Form 10-Q
period 2011-09-30
SEACOR HOLDINGS INC /NEW/
filed 2011-10-28
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011              or

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

The total number of shares of common stock, par value $.01 per share, outstanding as of October 21, 2011 was 21,714,704. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$306,465	$370,028
Restricted cash	19,474	12,651
Marketable securities	82,978	147,409
Receivables:
Trade, net of allowance for doubtful accounts of $3,343 and $4,212 in 2011 and 2010, respectively	316,633	450,912
Other	52,719	72,448
Inventories	75,906	67,498
Deferred income taxes	5,442	5,442
Prepaid expenses and other	14,637	18,414

Total current assets	874,254	1,144,802

Property and Equipment	2,985,583	2,803,754
Accumulated depreciation	(918,914)	(835,032)

Net property and equipment	2,066,669	1,968,722

Investments, at Equity, and Advances to 50% or Less Owned Companies	245,885	182,387
Construction Reserve Funds & Title XI Reserve Funds	298,345	323,885
Goodwill	62,424	61,779
Intangible Assets, net	16,427	21,169
Other Assets, net of allowance for doubtful accounts of $1,830 in 2010	98,314	57,645

	$3,662,318	$3,760,389

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$23,138	$14,618
Current portion of capital lease obligations	1,081	1,030
Accounts payable and accrued expenses	208,432	322,785
Other current liabilities	208,816	197,080

Total current liabilities	441,467	535,513

Long-Term Debt	669,573	697,427
Capital Lease Obligations	4,598	5,493
Deferred Income Taxes	565,078	567,880
Deferred Gains and Other Liabilities	138,969	156,711

Total liabilities	1,819,685	1,963,024

Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 36,380,547 and 36,110,719 shares issued in 2011 and 2010, respectively	364	361
Additional paid-in capital	1,245,436	1,225,296
Retained earnings	1,495,639	1,471,623
Shares held in treasury of 14,665,843 and 14,711,211 in 2011 and 2010, respectively, at cost	(900,225)	(903,004)
Accumulated other comprehensive loss:
Cumulative translation adjustments, net of tax	(5,305)	(3,995)
Derivative losses on cash flow hedges, net of tax	(4,228)	(2,933)
Other, net of tax	(111)	(111)

	1,831,570	1,787,237
Noncontrolling interests in subsidiaries	11,063	10,128

Total equity	1,842,633	1,797,365

	$3,662,318	$3,760,389

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues	$571,424	$979,833	$1,580,134	$2,068,984

Costs and Expenses:
Operating	475,173	683,219	1,274,855	1,480,266
Administrative and general	40,117	50,627	132,448	137,626
Depreciation and amortization	38,678	41,312	119,807	124,317

	553,968	775,158	1,527,110	1,742,209

Gains on Asset Dispositions and Impairments, Net	10,982	23,896	28,519	41,953

Operating Income	28,438	228,571	81,543	368,728

Other Income (Expense):
Interest income	5,554	2,562	12,599	5,788
Interest expense	(10,712)	(10,274)	(31,218)	(33,862)
Debt extinguishment losses, net	(51)	—	(99)	(368)
Marketable security gains (losses), net	130	(54)	(3,090)	(3,499)
Derivative gains (losses), net	(25,954)	1,648	(35,873)	(297)
Foreign currency gains (losses), net	(3,218)	7,585	3,361	(2,616)
Other, net	(39)	10	(273)	656

	(34,290)	1,477	(54,593)	(34,198)

Income (Loss) Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	(5,852)	230,048	26,950	334,530
Income Tax Expense (Benefit)	(352)	87,709	12,652	127,424

Income (Loss) Before Equity in Earnings of 50% or Less Owned Companies	(5,500)	142,339	14,298	207,106
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	9,562	7,933	10,600	11,678

Net Income	4,062	150,272	24,898	218,784
Net Income attributable to Noncontrolling Interests in Subsidiaries	247	334	882	1,163

Net Income attributable to SEACOR Holdings Inc.	$3,815	$149,938	$24,016	$217,621

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$0.18	$7.21	$1.14	$10.08
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$0.18	$7.14	$1.12	$9.99
Weighted Average Common Shares Outstanding:
Basic	21,202,480	20,786,721	21,158,110	21,590,917
Diluted	21,565,149	21,000,565	21,508,457	21,785,292

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity	Comprehensive Income
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2010	$361	$1,225,296	$1,471,623	$(903,004)	$(7,039)	$10,128	$1,797,365
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,971	—	—	2,971
Exercise of stock options	1	5,586	—	—	—	—	5,587
Director stock awards	—	273	—	—	—	—	273
Restricted stock and restricted stock units	2	104	—	1	—	—	107
Amortization of share awards	—	14,398	—	—	—	—	14,398
Cancellation of restricted stock	—	193	—	(193)	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(1,957)	(1,957)
Cash received from noncontrolling interests	—	—	—	—	—	1,705	1,705
Acquisition of subsidiary with noncontrolling interests	—	—	—	—	—	2,322	2,322
Purchase of subsidiary shares from noncontrolling interests	—	(414)	—	—	—	(2,092)	(2,506)
Sale of subsidiary shares to noncontrolling interests	—	—	—	—	—	124	124
Other	—	—	—	—	—	(49)	(49)
Comprehensive income:
Net income	—	—	24,016	—	—	882	24,898	$24,898
Other comprehensive loss	—	—	—	—	(2,605)	—	(2,605)	(2,605)

Nine months ended September 30, 2011	$364	$1,245,436	$1,495,639	$(900,225)	$(9,644)	$11,063	$1,842,633	$22,293

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2011	2010
Net Cash Provided by Operating Activities	$196,242	$416,060

Cash Flows from Investing Activities:
Purchases of property and equipment	(212,428)	(173,729)
Proceeds from disposition of property and equipment	50,573	172,993
Cash settlements on derivative transactions, net	7,000	(1,585)
Investments in and advances to 50% or less owned companies	(52,309)	(28,362)
Return of investments and advances from 50% or less owned companies	20,184	13,557
Net advances on revolving credit line to 50% or less owned companies	(8,233)	(4,332)
Principal payments (advances) on third party notes receivable, net	(33,585)	1,367
Net decrease (increase) in restricted cash	(6,823)	19,191
Net decrease in construction reserve funds and title XI reserve funds	25,540	17,491
Net increase in escrow deposits on like-kind exchanges	(5,046)	(738)
Repayments on (investments in) leases, net	7,888	(16,366)
Business acquisitions, net of cash acquired	(40,924)	1,203

Net cash provided by (used in) investing activities	(248,163)	690

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(33,689)	(72,166)
Net borrowings (payments) on inventory financing arrangements	10,196	(19,613)
Proceeds from issuance of long term debt, net of offering costs	375	—
Common stock acquired for treasury	—	(125,982)
Proceeds and tax benefits from share award plans	8,684	4,776
Purchase of subsidiary shares from noncontrolling interests	(1,149)	(39)
Dividends paid to noncontrolling interests, net of cash received	(252)	(40)

Net cash used in financing activities	(15,835)	(213,064)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	4,193	(7,312)

Net Increase (Decrease) in Cash and Cash Equivalents	(63,563)	196,374
Cash and Cash Equivalents, Beginning of Period	370,028	465,904

Cash and Cash Equivalents, End of Period	$306,465	$662,278

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Accounting Policy

The condensed consolidated financial information for the three and nine months ended September 30, 2011 and 2010 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of September 30, 2011, its results of operations for the three and nine months ended September 30, 2011 and 2010, its changes in equity for the nine months ended September 30, 2011, and its cash flows for the nine months ended September 30, 2011 and 2010. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

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

Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met. Deferred revenues, included in other current liabilities, for the nine months ended September 30 were as follows (in thousands):

	2011	2010
Balance at beginning of period	$29,322	$15,015
Revenues deferred during the period	6,191	18,949
Revenues recognized during the period	(15,236)	(4,587)
Write-off of previously deferred revenues	(16)	(278)

Balance at end of period	$20,261	$29,099

As of September 30, 2011, deferred revenues included $12.7 million relating to the time charter of several offshore support vessels operating in the U.S. Gulf of Mexico that are scheduled to be paid through the conveyance of a limited net profit interest in developmental oil and gas producing properties owned by a customer. Payments from the conveyance of the limited net profit interest, and the timing of such payments, are contingent upon production and energy sale prices. Based on the current production payout estimate, the deferred revenues are expected to be paid through mid-2012. The Company expects to defer an additional $2.7 million of vessel charter hire under this arrangement through December 2011. The Company will continue to recognize revenues as cash is received or earlier should future payments become determinable. All costs and expenses related to these charters were recognized as incurred.

As of September 30, 2011, deferred revenues also included $6.1 million related to audit provisions in certain Environmental Services’ response service contracts. The amount of revenues ultimately recognized following the completion of the billing audits or the expiration of the audit period could differ from the amounts billed and those differences may be material.

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

The Company’s financial assets and liabilities as of September 30, 2011 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$45,471	$37,507	$—
Derivative instruments (included in other receivables)	2,415	4,235	—
Construction reserve funds and Title XI reserve funds	298,345	—	—
LIABILITIES
Short sale of marketable securities (included in other current liabilities)	32,176	—	—
Derivative instruments (included in other current liabilities)	11,550	12,617	—

(1)

Marketable security gains (losses), net include losses of $5.2 million and gains of $1.0 million for the three months ended September 30, 2011 and 2010, respectively, related to marketable security positions held by the Company as of September 30, 2011. Marketable security losses, net include losses of $12.9 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively, related to marketable security positions held by the Company as of September 30, 2011.

The estimated fair value of the Company’s other financial assets and liabilities as of September 30, 2011 were as follows (in thousands):

	Carrying Amount	Estimated Fair Value
ASSETS
Cash, cash equivalents and restricted cash	$325,939	$325,939
Investments, at cost, in 50% or less owned companies (included in other assets)	8,315	see below
Notes receivable from other business ventures (included in other receivables and other assets)	53,159	see below
LIABILITIES
Long-term debt, including current portion	692,711	717,900

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

The Company’s non-financial assets and liabilities that were measured at fair value during the nine months ended September 30, 2011 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Investment in Avion Logistics Limited (included in Investments, at Equity, and Advances to 50% or Less Owned Companies)(1)	$—	$1,000	$—
Investment in Soylutions LLC (included in Investments, at Equity, and Advances to 50% or Less Owned Companies)(1)	—	11,992	—
Investment in Mantenimiento Express Maritimo, S.A.P.I. De C.V. (included in Investments, at Equity, and Advances to 50% or Less Owned Companies)(2)	—	16,415	—
LIABILITIES
Lease Obligations for Helicopters (included in other current liabilities)(3)	—	—	395

(1)	During the nine months ended September 30, 2011, the Company marked its investment in its Avion Logistics Limited joint venture and its investment in its Soylutions LLC joint venture to fair value following the acquisition of controlling interests (see Note 6). The investments’ fair values were determined based on the Company’s purchase prices of the acquired interests.

(2)	During the nine months ended September 30, 2011, the Company marked its investment in its Mantenimiento Express Maritimo S.A.P.I. de C.V. joint venture to fair value following the joint venture’s sale of an additional equity interest to an unrelated third party (see Note 6). The investment’s fair value was determined based on the third party’s purchase price of the acquired interest.

(3)	During the nine months ended September 30, 2011, the Company recorded a gain of $0.2 million to decrease the carrying value of its exit obligations for three leased-in helicopters.

3.	Derivative Instruments and Hedging Strategies

Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of September 30, 2011 were as follows (in thousands):

	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$5,873

	—	5,873

Derivatives not designated as hedging instruments:
Options on equities and equity indices	1,127	958
Forward currency exchange, option and future contracts	635	1,765
Interest rate swap agreements	—	3,766
Commodity swap, option and future contracts:
Exchange traded	1,774	2,147
Non-exchange traded	3,114	1,403
U.S. treasury notes, rate-locks and bond future and option contracts	—	8,255

	6,650	18,294

	$6,650	$24,167

Fair Value Hedges. During the nine months ended September 30, 2011, the Company utilized forward currency exchange contracts designated as fair value hedges to fix a portion of its euro denominated capital commitments in U.S. dollars to protect against currency fluctuations. As of September 30, 2011, there were no forward currency exchange contracts designated as fair value hedges. During the nine months ended September 30, 2011, the Company designated €55.1 million notional value of its forward currency exchange contracts as fair value hedges, in addition to €56.0 million previously so designated as of December 31, 2010. During the nine months ended September 30, 2011, the Company dedesignated and liquidated €51.5 million notional value of these contracts and €59.6 million notional value matured.

The Company recognized gains (losses) on derivative instruments designated as fair value hedges for the nine months ended September 30 as follows (in thousands):

	Derivative gains (losses), net
	2011	2010
Forward currency exchange contracts, effective and ineffective portions	$6,517	$(1,103)
Increase (decrease) in fair value of hedged items included in property and equipment corresponding to effective portion of derivative (gains) losses	(6,557)	1,012

	$(40)	$(91)

Cash Flow Hedges. As of September 30, 2011, the Company is a party to various interest rate swap agreements, with maturities ranging from 2013 to 2014, which have been designated as cash flow hedges. These agreements call for the Company to pay fixed interest rates ranging from 2.25% to 2.85% on aggregate notional values of $125.0 million and receive a variable interest rate based on London Interbank Offered Rate (“LIBOR”) on these notional values. As of September 30, 2011, one of the Company’s Offshore Marine Services 50% or less owned companies had an interest rate swap agreement maturing in 2015 that has been designated as a cash flow hedge. This instrument calls for the joint venture to pay a fixed interest rate of 1.48% on the amortized notional value of $19.9 million and receive a variable interest rate based on LIBOR on the amortized notional value. In addition, as of September 30, 2011, one of the Company’s Inland River Services 50% or less owned companies had four interest rate swap agreements with maturities ranging from 2013 to 2015 that have been designated as cash flow hedges. These instruments call for the joint venture to pay fixed rates of interest ranging from 1.53% to 4.16% on the aggregate amortized notional value of $55.0 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. By entering into these interest rate swap agreements, the Company and its joint ventures have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.

The Company recognized gains (losses) on derivative instruments designated as cash flow hedges for the nine months ended September 30 as follows (in thousands):

	Other comprehensive loss		Derivative gains (losses), net
	2011	2010	2011	2010
Interest rate swap agreements, effective portion	$(3,447)	$(8,323)	$—	$—
Interest rate swap agreements, ineffective portion	—	—	(108)	24
Reclassification of derivative losses to interest expense or equity in earnings of 50% or less owned companies	1,455	2,251	—	—

	$(1,992)	$(6,072)	$(108)	$24

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the nine months ended September 30 as follows (in thousands):

	Derivative gains (losses), net
	2011	2010
Options on equities and equity indices	$2,725	$1,434
Forward currency exchange, option and future contracts	990	505
Interest rate swap agreements	(2,489)	(4,035)
Commodity swap, option and future contracts:
Exchange traded	(8,818)	898
Non-exchange traded	1,293	3,048
U.S. treasury notes, rate-locks and bond future and option contracts	(29,426)	(2,080)

	$(35,725)	$(230)

The Company holds positions in publicly traded equity options that convey the right or obligation to engage in a future transaction on the underlying equity security or index. The Company’s investment in equity options primarily includes positions in energy, marine, transportation and other related businesses. These contracts are typically entered into to mitigate the risk of changes in the market value of marketable security positions that the Company is either about to acquire, has acquired or is about to dispose of.

The Company has entered into and settled forward currency exchange, option and future contracts with respect to various foreign currencies. As of September 30, 2011, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $53.0 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.

The Company has entered into various interest rate swap agreements with maturities ranging from 2012 through 2015 that call for the Company to pay fixed interest rates ranging from 1.67% to 2.59% on aggregate amortized notional values of $97.2 million and receive a variable interest rate based on LIBOR on these notional values. In addition, one of the Company’s Offshore Marine Services 50% or less owned companies has entered into an interest rate swap agreement maturing in 2014 that calls for the joint venture to pay a fixed interest rate of 3.05% on the amortized notional value of $26.0 million and receive a variable interest rate based on LIBOR on the notional value. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company or its joint venture.

The Company has entered into and settled positions in various exchange and non-exchange traded commodity swap, option and future contracts. In the Company’s commodity trading and logistics business, fixed price future purchase and sale contracts for ethanol and sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sale contracts as well as its inventory balances from market changes. As of September 30, 2011, the net market exposure to ethanol and sugar under these contracts was not material. The Company also enters into exchange traded positions (primarily natural gas, heating oil, crude oil, gasoline, ethanol and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s offshore marine, inland river and commodity trading and logistics businesses. As of September 30, 2011, these positions were not material.

The Company has entered into and settled various positions in U.S. treasury notes and bonds through rate locks, futures or options on futures tied to U.S. treasury notes. The general purpose of these transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates, which might lead to higher interest costs for the Company. As of September 30, 2011, this position consisted of a one-year rate-lock agreement with a notional value of $100.0 million. The treasury rate-lock agreement settled in October 2011 for a net cash payment of $7.1 million based on the then current rate on the ten-year U.S. Treasury Note versus the agreement rate of 2.845%.

4.	Business Acquisitions

Soylutions Acquisition. On July 29, 2011, the Company obtained a 100% controlling interest in Soylutions LLC (“Soylutions”) through its acquisition of its partner’s interest for $11.9 million in cash (see Note 6). The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis was finalized in July 2011.

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

SES Kazakhstan Acquisition. On August 31, 2010, the Company obtained a 100% controlling interest in SES-Borkit LLP through its acquisition of its partner’s interest for $1.0 million (cash of $0.6 million and contingent consideration of $0.4 million). Upon acquisition, SES-Borkit LLP was renamed SES Kazakhstan LLP (“SES Kazakhstan”). The selling partner has the opportunity to receive additional consideration of up to $0.4 million based on certain performance measures over the period from the date of acquisition through August 2013. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis was finalized in August 2011. No additional consideration has been earned by the selling partner through September 30, 2011.

PIER Acquisition. On December 1, 2009, the Company acquired all of the issued and outstanding shares of PIER Systems Inc. (“PIER”), a provider of crisis communication consulting services and software in the United States and abroad. The selling stockholders of PIER had the opportunity to receive additional consideration of up to $1.3 million, of which $0.7 million was accrued at acquisition, based upon certain performance measures over the period from the date of acquisition through May 2011. During the nine months ended September 30, 2011, the Company paid $0.5 million of additional consideration and accrued additional contingent consideration of $0.2 million as general and administrative expenses in the accompanying condensed consolidated financial statements. As of September 30, 2011, the Company had paid $0.8 million, in the aggregate, of additional consideration.

Rivers Edge Acquisition. On November 15, 2007, the Company acquired all of the issued and outstanding shares of Rivers Edge Services, Inc. and Kemp’s Rivers Edge Vactor Services, Inc. (collectively referred to as “Rivers Edge”), providers of remediation, demolition, and environmental services in the pacific northwestern United States. The selling stockholder of Rivers Edge has the opportunity to receive additional consideration of up to $4.8 million based upon certain performance measures over the period from the date of acquisition through December 31, 2011, which will be recognized by the Company as compensation expense in the period earned. As of September 30, 2011, no additional consideration had been earned by the selling stockholder.

SRI Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Solid Resources, Inc. and Solid Resources, LLC (collectively referred to as “SRI”), providers of environmental services in the southeastern United States. The selling stockholder of SRI had the opportunity to receive additional consideration of up to $39.5 million based upon certain performance measures over the period from the date of acquisition through September 30, 2011, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the nine months ended September 30, 2011, no additional consideration was earned by the selling stockholder. As of September 30, 2011, the Company had paid $6.0 million, in the aggregate, of additional consideration, which was recorded as additional goodwill.

Purchase Price Allocation. The following table summarizes the allocation of the purchase price for the Company’s business acquisitions during the nine months ended September 30, 2011 (in thousands):

Trade and other receivables	$(2,656)
Investments, at Equity, and Advances to 50% or Less Owned Companies	(11,920)
Property and Equipment	59,390
Goodwill	621
Other Assets	211
Accounts payable	(127)
Other current liabilities	(44)
Long-Term Debt	(2,229)
Noncontrolling interests in subsidiaries	(2,322)

Purchase price(1)	$40,924

(1)	Purchase price is net of cash acquired of $1.8 million.

5.	Equipment Acquisitions, Dispositions and Depreciation and Impairment Policies

During the nine months ended September 30, 2011, capital expenditures were $212.4 million. Equipment deliveries during the period included three offshore support vessels, 55 inland river dry cargo barges, two liquid tank barges, nine helicopters and one harbor tug. In addition, the Company acquired a controlling interest in an offshore support vessel.

During the nine months ended September 30, 2011, the Company sold nine offshore support vessels, eight helicopters, one inland river towboat, six inland river deck barges, two harbor tugs and other equipment for net proceeds of $50.6 million and gains of $31.7 million of which $25.1 million was recognized currently and $6.6 million was deferred.

From time to time, the Company enters into vessel sale-leaseback transactions with finance companies, provides seller financing on sales of its vessels to third parties and sells vessels, helicopters and barges to its 50% or less owned companies. A portion of the gains realized from these transactions was not immediately recognized in income and has been recorded in the accompanying condensed consolidated balance sheets in deferred gains and other liabilities. Deferred gain activity related to these transactions for the nine months ended September 30 was as follows (in thousands):

	2011	2010
Balance at beginning of period	$131,836	$93,231
Deferred gains arising from asset sales	6,587	8,530
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(16,773)	(12,440)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(3,407)	(20,626)

Balance at end of period	$118,243	$68,695

The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the nine months ended September 30, 2011, impairment charges recognized by the Company related to long-lived assets held for use were not material.

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

As of September 30, 2011, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore support vessels	20
Helicopters(1)	15
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag tankers(2)	25
RORO vessels	20
Harbor and offshore tugs	25
Ocean liquid tank barges	25

(1)	Effective July 1, 2011, the Company changed its estimated useful life and salvage value for helicopters from 12 to 15 years and 30% to 40%, respectively, due to improvements in new aircraft models that continue to increase their long-term value and make them viable for operation over a longer period of time. For the three and nine months ended September 30, 2011, the change in estimate increased operating income by $3.7 million, net income by $2.4 million and basic and diluted earnings per share by $0.11.

(2)	Subject to Oil Pollution Act of 1990 (“OPA 90”) requirements.

6.	Investments, at Equity, and Advances to 50% or Less Owned Companies

Soylutions. On July 29, 2011, the Company obtained a 100% controlling interest in Soylutions through its acquisition of its 50% partner’s interest for $11.9 million in cash (see Note 4). Upon the acquisition, the Company adjusted its investment in Soylutions to fair value resulting in the recognition of a gain of $2.3 million, net of tax, which is included in equity in earnings in 50% or less owned companies in the accompanying condensed consolidated statements of income.

MexMar. On July 1, 2011, Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), a Mexican joint venture that operates six offshore support vessels in Mexico, executed a business reorganization plan and issued an additional equity interest to an unrelated third party for $17.1 million in cash. Subsequent to the reorganization and issuance of the additional equity interest, the Company recognized an $8.4 million gain, net of tax, which is included in equity in earnings in 50% or less owned companies in the accompanying condensed consolidated statements of income, and received $14.9 million on the net repayment of outstanding advances from MexMar. The Company has a 49% interest in MexMar after the reorganization.

Aeroleo. On July 1, 2011, the Company acquired a 50% economic interest and a 20% voting interest in Aeroleo Taxi Aereo S/A (“Aeroleo”), a Brazilian entity that provides helicopter transport services to the Brazilian offshore oil and gas industry, for $4.8 million in cash. The Company and its partner also each loaned Aeroleo $6.0 million at an interest rate of 6% per annum. The note requires monthly interest payments and matures in June 2013.

Era do Brazil. On July 1, 2011, the Company and its partner each contributed $4.8 million in cash to Era do Brazil LLC (“Era do Brazil”), a 50-50 joint venture. Era do Brazil immediately acquired a helicopter, subject to a lease to Aeroleo, from the Company for $11.5 million ($9.5 million in cash and a $2.0 million note payable). The note payable bears an interest rate of 7.0% per annum, requires 60 monthly principal and interest payments, and is secured by the helicopter and the Aeroleo lease.

Avion Logistics Limited. On June 1, 2011, the Company acquired a 100% controlling interest in Avion Logistics Limited (“ALL”) through its acquisition of its partner’s 50% interest for $1.0 million in cash. Upon acquisition, the Company adjusted its investment in ALL to fair value resulting in the recognition of a gain of

$0.3 million, net of tax, which is included in equity in earnings of 50% or less owned companies. Following this change in control, the Company contributed its ownership interest in ALL to Hawker Pacific Airservices Limited (“Hawker Pacific”) for an additional 1.7% interest in Hawker Pacific.

Dynamic Offshore Drilling. On April 4, 2011, the Company acquired a 20% interest in Dynamic Offshore Drilling Ltd. (“Dynamic”), a company established to construct and operate jack-up drilling rigs, for $10.0 million. The first jack-up drilling rig is currently under construction in Singapore and is scheduled for delivery in the first quarter of 2013.

Dart. On February 28, 2011, the Company made an additional investment of $5.0 million in Dart Helicopter Services LLC (“Dart”), a sales, marketing and parts manufacturing organization based in North America that engineers and manufactures after-market parts and equipment for sale to helicopter manufacturers and operators. On July 31, 2011, the Company contributed its ownership in Dart into Dart Holding Company Ltd. in exchange for a 50% interest and a note receivable of $5.1 million. The note receivable bears interest at a rate of 4.0% per annum, requires quarterly principal and interest payments and matures July 31, 2023.

Hawker Pacific. On December 15, 2010, the Company acquired a 32.5% interest in Hawker Pacific, an aviation sales and support organization and a distributor of aviation components, for $25.0 million in cash. In June 2011, the Company contributed its ownership in ALL, valued at $2.0 million, to Hawker Pacific for an additional 1.7% ownership interest bringing its total ownership percentage to 34.2%. The Company has performed a preliminary fair value analysis of Hawker Pacific as of the acquisition date and the date of its additional contribution of ALL. The excess of the purchase price over the Company’s interest in Hawker Pacific’s net assets has been initially allocated to intangible assets in the amount of $7.8 million. Finalization of the preliminary fair value analysis may result in revisions to this allocation.

Bunge-SCF Grain. On September 29, 2010, the Company and a global agribusiness and food company formed Bunge-SCF Gain, LLC (“Bunge-SCF Grain”), a 50-50 joint venture to construct and own a river grain terminal on the Mississippi River in Illinois, which is expected to be completed in 2012. During the nine months ended September 30, 2011, the Company and its partner each made cash contributions of $11.3 million to the joint venture to fund construction costs.

Illinois Corn Processing. Illinois Corn Processing LLC (“ICP”) is a 50-50 joint venture that owns and operates an alcohol manufacturing facility dedicated to the production of alcohol for beverage, industrial and fuel applications. Upon ICP’s formation, the Company provided a $10.0 million term loan with a maturity in November 2014 and a $20.0 million revolving line of credit with a maturity in November 2012 subject to certain borrowing restrictions. During the nine months ended September 30, 2011, the Company made net advances of $8.2 million under the revolving line of credit and received repayments of $0.8 million on the term loan. As of September 30, 2011, the outstanding balances under the term loan and revolving line of credit were $6.8 million and $17.6 million, respectively, inclusive of unpaid and accrued interest.

Avion Pacific Limited. Avion Pacific Limited (“Avion”) is a joint venture that distributes aircraft and aircraft-related parts in the Far East and China. During the nine months ended September 30, 2011, the Company made advances of $6.5 million to Avion and received repayments of $4.6 million. As of September 30, 2011, the Company had outstanding loans to Avion totaling $6.7 million.

Era Training Center. Era Training Center LLC (“ETC”) is a joint venture that operates flight training devices and provides training services to the Company and third party customers. During the nine months ended September 30, 2011, the Company made advances of $1.2 million to ETC. As of September 30, 2011, the Company had outstanding loans to ETC totaling $4.5 million.

7.	Third Party Notes Receivable

From time to time, the Company engages in lending and leasing activities involving various types of equipment. During the nine months ended September, 30, 2011, these activities included advances of $22.2 million for two notes receivable secured by fixed wing aircraft and certain spare parts. Both notes receivable are for five years, one of which requires 59 monthly principal and interest payments and a final balloon payment, and the other requires quarterly payments of principal and interest, subject to certain prepayment provisions based on the sale of spare parts. These activities also included an advance of $14.5 million for a note receivable secured by an offshore support vessel that is managed by the Company. This note receivable requires monthly payments of principal and interest and a final balloon payment.

8.	Commitments and Contingencies

As of September 30, 2011, the Company’s unfunded capital commitments consisted primarily of offshore support vessels, helicopters, inland river tank barges, an interest in a dry-bulk articulated tug-barge, an interest in a river grain terminal and other property and equipment. These commitments totaled $302.0 million, of which $102.0 million is payable during the remainder of 2011 with the balance payable through 2013. Of the total unfunded capital commitments, $45.7 million may be terminated without further liability other than the payment of liquidated damages of $1.4 million. Subsequent to September 30, 2011, the Company committed to purchase additional equipment for $30.0 million.

The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter agreement that expires in 2012. In addition, the Company has guaranteed amounts owed under banking facilities by certain of its joint ventures. As of September 30, 2011, the total amount guaranteed by the Company under these arrangements was $24.9 million. In addition, as of September 30, 2011, the Company had uncalled capital commitments to two of its joint ventures for a total of $2.6 million.

On August 19, 2011, the Company granted two fixed price purchase options to an unrelated third party to acquire up to 25% of the outstanding common stock of a certain Environmental Services’ subsidiary of the Company. The first option to acquire a 12.5% interest may be exercised beginning August 19, 2012 through August 19, 2014. If the first option is exercised, the second option to acquire an additional 12.5% may be exercised beginning August 19, 2013 through August 19, 2015.

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

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies

(which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the Company was advised that its share of a $281.0 million (£175.0 million) accumulated funding deficit was $1.0 million (£0.6 million). The accumulated funding deficit is being recovered by additional annual contributions from current employers and is subject to adjustment following the results of future tri-annual actuarial valuations. As of September 30, 2011, $0.4 million, in the aggregate, of the Company’s funding deficit had been invoiced and expensed. Depending on the results of the future actuarial valuations, it is possible that the MNRPF will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer defined benefit pension plan, the American Maritime Officers Pension Plan (“the AMOPP”). Under federal pension law, the AMOPP was deemed in critical status for the 2009 and 2010 plan years as the funded percentage of the AMOPP was less than 65% of the pension liability. The AMOPP was frozen in January 2010 and a ten year rehabilitation plan was adopted by the AMOPP trustees in February 2010 whereby benefit changes and increased contributions by participating employers are expected to improve the funded status of the AMOPP. Based on an actuarial valuation performed as of September 30, 2010, the Company was advised that if it chose to withdraw from the AMOPP, its withdrawal liability would have been $29.5 million. As of September 30, 2011, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.

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

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.) (the “Robin Case”), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179 (“MDL”). The complaint seeks compensatory, punitive, exemplary, and other damages. In response to this lawsuit, the Company filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire. Pursuant to the Limitation of Liability

Act, those petitions imposed an automatic stay on the Robin Case, and the court set a deadline of April 20, 2011 for individual claimants to assert claims in the limitation cases. Approximately 66 claims were submitted by the deadline in all of the limitation actions. On June 8, 2011, the Company moved to dismiss these claims (with the exception of one claim filed by a Company employee) on various legal grounds. On October 12, 2011, the Court granted the Company’s motion to dismiss in its entirety, dismissing with prejudice all claims that had been filed against the Company in the limitation actions (with the exception of one claim filed by a Company employee that was not subject to the motion to dismiss). The Court has asked the Company to prepare final judgments to be entered in each of the limitation actions and in the Robin Case and the Company expects those judgments to be entered in the coming weeks.

On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by O’Brien’s Response Management Inc. (“O’Brien’s), a subsidiary of SEACOR. The action now is part of the overall MDL. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP’s Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experience injuries similar to Mr. Wunstell. The Company believes this lawsuit has no merit and will seek its dismissal. Pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend O’Brien’s in connection with the Wunstell Action and claims asserted in the MDL.

On December 15, 2010, SEACOR subsidiaries O’Brien’s and National Response Corporation (“NRC”) were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The master complaint naming O’Brien’s and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against its subsidiaries in the master complaint have no merit and on February 28, 2011, O’Brien’s and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that O’Brien’s and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that O’Brien’s and NRC advanced and has directed O’Brien’s and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. A schedule for such limited discovery and future motion practice is currently being discussed with the Court. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. Finally, the Court stated that the plaintiffs could file an amended master complaint and the plaintiffs have indicated that they intend to do so. In addition to the indemnity provided to O’Brien’s, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitation, to indemnify and defend O’Brien’s and NRC in connection with these claims in the MDL.

Subsequent to the filing of the referenced master complaint, four additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, O’Brien’s and/or NRC as defendants and are part of the overall MDL. On April 8, 2011, O’Brien’s was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, O’Brien’s and NRC were named as defendants in James and Krista Pearson v. BP Exploration &

Production, Inc., et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, O’Brien’s and NRC were named as defendants in Thomas Edward Black v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against O’Brien’s and NRC (and the other defendants). By court order, all four of these additional individual cases have been stayed as a result of the filing of the referenced master complaint.

On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named O’Brien’s and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean’s own Limitation of Liability Act action, which is part of the overall MDL, tendering to O’Brien’s and NRC the claims in the referenced master complaint that have already been asserted against O’Brien’s and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P., and Weatherford International, Inc. have also filed cross-claims against O’Brien’s and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean’s Limitation of Liability Act action and O’Brien’s and NRC have asserted counterclaims against those same parties for identical relief.

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

During the nine months ended September 30, 2011, the Company received a Notice of Infringement (the “Notice”) from the Brazilian Federal Revenue Office. The Notice alleged the Company had imported a number of vessels into Brazil without properly completing the required importation documents and levied an assessment of $25.7 million. The Company intends to vigorously defend its position that the proposed assessment is erroneous and believes the resolution of this matter will not have a material effect on the Company’s consolidated financial position or its results of operations. Of the levied assessment, $19.3 million relates to managed vessels whose owner would be responsible to reimburse any potential payment.

9.	Long-Term Debt and Capital Lease Obligations

As of September 30, 2011, the Company had $125.0 million of outstanding borrowings under its revolving credit facility. The remaining availability under this facility was $323.5 million, net of issued letters of credit of $1.5 million. In addition, the Company had other outstanding letters of credit totaling $52.8 million with various expiration dates through 2014.

On July 15, 2011, one of the Company’s Marine Transportation subsidiaries obtained a $1.0 million revolving credit facility. The facility bears interest at prime plus 50 basis points with a floor of 4.5% and is secured by all of the assets of the subsidiary. During the nine months ended September 30, 2011, the Company drew $0.4 million on the revolving credit facility and, as of September 30, 2011, had outstanding borrowings of $0.4 million and remaining availability of $0.6 million.

During the nine months ended September 30, 2011, the Company made scheduled payments on long-term debt and capital lease obligations of $8.6 million, repaid $22.8 million for the redemption of a facility financing, and made net borrowings on inventory financing arrangements of $10.2 million.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes due 2012 and its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the nine months ended September 30, 2011, the Company purchased $2.2 million, in principal amount, of its 5.875% Senior Notes due 2012, for an aggregate purchase price of $2.3 million.

10.	Stock Repurchases

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the nine months ended September 30, 2011, the Company did not acquire any Common Stock for treasury. As of September 30, 2011, the remaining authority under the repurchase plan was $113.0 million.

11.	Earnings Per Common Share of SEACOR

Basic earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock method. Dilutive securities for this purpose assumes restricted stock grants have vested and common shares have been issued pursuant to the exercise of outstanding stock options. For the three and nine months ended September 30, 2011, diluted earnings per common share of SEACOR excluded 389,536 and 302,521, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive. For the three and nine months ended September 30, 2010, diluted earnings per common share of SEACOR excluded 939,071 and 872,748, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

A reconciliation of basic and diluted weighted average outstanding common shares of SEACOR was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic Weighted Average Common Shares Outstanding	21,202,480	20,786,721	21,158,110	21,590,917
Effect of Dilutive Share Awards:
Options and Restricted Stock	362,669	213,844	350,347	194,375

Diluted Weighted Average Common Shares Outstanding	21,565,149	21,000,565	21,508,457	21,785,292

12.	Comprehensive Income

For the three months ended September 30, 2011 and 2010, total comprehensive income was $1.3 million and $150.5 million, respectively. For the nine months ended September 30, 2011 and 2010, total comprehensive income was $22.3 million and $214.5 million, respectively. The components of other comprehensive income (loss) and allocated income tax (expense) benefit for the three and nine months ended September 30 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
2011
Foreign currency translation adjustments	$(3,760)	1,316	$(2,444)	$(2,015)	$705	$(1,310)
Derivative losses on cash flow hedges (see Note 3)	(549)	192	(357)	(1,992)	697	(1,295)

Other comprehensive loss	$(4,309)	$1,508	$(2,801)	$(4,007)	$1,402	$(2,605)

2010
Foreign currency translation adjustments	$2,506	$(877)	$1,629	$(556)	$195	$(361)
Derivative losses on cash flow hedges (see Note 3)	(2,089)	731	(1,358)	(6,072)	2,125	(3,947)

Other comprehensive income (loss)	$417	$(146)	$271	$(6,628)	$2,320	$(4,308)

13.	Share Based Compensation

Transactions in connection with the Company’s share based compensation plans during the nine months ended September 30, 2011 were as follows:

Director stock awards granted	3,000

Employee Stock Purchase Plan (“ESPP”) shares issued	47,376

Restricted stock awards granted	183,500

Restricted stock awards cancelled	2,020

Shares released from Deferred Compensation Plan	63

Restricted Stock Unit Activities:
Outstanding as of December 31, 2010	531
Granted	650
Converted to shares and issued to Deferred Compensation Plan	(51)

Outstanding as of September 30, 2011	1,130

Stock Option Activities:
Outstanding as of December 31, 2010	1,130,356
Granted	225,590
Exercised	(83,277)
Forfeited	(1,120)
Expired	—

Outstanding as of September 30, 2011	1,271,549

Shares available for future grants and ESPP purchases as of September 30, 2011	600,742

14.	Segment Information

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

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2011
Operating Revenues:
External customers	93,256	71,804	45,349	24,696	40,415	279,178	16,726	—	571,424
Intersegment	21	—	2,526	87	—	—	15	(2,649)	—

	93,277	71,804	47,875	24,783	40,415	279,178	16,741	(2,649)	571,424

Costs and Expenses:
Operating	68,457	45,701	31,196	15,194	28,872	279,180	9,117	(2,544)	475,173
Administrative and general	10,687	6,841	2,206	2,044	7,691	1,944	2,523	6,181	40,117
Depreciation and amortization	11,785	9,093	6,464	5,833	2,896	12	2,129	466	38,678

	90,929	61,635	39,866	23,071	39,459	281,136	13,769	4,103	553,968

Gains (Losses) on Asset Dispositions and Impairments, Net	5,241	4,894	1,303	—	3	—	(315)	(144)	10,982

Operating Income (Loss)	7,589	15,063	9,312	1,712	959	(1,958)	2,657	(6,896)	28,438

Other Income (Expense):
Derivative losses, net	—	(807)	—	—	—	(3,063)	—	(22,084)	(25,954)
Foreign currency gains (losses), net	(2,129)	(95)	—	(18)	(75)	153	(75)	(979)	(3,218)
Other, net	6	—	—	131	—	—	(1)	(175)	(39)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	8,754	106	2,771	—	(93)	(2,267)	291	—	9,562

Segment Profit (Loss)	14,220	14,267	12,083	1,825	791	(7,135)	2,872

Other Income (Expense) not included in Segment Profit									(5,079)
Less Equity Earnings included in Segment Profit									(9,562)

Loss Before Taxes and Equity Earnings									(5,852)

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2011
Operating Revenues:
External customers	266,915	196,434	127,959	66,169	151,963	718,511	52,183	—	1,580,134
Intersegment	92	18	7,827	262	4	—	15	(8,218)	—

	267,007	196,452	135,786	66,431	151,967	718,511	52,198	(8,218)	1,580,134

Costs and Expenses:
Operating	199,719	121,623	87,797	37,757	104,578	703,842	27,417	(7,878)	1,274,855
Administrative and general	33,535	20,090	8,069	5,607	25,564	6,806	8,353	24,424	132,448
Depreciation and amortization	36,523	33,402	17,877	16,539	7,365	37	6,655	1,409	119,807

	269,777	175,115	113,743	59,903	137,507	710,685	42,425	17,955	1,527,110

Gains (Losses) on Asset Dispositions and Impairments, Net	13,212	13,260	1,978	—	(16)	—	229	(144)	28,519

Operating Income (Loss)	10,442	34,597	24,021	6,528	14,444	7,826	10,002	(26,317)	81,543

Other Income (Expense):
Derivative losses, net	—	(1,308)	—	—	—	(6,985)	—	(27,580)	(35,873)
Foreign currency gains (losses), net	(1,812)	596	—	4	(29)	132	(98)	4,568	3,361
Other, net	6	—	4	187	2	—	(2)	(470)	(273)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	9,689	1,061	3,181	—	31	(3,267)	(95)	—	10,600

Segment Profit (Loss)	18,325	34,946	27,206	6,719	14,448	(2,294)	9,807

Other Income (Expense) not included in Segment Profit									(21,808)
Less Equity Earnings included in Segment Profit									(10,600)

Income Before Taxes and Equity Earnings									26,950

Capital Expenditures	50,096	88,894	40,786	10,460	5,853	60	13,253	3,026	212,428

As of September 30, 2011
Property and Equipment	610,056	650,750	361,515	233,892	35,617	178	154,081	20,580	2,066,669
Investments, at Equity, and Advances to 50% or Less Owned Companies	69,272	51,395	42,870	12,340	2,207	9,441	58,360	—	245,885
Goodwill	13,367	352	1,743	606	45,054	—	1,302	—	62,424
Intangible Assets	6,482	—	815	1,630	7,055	—	445	—	16,427
Other current and long-term assets, excluding cash and near cash assets(1)	121,486	93,087	56,266	5,528	63,720	127,089	69,124	27,351	563,651

Segment Assets	820,663	795,584	463,209	253,996	153,653	136,708	283,312

Cash and near cash assets(1)									707,262

Total Assets									3,662,318

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2010
Operating Revenues:
External customers	150,981	67,117	38,148	18,540	468,226	216,896	19,925	—	979,833
Intersegment	9,935	19	3,233	—	—	—	106	(13,293)	—

	160,916	67,136	41,381	18,540	468,226	216,896	20,031	(13,293)	979,833

Costs and Expenses:
Operating	79,205	37,492	26,535	8,754	329,497	204,467	10,559	(13,290)	683,219
Administrative and general	12,378	7,274	2,898	1,087	11,508	3,716	2,803	8,963	50,627
Depreciation and amortization	12,758	10,889	5,415	7,320	2,249	13	2,224	444	41,312

	104,341	55,655	34,848	17,161	343,254	208,196	15,586	(3,883)	775,158

Gains (Losses) on Asset Dispositions and Impairments, Net	12,717	412	29,445	(18,677)	—	—	—	(1)	23,896

Operating Income (Loss)	69,292	11,893	35,978	(17,298)	124,972	8,700	4,445	(9,411)	228,571

Other Income (Expense):
Derivative gains (losses), net	—	(29)	—	—	—	(5,307)	—	6,984	1,648
Foreign currency gains (losses), net	977	(81)	—	61	3	190	34	6,401	7,585
Other, net	—	50	—	—	—	—	—	(40)	10
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,300	663	3,522	—	533	1,042	(127)	—	7,933

Segment Profit (Loss)	72,569	12,496	39,500	(17,237)	125,508	4,625	4,352

Other Income (Expense) not included in Segment Profit									(7,766)
Less Equity Earnings included in Segment Profit									(7,933)

Income Before Taxes and Equity Earnings									230,048

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2010
Operating Revenues:
External customers	400,035	179,873	99,827	59,255	711,013	562,952	56,029	—	2,068,984
Intersegment	15,190	(29)	9,586	—	—	—	411	(25,158)	—

	415,225	179,844	109,413	59,255	711,013	562,952	56,440	(25,158)	2,068,984

Costs and Expenses:
Operating	232,980	110,059	67,636	31,101	476,942	555,213	31,493	(25,158)	1,480,266
Administrative and general	37,758	18,756	7,577	2,962	24,070	10,251	8,441	27,811	137,626
Depreciation and amortization	39,481	32,064	15,249	23,336	6,331	48	6,514	1,294	124,317

	310,219	160,879	90,462	57,399	507,343	565,512	46,448	3,947	1,742,209

Gains (Losses) on Asset Dispositions and Impairments, Net	27,332	881	31,231	(18,688)	(53)	—	1,203	47	41,953

Operating Income (Loss)	132,338	19,846	50,182	(16,832)	203,617	(2,560)	11,195	(29,058)	368,728

Other Income (Expense):
Derivative gains (losses), net	—	(91)	—	—	—	3,612	—	(3,818)	(297)
Foreign currency gains (losses), net	1,776	(1,677)	—	35	10	(557)	1	(2,204)	(2,616)
Other, net	—	50	10	—	—	6	34	556	656
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	6,264	(54)	4,229	—	625	7	607	—	11,678

Segment Profit (Loss)	140,378	18,074	54,421	(16,797)	204,252	508	11,837

Other Income (Expense) not included in Segment Profit									(31,941)
Less Equity Earnings included in Segment Profit									(11,678)

Income Before Taxes and Equity Earnings									334,530

Capital Expenditures	31,909	86,079	20,547	4,233	4,176	—	12,602	14,183	173,729

As of September 30, 2010
Property and Equipment	610,088	577,880	317,214	333,462	35,331	168	155,221	19,358	2,048,722
Investments, at Equity, and Advances to 50% or Less Owned Companies	40,029	26,367	40,390	—	2,071	15,577	23,900	—	148,334
Goodwill	13,367	353	1,743	—	37,999	—	1,302	—	54,764
Intangible Assets	8,566	—	1,186	2,036	9,282	—	557	—	21,627
Other current and long-term assets, excluding cash and near cash assets(1)	169,112	78,415	47,770	3,152	248,497	80,821	43,439	25,269	696,475

Segment Assets	841,162	683,015	408,303	338,650	333,180	96,566	224,419

Cash and near cash assets(1)									1,052,510

Total Assets									4,022,432

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: decreased demand and loss of revenues as a result of U.S. government implemented moratoriums directing operators to cease certain drilling activities and any extension of such moratoriums (the “Moratoriums”), weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters and aviation equipment or failures to finalize commitments to charter vessels and aviation equipment in response to Moratoriums, increased government legislation and regulation of the Company’s businesses could increase cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with providing spill and emergency response services, including the Company’s involvement in response to the oil spill as a result of the sinking of the Deepwater Horizon in April 2010, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and illiquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services, Marine Transportation Services and Aviation Services, decreased demand for Marine Transportation Services and Harbor and Offshore Towing Services due to construction of additional refined petroleum products, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations, the dependence of Offshore Marine Services, Marine Transportation Services and Aviation Services on several customers, consolidation of the Company’s customer base, safety issues experienced by a particular helicopter model that could result in customers refusing to use that helicopter model or a regulatory body grounding that helicopter model, which could also permanently devalue that helicopter model, the ongoing need to replace aging vessels and aircraft, industry fleet capacity, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company’s Common Stock, operational risks of Offshore Marine Services, Marine Transportation Services, Harbor and Offshore Towing Services and Aviation Services, effects of adverse weather conditions and seasonality, future phase-out of Marine Transportation Services’ double-bottom tanker, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and Environmental Services’ ability to comply with such regulation and other governmental regulation, changes in National Response Corporation’s Oil Spill Removal Organization classification, liability in connection with providing spill response services, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors in Inland River Services’ operations, adequacy of insurance coverage, the attraction and retention of qualified personnel by the Company and various other matters and factors, many of which are beyond the Company’s control. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors. Consequently, the following should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which are incorporated by reference.

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

Consolidated Results of Operations

The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and nine months (“Current Nine Months”) ended September 30, 2011, as compared with the three months (“Prior Year Quarter”) and nine months (“Prior Nine Months”) ended September 30, 2010. See “Item 1. Financial Statements—Note 14. Segment Information” included in Part I for consolidating segment tables for each period presented.

Offshore Marine Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	26,360	28	90,722	56	78,363	29	209,733	51

Africa, primarily West Africa	15,651	17	19,541	12	48,372	18	58,125	14
Middle East	11,142	12	13,326	8	33,570	13	39,727	9
Mexico, Central and South America	15,107	16	12,396	8	41,353	15	38,110	9
United Kingdom, primarily North Sea	19,514	21	17,447	11	55,044	21	48,782	12
Asia	5,503	6	7,484	5	10,305	4	20,748	5

Total Foreign	66,917	72	70,194	44	188,644	71	205,492	49

	93,277	100	160,916	100	267,007	100	415,225	100

Costs and Expenses:
Operating
Personnel	34,978	37	36,959	23	101,645	38	109,918	26
Repairs and maintenance	10,118	11	12,539	8	28,803	11	36,243	9
Drydocking	2,686	3	4,341	3	12,654	5	18,183	4
Insurance and loss reserves	3,285	3	3,761	2	9,518	3	10,742	3
Fuel, lubes and supplies	6,308	7	5,824	4	17,683	7	18,659	4
Leased-in equipment	5,660	6	4,018	2	12,819	5	11,145	3
Brokered vessel activity	243	—	3,307	2	2,987	1	9,040	2
Other	5,179	6	8,456	5	13,610	5	19,050	5

	68,457	73	79,205	49	199,719	75	232,980	56
Administrative and general	10,687	11	12,378	8	33,535	13	37,758	9
Depreciation and amortization	11,785	13	12,758	8	36,523	13	39,481	10

	90,929	97	104,341	65	269,777	101	310,219	75

Gains on Asset Dispositions	5,241	5	12,717	8	13,212	5	27,332	7

Operating Income	7,589	8	69,292	43	10,442	4	132,338	32

Other Income (Expense):
Foreign currency gains (losses), net	(2,129)	(2)	977	1	(1,812)	(1)	1,776	—
Other, net	6	—	—	—	6	—	—	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	8,754	9	2,300	1	9,689	4	6,264	2

Segment Profit	14,220	15	72,569	45	18,325	7	140,378	34

Operating Revenues by Type. The table below sets forth, for the periods indicated, the amount of operating revenues earned by type.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	24,111	26	81,004	50	71,643	27	193,050	46
Africa, primarily West Africa	15,047	16	14,667	9	43,543	16	47,683	11
Middle East	8,557	9	10,755	7	26,794	10	31,611	8
Mexico, Central and South America	13,942	15	10,096	6	37,211	14	32,125	8
United Kingdom, primarily North Sea	19,518	21	17,445	11	54,949	21	48,712	12
Asia	4,674	5	4,235	3	9,541	3	15,890	4

Total time charter	85,849	92	138,202	86	243,681	91	369,071	89

Bareboat charter	212	—	3,277	2	628	—	4,771	1
Brokered vessel activity	256	—	4,488	3	3,925	2	11,912	3
Other marine services	6,960	8	14,949	9	18,773	7	29,471	7

	93,277	100	160,916	100	267,007	100	415,225	100

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Rates Per Day Worked:
Anchor handling towing supply	$27,287	$41,619	$29,729	$38,291
Crew	6,728	6,522	6,559	6,592
Mini-supply	7,535	9,850	7,563	9,051
Standby safety	9,302	8,574	9,126	8,250
Supply	15,459	16,337	14,143	14,698
Towing supply	8,809	10,798	9,575	11,137
Specialty	16,172	7,330	9,829	7,258
Overall Average Rates Per Day Worked	11,318	13,667	10,880	13,028
Utilization:
Anchor handling towing supply	52%	82%	46%	78%
Crew	75%	80%	70%	73%
Mini-supply	87%	90%	75%	69%
Standby safety	88%	88%	87%	88%
Supply	70%	86%	69%	81%
Towing supply	43%	73%	49%	77%
Specialty	48%	88%	62%	72%
Overall Fleet Utilization	72%	83%	69%	77%
Available Days:
Anchor handling towing supply	1,564	1,675	4,641	5,114
Crew	3,487	4,542	11,291	13,569
Mini-supply	644	1,012	2,151	3,003
Standby safety	2,392	2,300	6,933	6,682
Supply	1,748	1,748	4,887	5,187
Towing supply	368	560	1,402	2,059
Specialty	276	275	988	969

Overall Fleet Available Days	10,479	12,112	32,293	36,583

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Operating revenues decreased by $67.6 million in the Current Year Quarter compared with the Prior Year Quarter.

Time charter revenues were $52.4 million lower. Overall fleet utilization was 72% compared with 83%. The number of days available for charter was 10,479 compared with 12,112, a 1,633 day or 13% reduction. Overall average day rates were $11,318 per day compared with $13,667 per day, a decrease of $2,349 per day or 17%.

Lower utilization decreased time charter revenues by $23.1 million. Net fleet dispositions, the impact of vessels mobilizing between geographic regions and other changes in fleet mix reduced time charter revenues by $11.8 million. In overall terms, lower average day rates decreased time charter revenues by $18.2 million while the impact of favorable changes in currency exchange rates increased time charter revenues by $0.7 million.

In the U.S. Gulf of Mexico, time charter revenues were $56.9 million lower due to softer market conditions attributable to the ongoing slowdown in the issuance of drilling permits by the Bureau of Ocean Energy Management, Regulation and Enforcement in the aftermath of the Deepwater Horizon oil spill. During the Current Year Quarter, lower utilization and lower average day rates reduced time charter revenues by $11.4 million and $17.0 million, respectively. Vessels that mobilized out of the region, other changes in fleet mix and net fleet dispositions decreased time charter revenues by $18.3 million and more out-of-service time for cold-stacked vessels during the period further decreased time charter revenues by $10.2 million. As of September 30, 2011 and 2010, the Company had seven vessels cold-stacked in this region.

In the Middle East, time charter revenues were $2.2 million lower primarily due to the impact of vessels mobilizing to other geographic regions and fleet dispositions.

In Mexico, Central and South America, time charter revenues were $3.8 million higher, of which $1.9 million was due to incremental time charter revenues from a vessel that mobilized into the region, $2.4 million was due to net fleet additions and $0.9 million was due to higher average day rates. Lower utilization decreased time charter revenues by $1.4 million.

In the United Kingdom, time charter revenues were $2.1 million higher, of which $1.3 million was due to improved average day rates and favorable changes in currency exchange rates and $1.0 million was due to incremental time charter revenues from a vessel that mobilized into the region and was converted from a towing supply to a standby safety vessel configuration.

Bareboat charter revenues were $3.1 million lower due to the change in contract status of one vessel in Asia. Revenues from brokered vessel activity were $4.2 million lower due to reduced activity in West Africa and the Middle East. Other marine services revenues were $7.9 million lower primarily due to $7.7 million of technical services provided in connection with the Deepwater Horizon oil spill response in the Prior Year Quarter.

Operating Expenses. Operating expenses decreased by $10.7 million in the Current Year Quarter compared with the Prior Year Quarter. Operating expenses were $3.5 million lower due to net fleet dispositions, $2.2 million lower due to more out-of-service days for cold-stacked vessels, $3.1 million lower due to reduced brokered vessel activity in West Africa and the Middle East, and $4.8 million lower due to the provision of technical services provided in connection with the Deepwater Horizon oil spill response during the Prior Year Quarter. The charter-in of several vessels into Mexico, Central and South America resulted in additional operating expense of $1.9 million.

Personnel costs were $2.0 million lower primarily due to net fleet dispositions and more out-of-service days for cold-stacked vessels. Repair and maintenance expenses were $2.4 million lower due to net fleet dispositions, more out-of-service days for cold-stacked vessels and the impact of expenditures incurred in the Prior Year Quarter related to technical services provided in support of the Deepwater Horizon oil spill response. Drydocking expenses were $1.7 million lower primarily due to reduced activity in Mexico, Central and South America, and West Africa. Brokered Vessel Activity expense was $3.1 million lower due to reduced activity in West Africa and the Middle East. Other operating expenses were $3.3 million lower primarily due to the impact of expenditures incurred in the Prior Year Quarter related to technical services provided in support of the Deepwater Horizon oil spill response.

Gains on Asset Dispositions. During the Current Year Quarter, the Company sold three offshore support vessels and other equipment for net proceeds of $6.7 million and gains of $5.1 million. In addition, the Company recognized previously deferred gains of $0.1 million. During the Prior Year Quarter, the Company sold four offshore support vessels for net proceeds of $84.3 million and gains of $19.2 million of which $11.9 million was recognized currently and $7.3 million was deferred. In addition, the Company recognized previously deferred gains of $0.8 million.

Equity in Earnings of 50% or Less Owned Companies, Net of Tax. During the Current Year Quarter, Offshore Marine Services’ Mexican joint venture executed a business reorganization plan and issued an additional equity interest to an unrelated third party. Subsequent to the reorganization and issuance of the additional equity interest, the Company recognized an $8.4 million gain, net of tax.

Current Nine Months compared with Prior Nine Months

Operating Revenues. Operating revenues decreased by $148.2 million in the Current Nine Months compared with the Prior Nine Months.

Time charter revenues were $125.4 million lower. Overall fleet utilization was 69% compared with 77%. The number of days available for charter was 32,293 compared with 36,583, a 4,290 day or 12% reduction. Overall average day rates were $10,880 per day compared with $13,028 per day, a decrease of $2,148 per day or 16%. Lower utilization decreased time charter revenues by $56.9 million. Net fleet dispositions, the impact of vessels mobilizing between geographic regions and other changes in fleet mix reduced time charter revenues by $39.3 million. In overall terms, lower average day rates decreased time charter revenues by $31.8 million while the impact of favorable changes in currency exchange rates increased time charter revenues by $2.6 million.

In the U.S. Gulf of Mexico, time charter revenues were $121.4 million lower due to softer market conditions attributable to the ongoing slowdown in the issuance of drilling permits by the Bureau of Ocean Energy Management, Regulation and Enforcement in the aftermath of the Deepwater Horizon oil spill. Time charter revenues were lower for all classes of vessels. During the Current Nine Months, lower utilization and lower average day rates reduced time charter revenues by $30.6 million and $26.0 million, respectively. Net fleet dispositions, vessels that mobilized out of the region and other changes in fleet mix decreased time charter revenues by $43.1 million and more out-of-service days for cold-stacked vessels further decreased time charter revenues by $21.7 million.

In West Africa, time charter revenues were $4.2 million lower, of which $5.5 million was due to reduced utilization and $0.8 million was due to lower average day rates. The impact of vessels mobilizing from other geographic regions, net fleet dispositions, and other changes in fleet mix increased time charter revenues by $2.1 million.

In the Middle East, time charter revenues were $4.8 million lower, of which $3.2 million was due to net fleet dispositions and the impact of vessels mobilizing out of the region, $1.5 million was due to reduced utilization and $0.1 million was due to lower average day rates.

In Mexico, Central and South America, time charter revenues were $5.1 million higher. Net fleet additions and the impact of vessels mobilizing out of the region increased time charter revenues by $5.1 million, and higher average day rates further increased time charter revenues by $0.7 million. Lower utilization decreased time charter revenues by $0.7 million.

In the United Kingdom, time charter revenues were $6.2 million higher, of which $4.5 million was due to improved average day rates and favorable changes in currency exchange rates, and $3.0 million was due to the impact of a vessel that mobilized into the region and was converted from a towing supply to standby safety vessel configuration. These increases were partially offset by a $1.3 million decrease due to reduced fleet utilization.

In Asia, time charter revenues were $6.3 million lower, of which $3.2 million was due to fleet dispositions, the impact of vessels mobilizing out of the region and other changes in fleet mix, $1.8 million was due to reduced utilization and $1.3 million was due to lower average day rates.

Bareboat charter revenues were $4.1 million lower due to the change in contract status of one vessel in Asia. Revenues from brokered vessel activity were $8.0 million lower due to reduced activity in West Africa and the Middle East. Other marine services revenues were $10.7 million lower primarily due to the impact in the Prior Nine Months of technical services provided in connection with the Deepwater Horizon oil spill response, which generated revenues of $11.4 million.

Operating Expenses. Operating expenses decreased by $33.3 million in the Current Nine Months compared with the Prior Nine Months. Operating expenses were $10.5 million lower due to net fleet dispositions and other changes in fleet mix, $3.8 million lower due to the effect of vessels mobilizing between regions, $9.0 million lower due to more out-of-service days for cold-stacked vessels, $6.1 million lower due to reduced brokered vessel activity in West Africa and the Middle East, and $6.8 million lower due to the provision of technical services provided in connection with the Deepwater Horizon oil spill response during the Prior Nine Months. The charter-in of several vessels into Mexico, Central and South America resulted in additional operating expenses of $2.3 million during the Current Nine Months.

Personnel costs were $8.3 million lower primarily due to net fleet dispositions and more out-of-service days for cold-stacked vessels. Repair and maintenance expenses were $7.4 million lower due to net fleet dispositions, more out-of-service days for cold-stacked vessels and expenditures incurred in the Prior Nine Months related to technical services provided in support of the Deepwater Horizon oil spill response. Drydocking expense was $5.5 million lower primarily due to reduced activity in the U.S. Gulf of Mexico, West Africa and Mexico, Central and South America. Insurance expense was $1.2 million lower primarily due to net fleet dispositions. Leased-in equipment expense was $1.7 higher primarily due to the charter-in of several vessels into Mexico, Central and South America during the Current Nine Months. Brokered Vessel Activity expense was $6.1 million lower due to reduced activity in West Africa and the Middle East. Other operating expenses were $5.4 million lower primarily due to the impact of expenditures incurred in the Prior Nine Months related to technical services provided in support of the Deepwater Horizon oil spill response.

Gains on Asset Dispositions. During the Current Nine Months, the Company sold nine offshore support vessels and other equipment for net proceeds of $19.2 million and gains of $16.9 million of which $12.3 million was recognized currently and $4.6 million was deferred. In addition, the Company recognized previously deferred gains of $0.9 million. During the Prior Nine Months, the Company sold six offshore support vessels. In addition, the Company received insurance proceeds related to the nationalization of one of its offshore support vessels and the total constructive loss of another offshore support vessel under construction. The Company received net proceeds of $134.9 million on the disposition of these assets, including the insurance proceeds, and had gains of $30.4 million of which $21.9 million was recognized currently and $8.5 million was deferred. In addition, the Company recognized previously deferred gains of $5.4 million.

Equity in Earnings of 50% or Less Owned Companies, Net of Tax. During the Current Nine Months, Offshore Marine Services’ Mexican joint venture executed a business reorganization plan and issued an additional equity interest to an unrelated third party. Subsequent to the reorganization and issuance of the additional equity interest, the Company recognized an $8.4 million gain, net of tax. The gain was partially offset by lower results from another joint venture due to its vessel being cold-stacked.

Fleet Count

The composition of Offshore Marine Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2011
Anchor handling towing supply	15	2	2	—	19
Crew	33	7	7	3	50
Mini-supply	5	1	2	—	8
Standby safety	26	1	—	—	27
Supply	10	—	9	10	29
Towing supply	2	1	2	—	5
Specialty	3	5	—	3	11

	94	17	22	16	149

2010
Anchor handling towing supply	16	2	2	—	20
Crew	40	2	10	2	54
Mini-supply	6	1	5	—	12
Standby safety	25	1	—	—	26
Supply	11	—	8	8	27
Towing supply	4	1	2	1	8
Specialty	4	5	—	3	12

	106	12	27	14	159

Aviation Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	52,863	74	52,339	78	140,728	72	138,863	77
Foreign	18,941	26	14,797	22	55,724	28	40,981	23

	71,804	100	67,136	100	196,452	100	179,844	100

Costs and Expenses:
Operating
Personnel	15,774	22	15,249	23	45,790	23	43,652	24
Repairs and maintenance	14,550	20	10,240	15	37,091	19	33,103	18
Insurance and loss reserves	2,454	4	2,404	3	6,598	3	6,835	4
Fuel and supplies	6,442	9	4,465	7	17,399	9	13,351	7
Leased-in equipment	505	1	556	1	1,470	1	1,558	1
Other	5,976	8	4,578	7	13,275	7	11,560	7

	45,701	64	37,492	56	121,623	62	110,059	61
Administrative and general	6,841	9	7,274	11	20,090	10	18,756	10
Depreciation and amortization	9,093	13	10,889	16	33,402	17	32,064	18

	61,635	86	55,655	83	175,115	89	160,879	89

Gains on Asset Dispositions and Impairments, Net	4,894	7	412	1	13,260	7	881	—

Operating Income	15,063	21	11,893	18	34,597	18	19,846	11

Other Income (Expense):
Derivative losses, net	(807)	(1)	(29)	—	(1,308)	(1)	(91)	—
Foreign currency gains (losses), net	(95)	—	(81)	—	596	—	(1,677)	(1)
Other, net	—	—	50	—	—	—	50	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	106	—	663	1	1,061	1	(54)	—

Segment Profit	14,267	20	12,496	19	34,946	18	18,074	10

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues earned by service line.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
U.S. Gulf of Mexico, primarily from oil and gas services	30,891	43	30,172	45	88,114	45	86,201	48
Alaska, primarily from oil and gas services	7,730	11	9,904	15	19,149	10	22,547	12
Contract-leasing	18,941	26	14,972	22	55,724	28	41,645	23
Air Medical Services	7,524	10	5,994	9	19,018	10	16,523	9
Flightseeing	4,121	6	4,133	6	6,868	3	6,438	4
FBO	2,688	4	2,049	3	7,889	4	6,774	4
Eliminations	(91)	—	(88)	—	(310)	—	(284)	—

	71,804	100	67,136	100	196,452	100	179,844	100

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Operating revenues increased by $4.7 million in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues from contract-leasing activities were $4.0 million higher primarily due to additional helicopters being placed on long-term contract-leases in foreign jurisdictions. As of September 30, 2011, 45 helicopters were engaged in contract-leasing activities compared with 38 as of September 30, 2010. Operating revenues in the U.S. Gulf of Mexico were $0.7 million higher primarily due to a $5.4 million increase in oil and gas related activities and a $1.7 million increase in search and rescue activities. These increases were offset by a $6.4 million decrease in operating revenues generated in support of the Deepwater Horizon oil spill response. Operating revenues from Alaska were $2.2 million lower primarily due to a reduced number of helicopters on contract with a major oil and gas customer after the completion of certain drilling activity in the fourth quarter of 2010. Air medical services increased by $1.5 million primarily due to $0.5 million in revenues generated from a new hospital contract and $1.0 million in increased activity in support of existing customers.

Operating Expenses. Operating expenses increased by $8.2 million in the Current Year Quarter compared with the Prior Year Quarter. Repair and maintenance expenses were $4.3 million higher primarily as a result of a $2.4 million increase in helicopter repairs due to the timing of major maintenance and a $2.2 million increase as additional helicopters were placed in power-by-hour maintenance programs. Fuel expenses were $2.0 million higher primarily due to higher prices. Other operating expenses were $1.4 million higher primarily due to a $0.4 million increase in the cost of contract medical support personnel assigned to search and rescue helicopters based in the U.S. Gulf of Mexico and a $0.7 million increase in services provided in support of helicopters on contract-leases.

Depreciation and Amortization. Depreciation and amortization expenses were lower by $1.8 million primarily due to a change in estimate of the useful life and salvage value of helicopters that resulted in a reduction of $3.7 million partially offset by the addition of new helicopters to the fleet. Effective July 1, 2011, the Company changed its estimated useful life and salvage value for helicopters from 12 to 15 years and 30% to 40%, respectively, due to improvements in new aircraft models that continue to increase their long-term value and make them viable for operation over a longer period of time.

Gains on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold equipment for proceeds of $13.1 million and gains of $6.7 million of which $4.7 million was recognized currently and $2.0 million was deferred. In addition, the Company recognized previously deferred gains of $0.2 million. During the Prior Year Quarter, the Company sold equipment for net proceeds of $0.5 million and gains of $0.3 million. In addition, the Company recognized previously deferred gains of $0.1 million.

Current Nine Months compared with Prior Nine Months

Operating Revenues. Operating revenues increased by $16.6 million in the Current Nine Months compared with Prior Nine Months. Operating revenues from contract-leasing activities were $14.1 million higher primarily due to additional helicopters being placed on long-term contract-leases in foreign jurisdictions. Operating revenues in the U.S. Gulf of Mexico were $1.9 million higher primarily due to a $5.1 million increase in oil and gas related activities and a $5.8 million increase in search and rescue activities. These increases were partially offset by a $9.1 million decrease in revenues in support of the Deepwater Horizon oil spill response. Operating revenues from Alaska were $3.4 million lower primarily due to a reduced number of helicopters on contract with a major oil and gas customer after the completion of certain drilling activity in the fourth quarter of 2010. Operating revenues from Air Medical Services increased by $2.5 million primarily due to $0.5 million in revenues generated from a new hospital contract and $2.0 million from increased activity on existing contracts.

Operating Expenses. Operating expenses increased by $11.6 million in the Current Nine Months compared with the Prior Nine Months. Personnel expenses were $2.1 million higher primarily due to a $1.0 million increase attributable to pilot pay scale adjustments implemented in June 2010 and a $0.9 million increase in air medical services related to staffing due to increased activity. Repair and maintenance expenses were $4.0 million higher primarily due to the placement of additional helicopters in power-by-hour maintenance programs. Fuel expenses were $4.0 million higher primarily due to higher prices. Other operating expenses were $1.7 million higher primarily due to a $1.5 million increase in the cost of contract medical support personnel assigned to search and rescue helicopters based in the U.S. Gulf of Mexico, $1.1 million of expenses related to an increase in parts sold to customers and a $1.4 million increase in services provided in support of helicopters on contract-leases. These increases were partially offset by the first quarter receipt of insurance proceeds of $1.9 million related to hurricane damages sustained in 2005 and a $0.6 million helicopter insurance premium adjustment as a result of good experience.

Administrative and General. Administrative and general expenses were $1.3 million higher primarily due to higher wage and benefit costs.

Depreciation and Amortization. Depreciation and amortization expenses were higher by $1.3 million primarily due to the addition of new helicopters to the fleet partially offset by a change in estimate of the useful life and salvage value of helicopters that resulted in a $3.7 million reduction.

Gains on Asset Dispositions and Impairments, Net. During the Current Nine Months, the Company sold equipment for proceeds of $22.1 million and gains of $14.8 million of which $12.8 million was recognized currently and $2.0 million was deferred. In addition, the Company recognized previously deferred gains of $0.4 million. During the Prior Nine Months, the Company sold equipment for net proceeds of $0.8 million and gains of $0.5 million. In addition, the Company recognized previously deferred gains of $0.4 million.

Fleet Count

The composition of Aviation Services’ fleet as of September 30 was as follows:

	Owned(1)	Joint Ventured	Leased-in	Managed	Total
2011
Light helicopters – single engine	51	3	6	—	60
Light helicopters – twin engine	30	6	—	9	45
Medium helicopters	59	2	1	3	65
Heavy helicopters	7	—	—	—	7

	147	11	7	12	177

2010
Light helicopters – single engine	51	6	3	—	60
Light helicopters – twin engine	35	—	6	9	50
Medium helicopters	52	—	3	3	58
Heavy helicopters	8	—	1	—	9

	146	6	13	12	177

(1)	Excludes one light-twin engine helicopter removed from service as of September 30, 2011.

Inland River Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	47,875	100	41,381	100	135,786	100	109,413	100

Costs and Expenses:
Operating
Barge logistics	21,545	45	14,889	36	59,122	44	38,490	35
Personnel	2,967	6	3,437	8	9,647	7	9,720	9
Repairs and maintenance	1,095	2	1,430	4	3,231	3	3,745	3
Insurance and loss reserves	603	1	867	2	1,748	1	2,073	2
Fuel, lubes and supplies	611	1	1,135	3	2,261	2	3,034	3
Leased-in equipment	2,718	6	3,002	7	7,232	5	6,696	6
Other	1,657	4	1,775	4	4,556	3	3,878	4

	31,196	65	26,535	64	87,797	65	67,636	62
Administrative and general	2,206	5	2,898	7	8,069	6	7,577	7
Depreciation and amortization	6,464	13	5,415	13	17,877	13	15,249	14

	39,866	83	34,848	84	113,743	84	90,462	83

Gains on Asset Dispositions	1,303	2	29,445	71	1,978	2	31,231	29

Operating Income	9,312	19	35,978	87	24,021	18	50,182	46

Other Income (Expense):
Other, net	—		—	—	4	—	10	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	2,771	6	3,522	8	3,181	2	4,229	4

Segment Profit	12,083	25	39,500	95	27,206	20	54,421	50

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues earned by service line.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Dry cargo barge pool participation	27,459	57	22,711	55	78,797	58	56,700	52
Liquid unit tow operations	6,873	15	7,297	18	19,870	15	22,491	21
Charter-out of dry cargo barges	2,444	5	2,124	5	6,727	5	6,491	6
10,000 barrel liquid tank barge operations	4,317	9	2,919	7	11,681	8	6,801	6
Inland river towboat operations and other activities	6,782	14	6,330	15	18,711	14	16,930	15

	47,875	100	41,381	100	135,786	100	109,413	100

Dry Cargo Barge Pool Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	Tons	%	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	1,019	80	811	76	2,862	73	2,179	69
Non-Grain	258	20	257	24	1,084	27	978	31

	1,277	100	1,068	100	3,946	100	3,157	100

	Days		Days		Days		Days
Available barge days	49,914		42,743		146,954		123,071

Operating Revenues. Operating revenues increased by $6.5 million in the Current Year Quarter compared with the Prior Year Quarter and increased by $26.4 million in the Current Nine Months compared with the Prior Nine Months primarily due to a larger fleet following the addition of newly constructed dry cargo barges and the addition of dry cargo and 10,000 barrel liquid tank barges previously included in the Seaspraie joint venture. These increases were partially offset by lower operating revenues in the liquid unit tow operation primarily due to lower contract rates and reduced utilization of towboats in the spot dry cargo market and a delay in the commencement of the grain harvest in the Current Year Quarter. Operating revenues from inland river towboat operations and other activities were $1.8 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to the commencement of towboat repair operations.

Operating Expenses. Operating expenses increased by $4.7 million in the Current Year Quarter compared with the Prior Year Quarter and increased by $20.2 million in the Current Nine Months compared with the Prior Nine Months. The increase in the Current Year Quarter and Current Nine Months was primarily due to increased barge logistic expenses as a result of the larger fleet, higher fuel prices and high-water towing escalators as a result of difficult operating conditions in the first half of the year and higher repositioning costs due to a delay in the commencement of the grain harvest in the Current Year Quarter.

Gains on Asset Dispositions. During the Current Year Quarter, the Company sold six deck barges for proceeds of $4.1 million and gains of $0.6 million. In addition, the Company recognized previously deferred gains of $0.7 million. During the Current Nine Months, the Company sold one towboat and six deck barges for proceeds of $4.1 million and losses of $0.1 million. In addition, the Company recognized previously deferred gains of $2.1 million. During the Prior Year Quarter and the Prior Nine Months, the Company sold 60 inland river covered hopper barges for proceeds of $25.8 million and gains of $16.5 million. In addition, the Company recognized previously deferred gains of $12.9 million and $14.7 million in the Prior Year Quarter and Prior Nine Months, respectively, of which $12.2 million related to the Company’s acquisition of a controlling interest in its Seaspraie joint venture.

Equity in Earnings of 50% or Less Owned Companies, Net of Tax. During the Current Year Quarter, the Company obtained a 100% controlling interest in Soylutions LLC through the acquisition of its partner’s 50% interest. Upon the acquisition, the Company adjusted its investment in Soylutions to fair value resulting in the recognition of a gain of $2.3 million, net of tax. During the Prior Year Quarter, the Company obtained a 100% controlling interest in Seaspraie LLC through the acquisition of its partner’s 50% interest. Upon the acquisition, the Company adjusted its investment in Seaspraie to fair value resulting in the recognition of a gain of $2.5 million, net of tax.

Fleet Count

The composition of Inland River Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2011
Inland river dry cargo barges	689	172	2	626	1,489
Inland river liquid tank barges	70	—	—	9	79
Inland river deck barges	20	—	—	—	20
Inland river towboats	16	15	—	—	31
Dry cargo vessel(1)	—	1	—	—	1

	795	188	2	635	1,620

2010
Inland river dry cargo barges	634	172	2	586	1,394
Inland river liquid tank barges	68	—	2	16	86
Inland river deck barges	26	—	—	—	26
Inland river towboats	17	15	—	—	32
Dry cargo vessel(1)	—	1	—	—	1

	745	188	4	602	1,539

(1)	Argentine-flag.

Marine Transportation Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	24,783	100	18,540	100	66,431	100	59,255	100
Costs and Expenses:
Operating
Personnel	4,287	17	4,859	26	12,344	19	16,548	28
Repairs and maintenance	222	1	487	3	1,843	3	1,698	3
Drydocking	1,030	4	875	5	1,489	2	5,407	9
Insurance and loss reserves	641	3	606	3	1,197	2	1,761	3
Fuel, lubes and supplies	2,007	8	1,014	5	4,510	7	3,504	6
Leased-in equipment	2,319	9	—	—	8,985	13	—	—
Other	4,688	19	913	5	7,389	11	2,183	4

	15,194	61	8,754	47	37,757	57	31,101	53
Administrative and general	2,044	8	1,087	6	5,607	8	2,962	5
Depreciation and amortization	5,833	24	7,320	39	16,539	25	23,336	39

	23,071	93	17,161	92	59,903	90	57,339	97

Losses on Asset Dispositions and Impairments	—	—	(18,677)	(101)	—	—	(18,688)	(31)

Operating Income (Loss)	1,712	7	(17,298)	(93)	6,528	10	(16,832)	(28)

Other Income (Expense):
Foreign currency gains (losses), net	(18)	—	61	—	4	—	35	—
Other, net	131	—	—	—	187	—	—	—

Segment Profit (Loss)	1,825	7	(17,237)	(93)	6,719	10	(16,797)	(28)

Operating Revenues by Charter Arrangement. The table below sets forth, for the periods indicated, the amount of operating revenues earned from charter arrangements.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Time charter	8,969	36	10,206	55	26,538	40	35,487	60
Bareboat charter	8,832	36	7,594	41	26,208	39	20,136	34
Contract of affreightment and other	(63)	—	740	4	(181)	—	3,632	6
G&G Shipping	7,045	28	—	—	13,866	21	—	—

	24,783	100	18,540	100	66,431	100	59,255	100

G&G Shipping Acquisition. In April 2011, Marine Transportation Services acquired real property, eight foreign flag Roll-on/Roll-off (“RORO”) vessels and a 70% interest in an operating company engaged in the shipping trade between the United States, the Bahamas and the Caribbean. The operating company leases-in the real property and the RORO vessels from the Company. In the Current Year Quarter and Current Nine Months, this operation contributed an operating loss of $0.9 million and $1.3 million, respectively. The operating losses were primarily due to drydocking costs for one RORO vessel and charter-in expenses to cover that vessel’s out-of-service time, and operational issues and the impact of Hurricane Irene in the Current Year Quarter.

Operating Revenues. Operating revenues increased by $6.2 million in the Current Year Quarter compared with the Prior Year Quarter and increased by $7.2 million in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $1.2 million lower in the Current Year Quarter and $8.9 million lower in the Current Nine Months and bareboat charter revenues were $1.2 million higher in the Current Year Quarter and $6.1 million higher in the Current Nine Months primarily due to the change in contract status from time charter to long-term bareboat charter for one vessel effective August 2010. Contract of affreightment and other revenues were $0.8 million lower in the Current Year Quarter and $3.8 million lower in the Current Nine Months primarily due to the lay-up of the Seabulk America in August 2010.

Operating Expenses. Operating expenses increased by $6.4 million in the Current Year Quarter compared with the Prior Year Quarter and increased by $6.7 million in the Current Nine Months compared with the Prior Nine Months. The increases in the Current Year Quarter and Current Nine Months were primarily due to the G&G Shipping acquisition and the sale-leaseback of two vessels in the fourth quarter of 2010. The Current Nine Month increases were partially offset by the change in contract status of two time charter vessels to long-term bareboat charter, one effective January 2010 and the other effective August 2010, and lower drydocking costs due to the drydocking of the Seabulk Challenge and Seabulk Trader in the first quarter of 2010.

Depreciation and Amortization. Depreciation and amortization expenses were $1.5 million lower in the Current Year Quarter and $6.8 million lower in the Current Nine Months primarily due to the sale-leaseback of two vessels during the fourth quarter of 2010 and the write-down of the Seabulk America to fair value in the third quarter of 2010, partially offset by $0.9 million and $1.6 million of depreciation expense in the Current Year Quarter and Current Nine Months, respectively, resulting from the G&G Shipping acquisition.

Administrative and General. General and administrative expenses were $1.0 million higher in the Current Year Quarter and $2.6 million higher in the Current Nine Months primarily due to the G&G Shipping acquisition.

Losses on Asset Dispositions and Impairments. The Seabulk America had been scheduled to undergo a regulatory drydocking in the Prior Year Quarter, a requirement for continued operation. Given the prevailing market conditions, the Company deferred the drydocking, laid-up the vessel and recognized an impairment charge of $18.7 million in the Prior Year Quarter reducing its carrying value to its fair value of $5.0 million.

Fleet Count

As of September 30, 2011 and 2010, Marine Transportation Services’ fleet included eight U.S.-flag product tankers operating in the domestic coastwise trade. As of September 30, 2011, six of the U.S.-flag product tankers were owned and two were leased-in, of which four were operating under long-term bareboat charters, three were operating under time charters and one was laid-up. As of September 30, 2011, Marine Transportation Services’ fleet also included eight owned foreign flag RORO vessels operating in the shipping trade between the United States, the Bahamas and the Caribbean.

Environmental Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	6,134	15	462,160	99	135,769	89	692,921	97
Foreign	34,281	85	6,066	1	16,198	11	18,092	3

	40,415	100	468,226	100	151,967	100	711,013	100

Costs and Expenses:
Operating
Subcontractors	11,779	29	311,444	67	54,713	36	430,831	61
Personnel	10,360	26	12,542	3	31,356	21	31,163	4
Repairs and maintenance	1,631	4	873	—	3,894	3	2,641	—
Insurance and loss reserves	447	1	661	—	1,849	1	1,892	—
Fuel, lubes and supplies	2,022	5	1,930	—	5,863	4	5,144	1
Other	2,633	7	2,047	—	6,903	4	5,271	1

	28,872	72	329,497	70	104,578	69	476,942	67
Administrative and general	7,691	19	11,508	2	25,564	17	24,070	3
Depreciation and amortization	2,896	7	2,249	1	7,365	5	6,331	1

	39,459	98	343,254	73	137,507	91	507,343	71

Gains (Losses) on Asset Dispositions	3	—	—	—	(16)	—	(53)	—

Operating Income	959	2	124,972	27	14,444	9	203,617	29

Other Income (Expense):
Foreign currency gains (losses), net	(75)	—	3	—	(29)	—	10	—
Other, net	—	—	—	—	2	—	—	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	(93)	—	533	—	31	—	625	—

Segment Profit	791	2	125,508	27	14,448	9	204,252	29

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues earned by service line.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Response Services	10,644	26	426,758	91	68,883	45	616,102	87
Retainer Services	7,807	19	7,552	2	22,013	15	20,632	3
Standby Services	4,046	10	3,088	1	10,623	7	6,785	1
Professional Services	4,692	12	4,576	1	12,462	8	11,503	2
Software Services	97	—	1,426	—	471	—	2,216	—
Project Management	11,764	29	21,684	4	33,448	22	47,375	6
Equipment Sales and Leasing	1,365	4	3,142	1	4,067	3	6,400	1

	40,415	100	468,226	100	151,967	100	711,013	100

Deepwater Horizon Oil Spill Response. Operating revenues and operating margins for Environmental Services can vary materially between comparable periods depending upon the number and magnitude of emergency responses. Environmental Services’ operating results in the Prior Year Quarter and Prior Year Nine Months were impacted by oil spill response activities relating to the BP Macondo well incident in the U.S. Gulf of Mexico following the sinking of the semi-submersible drilling rig Deepwater Horizon in April 2010 (the “Oil Spill Response”). Environmental Services provided vessels, equipment and people to support clean-up activities, both on shore and at sea, professional assistance, consulting services and software systems in support of incident management activities.

Commodity Trading and Logistics

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	185,615	66	204,945	94	537,236	75	515,090	91
Foreign	93,563	34	11,951	6	181,275	25	47,862	9

	279,178	100	216,896	100	718,511	100	562,952	100

Costs and Expenses:
Operating	279,180	100	204,467	94	703,842	98	555,213	99
Administrative and general	1,944	1	3,716	2	6,806	1	10,251	2
Depreciation	12	—	13	—	37	—	48	—

	281,136	101	208,196	96	710,685	99	565,512	101

Operating Income (Loss)	(1,958)	(1)	8,700	4	7,826	1	(2,560)	(1)

Other Income (Expense):
Derivative gains (losses), net(1)	(3,063)	(1)	(5,307)	(2)	(6,985)	(1)	3,612	1
Foreign currency gains (losses), net	153	—	190	—	132	—	(557)	—
Other, net	—	—	—	—	—	—	6	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(2,267)	(1)	1,042	—	(3,267)	—	7	—

Segment Profit (Loss)	(7,135)	(3)	4,625	2	(2,294)	—	508	—

(1)

In the Company’s energy and sugar trading businesses, fixed price future purchase and sale contracts for ethanol and sugar are included in derivative positions at fair value. The Company routinely enters into exchange traded derivative positions to offset its net commodity market exposure on these purchase and sale contracts as well as its inventory balances. As a result, derivative gains (losses), net recognized during any period are predominately offset by fair value adjustments included in operating revenues and expenses on completed transactions, subject to certain timing differences on the delivery of physical inventories. As of September 30, 2011 and 2010, the net market exposure to ethanol and sugar under its contracts and inventory balances was not material.

Operating Revenues and Segment Profit (Loss) by Commodity. The table below sets forth, for the periods indicated, the amount of operating revenues earned and segment profit (loss) by commodity.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Energy Trading	189,419	68	165,966	77	554,234	77	426,270	76
Sugar Trading	84,880	30	38,979	18	156,312	22	85,373	15
Rice Trading	4,879	2	11,951	5	7,965	1	51,309	9

	279,178	100	216,896	100	718,511	100	562,952	100

Segment Profit (Loss):
Energy Trading	(6,566)	92	5,831	126	(2,020)	88	8,036	1,582
Sugar Trading	307	(4)	10	—	1,006	(44)	1,387	273
Rice Trading	(876)	12	(1,216)	(26)	(1,280)	56	(8,915)	(1,755)

	(7,135)	100	4,625	100	(2,294)	100	508	100

Segment Profit (Loss). Segment losses for energy trading in the Current Year Quarter and in the Current Nine Months were primarily due to volatile commodity prices and equity losses from the Company’s alcohol manufacturing joint venture. Segment losses for rice trading in the Current Year Quarter and Current Nine Months were primarily due to the liquidation of remaining rice inventories in Haiti.

Other Segment Profit

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	$’000	$’000	$’000	$’000
Harbor and Offshore Towing Services	2,960	4,296	10,944	11,951
Other Activities	(379)	183	(1,042)	(721)
Equity in Earnings (Losses) of 50% or Less Owned Companies	291	(127)	(95)	607

Segment Profit	2,872	4,352	9,807	11,837

Harbor and Offshore Towing Services. Segment profit decreased by $1.3 million in the Current Year Quarter compared with the Prior Year Quarter and decreased by $1.0 million in the Current Nine Months compared with the Prior Nine Months primarily due to lower contract revenues from the Oil Spill Response and fewer harbor jobs.

Corporate and Eliminations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	$’000	$’000	$’000	$’000
Corporate Expenses	(6,897)	(9,408)	(26,318)	(29,058)
Eliminations	1	(3)	1	—

Operating Loss	(6,896)	(9,411)	(26,317)	(29,058)

Other Income (Expense):
Derivative gains (losses), net	(22,084)	6,984	(27,580)	(3,818)
Foreign currency gains (losses), net	(979)	6,401	4,568	(2,204)
Other, net	(175)	(40)	(470)	556

Corporate Expenses. Corporate expenses decreased by $2.5 million in the Current Year Quarter compared with the Prior Year Quarter and by $2.7 million in the Current Nine Months compared with the Prior Nine Months primarily due to lower compensation expenses and lower legal and professional fees.

Derivative gains (losses), net. Derivative gains (losses), net of $22.1 million in the Current Year Quarter and $27.6 million in the Current Nine Months were primarily due to losses on U.S. treasury notes, rate-locks and bond future and option contracts.

Foreign currency gains (losses), net. Foreign currency losses, net of $1.0 million in the Current Year Quarter were primarily due to the weakening of the euro against the U.S. dollar. Foreign currency gains, net of $4.6 million in the Current Nine Months were primarily due to the strengthening of the euro against the U.S. dollar.

Other Income (Expense) not included in Segment Profit (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	$’000	$’000	$’000	$’000
Interest income	5,554	2,562	12,599	5,788
Interest expense	(10,712)	(10,274)	(31,218)	(33,862)
Debt extinguishment gains, net	(51)	—	(99)	(368)
Marketable security gains (losses), net	130	(54)	(3,090)	(3,499)

	(5,079)	(7,766)	(21,808)	(31,941)

Interest Income. Interest income increased by $3.0 million in the Current Year Quarter compared with the Prior Year Quarter and increased by $6.8 million in the Current Nine Months compared with the Prior Nine Months primarily due to an increase in the Company’s lending and leasing activities.

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, meeting its capital commitments and the repayment of debt obligations. In addition, the Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for treasury or to make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds, Title XI reserve funds, cash flows from operations and borrowings under the Company’s revolving credit facility. From time to time, the Company may secure additional liquidity through the issuance of debt, shares of its Common Stock, preferred stock, subsidiary stock or a combination thereof.

As of September 30, 2011, the Company’s unfunded capital commitments consisted primarily of offshore support vessels, helicopters, inland river tank barges, an interest in a dry-bulk articulated tug-barge, an interest in a river grain terminal and other property and equipment. These commitments totaled $302.0 million, of which $102.0 million is payable during the remainder of 2011 with the balance payable through 2013. Of the total unfunded capital commitments, $45.7 million may be terminated without further liability other than the payment of liquidated damages of $1.4 million. Subsequent to September 30, 2011, the Company committed to purchase additional equipment for $30.0 million.

As of September 30, 2011, construction reserve funds of $288.7 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of September 30, 2011, the remaining authority under the repurchase plan was $113.0 million.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes due 2012 and its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

As of September 30, 2011, the Company had $125.0 million of outstanding borrowings under its revolving credit facility. The remaining availability under this facility as of September 30, 2011 was $323.5 million, net of issued letters of credit of $1.5 million. On November 3, 2011, the maximum committed amount under the revolving credit facility will be reduced by $45.0 million. In addition, the Company had other outstanding letters of credit totaling $52.8 million with various expiration dates through 2014.

Summary of Cash Flows

	For the Nine Months Ended September 30,
	2011	2010
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	196,242	416,060
Investing Activities	(248,163)	690
Financing Activities	(15,835)	(213,064)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,193	(7,312)

Net Increase (Decrease) in Cash and Cash Equivalents	(63,563)	196,374

Operating Activities

Cash flows provided by operating activities decreased by $219.8 million in the Current Nine Months compared with the Prior Nine Months. The components of cash flows provided by (used in) operating activities during the Current Nine Months and Prior Nine Months were as follows:

	For the Nine Months Ended September 30,
	2011	2010
	$’000	$’000
Operating income before depreciation and gains on asset dispositions and impairments, net	172,831	451,092
Changes in operating assets and liabilities before interest and income taxes	(3,304)	55,516
Purchases of marketable securities	(96,363)	(66,865)
Proceeds from sale of marketable securities	155,866	29,849
Cash settlements on derivative transactions, net	(22,610)	(3,450)
Dividends received from 50% or less owned companies	7,663	17,125
Interest paid, excluding capitalized interest	(21,543)	(38,981)
Income taxes paid, net	(5,679)	(33,287)
Other	9,381	5,061

Total cash flows provided by operating activities	196,242	416,060

Operating income before depreciation and gains on asset dispositions and impairments, net was $278.3 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to higher operating results in the Prior Nine Months from Oil Spill Response activities. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company’s business segments.

During the Current Nine Months, changes in operating assets and liabilities before interest and income taxes used cash flows of $3.3 million. Increases in working capital employed by Commodity Trading and Logistics due to higher trading activities were offset by decreases by Environmental Services due to the timing of collections and payments associated with the Oil Spill Response. During the Prior Nine Months, changes in operating assets and liabilities before interest and income taxes generated cash flows of $55.5 million primarily due to the timing of collections and payments associated with the Oil Spill Response and the liquidation of rice inventories in Commodity Trading and Logistics.

During the Current Nine Months, cash used in operating activities included $23.8 million to purchase marketable security long positions and $72.6 million to cover marketable security short positions. During the Current Nine Months, cash provided by operating activities included $77.3 million received from the sale of marketable security long positions and $78.6 million received upon entering into marketable security short positions.

During the Prior Nine Months, cash used in operating activities included $61.7 million to purchase marketable security long positions and $5.2 million to cover marketable security short positions. During the Prior Nine Months, cash provided by operating activities included $25.0 million received from the sale of marketable security long positions and $4.8 million received upon entering into marketable security short positions.

Investing Activities

During the Current Nine Months, net cash used in investing activities was $248.2 million primarily as follows:

•

Capital expenditures were $212.4 million. Equipment deliveries included three offshore support vessels, 55 inland river dry cargo barges, two liquid tank barges, nine helicopters and one harbor tug. In addition, the Company acquired a controlling interest in an offshore support vessel.

•

Proceeds from the disposition of property and equipment were $50.6 million. The Company sold nine offshore support vessels, eight helicopters, one inland river towboat, six inland river deck barges, two harbor tugs and other equipment.

•	The Company made net investments in its 50% or less owned companies of $40.4 million.

•	The Company made net advances on third party notes receivable of $33.6 million.

•	Construction reserve fund account transactions included withdrawals of $37.4 million and deposits of $11.8 million.

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

•

The Company obtained a 100% controlling interest in Soylutions LLC (“Soylutions”) through its acquisition of its partner’s interest for $11.9 million in cash. The acquired company had $0.2 million in cash at the time of acquisition.

During the Prior Nine Months, net cash provided by investing activities was $0.7 million primarily as follows:

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

•	The Company made net investments in its 50% or less owned companies of $19.1 million.

•

The Company released $19.2 million of restricted cash and $7.0 million of Title XI reserve funds into general purpose funds primarily due to the redemption of all of the outstanding Title XI Bonds on two of the Company’s double-hull product tankers (as noted below).

•	Construction reserve fund account transactions included withdrawals of $56.7 million and deposits of $46.2 million.

•	The Company made net investments in leases of $16.4 million.

Financing Activities

During the Current Nine Months, net cash used in financing activities was $15.8 million. The Company:

•	purchased $2.2 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $2.3 million;

•	repaid $22.8 million for the redemption of facility financing;

•	made scheduled payments on long-term debt and capital lease obligations of $8.6 million;

•	had net borrowings on inventory financing arrangements of $10.2 million; and

•	received $8.7 million for share award plans.

During the Prior Nine Months, net cash used in financing activities was $213.1 million. The Company:

•

redeemed all of the outstanding bonds on two of the Company’s double hull product tankers, in principal amount of $61.9 million, for an aggregate purchase price of $63.0 million, including a make whole premium;

•	purchased $2.4 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $2.5 million;

•	made scheduled payments on long-term debt and capital lease obligations of $6.7 million;

•	made net payments on inventory financing arrangements of $19.6 million;

•	received $4.8 million from share award plans; and

•	acquired for Treasury 1,693,100 shares of Common Stock for an aggregate purchase price of $126.0 million.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

During the Current Nine Months, the effect of exchange rate changes increased cash and cash equivalents by $4.2 million, primarily due to the strengthening of the U.S. dollar against the euro and pound sterling.

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

Contingencies

On August 19, 2011, the Company granted two fixed price purchase options to an unrelated third party to acquire up to 25% of the outstanding common stock of a certain Environmental Services’ subsidiary of the Company. The first option to acquire a 12.5% interest may be exercised beginning August 19, 2012 through August 19, 2014. If the first option is exercised, the second option to acquire an additional 12.5% may be exercised beginning August 19, 2013 through August 19, 2015.

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

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the Company was advised that its share of a $281.0 million (£175.0 million) accumulated funding deficit was $1.0 million (£0.6 million). The accumulated funding deficit is being recovered by additional annual contributions from current employers and is subject to adjustment following the results of future tri-annual actuarial valuations. As of September 30, 2011, $0.4 million, in the aggregate, of the Company’s funding deficit had been invoiced and expensed. Depending on the results of the future actuarial valuations, it is possible that the MNRPF will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer defined benefit pension plan, the American Maritime Officers Pension Plan (“the AMOPP”). Under federal pension law, the AMOPP was deemed in critical status for the 2009 and 2010 plan years as the funded percentage of the AMOPP was less than 65% of the pension liability. The AMOPP was frozen in January 2010 and a ten year rehabilitation plan was adopted by the AMOPP trustees in February 2010 whereby benefit changes and increased contributions by participating employers are expected to improve the funded status of the AMOPP. Based on an actuarial valuation performed as of September 31, 2010, the Company was advised that if it chose to withdraw from the AMOPP its withdrawal liability would have been $29.5 million. As of September 30, 2011, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.

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

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.) (the “Robin Case”), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179 (“MDL”). The complaint seeks compensatory, punitive, exemplary, and other damages. In response to this lawsuit, the Company filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire. Pursuant to the Limitation of Liability Act, those petitions imposed an automatic stay on the Robin Case, and the court set a deadline of April 20, 2011 for individual claimants to assert claims in the limitation cases. Approximately 66 claims were submitted by the deadline in all of the limitation actions. On June 8, 2011, the Company moved to dismiss these claims (with the exception of one claim filed by a Company employee) on various legal grounds. On October 12, 2011, the Court granted the Company’s motion to dismiss in its entirety, dismissing with prejudice all claims that had been filed against the Company in the limitation actions (with the exception of one claim filed by a Company employee that was not subject to the motion to dismiss). The Court has asked the Company to prepare final judgments to be entered in each of the limitation actions and in the Robin Case and the Company expects those judgments to be entered in the coming weeks.

On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by O’Brien’s Response Management Inc. (“O’Brien’s), a subsidiary of SEACOR. The action now is part of the overall MDL. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP’s Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experience injuries similar to Mr. Wunstell. The Company believes this lawsuit has no merit and will seek its dismissal. Pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend O’Brien’s in connection with the Wunstell Action and claims asserted in the MDL.

On December 15, 2010, SEACOR subsidiaries O’Brien’s and National Response Corporation (“NRC”) were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The master complaint naming O’Brien’s and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against its subsidiaries in the master complaint have no merit and on February 28, 2011, O’Brien’s and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that O’Brien’s and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that O’Brien’s and NRC advanced and has directed O’Brien’s and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. A schedule for such limited discovery and future motion practice is currently being discussed with the Court. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. Finally, the Court stated that the plaintiffs could file an amended master complaint and the plaintiffs have indicated that they intend to do so. In addition to the indemnity provided to O’Brien’s, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitation, to indemnify and defend O’Brien’s and NRC in connection with these claims in the MDL.

Subsequent to the filing of the referenced master complaint, four additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, O’Brien’s and/or NRC as defendants and are part of the overall MDL. On April 8, 2011, O’Brien’s was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, O’Brien’s and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, O’Brien’s and NRC were named as defendants in Thomas Edward Black v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against O’Brien’s and NRC (and the other defendants). By court order, all four of these additional individual cases have been stayed as a result of the filing of the referenced master complaint.

On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named O’Brien’s and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean’s own Limitation of Liability Act action, which is part of the overall MDL, tendering to O’Brien’s and NRC the claims in the referenced master complaint that have already been asserted against O’Brien’s and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P., and Weatherford International, Inc. have also filed cross-claims against O’Brien’s and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean’s Limitation of Liability Act action and O’Brien’s and NRC have asserted counterclaims against those same parties for identical relief.

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

During the nine months ended September 30, 2011, the Company received a Notice of Infringement (the “Notice”) from the Brazilian Federal Revenue Office. The Notice alleged the Company had imported a number of vessels into Brazil without properly completing the required importation documents and levied an assessment of $25.7 million. The Company intends to vigorously defend its position that the proposed assessment is erroneous and believes the resolution of this matter will not have a material effect on the Company’s consolidated financial position or its results of operations. Of the levied assessment, $19.3 million relates to managed vessels whose owner would be responsible for any potential payment.

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

As of September 30, 2011, the Company maintained cash balances of €11.9 million. An adverse change of 10% in the underlying foreign currency exchange rate on euro denominated cash balances would reduce net income by $1.1 million, net of tax.

The Company entered into and settled positions in euro based forward currency exchange contracts designated as fair value hedges for capital purchase commitments in U.S. dollars. As of September 30, 2011, there were no forward currency exchange contracts designated as fair value hedges as all of the contracts matured or were dedesignated and liquidated during the Current Nine Months. As of September 30, 2011, the Company had capital purchase commitments of €116.1 million ($157.9 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of these non-hedged purchase commitments by $15.7 million.

As of September 30, 2011, the Company held marketable securities with a fair value of $83.0 million, including $60.8 million in fixed income investments consisting of corporate debt securities, municipal bonds, and foreign government bonds, and $22.2 million in equity securities. As of September 30, 2011, a 10% decline in the value of the Company’s investments in marketable securities would reduce income by $5.4 million, net of tax.

As of September, 2011, the Company held positions in short sales of marketable equity securities with a fair value of $32.2 million. The Company’s short sales of marketable equity securities primarily include positions in energy, marine, transportation and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of September 30, 2011 would reduce income by $2.1 million, net of tax.

The Company has entered into and settled various positions in U.S. treasury notes and bonds through rate locks, futures or options on futures tied to U.S. treasury notes. As of September 30, 2011, this position consisted of a one-year rate lock agreement with a notional value of $100.0 million. The treasury rate lock agreement provides for a net cash settlement in October 2011 based on the then current rate on the ten-year U.S. Treasury Note versus the agreement rate of 2.845%. As of September 30, 2011, the fair value of the rate lock agreement was a recorded liability of $8.3 million. On October 11, 2011, the treasury rate lock agreement was settled for a net cash payment of $7.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2011. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Operational risks including, but not limited to, safety issues with respect to a helicopter model and equipment failure could adversely impact results of operations and in some instances, expose the Company to liability. The operation of helicopters is subject to various risks, including mechanical failures. If the Company or other operators experience incidents with helicopter models that we operate or contract-lease, obligating the Company to take such helicopters out of service until the cause of the incidents is rectified, the Company would lose revenue and might lose customers. In addition, safety issues experienced by a particular model of helicopter could result in customers refusing to use a particular helicopter model or a regulatory body grounding that particular helicopter model. The value of the helicopter model might also be permanently reduced in the market if the model were to be considered less desirable for future service.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)
July 1 – 31, 2011	—	$—	—	$113,024,228
August 1 – 31, 2011	—	$—	—	$113,024,228
September 1 – 30, 2011	—	$—	—	$113,024,228

(1)	Since February 1997, SEACOR’s Board of Directors authorized the repurchase of Common Stock, certain debt or a combination thereof and, from time to time thereafter, increased such authority.

ITEM 6.	EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

DATE: October 28, 2011	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board (Principal Executive Officer)

DATE: October 28, 2011	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.