Form 10-K
period 2011-12-31
SEACOR HOLDINGS INC /NEW/
filed 2012-02-24
CIK 859598

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Registrant’s telephone number, including area code (954) 523-2200

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2011 was approximately $2,027,926,905 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of February 17, 2012 was 20,950,236.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

General

Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries. “SEACOR” refers to SEACOR Holdings Inc., incorporated in 1989 in Delaware. “Common Stock” refers to the common stock, par value $.01 per share, of SEACOR. The Company’s fiscal year ended on December 31, 2011.

The Company is in the business of owning, operating, investing in and marketing equipment, primarily to support offshore oil and gas activity, industrial aviation, and inland and coastal marine transportation industries. The Company operates a worldwide fleet of vessels and helicopters servicing oil and gas exploration, development and production facilities and U.S.-flag product tankers that transport petroleum, chemicals and crude products primarily in the U.S. domestic “coastwise” trade. In addition, the Company operates a fleet of inland river barges and towboats transporting grain, liquids and other bulk commodities on the U.S. Inland River Waterways. The Company’s environmental services segment primarily provides emergency preparedness and response services to oil, chemical, industrial and marine transportation clients, and government agencies in the United States and abroad. The Company’s commodity trading and logistics segment is an integrated business involved in the purchase, storage, transportation and sale of energy and agricultural commodities.

SEACOR’s principal executive office is located at 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, and its telephone number is (954) 523-2200. SEACOR’s website address is www.seacorholdings.com. The reference to SEACOR’s website is not intended to incorporate the information on the website into this Annual Report on Form 10-K.

The Company’s Corporate Governance policies, including the Board of Directors’ Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters are available, free of charge, on SEACOR’s website or in print for stockholders.

All of the Company’s periodic report filings with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on SEACOR’s website, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports. These reports and amendments are available on SEACOR’s website as soon as reasonably practicable after the Company electronically files the reports or amendments with the SEC. They are also available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information as to the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information.

Segment and Geographic Information

The Company’s operations are divided into six main business segments: Offshore Marine Services, Aviation Services, Inland River Services, Marine Transportation Services, Environmental Services and Commodity Trading and Logistics. The Company also has activities that are referred to and described under Other, which primarily consists of Harbor and Offshore Towing Services, various other investments in joint ventures and lending and leasing activities. Financial data for segment and geographic areas is reported in Part IV “Note 16. Major Customers and Segment Information” of this Annual Report on Form 10-K.

Offshore Marine Services

Business

Offshore Marine Services operates a diverse fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. The vessels deliver cargo and personnel to offshore installations; handle anchors and mooring equipment required to tether rigs to the seabed; tow rigs and assist in placing them on location and moving them between regions and carry and launch equipment such as remote operated vehicles or “ROVs” used underwater in drilling, well-completion and emergencies. In addition to supporting drilling activities, Offshore Marine Services’ vessels support offshore construction and maintenance work, provide accommodations for technicians and specialists, provide standby safety support and emergency response services. On December 22, 2011, Offshore Marine Services acquired a controlling interest in a business that owns and operates vessels primarily used to move personnel and supplies to offshore wind farms. Offshore Marine Services also offers logistics services in support of offshore oil and gas exploration, development and production operations, including shore bases, marine transport and other supply chain management services. Offshore Marine Services contributed 18%, 19% and 33% of consolidated operating revenues in 2011, 2010 and 2009, respectively.

Subsequent to December 31, 2011, the Company reached an agreement to acquire 18 lift boats from Superior Energy Services, LLC and affiliates for $134.0 million plus a to be determined amount for working capital. The agreement is subject to certain conditions, including regulatory approval, and is expected to be completed prior to the end of the second quarter of 2012.

Equipment and Services

The following tables identify the types of vessels that comprise Offshore Marine Services’ fleet as of December 31 for the indicated years. “Owned” are those majority owned by the Company. “Joint Ventured” are those owned by entities in which the Company does not have a controlling interest. “Leased-in” may be either vessels contracted from leasing companies to which the Company may have sold such vessels, or vessels chartered-in from other third party owners. “Pooled” are owned by entities not affiliated with Offshore Marine Services with the revenues or results of operations of these vessels being shared with the revenues or results of operations of certain vessels of similar type owned by Offshore Marine Services based upon an agreed formula. “Managed” are owned by entities not affiliated with the Company but operated by Offshore Marine Services for a fee. See Glossary of Vessel Types below for an explanation of the services they perform.

						Owned Fleet
	Owned(1)	Joint Ventured	Leased-in	Pooled or Managed	Total	Average Age	U.S.- Flag	Foreign- Flag
2011
Anchor handling towing supply	14	2	3	—	19	11	12	2
Crew	32	7	7	3	49	12	17	15
Mini-supply	5	1	2	—	8	11	1	4
Standby safety	25	1	—	—	26	31	—	25
Supply	10	—	10	10	30	9	6	4
Towing supply	2	1	2	—	5	9	—	2
Specialty	3	5	—	3	11	15	—	3
Wind farm utility	28	—	1	—	29	3	—	28

	119	17	25	16	177	14	36	83

2010
Anchor handling towing supply	15	2	2	1	20	9	13	2
Crew	40	2	7	3	52	12	21	19
Mini-supply	5	1	3	—	9	10	1	4
Standby safety	25	1	—	—	26	31	—	25
Supply	11	—	7	9	27	8	7	4
Towing supply	4	1	2	1	8	13	—	4
Specialty	4	5	—	3	12	20	—	4

	104	12	21	17	154	16	42	62

2009
Anchor handling towing supply	18	1	1	3	23	9	15	3
Crew	41	2	11	3	57	12	25	16
Mini-supply	6	—	5	—	11	10	3	3
Standby safety	24	1	—	—	25	32	—	24
Supply	11	—	8	8	27	7	7	4
Towing supply	7	3	2	1	13	8	—	7
Specialty	4	5	—	—	9	19	—	4

	111	12	27	15	165	15	50	61

(1)	Excludes one vessel acquired in 2010 but not operational until 2012.

The following table indicates average fleet age of owned vessels in years as of December 31, excluding wind farm utility vessels:

	2011	2010	2009
Excluding standby safety vessels	11	12	11
Including standby safety vessels	17	16	15

Glossary of Vessel Types

Anchor handling towing supply (“AHTS”) vessels are used primarily to support offshore drilling activities in the towing, positioning and mooring of drilling rigs and other marine equipment. AHTS vessels are also used to transport supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations. The defining characteristics of AHTS vessels are horsepower (“bhp”), size of winch in terms of “line pull” and wire storage capacity. Offshore Marine Services’ fleet of AHTS vessels has varying capabilities and supports offshore mooring activities in water depths ranging from 300 to 8,000 feet. Most modern AHTS vessels are equipped with dynamic positioning (“DP”) systems1 to enable them to maintain a fixed position in close proximity to a rig or platform. As of December 31, 2011, of the 14 owned AHTS vessels, eight were equipped with DP-2 and two were equipped with DP.

Crew boats are used primarily to move cargo and personnel to and from offshore drilling rigs, platforms and other installations. Historically, crew boats transported people and were also used to deliver “light” cargo such as personal effects, small machinery and small quantities of fuel and water. These boats also served as field standby vessels, moving personnel between platforms and providing emergency stand-by services. Older crew boats are generally 100 to 130 feet in length and are capable of 20 knots speed in light conditions and calm seas. Vessels built since 1998, also referred to as Fast Support Vessels (“FSVs”), range from 130 to 200 feet in length and are capable of speeds between 25 and 35 knots and have enhanced cargo carrying capacities enabling them to support both drilling operations and production services. Newer FSVs support deepwater drilling and production and are equipped with DP-2, firefighting equipment and ride control systems for greater comfort and performance. As of December 31, 2011, of the 32 owned crew vessels, five were equipped with DP-2 and five were equipped with DP.

Mini-supply vessels are approximately 145 to 165 feet in length and typically carry deck cargo, liquid mud, methanol, diesel fuel and water. These vessels are typically used to support construction projects, maintenance work, certain drilling support activities and production support. In this vessel class, the new generation of vessels is also equipped with DP capability. As of December 31, 2011, of the five owned mini-supply vessels, three were equipped with DP.

Standby safety vessels typically remain on location proximate to offshore rigs and production facilities to respond to emergencies. These vessels carry special equipment to rescue personnel and are equipped to provide first aid and shelter. These vessels sometimes perform a dual role, also functioning as supply vessels.

Supply vessels and towing supply vessels are generally more than 200 feet in length and are used to deliver cargo to rigs and platforms where drilling and work-over activity is underway or to support construction work by delivering pipe to vessels performing underwater installations. Supply vessels are distinguished from other vessels by the total carrying capacity (expressed as deadweight: “dwt”), available area of clear deck space, below-deck capacity for storage of mud and cement used in the drilling process and tank storage for water and fuel oil. Larger supply vessels usually have deck fittings to assist in handling cargo and are often fitted with a

[1]	The most technologically advanced DP systems have enhanced redundancy in the vessel’s power, electrical, computer and reference systems enabling vessels to maintain accurate position-keeping even in the event of failure of one of those systems (“DP-2”) and, in some cases, additionally in the event of fire and flood (“DP-3”).

crane. The ability to hold station in open water and moderately rough seas is a key factor in differentiating supply vessels. To improve station keeping ability, most modern supply vessels have DP capabilities. Accommodations are also an important feature of supply vessels. As drilling becomes more complex, supply vessels often house third-parties who are specialists in various phases of the drilling process. Towing supply vessels perform similar cargo delivery functions to those handled by supply vessels. They are, however, equipped with more powerful engines (4,000 – 8,000 bhp) and winches, giving them the added capability to perform general towing functions, buoy setting and limited anchor handling work. As of December 31, 2011, of the twelve owned supply and towing vessels, four were equipped with DP-2 and four were equipped with DP.

Specialty vessels include anchor handling tugs; lift boats; accommodation, line handling and other vessels. These vessels generally have specialized features adapting them to specific applications including offshore maintenance and construction services, freight hauling services and accommodation services.

Wind farm utility vessels are used primarily to move personnel and supplies to offshore wind farms. There are two main types of vessels; Windcats and Windspeeds. The Windcat series feature a catamaran hull with flush foredeck, providing a stable platform from which personnel can safely transfer to turbine towers, and are capable of speeds between 25 and 31 knots. The Windspeed series are rapid response vessels with a maximum speed of 38 knots, for light work during the construction and operational periods of offshore wind farms. All the wind farm utility vessels have been built since 2004.

As of December 31, 2011, in addition to its existing fleet, Offshore Marine Services had new construction projects in progress including one U.S.-flag, DP-2 AHTS vessel scheduled for delivery in the second quarter of 2012; two foreign-flag, DP-3 catamarans scheduled for delivery in the first and third quarters of 2013; two U.S.-flag, DP-2 FSVs scheduled for delivery between the first and third quarters of 2014; two foreign-flag supply vessels scheduled for delivery between the first and second quarters of 2012 and one foreign-flag wind farm utility vessel scheduled for delivery in the second quarter of 2012. Subsequent to December 31, 2011 Offshore Marine Services placed a firm order for the construction of four U.S.-flag, DP-2 supply vessels for delivery between the third quarter of 2013 and first quarter of 2015.

Markets

The demand for vessels supporting the offshore oil and gas industry is affected by the level of exploration and drilling activities, which in turn is influenced by a number of factors including:

•	expectations as to future oil and gas commodity prices;

•	customer assessments of offshore drilling prospects compared with land-based opportunities;

•	customer assessments of cost, geological opportunity and political stability in host countries;

•	worldwide demand for oil and natural gas;

•	the ability of The Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the level of production of non-OPEC countries;

•	the relative exchange rates for the U.S. dollar; and

•	various United States and international government policies regarding exploration and development of oil and gas reserves.

Offshore Marine Services operates vessels in six principal geographic regions. From time to time, vessels are relocated between these regions to meet customer demand for equipment. The table below sets forth vessel types by geographic market as of December 31 for the indicated years. Offshore Marine Services sometimes participates in joint venture arrangements in certain geographical locations in order to enhance marketing capabilities and facilitate operations in certain foreign markets allowing for the expansion of its fleet and operations while diversifying risks and reducing capital outlays associated with such expansion.

	2011	2010	2009
United States, primarily U.S. Gulf of Mexico:
Anchor handling towing supply	12	12	12
Crew	24	28	31
Mini-supply	3	4	7
Supply	9	9	8
Towing supply	2	2	2
Specialty	2	2	2

	52	57	62

Africa, primarily West Africa:
Anchor handling towing supply	5	5	3
Crew	8	8	11
Mini-supply	2	—	—
Supply	3	3	5
Towing supply	2	3	5
Specialty	2	2	2

	22	21	26

Middle East:
Crew	7	8	7
Mini-supply	2	4	4
Supply	3	3	4
Towing supply	—	2	3
Specialty	2	3	4

	14	20	22

Brazil, Mexico, Central and South America:
Anchor handling towing supply	1	1	6
Crew	6	6	6
Mini-supply	1	1	—
Supply	14	11	9
Specialty	4	4	1

	26	23	22

Europe, primarily North Sea:
Standby safety	26	26	25
Wind farm utility	29	—	—

	55	26	25

Asia:
Anchor handling towing supply	1	2	2
Crew	4	2	2
Supply	1	1	1
Towing Supply	1	1	3
Specialty	1	1	—

	8	7	8

Total Foreign Fleet	125	97	103

Total Fleet	177	154	165

United States, primarily U.S. Gulf of Mexico. As of December 31, 2011, 52 vessels were operating in the U.S. Gulf of Mexico, including 28 owned, 18 leased-in, three joint ventured, two pooled and one managed. Offshore Marine Services’ expertise in this market is deepwater anchor handling with its fleet of AHTS vessels, and exploration and production support with its fleet of crew and mini-supply vessels. Over the last few years, the market has split between the traditional shallow water shelf and the deepwater markets. In both markets, customers focus on price once they have identified a reliable operator who can provide available vessels with suitable capabilities for the job.

Africa, primarily West Africa. As of December 31, 2011, 22 vessels were operating in West Africa, including twelve owned, three leased-in, four joint ventured, one pooled and two managed. Offshore Marine Services operates primarily in Angola and Ghana, servicing large-scale, multi-year projects for major oil companies. The other vessels in this region operate from ports in the Republic of the Congo, Gabon and Equatorial Guinea.

Middle East. As of December 31, 2011, 14 vessels were operating in the Middle East region, including eleven owned, one leased-in and two joint ventured. Offshore Marine Services’ vessels operating in this area generally support activities in Azerbaijan, Egypt and countries along the Arabian Gulf and Arabian Sea, including the United Arab Emirates, Qatar and India.

Brazil, Mexico, Central and South America. As of December 31, 2011, 17 vessels were operating in Brazil, including seven owned and ten managed, eight vessels were operating in Mexico, including one owned, two leased-in and five joint ventured. In addition, one owned vessel was operating in Trinidad & Tobago.

Europe, primarily North Sea. As of December 31, 2011, 55 vessels were operating in the North Sea, including 53 owned, one leased-in and one joint ventured. The North Sea fleet provides standby safety and supply services. Demand in the North Sea market for standby services developed in 1991 after the United Kingdom passed legislation requiring offshore operators to maintain higher specification standby safety vessels. The legislation requires a vessel to “stand by” to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation. Demand for wind farm utility vessels has developed as a result of the recent growth in offshore wind turbines in the North Sea.

Asia. As of December 31, 2011, eight vessels were operating in Asia, including six owned and two joint ventured. Offshore Marine Services’ vessels operating in this area generally support exploration programs. To date, Offshore Marine Services’ largest markets in this area have been Vietnam and Indonesia.

Customers and Contractual Arrangements

The Offshore Marine Services segment earns revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. Under a time charter, Offshore Marine Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Offshore Marine Services provides a vessel to a customer and the customer assumes responsibility for all operating expenses and all risk of operation. Vessel charters may range from several days to several years. In the U.S. Gulf of Mexico, time charter durations and rates are typically established in the context of master service agreements that govern the terms and conditions of charter.

Offshore Marine Services’ principal customers are major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Consolidation of oil and gas companies through mergers and acquisitions over the past several years has reduced Offshore Marine Services’ customer base. In 2011, no single customer of Offshore Marine Services was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Offshore Marine Services accounted for approximately 50% of Offshore Marine Services’ operating revenues. The loss of one or a few of these customers could have a material adverse effect on Offshore Marine Services’ results of operations.

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

Risks of Foreign Operations

For the years ended December 31, 2011, 2010 and 2009, 69%, 53% and 63%, respectively, of Offshore Marine Services’ operating revenues were derived from its foreign operations.

Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Offshore Marine Services’ financial position and its results of operations. See the risk factor regarding “Risks from the Company’s International Operations” in “Item 1A. Risk Factors.”

Aviation Services

Business

Aviation Services is one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the United States, which is its primary area of operation. Aviation Services is primarily engaged in transportation services to the offshore oil and gas exploration, development and production industry. Its major customers are major integrated and independent oil and gas companies and U.S. government agencies. In addition to serving the oil and gas industry, Aviation Services provides air medical services, firefighting support, flightseeing tours in Alaska, and emergency search and rescue services.

Aviation Services operates a fixed base operation (“FBO”) at Ted Stevens Anchorage International Airport and a Federal Aviation Administration (“FAA”) approved maintenance repair station in Lake Charles, Louisiana. Aviation Services has an interest in a sales and manufacturing organization based in Canada that engineers, manufactures and distributes after-market helicopter parts and accessories, and has an interest in a training center based in Lake Charles, Louisiana, that provides instruction, flight simulator and other training service.

Aviation Services contributed 12%, 9% and 14% of consolidated operating revenues in 2011, 2010 and 2009 respectively.

Aviation Services’ business is conducted through Era Group Inc., which filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) on November 23, 2011, with the intention of proceeding with an initial public offering of a portion of its shares, contingent upon, among other things, appropriate market conditions and receipt of certain approvals. Following any such offering, SEACOR would retain majority voting control over Era Group Inc. There is no assurance that an offering will be consummated. For information about the offering, refer to the most recent registration statement on Form S-1 filed by Era Group Inc. with the SEC, which can be found on the SEC’s website (www.SEC.gov).

Equipment and Services

The following tables identify the types of aircraft that comprise Aviation Services’ fleet as of December 31 for the indicated years. “Owned” are those majority owned by the Company. “Joint Ventured” are those owned by entities in which the Company does not have a controlling interest. “Leased-in” are those leased-in under operating leases. “Managed” are those owned by entities not affiliated with the Company but operated by Aviation Services for a fee. As of December 31, 2011, 127 aircraft were located in the United States and 48 were located in foreign jurisdictions.

	Owned(1)	Joint Ventured	Leased-in	Managed	Total	Max. Pass.(2)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(3) (years)
2011
Light helicopters – single engine:
A119	17	6	—	—	23	7	161	270	5
AS350	32	—	3	—	35	5	138	361	15

	49	6	3	—	58

Light helicopters – twin engine:
A109	7	—	—	2	9	7	161	405	6
BK-117	3	—	4	4	11	9	150	336	27
BO-105	4	—	—	—	4	4	138	276	21
EC135	13	—	2	—	15	7	138	288	4
EC145	3	—	—	3	6	9	150	336	3

	30	—	6	9	45

Medium helicopters:
AW139	25	1	—	—	26	12	173	426	3
Bell 212	14	—	—	—	14	11	115	299	33
Bell 412	6	—	—	—	6	11	138	352	30
Sikorsky 76 A/A++	6	—	2	2	10	12	155	348	25
Sikorsky 76 C/C++	8	—	—	1	9	12	161	348	5

	59	1	2	3	65

Heavy helicopters:
EC225	7	—	—	—	7	19	162	582	3

Total Fleet	145	7	11	12	175

(1)	Excludes one BO-105 removed from service, one EC225, two EC135s and four AW139s delivered in 2011 but not operational until 2012.

(2)	In typical configuration for Aviation Services’ operations.

(3)	For owned fleet.

	Owned(1)	Joint Ventured	Leased-in(2)	Managed	Total	Max. Pass.(3)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(4) (years)
2010
Light helicopters – single engine:
A119	17	6	—	—	23	7	161	270	5
AS350	34	—	3	—	37	5	138	361	14

	51	6	3	—	60

Light helicopters – twin engine:
A109	7	—	—	2	9	7	161	405	4
BK-117	3	—	4	4	11	9	150	336	26
BO-105	7	—	—	—	7	4	138	276	23
EC135	10	—	2	—	12	7	138	288	5
EC145	3	—	—	3	6	9	150	336	2

	30	—	6	9	45

Medium helicopters:
AW139	22	—	—	—	22	12	173	426	3
Bell 212	15	—	—	—	15	11	115	299	32
Bell 412	6	—	—	—	6	11	138	352	29
Sikorsky 76 A/A++	6	—	2	2	10	12	155	348	24
Sikorsky 76 C/C++	8	—	—	1	9	12	161	348	4

	57	—	2	3	62

Heavy helicopters:
S61	3	—	—	—	3	19	138	497	41
EC225	6	—	—	—	6	19	162	582	2

	9	—	—	—	9

Total Fleet	147	6	11	12	176

(1)	Excludes one EC-120 removed from service and one A119 that was not placed into service until 2011. During 2010, one S76A and one BO-105 were removed from service and disassembled for spare parts.

(2)	Excludes three EC-120s removed from service.

(3)	In typical configuration for Aviation Services’ operations.

(4)	For owned fleet.

	Owned(1)	Joint Ventured	Leased-in(2)	Managed	Total	Max. Pass.(3)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(4) (years)
2009
Light helicopters – single engine:
A119	17	6	—	—	23	7	161	270	3
AS350	34	—	3	—	37	5	138	361	13

	51	6	3	—	60

Light helicopters – twin engine:
A109	7	—	—	2	9	7	161	405	4
BK-117	3	—	4	6	13	9	150	336	25
BO-105	10	—	—	—	10	4	138	276	22
EC135	10	—	2	—	12	7	138	288	4
EC145	3	—	—	—	3	9	150	336	1

	33	—	6	8	47

Medium helicopters:
AW139	18	—	—	—	18	12	173	426	2
Bell 212	15	—	—	—	15	11	115	299	31
Bell 412	6	—	—	—	6	11	138	352	28
Sikorsky 76 A/A++	6	—	3	2	11	12	155	348	24
Sikorsky 76 C/C++	8	—	—	1	9	12	161	348	3

	53	—	3	3	59

Heavy helicopters:
S61	3	—	—	—	3	19	138	497	40
EC225	5	—	—	—	5	19	162	582	1

	8	—	—	—	8

Total Fleet	145	6	12	11	174

(1)	Excludes one EC-120, one BK-117 and one BO-105 removed from service. Excludes one BK-117 that was removed from service as of December 31, 2009 disassembled for spare parts in 2010.

(2)	Excludes three EC-120s removed from service.

(3)	In typical configuration for Aviation Services’ operations.

(4)	For owned fleet.

Glossary of Helicopter Types:

•

Heavy helicopters, which have twin engines and a typical passenger capacity of 19, are primarily used in support of the deepwater offshore oil and gas industry, frequently in harsh environments or in areas with long distances from shore, such as those in the North Sea and Australia. Heavy helicopters are also used to support search and rescue operations.

•

Medium helicopters, which mostly have twin engines and a typical passenger capacity of eleven to twelve, are primarily used to support the offshore oil and gas industry, search and rescue and air medical services, firefighting activities and corporate uses.

•

Light helicopters, which may have single or twin engines and a typical passenger capacity of four to nine, are used to support a wide range of activities, including shallow-water oil and gas exploration, development and production, the mining industry, power line and pipeline surveying, air medical services, tourism and corporate uses.

Medium and heavy helicopters fly longer distances at higher speeds, can carry heavier payloads than light helicopters and are usually equipped with sophisticated avionics permitting them to operate in more demanding weather conditions and difficult climates. Medium and heavy helicopters are most commonly used for crew changes on large offshore production facilities and drilling rigs servicing the oil and gas industry. They are the preferred helicopter in international offshore markets, where facilities tend to be larger, the drilling locations more remote, and onshore infrastructure more limited.

As of December 31, 2011, in addition to its existing fleet, Aviation Services had one Eurocopter EC225, two Eurocopter EC135s and four AgustaWestland AW139s that were delivered in 2011 and will become operational in 2012. As of December 31, 2011, Aviation Services had placed orders for twelve new helicopters, consisting of one EC225 heavy helicopter, four AW139 medium helicopters, five AgustaWestland AW169 light twin helicopters and two EC135 light twin helicopters. The EC225, the AW139s and the EC135s are scheduled to be delivered in 2012. Delivery dates for the AW169s have yet to be determined. In addition, Aviation Services had outstanding options to purchase up to an additional 15 AW139 medium helicopters. If these options are exercised, the helicopters will be delivered beginning in 2012 through 2015.

Markets

Aviation Services’ current principal markets for its transportation and search and rescue services supporting the offshore oil and gas exploration, development and production industry are in the U.S. Gulf of Mexico and Alaska. In addition, Aviation Services currently conducts international operations in support of oil and gas exploration, development and production activity, primarily in Brazil, parts of Europe, Asia and Mexico.

Demand for helicopters in support of the offshore oil and gas exploration, development and production, both in the United States and internationally, is affected by the level of offshore exploration and drilling activities, which in turn is influenced by a number of factors, including:

•	expectations as to future oil and gas commodity prices;

•	customer assessments of offshore drilling prospects compared with land-based opportunities;

•	customer assessments of cost, geological opportunity and political stability in host countries;

•	worldwide demand for oil and natural gas;

•	the ability of OPEC to set and maintain production levels and pricing;

•	the level of production of non-OPEC countries;

•	the relative exchange rates for the U.S. dollar; and

•	various United States and international government policies regarding exploration and development of oil and gas reserves.

Helicopter services to the oil and mining industries in Alaska are provided on a contract or charter basis from bases in Valdez, Anchorage, the Kenai area and Deadhorse. In addition to supporting oil company activities in the Cook Inlet and along the North Slope of Alaska, Aviation Services operates an FBO at Ted Stevens Anchorage International Airport, provides summer flightseeing tours and supports inland firefighting and mining operations. Aviation Services’ air medical services operations are primarily in the northeastern United States and Florida. In addition, Aviation Services contract-leases helicopters primarily to foreign operators in a number of locations in support of a wide variety of activities, and, in some instances, supports their operations with technical assistance, maintenance programs and sourcing of parts.

Seasonality

A significant portion of Aviation Services’ operating revenues and profits related to oil and gas industry activity is dependent on actual flight hours. The fall and winter months have fewer hours of daylight, particularly in Alaska and the North Sea, and flight hours are generally lower at these times. In addition, prolonged periods of adverse weather in the fall and winter months, coupled with the effect of fewer hours of daylight, can adversely impact operating results. In general, the months of December through February in the U.S. Gulf of Mexico and October through April in Alaska have more days of adverse weather conditions than the other months of the year. In the U.S. Gulf of Mexico, June through November is tropical storm season. During a tropical storm, Aviation Services is unable to operate in the area of the storm. However, flight activity may increase immediately before and after a storm due to the evacuation and return of offshore workers. The Alaska flight-seeing operation is also seasonal with activity occurring only from late May until early September. There is less seasonality in Aviation Services’ contract-leasing activities.

Customers and Contractual Arrangements

Aviation Services’ principal customers in the U.S. Gulf of Mexico are major integrated and independent exploration and production companies and U.S. government agencies, primarily The Bureau of Safety and Environmental Enforcement (“BSEE”), a division of the U.S Department of the Interior. In Alaska, Aviation Services’ principal customers are oil and gas companies, mining companies and cruise line passengers. Internationally, Aviation Services typically contract-leases helicopters to local companies that operate Aviation Services’ helicopters under their own operating certificates. These companies in turn provide helicopter transportation services to oil and gas companies and other governmental agencies.

Aviation Services charters the majority of its helicopters through master service agreements, subscription agreements, day-to-day charter arrangements and contract-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on hours flown. These agreements have fixed terms ranging from one month to five years and generally may be cancelled upon 30-days notice. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged. Contract-leases generally run from two to five years with no early cancellation provisions and can include only the equipment, or can include the equipment, logistical and maintenance support, insurance and personnel, or a combination thereof. Aviation Services’ oil and gas contracts typically contain terms that limit its exposure to increases in fuel costs over a pre-agreed level. Fuel costs in excess of these levels are passed through to customers. With respect to flightseeing aircraft, block space is allocated to cruise lines and seats are sold directly to customers. Aviation Services’ fixed based operation sells fuel on an ad hoc basis. Air medical services are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure or a fee per completed flight. Other markets include international oil and gas industry support activities, agricultural support and general aviation activities.

In 2011, no single customer of Aviation Services was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Aviation Services accounted for approximately 59% of Aviation Services’ operating revenues in 2011. The loss of one or a few of its customers could have a material adverse effect on Aviation Services’ results of operations.

Competitive Conditions

The helicopter industry is highly competitive. The primary barriers to effective competitive entry include existing customer relationships, an established safety record, knowledge of site characteristics and access to appropriate facilities. Customers evaluate Aviation Services against its competitors based on a number of factors, including price; safety record; reliability of service; availability, adaptability and type of equipment; flexibility to provide incremental aircraft and different models from those primarily required and operational experience.

In the U.S. Gulf of Mexico, Aviation Services has many competitors, including several customers that operate their own helicopter fleets and smaller companies that offer services similar to those offered by Aviation Services. In Alaska, Aviation Services competes against a large number of operators and in Brazil, Aviation Services has several primary competitors.

In air medical services, there are several major competitors with fleets dedicated to air medical operations. Aviation Services competes against national and regional firms, and there is usually more than one competitor in each local market. In addition, Aviation Services competes against hospitals that operate their own helicopters and, in some cases, against ground ambulances.

Aviation Services’ contract-leasing business competes against financial leasing companies.

Risks of Foreign Operations

Aviation Services operates worldwide. For the years ended December 31, 2011, 2010 and 2009, 28%, 24% and 15%, respectively, of Aviation Services’ operating revenues were derived from its foreign operations.

Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Aviation Services’ financial position and its results of operations. See the risk factor regarding “Risks from the Company’s International Operations” in “Item 1A. Risk Factors.”

Inland River Services

Business

Inland River Services owns, operates, invests in and markets river transportation equipment primarily used for moving agricultural and industrial commodities, and chemical and petrochemical products, on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries, and the Gulf Intracoastal Waterways. Inland River Services owns towboats used for moving barges, fleeting operations and deck barges. Internationally, Inland River Services has interests in a transshipment terminal at the Port of Ibicuy, Argentina and operations on the Parana-Paraguay Rivers in Argentina and the Magdalena River in Colombia. In addition to its primary barge business, Inland River Services also has interests in high-speed multi-modal terminal facilities and provides a broad range of services including machine shop, gear and engine repairs, repair of barges and towboats at strategic locations on the U.S. Inland River Waterways.

Inland River Services contributed 9%, 6% and 9% of consolidated operating revenues in 2011, 2010 and 2009, respectively.

Equipment and Services

The following tables identify the types of equipment that comprise Inland River Services’ fleet as of December 31 for the indicated years. “Owned” are those majority owned by the Company. “Joint Ventured” are those owned by entities in which the Company does not have a controlling interest. “Leased-in” are those leased-in under operating leases. “Pooled or Managed” are owned by entities not affiliated with Inland River Services with operating revenues and voyage expenses pooled with certain barges of similar type owned by Inland River Services and the net results allocated to participants based upon the number of days the barges participate in the pool or are owned by entities not affiliated with the Company but operated by Inland River Services for a fee. For “Pooled” barges, each barge owner is responsible for the costs of insurance, maintenance and repair as well as for capital and financing costs of its own equipment in the pool.

	Owned(1)	Joint Ventured	Leased-in	Pooled or Managed	Total
2011
Inland river dry cargo barges	689	172	2	633	1,496
Inland river liquid tank barges	69	—	—	8	77
Inland river deck barges	20	—	—	—	20
Inland river towboats	16	15	—	—	31
Dry cargo vessel(2)	—	1	—	—	1

	794	188	2	641	1,625

2010
Inland river dry cargo barges	634	172	2	580	1,388
Inland river liquid tank barges	68	—	2	10	80
Inland river deck barges	26	—	—	—	26
Inland river towboats	17	15	—	—	32
Dry cargo vessel(2)	—	1	—	—	1

	745	188	4	590	1,527

2009
Inland river dry cargo barges	581	262	2	550	1,395
Inland river liquid tank barges	51	34	2	—	87
Inland river deck barges	26	—	—	—	26
Inland river towboats	17	12	—	—	29
Dry cargo vessel(2)	—	1	—	—	1

	675	309	4	550	1,538

(1)	Excludes three dry cargo barges and two towboats delivered in 2011 but not operational until 2012.

(2)	Argentine-flag.

The table below sets forth equipment types by geographic market as of December 31 for the indicated years.

	2011	2010	2009
United States:
Inland river dry cargo barges	1,318	1,216	1,283
Inland river liquid tank barges	73	80	87
Inland river deck barges	20	26	26
Inland river towboats
4,000 hp – 6,250 hp	9	9	9
3,300 hp – 3,900 hp	1	1	1
1,700 hp – 3,200 hp	12	13	13

	1,433	1,345	1,419

South America:
Inland river dry cargo barges	178	172	112
Inland river liquid tank barges	4	—	—
Inland river towboats
4,000 hp – 6,250 hp	7	7	4
1,700 hp – 3,200 hp	2	2	2
Dry-cargo vessel	1	1	1

	192	182	119

	1,625	1,527	1,538

As of December 31 of the indicated year, the average age (in years) of Inland River Services’ owned and joint ventured fleet was as follows:

	2011	2010	2009
Dry cargo barges	6	6	6
Liquid tank barges – 10,000 barrel	15	14	19
Liquid tank barges – 30,000 barrel	11	10	9
Deck barges	4	3	2
Towboats(1)	37	37	35

(1)	Towboats have been upgraded and maintained to meet or exceed current industry standards.

Inland barges are unmanned and are moved on the U.S. Inland River Waterways by towboats. The combination of a towboat and dry cargo barges is commonly referred to as a “tow.” The Inland River Services dry cargo fleet consists of hopper barges, which can be “open tops” for the transport of commodities that are not sensitive to water such as coal, aggregate and scrap, or covered for the transport of products such as grain, ores, alloys, cements and fertilizer. Each dry cargo barge in the Inland River Services’ fleet is capable of transporting approximately 1,500 to 2,000 tons (1,350 to 1,800 metric tons) of cargo. The carrying capacity of a barge at any particular time is determined by water depth in the river channels and hull depth of the barge. Adverse river conditions, such as high water resulting from excessive rainfall or low water caused by drought, can also impact operations by limiting the speed at which tows travel the U.S. Inland River Waterways, the number of barges included in tows and the quantity of cargo that is loaded in the barges.

A typical dry cargo voyage begins by shifting a clean, empty barge from a fleeting location to a loading facility. The barge is then moved from the loading location and assembled into a tow before proceeding to its discharge destination. After unloading, it is shifted to a fleeting area for cleaning and service, if needed, before being placed again at a load facility. Typically, grain cargos move southbound and non-grain cargos move northbound. Generally, Inland River Services attempts to coordinate the logistical match-up of northbound and southbound movements of cargo to minimize repositioning costs.

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

As of December 31, 2011, in addition to its existing fleet, Inland River Services had new construction projects in progress for four 30,000 barrel liquid tank barges and three 10,000 barrel liquid tank barges all scheduled for delivery in 2012.

Markets

The market for Inland River Services is driven by supply and demand economics, which impacts prices, utilization and margins achieved by Inland River Services’ assets. The relationship between supply and demand reflects many factors, including:

•	the level of domestic and international production of the basic agricultural products to be transported (in particular, the yield from grain harvests);

•	the level of domestic and international consumption of agricultural products and the effect of these levels on the volumes of products that are physically moved into the export markets;

•	the level of domestic and worldwide demand for iron ore, steel, steel by-products, coal, ethanol, petroleum and other bulk commodities;

•	the strength or weakness of the U.S. dollar; and

•	the cost of ocean freight and the cost of fuel.

Within the United States and international markets, other local factors also have an effect on pricing and margins, including:

•	the supply of barges available to move the products;

•	the cost of qualified wheelhouse personnel;

•	the ability to position the barges to maximize efficiencies and utility in moving cargos both northbound and southbound;

•	the cost of alternative forms of transportation (primarily rail) and capacities at export facilities;

•	general operating logistics on the river network including size and operating status of locks and dams;

•	the effect of river levels on the loading capacities of the barges in terms of draft restrictions; and

•	foreign and domestic laws and regulations.

Seasonality

During harsh winters the upper Mississippi River usually closes to barge traffic from mid-December to mid-March. Ice often hinders the navigation of barge traffic on the mid-Mississippi River, the Illinois River and the upper Ohio River during the same period. The volume of grain transported from the Midwest to the U.S. Gulf of Mexico, which is primarily for export, is greatest during the harvest season from mid-August through late November. The harvest season is particularly significant to Inland River Services because pricing tends to peak during these months in response to higher demand for equipment.

Customers and Contractual Arrangements

The principal customers for Inland River Services are major agricultural companies, major integrated oil companies and industrial companies. In 2011, no single customer of Inland River Services was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Inland River Services accounted for approximately 69% of Inland River Services’ revenues in 2011. The loss of one or a few of its customers would be unlikely to have a material adverse effect on Inland River Services’ results of operations.

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

Inland River Services’ 30,000 barrel liquid tank barges are either marketed as unit tows under term contracts ranging from one to five years or in the spot market.

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

The Company believes that 67% of the domestic dry cargo fleet is controlled by five companies and 58% of the domestic liquid barge industry fleet is controlled by five companies.

Risks of Foreign Operations

Inland River Services’ foreign operations primarily consist of its joint ventures operating in foreign jurisdictions.

Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Inland River Services’ financial position and its results of operations. See the risk factor regarding “Risks from the Company’s International Operations” in “Item 1A. Risk Factors.”

Marine Transportation Services

Business

Marine Transportation Services’ fleet consists of seven U.S.-flag product tankers, of which five are owned and two are leased, providing marine transportation services for petroleum products and chemicals moving in the U.S. domestic coastwise trade, and eight foreign-flag Roll-on/Roll-off (“RORO”) vessels engaged in the shipping trade between the United States, the Bahamas and the Caribbean.

Marine Transportation Services contributed 4%, 3% and 5% of consolidated operating revenues in 2011, 2010 and 2009, respectively.

Equipment and Services

The Oil Pollution Act of 1990 (“OPA 90”) prohibits vessels without double-hulls from transporting crude oil and petroleum products in U.S. coastwise transportation after certain dates based on the age and carrying capacity of the vessel. In addition, single-hulled vessels will be prohibited from transporting petroleum products in most international markets under a phase-out schedule established by the International Maritime Organization (“IMO”). The table below sets forth Marine Transportation Services’ fleet of U.S.-flag double-hull product tankers as of December 31, 2011.

Name of Vessel	Capacity in barrels	Tonnage in “dwt”(1)	OPA 90 Retirement date	Type
Seabulk Trader	294,000	48,700	None	Double-hull
Seabulk Challenge	294,000	48,700	None	Double-hull
California Voyager(2)	341,000	45,000	None	Double-hull
Oregon Voyager(2)	341,000	45,000	None	Double-hull
Seabulk Arctic	340,000	46,000	None	Double-hull
Mississippi Voyager	340,000	46,000	None	Double-hull
Florida Voyager	340,000	46,000	None	Double-hull

(1)	Deadweight tons or “dwt”.

(2)	Leased-in vessel.

As of December 31, 2011, in addition to its existing fleet, Marine Transportation Services had a new construction project in progress for a U.S.-flag articulated tug/barge unit scheduled for delivery in the second quarter of 2012 that will be owned by a joint venture in which Marine Transportation Services has a 50% interest.

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

Cargo Liner Transportation. RORO vessels provide cargo transportation services to and from ports in Florida, the Bahamas and the Caribbean for the shipment of consumer products, building materials, less-than-container loads and project cargo services.

Customers and Contractual Arrangements

The primary purchasers of petroleum product transportation services are multinational oil and gas companies, refining companies, oil trading companies and large industrial consumers of fuel with waterfront facilities. The primary purchasers of chemical transportation services are chemical and oil companies. Both services are generally contracted on the basis of short-term or long-term time charters, voyage charters, and contracts of affreightment or other transportation agreements tailored to the shipper’s requirements. The primary purchasers of cargo liner transportation services are individuals and businesses consuming U.S. export goods in the Bahamas and Caribbean. Marine Transportation Services also provides ship management services to ship owners. In 2011, no single customer of Marine Transportation Services was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Marine Transportation Services accounted for approximately 81% of its operating revenues in 2011. The loss of one or a few of these customers could have a material adverse effect on Marine Transportation Services’ results of operations.

Under a time charter, Marine Transportation Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel and port charges. Under a bareboat charter, Marine Transportation Services provides a vessel to a customer and the customer assumes responsibility for all operating expenses and all risk of operation. Vessel charters may range from several days to several years. Voyage contracts are contracts to carry cargos on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargos that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton.

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

Risks of Foreign Operations

Marine Transportation Services’ foreign operations consist of its cargo liner transportation activities, which commenced operations in April 2011.

For the year ended December 31, 2011, 25% of Marine Transportation Services’ operating revenues were derived from its foreign operations.

Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Marine Transportation Services’ financial position and its results of operations. See the risk factor regarding “Risks from the Company’s International Operations” in “Item 1A. Risk Factors.”

Environmental Services

Business

Environmental Services primarily provides emergency preparedness and response services to oil, chemical, industrial and marine transportation clients, and government agencies in the United States and abroad. In the United States, these services are generally rendered to those clients who store, transport, produce or handle petroleum and certain non-petroleum oils that are subject to the provisions of OPA 90 and various other federal, state and municipal regulations. Internationally, these services may be required by legislation and regulation of countries, international maritime conventions and environmental covenants placed on clients by their lending institutions. To a lesser extent, Environmental Services provides emergency preparedness and response services to governmental agencies arising from natural disasters and homeland security issues such as debris removal monitoring, public assistance projects, bio-terrorism, pandemic influenza and port security. Environmental Services also provides other services to oil, chemical, industrial and government clients including crisis communications, emergency preparedness and response software, hazardous waste management, standby fire-fighting, industrial and marine cleaning, salvage support, petroleum storage tank cleaning and removal, and site remediation services.

Business is conducted through SEACOR Environmental Services Inc. (“SES”) and O’Brien’s Response Management Inc. (“ORM”). SES includes National Response Corporation, one of the largest providers of oil spill response services in the United States; NRC Environmental Services Inc., a leading provider of environmental and industrial services on the West Coast of the United States; SEACOR Response Ltd., which provides oil spill and emergency response services to customers in various international markets; and certain other subsidiaries (collectively the “SES Business”). On February 7, 2012, SEACOR announced it had reached an agreement to sell the SES Business to J.F. Lehman & Company, a leading, middle-market private equity firm. The closing of the transaction is conditioned upon the buyer obtaining certain debt financing and other customary conditions. Either the Company or the buyer may terminate the stock purchase agreement if the closing has not occurred by March 31, 2012. The transaction does not include ORM, a leading provider of crisis and emergency preparedness and response services.

Environmental Services contributed 10%, 33% and 8% of consolidated operating revenues in 2011, 2010 and 2009, respectively.

Products and Services

Environmental Services employs trained personnel and maintains specialized equipment positioned in the United States and in certain locations outside the United States to respond to oil and chemical spills, other emergencies and customer projects. Environmental Services has access to a fleet of specialized vessels and barges outfitted with oil spill equipment and aircraft capable of application of chemical dispersants that are positioned on the East, Gulf and West coasts of the United States as well as in the Caribbean and Hawaii. Oil and chemical spill response equipment is also stationed in certain international locations in Africa, the Caspian and Black Sea Regions, the Far East and the Middle East. Environmental Services has established a combined network of approximately 180 independent oil spill response contractors and marine resource providers that may assist it by providing equipment and personnel.

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

Environmental Services provides a range of prevention, environmental compliance, business continuity, crisis communication, software, media, safety and security consultancy, and training services around the world to assist oil, chemical, industrial, marine transportation, financial services and government customers in the prevention of, and response to, an extensive variety of environmental emergencies on both a retained and stand-alone basis. Environmental Services assists customers in the selection and training of personnel in the use of environmental equipment and products. In addition, Environmental Services provides services to state, county and other local government agencies assisting them with preparedness, including emergency response plans, training and exercises, and response/recovery activities including, claims reimbursement from the federal government, through agencies such as the Federal Emergency Management Agency (“FEMA”) and the Federal Highway Administration. Furthermore, it provides oversight of clean-up and debris management required after hurricanes, floods and other natural disasters.

Environmental Services provides industrial and remediation services to oil, chemical, industrial and government clients. These services include hazardous waste management, standby fire-fighting, industrial and marine cleaning, salvage support, petroleum storage tank cleaning and removal, and site remediation services.

Markets

The market for contractual oil spill preparedness, response and other related training and consulting services in the United States resulted from the enactment of OPA 90. OPA 90 and several subsequent regulations promulgated by the Department of Transportation, the Environmental Protection Agency (“EPA”), the Bureau of Energy Management and the BSEE and the U.S. Coast Guard (“USCG”) require that all tank vessels operating within the 200-mile Exclusive Economic Zone of the United States and all facilities and pipelines handling oil that could have a spill affecting the navigable waters of the United States develop plans to respond to a “worst case” oil spill and ensure by contract, or other approved means, the ability to respond to such a spill.

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

Customers and Contractual Arrangements

Environmental Services offers its services primarily to the domestic and international shipping community, major oil companies, independent exploration and production companies, pipeline and transportation companies, power generating operators, industrial companies, airports and state and local government agencies. Services are provided pursuant to contracts generally ranging from one month to ten years. In 2011, no single Environmental Services’ customer was responsible for 10%, or more, of consolidated operating revenues. The ten largest customers of Environmental Services accounted for approximately 51% of Environmental Services’ operating revenues in 2011. The loss of a single large client or a group of mid-size customers could have a material adverse effect on Environmental Services’ results of operations.

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

Risks of Foreign Operations

Environmental Services operates worldwide. For the years ended December 31, 2011, 2010 and 2009, 12%, 3% and 14%, respectively, of Environmental Services’ operating revenues were derived from its foreign operations.

Foreign operations are subject to inherent risks, which, if they materialize could have a material adverse effect on Environmental Services’ financial condition and its results of operations. See the risk factor regarding “Risks from the Company’s International Operations” in “Item 1A. Risk Factors.”

Commodity Trading and Logistics

Business

Commodity Trading and Logistics operates an integrated business involved in the purchase, storage, transportation and sale of energy and agricultural commodities. The principal commodities currently involved are sugar, ethanol, clean blendstocks and crude oil. Commodity Trading and Logistics contributed 45%, 28% and 28% of consolidated operating revenues in 2011, 2010 and 2009, respectively.

Products and Services

Energy. The energy group is primarily focused on the domestic merchandising and transportation of physical ethanol, clean blendstocks, heavy naphtha and crude oil. The energy group also operates, through an investment in a joint venture, a food and fuel grade processing plant which produces beverage and industrial alcohol and fuel-grade ethanol. The output of the plant is sold primarily to the energy group and its joint venture partner.

Agricultural. The agricultural group is primarily focused on the global origination, trading and merchandising of sugar, rice and industrial salt. The group’s involvement in these commodities pairs producers and buyers and arranges for the transportation and logistics of the product.

Commodity Trading and Logistics uses a variety of transportation modes to transport its products, including trucks, railcars, river barges, pipelines and ocean going vessels, which are generally leased. Commodity Trading and Logistics leverages the asset base of SEACOR’s other business units, primarily Inland River Services, including its tank farm and handling facility in Sauget, Illinois, for the transportation and storage of product.

Markets

Commodity Trading and Logistics’ activities are global and dependent upon factors that Commodity Trading and Logistics cannot control, including macro and micro economic supply and demand factors, governmental intervention or mandates, weather patterns, and the price and availability of substitute products. Commodity Trading and Logistics produces, purchases, markets and sells ethanol to customers for blending into the U.S. gasoline pool and transports clean blendstocks for export. Commodity Trading and Logistics purchases and resells crude oil primarily of Canadian origin to customers in the United States and delivers the material via pipeline and barge. With respect to sugar, Commodity Trading and Logistics’ primary markets include countries in South America, Africa, the Caribbean and the Far East.

Ethanol demand is subject to overall gasoline demand and gasoline blending economics; governmental policies and mandates; the cost of production of feedstock commodities such as corn; gasoline and oil prices and freight and handling costs. The demand for the clean blendstocks depends primarily on oil and natural gas liquids prices.

The availability of agricultural commodities is affected by weather, plant diseases, governmental policies and agricultural growing patterns. Sugar demand is affected by worldwide consumption of food products, soft drinks and sweetened beverages, and by population growth, changes in per capita income and the relative prices of substitute sweeteners. It is also impacted by other macro-economic factors including the volatility of foreign currency markets.

Customers and Contractual Arrangements

Commodity Trading and Logistics sells ethanol, crude oil and blendstocks primarily to end users (gasoline refiners, blenders, and their suppliers) and other market participants and may also purchase, sell, or exchange product with other market participants to optimize logistics or hedge market exposure. The principal purchasers of Commodity Trading and Logistics’ sugar are private importers and distributors.

In 2011, one customer (Motiva Enterprises LLC) of Commodity Trading and Logistics was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Commodity Trading and Logistics accounted for approximately 76% of Commodity Trading and Logistics’ operating revenues in 2011. The loss of one or a few of these customers could have a material adverse effect on Commodity Trading and Logistics’ results of operations.

Competitive Conditions

The commodity trading and logistics business is highly competitive. Major competitors for the energy group include other marketers, traders and other product suppliers. Major competitors for the agricultural group include large agribusiness, major and independent trading houses and regional or local grower cooperatives.

Risk of Foreign Operations

For the year ended December 31, 2011, 2010 and 2009, 25%, 21% and 38%, respectively, of Commodity Trading and Logistics operating revenues were derived from foreign operations.

Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Commodity Trading and Logistics’ financial condition and its results of operations. See the risk factor regarding “Risks from the Company’s International Operations” in “Item 1A. Risk Factors.”

Other

Harbor and Offshore Towing Services. As of December 31, 2011, Harbor and Offshore Towing Services operated a total of five ocean liquid tank barges and 28 vessels, of which 13 were conventional tugs, five were Azimuth Stern Drive tugs, three were Forward Azimuth Drive tugs, two were tractor tugs and five were Ship Docking Modules (“SDM™”). SDMs™ are innovative vessels designed and patented by the Company that are maneuverable, efficient and flexible and require fewer crew members than conventional harbor tugs. The tugs were operating in various ports including four in Port Everglades, Florida, four in the Port of Tampa, Florida, one in Port Canaveral, Florida, seven in Port Arthur, Texas, four in Port Mobile, Alabama, three in Lake Charles, Louisiana. In addition, four tugs and five ocean liquid tank barges were operating in St. Eustatius and one tug was operating under a bareboat charter arrangement.

As of December 31, 2011, in addition to its existing fleet, Harbor and Offshore Towing Services had a new construction project in progress for two U.S.-flag Azimuth Stern Drive harbor tugs scheduled for delivery in the first quarter of 2013.

In 2011, no single customer of Harbor and Offshore Towing Services was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Harbor and Offshore Towing Services accounted for approximately 51% of Harbor and Offshore Towing Services’ operating revenues in 2011. The loss of one or a few of these customers could have a material adverse effect on Harbor and Offshore Towing Services’ results of operations.

Other Joint Ventures, Leasing and Other Activities. The Company has noncontrolled equity investments in various entities including a company that designs and manufactures water treatment systems for sale or lease and industrial aviation service businesses in Asia. The Company also engages in lending and leasing activities.

Government Regulation

Regulatory Matters

The Company’s operations are subject to significant United States federal, state and local regulations, as well as international conventions and the laws of foreign jurisdictions where the Company operates its equipment or where the equipment is registered. The Company’s domestically registered vessels are subject to the jurisdiction of the USCG, the National Transportation Safety Board (“NTSB”), the U.S. Customs and Border Protection and the U.S. Maritime Administration, as well as to the rules of private industry organizations such as the American Bureau of Shipping. These agencies and organizations establish safety standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards. Aviation Services is subject to regulations pursuant to the Federal Aviation Act of 1958, as amended (“Federal Aviation Act”), and other statutes pursuant to Federal Aviation Regulations Part 135 Air Taxi Certificate granted by the FAA. The FAA regulates flight operations and, in this respect, has jurisdiction over Aviation Services’ personnel, aircraft, ground facilities and certain technical aspects of its operations. In addition to the FAA, the NTSB is authorized to investigate aircraft accidents and to recommend improved safety standards. The Company is also subject to the Communications Act of 1934, as amended, because of the use of radio facilities in Aviation Services’ operations.

Offshore Marine Services, Marine Transportation Services and Inland River Services are subject to the U.S. cabotage laws that impose certain restrictions on the ownership and operation of vessels in the U.S. coastwise trade (i.e., trade between points in the United States), including cargo. These laws are principally contained in 46 U.S.C. § 50501 and 46 U.S.C. Chapter 551 and related regulations and are commonly referred to collectively as the “Jones Act.” Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. For purposes of the Jones Act, a corporation, for example, must satisfy the following requirement to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the United States or of a state, territory or possession thereof; (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen; (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens; and (iv) at least 75% of each class or series of stock in such corporation must be owned by U.S. citizens within the meaning of the Jones Act. Should the Company fail to comply with the U.S. citizenship requirements of the Jones Act, it would be prohibited from operating its vessels in the U.S. coastwise trade during the period of such non-compliance. In addition, the Company could be subject to fines and its vessels could be subject to seizure and forfeiture for violations of the Jones Act and the related U.S. vessel documentation laws.

To facilitate compliance with the Jones Act, SEACOR’s Restated Certificate of Incorporation: (i) limits the aggregate percentage ownership by non-U.S. citizens of any class of SEACOR’s capital stock (including Common Stock) to 22.5% of the outstanding shares of each such class to ensure that such foreign ownership will not exceed the maximum percentage permitted by applicable maritime law (presently 25%) but authorizes SEACOR’s Board of Directors, under certain circumstances, to increase the foregoing percentage to 24%; (ii) requires institution of a dual stock certification system to help determine such ownership; (iii) provides that any issuance or transfer of shares in excess of such permitted percentage shall be ineffective as against the

Company and that neither the Company nor its transfer agent shall register such purported issuance or transfer of shares or be required to recognize the purported transferee or owner as a stockholder of the Company for any purpose whatsoever except to exercise the Company’s remedies; (iv) provides that any such excess shares shall not have any voting or dividend rights; (v) permits the Company to redeem any such excess shares; and (vi) permits the Board of Directors to make such determinations as reasonably may be necessary to ascertain such ownership and implement such limitations. In addition, SEACOR’s by-laws provide that the number of non-U.S. citizen directors shall not exceed a minority of the number necessary to constitute a quorum for the transaction of business and restrict any non-U.S. citizen officer from acting in the absence or disability of the Chairman of the Board of Directors, the Chief Executive Officer or the President.

Aviation Services’ helicopters operating in the United States are subject to registration and citizenship requirements under the Federal Aviation Act. This Act requires that before an aircraft may be legally operated in the United States, it must be owned by “citizens of the United States,” which, in the case of a corporation, means a corporation: (i) organized under the laws of the United States or of a state, territory or possession thereof; (ii) of which at least 75% of its voting interests are owned or controlled by persons who are U.S. “citizens” (as defined in the Federal Aviation Act and regulations promulgated thereunder); and (iii) of which the president and at least two-thirds of the board of directors and managing officers are U.S. citizens.

Marine Transportation Services, Inland River Services, Harbor and Offshore Towing Services and Offshore Marine Services operate vessels that are registered in the United States. Offshore Marine Services, Marine Transportation Services, Harbor and Offshore Towing Services, and an Inland River Services’ joint venture operate vessels registered in a number of foreign jurisdictions. Vessels registered in these jurisdictions are subject to the laws of the applicable jurisdiction as to ownership, registration, manning and safety. In addition, the vessels are subject to the requirements of a number of international conventions that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the 1978 Protocol Relating to the International Convention for the Prevention of Pollution from Ships; (ii) the International Convention on the Safety of Life at Sea, 1974 and 1978 Protocols; and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”). Major revisions to STCW and its associated Code entered into force on January 1, 2012 with a five-year transitional period until January 1, 2017. The Company believes that its vessels registered in foreign jurisdictions are in compliance with all applicable material regulations and have all licenses necessary to conduct their business. In addition, vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the United Kingdom pursuant to the United Kingdom Safety Act.

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

NRC is classified by the USCG as an Oil Spill Removal Organization (“OSRO”) for every port in the continental United States, Hawaii and the Caribbean. The OSRO classification process is strictly voluntary. However, under the Oil Pollution Act of 1990 (“OPA 90”) owners and operators of tank vessels and certain oil facilities (responsible parties) are required to prepare response plans and have contracts for the resources necessary to respond to threats of oil spills and oil spills up to a worst case scenario. As a result, classified response contractors are the primary means by which responsible parties meet their OPA 90 obligation to ensure the availability of adequate resources and personnel to respond to and recover oil spills of various types and sizes in different operating environments and geographic locations.

In addition to the USCG, the EPA, the Office of Pipeline Safety, BSEE and certain individual states regulate vessels, facilities and pipelines in accordance with the requirements of OPA 90 or under analogous state law. There is currently little uniformity among the regulations issued by these agencies.

When responding to third-party oil spills, Environmental Services enjoys immunity from liability under federal law and some state laws for any spills arising from its response efforts, except in the event of death or personal injury or as a result of its gross negligence or willful misconduct. It should be noted, however, that as a result of the Deepwater Horizon incident in 2010, some gaps have been identified in this responder immunity regime and actions are being taken by the response industry to seek modifications to existing law to remedy these gaps.

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

Under OPA 90, owners and operators of regulated facilities and owners and operators or bareboat charterers of vessels are “responsible parties” and are jointly, severally and strictly liable for removal costs and damages arising from facility and vessel oil spills or threatened spills up to their limits of liability (unless the limits are broken as discussed below) unless the spill results solely from the act or omission of certain third parties under specified circumstances, an act of God or an act of war. In addition, Section 713 of the Coast Guard Authorization Act of 2010, enacted on October 15, 2010, amended OPA 90 to include as a responsible party the owner of oil being transported in a tank vessel with a single hull after December 31, 2010. Damages are defined broadly to include: (i) injury to natural resources and the costs of remediation thereof; (ii) injury to, or economic losses resulting from the destruction of, real and personal property; (iii) net loss by the United States government, a state or political subdivision thereof, of taxes, royalties, rents, fees and profits; (iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire, safety or other hazards; and (vi) loss of subsistence use of available natural resources.

Effective July 31, 2009, the OPA regulations were amended to increase the liability limits for responsible parties for non-tank vessels to $1,000 per gross ton or $854,400, whichever is greater and for tank vessels the maximum limits of liability are the greater of $3,200 per gross ton or $23,496,000. These liability limits do not apply (a) if an incident is caused by the responsible party’s violation of federal safety, construction or operating regulations or by the responsible party’s gross negligence or willful misconduct, (b) if the responsible party fails to report the incident or to provide reasonable cooperation and assistance in connection with oil removal activities as required by a responsible official or (c) if the responsible party fails to comply with an order issued under OPA 90.

Under OPA 90, with certain limited exceptions, all newly-built oil tankers carrying crude oil and petroleum products in U.S. waters must have double-hulls. Existing single-hull, double-side or double-bottom tank vessels, unless retrofitted with double-hulls, must be phased out of service by January 1, 2015, depending upon the vessel’s size, age and place of discharge.

OPA 90 expanded pre-existing financial responsibility requirements and requires tank vessel owners and operators to establish and maintain with the USCG evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. Under OPA, an owner or operator of a fleet of vessels may demonstrate evidence of financial responsibility in an amount sufficient to cover the vessels in the fleet having the greatest maximum liability under OPA. The Company has satisfied USCG regulations by providing evidence of financial responsibility demonstrated by commercial insurance and self-insurance. The regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which imposes liability for discharges of hazardous substances such as chemicals, similar to OPA, and provides compensation for cleanup, removal and natural resource damages. Liability per vessel under CERCLA is limited to the greater of $300 per gross ton or $5 million, unless the incident is caused by gross negligence, willful misconduct, or a violation of certain regulations, in which case liability is unlimited.

As a result of the Delaware River Protection Act, which was enacted by Congress in 2006, the OPA limits of liability must be adjusted not less than every three years to reflect significant increases in the Consumer Price Index.

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

In 2011, Congress failed to enact any notable oil pollution legislation. However, it is expected that Congress will take up and introduce new spill legislation in 2012 as a result of lessons learned from the Deepwater Horizon incident in 2010 now that all of the significant investigation reports were completed in 2011. If Congress passes spill legislation in 2012, the Company could be subject to greater potential liability or penalties if any of the Company’s vessels has an incident or the Company could be required to comply with other requirements thereby increasing the Company’s operating costs.

In addition to OPA 90, the following are examples of environmental laws that relate to the Company’s business and operations:

The International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (“MARPOL”), is the main international convention covering prevention of pollution of the marine environment by vessels from operational or accidental causes. It has been updated by amendments through the years and is implemented in the United States pursuant to the Act to Prevent Pollution from Ships. MARPOL has six specific annexes and Annex I governs oil pollution.

Since the 1990s, the DOJ has been aggressively enforcing U.S. criminal laws against vessel owners, operators, managers, crewmembers, shoreside personnel, and corporate officers for actions related to violations of Annex I. Prosecutions generally involve violations related to pollution prevention devices, such as the oil-water separator, and include falsifying the Oil Record Book, obstruction of justice, false statements and conspiracy. Over the past ten years, the DOJ has imposed significant criminal penalties in vessel pollution cases and the vast majority of such cases did not actually involve pollution in the United States, but rather efforts to conceal or cover up pollution that occurred elsewhere. In certain cases, responsible shipboard officers and shoreside officials have been sentenced to prison. In addition, the DOJ has required defendants to implement a comprehensive environmental compliance plan (“ECP”). If the Company is subjected to a DOJ criminal prosecution, it could face significant criminal penalties and defense costs as well as costs associated with the implementation of an ECP.

The CWA, enacted in 1972, prohibits the discharge of “pollutants,” which includes oil or hazardous substances, into navigable waters of the United States and imposes civil and criminal penalties for unauthorized discharges. The CWA complements the remedies available under OPA and CERCLA.

The CWA also established the National Pollutant Discharge Elimination System (“NPDES”) permitting program, which governs discharges of pollutants into navigable waters of the United States. Pursuant to the NPDES, EPA issued a Vessel General Permit (“VGP”), which has been in effect since February 6, 2009, covering 26 types of discharges incidental to normal vessel operations. The VGP applies to U.S. and foreign-flag commercial vessels that are at least 79 feet in length, and therefore applies to the Company’s vessels.

The VGP requires vessel owners and operators to adhere to “best management practices” to manage the 26 listed discharge streams, including ballast water, that occur normally in the operation of a vessel. Vessel owners and operators must implement various training, inspection, monitoring, recordkeeping, and reporting requirements, as well as corrective actions upon identification of each deficiency. Several states have specified significant, additional requirements in connection with state mandated CWA certifications relating to the VGP.

On February 11, 2011, the EPA and the Coast Guard entered into a Memorandum of Understanding (“MOU”) outlining the steps the agencies will take to better coordinate efforts to implement and enforce the VGP. Under the MOU, the Coast Guard will identify and report to EPA detected VGP deficiencies as a result of its normal boarding protocols for U.S.-flag and foreign-flag vessels. However, EPA retains responsibility and enforcement authority to address VGP violations. The Company has filed a Notice of Intent to be covered by the VGP for each of the Company’s ships. Failure to comply with the VGP may result in civil or criminal penalties. The current VGP expires on December 19, 2013. EPA published on December 8, 2011, a draft Vessel General Permit for public comment which will replace the current VGP. The 2013 replacement VGP could result in increased requirements that could result in increasing the Company’s operating costs.

The United States National Invasive Species Act (“NISA”) was enacted in 1996 in response to growing reports of harmful organisms being released into United States waters through ballast water taken on by vessels in foreign ports. The Coast Guard adopted regulations under NISA in July 2004 that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering United States waters. These requirements can be met by performing mid-ocean ballast exchange, by retaining ballast water onboard the vessel, or by using environmentally sound ballast water treatment methods approved by the Coast Guard. Mid-ocean ballast exchange is the primary method for compliance with the Coast Guard regulations; alternative methods for ballast water treatment are still under development. Vessels that are unable to conduct mid-ocean ballast exchange due to voyage or safety concerns may discharge minimum amounts of ballast water, provided that they comply with recordkeeping requirements and document the reasons they could not follow the required ballast water management requirements. On August 28, 2009, the Coast Guard proposed to amend its regulations on ballast water management by establishing standards for the allowable concentration of living organisms in a vessel’s ballast water discharged in United States waters. As proposed, it would establish a two tier standard. Tier one would set the initial limits to match those set internationally by IMO in the Ballast Water Convention, which has not yet entered into force. The interim final rule to implement this proposal was sent to the Office of Management and Budget for review on November 11, 2011. Final regulations are expected to be published in the first quarter of 2012. A limited number of technologies have been approved and may enable some vessels to meet these discharge standards. The tier two standard would be more stringent and cannot be met using existing treatment technology. This second tier, as proposed, would come into effect on January 1, 2017. The interim final rule to implement this proposal was sent to the Office of Management and Budget for review on November 11, 2011. Final regulations are expected to be published in the first quarter of 2012 with an effective date in 2012. When the IMO Ballast Water Convention comes into force, certain of the Company’s vessels may be required to have a ballast water treatment system on board.

Both houses of Congress have proposed a number of bills to amend NISA but it cannot be predicted which bill, if any, will be enacted into law.

In the absence of stringent federal standards, states have enacted legislation or regulations to address invasive species through ballast water and hull cleaning management, and permitting requirements, which in many cases have also become part of the state’s VGP certification. For instance, California requires vessels to comply with state ballast water discharge and hull fouling requirements. Oceangoing vessels covered by the VGP are prohibited from discharging ballast water in Michigan waters unless the vessel meets Michigan state requirements and obtains a Michigan permit. New York requires vessels to meet ballast water treatment standards by January 1, 2012 with technology that is not available today, but has granted extensions to this deadline until August 1, 2013. Other states may proceed with the enactment of similar requirements that could increase the costs of operating in state waters.

The United States Clean Air Act (as amended by the Clean Air Act Amendments of 1977 and 1990, the “CAA”) was enacted in 1970 and required the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. The CAA also requires states to submit State Implementation Plans (“SIPs”), which are designed to attain national health-based air quality standards throughout the United States, including major metropolitan and/or industrial areas. Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. The EPA and some states have each proposed more stringent regulations of air emissions from propulsion and auxiliary engineers on oceangoing vessels. For example, the California Air Resources Board of the state of California (“CARB”) has published regulations requiring oceangoing vessels visiting California ports to reduce air pollution through the use of marine distillate fuels once they sail within 24 miles of the California coastline effective July 1, 2009. CARB expanded the boundaries of where these requirements apply and began enforcing these new requirements on December 1, 2011. More stringent fuel oil requirements for marine gas oil are scheduled to go into effect on August 1, 2012.

The state of California also began on January 1, 2010, implementing regulations on a phased in basis that require vessels to either shut down their auxiliary engines while in port in California and use electrical power supplied at the dock or implement alternative means to significantly reduce emissions from the vessel’s electric power generating equipment while it is in port. Generally, a vessel will run its auxiliary engines while in port in order to power lighting, ventilation, pumps, communication and other onboard equipment. The emissions from running auxiliary engines while in port may contribute to particulate matter in the ambient air. The purpose of the regulations is to reduce the emissions from a vessel while it is in port. The cost of reducing vessel emissions while in port may be substantial if the Company determines that it cannot use or the ports will not permit the Company to use electrical power supplied at the dock. Alternatively, the ports may pass the cost of supplying electrical power at the port to us, and The Company may incur additional costs in connection with modifying the Company’s vessels to use electrical power supplied at the dock.

Annex VI of MARPOL, addressing air emissions from vessels, came into force in the United States on January 8, 2009 and requires the use of low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. By July 1, 2010, amendments to MARPOL required all diesel engines on vessels built between 1990 and 2000 to meet a Nitrous Oxide (“NOx”) standard of 17.0g-NOx/kW-hr. On January 1, 2011 the NOx standard was lowered to 14.4 g-NOx/kW-hr and on January 1, 2016 it will be further lowered to 3.4 g-NOx/kW-hr, for vessels operating in a designated Emission Control Area (“ECA”).

In addition, the current global sulfur cap of 4.5% sulfur was reduced to 3.5% effective January 1, 2012 and will be further reduced to as low as 0.5% sulfur in 2020. The recommendations made in connection with a MARPOL fuel availability study scheduled for 2018 at IMO may cause this date to slip to 2025. The current 1.0% maximum sulfur emissions permitted in designated ECAs around the world will be reduced to 0.1% sulfur on January 1, 2015. These sulfur limitations will be applied to all subsequently approved ECAs.

In addition, the EPA received approval of the IMO, in coordination with Environment Canada, to designate all waters, with certain limited exceptions, within 200 nautical miles of Hawaii and the U.S. and Canadian coasts as ECAs. The North American ECA will go into force on August 1, 2012 limiting the sulfur content in fuel that is burned as described above. Beginning in 2016, NOx after-treatment requirements become applicable in this ECA as well. Furthermore, on July 15, 2011, the IMO officially adopted amendments to MARPOL to designate certain waters around Puerto Rico and the U.S. Virgin Islands as the United States – Caribbean ECA, where stringent international emission standards will also apply to ships. For this area, the effective date of the first-phase fuel sulfur standard is January 2014, and the second phase begins in 2015. Stringent NOx engine standards begin in 2016.

With the adoption of the North American ECA, ships operating within 200 miles of the U.S. coast will be required to burn 1% sulfur content fuel oil as of August 1, 2012 (when the ECA goes into effect) and 0.1% sulfur content fuel oil as of January 1, 2015. The Company has one U.S.-flag product tanker that cannot safely burn 0.1% fuel oil without minor modification to its fuel system. EPA has received approval at IMO to exempt and has exempted steamships from the 0.1% sulfur content fuel oil requirement until 2020.

The Company’s operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the United States Resource Conservation and Recovery Act (“RCRA”) or comparable state, local or foreign requirements. From time to time the Company arranges for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. With respect to the Company’s marine operations, EPA has a longstanding policy that RCRA only applies after wastes are “purposely removed” from the vessel. As a general matter, with certain exceptions, vessel owners and operators are required to determine if their wastes are hazardous, obtain a generator identification number, comply with certain standards for the proper management of hazardous wastes, and use hazardous waste manifests for shipments to disposal facilities. The degree of RCRA regulation will depend on the amount of hazardous waste a generator generates in any given month. Moreover, vessel owners and operators may be subject to more stringent state hazardous waste requirements in those states where they land hazardous wastes. If such materials are improperly disposed of by third parties that the Company contracts with, the Company may still be held liable for cleanup costs under applicable laws.

The Endangered Species Act, federal conservation regulations and comparable state laws protect species threatened with possible extinction. Protection of endangered and threatened species may include restrictions on the speed of vessels in certain ocean waters and may require the Company to change the routes of the Company’s vessels during particular periods. For example, in an effort to prevent the collision of vessels with the North Atlantic right whale, federal regulations restrict the speed of vessels to ten knots or less in certain areas along the Atlantic Coast of the United States during certain times of the year. The reduced speed and special routing along the Atlantic Coast results in the use of additional fuel, which affects the Company’s results of operations.

With regard to greenhouse gas regulation, in February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) entered into force. Pursuant to the Kyoto Protocol, countries that are parties to the Convention are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which are suspected of contributing to global warming. In October 2007, the California Attorney General and a coalition of environmental groups petitioned the EPA to regulate greenhouse gas emissions from oceangoing vessels under the CAA. Any passage of climate control legislation or other regulatory initiatives in the United States that restrict emissions of greenhouse gases could entail financial impacts on the Company’s operations that cannot be predicted with certainty at this time. The issue is being heavily debated within various international regulatory bodies, such as the IMO, and climate control measures that effect shipping could also be implemented on an international basis potentially affecting the Company’s vessel operations.

The Company manages exposure to losses from the above-described laws through its efforts to use only well-maintained, well-managed and well-equipped facilities and vessels and its development of safety and environmental programs, including a maritime compliance program and its insurance program. The Company believes it will be able to accommodate reasonably foreseeable environmental regulatory changes subject to the comments above. There can be no assurance, however, that any future regulations or requirements or that any discharge or emission of pollutants by the Company will not have a material adverse effect on the Company’s business, financial position or its results of operations.

Security

Heightened awareness of security needs brought about by the events of September 11, 2001 has caused the USCG, the IMO, states and local ports to adopt heightened security procedures relating to ports and vessels.

Specifically, on November 25, 2002, the Maritime Transportation Security Act of 2002 (“MTSA”) was signed into law. To implement certain portions of MTSA, in July 2003, the Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, the IMO adopted amendments to the International Convention for the Safety of Life at Sea (“SOLAS”), known as the International Ship and Port Facilities Security Code (the “ISPS Code”), creating a new chapter dealing specifically with maritime security. The new chapter came into effect in July 2004 and imposes various detailed security obligations on vessels and port authorities. Among the various requirements under MTSA and/or the ISPS Code are:

•	onboard installation of automatic information systems to enhance vessel-to-vessel and vessel-to-shore communications;

•	onboard installation of ship security alert systems;

•	the development of vessel and facility security plans;

•	the implementation of a Transportation Worker Identification Credential program; and

•	compliance with flag state security certification requirements.

The Coast Guard regulations, intended to align with international maritime security standards, generally deem foreign-flag vessels to be in compliance with MTSA vessel security measures provided such vessels have onboard a valid International Ship Security Certificate that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code. U.S.-flag vessels, however, must comply with all of the security measures required by MTSA, as well as SOLAS and the ISPS Code if engaged in international trade.

We believe that the Company has implemented the various security measures required by the MTSA, SOLAS and the ISPS Code in light of the new requirements. Specifically, the Company has implemented security plans and procedures for each of its U.S.-flag vessels and its terminal operation in Sauget, Illinois pursuant to rules implementing the MTSA that have been issued by the USCG. The Company’s U.S.-flag vessels subject to the requirements of ISPS, all foreign-flag vessels, and U.S.-flag vessels operating on international voyages were all in compliance with ISPS requirements effective July 1, 2004.

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

Employees

As of December 31, 2011, the Company employed 6,043 individuals directly and indirectly through crewing or manning agreements. Substantially all indirect employees support Offshore Marine Services’ vessel operations.

As of December 31, 2011, Offshore Marine Services employed 764 seafarers in the North Sea, some of whom were members of a union under the terms of an ongoing agreement. In the United States, a total of 269 employees in Marine Transportation Services and Harbor and Offshore Towing Services are unionized under agreements that expire at varying times through August 31, 2013. Certain individuals in Environmental Services are also represented by unions.

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

Difficult economic conditions could materially adversely affect the Company. The success of the Company’s business is both directly and indirectly dependent upon conditions in the global financial markets and economic conditions throughout the world that are outside its control and difficult to predict. Continued uncertainty about global economic conditions may lead businesses to postpone spending in response to tighter credit and reductions in income or asset values, which may lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. These factors may also adversely affect the Company’s liquidity and financial condition (including the failure of lenders participating in the Company’s credit facility to fulfill their commitments and obligations), and the liquidity and financial condition of the Company’s customers. Tight credit conditions could limit the Company’s ability to secure additional financing, if required, due to difficulties accessing the capital markets. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) can have a material negative impact on the Company’s business and investments, which could reduce its revenues and profitability. Although the Company has some ongoing exposure to credit risks on its accounts receivable balances, these risks are heightened during periods when economic conditions worsen. The Company has procedures that are designed to monitor and limit exposure to credit risk on its receivables; however, there can be no assurance that such procedures will effectively limit its credit risk and avoid losses that could have a material adverse effect on the Company’s financial position and its results of operations. Unstable economic conditions may also increase the volatility of the Company’s stock price.

There are risks associated with the Company’s debt structure. The Company’s ability to meet its debt service obligations is dependent upon its future operating results, which are subject to general economic conditions, industry cycles and financial, business and other factors, many of which are beyond its control. The Company’s debt levels and the terms of its indebtedness may limit its liquidity and flexibility in obtaining additional financing and pursuing other business opportunities. In addition, the Company’s overall debt level and/or market conditions could lead the credit rating agencies to lower the Company’s corporate credit ratings, which could limit its ability to issue additional debt in amounts and/or on terms that it considers reasonable.

Demand for many of the Company’s services is impacted by the level of activity in the offshore oil and natural gas exploration, development and production industry. The level of offshore oil and natural gas exploration, development and production activity has historically been volatile and that volatility is likely to continue. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond the Company’s control, including:

•	general economic conditions;

•	prevailing oil and natural gas prices and expectations about future prices and price volatility;

•	assessments of offshore drilling prospects compared with land-based opportunities;

•	the cost of exploring for, producing and delivering oil and natural gas offshore;

•	worldwide demand for energy, other petroleum products and chemical products;

•	availability and rate of discovery of new oil and natural gas reserves in offshore areas;

•	federal, state, local and international political and economic conditions, and policies including cabotage and local content laws;

•	technological advances affecting exploration, development, energy production and consumption;

•	weather conditions;

•	environmental regulation;

•	regulation of drilling activities and the availability of drilling permits and concessions; and

•	the ability of oil and natural gas companies to generate or otherwise obtain funds for capital projects.

A prolonged material downturn in oil and natural gas prices is likely to cause a substantial decline in expenditures for exploration, development and production activity, which would result in a decline in demand and lower rates for the Company’s offshore energy support services and tanker services. Moreover, for the year ended December 31, 2011, approximately 31% of Offshore Marine Services’ and 46% of Aviation Services’ operating revenues were earned in the U.S. Gulf of Mexico and are therefore dependent on levels of activity in that region, which may differ from levels of activity in other regions of the world.

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

The Company engages in hedging activities which expose it to risks. The Company for corporate purposes and also as part of its energy trading activities, may use futures and swaps to hedge risks, such as escalation in fuel costs, agricultural materials, movements in foreign exchange rates and interest rates. The Company may also purchase inventory in larger than usual levels to lock in costs when it believes there may be large increases in the price of raw materials or other materials used in its businesses. Such purchases expose the Company to risks of meeting margin calls and drawing on its capital, counterparty risk due to failure of an exchange or institution with which it has done a swap, incurring higher costs than competitors or similar businesses that do not engage in such strategies, and losses on its investment portfolio. Such strategies can also cause earnings to be volatile.

The Company’s operations in the U.S. Gulf of Mexico have been adversely impacted by the Deepwater Horizon drilling rig accident and resulting oil spill. On April 22, 2010, the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico, sank after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Macondo well (the “Deepwater Horizon/BP Macondo Well Incident”). The Company’s Offshore Marine Services and Aviation Services segments have extensive operations in the U.S. Gulf of Mexico, which, along with those of certain of its customers, may be adversely impacted by, among other factors:

•

the previously imposed drilling moratorium by the U.S. Department of the Interior that directed lessees and operators to cease drilling all new deepwater wells on federal leases in the U.S. Gulf of Mexico, the additional safety and certification requirements for drilling activities imposed for the approval of development and production activities and the delayed approval of applications to drill in both deep and shallow-water areas;

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

The Company could incur liability in connection with providing spill response services. The Company may incur increased legal fees and costs in connection with providing spill and emergency response services, including the Company’s involvement in response to the Deepwater Horizon/BP Macondo Well Incident. Several of the Company’s business segments are currently defendants in litigation arising from the Deepwater Horizon/BP Macondo Well Incident and the Company expects it may be named in additional litigation regarding its response services. Although companies are generally exempt in the United States from liability under the CWA for their own actions and omissions in providing spill response services, this exemption might not apply if a company were found to have been grossly negligent or to have engaged in willful misconduct, or if it were to have failed to provide these services consistent with the National Contingency Plan or as otherwise directed under the CWA. In addition, the exemption under the federal CWA would not protect a company against liability for personal injury or wrongful death claims, or against prosecution under other federal or state laws. All of the coastal states of the United States in which the Company provides services have adopted similar exemptions, however, several inland states have not. If a court or other applicable authority were to determine that the Company does not benefit from federal or state exemptions from liability in providing emergency response services, or if the other defenses asserted by the Company and its business segments are rejected, the Company could be liable together with the local contractor and the responsible party for any resulting damages, including damages caused by others, subject to the indemnification provisions and other liability terms and conditions negotiated with its domestic clients. In the international market, the Company does not benefit from the spill response liability protection provided by the CWA and, therefore, is subject to the liability terms and conditions negotiated with its international clients, in addition to any other defenses available to the Company and its business segments. In connection with claims relating to clean-up operations following the Deepwater Horizon/BP Macondo Well Incident, the responsible party acknowledged and agreed to indemnify and defend one of the Company’s business segments pursuant and subject to certain contractual agreements.

If Congress repeals the $75.0 million cap for non-reclamation liabilities under OPA 90 or otherwise scales back the protections afforded to contractors thereunder, there may be increased exposure for remediation work and the cost for securing insurance for such work may become prohibitively expensive. Without affordable insurance and appropriate legislative regulation limiting liability, drilling, exploration, remediation and further investment in oil and gas exploration in the U.S. Gulf of Mexico may be discouraged and thus reduce the demand for the Company’s services.

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

Increased domestic and international laws and regulations may adversely impact the Company. Changes in laws or regulations regarding offshore oil and gas exploration and development activities, including the previously imposed drilling moratorium issued by the U.S. Department of the Interior directing lessees and operators to cease drilling all new deepwater wells on federal leases in the U.S. Gulf of Mexico, may increase the cost or availability of insurance coverage and may influence decisions by customers or other industry participants that could reduce the demand for the Company’s services, which would have a negative impact on the Company’s Offshore Marine Services and Aviation Services segments.

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

Activity outside the United States involves additional risks, including the possibility of:

•	United States embargoes or restrictive actions by U.S. and foreign governments that could limit the Company’s ability to provide services in foreign countries;

•	A change in, or the imposition of, withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

•	limitations on the repatriation of earnings or currency exchange controls and import/export quotas;

•	local cabotage and local ownership laws and requirements;

•	nationalization, expropriation, asset seizure, blockades and blacklisting;

•	limitations in the availability, amount or terms of insurance coverage;

•	loss of contract rights and inability to enforce contracts;

•	political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist attacks, piracy and kidnapping;

•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for the Company’s services and its profitability;

•

potential noncompliance with a wide variety of laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), and similar non-U.S. laws and regulations, including the U.K. Bribery Act 2010;

•	labor strikes;

•	changes in general economic and political conditions; and

•	difficulty in staffing and managing widespread operations.

Unstable political, military and economic conditions in foreign countries where a significant proportion of Offshore Marine Services’ operations are conducted could adversely impact the Company’s business. During the year ended December 31, 2011, approximately 69% of Offshore Marine Services’ operating revenues resulted from its foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist attacks, piracy, kidnapping, nationalization of assets, currency restrictions, import or export quotas and other forms of public and government regulation, all of which are beyond the Company’s control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and gas industry and, correspondingly, on the Company should Offshore Marine Services operate vessels in a country subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupts its operations.

Offshore Marine Services, Marine Transportation Services, Aviation Services and Commodity Trading and Logistics rely on several customers for a significant share of their revenues, the loss of any of which could adversely affect each of their businesses and operating results. The portion of Offshore Marine Services’, Marine Transportation Services’, Aviation Services’ and Commodity Trading and Logistics’ revenues attributable to any single customer may change over time, depending on the level of relevant activity by any such customer, the segment’s ability to meet the customer’s needs and other factors, many of which are beyond the Company’s control. The loss of any large customer or several mid-size customers could have a material and adverse effect on such segment’s or the Company’s financial position or its results of operations.

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

The Company may be unable to maintain or replace its offshore support vessels as they age. As of December 31, 2011, the average age of the Company’s Offshore Marine Services’ vessels, excluding its standby safety and wind farm utility vessels, was approximately 11 years. The Company believes that after an offshore support vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. The Company may be unable to carry out drydockings of its vessels or may be limited by insufficient shipyard capacity, which could adversely affect its ability to maintain its vessels. In addition, market conditions may not justify these expenditures or enable the Company to operate its older vessels profitably during the remainder of their economic lives. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels.

An increase in the supply of offshore support vessels or tankers could have an adverse impact on the charter rates earned by the Company’s offshore support vessels and tankers. Expansion of the supply of the worldwide offshore support vessel fleet would increase competition in the markets in which Offshore Marine Services operates. The refurbishment of disused or “mothballed” vessels, conversion of vessels from uses other than oil and gas exploration and production support and related activities or construction of new vessels could all add vessel capacity to current worldwide levels. A significant increase in vessel capacity could lower charter rates and result in lower operating revenues. Similarly, should competitors in the domestic petroleum and chemical product tanker industry construct a significant number of new tankers or large capacity integrated or articulated tug and barge units, demand for tanker assets could be adversely affected.

If the Company does not restrict the amount of foreign ownership of its Common Stock, it could be prohibited from operating offshore support vessels, inland river vessels and barges and tankers in the United States and could be prohibited from operating helicopters, which would adversely impact its business and operating results. The Company is subject to the Jones Act, which governs, among other things, the ownership and operation of offshore support vessels, tankers and barges used to carry cargo between U.S. ports. The Jones Act requires that vessels engaged in the U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. The Company is also subject to regulations pursuant to the Federal Aviation Act and other statutes (“Aviation Acts”). Generally, aircraft operating in the United States must be registered in the United States. In order to register such aircraft under the Aviation Acts, the Company must be owned or controlled by U.S. citizens. Although SEACOR’s Restated Certificate of Incorporation and by-laws contain provisions intended to assure compliance with these provisions of the Jones Act and the Aviation Acts, a failure to maintain compliance would adversely affect the Company’s financial position and its results of operations and the Company would be prohibited from operating vessels in the U.S. coastwise trade and helicopters in the United States during any period in which the Company does not comply or cannot demonstrate to the satisfaction of the relevant governmental authorities the Company’s compliance with the Jones Act and the Aviation Acts. In addition, the Company could be subject to fines and its vessels could be subject to seizure and forfeiture for violations of the Jones Act and the related U.S. vessel documentation laws.

Repeal, Amendment, Suspension or Non-Enforcement of the Jones Act would result in additional competition for Offshore Marine Services, Marine Transportation Services and Inland River Services and could have a material adverse effect on the Company’s business. A substantial portion of the operations of Offshore Marine Services, Marine Transportation Services and Inland River Services are conducted in the U.S. coastwise trade. Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. There have been attempts to repeal or amend such provisions, and such attempts are expected to continue in the future. Repeal, substantial amendment or wavier of such provisions would result in additional competition from vessels built in lower-cost foreign shipyards, owned and manned by foreign nationals with promotional foreign tax incentives and with lower wages and benefits than U.S. citizens, which could have a material adverse effect on the Company’s business, financial position and its results of operations. In addition, the Company’s advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of maritime cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels.

Restrictions on foreign ownership of the Company’s vessels could limit its ability to sell off any portion of its business or result in the forfeiture of its vessels. Compliance with the Jones Act requires that non-U.S. citizens own no more than 25% in the entities that directly or indirectly own the vessels that the Company operates in the U.S. coastwise trade. If the Company were to seek to sell any portion of its business that owns any of these vessels, it would have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the U.S. citizenship restrictions described above. As a result, the sales price for that portion of the Company’s business may not attain the amount that could be obtained in an unregulated market. Furthermore, if at any point the Company or any of the entities that directly or indirectly own its vessels cease to satisfy the requirements to be a U.S. citizen within the meaning of the Jones Act, the Company would become ineligible to operate in the U.S. coastwise trade and may become subject to penalties and risk forfeiture of its vessels.

SEACOR’s certificate of incorporation limits the ownership of Common Stock by individuals and entities that are not U.S. citizens within the meaning of the Jones Act. These restrictions may affect the liquidity of the SEACOR’s Common Stock and may result in non-U.S. citizens being required to sell their shares at a loss or relinquish their voting, dividend and distribution rights. Under the Jones Act, at least 75% of the outstanding shares of each class or series of SEACOR’s capital stock must be owned and controlled by U.S. citizens within the meaning of the Jones Act. Certain provisions of SEACOR’s certificate of incorporation are intended to facilitate compliance with this requirement and may have an adverse effect on holders of shares of the Common Stock.

Under the provisions of SEACOR’s Restated Certificate of Incorporation, the aggregate percentage of ownership by non-U.S. citizens of any class of SEACOR’s capital stock (including Common Stock) is limited to 22.5% of the outstanding shares of each such class to ensure that such foreign ownership will not exceed the maximum percentage permitted by the Jones Act, which is presently 25%. (The Restated Certificate of Incorporation authorizes SEACOR’s Board of Directors, under certain circumstances, to increase the foregoing permitted percentage to 24%.) The Restated Certificate of Incorporation further provides that any issuance or transfer of shares to non-U.S. citizens in excess of such permitted percentage shall be ineffective as against the Company and that neither the Company nor its transfer agent shall register such purported issuance or transfer of shares to non-U.S. citizens or be required to recognize the purported transferee or owner as a stockholder of the Company for any purpose whatsoever except to exercise the Company’s remedies. Any such excess shares in the hands of a non-U.S. citizen shall not have any voting or dividend rights and are subject to redemption by the Company in its discretion. The liquidity or market value of the shares of common stock may be adversely impacted by such transfer restrictions.

As a result of the above provisions, a proposed transferee of the Common Stock that is a non-U.S. citizen may not receive any return on its investment in shares it purportedly purchases or owns, as the case may be, and it may sustain a loss. The Company, in its discretion, is entitled to redeem all or any portion of such shares most recently acquired (as determined by its Board of Directors in accordance with guidelines that are set forth in its Restated Certificate of Incorporation), by non-U.S. citizens, in excess of such maximum permitted percentage for such class or series at a redemption price based on a fair market value formula that is set forth in the Company’s Restated Certificate of Incorporation, which may be paid in cash or promissory notes at the discretion of the Company. Such excess shares shall also not be accorded any voting, dividend or distribution rights until they have ceased to be excess shares, provided that they have not been already redeemed by the Company. As a result of these provisions, a purported stockholder who is a non-U.S. citizen may be required to sell its shares of Common Stock at an undesirable time or price and may not receive any return on its investment in such shares. Further, the Company may have to incur additional indebtedness, or use available cash (if any), to fund all or a portion of such redemption, in which case the Company’s financial condition may be materially weakened.

So that the Company may ensure its compliance with the Jones Act, its Restated Certificate of Incorporation permits it to require that owners of any shares of its capital stock provide confirmation of their citizenship. In the event that a person does not submit such documentation to the Company, its Restated Certificate of Incorporation provides the Company with certain remedies, including the suspension of the payment of dividends and distributions with respect to those shares into an escrow account. As a result of non-compliance with these provisions, an owner of the shares of the Company’s Common Stock may lose significant rights associated with those shares.

In addition to the risks described above, the foregoing foreign ownership restrictions could delay, defer or prevent a transaction or change in control that might involve a premium price for the Company’s Common Stock or otherwise be in the best interest of the Company’s stockholders.

If non-U.S. citizens own more than 22.5% of SEACOR’s Common Stock, the Company may not have the funds or the ability to redeem any excess shares and it could be forced to suspend its operations in the U.S. coastwise trade. SEACOR’s Restated Certificate of Incorporation contains provisions prohibiting ownership of its Common Stock by non-U.S. citizens, in the aggregate, in excess of 22.5% of such shares. In addition, the Restated Certificate of Incorporation permits the Company to redeem such excess shares. The per share redemption price may be paid, as determined by the Company’s Board of Directors, by cash or promissory notes. However, the Company may not be able to redeem such excess shares for cash because its operations may not have generated sufficient excess cash flow to fund such redemption. If, for any reason, the Company is unable to effect such a redemption when such ownership of shares by non-U.S. citizens is in excess of 25.0% of the Common Stock, or otherwise prevent non-U.S. citizens in the aggregate from owning shares in excess of 25.0% of any such class or series of the Company’s capital stock, or fail to exercise its redemption rights because it is unaware that such ownership exceeds such percentage, the Company will likely be unable to comply with the

Jones Act and will likely be required by the applicable governmental authorities to suspend its operations in the U.S. coastwise trade. Any such actions by governmental authorities would have a severely detrimental impact on the Company’s financial position and its results of operations.

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

Operational risks could disrupt operations and expose the Company to liability. The operation of offshore support vessels, tankers, roll-on/roll-off vessels, inland river towboats, tugs, helicopters, oil spill response vessels and barges is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure and collision. Additional risks to vessels include adverse sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company’s personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages, including loss of revenues from or termination of charter contracts, higher insurance rates, and damage to the Company’s reputation and customer relationships. In addition, the affected vessels or helicopters could be removed from service and would then not be available to generate revenues.

Operational risks related to Aviation Services including, but not limited to, safety issues with respect to certain helicopter models and equipment failure could adversely impact results of operations and in some instances, expose the Company to liability. Risks relating to the operation of helicopters include harsh weather and marine conditions, mechanical failures, crashes, and collisions, which may result in personal injury, loss of life, damage to property and equipment, and the suspension or reduction of operations. The Company’s aircraft have been involved in accidents in the past, some of which have included loss of life and property damage. The Company may experience similar accidents in the future. If the Company or other operators experience incidents with helicopter models that the Company operates or contract-leases, obligating the Company to take such helicopters out of service until the cause of the incidents is rectified, the Company would lose revenue and might lose customers. In addition, safety issues experienced by a particular model of helicopter could result in customers refusing to use a particular helicopter model or a regulatory body grounding that particular helicopter model. The value of the helicopter model might also be permanently reduced in the market if the model were to be considered less desirable for future service.

Helicopter operations involve risks that may not be covered by the Company’s insurance or the Company’s insurance may be inadequate to protect it from the liabilities that could arise. The operation of helicopters inherently involves a degree of risk. Hazards include adverse weather conditions, collisions, fire and mechanical failures, which may result in death or injury to personnel, damage to equipment, loss of operating revenues, contamination of cargo, pollution and other environmental damages and increased costs. The Company also is exposed to liabilities including aviation malfunctions and crashes, FAA and foreign aviation regulation compliance, including grounding certain aircraft, and environmental compliance. The Company also may be adversely affected by accidents involving aircraft that it does not own or operate, particularly if they involve the same model of aircraft as in the Company’s fleet. The Company carries insurance, including hull and liability, liability and war risk, general liability, workers’ compensation, and other insurance customary in the industry in which it operates. The Company also conducts training and safety programs to promote a safe working environment and minimize hazards. The Company’s insurance coverage is subject to deductibles and maximum coverage amounts. The Company’s insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. The amount of insurance coverage the Company is able to maintain may be inadequate to cover all potential liabilities or the total amount of insured claims and liabilities. The Company cannot assure that its existing insurance coverage can be renewed at commercially reasonable rates or that it will be possible to obtain insurance to protect against all of its operational risks and liabilities. Any material liability not covered by insurance or for which third-party indemnification is not available, would have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows.

Revenues from Aviation Services are dependent on flight hours, which are subject to adverse weather conditions and seasonality. A significant portion of the Company’s revenues from Aviation Services is dependent on actual flight hours. Prolonged periods of adverse weather, storms and the effect of fewer hours of daylight adversely impact Aviation Services. Winter months generally have more days of adverse weather conditions than the other months of the year, with poor visibility, high winds, heavy precipitation and fewer daylight hours, all of which adversely affect helicopter operations. In addition, June through November is tropical storm season in the U.S. Gulf of Mexico; during tropical storms, helicopters are unable to operate in the area of a storm. In addition, many of Aviation Services’ facilities are located along the U.S. Gulf of Mexico coast, and tropical storms may cause damage to its property.

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

The Company is subject to complex laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business. Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the manning, construction and operation of vessels significantly affect the Company’s operations. Many aspects of the marine industry are subject to extensive governmental regulation by the USCG, Occupational Safety and Health Administration (“OSHA”), the National Transportation Safety Board (“NTSB”) and the U.S. Customs and Border Protection, and to regulation by port states and class society organizations, such as the American Bureau of Shipping, as well as to international regulations from international treaties, such as the Safety of Life at Sea convention administered by port states and class societies. The USCG, OSHA and NTSB set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Customs and Boarder Protection and USCG are authorized to inspect vessels at will.

The Company’s business and operations are also subject to federal, state, local and international laws and regulations that control the discharge of oil and hazardous materials into the environment or otherwise relate to environmental protection and occupational safety and health. Compliance with such laws and regulations may require installation of costly equipment or operational changes, and the phase-out of certain product tankers. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of the Company’s operations. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject the Company to liability without regard to whether it was negligent or at fault. These laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, including charterers. Moreover, these laws and regulations could change in ways that substantially increase the Company’s costs. The Company cannot be certain that existing laws, regulations or standards, as currently interpreted or reinterpreted in the future, or future laws and regulations will not have a material adverse effect on its business, results of operations and financial condition. For more information, see Item 1. “Government Regulation – Environmental Compliance.”

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

A change in, or revocation of, National Response Corporation’s classification as an Oil Spill Removal Organization could result in a loss of business. The National Response Corporation (“NRC”) is classified by the USCG as an Oil Spill Removal Organization (“OSRO”). The USCG classifies OSROs based on their overall ability to respond to various types and sizes of oil spills. USCG-classified OSROs have a competitive advantage over non-classified service providers because customers of a classified OSRO may cite classified OSROs in their response plans in lieu of listing their oil spill response resources in filings with the USCG. A loss of NRC’s classification or changes in the requirements for classification could eliminate or diminish NRC’s ability to provide customers with this exemption. If this happens, Environmental Services could lose customers.

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

Inland River Services could experience variation in freight rates. Freight transportation rates may fluctuate as the volume of cargo and availability of barges change. The volume of freight transported on the Inland River Waterways may vary as a result of various factors, such as global economic conditions and business cycles, domestic and international agricultural production and demand, and foreign currency exchange rates. Barge participation in the industry can also vary year-to-year and is dependent on the number of barges built and retired from service. Extended periods of high barge availability and low cargo demand could adversely impact Inland River Services.

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

The Company’s global operations are subject to certain foreign currency, interest rate, fixed-income, equity and commodity price risks. The Company is exposed to certain foreign currency, interest rate, fixed-income, equity and commodity price risks. Some of these risks may be hedged, but fluctuations could impact the Company’s financial position and its results of operations. The Company has, and anticipates that it will continue to have, contracts denominated in foreign currencies. It is often not practicable for the Company to effectively hedge the entire risk of significant changes in currency rates during a contract period. The Company’s financial position and its results of operations have been negatively impacted for certain periods and positively impacted for other periods, and may continue to be affected to a material extent by the impact of foreign currency exchange rate fluctuations. The Company’s financial position and its results of operations may also be affected by the cost of hedging activities that the Company undertakes. The Company holds a large proportion of its net assets in cash equivalents and short-term investments, including a variety of public and private debt and equity instruments. Such investments subject the Company to risks generally inherent in the capital markets. Given the relatively high proportion of the Company’s liquid assets relative to its overall size, its financial position and its results of operations may be materially affected by the results of the Company’s capital management and investment activities and the risks associated with those activities. Volatility in the financial markets and overall economic uncertainty also increase the risk that the actual amounts realized in the future on the Company’s debt and equity instruments could differ significantly from the fair values currently assigned to them. In addition, changes in interest rates may have an adverse impact on the Company’s financial position and its results of operations.

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

Commodity Trading and Logistics’ risk management strategies may not be effective. Commodity Trading and Logistics’ business is affected by counterparty risk including non-performance by suppliers, vendors and counterparties, fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates. Although Commodity Trading and Logistics may engage in hedging transactions to manage these risks, such transactions may not be successful in mitigating its exposure to these fluctuations and may adversely affect operating results.

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

A Violation of the Foreign Corrupt Practices Act may adversely affect the Company’s business and operations. In order to effectively compete in certain foreign jurisdictions, the Company seeks to establish joint ventures with local operators or strategic partners. As a U.S. corporation, the Company is subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. The Company has adopted stringent procedures to enforce compliance with the FCPA, but it may be held liable for actions taken by its strategic or local partners even though these partners may not be subject to the FCPA. Any determination that the Company has violated the FCPA could have a material adverse effect on its business and results of operations.

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

Ineffective Internal Controls could impact the Company’s Business and Operating Results: The Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed and the company could fail to meet its financial reporting obligations.

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

On June 12, 2009, a purported civil class action was filed against the Company, Era Group Inc., Era Helicopters LLC and three other defendants (collectively, the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D. Del.). The Complaint alleges that the Defendants violated federal antitrust law by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages. The Company believes that the claims set forth in the Complaint are without merit and intends to vigorously defend the action. On September 4, 2009, the Defendants filed a motion to dismiss the Complaint. On September 14, 2010, the Court entered an order dismissing the Complaint. On September 28, 2010, the plaintiffs filed a motion for reconsideration and amendment and a motion for re-argument (the “Motions”). On November 30, 2010, the Court granted the Motions, amended the Court’s September 14, 2010 Order to clarify that the dismissal was without prejudice, permitted the filing of an Amended Complaint, and authorized limited discovery with respect to the new allegations in the Amended Complaint. Following the completion of such limited discovery, on

February 11, 2011, the Defendants filed a motion for summary judgment to dismiss the Amended Complaint with prejudice. On June 23, 2011, the Court granted summary judgment for the Defendants. On July 22, 2011, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit. On August 9, 2011, Defendants moved for certain excessive costs, expenses, and attorneys’ fees under 28 U.S.C. § 1927. That motion is fully briefed and a decision is pending. On October 11, 2011, the plaintiffs filed their opening appeal brief with the U.S. Court of Appeals for the Third Circuit. That motion is fully briefed and oral argument is calendared for March 20, 2012. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and will continue to vigorously defend the action.

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.) (the “Robin Case”), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179 (“MDL”). The complaint seeks compensatory, punitive, exemplary, and other damages. In response to this lawsuit, the Company filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire. Pursuant to the Limitation of Liability Act, those petitions imposed an automatic stay on the Robin Case, and the court set a deadline of April 20, 2011 for individual claimants to assert claims in the limitation cases. Approximately 66 claims were submitted by the deadline in all of the limitation actions. On June 8, 2011, the Company moved to dismiss these claims (with the exception of one claim filed by a Company employee) on various legal grounds. On October 12, 2011, the Court granted the Company’s motion to dismiss in its entirety, dismissing with prejudice all claims that had been filed against the Company in the limitation actions (with the exception of one claim filed by a Company employee that was not subject to the motion to dismiss). The Court entered final judgments in favor of the Company in the Robin case and each of the limitation actions on November 21, 2011. On December 12, 2011, the claimants appealed each of those judgments to the Unites States Court of Appeals for the Fifth Circuit. A briefing schedule for the appeals has not yet been established. The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and will continue to vigorously defend the action.

On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by O’Brien’s Response Management Inc. (“O’Brien’s”), a subsidiary of SEACOR. The action now is part of the overall MDL. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP’s Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experience injuries similar to Mr. Wunstell. The Company believes this lawsuit has no merit and will seek its dismissal. Pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend O’Brien’s in connection with the Wunstell Action and claims asserted in the MDL.

On December 15, 2010, SEACOR subsidiaries O’Brien’s and National Response Corporation (“NRC”) were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The master complaint naming O’Brien’s and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against its subsidiaries in the master complaint have no merit and on February 28, 2011, O’Brien’s and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that O’Brien’s and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that O’Brien’s and NRC advanced and has directed O’Brien’s and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. A schedule for such limited discovery and future motion practice has been established by the Court and currently contemplates that O’Brien’s and NRC will file motions re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. Finally, the Court stated that the plaintiffs could file an amended master complaint and the plaintiffs have indicated that they intend to do so. In addition to the indemnity provided to O’Brien’s, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend O’Brien’s and NRC in connection with these claims in the MDL.

Subsequent to the filing of the referenced master complaint, four additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, O’Brien’s and/or NRC as defendants and are part of the overall MDL. On April 8, 2011, O’Brien’s was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, O’Brien’s and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, O’Brien’s and NRC were named as defendants in Thomas Edward Black v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against O’Brien’s and NRC (and the other defendants). By court order, all four of these additional individual cases have been stayed as a result of the filing of the referenced master complaint. The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and does not expect this matter will have a material effect on the Company’s consolidated financial position or its results of operations.

On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named O’Brien’s and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean’s own Limitation of Liability Act action, which is part of the overall MDL, tendering to O’Brien’s and NRC the claims in the referenced master complaint that have already been asserted against O’Brien’s and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P., and Weatherford International, Inc. have also filed cross-claims against O’Brien’s and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean’s Limitation of Liability Act action and O’Brien’s and NRC have asserted counterclaims against those same parties for identical relief. As provided above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect this matter will have a material effect on the Company’s consolidated financial position or its results of operations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of SEACOR serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of SEACOR as of December 31, 2011 were as follows:

Name	Age	Position
Charles Fabrikant	67	Chairman of the Board and an officer and director of SEACOR and several of its subsidiaries. Effective September 2010, Mr. Fabrikant resigned as President and Chief Executive Officer of the Company and was designated Executive Chairman of the Board. Mr. Fabrikant is a Director of Diamond Offshore Drilling, Inc., a contract oil and gas driller, and Hawker Pacific Airservices, Limited, an aviation sales product support company. In addition, he is President of Fabrikant International Corporation, a privately owned corporation engaged in marine investments. Fabrikant International Corporation may be deemed an affiliate of SEACOR.
Oivind Lorentzen	61	Chief Executive Officer since September 2010. From June 1990 to September 2010, Mr. Lorentzen was President of Northern Navigation America, Inc., an investment management and ship-owning agency company concentrating in specialized marine transportation and ship finance. Mr. Lorentzen is also a director of Genessee & Wyoming Inc., an owner of short line and regional freight railroads and a director of Blue Danube, Inc., an inland marine service provider.
Dick Fagerstal	51	Senior Vice President, Corporate Development and Finance of SEACOR since February 2003. Mr. Fagerstal served as Treasurer from May 2000 to November 2008. From August 1997 to February 2003, he served as Vice President of Finance. In addition, Mr. Fagerstal is an officer and director of certain SEACOR subsidiaries.
Paul Robinson	44	Senior Vice President, General Counsel and Corporate Secretary of SEACOR since November 2007. From 1999 through June 2007, Mr. Robinson held various positions at Comverse Technology, Inc., including Chief Operating Officer, Executive Vice President, General Counsel and Corporate Secretary. In addition, Mr. Robinson is an officer and director of certain SEACOR subsidiaries.
Richard Ryan	57	Senior Vice President of SEACOR since November 2005 and, from September 2005 to November 2005, was Vice President. Mr. Ryan has been Chief Financial Officer since September 2005. From December 1996, when he joined SEACOR, until June 2002, Mr. Ryan was International Controller and, from July 2002 until becoming Chief Financial Officer, served as Managing Director of SEACOR Marine (International) Ltd. In addition, Mr. Ryan is an officer and director of certain SEACOR subsidiaries.
Matthew Cenac	46	Vice President and Chief Accounting Officer of SEACOR since September 2005. From June 2003 to August 2005, Mr. Cenac was Corporate Controller of SEACOR. In addition, Mr. Cenac is an officer and director of certain SEACOR subsidiaries.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

SEACOR’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “CKH.” Set forth in the table below for the periods presented are the high and low sale prices for SEACOR’s Common Stock.

	HIGH	LOW
Fiscal Year Ending December 31, 2012:
First Quarter (through February 17, 2012)	$99.24	$85.88
Fiscal Year Ending December 31, 2011:
First Quarter	$113.20	$90.74
Second Quarter	$101.25	$91.17
Third Quarter	$109.50	$80.03
Fourth Quarter	$91.63	$75.04
Fiscal Year Ending December 31, 2010:
First Quarter	$81.79	$69.88
Second Quarter	$92.23	$67.01
Third Quarter	$88.09	$68.39
Fourth Quarter	$116.00	$82.39

As of February 17, 2012, there were 926 holders of record of Common Stock.

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

Performance Graph

Set forth in the graph below is a comparison of the cumulative total return that a hypothetical investor would have earned assuming the investment of $100 over the five-year period commencing on December 31, 2006 in (i) the Common Stock of the Company, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the Simmons Offshore Transportation Services Index, an index of oil service companies published by Simmons and Company International Limited (the “Simmons Peer Index”).

	December 31,
	2006	2007	2008	2009	2010	2011
Company(1)	100	94	64	77	117	103
S&P 500(1)	100	105	66	84	97	99
Simmons Peer Index(2)	100	123	59	87	102	98

(1)	Assumes the reinvestment of dividends.

(2)	Simmons Peer Index is calculated as a simple average percentage in share prices and includes the following companies: Bourbon S.A., Bristow Group Inc., PHI Inc., Tidewater Inc., GulfMark Offshore, Inc., Kirby Corporation, Hornbeck Offshore Services, Inc., Solstad Offshore ASA, Farstad Shipping ASA, DOF ASA, Dockwise Ltd., and SEACOR Holdings Inc.

Issuer Repurchases of Equity Securities

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the years ended December 31, 2011, 2010 and 2009, the Company acquired for treasury 843,400, 1,811,700 and 606,576 shares of Common Stock, respectively, for an aggregate purchase price of $71.3 million, $137.1 million and $45.9 million, respectively. As of December 31, 2011, SEACOR had authorization to repurchase $41.8 million of Common Stock. On January 18, 2012, SEACOR’s Board of Directors increased the repurchase authority to $150.0 million.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(2)
10/01/11 – 10/31/11	—	$—	—	$113,024,228
11/01/11 – 11/30/11	327,900	$82.33	—	$86,028,513
12/01/11 – 12/31/11	515,500	$85.84	—	$41,776,640

(1)	Excludes commissions of $42,545 or $0.05 per share.

(2)	Since February 1997, SEACOR’s Board of Directors has authorized the repurchase of Common Stock, certain debt or a combination thereof. From time to time thereafter, and most recently on January 18, 2012, SEACOR’s Board of Directors increased the authority to repurchase Common Stock.

Sale of Unregistered Equity Securities

In preparing this Annual Report on Form 10-K, the Company discovered that it had inadvertently failed to file with the Securities and Exchange Commission a registration statement relating to shares of Common Stock issuable under the SEACOR Holdings Inc. 2009 Employee Stock Purchase Plan (the “2009 ESPP”). Consequently, the Company inadvertently sold unregistered shares to employees: 19,017 shares on August 31, 2010 at $66.54 per share ($1,265,391); 30,151 shares on February 28, 2011 at $55.46 per share ($1,672,174); and 17,225 shares on August 31, 2011 at $75.43 per share ($1,299,282). Of these, the Company believes that it is able to rely upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, with respect to 1,364 shares sold on August 31, 2010, 5,340 shares sold on February 28, 2011, and 201 shares sold on August 31, 2011. On February 23, 2012, the Company filed a registration statement on Form S-8 to register future transactions under the 2009 ESPP. The Company has implemented monitoring and reporting procedures to ensure that in the future the Company timely meets its registration obligations with respect to these and other employee benefit plans.

The failure to file the registration statement noted above was inadvertent, and the Company has always treated the shares issued under the 2009 ESPP as issued and outstanding for financial reporting purposes. Consequently, the unregistered transactions do not represent any additional dilution. The Company believes it has always provided the employee-participants in the plan with the same information they would have received had the registration statement been filed. Nonetheless, the Company may be subject to civil and other penalties by regulatory authorities as a result of the failure to register. Certain purchasers of shares in the unregistered transactions may have the right to rescind their purchases for an amount equal to the purchase price for the shares (or if the shares have been disposed of, to receive damages with respect to any loss on such disposition) plus interest from the date of purchase.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
Operating Revenues:
Offshore Marine Services	$376,788	$515,856	$562,291	$708,728	$692,418
Aviation Services	258,148	235,366	235,667	248,627	215,039
Inland River Services	187,657	161,697	155,098	144,022	121,248
Marine Transportation Services	93,136	76,163	92,866	114,028	116,037
Environmental Services	211,636	874,393	145,767	168,030	156,826
Commodity Trading and Logistics(1)	955,688	741,896	472,575	208,264	9,600
Other(2)	69,928	72,835	64,354	72,881	50,032
Eliminations and Corporate	(11,039)	(28,838)	(17,280)	(8,624)	(1,970)

	$2,141,942	$2,649,368	$1,711,338	$1,655,956	$1,359,230

Operating Income	$123,334	$408,371	$231,827	$342,689	$347,775

Other Income (Expenses):
Net interest expense	$(27,489)	$(35,068)	$(54,577)	$(40,028)	$(11,813)
Other(3)	(42,451)	176	37,764	15,265	7,860

	$(69,940)	$(34,892)	$(16,813)	$(24,763)	$(3,953)

Net Income attributable to SEACOR Holdings Inc.	$41,056	$244,724	$143,810	$218,543	$236,819

Earnings Per Common Share of SEACOR Holdings Inc.:
Basic	$1.94	$11.43	$7.21	$10.46	$10.06
Diluted	1.91	11.25	6.57	9.25	9.04
Statement of Cash Flows Data – provided by (used in):
Operating activities	$206,587	$399,417	$297,618	$291,624	$386,901
Investing activities	(331,956)	19,228	(101,700)	(246,424)	(109,019)
Financing activities	220,983	(506,511)	(6,327)	(298,460)	(247,240)
Effects of exchange rate changes on cash and cash equivalents	1,959	(8,010)	871	(8,603)	697
Capital Expenditures	(332,312)	(250,626)	(180,024)	(428,478)	(537,608)
Balance Sheet Data (at period end):
Cash and cash equivalents, restricted cash, marketable securities and Title XI and construction reserve funds	$815,754	$853,973	$857,807	$655,803	$1,001,721
Total assets	3,928,134	3,760,389	3,723,619	3,459,654	3,566,445
Long-term debt and capital lease obligations, less current portion	998,518	702,920	755,328	903,374	904,595
Total SEACOR Holdings Inc. stockholders’ equity	1,789,607	1,787,237	1,957,262	1,630,150	1,641,940

(1)	Commodity Trading and Logistics commenced operations in March 2007.

(2)	Other primarily includes the operations of Harbor and Offshore Towing Services.

(3)	Other principally includes gains and losses from debt extinguishment, marketable security, derivative and foreign currency transactions.

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the three years in the period ended December 31, 2011, and its financial condition as of December 31, 2011. Except for the historical information contained herein, this Annual Report on Form 10-K and other written and oral statements that the Company makes from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. Among the factors that could cause actual results to differ materially are those discussed in “Risks, Uncertainties and Other Factors That May Affect Future Results” in Item 1A of this Annual Report on Form 10-K. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes to its consolidated financial statements included in Part IV of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SEACOR and its subsidiaries are in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas, industrial aviation and marine transportation industries. The Company conducts its activities in six primary business segments:

Offshore Marine Services operates a diversified fleet of offshore support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. On December 22, 2011, Offshore Marine Services acquired a controlling interest in a European based operator of a fleet of wind farm utility vessels operating in the main offshore wind markets of Europe.

Aviation Services operates and contract-leases helicopters that provide transportation services supporting offshore oil and gas activities primarily in the United States, air medical services to hospitals in the United States, and international contract-leasing activities.

Inland River Services is primarily engaged in dry and liquid cargo transportation on the U.S. Inland River Waterways and the Gulf Intracoastal Waterways for a range of agricultural and industrial products.

Marine Transportation Services operates a fleet of U.S.-flag product tankers carrying petroleum, crude oil and chemical products in the U.S. coastwise trade and a fleet of Roll-On/Roll-Off vessels providing cargo transportation services to and from ports in Florida, the Bahamas and the Caribbean.

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

To manage capital successfully over time, the Company continually assesses its asset portfolio and pursues opportunities to realize value from its assets by shifting their operation to other markets or trading them when circumstances warrant. The Company actively leases-out and leases-in, and buys and sells equipment in the ordinary course of its business. It also designs, orders, builds, upgrades, operates or re-sells newly constructed equipment. The Company typically pursues a strategy of shedding older assets while adjusting its asset mix. The Company also leases assets to other operators and sells assets to financial lessors and leases them back for varying periods of time. The Company believes that maintaining significant liquidity is an important factor that will enable it to take advantage of opportunities as they arise.

In recent years, the Company has sought to create balance in its businesses and broaden its asset base by investing outside the oil and gas industry in barges, ships tugs and wind farm utility vessels, and by looking for opportunities to engage in logistics support for movement of agricultural and energy commodities.

The Company is exploring opportunities to extend its industrial aviation activities through investments in sales, marketing and distribution of aircraft and specialized parts and services, maintenance and repair facilities and fixed base operations. In addition, the Company continues to look to expand in the Chinese and Indian markets.

The Company believes that demand for its barges, tankers, tugs and wind farm utility vessels is, in part, linked to different factors than those that drive demand for offshore oil and gas exploration and development. In addition, for barges and tankers, contracts can sometimes be secured with longer terms than those typically available for offshore marine and helicopter services. The expectation is that over time this strategy of diversification will provide better returns on capital than could be achieved by restricting investment to one specific, highly cyclical, asset class such as vessels supporting offshore oil and gas activity. The Company believes this strategy will afford more opportunities to use capital efficiently, create greater stability of earnings and allow improved margins due to operational synergies that in turn, should yield a lower cost of capital, more sustainable cash flows and increased profitability.

Deepwater Horizon Oil Spill Response

The Company’s operating results for the years ended December 31, 2011 and 2010, were impacted by oil spill response activities relating to the BP Macondo well incident in the U.S. Gulf of Mexico following the sinking of the semi-submersible drilling rig Deepwater Horizon in April 2010 (the “Oil Spill Response”). The impact was material to operating income recorded in both years. In 2010, at the height of the Oil Spill Response, four of the Company’s business segments were actively providing support. Environmental Services provided (i) equipment and people to support clean-up activities on-shore, (ii) professional assistance, consulting services and software systems in support of incident management activities at various strategic locations, and (iii) assistance in the provision of manpower for clean-up operations throughout the region. Offshore Marine Services provided (i) vessels for a variety of functions including vessel decontamination, skimming, lightering, offshore traffic control and accommodation, and (ii) technical and video equipment on vessels engaged in the response to allow for instant tracking of assets and surveillance of operations. Aviation Services provided (i) helicopters for air support to U.S. Coast Guard observers undertaking oil spotting and assessment missions, (ii) transportation for various other officials requiring overflights to assess the response and recovery efforts, and (iii) a flight tracking system to monitor the movement of all marine and aviation assets involved in the response. Harbor and Offshore Towing Services provided tugs engaged in the decontamination of vessels transiting the region. Oil Spill Response activity has continued to significantly diminish since December 31, 2010. During 2011, the Company’s involvement primarily consisted of limited professional services provided by O’Brien’s Response Management Inc., which is part of the Company’s Environmental Services business segment.

As an active participant in the Oil Spill Response, the Company has been named in individual and class action litigations involving environmental damage, business and personal injury claims that may result in financial exposure. For additional information, see “Item 3. Legal Proceedings” included in Part I of this Annual Report on Form 10-K.

In reaction to the Deepwater Horizon/BP Macondo well incident, the U.S. Department of the Interior issued an order on May 28, 2010 imposing a six month moratorium on all offshore deepwater drilling projects. A preliminary injunction was issued on June 22, 2010 blocking enforcement of the moratorium; however, the U.S. Department of Interior issued a new moratorium on July 12, 2010 which was lifted on October 12, 2010. The U.S. Department of Interior has also implemented additional safety and certification requirements for drilling activities, imposed additional requirements for the approval of development and production activities, and delayed the approval of applications to drill in both deepwater and shallow-water areas. The Company’s results, in particular those of its Offshore Marine Services and Aviation Services segments, have been adversely impacted as a consequence of reduced drilling activities in the U.S. Gulf of Mexico. For additional information, see “Item 1A. Risk Factors” included in Part I of this Annual Report on Form 10-K.

Consolidated Results of Operations

Consolidated financial data for segment and geographic areas is reported in Part IV “Note 16. Major Customers and Segment Information” of this Annual Report on Form 10-K.

Offshore Marine Services

The market for offshore oil and gas drilling has historically been cyclical. Demand tends to be linked to the price of oil and gas and those prices tend to fluctuate based on many factors, including global economic activity and levels of reserves. Price levels for oil and gas can in themselves influence demand. In addition to the price of oil and gas, the availability of acreage, local tax incentives or disincentives, and requirements for maintaining interests in leases affect activity in the oil and gas industry. The cyclicality of the market is further exacerbated by the tendency in the industry to order capital assets as demand grows, often resulting in new capacity becoming available just as demand for oil and gas is peaking and activity is about to decline.

Offshore market conditions continued to be weak during 2011. For the majority of 2011, activity in the U.S. Gulf of Mexico market continued to be significantly impacted by the aftermath of the Deepwater Horizon incident in April 2010. Revised procedures for obtaining drilling permits issued by the Bureau of Safety and Environmental Enforcement (“BSEE”), (formerly the Bureau of Ocean Energy Management) resulted in limited demand throughout the year. Although activity levels improved during the final quarter when Offshore Marine Services’ vessels and those of its competitors began returning to work, average day rates are below 2007-2008 levels. Margins are further pressured by escalating operating costs, in particular the market for qualified and experienced crew has become more competitive resulting in higher wage rates. Operators are struggling to man reactivated vessels and to meet customer requirements for higher qualified personnel. The Company expects to see a continuation of the upward trends in activity levels and wage pressures during 2012. In international markets, the delivery of newly built vessels during 2011 has created a situation of oversupply in the North Sea, Asia, Middle East and West Africa regions, which is expected to continue during 2012.

Over the last several years, Offshore Marine Services has disposed of its old generation equipment while taking delivery of new vessels specifically designed to meet the changing requirements of the market. Since December 31, 2005, the average age of the fleet, excluding standby safety and wind farm utility vessels, has been reduced from 16 years to 11 years as of December 31, 2011. Offshore Marine Services enters 2012 with an increased order book for new equipment and believes its diverse fleet and broad geographical distribution of vessels will assist in weathering the effects of an industry downturn. The Company’s strong financial position should enable Offshore Marine Services to capitalize on opportunities as they develop for purchasing, mobilizing or upgrading vessels to meet changing market conditions.

As of December 31, 2011, in addition to its existing fleet, Offshore Marine Services had new construction projects in progress including one U.S.-flag, DP-2 AHTS vessel scheduled for delivery in the second quarter of 2012; two foreign-flag, DP-3 catamarans scheduled for delivery in the first and third quarters of 2013; two U.S.-flag, DP-2 FSVs scheduled for delivery between the first and third quarters of 2014; two foreign-flag supply vessels scheduled for delivery between the first and second quarters of 2012 and one foreign-flag wind farm utility vessel scheduled for delivery in the second quarter of 2012. Subsequent to December 31, 2011 Offshore Marine Services placed a firm order for the construction of four U.S.-flag, DP-2 supply vessels for delivery between the third quarter of 2013 and first quarter of 2015.

On December 22, 2011, Offshore Marine Services acquired a controlling interest in a business that owns and operates vessels primarily used to move personnel and supplies to offshore wind turbines. The Company believes this investment represents an opportunity to diversify its portfolio by providing marine services to non-oil and gas related energy development while leveraging off its existing shore-based infrastructure in Europe, which currently supports standby safety operations in the North Sea.

Subsequent to December 31, 2011, the Company reached an agreement to acquire 18 lift boats from Superior Energy Services, LLC and affiliates for $134.0 million plus a to be determined amount for working capital. The agreement is subject to certain conditions, including regulatory approval, and is expected to be completed prior to the end of the second quarter of 2012.

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

The aggregate cost of Offshore Marine Services’ operations depends primarily on the size and asset mix of the fleet. Offshore Marine Services’ operating costs and expenses are grouped into the following categories:

•	personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);

•	repairs and maintenance (primarily routine repairs and maintenance and main engine overhauls which are performed in accordance with planned maintenance programs);

•	drydocking (primarily the cost of regulatory drydockings performed in accordance with applicable regulations);

•	insurance and loss reserves (primarily the cost of Hull and Machinery and Protection and Indemnity insurance premiums and loss deductibles);

•	fuel, lubes and supplies;

•	leased-in equipment (includes the cost of leasing vessels from lessors under bareboat charter arrangements and leasing equipment employed on vessels);

•	brokered vessel activity (the cost of chartering-in third party vessels under time charter arrangements to fulfill a customer requirement that cannot be filled by a vessel in the Company’s fleet); and

•	other (communication costs, expenses incurred in mobilizing vessels between geographic regions, third party ship management fees, freight expenses, customs and importation duties, and other).

The Company expenses drydocking, engine overhaul and vessel mobilization costs as incurred. If a disproportionate number of drydockings, overhauls or mobilizations are undertaken in a particular fiscal year or quarter, operating expenses may vary significantly when compared with the prior year or prior quarter.

Results of Operations

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States, primarily U.S Gulf of Mexico	117,912	31	242,874	47	207,455	37
Africa, primarily West Africa	64,619	17	78,363	15	109,428	19
Middle East	46,590	13	51,408	10	78,205	14
Brazil, Mexico, Central and South America	57,659	15	49,694	10	68,244	12
Europe, primarily North Sea	74,663	20	66,861	13	66,956	12
Asia	15,345	4	26,656	5	32,003	6

	376,788	100	515,856	100	562,291	100

Costs and Expenses:
Operating:
Personnel	137,529	36	152,660	30	147,717	26
Repairs and maintenance	38,167	10	46,698	9	51,215	9
Drydocking	13,806	4	20,318	4	13,615	2
Insurance and loss reserves	12,972	3	14,587	3	15,761	3
Fuel, lubes and supplies	24,825	7	24,252	4	26,084	5
Leased-in equipment	18,114	5	15,609	3	12,470	2
Brokered vessel activity	3,262	1	12,218	2	26,503	5
Other	20,528	5	23,245	5	16,270	3

	269,203	71	309,587	60	309,635	55
Administrative and general	47,201	13	50,795	10	47,031	8
Depreciation and amortization	48,477	13	51,760	10	54,869	10

	364,881	97	412,142	80	411,535	73

Gains on Asset Dispositions and Impairments, Net	14,661	4	29,474	6	22,490	4

Operating Income	26,568	7	133,188	26	173,246	31

Other Income (Expense):
Derivative losses, net	—	—	—	—	(175)	—
Foreign currency gains (losses), net	(3,102)	(1)	1,622	—	2,451	—
Other, net	278	—	1	—	182	—
Equity in Earnings of 50% or Less Owned Companies	9,189	3	9,306	2	9,867	2

Segment Profit	32,933	9	144,117	28	185,571	33

Operating Revenues by Type. The table below sets forth, for the years indicated, operating revenues earned by type.

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	109,005	29	223,363	43	199,581	35
Africa, primarily West Africa	59,465	16	63,273	12	93,471	17
Middle East	36,608	10	40,353	8	54,447	10
Brazil, Mexico, Central and South America	51,039	14	41,904	8	49,724	9
Europe, primarily North Sea	74,501	20	66,784	13	66,683	12
Asia	14,354	3	19,461	4	31,112	5

Total time charter	344,972	92	455,138	88	495,018	88
Bareboat charter	1,050	—	6,966	2	7,829	1
Brokered vessel activity	4,219	1	16,207	3	30,753	6
Other marine services	26,547	7	37,545	7	28,691	5

	376,788	100	515,856	100	562,291	100

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

	2011	2010	2009	Q4 2011	Q4 2010
Rates Per Day Worked:
Anchor handling towing supply	$28,874	$36,375	$37,904	$27,187	$27,689
Crew	6,712	6,580	7,366	7,166	6,541
Mini-supply	7,670	8,527	6,422	7,948	6,276
Standby safety	9,159	8,394	8,457	9,254	8,806
Supply	14,632	14,567	15,271	15,755	14,087
Towing supply	9,368	11,092	12,002	8,497	10,904
Specialty	11,753	6,987	13,185	17,845	6,269
Overall Average Rates Per Day Worked	11,234	12,499	12,223	12,187	10,646
Utilization:
Anchor handling towing supply	52%	72%	63%	70%	53%
Crew	72%	72%	67%	78%	67%
Mini-supply	80%	65%	60%	96%	51%
Standby safety	88%	89%	90%	90%	89%
Supply	73%	77%	77%	82%	65%
Towing supply	48%	75%	90%	44%	68%
Specialty	64%	75%	87%	70%	86%
Overall Fleet Utilization	72%	75%	73%	80%	69%
Available Days:
Anchor handling towing supply	6,205	6,755	6,474	1,564	1,641
Crew	14,708	17,897	23,391	3,418	4,327
Mini-supply	2,795	3,933	4,755	644	930
Standby Safety	9,288	8,982	8,760	2,355	2,300
Supply	6,685	6,926	7,202	1,798	1,739
Towing supply	1,771	2,612	3,346	368	552
Specialty	1,265	1,273	1,588	276	306

Overall Fleet Available Days	42,717	48,378	55,516	10,423	11,795

2011 compared with 2010

Operating Revenues. Operating revenues were $139.1 million lower for the year ended December 31, 2011 compared with the year ended December 31, 2010.

Time charter revenues were $110.2 million lower. Overall fleet utilization was 72% compared with 75%. The number of days available for charter was 42,717 compared with 48,378, a reduction of 5,661 days or 12%, due to net fleet dispositions, including the return of one and seven vessels to leasing companies in 2011 and 2010, respectively. Overall average day rates were $11,234 per day compared with $12,499 per day, a decrease of $1,265 per day or 10%. In overall terms, time charter revenues decreased by $50.3 million due to reduced fleet utilization, $27.1 million due to lower average day rates, $26.1 million due to net fleet dispositions, and $9.1 million due to vessel mobilizations and other changes in fleet mix. In overall terms, the impact of favorable changes in currency exchange rates increased time charter revenues by $2.4 million.

In the U.S. Gulf of Mexico, time charter revenues were $114.4 million lower primarily due to softer market conditions attributable to a slowdown in the issuance of drilling permits by the BSEE in the aftermath of the Deepwater Horizon oil spill. During 2010, Offshore Marine Services had as many as 22 vessels supporting the Oil Spill Response activities, which contributed $90.3 million of time charter revenues. In overall terms, time charter revenues decreased by $43.5 million due to reduced fleet utilization, $26.2 million due to lower average day rates, $28.7 million due to vessel mobilizations, and $16.0 million due to net fleet dispositions and other changes in fleet mix. As of December 31, 2011, the Company had four vessels cold-stacked in this region compared with 13 as of December 31, 2010.

In Africa, time charter revenues were $3.8 million lower. Time charter revenues decreased by $7.1 million due to net fleet dispositions, $4.7 million due to out-of-service time for one vessel undergoing conversion to a safety standby configuration, and $6.1 million due to lower average day rates and decreased utilization attributable to softer market conditions. Vessels that mobilized into the region contributed time charter revenues of $14.1 million.

In the Middle East, time charter revenues were $3.7 million lower. Net fleet dispositions and vessel mobilizations to other geographic regions reduced time charter revenues by $4.4 million. Higher average day rates and improved utilization increased time charter revenues by $0.7 million.

In Brazil, Mexico, Central and South America, time charter revenues were $9.1 million higher. Vessels that mobilized into the region, including those chartered in from third parties, contributed time charter revenues of $13.4 million and higher average day rates increased time charter revenues by $3.2 million. Fleet dispositions and more off-hire time attributable to softer market conditions reduced time charter revenues by $4.1 million and $3.4 million, respectively.

In Europe, time charter revenues were $7.7 million higher. The commencement of a new charter for a vessel, which mobilized into the region contributed additional time charter revenues of $4.1 million. Higher average day rates and a strengthening in the pound sterling against the U.S. dollar combined to further increase time charter revenues by $5.1 million. Additional off-hire time, primarily attributable to routine maintenance and repairs, and fleet dispositions reduced time charter revenues by $1.3 million and $0.2 million, respectively.

In Asia, time charter revenues were $5.1 million lower, of which $3.5 million due to reduced fleet utilization and lower average day rates and $1.6 million was due to fleet dispositions, vessel mobilizations and other changes in fleet mix.

Revenues from brokered vessel activity were $12.0 million lower due to reduced activity in the Middle East and West Africa. Other marine services revenues were $11.0 million lower primarily due to the conclusion of services provided in connection with the Oil Spill Response during 2010.

Operating Expenses. Operating expenses were $40.4 million lower for the year ended December 31, 2011 compared with the year ended December 31, 2010. Operating expenses were $11.9 million lower due to net fleet dispositions, $9.0 million lower due to reduced brokered vessel activity in the Middle East and West Africa, and $7.4 million lower as a result of services provided in connection with the Oil Spill Response during 2010. In addition, personnel costs in 2010 included a $7.8 million expense for the Company’s share of an additional funding deficit in the United Kingdom Merchant Navy Officers’ Pension Fund and $3.3 million expense for the settlement of litigation. Drydocking expenses decreased by $6.5 million primarily due to a reduction in drydocking activity in West Africa. Leased-in equipment expenses were $2.5 million higher primarily due to the charter-in of two vessels operating in Brazil, Mexico, Central and South America, partially offset by the impact of seven vessels being returned to their owners during 2010.

Administrative and general. Administrative and general expenses were $3.6 million lower for the year ended December 31, 2011 compared with the year ended December 31, 2010. The decrease was primarily due to reduced management compensation and benefits and lower legal and professional fees.

Gains on Asset Dispositions and Impairments, Net. During 2011, the Company sold eleven offshore support vessels and other equipment for net proceeds of $59.7 million and gains of $26.1 million, of which $13.8 million was recognized currently and $12.3 million was deferred. In addition, the company recognized previously deferred gains of $0.9 million. During 2010, the Company sold eight offshore support vessels and other equipment and received insurance proceeds related to the nationalization of one of its offshore support vessels and the total constructive loss of another offshore support vessel under construction. The Company received net proceeds of $144.0 million on the disposition of these assets, including the insurance proceeds, and had gains of $32.6 million, of which $24.0 million was recognized currently and $8.6 million was deferred. In addition, the company recognized previously deferred gains of $5.5 million in 2010.

Operating Income. Excluding the impact of gains on asset dispositions and impairments and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 3% in 2011 compared with 20% in 2010. The decrease was primarily attributable to the reduction in operating revenues noted above.

Equity in Earnings of 50% or Less Owned Companies, Net of Tax. During the year ended December 31, 2011, Offshore Marine Services’ Mexican joint venture executed a business reorganization plan and issued an additional equity interest to an unrelated third party. Subsequent to the reorganization and issuance of the additional equity interest, the Company recognized an $8.4 million gain, net of tax. This gain was offset by lower results from another joint venture due to its vessel being cold-stacked at the end of 2010.

2010 compared with 2009

Operating Revenues. Operating revenues were $46.4 million lower for the year ended December 31, 2010 compared with the year ended December 31, 2009.

Time charter revenues were $39.9 million lower. Overall fleet utilization was 75% compared with 73%. The number of days available for charter was 48,378 compared with 55,516, a reduction of 7,138 days or 13%, due to net fleet dispositions and termination of leases, which resulted in returning to lessors seven and eleven vessels operating in the U.S Gulf of Mexico in 2010 and 2009, respectively. Overall average day rates were $12,499 per day compared with $12,223 per day, an increase of $276 per day or 2%. Net fleet dispositions reduced time charter revenues by $37.3 million while changes in utilization, average day rates, the impact of vessels mobilizing between geographic regions and other changes in fleet mix combined to reduce time charter revenues by $1.8 million. In overall terms, the impact of unfavorable changes in currency exchange rates decreased time charter revenues by $0.8 million.

In the U.S. Gulf of Mexico, time charter revenues were $23.8 million higher primarily as a result of demand for vessels in support of the Oil Spill Response. During 2010, Offshore Marine Services had as many as 22 vessels supporting the Oil Spill Response; however as of December 31, 2010, all vessels had been released. Charters in support of the Oil Spill Response contributed $90.3 million of time charter revenues in 2010. In overall terms, time charter revenues increased by $19.0 million due to improved fleet utilization and higher average day rates, decreased by $12.0 million due to net fleet dispositions and the impact of vessels mobilizing between geographic regions and increased $16.8 million due to changes in fleet mix. As of December 31, 2010, the Company had 13 vessels cold-stacked in this region compared with 19 as of December 31, 2009.

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

In Brazil, Mexico, Central and South America, time charter revenues were $7.8 million lower. Net fleet dispositions reduced time charter revenues by $9.8 million while vessels that mobilized into the region and changes in fleet mix contributed time charter revenues of $3.1 million. More off-hire time attributable to softer market conditions, partially offset by increases in average day rates, reduced time charter revenues by $1.1 million.

In Europe, time charter revenues were $0.1 million higher. The commencement of a new charter for a vessel mobilized into the region contributed additional time charter revenues of $1.7 million. Additional off-hire time, primarily due to increased drydocking activity, lower average day rates and a weakening in the pound sterling against the U.S. dollar reduced time charter revenues by $1.6 million.

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

Operating Expenses. Operating expenses were $309.6 million for the years ended December 31, 2010 and 2009. Operating expenses were $17.3 million lower due to net fleet dispositions and $14.3 million lower due to reduced brokered vessel activity in the Middle East. These reductions in operating expenses were primarily offset by higher personnel costs, higher drydocking expense, and other costs associated with the Oil Spill Response.

Personnel costs were $4.9 million higher in 2010 and included a $7.8 million expense for the Company’s share of a funding deficit of the United Kingdom Merchant Navy Officers’ Pension Fund and a $3.3 million expense for the settlement of litigation. Repair and maintenance expenses were $4.5 million lower primarily due to net fleet dispositions and lower expenses related to the Company’s Anchor Handling Towing Supply vessels operating in the U.S. Gulf of Mexico. Drydocking expenses were $6.7 million higher due to increased activity, particularly in the North Sea. Other operating expenses were $7.0 million higher primarily due to services provided in connection with the Oil Spill Response.

Administrative and general. Administrative and general expenses were $3.8 million higher for the year ended December 31, 2010 compared with the year ended December 31, 2009. The increase was primarily due to higher management compensation and benefits and the reversal in 2009 of a doubtful debt reserve following collection.

Gains on Asset Dispositions and Impairments, Net. During 2010, the Company sold eight offshore support vessels and other equipment and received insurance proceeds related to the nationalization of one of its offshore support vessels and the total constructive loss of another offshore support vessel under construction. The Company received net proceeds of $144.0 million on the disposition of these assets, including the insurance proceeds, and had gains of $32.6 million, of which $24.0 million was recognized currently and $8.6 million was deferred. In addition, the company recognized previously deferred gains of $5.5 million. During 2009, the Company sold 19 offshore support vessels and other equipment for net proceeds of $56.3 million and gains of $23.0 million, of which $19.6 million was recognized currently and $3.4 million was deferred. In addition, the Company recognized previously deferred gains of $2.9 million.

Operating Income. Excluding the impact of gains on asset dispositions and impairments and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 20% in 2010 compared with 28% in 2009. The decrease was primarily attributable to the reduction in operating revenues noted above.

Aviation Services

A significant portion of Aviation Services’ operations involves transportation services provided to offshore oil and gas customers. The offshore oil and gas market is highly cyclical with demand linked to the price of oil and gas, which tends to fluctuate depending on many factors, including global economic activity and levels of inventory. In addition to the price of oil and gas, the availability of acreage and local tax incentives or disincentives and requirements for maintaining interests in leases affect activity levels in the oil and gas industry. Price levels for oil and gas by themselves can cause additional fluctuations by inducing changes in consumer behavior.

During the year ended December 31, 2010, the market for Aviation Services’ assets in the U.S. Gulf of Mexico was disrupted by events related to the sinking of the Deepwater Horizon drilling rig. During 2011, the process of issuing permits to drill remained slow and continued to have a negative impact on demand for helicopter services in the U.S. Gulf of Mexico. Aviation Services believes the slowdown will not significantly impact its future results in the U.S. Gulf of Mexico because its activities are mainly focused on longer-term production, maintenance and inspection work rather than on short-term exploration and development projects. For the last five years, Aviation Services has provided transportation services to government inspectors of offshore drilling rigs and this contract was recently renewed and is expected to run through 2016. As of December 31, 2011, 19 of Aviation Services’ helicopters were operating under this contract with customer options to increase the number up to 33 helicopters.

Prior to the Deepwater Horizon incident, Aviation Services had begun to deploy helicopters in international markets, frequently under contract-lease arrangements to third parties. The majority of these helicopters are supporting oil and gas activities in regions of rapidly expanding activity, such as Brazil, India and Indonesia. Aviation Services also has equipment working in the North Sea and Mexico. Contract-leasing affords Aviation Services the opportunity to access new markets without heavy initial infrastructure investment and generally without ongoing operating risk. Profits derived from contract-leasing activities depend on Aviation Services’ cost of operations, if applicable, cost of capital, acquisition costs of assets, contract policy and reputation. As of December 31, 2011, Aviation Services had 48 helicopters located in foreign jurisdictions compared with 15 helicopters as of December 31, 2006.

In the United States, consistent with its diversification strategy, Aviation Services deploys a number of helicopters in support of other industries and activities, including air medical services and search and rescue services in the U.S Gulf of Mexico, which are being developed on a subscription basis.

The aggregate cost of Aviation Services’ operations depends primarily on the size and asset mix of the fleet. Aviation Services’ operating costs and expenses are grouped into the following categories:

•	personnel (includes wages, benefits, payroll taxes, savings plans, subsistence and travel);

•	repairs and maintenance (primarily routine activities as well as helicopter refurbishments and engine and major component overhauls that are performed in accordance with planned maintenance programs);

•	insurance and loss reserves (the cost of hull and liability insurance premiums and loss deductibles);

•	fuel;

•	leased-in equipment (includes the cost of leasing helicopters and equipment); and

•	other (primarily base expenses, property, sales and use taxes, communication costs, freight expenses, and other).

Aviation Services engages a number of third-party vendors to maintain the engines and certain components on some of its helicopter models under programs known as “power-by-hour” maintenance contracts. These programs require Aviation Services to pay for the maintenance service ratably over the contract period, typically based on actual flight hours. Power-by-hour providers generally bill monthly based on hours flown in the prior month, the costs being expensed as incurred. In the event Aviation Services places a helicopter in a program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown since the previous maintenance event. This buy-in charge is normally recorded as a prepaid expense and amortized as an operating expense over the remaining power-by-hour contract period. If a helicopter is sold or otherwise removed from a program before the scheduled maintenance work is carried out, Aviation Services may be able to recover part of the Company’s payments to the power-by-hour provider, in which case a reduction to operating expense is recorded when the refund is received.

Aviation Services expenses all repair costs as incurred, which may result in operating expenses varying substantially when compared with a prior year or prior quarter if a disproportionate number of refurbishments or overhauls are undertaken. This variation can be exacerbated by the timing of entering or exiting third-party power-by-hour programs.

For helicopters that are contract-leased to third parties under arrangements whereby the customer assumes operational responsibility, Aviation Services often provides maintenance and parts support but generally does not incur any other material operating costs. In most instances, contract-leases require clients to procure adequate insurance but Aviation Services purchases contingent hull and liability coverage to mitigate the risk of a client’s coverage failing to respond. In some instances, Aviation Services provides crews and other services to support its contract-lease customers.

Results of Operations

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	185,677	72	178,656	76	201,344	85
Foreign	72,471	28	56,710	24	34,323	15

	258,148	100	235,366	100	235,667	100

Costs and Expenses:
Operating:
Personnel	61,527	24	58,835	25	63,195	27
Repairs and maintenance	49,756	19	44,195	19	40,523	18
Insurance and loss reserves	8,479	3	9,114	4	9,867	4
Fuel	20,131	8	15,083	6	16,812	7
Leased-in equipment	2,003	1	2,052	1	2,811	1
Other	20,811	8	17,954	8	14,747	6

	162,707	63	147,233	63	147,955	63
Administrative and general	31,893	12	25,798	11	21,396	9
Depreciation and amortization	42,612	17	43,351	18	37,358	16

	237,212	92	216,382	92	206,709	88

Gains on Asset Dispositions and Impairments, Net	15,172	6	764	—	316	—

Operating Income	36,108	14	19,748	8	29,274	12

Other Income (Expense):
Derivative gains (losses), net	(1,326)	—	(118)	—	266	—
Foreign currency gains (losses), net	516	—	(1,511)	—	1,439	1
Other, net	9	—	50	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	82	—	(137)	—	(487)	—

Segment Profit	35,389	14	18,032	8	30,492	13

Operating Revenues by Service Line. The following tables set forth, for the years indicated, the amount of operating revenues by service line.

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
U.S. Gulf of Mexico, primarily from oil and gas activities	119,149	46	112,458	48	121,335	51
Alaska, primarily from oil and gas activities	23,602	9	28,188	12	25,183	11
Contract-leasing	72,700	28	57,538	24	35,441	15
Air Medical Services	25,836	10	22,208	9	37,244	16
Flightseeing	6,861	3	6,437	3	6,957	3
FBO	10,406	4	8,912	4	10,729	5
Intersegment Eliminations	(406)	—	(375)	—	(1,222)	(1)

	258,148	100	235,366	100	235,667	100

2011 compared with 2010

Operating Revenues. Operating revenues were $22.8 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010. Operating revenues in the U.S. Gulf of Mexico were $6.7 million higher primarily due to a $7.3 million increase from search and rescue activities which began in late 2010 and a $9.9 million increase from higher oil and gas related activities, including fuel billings as a result of higher prices. The increases were partially offset by a $10.5 million decrease in operating revenues for activity in support of the Oil Spill Response. Operating revenues in Alaska were $4.2 million lower primarily due to the expiration of a contract with a major oil and gas customer. Operating revenues from contract-leasing activities increased by $15.2 million as additional medium and heavy helicopters were placed on international contract-leases. As of December 31, 2011, 41 aircraft were dedicated to the contract-leasing market compared with 39 as of December 31, 2010. Operating revenues from medical operations increased by $3.6 million primarily due to $1.1 million of additional revenues generated from a new hospital contract and a $2.7 million increase in activity in support of an existing patient-pay customer. Operating revenues for the FBO were $1.5 million higher primarily due to an increase in fuel sales prices.

Operating Expenses. Operating expenses were $15.5 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010. Personnel costs were $2.7 million higher as additional personnel were added to support the increased activity discussed above. Repair and maintenance costs increased by $5.6 million primarily due to enrolling additional helicopters in power-by-hour maintenance programs. Fuel costs increased by $5.0 million primarily due to an increase in the price of fuel. Other operating expenses were $2.9 million higher primarily due to an $1.9 million increase in support of search and rescue activities, which began in late 2010, a $0.4 million increase from higher air medical activities and a $2.3 million increase as a result of providing more parts and repair services to contract-leasing customers. These increases were partially offset by the receipt of $1.9 million in insurance reimbursements relating to the 2008 Hurricanes Gustav and Ike, following final settlement with the Company’s insurance carriers. In addition, insurance and loss reserves were $0.6 million lower primarily due to the receipt of a good experience credit from its hull and machinery underwriters.

Administrative and General. Administrative and general expenses were $6.1 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to $4.0 million in severance costs associated with a change in executive management, a $0.6 million increase in information technology costs and a $0.5 million increase in costs related to international business development and joint venture activities.

Depreciation and Amortization. Depreciation and amortization expenses were $0.7 million lower for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to a change in estimate of the useful life and salvage value of helicopters, which reduced depreciation expense by $7.6 million, partially offset by the addition of new and higher cost equipment. Effective July 1, 2011, the Company changed its estimated useful life and salvage value for helicopters from 12 to 15 years and 30% to 40%, respectively, due to improvements in new aircraft models that continue to increase their long-term value and make them viable for operation over a longer period of time.

Gains on Asset Dispositions and Impairments, Net. During 2011, the Company sold ten helicopters and other equipment and received insurance proceeds related to the loss of an aircraft. The Company received net proceeds of $26.0 million on the disposition of these assets, including insurance proceeds, and had gains of $16.3 million of which $14.3 million was recognized currently and $2.0 million was deferred. In addition, the company recognized previously deferred gains of $0.7 million and a gain of $1.3 million from insurance proceeds relating to the loss of an aircraft. During 2010, the Company sold two helicopters and other equipment for net proceeds of $0.9 million and gains of $0.5 million. In addition, the Company recognized previously deferred gains of $0.6 million and recognized a loss of $0.3 million relating to the impairment of four EC120 helicopters.

Operating Income. Excluding gains on asset dispositions and impairments, operating income as a percentage of operating revenues was consistent in both periods at 8%.

2010 compared with 2009

Operating Revenues. Operating revenues were $0.3 million lower for the year ended December 31, 2010 compared with the year ended December 31, 2009. Operating revenues in the U.S. Gulf of Mexico were $8.9 million lower primarily due to a $19.4 million decrease driven by a reduction in the number of aircraft operating in the region and lower flight hours supporting oil and gas activities following the Deepwater Horizon incident. These reductions were partially offset by revenues of $10.5 million generated by equipment contracted to the U.S. Coast Guard in support of the Oil Spill Response. Operating revenues in Alaska were $3.0 million higher primarily due to an increase in the number of helicopters on contract in support of oil and gas activities. Operating revenues from contract-leasing activities increased by $22.1 million as additional aircraft were placed on international contract-leases, primarily in Brazil. As of December 31, 2010, 39 aircraft were dedicated to the contract-leasing market compared with 35 as of December 31, 2009. Operating revenues from air medical services were $15.0 million lower due to the non-renewal of several contracts upon their conclusion. Operating revenues for the FBO were $1.8 million lower primarily due to the loss of a significant customer during 2009.

Operating Expenses. Operating expenses were $0.7 million lower for the year ended December 31, 2010 compared with the year ended December 31, 2009. Personnel costs were $4.4 million lower primarily due to a $4.1 million reduction in wage and benefit costs for air medical services in line with reduced activity and a $1.8 million reduction in crew subsistence costs in the U.S. Gulf of Mexico. These decreases were partially offset by a $1.7 million increase in wage and benefit costs in Alaska in support of additional helicopters on contract. Repair and maintenance costs were $3.7 million higher primarily due to a $5.8 million increase as additional aircraft were placed in power-by-hour maintenance contracts and a $4.2 million increase due to the timing of major repairs, partially offset by a $6.2 million reduction in maintenance spending in air medical services as a result of fewer contracts. Fuel expenses decreased by $1.7 million primarily due to a reduction in FBO fuel sales. Other operating expenses were $3.2 million higher primarily due to the receipt of $5.7 million in insurance reimbursements in 2009 for expenses incurred following Hurricanes Gustav and Ike in 2008. This was partially offset by a $2.3 million reduction in costs attributable to a firefighting contract completed in 2009.

Administrative and General. Administrative and general expenses were $4.4 million higher for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to $2.0 million in higher wage and benefit costs and the 2009 reversal of a $1.5 million provision for doubtful accounts following its collection.

Depreciation and Amortization. Depreciation expense was $6.0 million higher for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to the continued modernization of the fleet through the addition of new and higher cost equipment.

Operating Income. Operating income as a percentage of operating revenues was 8% in 2010 compared with 12% in 2009. The decrease was primarily due to the receipt of insurance proceeds in 2009 for expenses incurred in 2008 following Hurricanes Gustav and Ike and the 2009 reversal of a provision for doubtful accounts following its collection. Excluding the impact of these items, operating income as a percentage of operating revenues was 9% in 2009.

Inland River Services

Historically, activity levels for grain exports and non-grain imports are the key drivers in determining freight rates. Domestic corn production has declined for two consecutive years resulting in a negative impact on river export volumes, which fell by over 10% in 2011 compared with 2010. The weakness in the grain export markets in 2011 was somewhat offset by a significant improvement in the coal export market. The United States has traditionally been a residual exporter of coal and in 2011 rising demand in China and production issues in other exporting countries combined to push Mississippi coal exports to over 18 million tons, up from eight million tons in 2010. The improvements in the coal freight markets led some operators to switch their barges to carry coal instead of grain. This reduced the available supply of grain barges and helped to support grain freight rates.

Weather conditions again presented challenges to the industry during 2011. Excessive rain in the Corn Belt throughout the spring and early summer delayed planting, stunted crop growth, flooded thousands of acres of farmland and pushed commodity prices to record highs. The spring floods were particularly troublesome. River locks were periodically closed, river traffic was halted to protect levee integrity, shippers were forced to cease operations, tow sizes were limited and fuel efficiency was reduced. Operations did not return to normal until the third quarter of the year. In the fourth quarter, low water periodically limited drafts and earning potential on points south of St. Louis on the Mississippi River and on the Lower Ohio River.

At the end of 2011, the average age of the Inland River Services’ dry cargo barge fleet was 6 years old, which the Company believes is among the youngest fleets operating on the U.S. Inland River Waterways system. Inland River Services believes that approximately 25% of the dry cargo barge fleet operating on the U.S. Inland River Waterways is over 20 years old. Inland River Services believes the relatively young age of its dry cargo barge fleet enhances its availability and reliability, reduces downtime for repairs and obviates, for the immediate future, the necessity of replacement capital expenditures to maintain its fleet size and revenue generating capacity.

The aggregate cost of Inland River Services’ operations depends primarily on the size and mix of its fleet. Inland River Services’ operating costs and expenses are grouped into the following categories:

•	barge logistics (primarily towing, switching, fleeting and cleaning costs);

•	personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);

•	repairs and maintenance (primarily repairs and maintenance on towboats, which are performed in accordance with planned maintenance programs);

•	insurance and loss reserves (primarily the cost of Hull and Machinery, Protection and Indemnity and Cargo insurance premiums and loss deductibles);

•	fuel, lubes and supplies;

•	leased-in equipment (includes the cost of leasing equipment, including bought-in freight and towboats, from lessors under bareboat charter arrangements); and

•	other (rail car logistics, property taxes and other).

Results of Operations

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	187,657	100	161,697	100	154,991	100
Foreign	—	—	—	—	107	—

	187,657	100	161,697	100	155,098	100

Costs and Expenses:
Operating:
Barge logistics	80,506	43	54,296	33	42,884	28
Personnel	13,255	7	13,011	8	13,323	8
Repairs and maintenance	4,443	3	4,860	3	4,815	3
Insurance and loss reserves	2,392	1	3,005	2	2,625	2
Fuel, lubes and supplies	2,320	1	3,965	2	2,538	2
Leased-in equipment	10,370	6	12,491	8	20,095	13
Other	6,213	3	5,550	4	3,164	2

	119,499	64	97,178	60	89,444	58
Administrative and general	11,339	6	10,691	7	8,764	6
Depreciation and amortization	23,494	12	20,721	13	19,357	12

	154,332	82	128,590	80	117,565	76

Gains on Asset Dispositions	2,964	1	31,928	20	4,706	3

Operating Income	36,289	19	65,035	40	42,239	27

Other Income (Expense):
Other, net	4	—	2,237	2	—	—
Equity in Earnings of 50% or Less Owned Companies	4,136	2	3,708	2	3,882	3

Segment Profit	40,429	21	70,980	44	46,121	30

Operating Revenues by Service Line. The following table presents, for the years indicated, operating revenues by service line.

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Dry cargo barge pools	110,325	59	89,935	56	84,621	55
Liquid unit tow operation	27,157	14	30,109	19	29,881	19
Charter-out of dry cargo barges	9,097	5	8,605	5	9,454	6
10,000 barrel liquid tank barge operations	16,277	9	10,180	6	7,660	5
Inland river towboat operations and other activities	24,801	13	22,868	14	23,482	15

	187,657	100	161,697	100	155,098	100

Dry Cargo Barge Pools Operating Data. The following table presents, for the years indicated, Inland River Services’ interest in tons moved and its available barge days in the dry cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	2011		2010		2009
	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	4,691	74	3,121	69	2,645	71
Non-Grain	1,627	26	1,395	31	1,089	29

	6,318	100	4,516	100	3,734	100

	Days		Days		Days
Available Barge Days	196,820		168,109		140,616

2011 compared with 2010

Operating Revenues. Operating revenues were $26.0 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010. Operating revenues from dry cargo barge pool operations were $20.4 million higher primarily due to a larger fleet following the addition of newly constructed dry cargo barges and the addition of dry cargo barges previously included in the Seaspraie joint venture. Operating revenues from liquid unit tow operations were $3.0 million lower primarily due to lower contract rates and reduced utilization. Operating revenues from 10,000 barrel liquid tank barge operations were $6.1 million higher primarily due to the addition of barges previously included in the Seaspraie joint venture. Operating revenues from inland river towboat operations and other activities were $1.9 million higher primarily due to the commencement of towboat repair operations.

Operating Expenses. Operating expenses were $22.3 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010. The increase was primarily due to increased barge logistic expenses as a result of the larger fleet, higher fuel prices and high-water towing escalators as a result of difficult operating conditions throughout the first half of 2011 and higher repositioning costs due to delays in the commencement of the 2011 grain harvest.

Gains on Asset Dispositions. During 2011, the Company sold one towboat, six deck barges, one liquid tank barge and other equipment for proceeds of $4.5 million and gains of $0.2 million. In addition, the company recognized previously deferred gains of $2.8 million. During 2010, the Company sold 60 dry cargo barges to its South American joint venture and other equipment for proceeds of $25.8 million and gains of $16.5 million. In addition, the company recognized previously deferred gains of $15.5 million, of which $12.2 million related to the Company’s acquisition of a controlling interest in its Seaspraie joint venture.

Operating Income. Excluding the impact of gains on asset dispositions, operating income as a percentage of operating revenues was 18% in 2011 compared with 20% in 2010. The decrease was primarily attributable to the increased barge logistic expenses noted above.

Equity in Earnings of 50% or Less Owned Companies, Net of Tax. During the third quarter of 2011, the Company obtained a 100% controlling interest in Soylutions LLC through the acquisition of its partner’s 50% interest. Upon the acquisition, the Company adjusted its investment in Soylutions to fair value resulting in the recognition of a gain of $2.3 million, net of tax. During the fourth quarter of 2010, the Company obtained a 100% controlling interest in Seaspraie Holdings LLC through the acquisition of its partner’s 50% interest. Upon the acquisition, the Company adjusted its investment in Seaspraie to fair value resulting in the recognition of a gain of $2.5 million, net of tax.

2010 compared with 2009

Operating Revenues. Operating revenues were $6.6 million higher for the year ended December 31, 2010 compared with the year ended December 31, 2009. Operating revenues from dry cargo barge pool operations were $5.3 million higher primarily due to a larger fleet following the addition of newly constructed barges, the return of barges previously chartered-out, the addition of equipment previously included in a joint venture, and increased demurrage revenues. These increases were partially offset by a reduction in revenues from bought-in-freight activities. Operating revenues for the 10,000 barrel liquid tank barges increased by $2.5 million primarily due to equipment additions.

Operating Expenses. Operating expenses were $7.7 million higher for the year ended December 31, 2010 compared with the year ended December 31, 2009. Barge logistics expenses were $11.4 million higher primarily due to more activity in the dry cargo barge pool and a 22% increase in fuel prices. The cost of leased-in equipment was $7.6 million lower primarily due to a reduction in bought-in-freight activities.

Gains on Asset Dispositions. During 2010, the Company sold 60 dry cargo barges to its South American joint venture and other equipment for proceeds of $25.8 million and gains of $16.5 million. In addition, the company recognized previously deferred gains of $15.5 million, of which $12.2 million related to the Company’s acquisition of a controlling interest in its Seaspraie joint venture. During 2009, the Company sold five dry cargo barges, three towboats and other equipment for proceeds of $20.3 million and gains of $16.4 million, of which $2.3 million was recognized currently and $14.1 million was deferred. In addition, the company also recognized previously deferred gains of $2.4 million.

Operating Income. Excluding the impact of gains on asset dispositions, operating income as a percentage of operating revenues was 20% in 2010 compared with 24% in 2009. The decrease was primarily attributable to the increased barge logistic expenses noted above.

Other, net. Other, net includes the sale of the Company’s claim against the prime broker for one of its joint ventures that was impaired in 2008.

Marine Transportation Services

Demand for the Company’s tankers is dependent on several factors, including petroleum production and refining activity levels in the United States, domestic consumer and commercial consumption of petroleum products, and chemicals and competition from foreign imports of oil products. During 2006 and 2007, orders placed by industry participants for the construction of new double-hulled vessels qualified for operation in the U.S. coastwise trade created uncertainty as to whether the market would be able to absorb such additional capacity. In response to the uncertainty of both demand and supply factors and in order to secure a portion of the fleet’s future earnings, Marine Transportation Services entered into long-term arrangements to bareboat charter-out four vessels with staggered delivery dates. The first vessel began its charter in March 2007, the second in September 2008, the third in January 2010, and the fourth in August of 2010.

As of December 31, 2011, the Company believes that third parties have contracted to build approximately five U.S.-flag tank vessels that could compete with Marine Transportation Services’ equipment and that three of such vessels are scheduled to be delivered in 2012 and two vessels in 2013. It is anticipated that one U.S.-flag tank vessel will be retired under OPA 90 regulations in 2012 and additional two vessels will be retired in 2013 to 2014.

G&G Shipping Acquisition. In April 2011, Marine Transportation Services acquired real property, eight foreign-flag Roll-on/Roll-off (“RORO”) vessels and a 70% interest in an operating company engaged in the shipping trade between the United States, the Bahamas and the Caribbean. This operating company leases-in the real property and the RORO vessels from the Company.

Marine Transportation Services’ operating costs and expenses are grouped into the following categories:

•	personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);

•	repairs and maintenance (primarily routine repairs and maintenance and overhauls which are performed in accordance with planned maintenance programs);

•	drydocking (primarily the cost of regulatory drydockings performed in accordance with applicable regulations);

•	insurance and loss reserves (primarily the cost of Hull and Machinery and Protection and Indemnity insurance premiums and loss deductibles);

•	fuel, lubes and supplies;

•	leased-in equipment (includes the cost of leasing tankers from lessors under bareboat charter arrangements); and

•	other (port charges, freight, vessel inspection costs and other).

Vessel drydockings are regularly performed in accordance with applicable regulations and the Company expenses drydocking costs as incurred. If a disproportionate number of drydockings are undertaken in a particular fiscal year or quarter, operating expenses may vary significantly when compared with a prior year or prior quarter.

Results of Operations

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	70,052	75	76,163	100	92,866	100
Foreign	23,084	25	—	—	—	—

	93,136	100	76,163	100	92,866	100

Costs and Expenses:
Operating:
Personnel	16,573	18	20,385	27	25,518	28
Repairs and maintenance	3,050	3	2,386	3	4,391	5
Drydocking	1,960	2	5,631	7	4,152	4
Insurance and loss reserves	1,083	1	2,778	4	4,099	4
Fuel, lubes and supplies	6,716	7	3,777	5	7,417	8
Leased-in equipment	12,146	13	1,888	3	1	—
Other	11,567	13	2,430	3	4,990	5

	53,095	57	39,275	52	50,568	54
Administrative and general	8,864	9	5,002	6	4,122	4
Depreciation and amortization	22,079	24	28,645	38	32,006	35

	84,038	90	72,922	96	86,696	93

Gains (Losses) on Asset Dispositions and Impairments, Net	1,125	1	(18,688)	(24)	—	—

Operating Income (Loss)	10,223	11	(15,447)	(20)	6,170	7

Other Income (Expense):
Foreign currency gains (losses), net	(11)	—	22	—	(1)	—
Other, net	274	—	—	—	—	—
Equity in Losses of 50% or Less Owned Companies	(74)	—	—	—	—	—

Segment Profit (Loss)	10,412	11	(15,425)	(20)	6,169	7

Operating Revenues by Type. The table below sets forth, for the years indicated, operating revenues earned by type.

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Time charter	35,825	38	43,552	57	52,073	56
Bareboat charter	35,040	38	28,968	38	17,520	19
Contract of affreightment and other	(248)	—	3,643	5	23,273	25
G&G Shipping	22,519	24	—	—	—	—

	93,136	100	76,163	100	92,866	100

2011 compared with 2010

Operating Revenues. Operating revenues were $17.0 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010. Excluding the impact of the G&G acquisition, which occurred in April 2011 and accounted for a $22.5 million increase, operating revenues were $5.5 million lower. Time charter revenues were $7.7 million lower primarily due to the change in contract status of one vessel from time charter to long-term bareboat charter effective August 21, 2010, partially offset by fewer off-hire days for regulatory drydockings. Bareboat charter revenues were $6.1 million higher due to the change in contract status of one vessel from time charter to long-term bareboat charter. Contract of affreightment and other revenues were $3.9 million lower primarily due to the lay-up of the Seabulk America in August 2010.

Operating Expenses. Operating expenses were $13.8 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010. Excluding the impact of the G&G Shipping acquisition, which accounted for a $19.1 million increase, operating expenses were $5.3 million lower primarily due to the change in contract status of two time charter vessels to long-term bareboat charter, the sale of the Seabulk America and reduced drydocking activity. In 2010, two vessels underwent regulatory drydockings compared with 2011 when one vessel underwent an underwater survey. These reductions in operating costs were partially offset by a $10.3 million increase in leased-in equipment expenses primarily due to the sale-leaseback of two vessels in the fourth quarter of 2010. The $9.1 million increase in other operating expenses was primarily due to the G&G acquisition.

Administrative and General. Administrative and general expenses were $3.9 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to the G&G Shipping acquisition.

Depreciation and Amortization. Depreciation and amortization expenses were $6.6 million lower for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to sale-leaseback of two vessels in the fourth quarter of 2010 partially offset by an increase for assets acquired in the G&G Shipping acquisition.

Gains on Asset Dispositions and Impairments, Net. During 2011, the Company sold one U.S.-flag product tanker, the Seabulk America for net proceeds of $5.5 million and a gain of $1.1 million.

Operating Income. Excluding the impact of gains on asset dispositions and impairments, operating income as a percentage of operating revenues was 10% for the year ended December 31, 2011 compared with 4% for the year ended December 31, 2010 primarily due to the change in contract status for one vessel from time charter to long-term bareboat charter, a reduction in drydocking activity and the sale of the Seabulk America.

2010 compared with 2009

Operating Revenues. Operating revenues were $16.7 million lower for the year ended December 31, 2010 compared with the year ended December 31, 2009. Time charter revenues were $8.5 million lower primarily due to changes in the contract status of two vessels from time charter to long-term bareboat charter, one effective January 21, 2010 and the other effective August 21, 2010. Bareboat charter revenues were $11.4 million higher due to the change in contract status of the two vessels to long-term bareboat charter. Contract of affreightment and other revenues were $19.6 million lower due to fewer vessels operating in the spot market, reduced spot market demand and the lay-up of the Seabulk America in August 2010.

Operating Expenses. Operating expenses were $11.3 million lower for the year ended December 31, 2010 compared with the year ended December 31, 2009 consistent with more vessels operating under bareboat charters and fewer vessels operating in the spot market. Drydocking expenses were $1.5 million higher in 2010 as two tankers underwent regulatory drydockings and two others underwent short handover drydockings prior to commencing long-term bareboat charters. Leased-in equipment expenses were $1.9 million higher in 2010 due to the sale-leaseback of two vessels under long-term bareboat charters in the fourth quarter of 2010.

Depreciation and Amortization. Depreciation and amortization expenses were $3.4 million lower for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to a $1.7 million decrease as a result of the sale-leaseback of two vessels and a $1.7 million decrease because of the write-down of the Seabulk America, which was reduced to fair value in the third quarter.

Gains (Losses) on Asset Dispositions and Impairments, Net. During 2010, the Company sold two U.S.-flag product tankers for net proceeds of $181.0 million and gains of $69.3 million, all of which was deferred. In addition, the Company recorded an impairment charge of $18.7 million to write-down of the Seabulk America to fair value in August 2010.

Operating Income. Excluding the impact of losses on asset dispositions and impairments, operating income as a percentage of operating revenues was 4% in 2010 compared with 7% in 2009. The decrease was primarily due to the lay-up of the Seabulk America and higher drydocking costs.

Environmental Services

Environmental Services charges fees for its consulting and response management/remediation services on both a time and material basis and on a fixed fee bid basis. In both cases, the total fees charged are dependent upon the scope of work to be accomplished and the labor and other direct costs required to carry out the work. The margins on time and material services are more predictable and represent a lower risk; however, margins on fixed fee work may be greater if estimated properly and costs are controlled adequately.

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

Costs of emergency response activities can include payments to sub-contractors for labor, equipment and materials and/or the direct charge of labor and to a lesser extent equipment and materials provided by Environmental Services. Profit margins vary based on the use of the Company’s personnel and equipment resources versus the use of third-party personnel and equipment.

The principal components of Environmental Services’ operating expenses are salaries and related benefits for operating personnel and payments to subcontractors. These expenses are primarily a function of the level of retainer, spill, consulting and other environmental business activities.

Environmental Services’ business is conducted through SEACOR Environmental Services Inc. (“SES”) and O’Brien’s Response Management Inc. (“ORM”). SES includes National Response Corporation, one of the largest providers of oil spill response services in the United States; NRC Environmental Services Inc., a leading provider of environmental and industrial services on the West Coast of the United States; SEACOR Response Ltd., which provides oil spill and emergency response services to customers in various international markets; and certain other subsidiaries (collectively the “SES Business”). On February 7, 2012, SEACOR announced it had reached an agreement to sell the SES Business to J.F. Lehman & Company, a leading, middle-market private equity firm. The closing of the transaction is conditioned upon the buyer obtaining certain debt financing and other customary conditions. Either the Company or the buyer may terminate the stock purchase agreement if the closing has not occurred by March 31, 2012. The transaction does not include ORM, a leading provider of crisis and emergency preparedness and response services. Summarized selected operating results of the SES Business for the years ended December 31 were as follows (in thousands):

	2011	2010	2009
Operating Revenues	$131,346	$681,082	$104,478
Operating Income	13,012	139,771	3,906
Segment Profit	13,030	140,392	4,210

Results of Operations

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	187,141	88	846,931	97	125,111	86
Foreign	24,495	12	27,462	3	20,656	14

	211,636	100	874,393	100	145,767	100

Costs and Expenses:
Operating:
Subcontractors	68,240	32	525,159	60	44,067	30
Personnel	42,048	20	44,520	5	37,506	26
Repairs and maintenance	4,706	2	5,030	1	4,467	3
Insurance and loss reserves	3,029	1	2,580	—	2,821	2
Fuel, lube and supplies	8,224	4	6,789	1	5,716	4
Other	9,766	5	9,210	1	9,184	6

	136,013	64	593,288	68	103,761	71
Administrative and general	33,014	16	31,555	3	25,452	18
Depreciation and amortization	9,473	4	8,396	1	7,150	5

	178,500	84	633,239	72	136,363	94

Gains (Losses) on Asset Dispositions	(54)	—	510	—	(197)	—

Operating Income	33,082	16	241,664	28	9,207	6

Other Income (Expense):
Foreign currency gains (losses), net	12	—	(105)	—	9	—
Other, net	2	—	1	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	(53)	—	683	—	225	—

Segment Profit	33,043	16	242,243	28	9,441	6

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues earned by Environmental Services’ from its various service lines.

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Response Services	92,443	44	731,435	84	40,251	28
Retainer Services	30,537	14	28,158	3	28,058	19
Standby Services	14,815	7	11,623	1	6,357	4
Professional Services	17,371	8	15,874	2	19,333	13
Software Services	611	—	2,433	—	—	—
Project Management	50,092	24	76,061	9	44,412	31
Equipment Sales and Leasing	5,767	3	8,809	1	7,356	5

	211,636	100	874,393	100	145,767	100

2011 compared with 2010

Operating Revenues. Operating revenues were $662.8 million lower for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to lower emergency response and project management revenues related to the Oil Spill Response. Emergency response activities accounted for 44% and 84% of Environmental Services’ operating revenues in 2011 and 2010, respectively.

Costs and Expenses. Operating expenses were $457.3 million lower for the year ended December 31, 2011 compared with the year ended December 31, 2010. The reduction was primarily due to a reduction in personnel employed and third party resources engaged, due to the winding down of Oil Spill Response activities.

Administrative and General. Administrative and general expenses were $1.5 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to higher information technology and professional costs.

Operating Income. Operating income as a percentage of operating revenues was 16% for 2011 compared with 28% for 2010. The decrease was primarily due to higher revenues achieved in 2010 related to the Oil Spill Response and higher administrative and general and depreciation and amortization costs in 2011.

2010 compared with 2009

Operating Revenues. Operating revenues were $728.6 million higher for the year ended December 31, 2010 compared with the year ended December 31, 2009 due to increased emergency response and project management revenues related to the Oil Spill Response. Emergency response activities accounted for 84% and 28% of Environmental Services’ operating revenues in 2010 and 2009, respectively.

Operating Expenses. Operating expenses were $489.5 million higher for the year ended December 31, 2010 compared with the year ended December 31, 2009. The increase was primarily due to additional personnel employed and additional resources required from third parties to support the Oil Spill Response activities.

Increased subcontractor and personnel costs of $481.1 million and $7.0 million, respectively, were due to additional personnel employed and additional resources required from third parties as a result of the Oil Spill Response.

Administrative and General. Administrative and general expenses were $6.1 million higher for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to higher wages and compensation expense.

Operating Income. Operating income as a percentage of operating revenues was 28% in 2010 compared with 6% in 2009. The improvement was primarily due to the Oil Spill Response.

Commodity Trading and Logistics

The profitability of Commodity Trading and Logistics is affected by the availability and market prices of energy and agricultural commodities and the availability and costs of transportation and logistics services, including pipeline, truck, barge, rail and ocean freight.

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

Results of Operations

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	714,097	75	589,021	79	294,735	62
Foreign	241,591	25	152,875	21	177,840	38

	955,688	100	741,896	100	472,575	100

Costs and Expenses:
Operating	940,506	98	729,135	98	460,713	97
Administrative and general	8,404	1	11,435	2	12,644	3
Depreciation and amortization	57	—	61	—	29	—

	948,967	99	740,631	100	473,386	100

Operating Income (Loss)	6,721	1	1,265	—	(811)	—

Other Income (Expense):
Derivative gains (losses), net(1)	(5,734)	(1)	(4,580)	—	4,028	1
Foreign currency gains (losses), net	104	—	(531)	—	498	—
Other, net	(167)	—	787	—	25	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	(1,815)	—	(604)	—	(95)	—

Segment Profit (Loss)	(891)	—	(3,663)	—	3,645	1

(1)	In the Company’s energy and sugar trading businesses, fixed price future purchase and sale contracts for ethanol and sugar are included in derivative positions at fair value. The Company routinely enters into exchange traded positions to offset its net commodity market exposure on these purchase and sale contracts as well as its inventory balances. As a result, derivative gains (losses), net recognized during any period are predominately offset by fair value adjustments included in operating revenues and expenses on completed transactions, subject to certain timing differences on the delivery of physical inventories. As of December 31, 2011 and 2010, the net market exposure to ethanol and sugar under its contracts and inventory balances was not material.

Operating Revenues and Segment Profit (Loss) by Commodity. The table below sets forth, for the periods indicated, the amount of revenues earned and segment profit by Commodity Trading and Logistics from its respective activities by commodity.

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Energy	731,164	77	585,575	79	273,359	58
Sugar	213,051	22	103,055	14	77,614	16
Rice and Salt	11,709	1	53,266	7	121,602	26
Intersegment eliminations	(236)	—	—	—	—	—

	955,688	100	741,896	100	472,575	100

Segment Profit (Loss):
Energy	(223)	(25)	4,400	120	6,047	166
Sugar	1,033	116	937	26	(652)	(18)
Rice and Salt	(1,701)	(191)	(9,000)	(246)	(1,750)	(48)

	(891)	(100)	(3,663)	(100)	3,645	100

2011 compared with 2010

Energy. Segment results decreased by $4.6 million for the year ended December 31, 2011 compared with the year ended December 31, 2010. The decrease was primarily due to a reduction in freight revenues as a result of the non-renewal of a contract, higher third party freight and storage costs, lower ethanol sales volumes, losses on exchange traded derivative positions hedging physical inventory balances and higher losses from the Company’s alcohol manufacturing joint venture. These decreases were partially offset by lower administrative and general expenses.

Sugar. Segment results improved by $0.1 million for the year ended December 31, 2011 compared with the year ended December 31, 2010. Trading volumes increased due to expansion into new markets and larger average trade size, however margins remained in line with 2010 levels.

Rice and Salt. Segment results improved by $7.3 million for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to costs incurred during the winding down of rice trading activities and the market write-downs of rice inventories in 2010. As previously reported, the Company has significantly reduced its rice trading activities.

2010 compared with 2009

Energy. Operating revenues were $312.2 million higher for the year ended December 31, 2010 compared with the year ended December 31, 2009 due to increased activity in renewable fuel and clean blendstock trading, including logistics and transport, and hydrocarbon transportation revenues. Segment profit decreased by $1.6 million primarily due to lower margins on activities, the recognition of derivative losses on hedging physical inventory positions and start-up costs associated with the Company’s alcohol manufacturing joint venture.

Sugar. Segment results increased $1.6 million for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to the recognition of a $1.5 million bad debt provision in 2009.

Rice and Salt. Segment losses increased by $7.3 million from rice activities in 2010 compared with 2009 primarily due to costs incurred during the winding down of rice trading activities and market write-downs of rice inventories. As previously reported, the Company has decided to reduce its rice activities and has substantially liquidated its rice inventories.

Other Segment Profit

	2011	2010	2009
	$ ’000	$ ’000	$ ’000
Harbor and Offshore Towing Services	13,230	11,835	7,091
Other Activities	(600)	(1,409)	(1,458)
Equity in Earnings (Losses) of 50% or Less Owned Companies	(1,524)	223	(811)

Segment Profit	11,106	10,649	4,822

Harbor and Offshore Towing Services. Segment profit was $1.4 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to higher fuel surcharges, tariff increases in certain ports and lower operating costs following the sale of two tugs, the return of one chartered-in tug to its owner and lower insurance and drydocking expenses. These increases were partially offset by higher fuel costs. Segment profit was $4.7 million higher for the year ended December 31, 2010 compared with the year ended December 31, 2009 primarily due to activity associated with the Oil Spill Response. The benefit was partially offset by higher repair and fuel costs and higher expenses related to insurance incidents.

Other Activities, net. Segment loss in 2011 resulted primarily from expenditures for business development in Asia related to industrial air services, partially offset by income from the Company’s lending and leasing activities.

Equity in earnings (losses) of 50% or Less Owned Companies. Equity in losses of 50% or less owned companies in 2011 were primarily due to losses in one of the Company’s industrial air services joint ventures in Asia.

Corporate and Eliminations

	2011	2010	2009
	$ ’000	$ ’000	$ ’000
Corporate Expenses	(37,404)	(47,692)	(33,355)
Eliminations	—	212	306

Operating Loss	(37,404)	(47,480)	(33,049)

Other Income (Expense):
Derivative gains (losses), net	(29,075)	10,903	6,842
Foreign currency gains (losses), net	3,395	(5,608)	3,555
Other, net	(521)	597	91

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

Derivative gains (losses), net. Derivative losses, net in 2011 were primarily due to losses on U.S. Treasury note, rate lock and bond future and option contracts of $28.3 million. Derivative gains, net in 2010 were primarily due to gains on U.S. Treasury note, rate lock and bond future and option contracts of $8.5 million, forward currency exchange option and future contracts of $3.9 million and equity options of $2.1 million partially offset by losses on interest rate swaps of $3.5 million. Derivative gains, net in 2009 were primarily due to gains on forward currency exchange option and future contracts of $2.3 million and equity options of $3.1 million.

Foreign currency gains (losses), net. Foreign currency gains, net in 2011 were primarily due to a strengthening of the U.S. dollar against the euro underlying certain of the Company’s marketable securities and cash balances. Foreign currency losses, net in 2010 were primarily due to a strengthening of the U.S. dollar against foreign currencies underlying certain of the Company’s intercompany notes receivable and cash balances. Foreign currency gains, net in 2009 were primarily due to a weakening of the U.S. dollar against foreign currencies underlying certain of the Company’s intercompany notes receivable.

Other Income (Expense) not included in Segment Profit

	2011	2010	2009
	$’000	$’000	$’000
Interest income	13,756	8,882	4,466
Interest expense	(41,245)	(43,950)	(59,043)
Debt extinguishment gains (losses), net	(99)	(1,460)	(5,587)
Marketable security gains (losses), net	(7,893)	(2,159)	24,059

	(35,481)	(38,687)	(36,105)

Interest income. Interest income increased in 2011 compared with 2010 primarily due to higher lending and leasing activities. Interest income increased in 2010 compared with 2009 primarily due to higher invested cash balances.

Interest expense. Interest expense decreased in 2011 primarily due to higher capitalized interest. Interest expense decreased in 2010 due to lower outstanding debt and higher capitalized interest.

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

Marketable security gains (losses), net. In 2011, marketable security losses, net were due to losses on the Company’s long marketable security positions of $13.4 million partially offset by gains on short sales of marketable securities of $5.5 million. In 2010, marketable security losses, net were due to losses on short sales of marketable securities of $5.0 million partially offset by gains on long marketable security positions of $2.8 million. In 2009, marketable security gains, net were due to gains on long marketable security positions of $27.1 million partially offset by losses on short sales of marketable securities of $3.0 million.

Income Taxes

The Company’s effective income tax rate in 2011, 2010 and 2009 was 39.7%, 37.7% and 38.4%, respectively.

Liquidity and Capital Resources

Overview

The Company’s ongoing liquidity requirements arise primarily from working capital needs, and its obligations to meet capital commitments and repay debt obligations. The Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for treasury or to make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds, Title XI reserve funds, cash flows from operations and borrowings under the Company’s revolving credit facilities. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

The Company’s unfunded capital commitments as of December 31, 2011 consisted primarily of offshore support vessels, helicopters, inland river tank barges, harbor tugs, an interest in a river grain terminal, an interest in a dry-bulk articulated tug-barge and other property and equipment. These commitments totaled $312.5 million, of which $199.3 million is payable during 2012 with the balance payable through 2014. Of the total unfunded capital commitments, $43.6 million may be terminated without further liability other than the payment of liquidated damages of $1.4 million. Subsequent to December 31, 2011, the Company committed to purchase additional equipment for $50.3 million.

As of December 31, 2011, construction reserve funds of $250.4 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of December 31, 2011, the remaining authority under the repurchase plan was $41.8 million. On January 18, 2012, SEACOR’s Board of Directors increased the repurchase authority to $150.0 million.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes due 2012 and its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

As of December 31, 2011, the Company had $427.0 million of outstanding borrowings under its revolving credit facilities. The remaining availability under SEACOR’s Revolving Credit Facility as of December 31, 2011 was $228.5 million, net of issued letters of credit of $1.5 million. This facility was reduced by 10% of the maximum committed amount of $450.0 million in November 2011 and will be reduced by a further 10% in November 2012. On December 22, 2011, Era Group Inc. (“Era”), a subsidiary of SEACOR that operates its Aviation Services business segment, entered into a $350.0 million senior secured revolving credit facility that matures in December 2016 and is secured by substantially all of the tangible and intangible assets of Era. The remaining availability under the Era Group Inc. Senior Secured Revolving Credit Facility as of December 31, 2011 was $98.0 million. In addition, the Company had other outstanding letters of credit totaling $60.5 million with various expiration dates through 2014.

Summary of Cash Flows

	2011	2010	2009
	$ ’000	$ ’000	$ ’000
Cash provided by or (used in):
Operating Activities	206,587	399,417	297,618
Investing Activities	(331,956)	19,228	(101,700)
Financing Activities	220,983	(506,511)	(6,327)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,959	(8,010)	871

Net Increase (Decrease) in Cash and Cash Equivalents	97,573	(95,876)	190,462

Operating Activities

Cash flows provided by operating activities decreased by $192.8 million during 2011 compared with 2010. Cash flows provided by operating activities increased by $101.8 million during 2010 compared with 2009. The components of cash flows provided by (used in) operating activities during the years ended December 31 were as follows:

	2011	2010	2009
	$ ’000	$ ’000	$ ’000
Operating income before depreciation and gains on asset dispositions and impairments, net	246,208	526,623	364,244
Changes in operating assets and liabilities before interest and income taxes	(49,016)	83,867	(23,428)
Purchases of marketable securities	(117,145)	(107,716)	(35,523)
Proceeds from sales of marketable securities	178,016	44,992	61,595
Dividends received from 50% or less owned companies	9,582	17,912	15,920
Interest paid, excluding capitalized interest	(39,559)	(43,445)	(52,155)
Income taxes paid, net of refunds	(5,899)	(125,600)	(40,001)
Other	(15,600)	2,784	6,966

Total cash flows provided by operating activities	206,587	399,417	297,618

During 2011, operating income before depreciation and gains on asset dispositions and impairments, net decreased by $280.4 million compared with 2010 primarily due to the impact of the Oil Spill Response in 2010 and continuing weakness in the offshore marine market. During 2010, operating income before depreciation and gains on asset dispositions and impairments, net increased by $162.4 million compared with 2009 primarily due to the impact of the Oil Spill Response in 2010 partially offset by weakness in the offshore marine market. See “Consolidated Results of Operations” included above for a discussion of the results for each of the Company’s business segments.

During 2011, changes in operating assets and liabilities before interest and income taxes used cash flows of $49.0 million primarily due to final settlements with a customer and certain subcontractors in respect of the Oil Spill Response and increased working capital employed in Aviation Services and Commodity Trading and Logistics. During 2010, changes in operating assets and liabilities before interest and income taxes provided cash flows of $83.9 million primarily due to the positive working capital impact of the Oil Spill Response, the liquidation of rice inventories in Commodity Trading and Logistics and the reduction of working capital in Offshore Marine Services resulting from declines in activity.

During 2011, cash used in operating activities included $26.5 million to purchase marketable security long positions and $90.6 million to cover marketable security short positions. During 2011, cash provided by operating activities included $95.4 million received from the sale of marketable security long positions and $82.6 million received upon entering into marketable security short positions.

During 2010, cash used in operating activities included $102.6 million to purchase marketable security long positions and $5.1 million to cover marketable security short positions. During 2010, cash provided by operating activities included $27.3 million received from the sale of marketable security long positions and $17.7 million received upon entering into marketable security short positions.

During 2009, cash used in operating activities included $31.3 million to purchase marketable security long positions and $4.2 million to cover marketable security short positions. During 2009, cash provided by operating activities included $45.0 million received from the sale of marketable security long positions and $16.6 million received upon entering into marketable security short positions.

Investing Activities

During 2011, net cash used in investing activities was $332.0 million primarily as follows:

•

Capital expenditures were $332.3 million. Equipment deliveries included three offshore support vessels, 55 inland river dry cargo barges, two inland river liquid tank barges, nine helicopters and one harbor tug. In addition, the Company acquired a controlling interest in an offshore support vessel.

•

Proceeds from the disposition of property and equipment were $101.8 million, including $36.3 million in proceeds upon entering into a sale-leaseback transaction. The Company sold 11 offshore support vessels, 10 helicopters, one US-flagged product tanker, one inland river towboat, one inland river liquid tank barge, six inland river dry cargo and deck barges, two harbor tugs and other equipment.

•	The Company made investments in and advances to its 50% or less owned companies of $63.0 million.

•	The Company received returns of investments and advances from 50% or less owned companies of $22.3 million.

•	The Company made net advances on third party notes receivable of $36.2 million.

•	Construction reserve fund account transactions included withdrawals of $82.5 million and deposits of $18.6 million.

•	The Company acquired certain assets and liabilities of Lewis & Clark Marine, Inc. and certain related affiliates for $29.6 million.

•	The Company acquired 75% of the issued and outstanding shares in Windcat Workboats Holdings Ltd. for $21.5 million. The acquired company had $3.3 million in cash at the time of acquisition.

•

The Company acquired certain real property, eight foreign-flag RORO vessels and a 70% interest in an operating company engaged in the shipping trade between the United States, the Bahamas and the Caribbean for $33.5 million, which included cash consideration of $30.3 million and the contribution of a $3.2 million note receivable. The acquired company had $1.6 million in cash at the time of acquisition.

•

The Company obtained a 100% controlling interest in Soylutions LLC through its acquisition of its partner’s interest for $11.9 million in cash. The acquired company had $0.2 million in cash at the time of acquisition.

During 2010, net cash provided by investing activities was $19.2 million primarily as follows:

•

Capital expenditures were $250.6 million. Equipment deliveries included one offshore support vessel, 113 inland river dry cargo barges, 17 inland river liquid tank barges, six helicopters and one tractor tug.

•

Proceeds from the disposition of property and equipment were $361.7 million, including $217.3 million in proceeds upon entering into sale-leaseback transactions. The Company sold eight offshore support vessels, two helicopters, one ocean liquid tank barge, 60 inland river dry cargo barges, two tankers and other equipment. In addition, the Company received insurance proceeds related to the nationalization of one of its offshore support vessels and the total constructive loss of another offshore support vessel under construction.

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

•	The Company made net investments in, and advances to, 50% or less owned companies of $27.5 million.

•	Construction reserve fund account transactions included withdrawals of $70.0 million and deposits of $55.3 million.

Financing Activities

During 2011, net cash provided by financing activities was $221.0 million. The Company:

•	purchased $2.2 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $2.3 million;

•	borrowed $298.9 million under the Company’s revolving credit facilities, net of issue costs, and issued other debt of $2.9 million;

•	repaid $22.8 million for the redemption of facility financing;

•	made scheduled payments on long-term debt and capital lease obligations of $14.5 million;

•	had net borrowings on inventory financing arrangements of $20.2 million;

•	received $11.9 million for share award plans; and

•	acquired for treasury 843,400 shares of Common Stock for an aggregate purchase price of $71.3 million.

During 2010, net cash used in financing activities was $506.5 million. The Company:

•	paid a $15.00 per share dividend on Common Stock of $319.7 million;

•	redeemed all of the outstanding bonds on two of its double hull product tankers, in principal amount of $61.9 million, for an aggregate purchase price of $63.0 million including a make-whole premium;

•	purchased $2.4 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $2.5 million;

•	purchased $16.5 million, in principal amount, of its 7.375% Senior Notes due 2019 for an aggregate purchase price of $17.3 million;

•	made scheduled payments on long-term debt and capital lease obligations of $10.5 million;

•	issued other secured debt in an aggregate principal amount of $38.7 million;

•	incurred net borrowings on inventory financing arrangements of $21.6 million;

•	received $26.2 million from share award programs; and

•	acquired for treasury 1,811,700 shares of Common Stock for an aggregate purchase price of $137.1 million.

During 2009, net cash used in financing activities was $6.3 million. The Company:

•	redeemed $18.4 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $18.4 million;

•	redeemed $37.0 million, in principal amount, of its 7.2% Senior Notes due 2009 for an aggregate purchase price of $37.4 million;

•	redeemed $20.2 million, in principal amount, of its 9.5% Senior Notes due 2013 for an aggregate purchase price of $20.1 million;

•	redeemed $81.7 million of the remaining principal balance outstanding of its 9.5% Senior Notes due 2013 for $84.3 million;

•	retired at maturity $32.8 million, in principal amount, of its 7.2% Senior Notes;

•	purchased $3.8 million, in principal amount, of its 2.875% Convertible Debentures due 2024 for $3.7 million;

•	redeemed the remaining balance of its 2.875% Convertible Debentures due 2024 for $32.9 million;

•	repaid $33.5 million under the Company’s revolving credit facility and $29.2 million of other secured debt;

•	made scheduled payments on long-term debt and capital lease obligations of $19.9 million;

•	incurred net borrowings on inventory financing arrangements of $2.2 million;

•	issued $250.0 million in aggregate principal amount of its 7.375% Senior Notes due 2019 for proceeds of $245.9 million;

•	borrowed $58.5 million under its revolving credit facility and issued other secured debt in an aggregate principal amount of $45.2 million for proceeds of $44.9 million;

•	acquired for treasury 572,700 shares of Common Stock for an aggregate purchase price of $43.3 million; and

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

Short and Long-Term Liquidity Requirements

Current economic conditions have continued to disrupt the credit and capital markets. To date, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future. The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program or other liquidity requirements, the Company may use cash balances; sell securities; utilize construction reserve funds; sell assets; enter into sale and leaseback transactions for equipment; borrow under its revolving credit facilities; issue debt, shares of Common Stock or common stock of its subsidiaries, preferred stock; or a combination thereof.

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

Off-Balance Sheet Arrangements

On occasion, the Company and its partners will guarantee certain obligations on behalf of their joint ventures. As of December 31, 2011, the Company had the following guarantees in place:

•

The Company is a guarantor of 50% of the outstanding debt for one of its domestic offshore marine joint ventures. The amount guaranteed by the Company declines as principal payments are made and will terminate when the debt is repaid. The debt matures in 2015. As of December 31, 2011, the amount of the Company’s guarantee was $12.8 million.

•

The Company is a party to two international offshore marine joint ventures that obtained bank debt to finance the acquisition of offshore support vessels from the Company. The debt is secured by, among other things, a first preferred mortgage on the vessels. The bank also has the authority to require the parties to the joint ventures to fund uncalled capital commitments, as defined in the joint ventures’ partnership agreements. In such event, the Company would be required to contribute its allocable share of uncalled capital, which was $2.5 million, in the aggregate, as of December 31, 2011. The Company manages these vessels on behalf of the joint ventures and guarantees the outstanding charter receivables of one of the joint ventures if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of December 31, 2011, the Company’s contingent guarantee of the joint venture’s outstanding charter receivables was $0.9 million.

•

The Company guaranteed up to $0.5 million with respect to amounts owing pursuant to a vessel charter agreement between one of the Company’s domestic offshore marine joint ventures and the owner of the chartered vessel. The amount of the Company’s guarantee declines over the life of the charter and terminates in 2012.

•

The Company is guarantor of 50% of the outstanding debt for a joint venture that owns two offshore high speed catamaran crew boats. The amount of the guarantees decline as principal payments are made and will terminate when the debt is repaid. The debt matures in 2015. As of December 31, 2011, the amount of the Company’s guarantee was $9.8 million.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2011 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Contractual Obligations:
Long-term Debt and Capital Lease Obligations(1)	1,307,125	91,300	456,661	373,933	385,231
Capital Purchase Obligations(2)	312,535	199,329	105,367	7,839	—
Operating Leases(3)	309,093	44,564	78,388	58,685	127,456
Purchase Obligations(4)	302,219	301,595	624	—	—
Other(5)	5,838	3,762	1,265	516	295

	2,236,810	640,550	642,305	440,973	512,982

Other Commercial Commitments:
Joint Venture Guarantees(6)	26,540	4,465	13,400	8,675	—
Letters of Credit	62,046	37,396	24,650	—	—

	88,586	41,861	38,050	8,675	—

	2,325,396	682,411	680,355	449,648	512,982

(1)	Maturities of the Company’s borrowings and interest payments pursuant to such borrowings are based on contractual terms with the exception of the Company’s revolving credit facilities. The Company has entered into interest rate swap agreements related to certain borrowings under the SEACOR Revolving Credit Facility whereby it has converted its variable rate borrowings into fixed rate borrowings. For purposes of this table, the Company has assumed the fixed rates of interest in calculating its obligations. Additionally, the Company has excluded $176.5 million, in principal amount, of its 5.875% Senior Notes due in 2012 from “Less than 1 Year” as the Company has the ability and current intent to repay the outstanding balance by drawing on the SEACOR Revolving Credit Facility, which matures in 2013.

(2)	Capital purchase obligations represent commitments for the purchase of property and equipment. Of the total unfunded capital commitments, $43.6 million may be terminated without further liability other than the payment of liquidated damages of $1.4 million. These commitments are not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2011 as the Company has not yet received the goods or taken title to the property.

(3)	Operating leases primarily include leases of vessels, helicopters, barges, tankers and other property that have a remaining term in excess of one year.

(4)	Purchase obligations primarily include future commodity purchase commitments for Commodity Trading and Logistics as of December 31, 2011. These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by the Company’s vendors within a short period of time.

(5)	Other primarily includes deferred compensation arrangements, refundable deposits and statutorily defined severance obligations.

(6)	See “Off-Balance Sheet Arrangements” above.

Effects of Inflation

The Company’s operations expose it to the effects of inflation. In the event that inflation becomes a significant factor in the world economy, inflationary pressures could result in increased operating and financing costs.

Contingencies

On August 19, 2011, the Company granted two fixed price purchase options to an unrelated third party to acquire up to 25% of the outstanding common stock of O’Brien’s Response Management Inc., a component of the Environmental Services business segment. The first option to acquire a 12.5% interest may be exercised beginning August 19, 2012 through August 19, 2014. If the first option is exercised, the second option to acquire an additional 12.5% may be exercised beginning August 19, 2013 through August 19, 2015.

On June 12, 2009, a purported civil class action was filed against the Company, Era Group Inc., Era Helicopters LLC and three other defendants (collectively, the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D. Del.). The Complaint alleges that the Defendants violated federal antitrust law by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages. The Company believes that the claims set forth in the Complaint are without merit and intends to vigorously defend the action. On September 4, 2009, the Defendants filed a motion to dismiss the Complaint. On September 14, 2010, the Court entered an order dismissing the Complaint. On September 28, 2010, the plaintiffs filed a motion for reconsideration and amendment and a motion for re-argument (the “Motions”). On November 30, 2010, the Court granted the Motions, amended the Court’s September 14, 2010 Order to clarify that the dismissal was without prejudice, permitted the filing of an Amended Complaint, and authorized limited discovery with respect to the new allegations in the Amended Complaint. Following the completion of such limited discovery, on February 11, 2011, the Defendants filed a motion for summary judgment to dismiss the Amended Complaint with prejudice. On June 23, 2011, the Court granted summary judgment for the Defendants. On July 22, 2011, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit. On August 9, 2011, Defendants moved for certain excessive costs, expenses, and attorneys’ fees under 28 U.S.C. § 1927. That motion is fully briefed and a decision is pending. On October 11, 2011, the plaintiffs filed their opening appeal brief with the U.S. Court of Appeals for the Third Circuit. That motion is fully briefed and oral argument is calendared for March 20, 2012. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and will continue to vigorously defend the action.

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.) (the “Robin Case”), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179 (“MDL”). The complaint seeks compensatory, punitive, exemplary, and other damages. In response to this lawsuit, the Company filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire. Pursuant to the Limitation of Liability Act, those petitions imposed an automatic stay on the Robin Case, and the court set a deadline of April 20, 2011 for individual claimants to assert claims in the limitation cases. Approximately 66 claims were submitted by the deadline in all of the limitation actions. On June 8, 2011, the Company moved to dismiss these claims (with the exception of one claim filed by a Company employee) on various legal grounds. On October 12, 2011, the Court granted the Company’s motion to dismiss in its entirety, dismissing with prejudice all claims that had been filed against the Company in the limitation actions (with the exception of one claim filed by a Company employee that was not subject to the motion to dismiss). The Court entered final judgments in favor of the Company in the Robin case and each of the limitation actions on November 21, 2011. On December 12, 2011, the claimants appealed each of those judgments to the Unites States Court of Appeals for the Fifth Circuit. A briefing schedule for the appeals has not yet been established. The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and will continue to vigorously defend the action.

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

On December 15, 2010, SEACOR subsidiaries O’Brien’s and National Response Corporation (“NRC”) were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The master complaint naming O’Brien’s and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against its subsidiaries in the master complaint have no merit and on February 28, 2011, O’Brien’s and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that O’Brien’s and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that O’Brien’s and NRC advanced and has directed O’Brien’s and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. A schedule for such limited discovery and future motion practice has been established by the Court and currently contemplates that O’Brien’s and NRC will file motions re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. Finally, the Court stated that the plaintiffs could file an amended master complaint and the plaintiffs have indicated that they intend to do so. In addition to the indemnity provided to O’Brien’s, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend O’Brien’s and NRC in connection with these claims in the MDL.

Subsequent to the filing of the referenced master complaint, four additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, O’Brien’s and/or NRC as defendants and are part of the overall MDL. On April 8, 2011, O’Brien’s was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, O’Brien’s and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, O’Brien’s and NRC were named as defendants in Thomas Edward Black v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against O’Brien’s and NRC (and the other defendants). By court order, all four of these additional individual cases have been stayed as a result of the filing of the referenced master complaint. The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and does not expect this matter will have a material effect on the Company’s consolidated financial position or its results of operations.

On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named O’Brien’s and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean’s own Limitation of Liability Act action, which is part of the overall MDL, tendering to O’Brien’s and NRC the claims in the referenced master complaint that have already been asserted against O’Brien’s and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P., and Weatherford International, Inc. have also filed cross-claims against O’Brien’s and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean’s Limitation of Liability Act action and O’Brien’s and NRC have asserted counterclaims against those same parties for identical relief. As provided above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect this matter will have a material effect on the Company’s consolidated financial position or its results of operations.

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

During the year ended December 31, 2010, the Company received notice from the IRS of $12.6 million in proposed penalties regarding Marine Transportation Services’ informational excise tax filings for prior years. In February 2012, the Company settled the matter with the IRS with no material effect on the Company’s consolidated financial position or its results of operations.

During the year ended December 31, 2011, the Company received a Notice of Infringement (the “Notice”) from the Brazilian Federal Revenue Office. The Notice alleged the Company had imported a number of vessels into Brazil without properly completing the required importation documents and levied an assessment of $25.7 million. The Company intends to vigorously defend its position that the proposed assessment is erroneous and believes the resolution of this matter will not have a material effect on the Company’s consolidated financial position or its results of operations. Of the levied assessment, $19.3 million relates to managed vessels whose owner would be responsible to reimburse any potential payment.

Related Party Transactions

The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Mr. Charles Fabrikant, the Executive Chairman of SEACOR, companies controlled by Mr. Fabrikant, and trusts for the benefit of Mr. Fabrikant’s two children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. In the years ended December 31, 2011, 2010 and 2009, Mr. Fabrikant and his affiliates earned $1.2 million, $1.1 million and $1.0 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2011 and 2010, the Company owed Mr. Fabrikant and his affiliates $0.4 million and $0.5 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates participate in the barge pools on the same terms and conditions as other pool participants who are unrelated to the Company.

Mr. Fabrikant is also a director of Diamond Offshore Drilling, Inc. (“Diamond”), which is also a customer of the Company. The total amount earned from business conducted with Diamond did not exceed $5.0 million in any of the years ended December 31, 2011, 2010 or 2009.

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

The Company’s Aviation Services segment charters the majority of its helicopters through master service agreements, subscription agreements, day-to-day charter arrangements and contract-leases. Master service agreements and subscription agreements require incremental payments above a fixed monthly fee based on hours flown. These agreements have fixed terms ranging from one month to five years and generally may be cancelled upon 30-days notice. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate. Services provided under contract-leases can include only the equipment, or can include the equipment, logistical and maintenance support, insurance and personnel, or a combination thereof. Fixed monthly fee revenues are recognized ratably over the contract term. Usage or hourly based revenues are recognized as hours are flown. Aviation Services’ air medical services are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure or a fee per completed flight. Fixed monthly revenues are recognized ratably over the month while per hour or per flight based revenues are recognized as hours are flown or flights are completed. Most contracts with hospitals are longer term, but offer either party the ability to terminate with less than six months notice. Aviation Services operates some air medical contracts pursuant to which it collects a fee per flight, either from a hospital or insurance company. With respect to flightseeing activities, Aviation Services allocates block space to cruise lines and sells seats directly to customers with revenues recognized as the services are performed. Aviation Services’ fixed based operation sells fuel an ad hoc basis and those sales are recognized at the time of fuel delivery. Training revenues are charged at a set rate per training course and include instructors, training materials and flight or flight simulator time, as applicable. Training revenues are recognized as services are provided.

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

The Company’s Marine Transportation Services segment earns revenue from the time charter, bareboat charter and voyage charter of vessels, contracts of affreightment and ship management agreements with vessel owners. Under a time charter, Marine Transportation Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Marine Transportation Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charters and bareboat charters are recognized as services are provided. Voyage contracts are contracts to carry cargos on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargos that are committed on a multi-voyage basis for various periods of time with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage contracts and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred. Ship management agreements typically provide for technical services over a specified period of time, typically a year or more. Revenues from ship management agreements are recognized ratably over the service period.

The Company’s Environmental Services segment earns revenues primarily from emergency response, retainer, consulting and training, project management and remediation services. Emergency response revenues are recognized as services are provided and are dependent on the magnitude and number of individual responses. Retainer agreements with vessel owners generally range from one to three years while retainer agreements with facility owners can be as long as ten years. Such retainer fees are generally recognized ratably over the term of the contract. Consulting and training services fees are recognized as the services are provided based on the contract terms. Project management and remediation services are provided on a time and material basis with revenues recognized as the services are provided or on a fixed fee basis with revenues and expenses recognized upon completion of the contract.

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

Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income in the accompanying consolidated statement of changes in equity to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s equity method investees are also reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage in the investee, with reclassifications and ineffective portions being included in equity in earnings of 50% or less owned companies, net of tax, in the accompanying consolidated statements of income.

Inventories. Inventories are stated at the lower of cost (using the first-in, first-out and average cost methods) or market. Inventories consist primarily of fuel and fuel oil in the Company’s Offshore Marine Services, Marine Transportation Services and Inland River Services segments, spare parts and fuel in the Company’s Aviation Services segment, and ethanol in the Company’s Commodity Trading and Logistics segment. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market.

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

As of December 31, 2011, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

Offshore support vessels	20
Helicopters(1)	15
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag tankers	25
RORO vessels	20
Harbor and offshore tugs	25
Ocean liquid tank barges	25

(1)	Effective July 1, 2011, the Company changed its estimated useful life and salvage value for helicopters from 12 to 15 years and 30% to 40%, respectively, due to improvements in new aircraft models that continue to increase their long-term value and make them viable for operation over a longer period of time. For the six months ended December 31, 2011, the change in estimate increased operating income by $7.6 million, net income by $4.9 million and basic and diluted earnings per share by $0.23.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Aviation Services engages a number of third-party vendors to maintain the engines and certain components on some of its helicopter models under programs known as “power-by-hour” maintenance contracts. These programs require the Company to pay for maintenance service ratably over the contract period, typically based on actual flight hours. Power-by-hour providers generally bill monthly based on hours flown in the prior month, the costs being expensed as incurred. In the event the Company places a helicopter in a program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown since the previous maintenance event. The buy-in charge is normally recorded as a pre-paid expense and amortized as an operating expense over the remaining power-by-hour contract period. If a helicopter is sold or otherwise removed from a program before the scheduled maintenance work is carried out, the Company may be able to recover part of its payments to the power-by-hour provider, in which case the Company records a reduction to operating expenses when it receives the refund.

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

Business Combinations. The Company recognizes, with certain exceptions, 100 percent of the fair value of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as are certain acquisition-related restructuring costs if the criteria related to exit or disposal cost obligations are met as of the acquisition date. Acquisition-related transaction costs are expensed as incurred and any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of income from the date of acquisition.

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

The Company has entered into and settled positions in euro based forward currency exchange contracts designated as fair value hedges for capital purchase commitments in U.S. dollars. As of December 31, 2011, there were no forward currency exchange contracts designated as fair value hedges as all of the contracts matured or were dedesignated and liquidated during the year ended December 31, 2011. As of December 31, 2011, the Company had capital purchase commitments of €72.6 million ($94.1 million). An adverse change of 10% in the underlying foreign currency exchange rates would increase the U.S. dollar equivalent of these non-hedged purchase commitments by $9.4 million.

The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies that are not designated as fair value hedges. As of December 31, 2011, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $56.4 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Brazil, Mexico, Central and South America, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. An adverse change of 10% in the underlying foreign currency exchange rates would reduce income by $3.6 million, net of tax.

As of December 31, 2011, the Company maintained cash balances of €7.9 million. An adverse change of 10% in the underlying foreign currency exchange rate on euro denominated cash balances would reduce net income by $0.6 million, net of tax. Additionally, as of December 31, 2011, the Company advanced intercompany loans of £9.1 million ($14.0 million) to a United Kingdom subsidiary. A 10% weakening in the exchange rate of the U.S. dollar against the pound sterling as of December 31, 2011 would result in foreign currency losses of $0.9 million, net of tax.

The Company has foreign currency exchange risks related to its operations where its functional currency is the pound sterling, primarily related to vessel operations that are conducted from ports located in the United Kingdom. Net consolidated assets of £35.5 million ($54.8 million) are included in the Company’s consolidated balance sheets as of December 31, 2011. A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2011, would increase other comprehensive loss by $3.6 million, net of tax, due to translation. In addition, the Company has long-term debt of €22.6 million (£18.9 million). A 10% weakening in the exchange rate of the Euro against the pound sterling as of December 31, 2011 would result in foreign currency losses of $1.9 million, net of tax. SEACOR also provided $13.9 million (£9.0 million) U.S. dollar denominated loans to a United Kingdom subsidiary. A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2011 would result in foreign currency losses of $0.9 million, net of tax.

As of December 31, 2011, the Company held marketable securities with a fair value of $66.9 million, including $45.4 million in fixed income investments consisting of corporate debt securities, municipal bonds, and foreign government bonds, and $21.5 million in equity securities. As of December 31, 2010, the Company held marketable securities with a fair value of $147.4 million, including $94.7 million in fixed income investments consisting of corporate debt securities, municipal bonds, and foreign government bonds, and $52.7 million in equity securities. From time to time, the Company may increase its level of investment in fixed income securities including U.S. government bonds, foreign government bonds, state and municipal bonds, and corporate notes with maturities ranging from a few months to many years. The fair value of such investments fluctuates based on market interest rates and the creditworthiness of the issuers of the securities. When making substantial investments in fixed income securities, the Company manages its risk associated with these investments by analyzing the creditworthiness of issuers and utilizing other techniques that may include maintaining a ladder of maturities. The Company’s investment in equity securities primarily includes positions in energy, marine, transportation and other related businesses. As of December 31, 2011, a 10% decline in the value of the Company’s investments in marketable securities would reduce income by $4.3 million, net of tax.

The Company held positions in short sales of marketable equity securities with a fair value of $22.6 million and $36.1 million as of December 31, 2011 and 2010, respectively. The Company’s short sales of marketable equity securities primarily include positions in energy, marine, transportation and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of December 31, 2011 would reduce income by $1.5 million, net of tax.

The Company held positions in publicly traded equity options that may convey to the Company a right or obligation to engage in a future transaction with respect to the underlying equity security. The Company’s investment in equity options primarily includes positions in energy, marine, transportation and other related businesses. These investments have short-term maturities and their market values fluctuate based on changes in the price and volatility of the underlying security, the strike price of the option and the time to expiration. As of December 31, 2010, the Company had a liability of $0.8 million having marked to market its positions in these publicly traded equity options.

The Company’s outstanding debt is primarily in fixed interest rate instruments. Although the fair value of these debt instruments will vary with changes in interest rates, the Company’s operations are not significantly affected by interest rate fluctuations. As of December 31, 2011, the Company had $175.0 million of variable rate borrowings, based on LIBOR, under the SEACOR Revolving Credit Facility. During the year ended December 31, 2011, the Company held various interest rate swap agreements, designated as cash flow hedges, to fix the interest rate on $125.0 million of these borrowings at an average rate of 3.1%. The remaining $50 million of variable rate borrowings not fixed by interest rate swaps were repaid in January 2012.

Era Group Inc., a subsidiary of the Company, had $252.0 million of variable rate borrowings, based on LIBOR under the Era Group Inc. Senior Secured Revolving Credit Facility established on December 22, 2011. The borrowing rate at December 31, 2011 was 3.2%. A 10% increase in LIBOR would result in additional annual interest expense of $0.1 million, net of tax.

As of December 31, 2011, the Company had other variable rate debt instruments (due 2012 through 2018) totaling $62.3 million that call for the Company to pay interest based on LIBOR or Euribor plus applicable margins. The interest rates reset either monthly or quarterly. One instrument is subject to a floor of 4.5%. As of December 31, 2011, the average interest rate on these borrowings was 4.08%.

As of December 31, 2011 the Company had interest rate swap agreements, other than those designated as cash flow hedges mentioned above, with an amortized notional value of $64.0 million. These agreements call for the Company to pay a fixed interest rate ranging from 1.79% to 2.59% and receive interest payments based on LIBOR. As of December 31, 2011, the Company had a liability of $2.1 million having marked to market its positions in these interest rate swap agreements.

The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. In the Company’s commodity trading and logistics business, fixed price future purchase and sale contracts of ethanol and sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sales contracts as well as its inventory balances from market changes. As of December 31, 2011, the net market exposure to ethanol and sugar under these positions was not material. The Company also enters into exchange traded positions (primarily natural gas, crude oil, gasoline, ethanol and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s offshore marine and inland river businesses. As of December 31, 2011, these positions were not material. As of December 31, 2011, the fair value of these exchange and non-exchange commodity contracts was an asset of $1.6 million, net.

The Company enters and settles various positions in U.S. treasury notes and bonds through rate locks, futures or options on futures tied to U.S. treasury notes. The general purpose of these transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates, which might lead to higher interest costs for the Company. As of December 31, 2011, there were no positions outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes are included in Part IV of this Form 10-K and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2011. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Set forth in Part IV of this Annual Report and incorporated herein by reference are: Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

3. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 (a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 and filed with the Commission on May 15, 1997).

3.2*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 and filed with the Commission on May 15, 1997).

3.3*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-126613) filed with the Commission on July 15, 2005).

3.4*	Fourth Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2010).

4.1*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.2*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.3*	First Supplemental Indenture, dated as of September 27, 2002, to Indenture, dated as of January 10, 2001, between SEACOR SMIT Inc. and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with Commission on October 1, 2002).

4.4*	Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (including forms of notes) (incorporated herein by reference to Exhibit 4.7 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.5*	Supplemental Indenture, dated September 24, 2009, between SEACOR Holdings Inc. and U.S. Bank National Association, as trustee (including therein Form of Global Note 7.375% Senior Notes Due 2019) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with Commission on September 24, 2009).

10.1*+	SEACOR Holdings Inc. 1996 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on March 18, 1996).

Exhibit Number	Description
10.2*+	SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).

10.3*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.4*	License Agreement, dated December 19, 1996, between SEACOR Holdings Inc., certain subsidiaries of SEACOR Holdings Inc. and Smit Intenationale N.V. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.5*+	Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Commission on March 30, 2000).

10.6*+	Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Commission on March 30, 2000).

10.7*+	Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Commission on March 30, 2000).

10.8*+	SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).

10.9*+	SEACOR SMIT Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).

10.10*+	Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.11*+	Form of Restricted Stock Grant Agreement under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.12*	Form of Warrant Exchange Agreement (incorporated herein by reference to Exhibit 10.32 of the Company’s Registration Statement (No. 333-124232) on Form S-4/A filed with the Commission on May 25, 2005).

10.13*+	SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2005).

10.14*	Revolving Credit Facility Agreement, dated November 3, 2006, between SEACOR Holdings Inc. as Borrower, and DNB Nor, ASA, as Agent (incorporated herein by reference to Exhibit 10.1 of SEACOR’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 filed with the Commission on November 7, 2006).

10.15*+	SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-56714) filed with the Commission on March 8, 2001).

Exhibit Number	Description
10.16*+	SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 13, 2007).

10.17*	Amendment No. 1 to Revolving Credit Facility Agreement dated as of November 3, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2007).

10.18*+	Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.19*+	Form of Stock Option Grant Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.20*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.21*+	SEACOR Holdings Inc. 2009 Employee Stock Purchase Plan effective March 11, 2009 (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.22*+	SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through March 11, 2009) (incorporated herein by reference to Appendix B of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.23*+	SEACOR Holdings Inc. Management Incentive Plan (incorporated herein by reference to Appendix C of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.24*+	Form of Restricted Stock Grant Agreement Pursuant to the SEACOR Holdings Inc. Amended 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Commission on February 25, 2011).

10.25	Senior Secured Revolving Credit Facility Agreement by and among (1) Era Group Inc., (2) Wells Fargo Securities, LLC, JP Morgan Chase Bank, N.A., Deutsche Bank Securities Inc., Suntrust Robinson Humphrey, Inc. and Regions Bank, as mandated lead arrangers, (3) Wells Fargo Securities, LLC, JP Morgan Chase Bank, N.A., Deutsche Bank Securities Inc., Suntrust Robinson Humphrey, Inc. and Regions Bank, as bookrunners, (4) Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, (5) JP Morgan Chase Bank, N.A., as syndication agent, (6) Deutsche Bank Securities Inc., Suntrust Bank and Regions Bank, as co-documentation agents, (7) Compass Bank, Whitney Bank, Goldman Sachs Bank USA, Comerica Bank and The Northern Trust Company, as managing agents, (8) Wells Fargo, as swing line bank, and (9) banks and financial institutions whose names and addresses are set out in Schedule A to the agreement.

10.26+	Compensation Arrangements for the Executive Officers.

10.27+	Compensation of Non-Employee Directors.

21.1	List of Registrant’s Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2011, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/S/ RICHARD RYAN Richard Ryan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2012

/S/ MATTHEW CENAC Matthew Cenac	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2012

/S/ CHARLES FABRIKANT Charles Fabrikant	Executive Chairman and Director (Principal Executive Officer)	February 24, 2012

/S/ OIVIND LORENTZEN Oivind Lorentzen	President, Chief Executive Officer and Director	February 24, 2012

/S/ PIERRE DE DEMANDOLX Pierre De Demandolx	Director	February 24, 2012

/S/ RICHARD M. FAIRBANKS Richard M. Fairbanks	Director	February 24, 2012

/S/ BLAINE V. FOGG Blaine V. Fogg	Director	February 24, 2012

/S/ JOHN C. HADJIPATERAS John C. Hadjipateras	Director	February 24, 2012

/S/ ANDREW R. MORSE Andrew R. Morse	Director	February 24, 2012

/S/ CHRISTOPHER REGAN Christopher Regan	Director	February 24, 2012

/S/ STEVEN WEBSTER Steven Webster	Director	February 24, 2012

/S/ STEVEN J. WISCH Steven J. Wisch	Director	February 24, 2012

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

Management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding SEACOR’s financial controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting – including the possibility of the circumvention or overriding of controls – based on management’s evaluation, management has concluded that SEACOR’s internal control over financial reporting was effective as of December 31, 2011. However, because of changes in conditions, it is important to note that internal control system effectiveness may vary over time.

SEACOR’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, the independent registered public accounting firm that has also audited SEACOR’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on SEACOR’s internal control over financial reporting is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Stockholders and Board of Directors of SEACOR Holdings Inc.

We have audited SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SEACOR Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SEACOR Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SEACOR Holdings Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2011 of SEACOR Holdings Inc. and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of SEACOR Holdings Inc.

We have audited the accompanying consolidated balance sheets of SEACOR Holdings Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEACOR Holdings Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

February 24, 2012

SEACOR HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$467,601	$370,028
Restricted cash	21,281	12,651
Marketable securities	66,898	147,409
Receivables:
Trade, net of allowance for doubtful accounts of $3,652 and $4,212 in 2011 and 2010, respectively	334,863	450,912
Other	54,293	72,448
Inventories	72,660	67,498
Deferred income taxes	11,498	5,442
Prepaid expenses and other	11,453	18,414

Total current assets	1,040,547	1,144,802

Property and Equipment	3,105,295	2,803,754
Accumulated depreciation	(919,223)	(835,032)

Net property and equipment	2,186,072	1,968,722

Investments, at Equity, and Advances to 50% or Less Owned Companies	251,838	182,387
Construction Reserve Funds & Title XI Reserve Funds	259,974	323,885
Goodwill	65,067	61,779
Intangible Assets, Net	21,826	21,169
Other Assets, net of allowance for doubtful accounts of $1,830 in 2010	102,810	57,645

	$3,928,134	$3,760,389

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$41,091	$14,618
Current portion of capital lease obligations	2,368	1,030
Accounts payable and accrued expenses	202,528	322,785
Accrued wages and benefits	37,310	38,842
Accrued interest	7,974	7,625
Accrued income taxes	14,567	15,498
Short sales of marketable securities	22,612	36,076
Accrued capital, repair and maintenance expenditures	7,985	7,462
Deferred revenues	10,022	29,322
Other current liabilities	55,069	62,255

Total current liabilities	401,526	535,513

Long-Term Debt	995,450	697,427
Capital Lease Obligations	3,068	5,493
Deferred Income Taxes	575,303	567,880
Deferred Gains and Other Liabilities	144,724	156,711

Total liabilities	2,120,071	1,963,024

Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 36,444,439 and 36,110,719 shares issued in 2011 and 2010, respectively	364	361
Additional paid-in capital	1,256,209	1,225,296
Retained earnings	1,512,679	1,471,623
Shares held in treasury of 15,511,323 and 14,711,211 in 2011 and 2010, respectively, at cost	(971,687)	(903,004)
Accumulated other comprehensive loss, net of tax	(7,958)	(7,039)

	1,789,607	1,787,237
Noncontrolling interests in subsidiaries	18,456	10,128

Total equity	1,808,063	1,797,365

	$3,928,134	$3,760,389

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	For the years ended December 31,
	2011	2010	2009
Operating Revenues	$2,141,942	$2,649,368	$1,711,338

Costs and Expenses:
Operating	1,708,187	1,930,227	1,185,096
Administrative and general	187,547	192,518	161,998
Depreciation and amortization	156,824	163,490	160,092

	2,052,558	2,286,235	1,507,186

Gains on Asset Dispositions and Impairments, Net	33,950	45,238	27,675

Operating Income	123,334	408,371	231,827

Other Income (Expense):
Interest income	13,756	8,882	4,466
Interest expense	(41,245)	(43,950)	(59,043)
Debt extinguishment losses, net	(99)	(1,460)	(5,587)
Marketable security gains (losses), net	(7,893)	(2,159)	24,059
Derivative gains (losses), net	(36,135)	6,205	10,961
Foreign currency gains (losses), net	816	(6,127)	8,087
Other, net	860	3,717	244

	(69,940)	(34,892)	(16,813)

Income Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	53,394	373,479	215,014

Income Tax Expense (Benefit):
Current	28,420	151,045	19,487
Deferred	(7,235)	(10,371)	63,005

	21,185	140,674	82,492

Income Before Equity in Earnings of 50% or Less Owned Companies	32,209	232,805	132,522
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	9,941	13,179	12,581

Net Income	42,150	245,984	145,103
Net Income attributable to Noncontrolling Interests in Subsidiaries	1,094	1,260	1,293

Net Income attributable to SEACOR Holdings Inc.	$41,056	$244,724	$143,810

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$1.94	$11.43	$7.21
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$1.91	$11.25	$6.57
Weighted Average Common Shares Outstanding:
Basic	21,119,461	21,402,441	19,950,702
Diluted	21,466,843	21,757,217	23,388,168
Special Cash Dividend Declared and Paid Per Common Share of SEACOR Holdings Inc.	$—	$15.00	$—

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share data)

	For the years ended December 31,
	2011	2010	2009
Net Income	$42,150	$245,984	$145,103
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(1,089)	(1,447)	3,187
Reclassification of foreign currency translation adjustments to foreign currency gains (losses), net	342	4	(124)
Derivative losses on cash flow hedges	(3,419)	(7,589)	(1,507)
Reclassification of derivative losses on cash flow hedges to interest expense or equity in earnings of 50% or less owned companies	2,519	3,390	1,193
Other	116	(171)	—

	(1,531)	(5,813)	2,749
Income tax (expense) benefit	494	2,034	(964)

	(1,037)	(3,779)	1,785

Comprehensive Income	41,113	242,205	146,888
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	976	1,260	1,293

Comprehensive Income attributable to SEACOR Holdings Inc.	$40,137	$240,945	$145,595

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Year Ended December 31, 2008	$324	$956,457	$1,402,771	$(724,357)	$(5,045)	$12,078	$1,642,228
Issuance of common stock:
Conversion of debt	27	205,631	—	—	—	—	205,658
Purchase of conversion option in convertible debt	2	11,513	—	—	—	—	11,515
Employee Stock Purchase Plan	—	—	—	2,361	—	—	2,361
Exercise of stock options	1	4,064	—	—	—	—	4,065
Director stock awards	—	374	—	—	—	—	374
Restricted stock and restricted stock units	2	(776)	—	(17)	—	—	(791)
Purchase of treasury shares	—	—	—	(45,854)	—	—	(45,854)
Purchase of conversion options in convertible debt, net of tax	—	(8,804)	—	—	—	—	(8,804)
Amortization of share awards	—	12,993	—	—	—	—	12,993
Cancellation of restricted stock	—	571	—	(571)	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(5,501)	(5,501)
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	3,043	3,043
Disposition of subsidiary with noncontrolling interests	—	—	—	—	—	(27)	(27)
Dividends paid to noncontrolling interests	—	—	—	—	—	(2,257)	(2,257)
Net Income	—	—	143,810	—	—	1,293	145,103
Other comprehensive income	—	—	—	—	1,785	—	1,785

Year Ended December 31, 2009	356	1,182,023	1,546,581	(768,438)	(3,260)	8,629	1,965,891
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,552	—	—	2,552
Exercise of stock options	3	21,561	—	—	—	—	21,564
Director stock awards	—	319	—	—	—	—	319
Restricted stock and restricted stock units	2	1,951	—	131	—	—	2,084
Special Cash Dividend	—	—	(319,682)	—	—	—	(319,682)
Purchase of treasury shares	—	—	—	(137,068)	—	—	(137,068)
Amortization of share awards	—	19,254	—	—	—	—	19,254
Cancellation of restricted stock	—	181	—	(181)			—
Purchase of subsidiary shares from noncontrolling interests	—	7	—	—	—	(46)	(39)
Issuance of noncontrolling interests	—	—	—	—	—	1,410	1,410
Dividends paid to noncontrolling interests	—	—	—	—	—	(1,125)	(1,125)
Net Income	—	—	244,724	—	—	1,260	245,984
Other comprehensive loss	—	—	—	—	(3,779)	—	(3,779)

Year Ended December 31, 2010	361	1,225,296	1,471,623	(903,004)	(7,039)	10,128	1,797,365
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,971	—	—	2,971
Exercise of stock options	1	8,776	—	—	—	—	8,777
Director stock awards	—	363	—	—	—	—	363
Restricted stock and restricted stock units	2	123	—	1	—	—	126
Purchase of treasury shares	—	—	—	(71,290)	—	—	(71,290)
Amortization of share awards	—	21,589	—	—	—	—	21,589
Cancellation of restricted stock	—	365	—	(365)	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	(303)	—	—	—	(2,092)	(2,395)
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	10,284	10,284
Disposition of subsidiary with noncontrolling interests	—	—	—	—	—	(49)	(49)
Issuance of noncontrolling interests	—	—	—	—	—	1,853	1,853
Dividends paid to noncontrolling interests	—	—	—	—	—	(2,644)	(2,644)
Net Income	—	—	41,056	—	—	1,094	42,150
Other comprehensive loss	—	—	—	—	(919)	(118)	(1,037)

Year Ended December 31, 2011	$364	$1,256,209	$1,512,679	$(971,687)	$(7,958)	$18,456	$1,808,063

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$42,150	$245,984	$145,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,824	163,490	160,092
Amortization of deferred gains on sale and leaseback transactions	(22,191)	(17,819)	(16,960)
Debt discount amortization, net	828	768	7,448
Amortization of share awards	21,589	19,254	12,993
Director stock awards	359	303	380
Bad debt expense (income)	(186)	1,330	1,717
Gains on asset dispositions and impairments, net	(33,950)	(45,238)	(27,675)
Debt extinguishment losses, net	99	1,460	5,587
Marketable security (gains) losses, net	7,893	2,159	(24,059)
Purchases of marketable securities	(117,145)	(107,716)	(35,523)
Proceeds from sale of marketable securities	178,016	44,992	61,595
Derivative (gains) losses, net	36,135	(6,205)	(10,961)
Cash settlements on derivative transactions, net	(31,102)	(10,681)	3,786
Foreign currency (gains) losses, net	(816)	6,127	(8,087)
Deferred income tax expense (benefit)	(7,235)	(10,371)	63,005
Equity in earnings of 50% or less owned companies, net of tax	(9,941)	(13,179)	(12,581)
Dividends received from 50% or less owned companies	9,582	17,912	15,920
Other, net	509	(280)	1,068
Changes in operating assets and liabilities:
(Increase) decrease in receivables	108,758	(140,924)	(50,742)
(Increase) decrease in prepaid expenses and other assets	(66)	14,835	(12,183)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(133,523)	233,216	17,695

Net cash provided by operating activities	206,587	399,417	297,618

Cash Flows from Investing Activities:
Purchases of property and equipment	(332,312)	(250,626)	(180,024)
Proceeds from disposition of property and equipment	101,836	361,670	103,739
Cash settlements on derivative transactions, net	6,109	(471)	(771)
Investments in and advances to 50% or less owned companies	(63,043)	(58,612)	(27,453)
Return of investments and advances from 50% or less owned companies	22,312	15,122	2,790
Net advances on revolving credit line to 50% or less owned companies	(4,339)	(9,067)	—
Proceeds on sale of investments in 50% or less owned companies	—	—	136
(Advances) principal payments on third party notes receivable, net	(36,194)	(5,342)	3,009
Net (increase) decrease in restricted cash	(8,630)	21,363	(13,227)
Net (increase) decrease in construction reserve funds and title XI funds	63,911	(34,135)	16,007
Repayments on (investments in) leases, net	8,982	(15,031)	(1,667)
Business acquisitions, net of cash acquired	(90,588)	(5,643)	(4,085)
Cash disposed on sale of subsidiary, net of cash proceeds on sale	—	—	(154)

Net cash provided by (used in) investing activities	(331,956)	19,228	(101,700)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(39,588)	(93,258)	(312,215)
Purchase of conversion option in convertible debt	—	—	(2,030)
Net borrowings (repayments) under inventory financing arrangements	20,210	(21,647)	2,200
Proceeds from issuance of long-term debt, net of offering costs	301,827	38,673	349,297
Special Cash Dividend	—	(319,682)	—
Common stock acquired for treasury	(71,290)	(137,068)	(45,854)
Proceeds and tax benefits from share award plans	11,888	26,225	5,742
Purchase of subsidiary shares from noncontrolling interests	(1,149)	(39)	(1,210)
Cash received from (dividends paid to) noncontrolling interests, net	(915)	285	(2,257)

Net cash provided by (used in) financing activities	220,983	(506,511)	(6,327)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	1,959	(8,010)	871

Net Increase (Decrease) in Cash and Cash Equivalents	97,573	(95,876)	190,462
Cash and Cash Equivalents, Beginning of Year	370,028	465,904	275,442

Cash and Cash Equivalents, End of Year	$467,601	$370,028	$465,904

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Operations. SEACOR Holdings Inc. (“SEACOR”) and its subsidiaries (collectively referred to as the “Company”) are in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas, industrial aviation and marine transportation industries. The Company operates a diversified fleet of offshore support vessels and helicopters servicing oil and gas exploration, development and production facilities worldwide, a fleet of U.S.-flag product tankers that transport petroleum, chemicals and crude products primarily in the U.S. domestic or “coastwise” trade and a fleet of roll-on/roll-off vessels in the shipping trade between the United States, the Bahamas and the Caribbean. In addition, the Company operates a fleet of inland river barges and towboats transporting grain, liquids and other bulk commodities on the U.S. Inland River Waterways. The Company’s environmental services segment primarily provides emergency preparedness and response services to oil, chemical, industrial and marine transportation clients, and government agencies in the United States and abroad. The Company’s commodity trading and logistics segment is an integrated business involved in the purchase, storage, transportation, processing and sale of agricultural and energy commodities.

Basis of Consolidation. The consolidated financial statements include the accounts of SEACOR and its majority-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Noncontrolling interests are included in the consolidated statement of financial position within equity separate from the Company’s equity. The Company reports consolidated net income inclusive of both the Company’s and the noncontrolling interests’ shares and, separately, the amounts of consolidated net income attributable to the Company and noncontrolling interests. If a subsidiary is deconsolidated upon a change in control, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. If a noncontrolled subsidiary is consolidated upon a change in control, any previous noncontrolling equity investment in the subsidiary is measured at fair value and a gain or loss is recognized in equity in earnings based on such fair value.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include those related to deferred revenues, allowance for doubtful accounts, useful lives of property and equipment, impairments, income tax provisions and certain accrued liabilities. Actual results could differ from those estimates and those differences may be material.

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

	2011	2010	2009
Balance at beginning of year	$29,322	$15,015	$3,314
Revenues deferred during the year	8,665	20,259	24,803
Revenues recognized during the year	(26,731)	(5,902)	(13,102)
Write-off of previously deferred revenues	(1,234)	(50)	—

Balance at end of year	$10,022	$29,322	$15,015

As of December 31, 2011, deferred revenues included $9.7 million relating to the time charter of several offshore support vessels operating in the U.S. Gulf of Mexico that are scheduled to be paid through the conveyance of a limited net profit interest in developmental oil-and-gas producing properties owned by a customer. Payments from the conveyance of the limited net profit interest and the timing of such payments are contingent upon production and energy sale prices. Based on the current production payout estimate, the deferred revenues are expected to be paid during 2012. The Company will continue to recognize revenues as cash is received or earlier should future payments become determinable and collectability is reasonably assured. All costs and expenses related to these charters were recognized as incurred.

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

The Company’s Aviation Services segment charters the majority of its helicopters through master service agreements, subscription agreements, day-to-day charter arrangements and contract-leases. Master service agreements and subscription agreements require incremental payments above a fixed monthly fee based on hours flown. These agreements have fixed terms ranging from one month to five years and generally may be cancelled upon 30-days notice. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate. Services provided under contract-leases can include only the equipment, or can include the equipment, logistical and maintenance support, insurance and personnel, or a combination thereof. Fixed monthly fee revenues are recognized ratably over the contract term. Usage or hourly based revenues are recognized as hours are flown. Aviation Services’ air medical services are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure or a fee per completed flight. Fixed monthly revenues are recognized ratably over the month while per hour or per flight based revenues are recognized as hours are flown or flights are completed. Most contracts with hospitals are longer term, but offer either party the ability to terminate with less than six months notice. Aviation Services operates some air medical contracts pursuant to which it collects a fee per flight, either from a hospital or insurance company. With respect to flightseeing activities, Aviation Services allocates block space to cruise lines and sells seats directly to customers with revenues recognized as the services are performed. Aviation Services’ fixed based operation sells fuel on an ad hoc basis and those sales are recognized at the time of fuel delivery. Training revenues are charged at a set rate per training course and include instructors, training materials and flight or flight simulator time, as applicable. Training revenues are recognized as services are provided.

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

The Company’s Marine Transportation Services segment earns revenue from the time charter, bareboat charter and voyage charter of vessels, contracts of affreightment and ship management agreements with vessel owners. Under a time charter, Marine Transportation Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Marine Transportation Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charters and bareboat charters are recognized as services are provided. Voyage contracts are contracts to carry cargos on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargos that are committed on a multi-voyage basis for various periods of time with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage contracts and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred. Ship management agreements typically provide for technical services over a specified period of time, typically a year or more. Revenues from ship management agreements are recognized ratably over the service period.

The Company’s Environmental Services segment earns revenues primarily from emergency response, retainer, consulting and training, project management and remediation services. Emergency response revenues are recognized as services are provided and are dependent on the magnitude and number of individual responses. Retainer agreements with vessel owners generally range from one to three years while retainer agreements with facility owners can be as long as ten years. Such retainer fees are generally recognized ratably over the term of the contract. Consulting and training services fees are recognized as the services are provided based on the contract terms. Project management and remediation services are provided on a time and material basis with revenues recognized as the services are provided or on a fixed fee basis with revenues and expenses recognized upon completion of the contract.

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

Restricted Cash. Restricted cash, consisting primarily of U.S. treasury securities, primarily relates to income generated from the operations of certain of Marine Transportation Services’ U.S.-flag double-hull product tankers (see Note 9).

Marketable Securities. Marketable equity securities with readily determinable fair values and debt securities are reported in the accompanying consolidated balance sheets as marketable securities. These investments are stated at fair value with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income as marketable security gains (losses), net. Short sales of marketable securities are stated at fair value in the accompanying consolidated balance sheets with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income as marketable security gains (losses), net.

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

Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income in the accompanying consolidated statement of comprehensive income to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s equity method investees are also reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage in the investee, with reclassifications and ineffective portions being included in equity in earnings of 50% or less owned companies, net of tax, in the accompanying consolidated statements of income.

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

Inventories. Inventories are stated at the lower of cost (using the first-in, first-out and average cost methods) or market. Inventories consist primarily of fuel and fuel oil in the Company’s Offshore Marine Services, Marine Transportation Services and Inland River Services segments, spare parts and fuel in the Company’s Aviation Services segment, and ethanol in the Company’s Commodity Trading and Logistics segment. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market. During the years ended December 31, 2011, 2010, and 2009, the Company recorded market write-downs of $5.3 million, $5.8 million and $0.4 million related to Commodity Trading and Logistics’ ethanol and rice inventories.

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

As of December 31, 2011, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

Offshore support vessels	20
Helicopters(1)	15
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag tankers	25
Roll-On/Roll-Off (“RORO”) vessels	20
Harbor and offshore tugs	25
Ocean liquid tank barges	25

(1)	Effective July 1, 2011, the Company changed its estimated useful life and salvage value for helicopters from 12 to 15 years and 30% to 40%, respectively, due to improvements in new aircraft models that continue to increase their long-term value and make them viable for operation over a longer period of time. For the six months ended December 31, 2011, the change in estimate increased operating income by $7.6 million, net income by $4.9 million and basic and diluted earnings per share by $0.23.

The Company’s major classes of property and equipment as of December 31 were as follows (in thousands):

	Historical Cost(1)	Accumulated Depreciation	Net Book Value
2011
Offshore support vessels	$921,150	$(355,913)	$565,237
Helicopters	693,197	(153,984)	539,213
Inland river barges and towboats	385,715	(94,064)	291,651
U.S.-flag tankers	317,894	(135,407)	182,487
RORO vessels	17,474	(1,208)	16,266
Harbor and Offshore tugs and ocean liquid tank barges	171,597	(37,871)	133,726
Other(2)	357,975	(140,776)	217,199
Construction in progress	240,293	—	240,293

	$3,105,295	$(919,223)	$2,186,072

2010
Offshore support vessels	$894,677	$(337,696)	$556,981
Helicopters	645,807	(131,926)	513,881
Inland river barges and towboats	355,912	(77,021)	278,891
U.S.-flag tankers	347,011	(140,844)	206,167
RORO vessels	—	—	—
Harbor and Offshore tugs and ocean liquid tank barges	174,761	(32,668)	142,093
Other(2)	265,903	(114,877)	151,026
Construction in progress	119,683	—	119,683

	$2,803,754	$(835,032)	$1,968,722

(1)	Includes property and equipment acquired in business acquisitions and recorded at fair value as of the date of the acquisition.

(2)	Includes oil spill equipment, land and buildings, aviation spares, leasehold improvements, fixed-wing aircraft, vehicles and other property and equipment.

Depreciation expense totaled $150.9 million, $158.3 million and $155.1 million in 2011, 2010 and 2009, respectively.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Aviation Services engages a number of third-party vendors to maintain the engines and certain components on some of its helicopter models under programs known as “power-by-hour” maintenance contracts. These programs require the Company to pay for maintenance service ratably over the contract period, typically based on actual flight hours. Power-by-hour providers generally bill monthly based on hours flown in the prior month, the costs being expensed as incurred. In the event the Company places a helicopter in a program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown since the previous maintenance event. The buy-in charge is normally recorded as a pre-paid expense and amortized as an operating expense over the remaining power-by-hour contract period. If a helicopter is sold or otherwise removed from a program before the scheduled maintenance work is carried out, the Company may be able to recover part of its payments to the power-by-hour provider, in which case the Company records a reduction to operating expenses when it receives the refund.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. Capitalized interest totaled $5.8 million, $3.6 million and $2.3 million in 2011, 2010 and 2009, respectively.

Intangible Assets. The Company’s intangible assets primarily arose from business acquisitions (see Note 4) and consist of non-compete agreements, trademarks and tradenames, customer relationships, software and technology, and acquired contractual rights. These intangible assets are amortized over their estimated useful lives ranging from two to ten years. During the years ended December 31, 2011, 2010 and 2009, the Company recognized amortization expense of $5.9 million, $5.2 million and $5.0 million, respectively.

The Company’s intangible assets by type were as follows (in thousands):

	Non-Compete Agreements	Trademark/ Tradenames	Customer Relationships	Software/ Technology	Acquired Contractual Rights	Total
	Gross Carrying Value
Year Ended December 31, 2009	$1,002	$5,805	$34,107	$600	$4,772	$46,286
Acquired intangible assets	617	70	500	590	1,064	2,841
Foreign currency translation	—	(1)	(6)	—	—	(7)

Year Ended December 31, 2010	1,619	5,874	34,601	1,190	5,836	49,120
Acquired intangible assets	—	—	2,793	—	3,809	6,602
Foreign currency translation	—	—	2	—	—	2
Fully amortized intangible assets	(85)	—	(50)	(600)	—	(735)

Year ended December 31, 2011	$1,534	$5,874	$37,346	$590	$9,645	$54,989

	Accumulated Amortization
Year Ended December 31, 2009	$(434)	$(2,281)	$(16,280)	$(390)	$(3,347)	$(22,732)
Amortization expense	(313)	(578)	(3,559)	(248)	(521)	(5,219)

Year Ended December 31, 2010	(747)	(2,859)	(19,839)	(638)	(3,868)	(27,951)
Amortization expense	(570)	(631)	(3,446)	(208)	(1,092)	(5,947)
Fully amortized intangible assets	85	—	50	600	—	735

Year ended December 31, 2011	$(1,232)	$(3,490)	$(23,235)	$(246)	$(4,960)	$(33,163)

Weighted average remaining contractual life, in years	1.33	3.86	4.88	2.92	6.02	4.94

Future amortization expense of intangible assets for each of the years ended December 31 is as follows (in thousands):

2012	$5,502
2013	4,910
2014	4,332
2015	3,028
2016	1,785
Years subsequent to 2016	2,269

$21,826

Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the carrying values of the assets are reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the years ended 2011, 2010 and 2009, the Company recognized impairment charges of $0.1 million, $19.0 million and $2.3 million, respectively, related to long-lived assets held for use.

During the year ended December 31, 2010, the Seabulk America, a Marine Transportation Services’ U.S.-flag product tanker, had been scheduled to undergo a regulatory drydocking, a requirement for continued operation. Given the prevailing market conditions, the Company deferred the drydocking, laid-up the vessel and recognized an impairment charge of $18.7 million reducing the vessel’s carrying value to its fair value of $5.0 million. During the year ended December 31, 2011, the Company sold the Seabulk America and recognized a gain on the sale of $1.1 million. The Seabulk America had no operating revenues for the year ended December 31, 2011 and contributed operating revenues of $5.2 million and $12.4 million for the years ended December 31, 2010 and 2009, respectively.

Impairment of 50% or Less Owned Companies. The Company performs regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, and when the Company expects the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which the Company has investments. During the year ended December 31, 2009, the Company recognized impairment charges of $1.1 million related to 50% or less owned companies. The Company did not recognize any impairment charges in 2011 or 2010.

Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company uses a discounted future cash flow approach that uses estimates for revenues, costs and appropriate discount rates, among other things. These estimates are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments in 2011, 2010 or 2009.

Business Combinations. The Company recognizes, with certain exceptions, 100 percent of the fair value of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as are certain acquisition-related restructuring costs if the criteria related to exit or disposal cost obligations are met as of the acquisition date. Acquisition-related transaction costs are expensed as incurred and any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of income from the date of acquisition (see Note 4).

Deferred Financing Costs. Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method for term loans and straight line method for revolving credit facilities. Amortization expense for deferred financing costs totaled $0.5 million, $0.5 million and $1.0 million in 2011, 2010 and 2009, respectively, and is included in interest expense in the accompanying consolidated statements of income.

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

Deferred Gains – Equipment Sale-Leaseback Transactions and Financed Equipment Sales. From time to time, the Company enters into equipment sale-leaseback transactions with finance companies or provides seller financing on sales of its equipment to third parties or to noncontrolled 50% or less owned companies. A portion of the gains realized from these transactions is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In sale-leaseback transactions (see Note 4), gains are deferred to the extent of the present value of future minimum lease payments and are amortized as reductions to rental expense over the applicable lease terms. In financed equipment sales (see Note 4), gains are deferred to the extent that the repayment of purchase notes is dependent on the future operations of the sold equipment and are amortized based on cash received from the buyers. Deferred gain activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2011	2010	2009
Balance at beginning of year	$113,871	$58,008	$61,613
Deferred gains arising from equipment sales	14,319	76,914	17,471
Amortization of deferred gains included in operating expenses as reduction to rental expense	(22,191)	(17,819)	(16,960)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(2,947)	(3,232)	(3,487)
Reductions of deferred gains on repurchased equipment and other	(10)	—	(629)

Balance at end of year	$103,042	$113,871	$58,008

Deferred Gains – Equipment Sales to the Company’s 50% or Less Owned Companies. A portion of the gains realized from non-financed sales of the Company’s vessels, helicopters and barges to its 50% or less owned companies is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. Effective January 1, 2009, the Company adopted new accounting rules established by the FASB relating to the sale of its equipment to its noncontrolled 50% or less owned companies. For transactions occurring subsequent to the adoption of the new accounting rules, gains are deferred only to the extent of the Company’s uncalled capital commitments and amortized as those commitments lapse or funded amounts are returned by the noncontrolled 50% or less owned companies. For transactions occurring prior to the adoption of the new accounting rules, gains were deferred and are being amortized based on the Company’s ownership interest, the Company’s uncalled capital commitments, cash received and the applicable equipments’ depreciable lives. Deferred gain activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2011	2010	2009
Balance at beginning of year	$17,965	$35,223	$37,591
Deferred gains arising from equipment sales	—	1,000	—
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(1,437)	(6,063)	(2,368)
Deferred gains recognized on the Seaspraie Acquisition (see Note 4) and included in gains on asset dispositions and impairments, net	—	(12,195)	—

Balance at end of year	$16,528	$17,965	$35,223

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

Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	SEACOR Holdings Inc. Stockholders				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Other Comprehensive Income (Loss)
Year ended December 31, 2008	$(5,045)	$—	$—	$(5,045)	$—
Other comprehensive income (loss)	3,063	(314)	—	2,749	—	$2,749
Income tax (expense) benefit	(1,074)	110	—	(964)	—	(964)

Year ended December 31, 2009	(3,056)	(204)	—	(3,260)	—	$1,785

Other comprehensive loss	(1,443)	(4,199)	(171)	(5,813)	—	$(5,813)
Income tax benefit	504	1,470	60	2,034	—	2,034

Year ended December 31, 2010	(3,995)	(2,933)	(111)	(7,039)	—	$(3,779)

Other comprehensive income (loss)	(629)	(900)	116	(1,413)	(118)	$(1,531)
Income tax (expense) benefit	220	315	(41)	494	—	494

Year ended December 31, 2011	$(4,404)	$(3,518)	$(36)	$(7,958)	$(118)	$(1,037)

Foreign Currency Translation. The assets, liabilities and results of operations of certain SEACOR subsidiaries are measured using their functional currency which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these subsidiaries with SEACOR, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet dates and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements are reported in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income.

Foreign Currency Transactions. Certain SEACOR subsidiaries enter into transactions denominated in currencies other than their functional currency. Gains and losses resulting from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in foreign currency gains (losses), net in the accompanying consolidated statements of income in the period in which the currency exchange rates change.

Earnings Per Share. Basic earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock and if-converted methods. Dilutive securities for this purpose assumes restricted stock grants have vested, common shares have been issued pursuant to the exercise of outstanding stock options and common shares have been issued pursuant to the conversion of all outstanding convertible notes. For the years ended December 31, 2011, 2010 and 2009, diluted earnings per common share of SEACOR excluded 338,920, 281,265 and 810,260, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

Computations of basic and diluted earnings per common share of SEACOR for the years ended December 31 were as follows (in thousands, except share data).

	Net Income	Average o/s Shares	Per Share
2011
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$41,056	21,119,461	$1.94
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	347,382

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$41,056	21,466,843	$1.91

2010
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$244,724	21,402,441	$11.43
Effect of Dilutive Securities:
Options and Restricted Stock	—	354,776

Diluted Earnings Per Common Share of SEACOR Holdings Inc	$244,724	21,757,217	$11.25

2009
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$143,810	19,950,702	$7.21
Effect of Dilutive Securities:
Options and Restricted Stock	—	189,545
Convertible Securities	9,870	3,247,921

Diluted Earnings Per Common Share of SEACOR Holdings Inc	$153,680	23,388,168	$6.57

2.	FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2011
ASSETS
Marketable securities(1)	$33,387	$33,511	$—
Derivative instruments (included in other receivables)	1,095	3,027	—
Construction reserve funds and Title XI reserve funds	259,974	—	—
LIABILITIES
Short sales of marketable securities	22,612	—	—
Derivative instruments (included in other current liabilities)	2,874	10,175	—
2010
ASSETS
Marketable securities(1)	$101,807	$45,602	$—
Derivative instruments (included in other receivables)	14,006	8,158	—
Construction reserve funds and Title XI reserve funds	323,885	—	—
LIABILITIES
Short sales of marketable securities	36,076	—	—
Derivative instruments (included in other current liabilities)	11,555	9,455	—

(1)

Marketable security gains (losses), net include losses of $21.1 million and gains of $2.0 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, related to marketable security positions held by the Company as of December 31, 2011. Marketable security gains (losses), net include losses of $1.1 million and gains of $0.9 million for the years ended December 31, 2010 and 2009, respectively, related to marketable security positions held by the Company as of December 31, 2010. In addition, during the years ended December 31, 2011, 2010 and 2009, the Company recorded dividend income (expense), net on marketable securities of $(0.8) million, $(0.1) million and $0.1 million, respectively and recorded interest income, net on marketable securities of $2.8 million, $3.1 million and $0.7 million, respectively.

As of December 31, 2011, the Company’s Level 2 marketable securities include a $33.4 million investment in 9.25% Senior Secured Notes (the “Notes”) due from Trailer Bridge, Inc. (“Trailer Bridge”). The Company holds a 50.9% interest in the total outstanding Notes. Trailer Bridge filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”) on November 16, 2011. Subsequent to December 31, 2011, Trailer Bridge reached an agreement with a majority of the Note holders, including SEACOR, on a restructuring plan that was submitted to the Bankruptcy Court for approval on January 14, 2012. Under the proposed plan, the Note holders would receive a pro rata share of a new $65.0 million debt instrument and a pro rata share in 91% of the equity interest in the newly restructured company. Existing common shareholders would have the option to receive a 9% equity interest in the newly restructured company or a cash payment of $0.15 per share. If the restructuring plan is approved by the Bankruptcy Court, SEACOR may or may not control Trailer Bridge depending on the number of existing common shareholders who elect cash payments.

The estimated fair value of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands).

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS
Cash, cash equivalents and restricted cash	$488,882	$488,882	$382,679	$382,679
Investments, at cost, in 50% or less owned companies (included in other assets)	9,315	see below	7,847	see below
Notes receivable from other business ventures (included in other receivables and other assets)	55,768	see below	16,554	see below
LIABILITIES
Long-term debt, including current portion	1,036,541	1,058,637	712,045	722,014

The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt was estimated based upon quoted market prices or by using discounted cash flow analyses based on estimated current rates for similar types of arrangements. It was not practicable to estimate the fair value of the Company’s investments, at cost, in 50% or less owned companies because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. It was not practicable to estimate the fair value of the Company’s notes receivable from other business ventures as the overall returns are uncertain due to certain provisions for additional payments contingent upon future events. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The Company’s non-financial assets and liabilities that were measured at fair value during the years ended December 31 were as follows (in thousands):

	Level 1	Level 2	Level 3
2011
ASSETS
Investment in Avion Logistics Limited (included in Investments, at Equity, and Advances to 50% or Less Owned Companies)(1)	$—	$1,000	$—
Investment in Soylutions LLC (included in Investments, at Equity, and Advances to 50% or Less Owned Companies)(2)	—	11,992	—
Investment in Mantenimiento Express Maritimo, S.A.P.I. De C.V. (included in Investments, at Equity, and Advances to 50% or Less Owned Companies)(3)	—	16,415	—
LIABILITIES
Lease Obligations for Helicopters (included in other current liabilities)(4)	—	—	395
2010
ASSETS
Investment in Seaspraie(5)	$—	$56,255	$—
Seabulk America (included in Property and Equipment)(6)	—	5,000	—
Investment in SES-Kazakhstan(7)	—	1,000	—
Held for Sale Helicopter (included in Other Assets)(8)	—	—	200
LIABILITIES
Lease Obligations for Helicopters (included in other current liabilities)(9)	—	—	879

(1)

On June 1, 2011, the Company marked its investment in its Avion Logistics Limited joint venture to fair value following the acquisition of controlling interests (see Note 5). The investments’ fair values were determined based on the Company’s purchase price of the acquired interests.

(2)

On July 29 2011, the Company marked its investment in its Soylutions LLC joint venture to fair value following the acquisition of controlling interests (see Note 5). The investments’ fair values were determined based on the Company’s purchase price of the acquired interests.

(3)	On July 1, 2011, the Company marked its investment in its Mantenimiento Express Maritimo, S.A.P.I. De C.V. joint venture to fair value following the joint venture’s sale of an additional equity interest to an unrelated third party (see Note 5). The investment’s fair value was determined based on the third party’s purchase price of the acquired interest.

(4)	During the year ended December 31, 2011, the Company recorded a gain of $0.2 million to decrease the carrying value of its exit obligations for three leased-in helicopters.

(5)	During the year ended December 31, 2010, the Company marked its investment in its Seaspraie joint venture to fair value following the acquisition of a controlling interest (see Note 4). The investment’s fair value, consisting of barges and financial assets, was primarily based on the sale of similar equipment to an unrelated third party.

(6)	During the year ended December 31, 2010, the Company recorded an impairment charge of $18.7 million to reduce the carrying value of one of its tankers, the Seabulk America, to its fair value. Fair value was determined by an independent market valuation based on the sale of similar equipment.

(7)	During the year ended December 31, 2010, the Company marked its investment in its SES-Kazakhstan joint venture to fair value following the acquisition of a controlling interest (see Note 4). The investment’s fair value was based on the Company’s purchase price of the non-controlling interest.

(8)	During the year ended December 31, 2010, the Company recorded an impairment charge of $0.1 million to reduce its carrying value of one helicopter to fair value.

(9)	During the year ended December 31, 2010, the Company recorded an impairment charge of $0.2 million to increase the carrying value of its exit obligations for three leased-in helicopters.

3.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying consolidated balance sheets. The fair values of the Company’s derivative instruments as of December 31 were as follows (in thousands):

	2011		2010
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Forward currency exchange contracts (fair value hedges)	$—	$—	$1,368	$697
Interest rate swap agreements (cash flow hedges)	—	4,899	—	5,060

	—	4,899	1,368	5,757

Derivatives not designated as hedging instruments:
Options on equities and equity indices	257	1,637	—	1,504
Forward currency exchange, option and future contracts	10	1,128	1,872	329
Interest rate swap agreements	—	3,167	—	2,578
Commodity swap, option and future contracts:
Exchange traded	838	2,089	3,466	9,726
Non-exchange traded	3,017	129	4,938	1,112
U.S. treasury notes, rate locks and bond future and option contracts	—	—	10,520	4

	4,122	8,150	20,796	15,253

	$4,122	$13,049	$22,164	$21,010

Fair Value Hedges. As of December 31, 2010, the Company had designated certain of its forward currency exchange contracts with notional values of €56.0 million as fair value hedges in respect of capital commitments denominated in Euros. During the year ended December 31, 2011, the Company designated €87.3 million and dedesignated €57.8 million notional value of its forward currency exchange contracts as fair value hedges, and €85.5 million notional value of these contracts matured. As of December 31, 2011, the Company had no forward currency exchange contracts designated as fair value hedges. By entering into these forward currency exchange contracts, the Company had fixed a portion of its euro capital commitments in U.S. dollars to protect against currency fluctuations for equipment that was scheduled to be delivered in 2011 through 2013.

The Company recognized gains (losses) on derivative instruments designated as fair value hedges for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2011	2010	2009
Forward currency exchange contracts, effective and ineffective portions	$5,770	$(1,973)	$205
Increase (decrease) in the fair value of hedged items included in property and equipment corresponding to effective portion of derivative (gains) losses	(5,810)	1,855	60

	$(40)	$(118)	$265

Cash Flow Hedges. As of December 31, 2011 and 2010, the Company is a party to various interest rate swap agreements with maturities ranging from 2013 to 2014 which have been designated as cash flow hedges. These agreements call for the Company to pay fixed interest rates ranging from 2.25% to 2.85% on aggregate notional values of $125.0 million and receive a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) on these notional values. As of December 31, 2011, one of the Company’s Offshore Marine Services 50% or less owned companies had entered into an interest rate swap agreement maturing in 2015 that has been designated as a cash flow hedge. This instrument calls for the joint venture to pay a fixed interest rate of 1.48% on the amortized notional value of $19.6 million and receive a variable interest rate based on LIBOR on the amortized notional value. In addition, as of December 31, 2011, one of the Company’s Inland River Services 50% or less owned companies had four interest rate swap agreements with maturities ranging from 2013 to 2015 that have been designated as cash flow hedges. These instruments call for the joint venture to pay fixed rates of interest ranging from 1.53% to 4.16% on the aggregate amortized notional value of $53.7 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.

The Company recognized gains (losses) on derivative instruments designated as cash flow hedges for the years December 31 as follows (in thousands):

	Other comprehensive income (loss)			Derivative gains (losses), net
	2011	2010	2009	2011	2010	2009
Interest rate swap agreements, effective portion	$(3,419)	$(7,589)	$(1,507)	$—	$—	$—
Interest rate swap agreements, ineffective portion	—	—	—	(46)	122	(392)
Reclassification of derivative losses to interest expense or equity in earnings of 50% or less owned companies	2,519	3,390	1,193	—	—	—

	$(900)	$(4,199)	$(314)	$(46)	$122	$(392)

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2011	2010	2009
Options on equities and equity indices	$1,693	$1,578	$3,244
Forward currency exchange, option and future contracts	(620)	3,981	4,055
Interest rate swap agreements	(2,390)	(3,620)	(571)
Commodity swap, option and future contracts:
Exchange traded	(10,815)	(9,581)	(2,278)
Non-exchange traded	4,384	5,344	6,123
U.S. treasury notes, rate locks and bond future and option contracts	(28,301)	8,499	515

	$(36,049)	$6,201	$11,088

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

The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of December 31, 2011, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $56.4 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Mexico, Central and South America, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.

The Company has entered into various interest rate swap agreements maturing in 2012 and 2013 that call for the Company to pay fixed interest rates ranging from 1.79% to 2.59% on aggregate notional values of $95.9 million and receive a variable interest rate based on LIBOR on these notional values. In addition, one of the Company’s Offshore Marine Services 50% or less owned companies has entered into an interest rate swap agreement maturing in 2014. This instrument calls for the joint venture to pay a fixed interest rate of 3.05% on the amortized notional value of $25.6 million and receive a variable interest rate based on LIBOR on the amortized notional value. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company or its joint venture.

The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. In the Company’s commodity trading and logistics business, fixed price future purchase and sale contracts of ethanol and sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sales contracts as well as its inventory balances from market changes. As of December 31, 2011, the net market exposure to ethanol and sugar under these positions was not material. The Company also enters into exchange traded positions (primarily natural gas, crude oil, gasoline, ethanol and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s Offshore Marine Services and Inland River Services business segments. As of December 31, 2011, these positions were not material.

The Company enters and settles various positions in U.S. treasury notes and bonds through rate locks, futures or options on futures tied to U.S. treasury notes. The general purpose of these transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates, which might lead to higher interest costs for the Company. As of December 31, 2011, there were none of these types of positions outstanding.

4.	ACQUISITIONS AND DISPOSITIONS

Lewis & Clark Acquisition. On December 31, 2011, the Company acquired certain assets and liabilities of Lewis & Clark Marine, Inc. and certain related affiliates (“Lewis & Clark”) for $29.6 million. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $1.6 million in goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities.

Windcat Acquisition. On December 22, 2011, the Company acquired 75% of the issued and outstanding shares in Windcat Workboats Holdings Ltd. (“Windcat”) for $21.5 million in cash. Windcat is a UK and Holland based operator of 29 wind farm utility vessels operating in the main offshore wind markets of Europe. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities.

Naviera Acquisition. On December 21, 2011, the Company acquired a 70% controlling interest in SEACOR Colombia Fluvial (MI) LLC for $1.9 million in cash. SEACOR Colombia Fluvial (MI) LLC’s wholly-owned subsidiary Naviera Central S.A. (“Naviera”) is a provider of inland river barge and terminal services in Colombia. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $1.0 million in goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities.

Soylutions Acquisition. On July 29, 2011, the Company obtained a 100% controlling interest in Soylutions LLC (“Soylutions”) through its acquisition of its partner’s interest for $11.9 million in cash (see Note 5). The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities.

G&G Shipping Acquisition. On April 13, 2011, the Company acquired certain real property, eight foreign- flag Roll-on/Roll-off (“RORO”) vessels and a 70% interest in an operating company engaged in the shipping trade between the United States, the Bahamas and the Caribbean. The operating company leases-in the real property and the RORO vessels from the Company. The Company’s purchase price of $33.5 million included cash consideration of $30.3 million and the contribution of a $3.2 million note receivable. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, resulting in $0.6 million of goodwill being recorded. The fair value analysis was finalized in April 2011.

SES Kazakhstan Acquisition. On August 31, 2010, the Company obtained a 100% controlling interest in SES Borkit LLP through its acquisition of its partner’s interest for $1.0 million (cash of $0.6 million and contingent consideration of $0.4 million). Upon acquisition, SES-Borkit LLP was renamed SES-Kazakhstan LLP (“SES-Kazakhstan”). The selling partner has the opportunity to receive additional consideration of up to $0.4 million based on certain performance measures over the period from the date of acquisition through August 2013. As a consequence of the acquisition of a controlling interest, the Company adjusted its investment in SES-Kazakhstan to fair value resulting in the recognition of a $0.5 million gain, net of tax, which is included in equity in earnings of 50% or less owned companies. Following the change in control, the Company consolidated SES-Kazakhstan’s financial position and results of its operations. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities resulting in no goodwill being recorded. The fair value analysis was finalized in August 2011. As of December 31, 2011, no additional consideration was earned by the selling partner.

SEASPRAIE Acquisition. On July 31, 2010, the Company obtained a 100% controlling interest in Seaspraie Holdings LLC (“Seaspraie”) through the redemption of its partner’s interest through the joint venture’s distribution of financial assets and equipment totaling $56.1 million. As a consequence of the acquisition of a controlling interest, the Company adjusted its investment in Seaspraie to fair value resulting in the recognition of a $2.5 million gain, net of tax, which is included in equity in earnings of 50% or less owned companies for the year ended December 31, 2010. In addition, the Company recognized previously deferred gains on asset sales to Seaspraie of $12.2 million. Following the change in control, the Company consolidated Seaspraie’s financial position and results of its operations. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis was finalized in September 2010.

PIER Acquisition. On December 1, 2009, the Company acquired all of the issued and outstanding shares of PIER Systems Inc. (“PIER”), a provider of crisis communication consulting services and software in the United States and abroad, for $2.4 million ($1.7 million paid in 2009 and accrued contingent consideration of $0.7 million being recorded). The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $1.0 million of goodwill being recorded. The fair value analysis was finalized in December 2010. The selling stockholders of PIER have the opportunity to receive additional consideration of up to $1.3 million, of which $0.7 million was accrued at acquisition, based upon certain performance measures over the period from the date of acquisition through May 2011. During the years ended December 31, 2011 and 2010, the Company paid $0.6 million and $0.2 million, respectively, of additional consideration. During the year ended December 31, 2011, the Company accrued additional contingent consideration of $0.1 million as general and administrative expenses in the accompanying consolidated financial statements. As of December 31, 2011, the Company had paid $0.8 million, in the aggregate, of additional consideration.

CBK Acquisition. On December 1, 2009, the Company acquired all of the assets of CBK, Inc., a liquid cargo servicing company, for $0.5 million in cash ($0.3 million paid in 2009 and $0.2 million paid in 2010). The Company performed a fair value analysis and the purchase price was allocated to the acquired assets based on their fair values resulting in $0.3 million in goodwill being recorded. The fair value analysis was finalized in January 2010.

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

Rivers Edge Acquisition. On November 15, 2007, the Company acquired all of the issued and outstanding shares of Rivers Edge Services, Inc. and Kemp’s Rivers Edge Vactor Services, Inc. (collectively referred to as “Rivers Edge”), providers of remediation, demolition, and environmental services in the pacific northwestern United States, for $4.2 million in cash. The selling stockholder of Rivers Edge has the opportunity to receive additional consideration of up to $4.8 million based upon certain performance measures over the period from the date of acquisition through December 31, 2011, which will be recognized by the Company as compensation expense in the period earned. As of December 31, 2011, no additional consideration has been earned by the selling stockholder.

SRI Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Solid Resources, Inc. and Solid Resources, LLC (collectively referred to as “SRI”), providers of environmental services in the southeastern United States. The selling stockholder of SRI has the opportunity to receive additional consideration of up to $39.5 million based upon certain performance measures over the period from the date of acquisition through September 30, 2011, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the year ended December 31, 2011, the Company paid $0.1 million of additional consideration in accordance with the acquisition agreement. During the year ended December 31, 2009, the Company paid $2.1 million of additional consideration in accordance with the acquisition agreement. As of December 31, 2011, the Company has paid $6.1 million, in the aggregate, of additional consideration, which was recorded as additional goodwill.

Link Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Link Associates International Global Limited (“Link”), a provider of environmental consulting services in the United Kingdom for £2.3 million ($4.5 million) in cash. The selling stockholder of Link had the opportunity to receive additional consideration of up to £2.8 million based upon certain performance measures during the period from the date of acquisition through May 31, 2010. During the year ended December 31, 2009, the Company had paid £61,560 ($0.1 million), in the aggregate, of additional consideration, which was recorded as additional goodwill. No additional consideration was earned or paid during the year ended December 31, 2010.

RMA Acquisition. On October 1, 2006, the Company acquired all of the issued and outstanding shares of Response Management Associates, Inc. (“RMA”), a provider of environmental consulting services for $12.5 million. The selling stockholder of RMA has the opportunity to receive additional consideration of up to $8.5 million based upon certain performance measures over the period from the date of the acquisition through September 30, 2012, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the years ended December 31, 2010 and 2009, the Company paid $6.4 million and $0.5 million, respectively, of additional consideration in accordance with the acquisition agreement. As of December 31, 2010, the Company had paid $8.5 million, in the aggregate, of additional consideration, which was recorded as additional goodwill.

Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisitions for the years ended December 31 was as follows (in thousands):

	2011	2010	2009
Trade and other receivables	$2,882	$302	$6,515
Other current assets	1,105	492	2,341
Investments, at Equity, and Advances to 50% or Less Owned Companies	(11,920)	(57,255)	(5,187)
Property and Equipment	137,533	51,771	1,931
Goodwill	3,264	7,276	2,858
Intangible Assets	6,602	2,841	40
Other Assets	3,500	230	204
Accounts payable and other current liabilities	(3,578)	(215)	(1,512)
Long-Term Debt	(37,400)	—	—
Deferred Income Taxes	(1,116)	201	(17)
Other Liabilities	—	—	(45)
Noncontrolling interests in subsidiaries	(10,284)	—	(3,043)

Purchase price(1)	$90,588	$5,643	$4,085

(1)	Purchase price is net of cash acquired (totaling $5.3 million, $1.7 million and $1.9 million in 2011, 2010 and 2009, respectively).

Subsequent Event. Subsequent to December 31, 2011, the Company reached an agreement to acquire 18 lift boats from Superior Energy Services, LLC and affiliates for $134.0 million plus a to be determined amount for working capital. The agreement is subject to certain conditions, including regulatory approval, and is expected to be completed prior to the end of the second quarter of 2012.

Equipment Additions. The Company’s capital expenditures were $332.3 million, $250.6 million and $180.0 million in 2011, 2010 and 2009, respectively. Major equipment placed in service for the years ended December 31 were as follows (unaudited):

	2011(1)	2010	2009
Offshore Support Vessels:
Anchor handling towing supply	—	—	1
Crew	2	1	1
Mini-Supply	1	—	—
Specialty	—	—	1

	3	1	3

Helicopters:
Light helicopters – single engine	1	—	2
Light helicopters – twin engine	3	—	3
Medium helicopters	4	5	1
Heavy helicopters	1	1	2

	9	6	8

Inland River dry cargo barges	55	113	—

Inland River liquid tank barges	2	17	—

Inland River towboats	—	—	3

Harbor Tugs	1	1	—

Ocean liquid tank barges	—	—	3

(1)	Excludes eight RORO vessels acquired in the G&G Shipping Acquisition and 29 wind farm utility vessels acquired in the Windcat Acquisition.

Equipment Dispositions. The Company sold property and equipment for $101.8 million, $361.7 million, and $103.7 million in 2011, 2010 and 2009, respectively. Major equipment dispositions for the years ended December 31 were as follows (unaudited):

	2011(1)	2010	2009(2)
Offshore Support Vessels:
Anchor handling towing supply	1	3	1
Crew	6	2	9
Mini-supply	—	1	4
Standby Safety	1	—	—
Supply	1	—	1
Towing supply	1	2	2
Specialty	1	—	2

	11	8	19

Helicopters:
Light helicopters – single engine	3	—	1
Light helicopters – twin engine	3	2	4
Medium helicopters	2	—	—
Heavy helicopters	3	—	1

	11	2	6

Inland River dry cargo and deck barges	6	60	5

Inland River liquid tank barges	1	—	—

Inland River towboats	1	—	3

Tankers	1	2	—

Harbor tugs	2	—	4

Ocean liquid tank barges	—	1	—

(1)	Excludes four crew and one mini-supply vessels operated by Offshore Marine Services’ Mexican joint venture (see Note 5) and includes one helicopter previously removed from service.

(2)	Excludes one specialty vessel contributed to the Sea-Cat Crewzer joint venture (see Note 5) and one mini-supply vessel and two helicopters removed from service and includes the sale of one harbor tug previously removed from service.

Equipment dispositions during the year ended December 31, 2011 included the sale and leaseback of one anchor handling towing supply vessel for $36.3 million with a lease terms of 84 months. Gains of $7.7 million related to the sale-leaseback were deferred and are being amortized over the minimum lease period (see Note 1). The Company also financed the sale of one offshore support vessel and one helicopter to certain of the Company’s 50% or less owned companies for $19.1 million, in the aggregate (see Note 5). Gains of $6.6 million from these sales were deferred and will be recognized as payments are received under the terms of the financing (see Note 1).

Equipment dispositions during the year ended December 31, 2010 included the sale and leaseback of one anchor handling towing supply vessel and two double-hull product tankers for $217.3 million, in the aggregate, with lease terms ranging from 60 to 158 months. Gains of $75.7 million related to these sale-leasebacks were deferred and are being amortized over their respective minimum lease periods (see Note 1). The Company also financed the sale of one crew vessel to an unrelated third party for $1.5 million and deferred gains of $1.2 million from the sale that will be recognized as payments are received under the terms of the financing (see Note 1). The Company sold one anchor handling towing supply vessel and 60 dry cargo barges to certain of the Company’s 50% or less owned companies for $59.1 million, in the aggregate. Gains of $1.0 million from these sales were deferred (see Note 1) as a result of uncalled capital commitments (see Note 5).

With respect to the sale-leaseback of the two double-hull product tankers in 2010, each tanker was sold and leased back by a wholly-owned subsidiary of the Company with minor continuing obligations attributable to SEACOR. The lease payments, lease periods and option renewal periods of the leasebacks are identical to and offset existing long-term bareboat charter-out arrangements the Company has with a customer. As a result, the future profits recognized from these two tankers will consist entirely of the amortization of the deferred gains of $69.3 million at the time of the sale-leaseback. The selling subsidiaries’ ability to meet their obligations under the leasebacks is dependent upon the offsetting bareboat charter-out arrangements with the customer.

Equipment dispositions during the year ended December 31, 2009 included the sale and leaseback of three inland river towboats for $17.7 million, in the aggregate, with lease terms of 84 months. Gains of $14.1 million related to these sale-leasebacks were deferred and are being amortized over the minimum lease period (see Note 1). The Company also financed the sale of five crew vessels to unrelated third parties for $14.1 million, in the aggregate (see Note 5). Gains of $3.4 million from these sales were deferred and will be recognized as payments are received under the terms of the financing (see Note 1).

Subsequent Event. Environmental Services’ business is conducted through SEACOR Environmental Services Inc. (“SES”) and O’Brien’s Response Management Inc. (“ORM”). SES includes National Response Corporation, one of the largest providers of oil spill response services in the United States; NRC Environmental Services Inc., a leading provider of environmental and industrial services on the West Coast of the United States; SEACOR Response Ltd., which provides oil spill and emergency response services to customers in various international markets; and certain other subsidiaries (collectively the “SES Business”). On February 7, 2012, SEACOR announced it had reached an agreement to sell the SES Business to J.F. Lehman & Company, a leading, middle-market private equity firm, for $97.0 million, subject to a post-closing working capital adjustment and contingent consideration equal to a portion of revenues generated by any extraordinary oil spill response that occurs within three years following the closing. The closing of the transaction is conditioned upon the buyer obtaining certain debt financing and other customary conditions. Either the Company or the buyer may terminate the stock purchase agreement if the closing has not occurred by March 31, 2012. The transaction does not include ORM, a leading provider of crisis and emergency preparedness and response services. Summarized selected operating results of the SES Business for the years ended December 31 were as follows (in thousands):

	2011	2010	2009
Operating Revenues	$131,346	$681,082	$104,478
Operating Income	13,012	139,771	3,906
Segment Profit	13,030	140,392	4,210

5.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

	Ownership	2011	2010
Illinois Corn Processing	50.0%	$32,046	$31,621
SCFCo Holdings	50.0%	25,302	23,810
DHC	50.0%	25,128	19,701
Hawker Pacific	34.2%	23,807	24,787
MexMar	49.0%	17,118	—
Bunge-SCF Grain	50.0%	16,577	150
Avion	39.1%	15,171	9,336
SeaJon	50.0%	12,284	—
Nautical Power	50.0%	10,248	12,551
Dynamic Offshore	20.0%	10,149	—
Aeroleo	50.0%	9,160	—
Sea-Cat Crewzer	50.0%	7,493	10,483
Era do Brazil	50.0%	6,744	—
C-Lift	50.0%	6,249	7,605
Soylutions	50.0%	—	8,244
Avion Logistics Limited	50.0%	—	570
Other	20.0% – 50.0%	34,362	33,529

		$251,838	$182,387

Combined Condensed Financials. Summarized financial information for the Company’s investments, at equity, as of and for the years ended December 31 was as follows (in thousands):

	2011	2010
Current assets	$373,360	$296,557
Noncurrent assets	550,843	409,834
Current liabilities	253,502	153,643
Noncurrent liabilities	236,994	255,842

	2011	2010	2009
Operating Revenues	$791,425	$360,923	$259,720
Costs and Expenses:
Operating and administrative	733,239	279,199	173,230
Depreciation	35,990	28,291	22,122

	769,229	307,490	195,352

Operating Income	$22,196	$53,433	$64,368

Net Income (Loss)	$(1,932)	$37,146	$43,631

As of December 31, 2011 and 2010, cumulative undistributed net earnings of 50% or less owned companies accounted for by the equity method included in the Company’s consolidated retained earnings were $18.7 million and $53.6 million, respectively.

Illinois Corn Processing. On November 20, 2009, the Company and an ingredients and distillery product manufacturer formed Illinois Corn Processing LLC (“ICP”), a 50-50 joint venture to own and operate an alcohol manufacturing facility dedicated to the production of alcohol for beverage, industrial and fuel applications. The Company’s joint venture partner contributed a previously shuttered manufacturing plant and then immediately sold a 50% interest to the Company for $15.0 million in cash. The Company also provided to ICP a $10.0 million term loan with a maturity in November 2014 and a $20.0 million revolving line of credit with a maturity in November 2012 subject to certain borrowing restrictions. During the year ended December 31, 2010, the Company and its joint venture partner each contributed an additional $1.0 million to acquire certain equipment. During the years ended December 31, 2010 and 2009, the Company advanced $8.0 million and $2.0 million, respectively, under the term loan. During the years ended December 31, 2011 and 2010, the Company received principal repayments of $1.7 million and $2.4 million, respectively. During the years ended December 31, 2011 and 2010, the Company made net advances of $4.3 million and $9.1 million, respectively, under the revolving line of credit. As of December 31, 2011, the outstanding balances under the term loan and revolving line of credit were $6.6 million and $13.7 million, respectively, inclusive of any unpaid and accrued interest. On January 31, 2012, the Company acquired an additional 20% interest in ICP for $9.1 million. ICP had operating revenues of $238.2 million and $117.3 million for the years ended December 31, 2011 and 2010, respectively.

SCFCo Holdings. SCFCo Holdings LLC (“SCFCo”) was established to operate towboats and dry cargo barges on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. At various times, SCFCo has agreed to expand its operations through additional capital contributions and bank financing. During the years ended December 31, 2011 and 2010, the Company contributed additional capital of $0.8 million and $10.2 million, respectively, to fund SCFCo’s expansion. The Company made no capital contributions during the year ended December 31, 2009. Additionally, during the years ended December 31, 2011 and 2010, the Company provided net temporary working capital advances of $0.3 million and $2.2 million, respectively, of which $2.3 million remained outstanding as of December 31, 2011. During the year ended December 31, 2010, the Company sold 60 barges to the joint venture for proceeds of $25.8 million. The Company sold no equipment to the joint venture in 2011 and 2009.

DHC. A wholly owned subsidiary of the Company, Era DHS LLC, acquired 49% of the capital stock of Dart Helicopter Services LLC (“Dart”), a sales, marketing and parts manufacturing organization based in North America that engineers and manufactures after-market parts and equipment for sale to helicopter manufacturers and operators. During 2009, the Company provided a $0.3 million loan to Dart with a maturity of June 2012 and an annual interest rate of 5%, which is payable quarterly and the principal due at maturity. On February 28, 2011, the Company made an additional investment of $5.0 million in Dart and, on July 31, 2011, contributed its ownership in Dart to Dart Holding Company Ltd. (“DHC”) in exchange for a 50% interest in DHC and a note receivable of $5.1 million. The note receivable bears an interest rate of 4.0% per annum, required quarterly principal and interest payments and matures July 31, 2023. During the years ended December 31, 2011, 2010 and 2009, the Company purchased $2.3 million, $1.1 million and $1.1 million, respectively of products from Dart and DHC. During the years ended December 31, 2010 and 2009, the Company received management fees of $0.2 million and $0.2 million, respectively. The management fees earned during the year ended December 31, 2011 were not material.

Hawker Pacific. On December 15, 2010, the Company acquired a 32.5% interest in Hawker Pacific Airservices, Limited (“Hawker Pacific”), an aviation sales and support organization and a distributor of aviation components from some of the world’s leading manufacturers, for $25.0 million in cash. On June 1, 2011, the Company contributed its ownership in Avion Logistics Limited (“ALL”), valued at $2.0 million, to Hawker Pacific for an additional 1.7% ownership interest bringing its total ownership percentage to 34.2%. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill. The fair value analysis was completed in December 2011.

MexMar. On July 1, 2011, Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), a Mexican joint venture that operates six offshore support vessels in Mexico, executed a business reorganization plan and issued an additional equity interest to an unrelated third party for $17.1 million in cash. Subsequent to the reorganization and issuance of the additional equity interest, the Company recognized an $8.4 million gain, net of tax, which is included in equity in earnings in 50% or less owned companies in the accompanying consolidated statements of income, and received $14.9 million on the net repayment of outstanding advances from MexMar. Following the reorganization the Company has a 49% interest in MexMar. During the year ended December 31, 2011, the Company received $0.1 million of vessel management fees from this joint venture.

Bunge-SCF Grain. On September 29, 2010, the Company formed a 50/50 joint venture Bunge-SCF Grain LLC (“Bunge-SCF”) with Bunge North America, Inc. to construct a terminal grain elevator in Fairmont City, Illinois. During the years ended December 31, 2011 and 2010, the Company and its partner each contributed $17.3 million and $0.2 million, respectively in cash to the joint venture. The terminal grain elevator is expected to be completed in the second quarter of 2012. In addition, beginning July 29, 2011, Bunge-SCF Grain began operating and managing the Company’s grain storage and handling facility in McLeansboro, Illinois, for which the Company received $0.3 million in rental income.

Avion. On February 27, 2006, the Company purchased a 27.8% interest in Avion Pacific Limited (“Avion”), a distributor of aircraft and aircraft related parts for $2.6 million and during the year ended December 31, 2008, invested an additional $1.0 million to increase its ownership to 39.1%. During the year ended December 31, 2011 and 2010, the Company made advances of $9.5 million and $2.0 million, respectively, to Avion. The Company made no advances to Avion during the year ended December 31, 2009. For the years ended December 31, 2011, 2010 and 2009, the Company received repayments of $4.6 million, $0.9 million and $1.1 million, respectively, from Avion on the advances. As of December 31, 2011 and 2010, the Company had outstanding loans to Avion totaling $9.7 million and $4.8 million, respectively.

SeaJon. On April 22, 2010, the Company formed a 50/50 joint venture SeaJon LLC (“SeaJon”) with Great Lakes ATB, LLC. Each partner in SeaJon is party to a contract to construct an articulated tug-barge and SeaJon was established to own the completed articulated tug-barge, which will be used in the Great Lakes trade. On April 7, 2011, each partner contributed its ownership interest in the newly constructed tug in exchange for an ownership interest in SeaJon. As of December 31, 2011, the tug was idle pending the completion of the barge in the first quarter of 2012. Upon completion and acceptance, the barge will also be contributed to SeaJon by the partners in exchange for an additional ownership interest.

Nautical Power. On June 23, 2003, the Company and another offshore operator formed Nautical Power, LLC (“Nautical Power”) a 50/50 joint venture to operate one offshore support vessel. Nautical Power bareboat charters the vessel from a leasing company and that charter terminates in 2012. The Company is a guarantor of 50% of the charter payments and its guarantee reduces as payments are made. As of December 31, 2011, the Company’s guarantee was $0.5 million.

Dynamic Offshore Drilling. On April 4, 2011, the Company acquired a 20% interest in Dynamic Offshore Drilling Ltd. (“Dynamic”), a company established to construct and operate jack-up drilling rigs, for $10.0 million. The first jack-up drilling rig is currently under construction in Singapore and is scheduled for delivery in the first quarter of 2013.

Aeroleo. On July 1, 2011, the Company acquired a 50% economic interest and a 20% voting interest in Aeroleo Taxi Aereo S/A (“Aeroleo”), a Brazilian entity that provides helicopter transport services to the Brazilian offshore oil and gas industry, for $4.8 million in cash. The Company and its partner each loaned Aeroleo $6.0 million at an interest rate of 6% per annum. The note requires monthly interest payments and matures in June 2013. The Company leases helicopters to Aeroleo and for the period July 1, 2011 through December 31, 2011, the Company recognized $14.0 million of operating revenues from these leases of which $3.0 million was outstanding as of December 31, 2011.

Sea-Cat Crewzer. On July 27, 2009, the Company and another offshore support vessel operator formed Sea-Cat Crewzer LLC (“Sea-Cat Crewzer”), a 50-50 joint venture to own and operate two high speed offshore catamaran crew boats. Each partner contributed one high speed offshore catamaran crew boat and cash with a combined value of $17.3 million. The Company contributed one high speed offshore catamaran crew boat valued at $14.7 million and cash of $2.6 million. In addition, immediately prior to the formation of the joint venture, the Company sold one high speed offshore catamaran crew boat to its joint venture partner for $16.9 million, who then contributed the vessel to the joint venture along with $0.4 million in cash. During the year ended December 31, 2010, Sea-Cat Crewzer entered into a $22.0 million term loan and upon funding distributed $9.0 million to each of its partners. The Company is a guarantor of 50% of Sea-Cat Crewzer’s debt and the amount of the guarantee declines as principal payments are made and will terminate when the debt is repaid. As of December 31, 2011, the Company’s guarantee was $9.8 million. During the years ended December 31, 2011, 2010 and 2009, the Company received $0.7 million, $0.7 million and $0.3 million, respectively, of vessel management fees from this joint venture.

Era do Brazil. On July 1, 2011, the Company and its partner each contributed $4.8 million in cash to Era do Brazil LLC (“Era do Brazil”), a 50-50 joint venture. Era do Brazil immediately acquired a helicopter, subject to a lease to Aeroleo, from the Company for $11.5 million ($9.5 million in cash and a $2.0 million note payable). The note payable bears an interest rate of 7.0% per annum, requires 60 monthly principal and interest payments, and is secured by the helicopter and the Aeroleo lease. The Company provides maintenance services to Era do Brazil and for the period July 1, 2011 through December 31, 2011, the Company recognized $0.3 million of operating revenues from these services all of which was outstanding as of December 31, 2011.

C-Lift. On April 28, 2006, the Company and another offshore operator formed C-Lift LLC (“C-Lift”) a 50/50 joint venture established to construct and operate two lift boats. The Company is a guarantor of 50% of C-Lift’s outstanding debt and its guarantee declines as principal payments are made and will terminate when the debt is repaid. The debt matures in 2015. As of December 31, 2011, the Company’s guarantee was $12.8 million.

Soylutions. On July 29, 2011, the Company obtained a 100% controlling interest in Soylutions through its acquisition of its partner’s 50% interest for $11.9 million in cash (see Note 4). Upon the acquisition, the Company adjusted its investment in Soylutions to fair value resulting in the recognition of a gain of $2.3 million, net of tax, which is included in equity in earnings in 50% or less owned companies in the accompanying consolidated statements of income.

Avion Logistics Limited. On June 1, 2011, the Company acquired a 100% controlling interest in Avion Logistics Limited (“ALL”) through its acquisition of its partner’s 50% interest for $1.0 million in cash. Upon acquisition, the Company adjusted its investment in ALL to fair value resulting in the recognition of a gain of $0.3 million, net of tax, which is included in equity in earnings of 50% or less owned companies. Following this change in control, the Company contributed its ownership interest in ALL to Hawker Pacific for an additional 1.7% interest in Hawker Pacific.

Other. The Company has other joint ventures within its Offshore Marine Services, Aviation Services, Inland River Services and Environmental Services business segments.

The Company’s other Offshore Marine Services joint ventures operate six vessels, five owned and one bareboat chartered-in. During the year ended December 31, 2011 the Company made no additional capital contributions to these joint ventures. During the years ended December 31, 2010 and 2009, the Company made aggregate additional capital contributions to these joint ventures of $2.7 million and $0.3 million, respectively. Certain of these offshore marine joint ventures obtained bank debt to finance the acquisition of offshore support vessels from the Company. Under the terms of the debt, the bank has the authority to require the parties of these joint ventures to fund uncalled capital commitments, as defined in the joint ventures’ partnership agreements, under certain circumstances. In such event, the Company would be required to contribute its allocable share of uncalled capital, which was $2.5 million, in the aggregate, as of December 31, 2011. During the year ended December 31, 2011, the Company sold one offshore marine vessel to one of its joint ventures for $7.6 million. The Company manages these vessels on behalf of the joint ventures and guarantees the outstanding charter receivables of one of the joint ventures if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of December 31, 2011, the Company’s contingent guarantee of outstanding charter receivables was $0.9 million. During the years ended 2011, 2010 and 2009, the Company received $0.6 million, $0.3 million and $0.5 million, respectively, of vessel management fees from these joint ventures.

The Company’s other Aviation Services joint ventures include a flight training center and a helicopter operation in Spain. During the years ended December 31, 2011, 2010 and 2009, the Company provided helicopter, management and other services totaling $0.7 million, $0.6 million and $0.4 million, respectively, and paid simulator fees of $0.1 million, $0.3 million and $0.1 million in 2011, 2010 and 2009, respectively to one of these joint ventures. During the year ended December 31, 2011 and 2010, the Company advanced $1.2 million and $3.2 million, respectively to one of these joint ventures.

The Company’s other Inland River Services joint ventures operate six inland river towboats, a dry cargo vessel and a fabrication facility. During the year ended December 31, 2010, the Company made additional capital contributions of $0.2 million in the aggregate.

6.	THIRD PARTY NOTES RECEIVABLE

From time to time, the Company engages in lending and leasing activities involving various types of equipment. The Company recognizes interest income as payments are due, typically monthly, and expenses all costs associated with its lending and leasing activities as incurred. During the year ended December, 31, 2011, these activities included advances of $22.2 million for two notes receivable secured by fixed wing aircraft and certain spare parts. Both notes receivable are for five years, one of which requires 59 monthly principal and interest payments and a final balloon payment, and the other requires quarterly payments of principal and interest, subject to certain prepayment provisions based on the sale of spare parts. These activities also included an advance of $14.5 million for a note receivable secured by an offshore support vessel that is managed by the Company. This note receivable requires monthly payments of principal and interest and a final balloon payment. The overall returns on these notes receivable are uncertain due to certain provisions for additional payments contingent upon future events. As of December 31, 2011, none of the Company’s third party notes receivable are past due or in default and the Company has made no provisions for credit losses.

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

As of December 31, 2011 and 2010, the Company’s construction reserve funds of $250.4 million and $314.3 million, respectively, are classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Construction reserve fund transactions for the years ended December 31 were as follows (in thousands):

	2011	2010	2009
Withdrawals	$(82,553)	$(56,727)	$(70,009)
Deposits	18,642	97,846	55,269

	$(63,911)	$41,119	$(14,740)

8.	INCOME TAXES

Income before income tax expense (benefit) and equity in earnings of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 were as follows (in thousands):

	2011	2010	2009
United States	$65,831	$347,423	$151,814
Foreign	(7,508)	17,141	50,975
Eliminations and other	(4,929)	8,915	12,225

	$53,394	$373,479	$215,014

As of December 31, 2011, cumulative undistributed net earnings of foreign subsidiaries included in the Company’s consolidated retained earnings were $131.2 million.

The Company files a consolidated U.S. federal tax return. The components of income tax expense (benefit) for the years ended December 31 were as follows (in thousands):

	2011	2010	2009
Current:
State	$2,505	$12,115	$3,278
Federal	14,977	126,992	5,723
Foreign	10,938	11,938	10,486

	28,420	151,045	19,487

Deferred:
State	(1,845)	(1,386)	1,901
Federal	(5,285)	(9,035)	61,152
Foreign	(105)	50	(48)

	(7,235)	(10,371)	63,005

	$21,185	$140,674	$82,492

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31:

	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
Non-deductible expenses	1.8%	0.6%	1.5%
State effective tax rate changes	(3.3)%	(0.4)%	1.0%
State taxes	2.9%	2.2%	0.9%
Other	3.3%	0.3%	0.0%

	39.7%	37.7%	38.4%

During the years ended December 31, 2011, 2010 and 2009, the Company recognized an income tax benefit of $1.7 million, an income tax benefit of $1.7 million, and an income tax expense of $2.2 million, respectively, on adjustments to state tax liabilities resulting from changes in state tax apportionment factors.

The components of the net deferred income tax liabilities for the years ended December 31 were as follows (in thousands):

	2011	2010
Deferred tax liabilities:
Property and Equipment	$514,764	$510,415
Unremitted earnings of foreign subsidiaries	39,640	42,652
Investments in 50% or Less Owned Companies	14,675	9,186
Long-term Debt	15,627	15,627
Other	14,591	18,406

Total deferred tax liabilities	599,297	596,286

Deferred tax assets:
Foreign tax credit carryforwards	4,697	11,007
Share award plans	10,473	4,802
Other	27,848	25,698

Total deferred tax assets	43,018	41,507
Valuation allowance	(7,526)	(7,659)

Net deferred tax assets	35,492	33,848

Net deferred tax liabilities	$563,805	$562,438

As of December 31, 2011, the Company has foreign tax credit carryforwards of $4.7 million that expire from 2012 through 2015. The Company believes it is more likely than not that the Company’s foreign tax credit carryforwards, with the exception of $3.1 million, will be utilized through the turnaround of existing temporary differences, future earnings, tax strategies or a combination thereof.

During the year ended December 31, 2011, the Company decreased its valuation allowance for state net operating loss carryforwards by $0.2 million to $4.4 million.

The Company records an additional income tax benefit or expense based on the difference between the fair market value of share awards at the time of grant and the fair market value at the time of vesting or exercise. For the years ended December 31, 2011 and 2010, an additional net income tax benefit was recorded in stockholders’ equity of $1.8 million and $4.9 million, respectively. For the year ended December 31, 2009, an additional net income tax expense was recorded in stockholders’ equity of $0.2 million.

9.	LONG-TERM DEBT

The Company’s borrowings as of December 31 were as follows (in thousands):

	2011	2010
7.375% Senior Notes (excluding unamortized discount of $1.3 million)	$233,500	$233,500
5.875% Senior Notes (excluding unamortized discount of $0.2 million)	176,519	178,724
Title XI Bonds (excluding unamortized discount of $10.3 million)	95,906	100,760
SEACOR Revolving Credit Facility	175,000	125,000
ERA Group Inc. Senior Secured Revolving Credit Facility	252,000	—
Other (excluding unamortized discount of $1.0 million)	116,423	87,805

	1,049,348	725,789
Portion due within one year(1)	(41,091)	(14,618)
Debt discount, net	(12,807)	(13,744)

	$995,450	$697,427

(1)

Excludes $176.5 million, in principal amount, of the Company’s 5.875% Senior Notes due in 2012 as the Company has the ability and current intent to repay the outstanding balance by drawing on the SEACOR Revolving Credit Facility, which matures in 2013.

The Company’s long-term debt maturities for the years ended December 31 are as follows (in thousands):

2012	$41,091
2013	365,810
2014	14,957
2015	44,962
2016	264,689
Years subsequent to 2016	317,839

$1,049,348

7.375% Senior Notes. On September 24, 2009, SEACOR issued $250.0 million aggregate principal amount of its 7.375% Senior Notes due October 1, 2019 (the “7.375% Senior Notes”) and received net proceeds of $245.9 million. The 7.375% Senior Notes were issued under a supplemental indenture dated as of September 24, 2009 (the “2009 Supplemental Indenture”) to the base indenture relating to SEACOR’s senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee. Interest on the 7.375% Senior Notes is payable semi-annually on April 1 and October 1 of each year. The 7.375% Senior Notes may be redeemed at any time, in whole or in part, at a price equal to the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified “make-whole” premium. The 2009 Supplemental Indenture contained covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined, and certain restrictions on SEACOR consolidating with or merging into any other Person, as defined. During the year ended December 31, 2010, the Company purchased $16.5 million, in principal amount, of its 7.375% Senior Notes for $17.3 million, resulting in a loss on debt extinguishment of $1.1 million.

2.875% Convertible Debentures. On December 17, 2004, SEACOR completed the sale of $250.0 million aggregate principal amount of its 2.875% Convertible Debentures due December 15, 2024 (the “2.875% Convertible Debentures”). During 2009, the Company’s outstanding Convertible Debentures were purchased through open market transactions, converted into shares of SEACOR common stock, par value $0.01 per share (“Common Stock”) by the debenture holders, or redeemed in cash. Total consideration paid by the Company on these settlements of the Convertible Debentures was $253.8 million, including 2,918,977 shares of Common Stock valued at $217.2 million and $36.6 million in cash. Consideration of $240.3 million, including Common Stock valued at $205.7 million and $34.6 million in cash, was allocated to the settlement of long-term debt resulting in a debt extinguishment loss of $9.4 million, which is included in the accompanying consolidated statements of income. Consideration of $13.5 million, including Common Stock valued at $11.5 million and $2.0 million in cash, was allocated to the purchase of the conversion option embedded in the Convertible Debentures as included in the accompanying consolidated statements of changes in equity.

5.875% Senior Notes. In 2002, SEACOR sold $200.0 million aggregate principal amount of its 5.875% Senior Notes due October 1, 2012 (the “5.875% Senior Notes”). The 5.875% Senior Notes were issued under a supplemental indenture dated as of September 27, 2002 (the “2002 Supplemental Indenture”) to the base indenture relating to SEACOR’s senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee. Interest on the 5.875% Senior Notes is payable semi-annually on April 1 and October 1 of each year. The 5.875% Senior Notes may be redeemed at any time, in whole or in part, at a price equal to the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified “make-whole” premium. The 2002 Supplemental Indenture contained covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined, and certain restrictions on SEACOR consolidating with or merging into any other Person, as defined. During the year ended December 31, 2011, the Company purchased $2.2 million, in principal amount, of its 5.875% Senior Notes for $2.3 million, resulting in a loss on debt extinguishment of $0.1 million. During the year ended December 31, 2010, the Company purchased $2.4 million, in principal amount, of its 5.875% Senior Notes for $2.5 million, resulting in a loss on debt extinguishment of $0.1 million. Subsequent to December 31, 2011, the Company purchased $5.5 million, in principal amount, of its 5.875% Senior Note for $5.7 million, resulting in a loss on debt extinguishment of $0.2 million.

Title XI Bonds. Five double-hull product and chemical tankers were financed through the issuance of seven U.S. Government Guaranteed Ship Financing Bonds (the “Title XI Bonds” or “Title XI financing”) bearing interest at rates ranging from 6.50% to 7.54% with semi-annual principal and interest payments and maturing through June 2024. During the year ended December 31, 2010, the Company redeemed all of the outstanding bonds on two of the double-hull product and chemical tankers, in principal amount of $61.9 million, for an aggregate purchase price of $63.0 million, including a make-whole premium, resulting in a loss on debt extinguishment of $0.2 million. Following the redemption, three series of the Title XI bonds remained outstanding, one each for three double-hull product and chemical tankers (the “Title XI tankers”) owned by subsidiaries of the Company (the “Title XI companies”), each with an interest rate of 6.50%.

A percentage of earnings attributable to each of the Title XI tankers’ operations is required to be deposited into Title XI reserve fund bank accounts. Cash held in these accounts is invested as prescribed by Title XI financing agreements. Withdrawals from these accounts are permitted for limited purposes, subject to the prior approval of the U.S. Maritime Administration. As of December 31, 2011 and 2010, the Title XI reserve fund account balances were $9.6 million and $9.6 million, respectively. During the year ended December 31, 2010, $7.0 million of Title XI reserve funds were released following the redemption of the bonds, as described above.

The Title XI financing agreements contain covenants restricting cash distributions subject to certain financial tests. Failure to meet these financial tests, among other things, restricts Title XI companies from (1) distributing capital; (2) paying dividends; (3) increasing employee compensation and paying other indebtedness; (4) incurring additional indebtedness; (5) making investments and (6) acquiring fixed assets. Cash distributions (as defined in the Title XI financing agreements) from a Title XI company are prohibited until such company achieves certain levels of working capital. As of December 31, 2011 and 2010, the Title XI companies held $18.7 million and $12.7 million in restricted cash that was limited in use for the operation of the tankers and cannot be used to fund the Company’s general working capital requirements. As of December 31, 2011, the Title XI companies had net assets of $82.8 million.

In the event of default (as defined in the Title XI financing agreements), all of the Title XI tankers, in addition to the assignment of earnings relating to those vessels and the funds on deposit in the Title XI reserve fund accounts, serve as collateral for the repayment of the Title XI Bonds. The aggregate net book value as of December 31, 2011 of the Title XI tankers was $143.5 million.

SEACOR Revolving Credit Facility. The Company has a $405.0 million unsecured revolving credit facility that matures in November 2013. Advances under the facility are available for general corporate purposes. This facility was reduced by 10% of the maximum committed amount of $450.0 million in November 2011 and will be reduced by a further 10% in November 2012. Interest on advances is charged at a rate per annum of LIBOR plus an applicable margin of 60 basis points through November 2011 and 67.5 basis points thereafter. A quarterly commitment fee is payable based on the average unfunded portion of the committed amount at the rate of 17.5 basis points through November 2011 and at the rate of 22.5 basis points thereafter. The revolving credit facility contains various restrictive covenants including interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, as well as other customary covenants, representations and warranties, funding conditions and events of default, including a cross-default as defined in the credit agreement. During the year ended December 31, 2011, the Company drew $50.0 million on the revolving credit facility. As of December 31, 2011, the Company had $175.0 million of outstanding borrowings under the revolving credit facility and the remaining availability under this facility was $228.5 million, net of issued letters of credit of $1.5 million.

ERA Group Inc. Senior Secured Revolving Credit Facility. On December 22, 2011, Era Group Inc. (“Era”), a subsidiary of SEACOR that operates its Aviation Services business segment, entered into a $350.0 million senior secured revolving credit facility that matures in December 2016 and is secured by substantially all of the tangible and intangible assets of Era. Advances under the senior secured revolving credit facility are available for general corporate purposes and can be used to issue up to $50.0 million in letters of credit. Interest on advances are at the option of Era of either a “base rate” or LIBOR as defined plus an applicable margin. The “base rate” is defined as the highest of: (a) the Prime Rate, as defined; (b) the Federal Funds Effective Rate, as defined, plus 50 basis points; or (c) a daily LIBOR, as defined, plus an applicable margin. The applicable margin is based on Era’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined, and ranges from 100 to 200 basis points on the “base rate” margin and 210 to 335 basis points on the LIBOR margin. The applicable margin as of December 31, 2011, was 140 basis points on the “base rate” margin and 260 basis points on the LIBOR margin. A quarterly commitment fee is payable based on the average unfunded portion of the committed amount at a rate based on Era’s funded debt to EBITDA, as defined, and ranges from 25 to 70 basis points, and as of December 31, 2011 the commitment fee was 50 basis points. The senior secured revolving credit facility contains various restrictive covenants including interest coverage, funded debt to EBITDA, secured funded debt to EBITDA, funded debt to the fair market value of owned helicopters, fair market value of mortgaged helicopters to funded debt, fair market value of mortgaged helicopters registered in the United States to fair market value of all mortgaged helicopters, as well as other customary covenants, representations and warranties, funding conditions and events of default, all as defined in the senior secured revolving credit facility. In addition, the senior secured revolving credit facility restricts the payment of dividends on Era’s common stock for one year, until December 22, 2012 and, under certain conditions thereafter, may restrict the ability of Era to distribute dividends on its common stock. Generally, dividends may be declared and paid quarterly provided Era is in compliance with the various covenants of the senior secured revolving credit facility, as defined, and the dividend amount does not exceed 20% of the net income of Era for the previous four consecutive quarters. As of December 31, 2011, Era had consolidated net assets of $415.0 million, $252.0 million outstanding under the senior secured revolving credit facility at an annual rate of 3.23%, had no issued letters of credit, and had remaining availability of $98.0 million.

Other. The Company has various other obligations including ship, helicopter, equipment and facility mortgages, working capital lines and short term financing for certain Commodity Trading and Logistics’ inventories. These obligations have maturities ranging from several days through May 2021 and, as of December 31, 2011, have interest rates ranging from 1.9% to 6.2%, and require periodic payments of interest and principal. During the years ended December 31, 2011, 2010 and 2009, proceeds from the issuance of other debt was $23.2 million, $38.7 million and $52.2 million, respectively, and repayments on other debt was $31.5 million, $4.9 million and $40.5 million, respectively.

As of December 31, 2011, the Company had other outstanding letters of credit, apart from its revolving credit facilities, totaling $60.5 million with various expiration dates through 2014.

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

The Company operates certain vessels and other equipment under leases that are classified as capital leases. The future minimum lease payments under capital leases, together with the present value of the net minimum lease payments for the years ended December 31 are as follows (in thousands):

2012	$2,668
2013	2,971
2014	12
2015	12
2016	9

Total minimum lease payments	5,672
Premium on capital leases	138
Less amounts representing interest	(374)

Present value of minimum lease payments (including current portion of $2,368)	$5,436

As of December 31, 2011 and 2010, the Company had $10.4 million and $11.0 million, respectively, of equipment subject to capital lease obligations. Amortization of assets under capital leases is included in depreciation and amortization in the accompanying consolidated statements of income.

11.	COMMON STOCK

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the years ended December 31, 2011, 2010 and 2009, the Company acquired for treasury 843,400, 1,811,700 and 606,576 shares of Common Stock, respectively, for an aggregate purchase price of $71.3 million, $137.1 million and $45.9 million, respectively. As of December 31, 2011, SEACOR had authorization to repurchase $41.8 million of Common Stock. On January 18, 2012, SEACOR’s Board of Directors increased the repurchase authority to $150.0 million.

SEACOR’s Board of Directors declared a Special Cash Dividend of $15.00 per share of Common Stock payable to stockholders of record on December 14, 2010. On or about December 21, 2010, the Company paid these dividends totaling $319.7 million on 21,312,130 shares of Common Stock, including dividends of $5.0 million related to 334,099 outstanding restricted share awards. The Compensation Committee of SEACOR’s Board of Directors elected, at its discretion, to pay the dividend on the restricted share awards in December 2010 rather than depositing amounts in escrow pending the lapsing of restrictions.

12.	SAVINGS AND MULTI-EMPLOYER PENSION PLANS

SEACOR Savings Plan. The Company provides a defined contribution plan (the “Savings Plan”) for its eligible U.S.-based employees. The Company’s contribution to the Savings Plan is limited to 50% of an employee’s first 6% of wages invested in the Savings Plan and is subject to annual review by the Board of Directors of SEACOR. The Company’s Savings Plan costs were $3.1 million, $3.0 million and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

SEACOR Deferred Compensation Plan. In 2005, the Company established a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) to provide a select group of highly compensated employees, as well as non-employee directors, the ability to defer receipt of up to 75% of their cash base salary, up to 100% of their cash bonus and up to 100% of their vested restricted stock (deferred in the form of Restricted Stock Units, as defined in the plan) for each fiscal year. Each participant’s compensation deferrals are credited to a bookkeeping account and, subject to certain restrictions, each participant may elect to have their cash deferrals in such account indexed against one or more investment options, solely for purposes of determining amounts payable under the Deferred Compensation Plan (the Company is not obligated to actually invest any deferred amounts in the selected investment options).

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

The obligations of the Company to pay deferred compensation under the Deferred Compensation Plan are general unsecured obligations of the Company and rank equally with other unsecured indebtedness of the Company that is outstanding from time to time. As of December 31, 2011 and 2010, the Company had an obligation of $2.3 million and $2.7 million, respectively, related to the Deferred Compensation Plan and is included in the accompanying consolidated balance sheets as deferred gains and other liabilities. The total amount of the Company’s obligation under the Deferred Compensation Plan will vary depending upon the level of participation by participants and the amount of compensation that participants elect to defer under the plan. The duration of the Deferred Compensation Plan is indefinite (subject to the Board of Directors’ discretion to amend or terminate the plan).

MNOPF and MNRPF. Certain subsidiaries of the Company are participating employers in industry-wide, multi-employer, defined benefit pension funds in the United Kingdom, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”) and the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors and its participation in the MNRPF relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Both of these plans are in deficit positions and depending upon the results of future actuarial valuations, it is possible that the plans could experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received. The Company has one active employee participating in the MNOPF plan and none in the MNRPF plan. During the years ended December 31, 2011, 2010 and 2009, contributions to the MNOPF were not material and did not exceed 5% of total contributions to the plan in any year.

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

Based on an actuarial valuation of the MNRPF in March 2008, the Company was advised that its share of a $281.0 million (£175.0 million) accumulated funding deficit was $1.0 million (£0.6 million). The accumulated funding deficit is being recovered by additional annual contributions from current employers and is subject to adjustment following the results of future tri-annual actuarial valuations. During the year ended December 31, 2011, $0.4 million, in the aggregate, of the Company’s funding deficit had been invoiced and expensed. Based on an actuarial valuation of the MNRPF in March 2011, the Company was advised that the funding deficit had increased to $334.8 million (£217.0 million) of which the Company’s share is $0.3 million (£ 0.2 million). The recovery plans for the additional funding deficit are still being considered.

AMOPP and SPP. Certain subsidiaries of the Company are participating employers in industry-wide, multi-employer defined benefit pension plans in the United States: the American Maritime Officers Pension Plan (EIN: 13-1936709) (“the AMOPP”) and the Seafarers Pension Plan (EIN: 13-6100329) (the “SPP”). The Company’s participation in these plans relates to certain employees of the Company’s Marine Transportation Services and Harbor & Offshore Towing Services business segments. In accordance with collective bargaining agreements between the Company and the American Maritime Officers (“AMO”), which expire on December 31, 2012 for Marine Transportation Services and August 31, 2013 for Harbor & Offshore Towing Services and between the Company and the Seafarers International Union (“SIU”), which expired on December 31, 2011 for Marine Transportation Services and expires on August 31, 2012 for Harbor & Offshore Towing Services, the Company makes periodic contributions to the AMOPP and SPP. With respect to the collective bargaining agreements between Marine Transportation Services and SIU, the Company continues to operate under the expired agreement while negotiations are ongoing. The contributions to the plans are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of income. During the years ended December 31, 2011, 2010 and 2009, the Company made contributions of $0.9 million, $1.1 million and $1.1 million, respectively, to the AMOPP and $0.6 million, $1.3 million and $1.5 million, respectively to the SPP. During 2011, 2010 and 2009 none of the Company’s contributions to the AMOPP or the SPP exceeded 5% of total contributions to the plans and the Company did not pay any material surcharges. As of December 31, 2011, there is no required minimum future contribution to the AMOPP or the SPP. The Company’s obligations for future contributions are based upon the number of employee’s subject to the collective bargaining agreements, their rates of pay and the number of days worked.

Under federal pension law, the AMOPP was deemed in critical status for the 2009 and 2010 plan years, the latest periods for which a report is available, as the funded percentage of the AMOPP was less than 65% of the pension liability. The AMOPP was frozen in January 2010 and a ten year rehabilitation plan was adopted by the AMOPP trustees in February 2010 whereby benefit changes and increased contributions by participating employers are expected to improve the funded status of the AMOPP. Based on an actuarial valuation performed as of September 30, 2010, the Company was advised that if it chose to withdraw from the AMOPP its withdrawal liability would have been $29.5 million. That liability may change in future years based on various factors, primarily employee census. As of December 31, 2011, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.

The SPP was neither in endangered or critical status for the 2009 and 2010 plan years, the latest period for which a report is available, as the funded percentage of the SPP was in excess of 100%.

Other Plans. Certain employees participate in other defined contribution plans in the United States and various international regions including the United Kingdom and Singapore. During the years ended December 31, 2011, 2010 and 2009, the Company incurred costs of $0.3 million, $0.3 million and $0.4 million, respectively, in the aggregate related to these plans, primarily from employer matching contributions.

13.	SHARE BASED COMPENSATION

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

Share Award Transactions. The following transactions have occurred in connection with the Company’s share based compensation plans during the years ended December 31:

	2011	2010	2009
Restricted stock awards granted	183,500	230,662	141,750

Restricted stock awards forfeited	(4,100)	(2,238)	(7,550)

Director stock awards granted	4,000	4,250	5,000

Restricted Stock Unit Activities:
Outstanding as of the beginning of year	531	1,070	1,445
Granted	650	63	600
Converted to shares	(51)	(602)	(975)

Outstanding as of the end of year	1,130	531	1,070

Shares released from Deferred Compensation Plan	(63)	(2,206)	(1,207)

Stock Option Activities:
Outstanding as of the beginning of year	1,130,356	1,220,601	1,129,685
Granted	290,960	244,450	223,850
Exercised	(146,169)	(324,270)	(93,394)
Forfeited	(1,920)	(6,100)	(23,070)
Expired	(1,035)	(4,325)	(16,470)

Outstanding as of the end of year	1,272,192	1,130,356	1,220,601

Employee Stock Purchase Plan shares issued	47,376	39,231	49,077

Shares available for issuance under Share Incentive and Employee Stock Purchase Plans as of the end of year	538,287	1,057,781	1,624,172

During the years ended December 31, 2011, 2010 and 2009, the Company recognized $21.9 million, $19.6 million and $13.4 million, respectively, of compensation expense related to stock awards, stock options, employee stock purchase plan purchases, restricted stock and restricted stock units (collectively referred to as “share awards”). As of December 31, 2011, the Company had approximately $42.2 million in total unrecognized compensation costs of which $14.7 million and $11.4 million are expected to be recognized in 2012 and 2013, respectively, with the remaining balance recognized through 2016.

The weighted average values of grants under the Company’s Share Incentive Plans were $56.57, $53.05 and $36.57 for the years ended December 31, 2011, 2010 and 2009, respectively. The fair value of each option granted during the years ended December 31, 2011, 2010 and 2009 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 30.7%, 29.3% and 31.5%, respectively, (c) weighted average discount rates of 1.65%, 1.86% and 2.04%, respectively, and (d) expected lives of 5.73 years, 5.90 years and 5.66 years, respectively.

During the year ended December 31, 2011, the number of shares and the weighted average grant price of restricted stock and restricted stock unit transactions were as follows:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Nonvested as of December 31, 2010	332,481	$78.09	531	$68.62
Granted	183,500	$98.26	650	$98.37
Vested	(18,975)	$82.16	(51)	$79.53
Forfeited	(4,100)	$76.89	—	$—

Nonvested as of December 31, 2011	492,906	$85.45	1,130	$85.08

During the years ended December 31, 2011, 2010 and 2009, the total grant date fair value of restricted stock and restricted stock units that vested was $1.6 million, $18.9 million and $8.0 million, respectively. During the year ended December 31, 2010, the Company accelerated the vesting date for all restricted stock and restricted stock units that were scheduled to vest in 2011 into 2010 resulting in additional compensation expense of $3.1 million.

During the year ended December 31, 2011, the number of shares, the weighted average grant date fair value and the weighted average exercise price on stock option transactions were as follows:

	Nonvested Options		Vested/Exercisable Options		Total Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, as of December 31, 2010	573,400	$25.03	556,956	$53.29	1,130,356	$59.77
Granted	290,960	$29.73	—	$—	290,960	$92.43
Vested	(215,490)	$24.80	215,490	$66.99	—	$—
Exercised	—	$—	(146,169)	$48.79	(146,169)	$48.79
Forfeited	(1,920)	$24.20	—	$—	(1,920)	$65.02
Expired	—	$—	(1,035)	$96.18	(1,035)	$96.18

Outstanding, as of December 31, 2011	646,950	$27.23	625,242	$59.04	1,272,192	$68.49

During the years ended December 31, 2011, 2010 and 2009, the aggregate intrinsic value of exercised stock options was $6.8 million, $13.6 million and $3.8 million, respectively. As of December 31, 2011, the weighted average remaining contractual term for total outstanding stock options and vested/exercisable stock options was 6.25 and 3.90 years, respectively. As of December 31, 2011, the aggregate intrinsic value of all options outstanding and all vested/exercisable options outstanding was $27.8 million and $18.8 million, respectively.

As a result of the Special Cash Dividend (see Note 11) paid during the year ended December 31, 2010, the Company reduced the exercise prices for all outstanding stock options as of the Special Cash Dividend record date by the dividend amount of $15.00. As a result of the adjustment, both the aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately prior to and after the Special Cash Dividend record date. As the adjustment was made in accordance with the anti-dilution provisions of the Share Incentive Plans, no compensation expense was recognized for the adjustment.

14.	RELATED PARTY TRANSACTIONS

The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Mr. Charles Fabrikant, the Executive Chairman of SEACOR, companies controlled by Mr. Fabrikant, and trusts for the benefit of Mr. Fabrikant’s two children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. In the years ended December 31, 2011, 2010 and 2009, Mr. Fabrikant and his affiliates earned $1.2 million, $1.1 million and $1.0 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2011 and 2010, the Company owed Mr. Fabrikant and his affiliates $0.4 million and $0.5 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates participate in the barge pools on the same terms and conditions as other pool participants who are unrelated to the Company.

Mr. Fabrikant is also a director of Diamond Offshore Drilling, Inc. (“Diamond”), which is also a customer of the Company. The total amount earned from business conducted with Diamond did not exceed $5.0 million in any of the years ended December 31, 2011, 2010 or 2009.

15.	COMMITMENTS AND CONTINGENCIES

The Company’s unfunded capital commitments as of December 31, 2011 consisted primarily of offshore support vessels, helicopters, inland river tank barges, harbor tugs, an interest in a river grain terminal, an interest in a dry-bulk articulated tug-barge and other property and equipment. These commitments totaled $312.5 million, of which $199.3 million is payable during 2012 with the balance payable through 2014. Of the total unfunded capital commitments, $43.6 million may be terminated without further liability other than the payment of liquidated damages of $1.4 million. Subsequent to December 31, 2011, the Company committed to purchase additional equipment for $50.3 million.

On August 19, 2011, the Company granted two fixed price purchase options to an unrelated third party to acquire up to 25% of the outstanding common stock of O’Brien’s Response Management Inc., a component of the Environmental Services business segment. The first option to acquire a 12.5% interest may be exercised beginning August 19, 2012 through August 19, 2014. If the first option is exercised, the second option to acquire an additional 12.5% may be exercised beginning August 19, 2013 through August 19, 2015.

On June 12, 2009, a purported civil class action was filed against the Company, Era Group Inc., Era Helicopters LLC and three other defendants (collectively, the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D. Del.). The Complaint alleges that the Defendants violated federal antitrust law by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages. The Company believes that the claims set forth in the Complaint are without merit and intends to vigorously defend the action. On September 4, 2009, the Defendants filed a motion to dismiss the Complaint. On September 14, 2010, the Court entered an order dismissing the Complaint. On September 28, 2010, the plaintiffs filed a motion for reconsideration and amendment and a motion for re-argument (the “Motions”). On November 30, 2010, the Court granted the Motions, amended the Court’s September 14, 2010 Order to clarify that the dismissal was without prejudice, permitted the filing of an Amended Complaint, and authorized limited discovery with respect to the new allegations in the Amended Complaint. Following the completion of such limited discovery, on February 11, 2011, the Defendants filed a motion for summary judgment to dismiss the Amended Complaint with prejudice. On June 23, 2011, the Court granted summary judgment for the Defendants. On July 22, 2011, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit. On August 9, 2011, Defendants moved for certain excessive costs, expenses, and attorneys’ fees under 28 U.S.C. § 1927. That motion is fully briefed and a decision is pending. On October 11, 2011, the plaintiffs filed their opening appeal brief with the U.S. Court of Appeals for the Third Circuit. That motion is fully briefed and oral argument is calendared for March 20, 2012. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and will continue to vigorously defend the action.

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.) (the “Robin Case”), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179 (“MDL”). The complaint seeks compensatory, punitive, exemplary, and other damages. In response to this lawsuit, the Company filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire. Pursuant to the Limitation of Liability Act, those petitions imposed an automatic stay on the Robin Case, and the court set a deadline of April 20, 2011 for individual claimants to assert claims in the limitation cases. Approximately 66 claims were submitted by the deadline in all of the limitation actions. On June 8, 2011, the Company moved to dismiss these claims (with the exception of one claim filed by a Company employee) on various legal grounds. On October 12, 2011, the Court granted the Company’s motion to dismiss in its entirety, dismissing with prejudice all claims that had been filed against the Company in the limitation actions (with the exception of one claim filed by a Company employee that was not subject to the motion to dismiss). The Court entered final judgments in favor of the Company in the Robin case and each of the limitation actions on November 21, 2011. On December 12, 2011, the claimants appealed each of those judgments to the Unites States Court of Appeals for the Fifth Circuit. A briefing schedule for the appeals has not yet been established. The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and will continue to vigorously defend the action.

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

On December 15, 2010, SEACOR subsidiaries O’Brien’s and National Response Corporation (“NRC”) were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The master complaint naming O’Brien’s and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against its subsidiaries in the master complaint have no merit and on February 28, 2011, O’Brien’s and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that O’Brien’s and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that O’Brien’s and NRC advanced and has directed

O’Brien’s and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. A schedule for such limited discovery and future motion practice has been established by the Court and currently contemplates that O’Brien’s and NRC will file motions re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. Finally, the Court stated that the plaintiffs could file an amended master complaint and the plaintiffs have indicated that they intend to do so. In addition to the indemnity provided to O’Brien’s, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend O’Brien’s and NRC in connection with these claims in the MDL.

Subsequent to the filing of the referenced master complaint, four additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, O’Brien’s and/or NRC as defendants and are part of the overall MDL. On April 8, 2011, O’Brien’s was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, O’Brien’s and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, O’Brien’s and NRC were named as defendants in Thomas Edward Black v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against O’Brien’s and NRC (and the other defendants). By court order, all four of these additional individual cases have been stayed as a result of the filing of the referenced master complaint. The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and does not expect this matter will have a material effect on the Company’s consolidated financial position or its results of operations.

On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named O’Brien’s and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean’s own Limitation of Liability Act action, which is part of the overall MDL, tendering to O’Brien’s and NRC the claims in the referenced master complaint that have already been asserted against O’Brien’s and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P., and Weatherford International, Inc. have also filed cross-claims against O’Brien’s and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean’s Limitation of Liability Act action and O’Brien’s and NRC have asserted counterclaims against those same parties for identical relief. As provided above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect this matter will have a material effect on the Company’s consolidated financial position or its results of operations.

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

During the year ended December 31, 2010, the Company received notice from the IRS of $12.6 million in proposed penalties regarding Marine Transportation Services’ informational excise tax filings for prior years. In February 2012, the Company settled the matter with the IRS with no material effect on the Company’s consolidated financial position or its results of operations.

During the year ended December 31, 2011, the Company received a Notice of Infringement (the “Notice”) from the Brazilian Federal Revenue Office. The Notice alleged the Company had imported a number of vessels into Brazil without properly completing the required importation documents and levied an assessment of $25.7 million. The Company intends to vigorously defend its position that the proposed assessment is erroneous and believes the resolution of this matter will not have a material effect on the Company’s consolidated financial position or its results of operations. Of the levied assessment, $19.3 million relates to managed vessels whose owner would be responsible to reimburse any potential payment.

As of December 31, 2011, the Company leases 24 offshore support vessels, eleven helicopters, two barges, two tankers and certain facilities and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease terms. The leases generally contain purchase and lease renewal options or rights of first refusal with respect to the sale or lease of the equipment. The lease terms of the tankers, which are subject to subleases, have durations of 130 and 146 months. The lease terms of the other equipment range in duration from one to seven years. Certain of the equipment leases are the result of sale-leaseback transactions with finance companies (see Note 4) and certain of the gains arising from such sale-leaseback transactions have been deferred in the accompanying consolidated balance sheets and are being amortized as reductions in rental expense over the lease terms (see Note 1).

Total rental expense for the Company’s operating leases in 2011, 2010 and 2009 was $57.9 million, $56.0 million and $65.5 million, respectively. Future minimum payments in the years ended December 31 under operating leases that have a remaining term in excess of one year as of December 31, 2011 were as follows (in thousands):

	Total Minimum Payments	Non-cancellable Subleases(1)	Net Minimum Payments
2012	$44,564	$(17,392)	$27,172
2013	41,806	(17,345)	24,461
2014	36,582	(17,345)	19,237
2015	32,533	(17,345)	15,188
2016	26,152	(17,392)	8,760
Years subsequent to 2016	127,456	(110,817)	16,639

(1)	The total minimum offsetting payments to be received under existing long-term bareboat charter-out arrangements (see Note 4).

16.	MAJOR CUSTOMERS AND SEGMENT INFORMATION

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

Offshore Marine Services. Offshore Marine Services operates a diversified fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. Vessels in this service are employed to deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work, provide standby safety support and emergency response services. From time to time, Offshore Marine Services supports projects such as well stimulation, seismic data gathering and offshore accommodation. On December 22, 2011, Offshore Marine Services acquired a controlling interest in a business that owns and operates vessels primarily being used to move personnel and supplies to offshore wind turbines. Offshore Marine Services also offers logistics services in support of offshore oil and gas exploration, development and production operations, including shorebased, marine transport and other supply chain management services. Offshore Marine Services contributed 18%, 19% and 33% of consolidated operating revenues in 2011, 2010 and 2009, respectively.

Aviation Services. Aviation Services is one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the United States, which is its primary area of operation. Aviation Services is primarily engaged in transportation services to the offshore oil and gas exploration, development and production industry. Its major customers are major integrated and independent oil and gas companies and U.S. government agencies. In addition to serving the oil and gas industry, Aviation Services provides air medical services, firefighting support, flightseeing tours in Alaska, and emergency search and rescue services. Aviation Services operates a fixed base operation (“FBO”) at Ted Stevens Anchorage International Airport and a Federal Aviation Administration (“FAA”) approved maintenance repair station in Lake Charles, Louisiana. Aviation Services has an interest in a sales and manufacturing organization based in Canada that engineers, manufactures and distributes after-market helicopter parts and accessories, and has an interest in a training center based in Lake Charles, Louisiana, that provides instruction, flight simulator and other training service. Aviation Services contributed 12%, 9% and 14% of consolidated operating revenues in 2011, 2010 and 2009 respectively.

Inland River Services. Inland River Services owns, operates, invests in and markets inland river transportation equipment primarily transporting agricultural and industrial commodities, and chemical and petrochemical products on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries, and the Gulf Intracoastal Waterways. Inland River Services also owns towboats used for moving barges, fleeting operations and deck barges. Inland River Services also has interests in operations on the Magdalena River in Colombia and on the Parana-Paraguay Rivers in Argentina, and a transshipment terminal at the Port of Ibicuy, Argentina. In addition to its primary barge business, Inland River Services also has interests in high-speed multi-modal terminal facilities and provides a broad range of services including machine shop, gear and engine repairs, repair of barges and towboats at strategic locations on the U.S. Inland River Waterways. Inland River Services contributed 9%, 6% and 9% of consolidated operating revenues in 2011, 2010 and 2009, respectively.

Marine Transportation Services. Marine Transportation Services’ fleet consists of seven U.S.-flag product tankers, of which five are owned and two are leased, providing marine transportation services for petroleum products and chemicals moving in the U.S. domestic coastwise trade, and eight Roll-on/Roll-off (“RORO”) vessels engaged in the shipping trade between the United States, the Bahamas and the Caribbean. Marine Transportation Services contributed 4%, 3% and 5% of consolidated operating revenues in 2011, 2010 and 2009, respectively.

Environmental Services. Environmental Services primarily provides emergency preparedness and response services to oil, chemical, industrial and marine transportation clients, and government agencies in the United States and abroad. In the United States, these services are generally rendered to those clients who store, transport, produce or handle petroleum and certain non-petroleum oils that are subject to the provisions of OPA 90 and various other federal, state and municipal regulations. Internationally, these services may be required by legislation and regulation of countries, international maritime conventions and environmental covenants placed on clients by their lending institutions. To a lesser extent, Environmental Services provides emergency preparedness and response services to governmental agencies arising from natural disasters and homeland security issues such as debris removal monitoring, public assistance projects, bio-terrorism, pandemic influenza and port security. Environmental Services also provides other services to oil, chemical, industrial and government clients including crisis communications, emergency preparedness and response software, hazardous waste management, stand-by fire-fighting, industrial and marine cleaning, salvage support, petroleum storage tank cleaning and removal, and site remediation services. Environmental Services contributed 10%, 33% and 8% of consolidated operating revenues in 2011, 2010 and 2009, respectively.

Commodity Trading and Logistics. Commodity Trading and Logistics operates an integrated business involved in the purchase, storage, transportation and sale of agricultural and energy commodities. The principal commodities currently involved are sugar, ethanol, clean blendstocks and crude oil. Commodity Trading and Logistics contributed 44%, 28% and 28% of consolidated operating revenues in 2011, 2010 and 2009, respectively.

Other Activities.

Harbor and Offshore Towing Services. As of December 31, 2011, Harbor and Offshore Towing Services operated a total of five ocean liquid tank barges and 28 vessels, of which 13 were conventional tugs, five were Azimuth Stern Drive tugs, three were Forward Azimuth Drive tugs, two were tractor tugs and five were Ship Docking Modules (“SDM™”). SDMs™ are innovative vessels designed and patented by the Company that are maneuverable, efficient and flexible and require fewer crew members than conventional harbor tugs.

Other Joint Ventures, Leasing and Other Activities. The Company has investments in 50% or less owned companies which include a company that designs and manufactures water treatment systems for sale or lease, and three industrial aviation services businesses in Asia. The Company also engages in lending and leasing activities.

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2011
Operating Revenues:
External customers	376,607	258,130	177,212	92,786	211,606	955,688	69,913	—	2,141,942
Intersegment	181	18	10,445	350	30	—	15	(11,039)	—

	376,788	258,148	187,657	93,136	211,636	955,688	69,928	(11,039)	2,141,942

Costs and Expenses:
Operating	269,203	162,707	119,499	53,095	136,013	940,506	37,691	(10,527)	1,708,187
Administrative and general	47,201	31,893	11,339	8,864	33,014	8,404	11,942	34,890	187,547
Depreciation and amortization	48,477	42,612	23,494	22,079	9,473	57	8,774	1,858	156,824

	364,881	237,212	154,332	84,038	178,500	948,967	58,407	26,221	2,052,558

Gains (Losses) on Asset Dispositions and Impairments, Net	14,661	15,172	2,964	1,125	(54)	—	226	(144)	33,950

Operating Income (Loss)	26,568	36,108	36,289	10,223	33,082	6,721	11,747	(37,404)	123,334

Other Income (Expense):
Derivative losses, net	—	(1,326)	—	—	—	(5,734)	—	(29,075)	(36,135)
Foreign currency gains (losses), net	(3,102)	516	—	(11)	12	104	(98)	3,395	816
Other, net	278	9	4	274	2	(167)	981	(521)	860
Equity in Earnings (Losses) of 50% or Less Owned Companies	9,189	82	4,136	(74)	(53)	(1,815)	(1,524)	—	9,941

Segment Profit (Loss)	32,933	35,389	40,429	10,412	33,043	(891)	11,106

Other Income (Expense) not included in Segment Profit									(35,481)
Less Equity Earnings included in Segment Profit									(9,941)

Income Before Taxes and Equity Earnings									53,394

Capital Expenditures	88,248	158,929	44,693	12,516	8,397	130	16,356	3,043	332,312

As of December 31, 2011
Property and Equipment	654,819	709,451	383,292	226,142	37,045	229	154,945	20,149	2,186,072
Investments, at Equity, and Advances to 50% or Less Owned Companies	68,330	50,263	50,183	12,284	2,279	11,790	56,709	—	251,838
Goodwill	13,367	352	4,345	550	45,151	—	1,302	—	65,067
Intangible Assets	5,971	—	7,324	1,528	6,586	—	417	—	21,826
Other current and long-term assets, excluding cash and near cash assets(1)	131,921	91,648	74,987	4,675	63,221	116,100	73,520	31,505	587,577

Segment Assets	874,408	851,714	520,131	245,179	154,282	128,119	286,893

Cash and near cash assets(1)									815,754

Total Assets									3,928,134

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2010
Operating Revenues:
External customers	499,885	235,395	149,273	76,163	874,361	741,896	72,395	—	2,649,368
Intersegment	15,971	(29)	12,424	—	32	—	440	(28,838)	—

	515,856	235,366	161,697	76,163	874,393	741,896	72,835	(28,838)	2,649,368

Costs and Expenses:
Operating	309,587	147,233	97,178	39,275	593,288	729,135	43,365	(28,834)	1,930,227
Administrative and general	50,795	25,798	10,691	5,002	31,555	11,435	11,472	45,770	192,518
Depreciation and amortization	51,760	43,351	20,721	28,645	8,396	61	8,803	1,753	163,490

	412,142	216,382	128,590	72,922	633,239	740,631	63,640	18,689	2,286,235

Gains (Losses) on Asset Dispositions and Impairments, Net	29,474	764	31,928	(18,688)	510	—	1,203	47	45,238

Operating Income (Loss)	133,188	19,748	65,035	(15,447)	241,664	1,265	10,398	(47,480)	408,371

Other Income (Expense):
Derivative gains (losses), net	—	(118)	—	—	—	(4,580)	—	10,903	6,205
Foreign currency gains (losses), net	1,622	(1,511)	—	22	(105)	(531)	(16)	(5,608)	(6,127)
Other, net	1	50	2,237	—	1	787	44	597	3,717
Equity in Earnings (Losses) of 50% or Less Owned Companies	9,306	(137)	3,708	—	683	(604)	223	—	13,179

Segment Profit (Loss)	144,117	18,032	70,980	(15,425)	242,243	(3,663)	10,649

Other Income (Expense) not included in Segment Profit (Loss)									(38,687)
Less Equity Earnings included in Segment Profit									(13,179)

Income Before Taxes and Equity Earnings									373,479

Capital Expenditures	80,172	130,770	23,610	6,254	7,341	—	12,656	(10,177)	250,626

As of December 31, 2010
Property and Equipment	613,506	612,078	317,628	218,615	34,618	156	153,014	19,107	1,968,722
Investments, at Equity, and Advances to 50% or Less Owned Companies	45,384	27,912	40,553	—	2,160	14,467	51,911	—	182,387
Goodwill	13,367	353	1,743	—	45,014	—	1,302	—	61,779
Intangible Assets	8,013	—	1,094	1,936	9,596	—	530	—	21,169
Other current and long-term assets, excluding cash and near cash assets(1)	138,456	72,570	61,499	4,034	230,164	63,680	44,267	57,689	672,359

Segment Assets	818,726	712,913	422,517	224,585	321,552	78,303	251,024

Cash and near cash assets(1)									853,973

Total Assets									3,760,389

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2009
Operating Revenues:
External customers	557,269	235,595	143,503	92,866	145,648	472,575	63,882	—	1,711,338
Intersegment	5,022	72	11,595	—	119	—	472	(17,280)	—

	562,291	235,667	155,098	92,866	145,767	472,575	64,354	(17,280)	1,711,338

Costs and Expenses:
Operating	309,635	147,955	89,444	50,568	103,761	460,713	40,572	(17,552)	1,185,096
Administrative and general	47,031	21,396	8,764	4,122	25,452	12,644	10,422	32,167	161,998
Depreciation and amortization	54,869	37,358	19,357	32,006	7,150	29	8,172	1,151	160,092

	411,535	206,709	117,565	86,696	136,363	473,386	59,166	15,766	1,507,186

Gains (Losses) on Asset Dispositions and Impairments, Net	22,490	316	4,706	—	(197)	—	363	(3)	27,675

Operating Income (Loss)	173,246	29,274	42,239	6,170	9,207	(811)	5,551	(33,049)	231,827

Other Income (Expense):
Derivative gains (losses), net	(175)	266	—	—	—	4,028	—	6,842	10,961
Foreign currency gains (losses), net	2,451	1,439	—	(1)	9	498	136	3,555	8,087
Other, net	182	—	—	—	—	25	(54)	91	244
Equity in Earnings (Losses) of 50% or Less Owned Companies	9,867	(487)	3,882	—	225	(95)	(811)	—	12,581

Segment Profit	185,571	30,492	46,121	6,169	9,441	3,645	4,822

Other Income (Expense) not included in Segment Profit									(36,105)
Less Equity Earnings included in Segment Profit									(12,581)

Income Before Taxes and Equity Earnings									215,014

Capital Expenditures	39,135	90,762	14,711	124	7,336	120	23,076	4,760	180,024

As of December 31, 2009
Property and Equipment	727,256	523,195	267,971	364,745	35,728	228	155,599	4,026	2,078,748
Investments, at Equity, and Advances to 50% or Less Owned Companies	48,460	26,399	84,581	—	2,109	14,567	10,698	—	186,814
Goodwill	13,367	353	1,743	—	37,806	—	1,302	—	54,571
Intangible Assets	10,226	—	1,465	2,332	8,891	—	640	—	23,554
Other current and long-term assets, excluding cash and near cash assets(1)	171,521	69,679	56,914	8,658	41,943	86,676	27,061	59,673	522,125

Segment Assets	970,830	619,626	412,674	375,735	126,477	101,471	195,300

Cash and near cash assets(1)									857,807

Total Assets									3,723,619

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

In 2010, one customer (BP p.l.c.) was responsible for $871.4 million, or 33%, of consolidated operating revenues. In 2011 and 2009, the Company did not earn revenues that were greater than or equal to 10% of total revenues from a single customer. For the years ended December 31, 2011, 2010 and 2009, approximately 30%, 16% and 30%, respectively, of the Company’s operating revenues were derived from its foreign operations. The Company’s foreign revenues are primarily derived from its Offshore Marine Services and Aviation Services fleet. These assets are highly mobile and regularly and routinely move between countries within a geographical region of the world. In addition, these assets may be redeployed among the geographical regions as changes in market conditions dictate. Because of this asset mobility, revenues and long-lived assets, primarily property and equipment, in any one country are not considered material. The following represents the Company’s revenues attributed by geographical region in which services are provided to customers for the years ended December 31 (in thousands):

	2011	2010	2009
Operating Revenues:
United States	$1,505,704	$2,229,353	$1,190,218
Africa, primarily West Africa	77,306	123,073	191,360
Europe, primarily North Sea	87,680	76,009	73,848
Asia	18,462	34,809	35,737
Middle East	57,937	58,904	81,970
Brazil, Mexico, Central and South America	352,983	103,136	115,703
Other	41,870	24,084	22,502

	$2,141,942	$2,649,368	$1,711,338

The Company’s long-lived assets are primarily its property and equipment that are employed in various geographical regions of the world. The following represents the Company’s property and equipment based upon the assets’ physical location as of December 31 (in thousands):

	2011	2010	2009
Property and Equipment:
United States	$1,441,862	$1,340,611	$1,386,745
Africa, primarily West Africa	90,483	129,198	128,745
Europe, primarily North Sea	111,292	76,154	69,893
Asia	61,830	44,496	49,550
Middle East	76,062	65,314	83,107
Brazil, Mexico, Central and South America	315,375	267,623	306,265
Other	89,168	45,326	54,443

	$2,186,072	$1,968,722	$2,078,748

17.	SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

Supplemental information for the years ended December 31 was as follows (in thousands):

	2011	2010	2009
Income taxes paid	$8,398	$151,501	$47,535
Income taxes refunded	2,499	25,901	7,534
Interest paid, excluding capitalized interest	39,559	43,445	52,155
Schedule of Non-Cash Investing and Financing Activities:
Company financed purchase of noncontrolling interests	—	—	7,000
Company financed sale of vessels	11,889	7,088	7,603
Equipment received on extinguishment of note receivable	—	6,211	—
Contribution of assets to business ventures	12,361	—	14,685
Contribution of assets from noncontrolling interests	124	—	—
Settlement of Convertible Debentures, including purchase of conversion option – Common Stock	—	—	217,174

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected financial information for interim quarterly periods is presented below (in thousands, except share data). Earnings per common share of SEACOR Holdings Inc. are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
2011
Operating Revenues	$561,808	$571,424	$536,446	$472,264
Operating Income	41,791	28,438	31,050	22,055
Net Income	17,252	4,062	9,367	11,469
Net Income attributable to SEACOR Holdings Inc.	17,040	3,815	9,031	11,170
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$0.81	$0.18	$0.43	$0.53
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$0.80	$0.18	$0.42	$0.52
2010
Operating Revenues	$580,384	$979,833	$694,576	$394,575
Operating Income	39,643	228,571	126,516	13,641
Net Income	27,200	150,272	64,647	3,865
Net Income attributable to SEACOR Holdings Inc.	27,103	149,938	64,082	3,601
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$1.30	$7.21	$2.95	$0.16
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$1.27	$7.14	$2.93	$0.16
Special Cash Dividend Declared and Paid Per Common Share of SEACOR Holdings Inc.	$15.00	$—	$—	$—

SEACOR HOLDINGS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

Description	Balance Beginning of Year	Charges (Credits) to Cost and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2011
Allowance for doubtful accounts (deducted from trade and notes receivable)	$6,042	$(186)	$(2,204)	$3,652
Year Ended December 31, 2010
Allowance for doubtful accounts (deducted from trade and notes receivable)	$5,909	$1,330	$(1,197)	$6,042
Year Ended December 31, 2009
Allowance for doubtful accounts (deducted from trade and notes receivable)	$6,618	$1,717	$(2,426)	$5,909

(1)	Trade and notes receivable amounts deemed uncollectible that were removed from accounts receivable and allowance for doubtful accounts.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 (a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 and filed with the Commission on May 15, 1997).

3.2*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 and filed with the Commission on May 15, 1997).

3.3*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-126613) filed with the Commission on July 15, 2005).

3.4*	Fourth Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2010).

4.1*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.2*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.3*	First Supplemental Indenture, dated as of September 27, 2002, to Indenture, dated as of January 10, 2001, between SEACOR SMIT Inc. and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with Commission on October 1, 2002).

4.4*	Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (including forms of notes) (incorporated herein by reference to Exhibit 4.7 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.5*	Supplemental Indenture, dated September 24, 2009, between SEACOR Holdings Inc. and U.S. Bank National Association, as trustee (including therein Form of Global Note 7.375% Senior Notes Due 2019) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with Commission on September 24, 2009).

10.1*+	SEACOR Holdings Inc. 1996 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on March 18, 1996).

10.2*+	SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).

10.3*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.4*	License Agreement, dated December 19, 1996, between SEACOR Holdings Inc., certain subsidiaries of SEACOR Holdings Inc. and Smit Intenationale N.V. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

Exhibit Number	Description
10.5*+	Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Commission on March 30, 2000).

10.6*+	Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Commission on March 30, 2000).

10.7*+	Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Commission on March 30, 2000).

10.8*+	SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).

10.9*+	SEACOR SMIT Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).

10.10*+	Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.11*+	Form of Restricted Stock Grant Agreement under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.12*	Form of Warrant Exchange Agreement (incorporated herein by reference to Exhibit 10.32 of the Company’s Registration Statement (No. 333-124232) on Form S-4/A filed with the Commission on May 25, 2005).

10.13*+	SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2005).

10.14*	Revolving Credit Facility Agreement, dated November 3, 2006, between SEACOR Holdings Inc. as Borrower, and DNB Nor, ASA, as Agent (incorporated herein by reference to Exhibit 10.1 of SEACOR’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 filed with the Commission on November 7, 2006).

10.15*+	SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-56714) filed with the Commission on March 8, 2001).

10.16*+	SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 13, 2007).

10.17*	Amendment No. 1 to Revolving Credit Facility Agreement dated as of November 3, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2007).

10.18*+	Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

Exhibit Number	Description
10.19*+	Form of Stock Option Grant Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.20*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.21*+	SEACOR Holdings Inc. 2009 Employee Stock Purchase Plan effective March 11, 2009 (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.22*+	SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through March 11, 2009) (incorporated herein by reference to Appendix B of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.23*+	SEACOR Holdings Inc. Management Incentive Plan (incorporated herein by reference to Appendix C of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.24*+	Form of Restricted Stock Grant Agreement Pursuant to the SEACOR Holdings Inc. Amended 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Commission on February 25, 2011).

10.25	Senior Secured Revolving Credit Facility Agreement by and among (1) Era Group Inc., (2) Wells Fargo Securities, LLC, JP Morgan Chase Bank, N.A., Deutsche Bank Securities Inc., Suntrust Robinson Humphrey, Inc. and Regions Bank, as mandated lead arrangers, (3) Wells Fargo Securities, LLC, JP Morgan Chase Bank, N.A., Deutsche Bank Securities Inc., Suntrust Robinson Humphrey, Inc. and Regions Bank, as bookrunners, (4) Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, (5) JP Morgan Chase Bank, N.A., as syndication agent, (6) Deutsche Bank Securities Inc., Suntrust Bank and Regions Bank, as co-documentation agents, (7) Compass Bank, Whitney Bank, Goldman Sachs Bank USA, Comerica Bank and The Northern Trust Company, as managing agents, (8) Wells Fargo, as swing line bank, and (9) banks and financial institutions whose names and addresses are set out in Schedule A to the agreement.

10.26+	Compensation Arrangements for the Executive Officers.

10.27+	Compensation of Non-Employee Directors.

21.1	List of Registrant’s Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

Exhibit Number	Description
101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.