Form 10-Q
period 2012-03-31
SEACOR HOLDINGS INC /NEW/
filed 2012-05-03
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012              or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-12289
SEACOR Holdings Inc.
(Exact Name of Registrant as Specified in Its Charter)
________________________________________

Delaware	13-3542736
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2200 Eller Drive, P.O. Box 13038,
Fort Lauderdale, Florida	33316
(Address of Principal Executive Offices)	(Zip Code)
954-523-2200
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of April 27, 2012 was 21,122,654. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$281,977	$462,188
Restricted cash	25,958	21,281
Marketable securities	68,586	66,898
Receivables:
Trade, net of allowance for doubtful accounts of $2,805 and $3,652 in 2012 and 2011, respectively	299,484	303,843
Other	41,699	51,793
Inventories	94,329	69,109
Deferred income taxes	11,123	11,123
Prepaid expenses and other	11,384	9,323
Discontinued operations	4,019	44,989
Total current assets	838,559	1,040,547
Property and Equipment	3,314,759	3,018,145
Accumulated depreciation	(905,362)	(867,914)
Net property and equipment	2,409,397	2,150,231
Investments, at Equity, and Advances to 50% or Less Owned Companies	220,772	249,753
Construction Reserve Funds & Title XI Reserve Funds	259,926	259,974
Goodwill	57,054	57,054
Intangible Assets, Net	22,132	21,528
Other Assets	99,113	102,348
Discontinued Operations	—	46,699
	$3,906,953	$3,928,134
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$22,078	$41,091
Current portion of capital lease obligations	2,289	2,368
Accounts payable and accrued expenses	142,410	185,156
Other current liabilities	176,558	150,864
Discontinued operations	650	22,047
Total current liabilities	343,985	401,526
Long-Term Debt	976,872	995,450
Capital Lease Obligations	2,848	3,068
Deferred Income Taxes	576,195	566,920
Deferred Gains and Other Liabilities	135,695	143,390
Discontinued Operations	—	9,717
Total liabilities	2,035,595	2,120,071
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 36,603,406 and 36,444,439 shares issued in 2012 and 2011, respectively	366	364
Additional paid-in capital	1,265,708	1,256,209
Retained earnings	1,549,167	1,512,679
Shares held in treasury of 15,489,052 and 15,511,323 in 2012 and 2011, respectively, at cost	(970,023)	(971,687)
Accumulated other comprehensive loss, net of tax	(5,369)	(7,958)
	1,839,849	1,789,607
Noncontrolling interests in subsidiaries	31,509	18,456
Total equity	1,871,358	1,808,063
	$3,906,953	$3,928,134
The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share data, unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Revenues	$497,885	$438,011
Costs and Expenses:
Operating	384,112	341,743
Administrative and general	46,178	41,654
Depreciation and amortization	39,327	38,330
	469,617	421,727
Gains on Asset Dispositions and Impairments, Net	5,542	7,255
Operating Income	33,810	23,539
Other Income (Expense):
Interest income	2,976	3,732
Interest expense	(12,024)	(10,040)
Debt extinguishment losses, net	(160)	(48)
Marketable security gains, net	3,358	1,534
Derivative losses, net	(4,119)	(3,318)
Foreign currency gains, net	2,552	5,059
Other, net	(54)	(178)
	(7,471)	(3,259)
Income from Continuing Operations Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies	26,339	20,280
Income Tax Expense	10,608	7,673
Income from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	15,731	12,607
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,242	42
Income from Continuing Operations	16,973	12,649
Income (Loss) from Discontinued Operations, Net of Tax	19,400	(1,180)
Net Income	36,373	11,469
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	(115)	299
Net Income attributable to SEACOR Holdings Inc.	$36,488	$11,170

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$17,088	$12,350
Discontinued operations	19,400	(1,180)
	$36,488	$11,170
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.83	$0.59
Discontinued operations	0.95	(0.06)
	$1.78	$0.53
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.82	$0.58
Discontinued operations	0.93	(0.06)
	$1.75	$0.52
Weighted Average Common Shares Outstanding:
Basic	20,519,660	21,104,739
Diluted	20,893,210	21,439,424
The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands, except share data, unaudited)

	Three Months Ended March 31,
	2012	2011
Net Income	$36,373	$11,469
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	3,200	1,374
Reclassification of net foreign currency translation losses to foreign currency gains, net	758	—
Derivative losses on cash flow hedges	(500)	(99)
Reclassification of net derivative losses on cash flow hedges to interest expense or equity in earnings of 50% or less owned companies	734	748
Other	42	—
	4,234	2,023
Income tax expense	(1,394)	(708)
	2,840	1,315
Comprehensive Income	39,213	12,784
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	136	299
Comprehensive Income attributable to SEACOR Holdings Inc.	$39,077	$12,485

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2011	$364	$1,256,209	$1,512,679	$(971,687)	$(7,958)	$18,456	$1,808,063
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,696	—	—	1,696
Exercise of stock options	1	3,174	—	—	—	—	3,175
Director stock awards	—	97	—	—	—	—	97
Restricted stock and restricted stock units	1	388	—	(32)	—	—	357
Amortization of share awards	—	5,840	—	—	—	—	5,840
Acquisition of subsidiary with noncontrolling interests	—	—	—	—	—	13,250	13,250
Issuance of noncontrolling interests	—	—	—	—	—	83	83
Dividends paid to noncontrolling interests	—	—	—	—	—	(416)	(416)
Net income (loss)	—	—	36,488	—	—	(115)	36,373
Other comprehensive income	—	—	—	—	2,589	251	2,840
Three months ended March 31, 2012	$366	$1,265,708	$1,549,167	$(970,023)	$(5,369)	$31,509	$1,871,358

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Three Months Ended March 31,
	2012	2011
Net Cash Provided by Operating Activities of Continuing Operations	$49,580	$92,556
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(119,604)	(63,338)
Proceeds from disposition of property and equipment	5,818	13,632
Cash settlements on derivative transactions, net	(98)	3,314
Investments in and advances to 50% or less owned companies	(13,546)	(8,708)
Return of investments and advances from 50% or less owned companies	2,442	2,674
Net advances on revolving credit line to 50% or less owned companies	(300)	(3,728)
Principal payments on third party notes receivable, net	3,713	545
Net increase in restricted cash	(4,677)	(6,894)
Net (increase) decrease in construction reserve funds and title XI reserve funds	48	(7,804)
Net increase in escrow deposits on like-kind exchanges	—	(4,047)
Repayments on leases, net	955	1,373
Business acquisitions, net of cash acquired	(148,139)	—
Net cash used in investing activities of continuing operations	(273,388)	(72,981)
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt and capital lease obligations	(61,017)	(3,081)
Net borrowings (repayments) on inventory financing arrangements	(17,312)	3,488
Proceeds from issuance of long-term debt	38,069	—
Proceeds and tax benefits from share award plans	5,261	4,633
Cash received from (dividends paid to) noncontrolling interests, net	(333)	597
Net cash provided by (used in) financing activities of continuing operations	(35,332)	5,637
Effects of Exchange Rate Changes on Cash and Cash Equivalents	2,185	3,554
Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	(256,955)	28,766
Cash Flows from Discontinued Operations:
Operating Activities	(11,815)	13,471
Investing Activities	88,532	(1,758)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	27	10
Net Increase in Cash and Cash Equivalents from Discontinued Operations	76,744	11,723
Net Increase (Decrease) in Cash and Cash Equivalents	(180,211)	40,489
Cash and Cash Equivalents, Beginning of Period	462,188	365,329
Cash and Cash Equivalents, End of Period	$281,977	$405,818
The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY

The condensed consolidated financial information for the three months ended March 31, 2012 and 2011 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of March 31, 2012, its results of operations for the three months ended March 31, 2012 and 2011, its comprehensive income for the three months ended March 31, 2012 and 2011, its changes in equity for the three months ended March 31, 2012, and its cash flows for the three months ended March 31, 2012 and 2011. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “SEACOR” refers to SEACOR Holdings Inc.

Discontinued Operations. On March 16, 2012, the Company sold certain companies and assets of its Environmental Services business segment for a net sales price of $99.9 million and recognized a gain of $20.7 million, net of tax, or $0.99 per diluted share. The Company has no continuing involvement in the business sold, although the sales agreement provides that the Company may receive contingent consideration equal to a portion of the revenue generated by any extraordinary oil spill response that occurs within three years following the date of sale. As a result, the Company has reported, for all periods presented, the financial position, results of operations and cash flows for the sold business as discontinued operations in the accompanying condensed consolidated financial statements. The remaining business in the segment was renamed Emergency and Crisis Services.

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

	2012	2011
Balance at beginning of period	$9,968	$21,045
Revenues deferred during the period	4,050	263
Revenues recognized during the period	(4,700)	(2,554)
Balance at end of period	$9,318	$18,754

As of March 31, 2012, deferred revenues included $6.3 million relating to the time charter of several offshore support vessels operating in the U.S. Gulf of Mexico that are scheduled to be paid through the conveyance of a limited net profit interest in developmental oil and gas producing properties owned by a customer. Payments from the conveyance of the limited net profit interest, and the timing of such payments, are contingent upon production and energy sale prices. Based on the current production payout estimate, the deferred revenues are expected to be paid through mid-2012. The Company expects to defer an additional $0.8 million of vessel charter hire under this arrangement through December 2012. The Company will continue to recognize revenues as cash is received or earlier should future payments become determinable. All costs and expenses related to these charters were recognized as incurred.

As of March 31, 2012, deferred revenues also included $2.8 million related to contract-lease revenues for certain helicopters leased by Aviation Services to Aeroleo Taxi Aero S/A ("Aeroleo"), its Brazilian joint venture (see Note 6). The deferral resulted from difficulties experienced by Aeroleo following one of its customer's cancellation of certain contracts for a number of AW139 aircraft under contract-lease from Aviation Services. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these contract-leases were recognized as incurred.

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

The Company’s financial assets and liabilities as of March 31, 2012 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$30,563	$38,023	$—
Derivative instruments (included in other receivables)	319	2,040	—
Construction reserve funds and Title XI reserve funds	259,926	—	—
LIABILITIES
Short sale of marketable securities (included in other current liabilities)	24,761	—	—
Derivative instruments (included in other current liabilities)	3,011	8,154	—
 ______________________

(1)
Marketable security gains (losses), net include gains of $2.6 million and losses of $3.7 million for the three months ended March 31, 2012 and 2011, respectively, related to marketable security positions held by the Company as of March 31, 2012.

As of March 31, 2012, the Company's Level 2 marketable securities included a $33.1 million investment in 9.25% Senior Secured Notes (the “Notes”) due from Trailer Bridge, Inc. (“Trailer Bridge”). The Company held a 50.9% interest in the total outstanding Notes. Trailer Bridge filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”) on November 16, 2011. On March 16, 2012, the Bankruptcy court confirmed Trailer Bridge's second amended restructuring plan, which provided for a majority of the Note holders, including the Company, to receive a pro rata share of a new $65.0 million debt instrument and a pro rata share of at least 91% of the equity interest in the newly restructured company. Existing common shareholders had the option to receive a 9% equity interest in the newly restructured company or a cash payment of $0.15 per share. The restructuring plan was implemented on April 2, 2012 resulting in the Company obtaining a 47.3% ownership interest in the newly restructured company after the exercise of the existing common shareholders' option.

The estimated fair value of the Company’s other financial assets and liabilities as of March 31, 2012 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$307,935	$307,935	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	9,315	see below
Notes receivable from other business ventures (included in other receivables and other assets)	57,054	see below
LIABILITIES
Long-term debt, including current portion	998,950	—	1,028,047	—

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

The Company’s non-financial assets and liabilities that were measured at fair value during the three months ended March 31, 2012 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Investment in Illinois Corn Processing LLC(1)	$—	$30,916	$—
 ______________________

(1)
During the three months ended March 31, 2012, the Company marked its equity investment in its Illinois Corn Processing LLC ("ICP") joint venture to fair value following the acquisition of a controlling interest (see Note 6). The investment's fair value was determined based on a fair value analysis of the assets and liabilities of ICP.

3.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of March 31, 2012 were as follows (in thousands):

	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$4,681
	—	4,681
Derivatives not designated as hedging instruments:
Options on equities and equity indices	369	646
Forward currency exchange, option and future contracts	427	282
Interest rate swap agreements	—	3,075
Commodity swap, option and future contracts:
Exchange traded	319	2,259
Non-exchange traded	1,244	222
	2,359	6,484
	$2,359	$11,165

Fair Value Hedges. During the three months ended March 31, 2011, the Company utilized forward currency exchange contracts designated as fair value hedges to fix a portion of its euro-denominated capital commitments in U.S. dollars to protect against currency fluctuations. As of March 31, 2012, there were no forward currency exchange contracts designated as fair value hedges.

The Company recognized gains (losses) on derivative instruments designated as fair value hedges for the three months ended March 31 as follows (in thousands):

	Derivative losses, net
	2012	2011
Forward currency exchange contracts, effective and ineffective portions	$—	$4,684
Decrease in fair value of hedged items included in property and equipment corresponding to effective portion of derivative gains	—	(4,684)
	$—	$—

Cash Flow Hedges. As of March 31, 2012, the Company is a party to various interest rate swap agreements, with maturities ranging from 2013 to 2014, which have been designated as cash flow hedges. These agreements call for the Company to pay fixed interest rates ranging from 2.25% to 2.85% on aggregate notional values of $125.0 million and receive a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) on these notional values. As of March 31, 2012, one of the Company’s Offshore Marine Services 50% or less owned companies had an interest rate swap agreement maturing in 2015 that has been designated as a cash flow hedge. This instrument calls for the joint venture to pay a fixed interest rate of 1.48% on the amortized notional value of $19.2 million and receive a variable interest rate based on LIBOR on the amortized notional value. In addition, as of March 31, 2012, one of the Company’s Inland River Services 50% or less owned companies had four interest rate swap agreements with maturities ranging from 2013 to 2015 that have been designated as cash flow hedges. These instruments call for the joint venture to pay fixed rates of interest ranging from 1.53% to 4.16% on the aggregate amortized notional value of $53.7 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. By entering into these interest rate swap agreements, the Company and its joint ventures have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.

The Company recognized gains (losses) on derivative instruments designated as cash flow hedges for the three months ended March 31 as follows (in thousands):

	Other comprehensive income		Derivative losses, net
	2012	2011	2012	2011
Interest rate swap agreements, effective portion	$(500)	$(99)	$—	$—
Interest rate swap agreements, ineffective portion	—	—	(28)	(79)
Reclassification of derivative losses to interest expense or equity in earnings of 50% or less owned companies	734	748	—	—
	$234	$649	$(28)	$(79)

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the three months ended March 31 as follows (in thousands):

	Derivative losses, net
	2012	2011
Options on equities and equity indices	$(1,212)	$(263)
Forward currency exchange, option and future contracts	583	418
Interest rate swap agreements	(334)	321
Commodity swap, option and future contracts:
Exchange traded	(1,427)	(3,127)
Non-exchange traded	(1,701)	(452)
U.S. Treasury notes, rate-locks and bond future and option contracts	—	(136)
	$(4,091)	$(3,239)

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

The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of March 31, 2012, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $47.9 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.

The Company has entered into various interest rate swap agreements with maturities ranging from 2012 through 2015 that call for the Company to pay fixed interest rates ranging from 1.67% to 2.59% on aggregate amortized notional values of $94.5 million and receive a variable interest rate based on LIBOR on these notional values. In addition, one of the Company’s Offshore Marine Services 50% or less owned companies has entered into an interest rate swap agreement maturing in 2014 that calls for the joint venture to pay a fixed interest rate of 3.05% on the amortized notional value of $25.2 million and receive a variable interest rate based on LIBOR on the amortized notional value. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company or its joint venture.

The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. In the Company’s commodity trading and logistics business, fixed price future purchase and sale contracts for ethanol and sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sale contracts as well as its inventory balances from market changes. As of March 31, 2012, the net market exposure to ethanol and sugar under these contracts was not material. The Company also enters into exchange traded positions (primarily natural gas, heating oil, crude oil, gasoline, ethanol and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s Offshore Marine Services and Inland River Services businesses. As of March 31, 2012, these positions were not material.

The Company enters and settles various positions in U.S. Treasury notes and bonds through rate locks, futures or options on futures tied to U.S. Treasury notes. The general purpose of these transactions is to provide value to the Company should the price of U.S. Treasury notes and bonds decline, leading to generally higher interest rates, which might lead to higher interest costs for the Company. As of March 31, 2012, there were none of these types of positions outstanding.

4.	BUSINESS ACQUISITIONS

Superior Lift Boats Acquisition. On March 30, 2012, the Company acquired 18 lift boats, real property and working capital from Superior Energy Inc. (“Superior”) for $142.5 million. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities.

ICP Acquisition. On February 1, 2012, the Company obtained a 70% controlling interest in ICP through its acquisition of a portion of its partner's interest for $9.1 million in cash (see Note 6). ICP owns and operates an alcohol manufacturing facility dedicated to the production of alcohol for beverage, industrial and fuel applications. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities.

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

Windcat Acquisition. On December 22, 2011, the Company acquired 75% of the issued and outstanding shares in Windcat Workboats Holdings Ltd. (“Windcat”) for $21.5 million in cash. Windcat, based in the United Kingdom and the Netherlands, is an operator of 29 wind farm utility vessels operating in the main offshore wind markets of Europe. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities.

Naviera Acquisition. On December 21, 2011, the Company acquired a 70% controlling interest in SEACOR Colombia Fluvial (MI) LLC for $1.9 million in cash. SEACOR Colombia Fluvial (MI) LLC's wholly-owned subsidiary, Naviera Central S.A. (“Naviera”), is a provider of inland river barge and terminal services in Colombia. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $1.0 million in goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities.

Soylutions Acquisition. On July 29, 2011, the Company obtained a 100% controlling interest in Soylutions LLC (“Soylutions”) through its acquisition of its partner’s interest for $11.9 million in cash (see Note 6). The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis was finalized during the three months ended March 31, 2012.

Purchase Price Allocation. The following table summarizes the allocation of the purchase price for the Company’s business acquisitions during the three months ended March 31, 2012 (in thousands):

Trade and other receivables	$18,136
Other current assets	16,611
Investments, at Equity, and Advances to 50% or Less Owned Companies	(42,358)
Property and Equipment	175,793
Intangible Assets	2,071
Accounts payable	(4,465)
Other current liabilities	(3,300)
Long-Term Debt	(946)
Other Liabilities	(157)
Noncontrolling interests in subsidiaries	(13,246)
Purchase price(1)	$148,139
 ______________________

(1)	Purchase price is net of cash acquired of $3.5 million.

5.	EQUIPMENT ACQUISITIONS, DISPOSITIONS AND DEPRECIATION AND IMPAIRMENT POLICIES

During the three months ended March 31, 2012, capital expenditures were $119.6 million. Equipment deliveries during the period included one offshore support vessel, one wind farm utility vessel, three inland river dry cargo barges and seven helicopters.

During the three months ended March 31, 2012, the Company sold one offshore support vessel, one helicopter, one inland river towboat and other equipment for net proceeds of $5.8 million and gains of $4.5 million, all of which was recognized currently.

From time to time, the Company enters into vessel sale-leaseback transactions with finance companies, provides seller financing on sales of its vessels to third parties and sells vessels, helicopters and barges to its 50% or less owned companies. A portion of the gains realized from these transactions may be deferred and recorded in deferred gains and other liabilities in the accompanying condensed consolidated balance sheets. Deferred gain activity related to these transactions for the three months ended March 31 was as follows (in thousands):

	2012	2011
Balance at beginning of period	$119,570	$131,836
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(4,925)	(5,596)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(1,064)	(1,074)
Balance at end of period	$113,581	$125,166

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

As of March 31, 2012, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore support vessels	20
Helicopters(1)	15
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag tankers	25
RORO vessels	20
Harbor and offshore tugs	25
Ocean liquid tank barges	25
______________________

(1)
Effective July 1, 2011, the Company changed its estimated useful life and salvage value for helicopters from 12 to 15 years and 30% to 40%, respectively, due to improvements in new aircraft models that continue to increase their long-term value and make them viable for operation over a longer period of time. For the three months ended March 31, 2012, the change in estimate increased operating income by $3.9 million, net income by $2.6 million, and basic and diluted earnings per share by $0.12.

The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the three months ended March 31, 2012, impairment charges recognized by the Company related to long-lived assets held for use were not material.

6.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Illinois Corn Processing. In January 2012, the Company and its partner each made a capital contribution of $0.5 million. On February 1, 2012, the Company obtained a 70% controlling interest in ICP through its acquisition of a portion of its partner’s interest for $9.1 million in cash (see Note 4). Upon the acquisition, the Company adjusted its investment in ICP to fair value resulting in the recognition of a gain of $6.0 million, net of tax, which is included in equity in earnings in 50% or less owned companies in the accompanying condensed consolidated statements of income. During the month ended January 31, 2012, the Company made net advances of $0.3 million under its revolving line of credit.

Aeroleo. On March 1, 2012, the Company recorded an impairment charge of $5.9 million, net of tax, on its investment in and advances to Aeroleo. The impairment charge resulted from difficulties experienced by Aeroleo following one of its customer's cancellation of certain contracts for a number of AW139 aircraft under contract-lease from Aviation Services.

Hawker Pacific. The Company's Hawker Pacific joint venture is an aviation sales and support organization and a distributor of aviation components. During the three months ended March 31, 2012, the Company advanced $3.3 million to Hawker Pacific. The advance bears interest at 10.0% per annum and matures on December 31, 2012, or earlier if a qualified refinancing occurs. As of March 31, 2012, the Company had an outstanding loan totaling $3.3 million inclusive of accrued interest.

Avion Pacific Limited. Avion Pacific Limited (“Avion”) is a joint venture that distributes aircraft and aircraft-related parts in Asia. During the three months ended March 31, 2012, the Company made advances of $9.0 million to Avion and received repayments of $2.1 million. As of March 31, 2012, the Company had outstanding loans to Avion totaling $16.7 million inclusive of accrued interest.

SCFCo Holdings. SCFCo Holdings LLC (“SCFCo”) was established to operate towboats and dry cargo barges on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. At various times, SCFCo has agreed to expand its operations through additional capital contributions and bank financing. During the three months ended March 31, 2012, the Company and its partner each contributed additional capital of $0.5 million.

Guarantees. The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter agreement that expires in 2012. In addition, the Company has guaranteed amounts owed under banking facilities by certain of its joint ventures. As of March 31, 2012, the total amount guaranteed by the Company under these arrangements was $24.0 million. In addition, as of March 31, 2012, the Company had uncalled capital commitments to two of its joint ventures for a total of $2.6 million.

7.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2012, the Company’s unfunded capital commitments consisted primarily of offshore support vessels, helicopters, inland river tank barges, an interest in a dry-bulk articulated tug-barge, an interest in a river grain terminal and other property and equipment. These commitments totaled $343.0 million, of which $157.7 million is payable during the remainder of 2012 with the balance payable through 2016. Of the total unfunded capital commitments, $44.9 million may be terminated without further liability other than the payment of liquidated damages of $1.4 million.

On August 19, 2011, the Company granted two fixed price purchase options to an unrelated third party to acquire up to 25% of the outstanding common stock of O'Brien's Response Management Inc. ("O'Brien's"), the Company's Emergency and Crisis Services business segment. The first option to acquire a 12.5% interest may be exercised beginning August 19, 2012 through August 19, 2014. If the first option is exercised, the second option to acquire an additional 12.5% may be exercised beginning August 19, 2013 through August 19, 2015.

On June 12, 2009, a purported civil class action was filed against the Company, Era Group Inc., Era Helicopters LLC and three other defendants (collectively, the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D. Del.).  The Complaint alleges that the Defendants violated federal antitrust law by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005.  The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages.  The Company believes that the claims set forth in the Complaint are without merit and intends to vigorously defend the action.  On September 4, 2009, the Defendants filed a motion to dismiss the Complaint.  On September 14, 2010, the Court entered an order dismissing the Complaint.  On September 28, 2010, the plaintiffs filed a motion for reconsideration and amendment and a motion for re-argument (the “Motions”).  On November 30, 2010, the Court granted the Motions, amended the Court's September 14, 2010 Order to clarify that the dismissal was without prejudice, permitted the filing of an amended Complaint, and authorized limited discovery with respect to the new allegations in the amended Complaint.  Following the completion of such limited discovery, on February 11, 2011, the Defendants filed a motion for summary judgment to dismiss the amended Complaint with prejudice.  On June 23, 2011, the Court granted summary judgment for the Defendants.  On July 22, 2011, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit.  On August 9, 2011, Defendants moved for certain excessive costs, expenses, and attorneys' fees under 28 U.S.C. § 1927. That motion is fully briefed and a decision is pending. On October 11, 2011, the plaintiffs filed their opening appeal brief with the U.S. Court of Appeals for the Third Circuit. That motion was fully briefed and oral argument completed on March 20, 2012. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and will continue to vigorously defend the action.

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.) (the “Robin Case”), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179 (“MDL”). The complaint seeks compensatory, punitive, exemplary, and other damages.  In response to this lawsuit, the Company filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire.  Pursuant to the Limitation of Liability Act, those petitions imposed an automatic stay on the Robin Case, and the court set a deadline of April 20, 2011 for individual claimants to assert claims in the limitation cases.  Approximately 66 claims were submitted by the deadline in all of the limitation actions.  On June 8, 2011, the Company moved to dismiss these claims (with the exception of one claim filed by a Company employee) on various legal grounds.  On October 12, 2011, the Court granted the Company's motion to dismiss in its entirety, dismissing with prejudice all claims that had been filed against the Company in the limitation actions (with the exception of one claim filed by a Company employee that was not subject to the motion to dismiss).  The Court entered final judgments in favor of the Company in the Robin Case and each of the limitation actions on November 21, 2011.  On December 12, 2011, the claimants appealed each of those judgments to the Unites States Court of Appeals for the Fifth Circuit.  The claimants' opening brief was filed on March 26, 2012, and the Company's response brief is due on May 7, 2012.  The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and will continue to vigorously defend the action.

On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by O'Brien's. The action now is part of the overall MDL. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will seek its dismissal.  Pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend O'Brien's in connection with the Wunstell Action and claims asserted in the MDL.

On December 15, 2010, O'Brien's and then-SEACOR subsidiary National Response Corporation (“NRC”) were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL.  The master complaint naming O'Brien's and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically.  By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint.  The Company believes that the claims asserted against O'Brien's and NRC in the master complaint have no merit and on February 28, 2011, O'Brien's and NRC moved to dismiss all claims against them in the master complaint on legal grounds.  On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that O'Brien's and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order).  Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that O'Brien's and NRC advanced and has directed O'Brien's and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments.  A schedule for such limited discovery and future motion practice has been established by the Court and currently contemplates that O'Brien's and NRC will file motions re-asserting their derivative immunity and implied preemption arguments on May 18, 2012.  The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury.  In addition to the indemnity provided to O'Brien's, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend O'Brien's and NRC in connection with these claims in the MDL.

Subsequent to the filing of the referenced master complaint, four additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, O'Brien's and/or NRC as defendants and are part of the overall MDL. On April 8, 2011, O'Brien's was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, O'Brien's and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, O'Brien's and NRC were named as defendants in Thomas Edward Black v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against O'Brien's and NRC (and the other defendants). By court order, all four of these additional individual cases have been stayed as a result of the filing of the referenced master complaint.  The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and does not expect this matter will have a material effect on the Company's consolidated financial position or its results of operations.

On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named O'Brien's and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to O'Brien's and NRC the claims in the referenced master complaint that have already been asserted against O'Brien's and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P., and Weatherford International, Inc. have also filed cross-claims against O'Brien's and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and O'Brien's and NRC have asserted counterclaims against those same parties for identical relief.  As provided above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect this matter will have a material effect on the Company's consolidated financial position or its results of operations.

Separately, on March 2, 2012, the Court announced that BP Exploration & Production Inc. and BP America Production Company (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP.  The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements, and the Court held a hearing on April 25, 2012 to consider those motions but has yet to make a ruling.   Although neither the Company, O'Brien's or NRC are parties to the settlement agreements, the Company, O'Brien's and NRC are listed on the releases accompanying both settlement agreements, such that if the settlement agreements are approved by the Court as currently drafted, any plaintiffs that settle will be required to release their claims against the Company, O'Brien's and NRC.

In the course of the Company's business, it may agree to indemnify a party.  If the indemnified party makes a successful claim for indemnification, the Company would be required to reimburse that party in accordance with the terms of the indemnification agreement.  Indemnification agreements generally are subject to threshold amounts, specified claim periods and other restrictions and limitations.

In connection with the disposition of certain entities of the Company's Environmental Services Business Segment (the “NRC Entities”) on March 16, 2012, the Company remains contingently liable for certain obligations of the NRC Entities, including potential liabilities relating to work performed in connection with the Oil Spill Response.  These potential liabilities may not exceed the purchase consideration received by the Company for the NRC Entities and the Company currently is indemnified under contractual agreements with BP.

In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company's potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company's estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company's consolidated financial position or its results of operations.

In 2011, the Company received a Notice of Infringement (the “Notice”) from the Brazilian Federal Revenue Office. The Notice alleged the Company had imported a number of vessels into Brazil without properly completing the required importation documents and levied an assessment of $25.7 million. The Company intends to vigorously defend its position that the proposed assessment is erroneous and believes the resolution of this matter will not have a material effect on the Company's consolidated financial position or its results of operations. Of the levied assessment, $19.3 million relates to managed vessels whose owner would be responsible to reimburse any potential payment.

8.	MULTI-EMPLOYER PENSION PLANS

There has been no material change in the multi-employer pension plans in which the Company participates, except that the Company received notification from the American Maritime Officers Pension Plan (the "AMOPP”) that, based on an actuarial valuation performed as of September 30, 2011, if the Company chose to withdraw from the AMOPP, its withdrawal liability would have been $39.3 million. That liability may change in future years based on various factors, primarily employee census. As of March 31, 2012, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.

9.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

As of March 31, 2012, the Company had $125.0 million of outstanding borrowings under the SEACOR revolving credit facility. The remaining availability under this facility was $279.0 million, net of issued letters of credit of $1.0 million. As of March 31, 2012, Era Group Inc. ("Era") had $290.0 million of outstanding borrowings under its senior secured revolving credit facilities. The remaining availability under this facility was $59.7 million, net of issued letters of credit of $0.3 million. In addition, as of March 31, 2012, the Company had other outstanding letters of credit totaling $56.7 million with various expiration dates through 2014.

During the three months ended March 31, 2012, the Company made scheduled payments on long-term debt and capital lease obligations of $2.1 million, repaid $3.2 million of acquired debt, made repayments of $50.0 million of borrowings under the SEACOR revolving credit facility, made net repayments on inventory financing arrangements of $17.3 million and borrowed $38.0 million under the Era senior secured revolving credit facility.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes due 2012 and its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the three months ended March 31, 2012, the Company purchased $5.5 million, in principal amount, of its 5.875% Senior Notes for $5.7 million, resulting in a loss on debt extinguishment of $0.2 million.

10.	STOCK REPURCHASES

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the three months ended March 31, 2012, the Company did not acquire any Common Stock for treasury. As of March 31, 2012, the remaining authority under the repurchase plan was $150.0 million.

11.	EARNINGS PER COMMON SHARE OF SEACOR

Basic earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock method. Dilutive securities for this purpose assumes restricted stock grants have vested and common shares have been issued pursuant to the exercise of outstanding stock options. For the three months ended March 31, 2012, diluted earnings per common share of SEACOR excluded 501,274 of certain share awards as the effect of their inclusion in the computation would have been antidilutive. For the three months ended March 31, 2011, diluted earnings per common share of SEACOR excluded 182,839 of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

A reconciliation of basic and diluted weighted average outstanding common shares of SEACOR for the three months ended March 31 was as follows:

	2012	2011
Basic Weighted Average Common Shares Outstanding	20,519,660	21,104,739
Effect of Dilutive Share Awards:
Options and Restricted Stock	373,550	334,685
Diluted Weighted Average Common Shares Outstanding	20,893,210	21,439,424

12.	SHARE BASED COMPENSATION

Transactions in connection with the Company’s share based compensation plans during the three months ended March 31, 2012 were as follows:

Director stock awards granted	1,000
Employee Stock Purchase Plan (“ESPP”) shares issued	22,641
Restricted stock awards granted	109,100
Restricted stock awards canceled	—
Shares released from Deferred Compensation Plan	—
Restricted Stock Unit Activities:
Outstanding as of December 31, 2011	1,130
Granted	—
Converted to shares and issued to Deferred Compensation Plan	(370)
Outstanding as of March 31, 2012	760
Stock Option Activities:
Outstanding as of December 31, 2011	1,272,192
Granted	37,400
Exercised	(48,497)
Forfeited	—
Expired	(750)
Outstanding as of March 31, 2012	1,260,345
Shares available for future grants and ESPP purchases as of March 31, 2012	368,896

13.	SEGMENT INFORMATION

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. An operating business segment has been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Certain reclassifications of prior year information have been made to conform to the current year's reportable segment presentation as a result of the Company's presentation of discontinued operations (see Note 1). The Company’s basis of measurement of segment profit or loss is as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Emergency and Crisis Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2012
Operating Revenues:
External customers	120,938	61,052	49,896	26,196	10,163	209,696	19,944	—	497,885
Intersegment	148	—	3,594	87	52	—	—	(3,881)	—
	121,086	61,052	53,490	26,283	10,215	209,696	19,944	(3,881)	497,885
Costs and Expenses:
Operating	75,340	39,676	35,183	15,758	6,873	203,233	11,814	(3,765)	384,112
Administrative and general	11,856	9,677	3,982	2,475	3,254	3,141	2,817	8,976	46,178
Depreciation and amortization	12,882	9,630	7,007	5,651	484	1,060	2,158	455	39,327
	100,078	58,983	46,172	23,884	10,611	207,434	16,789	5,666	469,617
Gains on Asset Dispositions	1,845	1,765	1,927	—	5	—	—	—	5,542
Operating Income (Loss)	22,853	3,834	9,245	2,399	(391)	2,262	3,155	(9,547)	33,810
Other Income (Expense):
Derivative losses, net	—	(124)	—	—	—	(2,939)	—	(1,056)	(4,119)
Foreign currency gains (losses), net	1,123	917	(22)	9	14	79	(16)	448	2,552
Other, net	—	30	—	30	—	—	—	(114)	(54)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,829	(6,419)	250	(217)	67	6,154	(422)	—	1,242
Segment Profit (Loss)	25,805	(1,762)	9,473	2,221	(310)	5,556	2,717
Other Income (Expense) not included in Segment Profit									(5,850)
Less Equity Earnings included in Segment Profit									(1,242)
Income Before Taxes, Equity Earnings and Disc. Ops.									26,339
Capital Expenditures	42,778	54,272	4,884	2,541	412	—	13,696	1,021	119,604
As of March 31, 2012
Property and Equipment	826,153	752,602	375,968	223,137	1,523	42,821	166,423	20,770	2,409,397
Investments, at Equity, and Advances to 50% or Less Owned Companies	68,645	40,841	50,758	11,989	268	—	48,271	—	220,772
Inventories (1)	6,261	25,876	2,681	—	642	57,393	1,476	—	94,329
Goodwill	13,367	352	4,345	550	37,138	—	1,302	—	57,054
Intangible Assets	5,500	—	8,755	1,423	5,909	157	388	—	22,132
Other current and long-term assets, excluding cash and near cash assets(2)	140,019	77,356	61,675	4,444	19,904	71,617	68,434	19,354	462,803
Segment Assets	1,059,945	897,027	504,182	241,543	65,384	171,988	286,294
Cash and near cash assets(2)									636,447
Discontinued operations									4,019
Total Assets									3,906,953
______________________

(1)	Inventories for Commodity Trading and Logistics includes raw materials of $2.8 million and work in process of $2.4 million resulting from the acquisition of ICP. (see Note 4).

(2)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Emergency and Crisis Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2011
Operating Revenues:
External customers	80,323	56,155	43,928	17,224	28,833	194,012	17,536	—	438,011
Intersegment	21	—	2,541	88	—	—	—	(2,650)	—
	80,344	56,155	46,469	17,312	28,833	194,012	17,536	(2,650)	438,011
Costs and Expenses:
Operating	63,020	33,465	27,884	8,979	14,776	187,018	9,142	(2,541)	341,743
Administrative and general	11,770	7,020	2,697	1,417	2,811	2,660	2,620	10,659	41,654
Depreciation and amortization	12,533	11,919	5,622	4,978	502	13	2,289	474	38,330
	87,323	52,404	36,203	15,374	18,089	189,691	14,051	8,592	421,727
Gains on Asset Dispositions and Impairments, Net	4,364	2,194	697	—	—	—	—	—	7,255
Operating Income (Loss)	(2,615)	5,945	10,963	1,938	10,744	4,321	3,485	(11,242)	23,539
Other Income (Expense):
Derivative gains (losses), net	—	310	—	—	—	(4,750)	—	1,122	(3,318)
Foreign currency gains (losses), net	725	353	—	16	(51)	(5)	1	4,020	5,059
Other, net	—	—	1	—	—	—	(1)	(178)	(178)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	735	(99)	(256)	—	—	51	(389)	—	42
Segment Profit (Loss)	(1,155)	6,509	10,708	1,954	10,693	(383)	3,096
Other Income (Expense) not included in Segment Profit									(4,822)
Less Equity Earnings included in Segment Profit									(42)
Income Before Taxes, Equity Earnings and Disc. Ops									20,280
Capital Expenditures	18,093	9,209	31,521	4,199	16	—	229	71	63,338
As of March 31, 2011
Property and Equipment	617,170	603,904	343,618	217,938	900	143	150,983	18,704	1,953,360
Investments, at Equity, and Advances to 50% or Less Owned Companies	45,865	32,669	40,472	—	—	14,546	54,773	—	188,325
Inventories	4,523	24,408	2,702	365	380	58,607	1,539	—	92,524
Goodwill	13,367	353	1,743	—	37,086	—	1,302	—	53,851
Intangible Assets	7,502	—	1,001	1,834	7,733	—	502	—	18,572
Other current and long-term assets, excluding cash and near cash assets(1)	109,330	54,585	41,359	2,418	39,738	38,477	43,392	38,886	368,185
Segment Assets	797,757	715,919	430,895	222,555	85,837	111,773	252,491
Cash and near cash assets(1)									906,078
Discontinued operations									153,803
Total Assets									3,734,698
 ______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: decreased demand and loss of revenues as a result of U.S. government implemented moratoriums directing operators to cease certain drilling activities and any extension of such moratoriums (the “Moratoriums”), weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters and aviation equipment or failures to finalize commitments to charter vessels and aviation equipment in response to Moratoriums, increased government legislation and regulation of the Company’s businesses which could increase cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with providing spill and emergency response services, including the Company’s involvement in response to the oil spill that resulted from the sinking of the Deepwater Horizon in April 2010, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and illiquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services, Marine Transportation Services and Aviation Services, decreased demand for Marine Transportation Services and Harbor and Offshore Towing Services due to construction of additional refined petroleum products, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations, the dependence of Offshore Marine Services, Marine Transportation Services and Aviation Services on several customers, consolidation of the Company’s customer base, safety issues experienced by a particular helicopter model that could result in customers refusing to use that helicopter model or a regulatory body grounding that helicopter model, which could also permanently devalue that helicopter model, the ongoing need to replace aging vessels and aircraft, industry fleet capacity, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company’s Common Stock, operational risks of Offshore Marine Services, Marine Transportation Services, Harbor and Offshore Towing Services and Aviation Services, effects of adverse weather conditions and seasonality, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and Emergency and Crisis Services’ ability to comply with such regulation and other governmental regulation, liability in connection with providing spill response services, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors in Inland River Services’ operations, adequacy of insurance coverage, the attraction and retention of qualified personnel by the Company and various other matters and factors, many of which are beyond the Company’s control. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors. Consequently, the following should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which are incorporated by reference.

Overview

The Company’s operations are divided into six main business segments – Offshore Marine Services, Aviation Services, Inland River Services, Marine Transportation Services, Emergency and Crisis Services and Commodity Trading and Logistics. The Company also has activities that are referred to and described under Other that primarily includes Harbor and Offshore Towing Services, various other investments in joint ventures and lending and leasing activities.

On March 16, 2012, the Company sold certain companies and assets of its Environmental Services business segment for a net sales price of $99.9 million and recognized a gain of $20.7 million, net of tax, or $0.99 per diluted share.  The Company has no continuing involvement in the business sold, although the sales agreement provides that the Company may receive contingent consideration equal to a portion of the revenue generated by any extraordinary oil spill response that occurs within three years following the date of sale.  As a result, the Company has reported, for all periods presented, the financial position, results of operations and cash flows for the sold business as discontinued operations.  The remaining business in its Environmental Services business segment was renamed Emergency and Crisis Services.

Emergency and Crisis Services is primarily engaged in providing emergency preparedness and crisis management services to the public and private sectors in the United States and abroad. Clients served include aerospace, chemicals, energy, food, health care, industrial, mining, oil, retail, shipping and transportation as well as industry associations, non-profit associations, school districts and universities.

Consolidated Results of Operations

The sections below provide an analysis of the Company’s operations by business segment for the three months ended March 31, 2012 (“Current Year Quarter”), as compared with the three months ended March 31, 2011 (“Prior Year Quarter”). See “Item 1. Financial Statements—Note 13. Segment Information” included in Part I for consolidating segment tables for each period presented.

Offshore Marine Services

	Three Months Ended March 31,
	2012		2011
	$’000%		$’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	47,313	39	19,161	24
Africa, primarily West Africa	17,087	14	19,467	24
Middle East	12,018	10	11,758	15
Brazil, Mexico, Central and South America	18,287	15	11,910	15
Europe, primarily North Sea	24,066	20	16,746	21
Asia	2,315	2	1,302	1
	121,086	100	80,344	100
Costs and Expenses:
Operating
Personnel	37,092	30	32,451	40
Repairs and maintenance	10,816	9	8,505	11
Drydocking	5,329	4	4,664	6
Insurance and loss reserves	3,637	3	2,766	3
Fuel, lubes and supplies	6,866	6	5,411	7
Leased-in equipment	5,738	5	3,457	4
Brokered vessel activity	285	—	2,470	3
Other	5,577	5	3,296	4
	75,340	62	63,020	78
Administrative and general	11,856	10	11,770	15
Depreciation and amortization	12,882	10	12,533	15
	100,078	82	87,323	108
Gains on Asset Dispositions	1,845	1	4,364	5
Operating Income (Loss)	22,853	19	(2,615)	(3)
Other Income (Expense):
Foreign currency gains, net	1,123	1	725	1
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,829	1	735	1
Segment Profit (Loss)	25,805	21	(1,155)	(1)

Operating Revenues by Type. The table below sets forth, for the periods indicated, the amount of operating revenues earned by type.

	Three Months Ended March 31,
	2012		2011
	$’000%		$’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	44,653	37	17,379	22
Africa, primarily West Africa	16,593	14	16,313	20
Middle East	10,340	9	9,429	12
Brazil, Mexico, Central and South America	15,949	13	10,487	13
Europe, primarily North Sea	23,563	19	16,696	21
Asia	2,371	2	1,321	2
Total time charter	113,469	94	71,625	90
Bareboat charter	705	1	207	—
Brokered vessel activity	313	—	3,368	4
Other marine services	6,599	5	5,144	6
	121,086	100	80,344	100

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

	Three Months Ended March 31,
	2012	2011
Rates Per Day Worked:
Anchor handling towing supply	$30,928	$29,685
Crew	7,803	6,630
Mini-supply	7,409	7,677
Standby safety	9,230	8,870
Supply	16,662	13,224
Towing supply	9,301	10,388
Specialty	12,964	6,987
Overall Average Rates Per Day Worked (excluding wind farm utility)	13,174	10,123
Wind farm utility	2,431	—
Overall Average Rates Per Day Worked (including wind farm utility)	10,839	10,123
Utilization:
Anchor handling towing supply	77%	34%
Crew	79%	66%
Mini-supply	98%	62%
Standby safety	86%	84%
Supply	84%	65%
Towing supply	48%	68%
Specialty	62%	72%
Overall Fleet Utilization (excluding wind farm utility)	81%	65%
Wind farm utility	86%	—%
Overall Fleet Utilization (including wind farm utility)	82%	65%
Available Days:
Anchor handling towing supply	1,547	1,530
Crew	3,363	3,870
Mini-supply	637	779
Standby safety	2,275	2,250
Supply	1,705	1,548
Towing supply	364	540
Specialty	273	360
Overall Fleet Available Days (excluding wind farm utility)	10,164	10,877
Wind farm utility	2,647	—
Overall Fleet Available Days (including wind farm utility)	12,811	10,877

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Operating revenues increased by $40.7 million in the Current Year Quarter compared with the Prior Year Quarter. Excluding the contribution of wind farm utility vessels, time charter revenues were $36.3 million higher in the Current Year Quarter compared with the Prior Year Quarter. Overall fleet utilization was 81% compared with 65%. The number of days available for charter was 10,164 compared with 10,877, a 713 day or 7% reduction, primarily due to fleet dispositions which reduced time charter revenues by $3.0 million. Overall average day rates were $13,174 per day compared with $10,123 per day, an increase of $3,051 per day or 30%. Improved utilization increased time charter revenues by $12.9 million. Fleet additions, the impact of vessels mobilizing between geographic regions and other changes in fleet mix combined to increase time charter revenues by $7.9 million. In overall terms, higher average day rates increased time charter revenues by $18.8 million, while the impact of unfavorable changes in currency exchange rates decreased time charter revenues by $0.3 million. The Company's fleet of wind farm utility vessels, which was acquired in December 2011, contributed time charter revenues of $5.5 million during the Current Year Quarter with an average day rate of $2,431 per day and a utilization rate of 86%.

In the U.S. Gulf of Mexico, time charter revenues were $27.3 million higher primarily due to firmer market conditions. During the Current Year Quarter, improved utilization and higher average day rates increased time charter revenues by $10.1 million and $14.8 million, respectively. Net fleet additions and other changes in fleet mix combined to increase time charter revenues by $2.4 million. As of March 31, 2012, the Company had four vessels cold-stacked in this region compared with twelve as of March 31, 2011.

In Brazil, Mexico and Central and South America, time charter revenues were $5.5 million higher, of which $3.1 million was due to net fleet additions and vessels that mobilized into the region and $3.0 million was due to higher average day rates. Lower utilization decreased time charter revenues by $0.6 million.

In Europe, excluding the $5.5 million contribution of the wind farm utility vessels in the Current Year Quarter, time charter revenues were $1.3 million higher, of which $0.8 million was due to improved average day rates and $1.0 million was due to incremental time charter revenues from a vessel that mobilized into the region. A vessel disposition and unfavorable changes in currency exchange rates decreased time charter revenues by $0.2 million and $0.3 million, respectively.

Revenues from brokered vessel activity were $3.1 million lower primarily due to reduced activity in West Africa.

Operating Expenses. Operating expenses were $12.3 million higher in the Current Year Quarter compared with the Prior Year Quarter. Personnel costs were $4.6 million higher primarily due to net fleet additions, including the Company's wind farm utility vessels that were acquired in December 2011, the return to service of previously cold-stacked vessels and inflationary pressures on rates of pay. Repair and maintenance expenses were $2.3 million higher, primarily in the U.S. Gulf of Mexico, as activity levels increased during the Current Year Quarter. Fuel, lubes and supplies expenses were $1.5 million higher primarily due to the wind farm utility vessel fleet. Leased-in equipment expense was $2.3 higher primarily due to the charter-in of several vessels into Brazil, Mexico and Central and South America. Brokered vessel activity was $2.2 million lower primarily due to reduced activity in West Africa. Other operating expenses were $2.3 million higher primarily due to net fleet additions and increased activity levels.

Gains on Asset Dispositions. During the Current Year Quarter, the Company sold one offshore support vessel and other equipment for net proceeds of $2.0 million and gains of $1.7 million. In addition, the Company recognized previously deferred gains of $0.1 million. During the Prior Year Quarter, the Company sold one offshore support vessel and other equipment for net proceeds of $9.6 million and gains of $4.2 million. In addition, the Company recognized previously deferred gains of $0.2 million.

Operating Income. Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 17% in the Current Year Quarter compared with -10% in the Prior Year Quarter. The improvement was primarily due to firmer market conditions in the U.S. Gulf of Mexico as noted above.

Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax increased by $1.1 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to the commencement of a long-term charter for a vessel in November 2011 and improved results in the Offshore Marine Services' Mexican joint venture. These increases were partially offset by lower results from Offshore Marine Services' liftboat and Angolan joint ventures.

Fleet Count

The composition of Offshore Marine Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2012
Anchor handling towing supply	14	2	3	—	19
Crew	31	7	7	3	48
Mini-supply	5	2	2	—	9
Standby safety	25	1	—	—	26
Supply	11	—	9	8	28
Towing supply	2	1	2	—	5
Liftboats(1)	18	2	—	—	20
Specialty	3	3	—	3	9
Wind farm utility	29	—	1	—	30
	138	18	24	14	194
2011
Anchor handling towing supply	15	2	2	—	19
Crew	40	2	7	3	52
Mini-supply	6	—	3	—	9
Standby safety	25	1	—	—	26
Supply	10	—	7	9	26
Towing supply	4	1	2	—	7
Liftboats	—	2	—	—	2
Specialty	4	3	—	3	10
Wind farm utility	—	—	—	—	—
	104	11	21	15	151
______________________

(1)	On March 30, 2012, Offshore Marine Services acquired 18 liftboats, real property and working capital from Superior Energy Inc. for $142.5 million.

Aviation Services

	Three Months Ended March 31,
	2012		2011
	$’000%		$’000%
Operating Revenues:
United States	46,230	76	39,233	70
Foreign	14,822	24	16,922	30
	61,052	100	56,155	100
Costs and Expenses:
Operating
Personnel	15,707	26	14,626	26
Repairs and maintenance	10,298	17	9,731	17
Insurance and loss reserves	2,746	4	1,608	3
Fuel	4,619	7	4,183	7
Leased-in equipment	445	1	489	1
Other	5,861	10	2,828	5
	39,676	65	33,465	59
Administrative and general	9,677	16	7,020	13
Depreciation and amortization	9,630	16	11,919	21
	58,983	97	52,404	93
Gains on Asset Dispositions and Impairments, Net	1,765	3	2,194	4
Operating Income	3,834	6	5,945	11
Other Income (Expense):
Derivative gains (losses), net	(124)	—	310	—
Foreign currency gains, net	917	2	353	1
Other, net	30	—	—	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(6,419)	(11)	(99)	—
Segment Profit	(1,762)	(3)	6,509	12

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues earned by service line.

	Three Months Ended March 31,
	2012		2011
	$’000%		$’000%
Operating Revenues:
U.S. Gulf of Mexico, primarily from oil and gas services	34,198	56	26,161	47
Alaska, primarily from oil and gas services	3,326	5	5,104	9
Contract-leasing	14,997	25	16,922	30
Air Medical Services	6,336	10	5,856	10
Flightseeing	2	—	3	—
FBO	2,291	4	2,214	4
Intersegment Eliminations	(98)	—	(105)	—
	61,052	100	56,155	100

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Operating revenues increased by $4.9 million in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues in the U.S. Gulf of Mexico were $8.0 million higher primarily due to newly delivered medium and heavy helicopters being placed on contract, an expansion of government services support and a general increase in charter activity. Operating revenues in Alaska were $1.8 million lower primarily due to the temporary suspension of a contract with a major oil and gas customer whose operations are expected to resume in October 2012. Operating revenues from contract-leasing activities were $1.9 million lower primarily due to the deferral of $2.8 million of contract-leasing revenues from Aviation Services’ Brazilian joint venture due to uncertainties regarding collectability. This reduction was partially offset by additional helicopters placed on contract-leases with existing customers. Operating revenues for air medical services were $0.5 million higher due to an additional hospital contract.

Operating Expenses. Operating expenses were $6.2 million higher in the Current Year Quarter compared with the Prior Year Quarter. Personnel costs were $1.1 million higher as additional personnel were added to support the increased activity discussed above. Repair and maintenance expenses were $0.6 million higher primarily due to $1.9 million from enrolling additional helicopters in power-by-hour maintenance programs, a $2.2 million increase from increased activity and timing of repairs, partially offset by $3.6 million of vendor credits recognized in the Current Year Quarter. Insurance and loss reserves were $1.1 million higher due to an increase in the overall fleet value and the recognition of a good experience credit from Aviation Services' hull and machinery underwriters in the Prior Year Quarter. Other operating expenses were $3.0 million higher primarily due to the receipt of $1.8 million in insurance proceeds related to hurricane damages sustained in 2005 in the Prior Year Quarter.

Administrative and General. Administrative and general expenses were $2.7 million higher primarily due to the recognition of previously deferred legal and other professional expenses.

Depreciation and Amortization. Depreciation and amortization expenses were $2.3 million lower due to a change in estimate of the useful life and salvage value of helicopters, which reduced depreciation expense by $3.9 million in the Current Year Quarter, partially offset by the addition of new and higher cost equipment. Effective July 1, 2011, the Company changed its estimated useful life and salvage value for helicopters from 12 to 15 years and 30% to 40%, respectively, due to improvements in new aircraft models that continue to increase their long-term value and make them viable for operation over a longer period of time.

Gains on Asset Dispositions and Impairments, Net. During the Current Year Quarter, Aviation Services sold one helicopter and other equipment for proceeds of $2.9 million and gains of $1.5 million. In addition, Aviation Services recognized previously deferred gains of $0.3 million. During the Prior Year Quarter, Aviation Services sold two helicopters and other equipment for proceeds of $2.8 million and gains of $2.0 million. In addition, Aviation Services recognized previously deferred gains of $0.2 million.

Operating Income. Operating income as a percentage of operating revenues was 6% in the Current Year Quarter compared with 11% in the Prior Year Quarter. The decrease was primarily due to higher personnel and insurance related costs and the recognition of previously deferred legal and other professional expenses as noted above, partially offset by the change in depreciation policy noted above.

Equity in Losses of 50% or Less Owned Companies. During the Current Year Quarter, Aviation Services recognized an impairment charge of $5.9 million, net of tax, on its Brazilian joint venture.

Fleet Count

The composition of Aviation Services’ fleet as of March 31 was as follows:

	Owned(1)	Joint Ventured	Leased-in(2)	Managed	Total
2012
Light helicopters – single engine	52	6	—	—	58
Light helicopters – twin engine	30	—	6	10	46
Medium helicopters	61	1	1	3	66
Heavy helicopters	8	—	—	—	8
	151	7	7	13	178
2011
Light helicopters – single engine	52	6	3	—	61
Light helicopters – twin engine	29	—	6	9	44
Medium helicopters	58	—	2	3	63
Heavy helicopters	9	—	—	—	9
	148	6	11	12	177
______________________

(1)	Excludes one helicopter removed from service as of March 31, 2011.

(2)	Excludes three helicopters removed from service as of March 31, 2011.

Inland River Services

	Three Months Ended March 31,
	2012		2011
	$’000%		$’000%
Operating Revenues:
United States	53,376	100	46,469	100
Foreign	114	—	—	—
	53,490	100	46,469	100
Costs and Expenses:
Operating
Barge logistics	19,737	37	17,754	38
Personnel	5,377	10	3,390	7
Repairs and maintenance	2,192	4	1,028	2
Insurance and loss reserves	705	1	658	2
Fuel, lubes and supplies	1,143	2	908	2
Leased-in equipment	3,362	6	2,788	6
Other	2,667	5	1,358	3
	35,183	65	27,884	60
Administrative and general	3,982	8	2,697	6
Depreciation and amortization	7,007	13	5,622	12
	46,172	86	36,203	78
Gains on Asset Dispositions	1,927	3	697	2
Operating Income	9,245	17	10,963	24
Other Income (Expense):
Foreign currency losses, net	(22)	—	—	—
Other, net	—	—	1	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	250	1	(256)	(1)
Segment Profit	9,473	18	10,708	23

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues earned by service line.

	Three Months Ended March 31,
	2012		2011
	$’000%		$’000%
Operating Revenues:
Dry cargo barge pool participation	24,609	46	27,965	60
Liquid unit tow operations	6,855	13	6,677	14
Charter-out of dry cargo barges	2,201	4	2,034	5
10,000 barrel liquid tank barge operations	5,116	10	3,671	8
Inland river towboat operations and other activities	14,709	27	6,122	13
	53,490	100	46,469	100

Dry Cargo Barge Pool Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	Three Months Ended March 31,
	2012		2011
	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	962	71	964	68
Non-Grain	388	29	462	32
	1,350	100	1,426	100

	Days		Days
Available barge days	50,651		47,354

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Operating revenues increased by $7.0 million in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues from the dry cargo barge pools were $3.4 million lower as a result of a reduction in activity levels due to poor river conditions and weak demand for freight in the Current Year Quarter. As a result, a portion of the fleet was idled in the Current Year Quarter. Operating revenues from the 10,000 barrel liquid tank barge operations increased by $1.4 million primarily due to an increase in northbound activity. Operating revenues from inland river towboat operations and other activities increased by $8.6 million primarily due to activity in SCF's Lewis and Clark Fleeting and Terminal operations acquired in December 2011 ("Lewis & Clark").

Operating Expenses. Operating expenses were $7.3 million higher in the Current Year Quarter primarily due to Lewis & Clark. The increases were partially offset by a reduction of operating expenses for the dry cargo barge pools as a result of lower activity levels and idling a portion of the fleet as described above.

Administrative and General. Administrative and general expenses were $1.3 million higher in the Current Year Quarter compared with the Prior Year Quarter, primarily due to activity from Lewis & Clark, the acquisition of a 70% interest in Naviera in December 2011 and higher wage and benefit costs.

Depreciation and Amortization. Depreciation and amortization expenses were $1.4 million higher in the Current Year Quarter primarily due to Lewis & Clark and the consolidation of Soylutions beginning in July 2011.

Operating Income. Excluding the impact of gains on assets dispositions, operating income as a percentage of operating revenues was 14% in the Current Year Quarter compared with 22% in the Prior Year Quarter. The decrease was primarily attributable to the idling a portion of the fleet noted above.

Gains on Asset Dispositions. During the Current Year Quarter, the Company financed the sale of one towboat and recognized gains of $1.2 million. In addition, the Company recognized previously deferred gains of $0.7 million. During the Prior Year Quarter, the Company recognized previously deferred gains of $0.7 million.

Fleet Count

The composition of Inland River Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2012
Inland river dry cargo barges	692	172	2	613	1,479
Inland river liquid tank barges	69	—	—	8	77
Inland river deck barges	20	—	—	—	20
Inland river towboats	15	15	—	—	30
Dry cargo vessel(1)	—	1	—	—	1
	796	188	2	621	1,607
2011
Inland river dry cargo barges	689	172	2	634	1,497
Inland river liquid tank barges	70	—	—	10	80
Inland river deck barges	26	—	—	—	26
Inland river towboats	17	15	—	—	32
Dry cargo vessel(1)	—	1	—	—	1
	802	188	2	644	1,636
 ______________________

(1)	Argentine-flag.

Marine Transportation Services

	Three Months Ended March 31,
	2012		2011
	$’000%		$’000%
Operating Revenues:
United States	17,827	68	17,312	100
Foreign	8,456	32	—	—
	26,283	100	17,312	100
Costs and Expenses:
Operating
Personnel	4,250	16	3,881	23
Repairs and maintenance	1,282	5	543	3
Drydocking	299	1	400	2
Insurance and loss reserves	605	2	490	3
Fuel, lubes and supplies	2,248	9	389	2
Leased-in equipment	3,117	12	2,900	17
Other	3,957	15	376	2
	15,758	60	8,979	52
Administrative and general	2,475	9	1,417	8
Depreciation and amortization	5,651	22	4,978	29
	23,884	91	15,374	89
Operating Income	2,399	9	1,938	11
Other Income (Expense):
Foreign currency gains, net	9	—	16	—
Other, net	30	—	—	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(217)	(1)	—	—
Segment Profit	2,221	8	1,954	11

Operating Revenues by Charter Arrangement. The table below sets forth, for the periods indicated, the amount of operating revenues earned from charter arrangements.

	Three Months Ended March 31,
	2012		2011
	$’000%		$’000%
Operating Revenues:
Time charter	9,166	35	8,621	50
Bareboat charter	8,649	33	8,554	49
Technical management services	182	1	137	1
G&G Shipping	8,286	31	—	—
	26,283	100	17,312	100

Current Year Quarter compared with Prior Year Quarter

G&G Shipping Acquisition. In April 2011, Marine Transportation Services acquired real property, eight foreign flag Roll-on/Roll-off (“RORO”) vessels and a 70% interest in an operating company engaged in the shipping trade between the United States, the Bahamas and the Caribbean (the "G&G Shipping Acquisition"). The operating company leases-in the real property and the RORO vessels from the Company. In the Current Year Quarter, this operation contributed an operating loss of $0.8 million.

Operating Revenues.  Operating revenues increased by $9.0 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to the G&G Shipping Acquisition as discussed above. Time charter revenues were $0.5 million higher in the Current Year Quarter primarily due to an increase in charter hire rates for three vessels and one additional operating day in the Current Year Quarter. Bareboat charter revenues were $0.1 million higher in the Current Year Quarter due to one additional operating day in the Current Year Quarter.

Operating Expenses.  Operating expenses increased by $6.8 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to the G&G Shipping Acquisition.

Administrative and General. Administrative and general expenses were $1.1 million higher in the Current Year Quarter primarily due to the G&G Shipping Acquisition.

Depreciation and Amortization. Depreciation and amortization expenses were $0.7 million higher in the Current Year Quarter primarily due to the G&G Shipping Acquisition, partially offset by a reduction due to the sale of the Seabulk America in October 2011.

Operating Income. Operating income as a percentage of operating revenues was 9% in the Current Year Quarter compared with 11% in the Prior Year Quarter primarily due to the results of the G&G Shipping Acquisition.

Equity in Losses of 50% or Less Owned Companies. Equity in losses was $0.2 million in the Current Year Quarter primarily reflecting depreciation expense in the Company's joint venture established to own an articulated tug-barge, which began a charter in April 2012.

Fleet Count

As of March 31, 2012, Marine Transportation Services’ fleet included seven U.S.-flag product tankers operating in the domestic coastwise trade, of which five were owned and two were leased-in, and eight owned foreign flag RORO vessels operating in the shipping trade between the United States, the Bahamas and the Caribbean. Of the U.S-flag product tankers, four were operating under long-term bareboat charters and three were operating under time charters. As of March 31, 2011, Marine Transportation Services’ fleet included eight U.S.-flag product tankers operating in the domestic coastwise trade.

Emergency and Crisis Services

	Three Months Ended March 31,
	2012		2011
	$’000%		$’000%
Operating Revenues:
United States	8,896	87	27,582	96
Foreign	1,319	13	1,251	4
	10,215	100	28,833	100
Costs and Expenses:
Operating
Subcontractors	4,522	44	13,006	45
Personnel	2,351	23	1,769	6
Other	—	—	1	—
	6,873	67	14,776	51
Administrative and general	3,254	32	2,811	10
Depreciation and amortization	484	5	502	2
	10,611	104	18,089	63
Gains on Asset Dispositions	5	—	—	—
Operating Income (Loss)	(391)	(4)	10,744	37
Other Income (Expense):
Foreign currency gains (losses), net	14	—	(51)	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	67	1	—	—
Segment Profit (Loss)	(310)	(3)	10,693	37
Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues earned by service line.

	Three Months Ended March 31,
	2012		2011
	$’000%		$’000%
Operating Revenues:
Response Services	3,815	37	22,138	77
Retainer Services	2,785	27	2,562	9
Professional Services	3,456	34	3,410	11
Software Services	155	2	222	1
Equipment Sales and Leasing	4	—	501	2
	10,215	100	28,833	100

Current Year Quarter compared with Prior Year Quarter
Operating Results. Operating revenues and operating margins for Emergency and Crisis Services can vary materially between comparable periods depending upon the number and magnitude of emergency responses. Emergency and Crisis Services' operating results in the Prior Year Quarter were impacted by oil spill response activities relating to the BP Macondo well incident in the U.S. Gulf of Mexico following the sinking of the semi-submersible drilling rig Deepwater Horizon in April 2010 (the “Oil Spill Response”). Emergency and Crisis Services provided professional assistance and software systems in support of incident management activities.

Commodity Trading and Logistics

	Three Months Ended March 31,
	2012		2011
	$’000%		$’000%
Operating Revenues:
United States	182,260	87	165,095	85
Foreign	27,436	13	28,917	15
	209,696	100	194,012	100
Costs and Expenses:
Operating	203,233	97	187,018	96
Administrative and general	3,141	1	2,660	2
Depreciation	1,060	1	13	—
	207,434	99	189,691	98
Gains on asset dispositions, net	—	—	—	—
Operating Income	2,262	1	4,321	2
Other Income (Expense):
Derivative losses, net(1)	(2,939)	(1)	(4,750)	(2)
Foreign currency gains (losses), net	79	—	(5)	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	6,154	3	51	—
Segment Profit (Loss)	5,556	3	(383)	—
______________________

(1)
In the Company’s energy and sugar trading businesses, fixed price future purchase and sale contracts for ethanol and sugar are included in derivative positions at fair value. The Company routinely enters into exchange traded derivative positions to offset its net commodity market exposure on these purchase and sale contracts as well as its inventory balances. As a result, derivative gains (losses), net recognized during any period are predominately offset by fair value adjustments included in operating revenues and expenses on completed transactions, subject to certain timing differences on the delivery of physical inventories. As of March 31, 2012 and 2011, the net market exposure to ethanol and sugar under its contracts and inventory balances was not material.

Operating Revenues and Segment Profit (Loss) by Commodity. The table below sets forth, for the periods indicated, the amount of operating revenues earned and segment profit (loss) by commodity.

	Three Months Ended March 31,
	2012		2011
	$’000%		$’000%
Operating Revenues:
Energy Trading	182,210	87	168,760	87
Sugar Trading	25,562	12	24,680	13
Rice Trading	2,023	1	572	—
Intersegment Eliminations	(99)	—	—	—
	209,696	100	194,012	100
Segment Profit (Loss):
Energy Trading	6,805	122	(43)	11
Sugar Trading	(803)	(14)	(75)	20
Rice Trading	(446)	(8)	(265)	69
	5,556	100	(383)	100

Energy Trading. On February 1, 2012, the Company obtained a 70% controlling interest in ICP through its acquisition of a portion of its partner's interest for $9.1 million in cash. ICP owns and operates an alcohol manufacturing facility dedicated to the production of alcohol for beverage, industrial and fuel applications. Upon the acquisition, the Company adjusted its investment in ICP to fair value resulting in the recognition of a gain of $6.0 million, net of tax, which is included in equity in earnings in 50%

or less owned companies. The operating results of ICP have been consolidated with operating results of energy trading beginning February 1, 2012.

Other Segment Profit

	Three Months Ended March 31,
	2012	2011
	$’000	$’000
Harbor and Offshore Towing Services	3,282	3,488
Other Activities	(143)	(3)
Equity in Losses of 50% or Less Owned Companies	(422)	(389)
Segment Profit	2,717	3,096

Corporate and Eliminations

	Three Months Ended March 31,
	2012	2011
	$’000	$’000
Corporate Expenses	(9,547)	(11,242)
Eliminations	—	—
Operating Loss	(9,547)	(11,242)
Other Income (Expense):
Derivative gains (losses), net	(1,056)	1,122
Foreign currency gains, net	448	4,020
Other, net	(114)	(178)

Corporate Expenses. Corporate expenses decreased by $1.7 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower audit and tax fees and management bonus accruals, partially offset by the receipt in the Prior Year Quarter of additional insurance proceeds related to hurricanes Katrina and Rita.

Derivative gains (losses), net. Derivative losses, net of $1.1 million in the Current Year Quarter were primarily due to losses on equity indices partially offset by gains on forward currency exchange, option and future contracts. Derivative gains, net of $1.1 million in the Prior Year Quarter were primarily due to gains on exchange traded commodity options and future contracts.

Foreign currency gains, net. Foreign currency gains, net of $0.4 million and $4.0 million in the Current Year Quarter and Prior Year Quarter, respectively, were primarily due to the strengthening of the euro against the U.S. dollar.

Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended March 31,
	2012	2011
	$’000	$’000
Interest income	2,976	3,732
Interest expense	(12,024)	(10,040)
Debt extinguishment losses, net	(160)	(48)
Marketable security gains, net	3,358	1,534
	(5,850)	(4,822)

Interest Expense. Interest expense increased by $2.0 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to interest expense on borrowings from Era's $350.0 million senior secured revolving credit facility entered into on December 22, 2011.

Marketable Security Gains, net. Marketable security gains, net in the Current Year Quarter and Prior Year Quarter were primarily attributable to gains on the Company's long marketable security positions partially offset by losses on its short marketable security positions.

Discontinued Operations

Income from discontinued operations, net of tax, was $19.4 million in the Current Year Quarter compared with a loss of $1.2 million in the Prior Year Quarter. On March 16, 2012, the Company sold certain companies and assets of its Environmental Services business segment for a net sales price of $99.9 million and recognized a gain of $20.7 million, net of tax, or $0.99 per diluted share. The Company has no continuing involvement in the business sold, although the sales agreement provides that the Company may receive contingent consideration equal to a portion of the revenue generated by any extraordinary oil spill response that occurs within three years following the date of sale.

Liquidity and Capital Resources

General

The Company's ongoing liquidity requirements arise primarily from working capital needs, and its obligations to meet capital commitments and repay debt obligations. The Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for treasury or to make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds, Title XI reserve funds, cash flows from operations and borrowings under the Company's revolving credit facilities. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

The Company’s unfunded capital commitments as of March 31, 2012, consisted primarily of offshore support vessels, helicopters, inland river tank barges, harbor tugs, an interest in a dry-bulk articulated tug-barge, an interest in a river grain terminal and other property and equipment. These commitments totaled $343.0 million, of which $157.7 million is payable during the remainder of 2012 with the balance payable through 2016. Of the total unfunded capital commitments, $44.9 million may be terminated without further liability other than the payment of liquidated damages of $1.4 million.

As of March 31, 2012, construction reserve funds of $250.3 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of March 31, 2012, the remaining authority under the repurchase plan was $150.0 million.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes due 2012 and its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

As of March 31, 2012, the Company had $125.0 million of outstanding borrowings under the SEACOR revolving credit facility. The remaining availability under this facility as of March 31, 2012 was $279.0 million, net of issued letters of credit of $1.0 million. On November 3, 2012, the maximum committed amount under the revolving credit facility will be reduced by $40.5 million. As of March 31, 2012, Era had $290.0 million of outstanding borrowings under its senior secured revolving credit facility. The remaining availability under this facility as of March 31, 2012 was $59.7 million, net of issued letters of credit of $0.3 million. In addition, the Company had other outstanding letters of credit totaling $56.7 million with various expiration dates through 2014.

Summary of Cash Flows

	Three Months Ended March 31,
	2012	2011
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities - Continuing Operations	49,580	92,556
Operating Activities - Discontinued Operations	(11,815)	13,471
Investing Activities - Continuing Operations	(273,388)	(72,981)
Investing Activities - Discontinued Operations	88,532	(1,758)
Financing Activities - Continuing Operations	(35,332)	5,637
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,212	3,564
Net Increase (Decrease) in Cash and Cash Equivalents	(180,211)	40,489

Operating Activities

Cash flows provided by operating activities decreased by $68.3 million in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows provided by (used in) operating activities during the Current Year Quarter and Prior Year Quarter were as follows:

	Three Months Ended March 31,
	2012	2011
	$’000	$’000
Operating income from continuing operations before depreciation and gains on asset dispositions and impairments, net	67,595	54,614
Operating income from discontinued operations before depreciation and gains on asset dispositions and impairments, net	133	245
Changes in operating assets and liabilities before interest and income taxes	(29,748)	44,996
Purchases of marketable securities	(10,498)	(33,952)
Proceeds from sale of marketable securities	14,658	46,940
Cash settlements on derivative transactions, net	(6,289)	(4,398)
Dividends received from 50% or less owned companies	422	1,110
Interest paid, excluding capitalized interest	(3,360)	(1,206)
Income taxes refunded (paid), net	1,053	(3,597)
Other	3,799	1,275
Total cash flows provided by operating activities	37,765	106,027

Operating income from continuing operations before depreciation and gains on asset dispositions and impairments, net was $13.0 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to improvements in Offshore Marine Services, partially offset by reduced oil spill response activities in Emergency and Crisis Services. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company's business segments.

During the Current Year Quarter, changes in operating assets and liabilities before interest and income taxes used cash flows of $29.7 million primarily due to increases in working capital employed by Offshore Marine Services, Aviation Services, Emergency and Crisis Services and Commodity Trading and Logistics. During the Prior Year Quarter, changes in operating assets and liabilities before interest and income taxes generated cash flows of $45.0 million primarily due to reduced working capital employed in Offshore Marine Services, Inland River Services, Emergency and Crisis Services and Discontinued Operations, partially offset by increased working capital in Commodity Trading and Logistics due to the accumulation of ethanol inventories.

During the Current Year Quarter, cash used in operating activities included $9.0 million to purchase marketable security long positions and $1.5 million to cover marketable security short positions. During the Current Year Quarter, cash provided by operating activities included $12.2 million received from the sale of marketable security long positions and $2.5 million received upon entering into marketable security short positions.

During the Prior Year Quarter, cash used in operating activities included $10.3 million to purchase marketable security long positions and $23.7 million to cover marketable security short positions. During the Prior Year Quarter, cash provided by operating activities included $18.7 million received from the sale of marketable security long positions and $28.2 million received upon entering into marketable security short positions.

Investing Activities

During the Current Year Quarter, net cash used in investing activities of continuing operations was $273.4 million primarily as follows:

•	Capital expenditures were $119.6 million. Equipment deliveries included one offshore support vessel, one wind farm utility vessel, three inland river dry cargo barges and seven helicopters.

•	Proceeds from the disposition of property and equipment were $5.8 million. The Company sold one offshore support vessel, one helicopter, one inland river towboat and other equipment.

•	The Company made net investments in its 50% or less owned companies of $13.5 million.

•	The Company released restricted cash of $4.7 million.

•	The Company acquired 18 lift boats, real property and working capital from Superior for $142.5 million.

•	The Company obtained a 70% controlling interest in ICP through its acquisition of a portion of its partner's interest for $9.1 million in cash.

During the Current Year Quarter, net cash provided by investing activities of discontinued operations was $88.5 million primarily as follows:

•	The Company sold certain companies and assets that were part of its Environmental Services business segment for a net sales price of $99.9 million. Net cash proceeds received were $89.4 million.

During the Prior Year Quarter, net cash used in investing activities of continuing operations was $73.0 million primarily as follows:

•
Capital expenditures were $63.3 million. Equipment deliveries included three helicopters, 55 inland river dry cargo barges and two liquid tank barges. In addition, the Company acquired the remaining interest in an offshore support vessel previously joint ventured.

•	Proceeds from the disposition of property and equipment were $13.6 million. The Company sold one offshore support vessel, two helicopters and other equipment.

•	The Company made net investments in its 50% or less owned companies of $8.7 million.

•	Construction reserve fund account transactions included withdrawals of $0.2 million and deposits of $8.0 million.

Financing Activities

During the Current Year Quarter, net cash used in financing activities of continuing operations was $35.3 million. The Company:

•	borrowed $38.0 million under the Era senior secured revolving credit facility;

•	repaid $50.0 million under the SEACOR revolving credit facility;

•	purchased $5.5 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $5.7 million;

•	made scheduled payments on long-term debt and capital lease obligations of $2.1 million;

•	repaid $3.2 million of acquired debt;

•	had net borrowings on inventory financing arrangements of $17.3 million; and

•	received $5.3 million for share award plans.

During the Prior Year Quarter, net cash provided by financing activities of continuing operations was $5.6 million. The Company:

•	purchased $1.0 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $1.1 million;

•	made scheduled payments on long-term debt and capital lease obligations of $2.0 million;

•	had net borrowings on inventory financing arrangements of $3.5 million; and

•	received $4.6 million from share award plans.

Short and Long-Term Liquidity Requirements

Current economic conditions have continued to disrupt the credit and capital markets. To date, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near future. The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program or other liquidity requirements, the Company may: use its cash balances; sell securities; utilize construction reserve funds; sell assets; enter into sale and leaseback transactions for equipment; borrow under its revolving credit facilities; issue debt, shares of Common Stock, common stock of its subsidiaries or preferred stock; or a combination thereof.

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

Off-Balance Sheet Arrangements

For a discussion of the Company's off-balance sheet arrangements, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change in the Company's off-balance sheet arrangements during the Current Year Quarter except for the indemnifications of the NRC Entities as discussed below in Contingencies.

Contractual Obligations and Commercial Commitments

For a discussion of the Company's contractual obligations and commercial commitments, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change in the Company's contractual obligations and commercial commitments during the Current Year Quarter.

Contingencies

On August 19, 2011, the Company granted two fixed price purchase options to an unrelated third party to acquire up to 25% of the outstanding common stock of O'Brien's, the Company's Emergency and Crisis Services business segment. The first option to acquire a 12.5% interest may be exercised beginning August 19, 2012 through August 19, 2014. If the first option is exercised, the second option to acquire an additional 12.5% may be exercised beginning August 19, 2013 through August 19, 2015.

On June 12, 2009, a purported civil class action was filed against the Company, Era Group Inc., Era Helicopters LLC and three other defendants (collectively, the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D. Del.).  The Complaint alleges that the Defendants violated federal antitrust law by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005.  The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages.  The Company believes that the claims set forth in the Complaint are without merit and intends to vigorously defend the action.  On September 4, 2009, the Defendants filed a motion to dismiss the Complaint.  On September 14, 2010, the Court entered an order dismissing the Complaint.  On September 28, 2010, the plaintiffs filed a motion for reconsideration and amendment and a motion for re-argument (the “Motions”).  On November 30, 2010, the Court granted the Motions, amended the Court's September 14, 2010 Order to clarify that the dismissal was without prejudice, permitted the filing of an amended Complaint, and authorized limited discovery with respect to the new allegations in the amended Complaint.  Following the completion of such limited discovery, on February 11, 2011, the Defendants filed a motion for summary judgment to dismiss the amended Complaint with prejudice.  On June 23, 2011, the Court granted summary judgment for the Defendants.  On July 22, 2011, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit.  On August 9, 2011, Defendants moved for certain excessive costs, expenses, and attorneys' fees under 28 U.S.C. § 1927. That motion is fully briefed and a decision is pending. On October 11, 2011, the plaintiffs filed their opening appeal brief with the U.S. Court of Appeals for the Third Circuit. That motion was fully briefed and oral argument completed on March 20, 2012. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and will continue to vigorously defend the action.

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.) (the “Robin Case”), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179 (“MDL”). The complaint seeks compensatory, punitive, exemplary, and other damages.  In response to this lawsuit, the Company filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire.  Pursuant to the Limitation of Liability Act, those petitions imposed an automatic stay on the Robin Case, and the court set a deadline of April 20, 2011 for individual claimants to assert claims in the limitation cases.  Approximately 66 claims were submitted by the deadline in all of the limitation actions.  On June 8, 2011, the Company moved to dismiss these claims (with the exception of one claim filed by a Company employee) on various legal grounds.  On October 12, 2011, the Court granted the Company's motion to dismiss in its entirety, dismissing with prejudice all claims that had been filed against the Company in the limitation actions (with the exception of one claim filed by a Company employee that was not subject to the motion to dismiss).  The Court entered final judgments in favor of the Company in the Robin Case and each of the limitation actions on November 21, 2011.  On December 12, 2011, the claimants appealed each of those judgments to the Unites States Court of Appeals for the Fifth Circuit.  The claimants' opening brief was filed on March 26, 2012, and the Company's response brief is due on May 7, 2012.  The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and will continue to vigorously defend the action.

On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by O'Brien's. The action now is part of the overall MDL. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will seek its dismissal.  Pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend O'Brien's in connection with the Wunstell Action and claims asserted in the MDL.

On December 15, 2010, O'Brien's and then-SEACOR subsidiary National Response Corporation (“NRC”) were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL.  The master complaint naming O'Brien's and NRC as defendants asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically.  By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint.  The Company believes that the claims asserted against O'Brien's and NRC in the master complaint have no merit and on February 28, 2011, O'Brien's and NRC moved to dismiss all claims against them in the master complaint on legal grounds.  On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that O'Brien's and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order).  Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that O'Brien's and NRC advanced and has directed O'Brien's and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments.  A schedule for such limited discovery and future motion practice has been established by the Court and currently contemplates that O'Brien's and NRC will file motions re-asserting their derivative immunity and implied preemption arguments on May 18, 2012.  The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury.  In addition to the indemnity provided to O'Brien's, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend O'Brien's and NRC in connection with these claims in the MDL.

Subsequent to the filing of the referenced master complaint, four additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, O'Brien's and/or NRC as defendants and are part of the overall MDL. On April 8, 2011, O'Brien's was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, O'Brien's and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, O'Brien's and NRC were named as defendants in Thomas Edward Black v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against O'Brien's and NRC (and the other defendants). By court order, all four of these additional individual cases have been stayed as a result of the filing of the referenced master complaint.  The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and does not expect this matter will have a material effect on the Company's consolidated financial position or its results of operations.

On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named O'Brien's and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to O'Brien's and NRC the claims in the referenced master complaint that have already been asserted against O'Brien's and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P., and Weatherford International, Inc. have also filed cross-claims against O'Brien's and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and O'Brien's and NRC have asserted counterclaims against those same parties for identical relief.  As provided above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect this matter will have a material effect on the Company's consolidated financial position or its results of operations.

Separately, on March 2, 2012, the Court announced that BP Exploration & Production Inc. and BP America Production Company (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP.  The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements, and the Court held a hearing on April 25, 2012 to consider those motions but has yet to make a ruling.   Although neither the Company, O'Brien's or NRC are parties to the settlement agreements, the Company, O'Brien's and NRC are listed on the releases accompanying both settlement agreements, such that if the settlement agreements are approved by the Court as currently drafted, any plaintiffs that settle will be required to release their claims against the Company, O'Brien's and NRC.

In the course of the Company's business, it may agree to indemnify a party.  If the indemnified party makes a successful claim for indemnification, the Company would be required to reimburse that party in accordance with the terms of the indemnification agreement.  Indemnification agreements generally are subject to threshold amounts, specified claim periods and other restrictions and limitations.

In connection with the disposition of the NRC Entities of the Company's Environmental Services Business Segment (the “NRC Entities”) on March 16, 2012, the Company remains contingently liable for certain obligations of the NRC Entities, including potential liabilities relating to work performed in connection with the Oil Spill Response.  These potential liabilities may not exceed the purchase consideration received by the Company for the NRC Entities and the Company currently is indemnified under contractual agreements with BP.

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

In 2011, the Company received a Notice of Infringement (the “Notice”) from the Brazilian Federal Revenue Office. The Notice alleged the Company had imported a number of vessels into Brazil without properly completing the required importation documents and levied an assessment of $25.7 million. The Company intends to vigorously defend its position that the proposed assessment is erroneous and believes the resolution of this matter will not have a material effect on the Company's consolidated financial position or its results of operations. Of the levied assessment, $19.3 million relates to managed vessels whose owner would be responsible to reimburse any potential payment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There has been no significant change in the Company’s exposure to market risk during the Current Year Quarter, except as described below.

As of March 31, 2012, the Company had capital purchase commitments of €66.0 million ($88.1 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of these non-hedged purchase commitments by $5.7 million, net of tax.

As of March 31, 2012, Era Group Inc., a subsidiary of the Company, had outstanding variable rate borrowings of $290.0 million under the terms of its senior secured revolving credit facility. The average borrowing rate as of March 31, 2012 was 3.2%. An adverse change of 10% in LIBOR would result in additional annual interest expense of $0.1 million, net of tax.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2012. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, see Part I, Item II, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Contingencies".

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)
January 1 – 31, 2012	—	$—	—	$150,000,000
February 1 – 29, 2012	—	$—	—	$150,000,000
March 1 – 31, 2012	—	$—	—	$150,000,000
 ______________________

(1)
Since February 1997, SEACOR’s Board of Directors authorized the repurchase of Common Stock, certain debt or a combination thereof. From time to time thereafter, and most recently on January 18, 2012, SEACOR's Board of Directors increased the authority to repurchase Common Stock.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

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

SEACOR Holdings Inc. (Registrant)

DATE:	May 2, 2012	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board (Principal Executive Officer)

DATE:	May 2, 2012	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.