Form 10-Q
period 2012-06-30
SEACOR HOLDINGS INC /NEW/
filed 2012-07-27
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of July 20, 2012 was 20,956,858. The Registrant has no other class of common stock outstanding.
SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$301,026	$462,188
Restricted cash	18,347	21,281
Marketable securities	32,821	66,898
Receivables:
Trade, net of allowance for doubtful accounts of $2,852 and $3,652 in 2012 and 2011, respectively	278,917	303,843
Other	66,686	51,793
Inventories	72,929	69,109
Deferred income taxes	11,123	11,123
Prepaid expenses and other	13,968	9,323
Discontinued operations	3,551	44,989
Total current assets	799,368	1,040,547
Property and Equipment	3,304,524	3,018,145
Accumulated depreciation	(934,092)	(867,914)
Net property and equipment	2,370,432	2,150,231
Investments, at Equity, and Advances to 50% or Less Owned Companies	323,874	249,753
Construction Reserve Funds & Title XI Reserve Funds	192,420	259,974
Goodwill	57,054	57,054
Intangible Assets, Net	21,116	21,528
Other Assets	81,553	102,348
Discontinued Operations	—	46,699
	$3,845,817	$3,928,134
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$24,546	$41,091
Current portion of capital lease obligations	4,719	2,368
Accounts payable and accrued expenses	131,130	185,156
Other current liabilities	160,198	150,864
Discontinued operations	(15)	22,047
Total current liabilities	320,578	401,526
Long-Term Debt	940,910	995,450
Capital Lease Obligations	117	3,068
Deferred Income Taxes	582,780	566,920
Deferred Gains and Other Liabilities	132,248	143,390
Discontinued Operations	—	9,717
Total liabilities	1,976,633	2,120,071
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 36,636,706 and 36,444,439 shares issued in 2012 and 2011, respectively	366	364
Additional paid-in capital	1,271,617	1,256,209
Retained earnings	1,560,416	1,512,679
Shares held in treasury of 15,689,148 and 15,511,323 in 2012 and 2011, respectively, at cost	(987,485)	(971,687)
Accumulated other comprehensive loss, net of tax	(5,831)	(7,958)
	1,839,083	1,789,607
Noncontrolling interests in subsidiaries	30,101	18,456
Total equity	1,869,184	1,808,063
	$3,845,817	$3,928,134

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues	$494,422	$509,283	$992,307	$947,294
Costs and Expenses:
Operating	403,210	409,365	787,322	751,108
Administrative and general	45,120	39,170	91,298	80,824
Depreciation and amortization	43,685	39,330	83,012	77,660
	492,015	487,865	961,632	909,592
Gains on Asset Dispositions and Impairments, Net	4,419	10,301	9,961	17,556
Operating Income	6,826	31,719	40,636	55,258
Other Income (Expense):
Interest income	7,641	3,297	10,617	7,029
Interest expense	(12,413)	(10,465)	(24,437)	(20,505)
Debt extinguishment losses, net	—	—	(160)	(48)
Marketable security gains (losses), net	11,596	(4,754)	14,954	(3,220)
Derivative gains (losses), net	3,487	(6,601)	(632)	(9,919)
Foreign currency gains (losses), net	(992)	1,416	1,560	6,475
Other, net	443	(56)	389	(234)
	9,762	(17,163)	2,291	(20,422)
Income from Continuing Operations Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies	16,588	14,556	42,927	34,836
Income Tax Expense	5,975	5,877	16,583	13,550
Income from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	10,613	8,679	26,344	21,286
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,051	872	2,293	914
Income from Continuing Operations	11,664	9,551	28,637	22,200
Income (Loss) from Discontinued Operations, Net of Tax	(365)	(184)	19,035	(1,364)
Net Income	11,299	9,367	47,672	20,836
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	50	336	(65)	635
Net Income attributable to SEACOR Holdings Inc.	$11,249	$9,031	$47,737	$20,201

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$11,614	$9,215	$28,702	$21,565
Discontinued operations	(365)	(184)	19,035	(1,364)
	$11,249	$9,031	$47,737	$20,201

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.56	$0.44	$1.40	$1.02
Discontinued operations	(0.01)	(0.01)	0.92	(0.06)
	$0.55	$0.43	$2.32	$0.96

Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.56	$0.43	$1.37	$1.00
Discontinued operations	(0.02)	(0.01)	0.92	(0.06)
	$0.54	$0.42	$2.29	$0.94

Weighted Average Common Shares Outstanding:
Basic	20,584,567	21,166,037	20,552,114	21,135,557
Diluted	20,871,380	21,517,725	20,883,570	21,478,759
The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$11,299	$9,367	$47,672	$20,836
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(1,415)	371	1,785	1,745
Reclassification of net foreign currency translation losses to foreign currency gains (losses), net	—	—	758	—
Derivative losses on cash flow hedges	(247)	(2,195)	(747)	(2,294)
Reclassification of net derivative losses on cash flow hedges to interest expense or equity in earnings of 50% or less owned companies	857	103	1,591	851
Other	—	—	42	—
	(805)	(1,721)	3,429	302
Income tax (expense) benefit	249	602	(1,145)	(106)
	(556)	(1,119)	2,284	196
Comprehensive Income	10,743	8,248	49,956	21,032
Comprehensive Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	(44)	336	92	635
Comprehensive Income attributable to SEACOR Holdings Inc.	$10,787	$7,912	$49,864	$20,397

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2011	$364	$1,256,209	$1,512,679	$(971,687)	$(7,958)	$18,456	$1,808,063
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,696	—	—	1,696
Exercise of stock options	1	4,561	—	—	—	—	4,562
Director stock awards	—	184	—	—	—	—	184
Restricted stock and restricted stock units	1	399	—	(32)	—	—	368
Purchase of treasury shares	—	—	—	(17,431)	—	—	(17,431)
Amortization of share awards	—	10,233	—	—	—	—	10,233
Cancellation of restricted stock	—	31	—	(31)	—	—	—
Acquisition of subsidiary with noncontrolling interests	—	—	—	—	—	13,268	13,268
Issuance of noncontrolling interests	—	—	—	—	—	83	83
Dividends paid to noncontrolling interests	—	—	—	—	—	(1,798)	(1,798)
Net income (loss)	—	—	47,737	—	—	(65)	47,672
Other comprehensive income	—	—	—	—	2,127	157	2,284
Six months ended June 30, 2012	$366	$1,271,617	$1,560,416	$(987,485)	$(5,831)	$30,101	$1,869,184

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Six Months Ended June 30,
	2012	2011
Net Cash Provided by Operating Activities of Continuing Operations	$84,135	$130,791
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(186,541)	(127,407)
Proceeds from disposition of property and equipment	11,920	25,080
Cash settlements on derivative transactions, net	(202)	4,052
Investments in and advances to 50% or less owned companies	(32,731)	(26,503)
Return of investments and advances from 50% or less owned companies	26,421	5,100
Net advances on revolving credit line to 50% or less owned companies	(300)	(8,916)
Principal payments (advances) on third party notes receivable, net	19,536	(20,323)
Net decrease (increase) in restricted cash	2,934	(325)
Net decrease in construction reserve funds and Title XI reserve funds	67,554	9,206
Net increase in escrow deposits on like-kind exchanges	—	(3,396)
Repayments on leases, net	1,793	2,777
Business acquisitions, net of cash acquired	(148,084)	(28,696)
Net cash used in investing activities of continuing operations	(237,700)	(169,351)
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt and capital lease obligations	(96,106)	(7,509)
Net borrowings (repayments) on inventory financing arrangements	(14,798)	5,793
Proceeds from issuance of long-term debt	38,134	—
Common stock acquired for treasury	(17,431)	—
Proceeds and tax benefits from share award plans	6,659	6,251
Purchase of subsidiary shares from noncontrolling interests	—	(1,149)
Dividends paid to noncontrolling interests, net of cash received	(1,715)	(403)
Net cash provided by (used in) financing activities of continuing operations	(85,257)	2,983
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1,478	5,635
Net Decrease in Cash and Cash Equivalents from Continuing Operations	(237,344)	(29,942)
Cash Flows from Discontinued Operations:
Operating Activities	(11,749)	31,399
Investing Activities	87,904	(3,982)
Financing activities	—	—
Effects of Exchange Rate Changes on Cash and Cash Equivalents	27	21
Net Increase in Cash and Cash Equivalents from Discontinued Operations	76,182	27,438
Net Decrease in Cash and Cash Equivalents	(161,162)	(2,504)
Cash and Cash Equivalents, Beginning of Period	462,188	365,329
Cash and Cash Equivalents, End of Period	$301,026	$362,825
The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY

The condensed consolidated financial information for the three and six months ended June 30, 2012 and 2011 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of June 30, 2012, its results of operations for the three and six months ended June 30, 2012 and 2011, its comprehensive income for the three and six months ended June 30, 2012 and 2011, its changes in equity for the six months ended June 30, 2012, and its cash flows for the six months ended June 30, 2012 and 2011. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

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

Discontinued Operations. The Company's Environmental Services business segment was conducted through SEACOR Environmental Services Inc. ("SES") and O'Brien's Response Management Inc. ("ORM"). SES included National Response Corporation, one of the largest providers of oil spill response services in the United States; NRC Environmental Services Inc., a leading provider of environmental and industrial services on the West Coast of the United States; SEACOR Response Ltd., which provides oil spill response and emergency response services to customers in international markets; and certain other subsidiaries (collectively the "SES Business"). On March 16, 2012, the Company sold the SES Business for a net sales price of $99.9 million and recognized a gain of $20.8 million, net of tax, or $1.00 per diluted share. The transaction did not include ORM, a leading provider of crisis and emergency preparedness and response services. The Company has no continuing involvement in the SES Business, although the sales agreement provides that the Company may receive contingent consideration equal to a portion of the revenue generated by any extraordinary oil spill response that occurs within three years following the date of sale. For all periods presented, the Company has reported the financial position, results of operations and cash flows for the SES Business as discontinued operations in the accompanying condensed consolidated financial statements. The remaining ORM business in the segment was renamed Emergency and Crisis Services.

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

	2012	2011
Balance at beginning of period	$9,968	$21,045
Revenues deferred during the period	13,550	3,978
Revenues recognized during the period	(7,697)	(8,334)
Balance at end of period	$15,821	$16,689

As of June 30, 2012, deferred revenues included $6.4 million relating to the time charter of several offshore support vessels operating in the U.S. Gulf of Mexico that are scheduled to be paid through the conveyance of a limited net profit interest in developmental oil and gas producing properties owned by a customer. Payments from the conveyance of the limited net profit interest, and the timing of such payments, are contingent upon production and energy sale prices. Based on the current production payout estimate, the deferred revenues are expected to be paid in 2012. The Company will continue to recognize revenues as cash is received or earlier should future payments become determinable. All costs and expenses related to these charters were recognized as incurred.

As of June 30, 2012, deferred revenues included $7.3 million related to contract-lease revenues for certain helicopters leased by Aviation Services to Aeroleo Taxi Aero S/A ("Aeroleo"), its Brazilian joint venture (see Note 6). The deferral resulted from difficulties experienced by Aeroleo following one of its customer's cancellation of certain contracts for a number of AW139 aircraft under contract-lease from Aviation Services. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these contract-leases were recognized as incurred.

As of June 30, 2012, deferred revenues also included $2.0 million related to contract-lease revenues for certain helicopters leased by Aviation Services to one of its customers. The deferral resulted from the customer having its operating certificate revoked for a period of time and therefore being unable to operate. The certificate has since been reinstated but uncertainty still remains regarding the collectability of the contract-lease revenues. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these contract-leases were recognized as incurred.

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

The Company’s financial assets and liabilities as of June 30, 2012 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$32,759	$62	$—
Derivative instruments (included in other receivables)	1,510	5,408	—
Construction reserve funds and Title XI reserve funds	192,420	—	—
LIABILITIES
Short sale of marketable securities (included in other current liabilities)	13,507	138	—
Derivative instruments (included in other current liabilities)	8,029	8,064	—
 ______________________

(1)
Marketable security gains (losses), net include unrealized gains of $0.2 million and losses of $1.8 million for the three months ended June 30, 2012 and 2011, respectively, related to marketable security positions held by the Company as of June 30, 2012. Marketable security gains (losses), net include unrealized gains of $2.6 million and losses of $4.1 million for the six months ended June 30, 2012 and 2011, respectively, related to marketable security positions held by the Company as of June 30, 2012.

The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2012 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$319,373	$319,373	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	9,315	see below
Notes receivable from other business ventures (included in other receivables and other assets)	40,900	see below
LIABILITIES
Long-term debt, including current portion	965,456	—	992,255	—

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

The Company’s non-financial assets and liabilities that were measured at fair value during the six months ended June 30, 2012 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Investment in Illinois Corn Processing LLC(1)	$—	$30,916	$—
 ______________________

(1)
During the six months ended June 30, 2012, the Company marked its equity investment in its Illinois Corn Processing LLC ("ICP") joint venture to fair value following the acquisition of a controlling interest (see Note 6). The investment's fair value was determined based on a fair value analysis of the assets and liabilities of ICP.

3.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of June 30, 2012 were as follows (in thousands):

	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$4,135
	—	4,135
Derivatives not designated as hedging instruments:
Options on equities and equity indices	326	2,719
Forward currency exchange, option and future contracts	307	746
Interest rate swap agreements	—	2,866
Commodity swap, option and future contracts:
Exchange traded	1,485	5,160
Non-exchange traded	4,800	467
	6,918	11,958
	$6,918	$16,093

Fair Value Hedges. During the six months ended June 30, 2011, the Company utilized forward currency exchange contracts designated as fair value hedges to fix a portion of its euro-denominated capital commitments in U.S. dollars to protect against currency fluctuations. As of June 30, 2012, there were no forward currency exchange contracts designated as fair value hedges.

The Company recognized gains (losses) on derivative instruments designated as fair value hedges for the six months ended June 30 as follows (in thousands):

	Derivative losses, net
	2012	2011
Forward currency exchange contracts, effective and ineffective portions	$—	$6,484
Decrease in fair value of hedged items included in property and equipment corresponding to effective portion of derivative gains	—	(6,522)
	$—	$(38)

Cash Flow Hedges. As of June 30, 2012, the Company is a party to various interest rate swap agreements, with maturities ranging from 2013 through 2014, which have been designated as cash flow hedges. These agreements call for the Company to pay fixed interest rates ranging from 2.25% to 2.85% on aggregate notional values of $125.0 million and receive a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) on these notional values. As of June 30, 2012, one of the Company’s Offshore Marine Services 50% or less owned companies had an interest rate swap agreement maturing in 2015 that has been designated as a cash flow hedge. This instrument calls for the joint venture to pay a fixed interest rate of 1.48% on the amortized notional value of $18.9 million and receive a variable interest rate based on LIBOR on the amortized notional value. In addition, as of June 30, 2012, one of the Company’s Inland River Services 50% or less owned companies had four interest rate swap agreements with maturities ranging from 2013 through 2015 that have been designated as cash flow hedges. These instruments call for the joint venture to pay fixed rates of interest ranging from 1.53% to 4.16% on the aggregate amortized notional value of $46.6 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. By entering into these interest rate swap agreements, the Company and its joint ventures have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.

The Company recognized gains (losses) on derivative instruments designated as cash flow hedges for the six months ended June 30 as follows (in thousands):

	Other comprehensive income (loss)		Derivative losses, net
	2012	2011	2012	2011
Interest rate swap agreements, effective portion	$(747)	$(2,294)	$—	$—
Interest rate swap agreements, ineffective portion	—	—	(19)	(27)
Reclassification of derivative losses to interest expense or equity in earnings of 50% or less owned companies	1,591	851	—	—
	$844	$(1,443)	$(19)	$(27)

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the six months ended June 30 as follows (in thousands):

	Derivative losses, net
	2012	2011
Options on equities and equity indices	$(910)	$332
Forward currency exchange, option and future contracts	373	1,812
Interest rate swap agreements	(542)	(1,276)
Commodity swap, option and future contracts:
Exchange traded	(1,456)	(3,547)
Non-exchange traded	1,922	250
U.S. Treasury notes, rate-locks and bond future and option contracts	—	(7,425)
	$(613)	$(9,854)

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

The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of June 30, 2012, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $18.6 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.

The Company has entered into various interest rate swap agreements with maturities ranging from 2012 through 2015 that call for the Company to pay fixed interest rates ranging from 1.67% to 2.59% on aggregate amortized notional values of $93.1 million and receive a variable interest rate based on LIBOR on these notional values. In addition, one of the Company’s Offshore Marine Services 50% or less owned companies has entered into an interest rate swap agreement maturing in 2014 that calls for the joint venture to pay a fixed interest rate of 3.05% on the amortized notional value of $24.8 million million and receive a variable interest rate based on LIBOR on the amortized notional value. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company or its joint venture.

The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. In the Company’s commodity trading and logistics business, fixed price future purchase and sale contracts for ethanol and sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sale contracts as well as its inventory balances from market changes. As of June 30, 2012, the net market exposure to ethanol and sugar under these contracts was not material. The Company also enters into exchange traded positions (primarily natural gas, heating oil, crude oil, gasoline, ethanol and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s Offshore Marine Services and Inland River Services businesses. As of June 30, 2012, these positions were not material.

The Company enters and settles various positions in U.S. Treasury notes and bonds through rate locks, futures or options on futures tied to U.S. Treasury notes. The general purpose of these transactions is to provide value to the Company should the price of U.S. Treasury notes and bonds decline, leading to generally higher interest rates, which might lead to higher interest costs for the Company. As of June 30, 2012, there were none of these types of positions outstanding.

4.	BUSINESS ACQUISITIONS

Pantagro Acquisition. On June 25, 2012, the Company acquired a 95% controlling interest in Pantagro-Pantanal Produtos Agropecuarious Ltda. ("Pantagro") for $0.4 million, $0.2 million in cash and a $0.2 million note payable. Pantagro is an Argentine agricultural trading company focusing primarily on salt. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities.

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

ICP Acquisition. On February 1, 2012, the Company obtained a 70% controlling interest in ICP through its acquisition of a portion of its partner's interest for $9.1 million in cash (see Note 6). ICP owns and operates an alcohol manufacturing facility dedicated to the production of alcohol for beverage, industrial and fuel applications. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis of assets and liabilities acquired was finalized in June 2012.

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

Purchase Price Allocation. The following table summarizes the allocation of the purchase price for the Company’s business acquisitions during the six months ended June 30, 2012 (in thousands):

Trade and other receivables	$18,244
Other current assets	16,657
Investments, at Equity, and Advances to 50% or Less Owned Companies	(42,358)
Property and Equipment	176,202
Intangible Assets	2,438
Other Assets	(332)
Accounts payable	(4,673)
Other current liabilities	(3,727)
Long-Term Debt	(946)
Other Liabilities	(166)
Noncontrolling interests in subsidiaries	(13,264)
Accumulated other comprehensive loss, net of tax	9
Purchase price(1)	$148,084

(1)	Purchase price is net of cash acquired of $3.7 million.

5.	EQUIPMENT ACQUISITIONS, DISPOSITIONS AND DEPRECIATION AND IMPAIRMENT POLICIES

During the six months ended June 30, 2012, capital expenditures were $186.5 million. Equipment deliveries during the period included one offshore support vessel, one wind farm utility vessel, three inland river dry cargo barges, two liquid tank barges, one inland river towboat and 13 helicopters.

During the six months ended June 30, 2012, the Company sold four offshore support vessels, six helicopters, one inland river towboat, two harbor tugs and other equipment for net proceeds of $65.6 million ($11.7 million in cash, $5.0 million in cash deposits previously received and $48.9 million in seller financing) and gains of $14.8 million, of which $7.5 million were recognized currently and $7.3 million were deferred. In addition, the Company recognized previously deferred gains of $2.5 million and received $0.2 million in deposits related to future expected sales. Two of the offshore support vessels sold were to the Company's Mexican joint venture for $48.5 million (see Note 6).

The Company previously sold certain equipment to 50% or less owned companies prior to adopting new accounting rules effective January 1, 2009 and from time to time enters into vessel sale-leaseback transactions with finance companies and provides seller financing on sales of its equipment to third parties and its 50% or less owned companies. A portion of the gains realized from these transactions were deferred and recorded in deferred gains and other liabilities in the accompanying condensed consolidated balance sheets. Deferred gain activity related to these transactions for the six months ended June 30 was as follows (in thousands):

	2012	2011
Balance at beginning of period	$119,570	$131,836
Deferred gains arising from asset sales	7,280	4,597
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(9,526)	(11,194)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(2,455)	(2,461)
Balance at end of period	$114,869	$122,778

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

As of June 30, 2012, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore support vessels	20
Wind farm utility vessels	10
Helicopters(1)	15
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag tankers	25
RORO vessels	20
Harbor and offshore tugs	25
Ocean liquid tank barges	25
______________________

(1)
Effective July 1, 2011, the Company changed its estimated useful life and salvage value for helicopters from 12 to 15 years and 30% to 40%, respectively, due to improvements in new aircraft models that continue to increase their long-term value and make them viable for operation over a longer period of time. For the three months ended June 30, 2012, the change in estimate increased operating income by $4.4 million, net income by $2.9 million, and basic and diluted earnings per share by $0.14. For the six months ended June 30, 2012, the change in estimate increased operating income by $8.4 million, net income by $5.4 million, and basic and diluted earnings per share by $0.26.

The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the six months ended June 30, 2012, impairment charges recognized by the Company related to long-lived assets held for use were not material.

6.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES

MexMar. As of June 30, 2012, the Company had $31.8 million outstanding in short-term notes, inclusive of unpaid accrued interest, with Mantenimiento Express Maritimo, S.A.P.I. de C.V. ("MexMar"), an Offshore Marine Services Mexican joint venture that operates ten offshore support vessels. During the six months ended June 30, 2012, MexMar purchased two offshore support vessels from the Company and financed a portion of the vessels' mobilization costs with the Company totaling $50.0 million ($5.0 million in cash and two short-term notes totaling $45.0 million). During the six months ended June 30, 2012, MexMar made repayments of $14.1 million on these notes, inclusive of accrued interest.

Trailer Bridge. Trailer Bridge, Inc. (“Trailer Bridge”), an operator of U.S.-flag deck and RORO barges, offers marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic.  Trailer Bridge filed for bankruptcy under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”) on November 16, 2011.  On April 2, 2012, Trailer Bridge approved and adopted a restructuring plan, which was confirmed by the Bankruptcy Court.  Immediately prior to adopting the restructuring plan, the Company had outstanding marketable security positions in 9.25% Senior Secured Notes due from Trailer Bridge (“Old Notes”) and U.S. Government Guaranteed Ship Financing Bonds due from Trailer Bridge (“MARAD Bonds”).  Upon the adoption and implementation of Trailer Bridge's restructuring plan, the Company exchanged its Old Notes for a new $33.1 million Secured Note due from Trailer Bridge and new common shares in Trailer Bridge, representing a 47.3% ownership interest valued at $9.9 million.  As a result of the adoption and implementation of the restructuring plan, the Company reclassified $48.1 million from marketable securities to investments, at equity, and advances to 50% or less owned companies, representing its investment in the new Trailer Bridge securities valued at $43.0 million and the MARAD Bonds valued at $5.1 million.  In addition, as part of the restructuring plan, the Company provided bridge financing of $15.7 million to Trailer Bridge. During the six months ended June 30, 2012, the Company recognized $9.8 million of marketable security gains, net related to its investments in Trailer Bridge.

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

Hawker Pacific. The Company's Hawker Pacific joint venture is an aviation sales and support organization and a distributor of aviation components. During the six months ended June 30, 2012, the Company advanced $3.3 million to Hawker Pacific. The advance bears interest at 10.0% per annum and matures on December 31, 2012, or earlier if a qualified refinancing occurs. As of June 30, 2012, the Company had an outstanding loan totaling $3.3 million inclusive of accrued interest.

Avion Pacific Limited. Avion Pacific Limited (“Avion”) is a joint venture that distributes aircraft and aircraft-related parts in Asia. During the six months ended June 30, 2012, the Company made advances of $9.0 million to Avion and received repayments of $13.7 million. As of June 30, 2012, the Company had outstanding loans to Avion totaling $5.0 million inclusive of accrued interest.

SCFCo Holdings. SCFCo Holdings LLC (“SCFCo”) was established to operate towboats and dry cargo barges on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. At various times, SCFCo has agreed to expand its operations through additional capital contributions and bank financing. During the six months ended June 30, 2012, the Company and its partner each contributed additional capital of $0.5 million.

Guarantees. The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter and has guaranteed amounts owed under banking facilities by certain of its joint ventures. As of June 30, 2012, the total amount guaranteed by the Company under these arrangements was $24.6 million. In addition, as of June 30, 2012, the Company had uncalled capital commitments to two of its joint ventures for a total of $2.4 million.

7.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2012, the Company’s unfunded capital commitments totaled $377.6 million and consisted of: eleven offshore support vessels for $148.7 million; an interest in a jack-up drilling rig for $31.2 million; twelve helicopters for $139.3 million; seven inland river liquid tank barges for $16.2 million; an interest in a river grain terminal for $1.3 million; four harbor tugs for $28.5 million and other equipment and improvements for $12.4 million. Of these commitments $110.2 million is payable during the remainder of 2012 with the balance payable through 2016 and $154.2 million may be terminated without further liability other than the payment of liquidated damages of $3.3 million. Subsequent to June 30, 2012, the Company committed to purchase three inland river towboats for $11.4 million and notified the Company's lessors of its intent to purchase three harbor tugs for $3.9 million.

Prior to the sale of the SES Business, the Company had issued performance guarantees on behalf of the SES Business that expire in 2012 through 2014. As of June 30, 2012, the amount of outstanding SES Business performance guarantees was $0.8 million.

On August 19, 2011, the Company granted two fixed price purchase options to an unrelated third party to acquire up to 25% of the outstanding common stock of ORM, the Company's Emergency and Crisis Services business segment. The first option to acquire a 12.5% interest may be exercised beginning August 19, 2012 through August 19, 2014. If the first option is exercised, the second option to acquire an additional 12.5% may be exercised beginning August 19, 2013 through August 19, 2015.

On June 12, 2009, a purported civil class action was filed against the Company, Era Group Inc., Era Helicopters LLC and three other defendants (collectively, the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D. Del.).  The Complaint alleged that the Defendants violated federal antitrust law by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005.  The purported class of plaintiffs included all direct purchasers of such services and the relief sought included compensatory damages and treble damages.  On September 4, 2009, the Defendants filed a motion to dismiss the Complaint.  On September 14, 2010, the Court entered an order dismissing the Complaint.  On September 28, 2010, the plaintiffs filed a motion for reconsideration and amendment and a motion for re-argument (the “Motions”).  On November 30, 2010, the Court granted the Motions, amended the Court's September 14, 2010 Order to clarify that the dismissal was without prejudice, permitted the filing of an amended Complaint, and authorized limited discovery with respect to the new allegations in the amended Complaint.  Following the completion of such limited discovery, on February 11, 2011, the Defendants filed a motion for summary judgment to dismiss the amended Complaint with prejudice.  On June 23, 2011, the District Court granted summary judgment for the Defendants.  On July 22, 2011, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit.  On July 27, 2002, the Third Circuit Court of Appeals affirmed the District Court's grant of summary judgment in favor of the defendants. On August 9, 2011, Defendants moved for certain excessive costs, expenses, and attorneys' fees under 28 U.S.C. § 1927. That motion is fully briefed and a decision is pending.

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.) (the “Robin Case”), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179 (“MDL”). The complaint seeks compensatory, punitive, exemplary, and other damages.  In response to this lawsuit, the Company filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire.  Pursuant to the Limitation of Liability Act, those petitions imposed an automatic stay on the Robin Case, and the court set a deadline of April 20, 2011 for individual claimants to assert claims in the limitation cases.  Approximately 66 claims were submitted by the deadline in all of the limitation actions.  On June 8, 2011, the Company moved to dismiss these claims (with the exception of one claim filed by a Company employee) on various legal grounds.  On October 12, 2011, the Court granted the Company's motion to dismiss in its entirety, dismissing with prejudice all claims that had been filed against the Company in the limitation actions (with the exception of one claim filed by a Company employee that was not subject to the motion to dismiss).  The Court entered final judgments in favor of the Company in the Robin Case and each of the limitation actions on November 21, 2011.  On December 12, 2011, the claimants appealed each of those judgments to the Unites States Court of Appeals for the Fifth Circuit.  The claimants' opening brief was submitted on May 7, 2012, and the claimants filed a reply brief on June 1, 2012.  The appeal is now fully submitted but no date has been set for oral argument, if any. The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and will continue to vigorously defend the action.

On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by ORM. The action now is part of the overall MDL. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action.  Pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL.

On December 15, 2010, ORM and then-SEACOR subsidiary National Response Corporation (“NRC”) were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL.  The master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically.  By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint.  The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds.  On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order).  Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and has directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments.  The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury.  A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012.  Those motions were argued on July 13, 2012 and the Court has taken them under advisement.  In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL.

Subsequent to the filing of the referenced master complaint, four additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants and are part of the overall MDL. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). By court order, all four of these additional individual cases have been stayed as a result of the filing of the referenced master complaint.  The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and does not expect this matter will have a material effect on the Company's consolidated financial position or its results of operations.

On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P., and Weatherford International, Inc. have also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC have asserted counterclaims against those same parties for identical relief.  As provided above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect this matter will have a material effect on the Company's consolidated financial position or its results of operations.

Separately, on March 2, 2012, the Court announced that BP Exploration & Production Inc. and BP America Production Company (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP.  The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012.  Although neither the Company, ORM or NRC are parties to the settlement agreements, the Company, ORM and NRC are listed on the releases accompanying both settlement agreements, such that if the settlement agreements are finally approved by the Court as currently drafted, any plaintiffs that settle will be required to release their claims against the Company, ORM and NRC.  The opt-out period for the proposed settlement closes on October 1, 2012 and a final fairness hearing to consider whether the settlements should be finally approved is scheduled for November 8, 2012.

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

In connection with the disposition of the SES Business on March 16, 2012, the Company remains contingently liable for certain obligations of the SES Business, including potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response.  These potential liabilities may not exceed the purchase consideration received by the Company for the SES Business and the Company currently is indemnified under contractual agreements with BP.

ORM, a subsidiary of the Company, is defending against five collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”).  Four of the cases - Dennis Prejean v. O'Brien's Response Management, Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”); Baylor Singleton et. al. v. O'Brien's Response Management Inc., et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”); Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”); and Chann Chavis v. O'Brien's Response Management Inc. et al. (S.D. Tx., Case No.: 4:12-cv-02045) (the “Chavis Action”) - were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors.  The Prejean, Himmerite and Singleton Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the In re: Oil Spill Multidistrict Litigation (N.D. La., Case No. 10-md-02179) (the “Oil Spill MDL”).  The Himmerite and Singleton Actions have since been automatically stayed pending further scheduling by the Court, pursuant to the procedures in the Oil Spill MDL.  In the Prejean Action, ORM has answered the complaint, a scheduling order has been issued and Plaintiffs have, among other things, filed a Motion for Conditional Certification, which has been stayed pending further scheduling by the Court in accordance with the procedures of the Oil Spill MDL.  The Chavis Action was filed on July 7, 2012 in the United States District Court for the Southern District of Texas, and ORM has not yet responded to or answered the complaint in that matter.  The other DPH FLSA Action, Mark Blackman et. al. v. Midwest Environmental Resources, Inc., et. al. (N.D. Fla., Case No.: 3:11-cv-146) (the “Blackman Action”), was filed by five individual Plaintiffs on March 28, 2011, in the United States District Court for the Northern District of Florida, against ORM and several other Defendants.  The complaint in the Blackman Action alleges that the named Plaintiffs and class of workers they are suing on behalf of, identified in the complaint as “Safety Techs,” were not appropriately compensated for all of their work time in violation of the FLSA.  On July 8, 2011, the Court stayed all proceedings in the Blackman Action.  On May 8, 2012, the Court ruled on various motions to dismiss brought by ORM and by the other Defendants, denying them in part, granting them in part, and providing the Plaintiffs with leave to amend the complaint.  On June 6, 2012, Plaintiffs filed an amended complaint and on June 20, 2012, Defendant ORM answered the amended complaint, denying all of the Plaintiffs' claims.  On July 6, 2012, the Court issued a scheduling order setting discovery and dispositive motion deadlines.  The Company is unable to estimate the potential exposure, if any, resulting from any of the five DPH FLSA Actions, but believes they are without merit and will continue to vigorously defend against them.

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

There has been no material change in the multi-employer pension plans in which the Company participates, except that the Company received notification from the American Maritime Officers Pension Plan (the "AMOPP”) that, based on an actuarial valuation performed as of September 30, 2011, if the Company chose to withdraw from the AMOPP, its withdrawal liability would have been $39.3 million. That liability may change in future years based on various factors, primarily employee census. As of June 30, 2012, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.

9.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

As of June 30, 2012, the Company had $125.0 million of outstanding borrowings under the SEACOR revolving credit facility. The remaining availability under this facility was $279.0 million, net of issued letters of credit of $1.0 million. As of June 30, 2012, Era Group Inc. ("Era") had $260.0 million of outstanding borrowings under its senior secured revolving credit facilities. The remaining availability under this facility was $89.7 million, net of issued letters of credit of $0.3 million. In addition, as of June 30, 2012, the Company had other outstanding letters of credit totaling $47.6 million with various expiration dates through 2016.

During the six months ended June 30, 2012, the Company made scheduled payments on long-term debt and capital lease obligations of $7.2 million, repaid $3.2 million of acquired debt, received proceeds of $0.1 million from other debt, made repayments of $50.0 million of borrowings under the SEACOR revolving credit facility, made net repayments on inventory financing arrangements of $14.8 million and had net borrowings of $8.0 million under the Era senior secured revolving credit facility.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes due 2012 and its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the six months ended June 30, 2012, the Company purchased $5.5 million, in principal amount, of its 5.875% Senior Notes for $5.7 million, resulting in a loss on debt extinguishment of $0.2 million.

10.	STOCK REPURCHASES

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the six months ended June 30, 2012, the Company acquired for treasury 199,766 shares of Common Stock for an aggregate purchase price of $17.4 million. As of June 30, 2012, the remaining authority under the repurchase plan was $132.6 million.

11.	EARNINGS PER COMMON SHARE OF SEACOR

Basic earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock method. Dilutive securities for this purpose assumes restricted stock grants have vested and common shares have been issued pursuant to the exercise of outstanding stock options. For the three and the six months ended June 30, 2012, diluted earnings per common share of SEACOR excluded 593,344 and 531,101 , respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive. For the three and six months ended June 30, 2011, diluted earnings per common share of SEACOR excluded 333,819 and 254,230, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

A reconciliation of basic and diluted weighted average outstanding common shares of SEACOR was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic Weighted Average Common Shares Outstanding	20,584,567	21,166,037	20,552,114	21,135,557
Effect of Dilutive Share Awards:
Options and Restricted Stock	286,813	351,688	331,456	343,202
Diluted Weighted Average Common Shares Outstanding	20,871,380	21,517,725	20,883,570	21,478,759

12.	SHARE BASED COMPENSATION

Transactions in connection with the Company’s share based compensation plans during the six months ended June 30, 2012 were as follows:

Director stock awards granted	2,000
Employee Stock Purchase Plan (“ESPP”) shares issued	22,641
Restricted stock awards granted	116,600
Restricted stock awards canceled	330
Shares released from Deferred Compensation Plan	—
Restricted Stock Unit Activities:
Outstanding as of December 31, 2011	1,130
Granted	—
Converted to shares and issued to Deferred Compensation Plan	(370)
Outstanding as of June 30, 2012	760
Stock Option Activities:
Outstanding as of December 31, 2011	1,272,192
Granted	98,975
Exercised	(73,297)
Forfeited	—
Expired	(13,625)
Outstanding as of June 30, 2012	1,284,245
Shares available for future grants and ESPP purchases as of June 30, 2012	1,310,026

13.	SEGMENT INFORMATION

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

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Emergency and Crisis Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2012
Operating Revenues:
External customers	123,359	62,983	49,750	25,704	8,456	206,745	17,425	—	494,422
Intersegment	(83)	2	3,552	88	(17)	—	130	(3,672)	—
	123,276	62,985	53,302	25,792	8,439	206,745	17,555	(3,672)	494,422
Costs and Expenses:
Operating	94,084	39,002	37,463	16,722	5,808	202,126	11,562	(3,557)	403,210
Administrative and general	13,146	7,195	3,773	2,934	4,211	3,411	2,996	7,454	45,120
Depreciation and amortization	15,859	10,464	7,244	5,666	491	1,591	1,904	466	43,685
	123,089	56,661	48,480	25,322	10,510	207,128	16,462	4,363	492,015
Gains on Asset Dispositions, Net	624	1,077	858	—	—	—	1,860	—	4,419
Operating Income (Loss)	811	7,401	5,680	470	(2,071)	(383)	2,953	(8,035)	6,826
Other Income (Expense):
Derivative gains (losses), net	—	(180)	—	—	—	3,393	—	274	3,487
Foreign currency losses, net	(354)	(12)	(71)	(3)	(20)	(14)	(7)	(511)	(992)
Other, net	11	—	—	49	—	—	208	175	443
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,001	756	439	(774)	147	—	(518)	—	1,051
Segment Profit (Loss)	1,469	7,965	6,048	(258)	(1,944)	2,996	2,636
Other Income (Expense) not included in Segment Profit									6,824
Less Equity Earnings included in Segment Profit									(1,051)
Income Before Taxes, Equity Earnings and Discontinued Operations									16,588

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Emergency and Crisis Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2012
Operating Revenues:
External customers	244,297	124,035	99,646	51,900	18,619	416,441	37,369	—	992,307
Intersegment	65	2	7,146	175	35	—	130	(7,553)	—
	244,362	124,037	106,792	52,075	18,654	416,441	37,499	(7,553)	992,307
Costs and Expenses:
Operating	169,424	78,678	72,646	32,480	12,681	405,359	23,376	(7,322)	787,322
Administrative and general	25,002	16,872	7,755	5,409	7,465	6,552	5,813	16,430	91,298
Depreciation and amortization	28,741	20,094	14,251	11,317	975	2,651	4,062	921	83,012
	223,167	115,644	94,652	49,206	21,121	414,562	33,251	10,029	961,632
Gains on Asset Dispositions	2,469	2,842	2,785	—	5	—	1,860	—	9,961
Operating Income (Loss)	23,664	11,235	14,925	2,869	(2,462)	1,879	6,108	(17,582)	40,636
Other Income (Expense):
Derivative gains (losses), net	—	(304)	—	—	—	454	—	(782)	(632)
Foreign currency gains (losses), net	769	905	(93)	6	(6)	65	(23)	(63)	1,560
Other, net	11	30	—	79	—	—	208	61	389
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,830	(5,663)	689	(991)	214	6,154	(940)	—	2,293
Segment Profit (Loss)	27,274	6,203	15,521	1,963	(2,254)	8,552	5,353
Other Income (Expense) not included in Segment Profit									974
Less Equity Earnings included in Segment Profit									(2,293)
Income Before Taxes, Equity Earnings and Discontinued Operations									42,927

Capital Expenditures	64,383	87,034	13,108	4,084	420	—	14,731	2,781	186,541

As of June 30, 2012
Property and Equipment	789,831	773,884	377,326	203,995	1,406	41,660	160,265	22,065	2,370,432
Investments, at Equity, and Advances to 50% or Less Owned Companies	68,081	41,882	53,859	90,626	441	—	68,985	—	323,874
Inventories (1)	5,738	26,496	2,038	—	752	36,617	1,288	—	72,929
Goodwill	13,367	352	4,345	550	37,138	—	1,302	—	57,054
Intangible Assets	5,029	—	8,377	1,318	5,531	502	359	—	21,116
Other current and long-term assets, excluding cash and near cash assets(2)	148,525	79,699	49,890	3,691	16,629	62,889	52,950	37,974	452,247
Segment Assets	1,030,571	922,313	495,835	300,180	61,897	141,668	285,149
Cash and near cash assets(2)									544,614
Discontinued operations									3,551
Total Assets									3,845,817
______________________

(1)	Inventories for Commodity Trading and Logistics includes raw materials of $3.4 million and work in process of $2.4 million resulting from the acquisition of ICP (see Note 4).

(2)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Emergency and Crisis Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2011
Operating Revenues:
External customers	93,360	68,475	38,682	24,249	21,275	245,321	17,921	—	509,283
Intersegment	26	18	2,760	87	—	—	—	(2,891)	—
	93,386	68,493	41,442	24,336	21,275	245,321	17,921	(2,891)	509,283
Costs and Expenses:
Operating	68,242	42,457	28,717	13,584	12,328	237,644	9,158	(2,765)	409,365
Administrative and general	11,078	6,229	3,166	2,146	3,555	2,202	3,210	7,584	39,170
Depreciation and amortization	12,205	12,390	5,791	5,728	498	12	2,237	469	39,330
	91,525	61,076	37,674	21,458	16,381	239,858	14,605	5,288	487,865
Gains (Losses) on Asset Dispositions and Impairments, Net	3,607	6,172	(22)	—	—	—	544	—	10,301
Operating Income (Loss)	5,468	13,589	3,746	2,878	4,894	5,463	3,860	(8,179)	31,719
Other Income (Expense):
Derivative gains (losses), net	—	(811)	—	—	—	828	—	(6,618)	(6,601)
Foreign currency gains (losses), net	(408)	338	—	6	(7)	(16)	(24)	1,527	1,416
Other, net	—	—	3	56	2	—	—	(117)	(56)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	200	1,054	666	—	—	(1,051)	3	—	872
Segment Profit	5,260	14,170	4,415	2,940	4,889	5,224	3,839
Other Income (Expense) not included in Segment Profit									(11,922)
Less Equity Earnings included in Segment Profit									(872)
Income Before Taxes, Equity Earnings and Discontinued Operations									14,556

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Emergency and Crisis Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2011
Operating Revenues:
External customers	173,683	124,630	82,610	41,473	50,108	439,333	35,457	—	947,294
Intersegment	47	18	5,301	175	—	—	—	(5,541)	—
	173,730	124,648	87,911	41,648	50,108	439,333	35,457	(5,541)	947,294
Costs and Expenses:
Operating	131,262	75,922	56,601	22,563	27,104	424,662	18,300	(5,306)	751,108
Administrative and general	22,848	13,249	5,863	3,563	6,366	4,862	5,830	18,243	80,824
Depreciation and amortization	24,738	24,309	11,413	10,706	1,000	25	4,526	943	77,660
	178,848	113,480	73,877	36,832	34,470	429,549	28,656	13,880	909,592
Gains on Asset Dispositions and Impairments, Net	7,971	8,366	675	—		—	544	—	17,556
Operating Income (Loss)	2,853	19,534	14,709	4,816	15,638	9,784	7,345	(19,421)	55,258
Other Income (Expense):
Derivative losses, net	—	(501)	—	—	—	(3,922)	—	(5,496)	(9,919)
Foreign currency gains (losses), net	317	691	—	22	(58)	(21)	(23)	5,547	6,475
Other, net	—	—	4	56	2	—	(1)	(295)	(234)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	935	955	410	—		(1,000)	(386)	—	914
Segment Profit (Loss)	4,105	20,679	15,123	4,894	15,582	4,841	6,935
Other Income (Expense) not included in Segment Profit									(16,744)
Less Equity Earnings included in Segment Profit									(914)
Income Before Taxes, Equity Earnings and Discontinued Operations									34,836

Capital Expenditures	33,025	50,233	33,137	8,315	25	—	1,498	1,174	127,407

As of June 30, 2011
Property and Equipment	620,146	629,619	338,289	249,818	855	131	148,929	19,338	2,007,125
Investments, at Equity, and Advances to 50% or Less Owned Companies	57,697	35,341	42,378	—	—	12,929	59,676	—	208,021
Inventories	4,164	24,788	2,511	365	404	49,255	1,633	—	83,120
Goodwill	13,367	352	1,743	606	37,084	—	1,302	—	54,454
Intangible Assets	6,992	—	908	1,732	7,290	—	474	—	17,396
Other current and long-term assets, excluding cash and near cash assets(1)	130,342	63,643	41,543	5,308	32,894	76,119	61,548	26,942	438,339
Segment Assets	832,708	753,743	427,372	257,829	78,527	138,434	273,562
Cash and near cash assets(1)									796,088
Discontinued operations									101,219
Total Assets									3,705,762
 ______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: decreased demand and loss of revenues as a result of U.S. government implemented moratoriums directing operators to cease certain drilling activities and any extension of such moratoriums (the “Moratoriums”), weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters and aviation equipment or failures to finalize commitments to charter vessels and aviation equipment in response to Moratoriums, increased government legislation and regulation of the Company’s businesses which could increase cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with providing emergency response services, including the Company’s involvement in response to the oil spill that resulted from the sinking of the Deepwater Horizon in April 2010, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services, Marine Transportation Services and Aviation Services, decreased demand for Marine Transportation Services and Harbor and Offshore Towing Services due to construction of additional refined petroleum products, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations, the dependence of Offshore Marine Services, Marine Transportation Services and Aviation Services on several customers, consolidation of the Company’s customer base, safety issues experienced by a particular helicopter model that could result in customers refusing to use that helicopter model or a regulatory body grounding that helicopter model, which could also permanently devalue that helicopter model, the ongoing need to replace aging vessels and aircraft, industry fleet capacity, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company’s Common Stock, operational risks of Offshore Marine Services, Marine Transportation Services, Harbor and Offshore Towing Services and Aviation Services, effects of adverse weather conditions and seasonality, dependence of emergency response revenue on the number and size of events and upon continuing government regulation in this area and Emergency and Crisis Services’ ability to comply with such regulation and other governmental regulation, liability in connection with providing emergency response services, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors in Inland River Services’ operations, adequacy of insurance coverage, the attraction and retention of qualified personnel by the Company and various other matters and factors, many of which are beyond the Company’s control. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors. Consequently, the following should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which are incorporated by reference.

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

Discontinued Operations. The Company's Environmental Services business segment was conducted through SEACOR Environmental Services Inc. ("SES") and O'Brien's Response Management Inc. ("ORM"). SES included National Response Corporation, one of the largest providers of oil spill response services in the United States; NRC Environmental Services Inc., a leading provider of environmental and industrial services on the West Coast of the United States; SEACOR Response Ltd., which provides oil spill response and emergency response services to customers in international markets; and certain other subsidiaries (collectively the "SES Business"). On March 16, 2012, the Company sold the SES Business for a net sales price of $99.9 million and recognized a gain of $20.8 million, net of tax, or $1.00 per diluted share. The transaction did not include ORM, a leading provider of crisis and emergency preparedness and response services. The Company has no continuing involvement in the SES Business, although the sales agreement provides that the Company may receive contingent consideration equal to a portion of the revenue generated by any extraordinary oil spill response that occurs within three years following the date of sale. For all periods presented, the Company has reported the financial position, results of operations and cash flows for the SES Business as discontinued operations in the accompanying condensed consolidated financial statements. The remaining ORM business in the segment was renamed Emergency and Crisis Services.

Consolidated Results of Operations

The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and six months ("Current Six Months") ended June 30, 2012, as compared with the three months (“Prior Year Quarter”) and six months ("Prior Six Months") ended June 30, 2011. See “Item 1. Financial Statements—Note 13. Segment Information” included in Part I for consolidating segment tables for each period presented.

Offshore Marine Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	53,839	44	32,842	35	101,156	42	52,003	30
Africa, primarily West Africa	16,186	13	13,254	14	33,273	14	32,721	19
Middle East	13,051	11	10,670	11	25,070	10	22,428	13
Brazil, Mexico, Central and South America	11,533	9	14,336	16	29,820	12	26,245	15
Europe, primarily North Sea	25,613	21	18,784	20	49,674	20	35,530	20
Asia	3,054	2	3,500	4	5,369	2	4,803	3
	123,276	100	93,386	100	244,362	100	173,730	100
Costs and Expenses:
Operating
Personnel	47,684	39	34,216	37	83,668	34	66,668	38
Repairs and maintenance	12,319	10	10,180	11	23,135	10	18,685	11
Drydocking	10,810	9	5,305	6	16,138	7	9,968	6
Insurance and loss reserves	4,559	4	3,467	4	8,197	3	6,233	4
Fuel, lubes and supplies	8,904	7	5,964	6	15,770	6	11,375	7
Leased-in equipment	5,145	4	3,701	4	10,883	4	7,158	4
Brokered vessel activity	247	—	273	—	532	—	2,743	1
Other	4,416	3	5,136	5	11,101	5	8,432	5
	94,084	76	68,242	73	169,424	69	131,262	76
Administrative and general	13,146	11	11,078	12	25,002	10	22,848	13
Depreciation and amortization	15,859	13	12,205	13	28,741	12	24,738	14
	123,089	100	91,525	98	223,167	91	178,848	103
Gains on Asset Dispositions	624	—	3,607	4	2,469	1	7,971	4
Operating Income	811	—	5,468	6	23,664	10	2,853	1
Other Income (Expense):
Foreign currency gains (losses), net	(354)	—	(408)	—	769	—	317	—
Other, net	11	—	—	—	11	—	—	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,001	1	200	—	2,830	1	935	1
Segment Profit	1,469	1	5,260	6	27,274	11	4,105	2

Operating Revenues by Type. The table below sets forth, for the periods indicated, the amount of operating revenues earned by type.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	50,470	40	30,153	32	95,123	39	47,532	27
Africa, primarily West Africa	15,576	13	12,182	13	32,169	13	28,496	17
Middle East	11,016	9	8,808	10	21,357	9	18,237	11
Brazil, Mexico, Central and South America	9,682	8	12,782	14	25,631	11	23,269	13
Europe, primarily North Sea	25,718	21	18,735	20	49,280	20	35,431	20
Asia	2,920	2	3,546	4	5,291	2	4,866	3
Total time charter	115,382	93	86,206	93	228,851	94	157,831	91
Bareboat charter	701	1	209	—	1,406	1	416	—
Brokered vessel activity	174	—	301	—	488	—	3,669	2
Other marine services	7,019	6	6,670	7	13,617	5	11,814	7
	123,276	100	93,386	100	244,362	100	173,730	100

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rates Per Day Worked:
Anchor handling towing supply	$24,541	$32,179	$28,051	$31,215
Crew	7,134	6,334	7,462	6,477
Mini-supply	7,424	7,494	7,417	7,578
Standby safety	9,679	9,180	9,453	9,031
Supply	14,354	13,561	15,593	13,406
Towing supply	9,269	8,484	9,285	9,804
Specialty	14,557	9,351	13,637	8,077
Liftboats	17,454	—	17,454	—
Overall Average Rates Per Day Worked (excluding wind farm utility and liftboats)	11,272	11,142	12,246	10,655
Liftboats	17,454	—	17,454	—
Wind farm utility	2,802	—	2,627	—
Overall Average Rates Per Day Worked	10,019	11,142	10,409	10,655
Utilization:
Anchor handling towing supply	63%	53%	70%	44%
Crew	84%	70%	81%	68%
Mini-supply	98%	77%	98%	69%
Standby safety	87%	89%	87%	86%
Supply	75%	74%	80%	69%
Towing supply	51%	33%	49%	51%
Specialty	45%	63%	54%	68%
Overall Fleet Utilization (excluding wind farm utility and liftboats)	79%	71%	80%	68%
Liftboats	70%	—%	70%	—%
Wind farm utility	93%	—%	90%	—%
Overall Fleet Utilization	80%	71%	81%	68%
Available Days:
Anchor handling towing supply	1,547	1,547	3,094	3,077
Crew	3,276	3,933	6,639	7,803
Mini-supply	637	728	1,274	1,507
Standby safety	2,195	2,291	4,470	4,541
Supply	1,649	1,591	3,354	3,139
Towing supply	360	494	724	1,034
Specialty	273	353	546	713
Overall Fleet Available Days (excluding wind farm utility and liftboats)	9,937	10,937	20,101	21,814
Liftboats	1,656	—	1,656	—
Wind farm utility	2,730	—	5,377	—
Overall Fleet Available Days	14,323	10,937	27,134	21,814

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Operating revenues were $29.9 million higher in the Current Year Quarter compared with the Prior Year Quarter. Current Year Quarter results included the contributions of the Company's wind farm utility vessels and liftboats that were acquired on December 22, 2011 and March 30, 2012, respectively. The wind farm utility vessels contributed $7.1 million of time charter revenues with an average day rate of $2,802 per day and a utilization rate of 93%. The liftboats contributed $21.9 million of operating revenues of which $20.1 million was time charter revenue with an average day rate of $17,454 per day and a utilization rate of 70%.
Excluding the contributions of the wind farm utility vessels and the liftboats, time charter revenues were $2.0 million higher in the Current Year Quarter compared with the Prior Year Quarter. Overall fleet utilization was 79% compared with 71% in the Prior Year Quarter and average rates were $11,272 per day compared with $11,142 per day in the Prior Year Quarter. The number of days available for charter was 9,937 compared with 10,937 in the Prior Year Quarter, a 1,000 day or 9% reduction.
In the U.S. Gulf of Mexico, time charter revenues were $20.3 million higher primarily due to the liftboat acquisition. Excluding the contribution of the liftboats, time charter revenues were $0.2 million higher in the Current Year Quarter compared with the Prior Year Quarter. The reactivation of previously cold-stacked vessels and other improvements in utilization increased time charter revenues by $0.5 million and $4.5 million, respectively. Net fleet additions increased time charter revenues by $1.8 million. Lower average day rates and the repositioning of vessels between geographic regions reduced time charter revenues by $5.2 million and $1.4 million, respectively. As of June 30, 2012, the Company had no vessels cold-stacked in this region compared with seven as of June 30, 2011.
In Africa, time charter revenues were $3.4 million higher. Time charter revenues were $2.7 million higher due to improved utilization, $0.4 million higher due to improved average day rates and $0.9 million higher due to the repositioning of vessels between geographic regions. These increases were partially offset by a $0.6 million reduction in time charter revenues due to fleet dispositions.
In the Middle East, time charter revenues were $2.2 million higher, of which $0.9 million was due to improved utilization and $0.2 million was due to higher average day rates. Net fleet additions and the repositioning of vessels between geographic regions increased time charter revenues by $1.1 million.
In Brazil, Mexico and Central and South America, time charter revenues were $3.1 million lower. Time charter revenues were $3.8 million lower due to reduced fleet utilization and were $0.1 million lower due to net fleet dispositions and the repositioning of vessels between geographic regions. Higher average day rates increased time charter revenues by $0.8 million.
In Europe, excluding the $7.1 million contribution of the wind farm utility vessels, time charter revenues were $0.1 million lower. Higher average day rates and improved utilization increased time charter revenues by $1.1 million and $0.3 million, respectively. Time charter revenues were $1.0 million lower due to vessel dispositions and $0.5 million lower due to unfavorable changes in currency exchange rates.
Operating Expenses. Operating expenses were $25.8 million higher in the Current Year Quarter compared with the Prior Year Quarter, of which $17.9 million was attributable to fleet additions including the wind farm utility vessels and liftboats. Excluding the impact of fleet additions, operating expenses were higher during the Current Year Quarter compared with the Prior Year Quarter as follows: personnel costs were $4.0 million higher primarily due to the return to service of previously cold-stacked vessels, increased activity levels, and inflationary pressures on rates of pay; drydocking expenses were $2.5 million higher due to increased drydocking activity during the Current Year Quarter in which there were 567 days of downtime attributable to drydocking compared with 287 days in the Prior Year Quarter; and leased-in equipment expense was $1.4 million higher primarily due to the charter-in of several vessels into Africa and Brazil, Mexico, Central and South America.
Gains on Asset Dispositions. During the Current Year Quarter, the Company sold three offshore support vessels and other equipment for net proceeds of $48.7 million and gains of $7.4 million, of which $0.1 million were recognized currently and $7.3 million were deferred. In addition, the Company recognized previously deferred gains of $0.5 million. During the Prior Year Quarter, the Company sold four offshore support vessels and other equipment for net proceeds of $11.9 million and gains of $7.7 million, of which $3.1million were recognized currently and $4.6 million were deferred. In addition, the Company recognized previously deferred gains of $0.5 million.

Operating Income. Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 0.2% in the Current Year Quarter compared with 2.0% in the Prior Year Quarter. The reduction was primarily due to increased drydocking activity during the Current Year Quarter as referred to above.

Current Six Months compared with Prior Six Months

Operating Revenues. Operating revenues were $70.6 million higher in the Current Six Months compared with the Prior Six Months. Current Six Months results included the contributions of the Company's wind farm utility vessels and liftboats that were acquired on December 22, 2011 and March 30, 2012, respectively. The wind farm utility vessels contributed $12.7 million of time charter revenues with an average day rate of $2,627 per day and a utilization rate of 90%. The liftboats contributed $21.9 million of operating revenues of which $20.1 million was time charter revenue with an average day rate of $17,454 per day and a utilization rate of 70%.
Excluding the contribution of the wind farm utility vessels and liftboats, time charter revenues were $38.2 million higher in the Current Six Months compared with the Prior Six Months. Overall fleet utilization was 80% compared with 68% and average day rates were $12,246 per day compared with $10,655 per day in the Prior Six Months.The number of days available for charter was 20,101 compared with 21,814 in the Prior Six Months, a 1,713 day or 8% reduction.
In the U.S. Gulf of Mexico, time charter revenues were $47.6 million higher primarily due to firmer market conditions during the first quarter of 2012 and the contribution of the liftboats. Excluding the contribution of the liftboats, time charter revenues were $27.5 million higher in the Current Six Months compared with the Prior Six Months. Net fleet additions increased time charter revenues by $3.6 million. Higher average day rates and improved utilization increased time charter revenues by $9.6 million and $15.0 million, respectively. The repositioning of vessels between geographic regions decreased time charter revenues by $0.7 million. As of June 30, 2012, the Company had no vessels cold-stacked in this region compared with seven as of June 30, 2011.
In Africa, time charter revenues were $3.7 million higher, of which $2.7 million was due to improved utilization and $1.2 million was due to higher average day rates. Fleet dispositions and the repositioning of vessels between geographic regions decreased time charter revenues by $0.2 million.
In the Middle East, time charter revenues were $3.1 million higher, of which $1.4 million was due to improved utilization and $0.2 million was due to higher average day rates. Net fleet additions increased time charter revenues by $2.3 million and the repositioning of vessels between geographic regions decreased time charter revenues by $0.8 million.
In Brazil, Mexico and Central and South America, time charter revenues were $2.4 million higher. Time charter revenues were $2.7 million higher due to the repositioning of vessels between geographic regions and $3.8 million higher due to higher average day rates. Lower utilization and net fleet dispositions decreased time charter revenues by $3.1 million and $1.0 million, respectively.
In Europe, excluding the $12.7 million contribution of the wind farm utility vessels, time charter revenues were $1.1 million higher. Time charter revenues were $1.9 million higher due to improved average day rates and $2.1 million higher due to a vessel that repositioned into the region. Lower utilization, vessel dispositions and unfavorable changes in currency exchange rates decreased time charter revenues by $0.8 million, $1.2 million and $0.9 million, respectively.
Revenues from brokered vessel activity were $3.2 million lower due to reduced activity in West Africa. This was partially offset by a $2.8 million increase in bareboat charter and other marine services revenues.
Operating Expenses. Operating expenses were $38.2 million higher in the Current Six Months compared with the Prior Six Months, of which $21.0 million was attributable to fleet additions including the wind farm utility vessels and liftboats. Excluding the impact of fleet additions, operating expenses were higher during the Current Six Months compared with the Prior Six Months as follows: personnel costs were $6.9 million higher primarily due to the return to service of previously cold-stacked vessels, increased activity levels, and inflationary pressures on rates of pay; repair and maintenance expenses were $1.8 million higher, primarily in the U.S Gulf of Mexico, as activity levels increased during the Current Six Months; drydocking expenses were $3.2 million higher due to increased drydocking activity in international regions; fuel, lubes and supplies expenses were $1.3 million higher primarily due to increased activity levels in the U.S. Gulf of Mexico; leased-in equipment expense was $3.7 million higher primarily due to the charter-in of several vessels into Africa and Brazil, Mexico, Central and South America; brokered vessel activity was $2.2 million lower due to reduced activity in West Africa; other operating expenses were $2.4 million higher primarily due to net fleet additions and increased activity levels.
Gains on Asset Dispositions. During the Current Six Months, the Company sold four offshore support vessels and other equipment for net proceeds of $50.6 million and gains of $9.1 million, of which $1.8 million were recognized currently and $7.3 million were deferred. In addition, the Company recognized previously deferred gains of $0.6 million. During the Prior Six Months, the Company sold five offshore support vessels and other equipment for net proceeds of $20.6 million and gains of $11.8 million, of which $7.2 million were recognized currently and $4.6 million were deferred. In addition, the Company recognized previously deferred gains of $0.8 million.

Operating Income (Loss). Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 9% in the Current Six Months compared with an operating loss as a percentage of operating revenues of 4% in the Prior Six Months. The improvement was primarily due to firmer market conditions in the U.S. Gulf of Mexico during the first quarter of 2012.

Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax, increased by $1.9 million in the Current Six Months compared with the Prior Six Months primarily due to the commencement of a long-term charter for a vessel in November 2011.

Fleet Count

The composition of Offshore Marine Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2012
Anchor handling towing supply	14	2	3	—	19
Crew	31	7	7	3	48
Mini-supply	5	2	2	—	9
Standby safety	24	1	—	—	25
Supply	9	2	9	8	28
Towing supply	2	1	—	—	3
Liftboats(1)	18	2	—	—	20
Specialty	3	3	—	3	9
Wind farm utility	29	—	1	—	30
	135	20	22	14	191
2011
Anchor handling towing supply	15	2	2	—	19
Crew	39	3	7	3	52
Mini-supply	6	—	2	—	8
Standby safety	25	1	—	—	26
Supply	10	—	9	9	28
Towing supply	3	1	2	—	6
Liftboats	—	2	—	—	2
Specialty	3	5	—	3	11
Wind farm utility	—	—	—	—	—
	101	14	22	15	152

(1)	On March 30, 2012, Offshore Marine Services acquired 18 liftboats, real property and working capital from Superior Energy Inc. for $142.5 million.

Aviation Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	53,606	85	48,632	71	99,836	80	87,865	70
Foreign	9,379	15	19,861	29	24,201	20	36,783	30
	62,985	100	68,493	100	124,037	100	124,648	100
Costs and Expenses:
Operating
Personnel	16,724	27	15,390	22	32,423	26	30,017	24
Repairs and maintenance	8,456	13	12,810	19	18,754	15	22,541	18
Insurance and loss reserves	2,413	4	2,536	4	5,159	4	4,144	3
Fuel	5,382	9	5,534	8	10,001	8	9,717	8
Leased-in equipment	296	—	476	1	741	1	965	1
Other	5,731	9	5,711	8	11,600	9	8,538	7
	39,002	62	42,457	62	78,678	63	75,922	61
Administrative and general	7,195	11	6,229	9	16,872	14	13,249	11
Depreciation and amortization	10,464	17	12,390	18	20,094	16	24,309	19
	56,661	90	61,076	89	115,644	93	113,480	91
Gains on Asset Dispositions and Impairments, Net	1,077	2	6,172	9	2,842	2	8,366	7
Operating Income	7,401	12	13,589	20	11,235	9	19,534	16
Other Income (Expense):
Derivative losses, net	(180)	—	(811)	(1)	(304)	—	(501)	—
Foreign currency gains (losses), net	(12)	—	338	—	905	1	691	—
Other, net	—	—	—	—	30	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	756	1	1,054	2	(5,663)	(5)	955	1
Segment Profit	7,965	13	14,170	21	6,203	5	20,679	17

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues earned by service line.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
U.S. Gulf of Mexico, primarily from oil and gas services	37,816	60	31,063	45	72,014	58	57,223	46
Alaska, primarily from oil and gas services	6,056	9	6,314	9	9,382	7	11,418	9
Contract-leasing	9,379	15	19,861	29	24,376	20	36,784	30
Air Medical Services	4,831	8	5,638	8	11,167	9	11,494	9
Flightseeing	2,617	4	2,744	4	2,619	2	2,747	2
FBO	2,413	4	2,987	5	4,704	4	5,201	4
Intersegment Eliminations	(127)	—	(114)	—	(225)	—	(219)	—
	62,985	100	68,493	100	124,037	100	124,648	100

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Operating revenues were $5.5 million lower in the Current Year Quarter compared with the Prior Year Quarter.  Operating revenues in the U.S. Gulf of Mexico were $6.8 million higher primarily due to newly delivered medium and heavy helicopters being placed on contract, an expansion of government services support and a general increase in charter activity. Operating revenues from contract-leasing activities were $10.5 million lower. Contract-leasing revenues for aircraft chartered to Aviation Services' Brazilian joint venture were $6.2 million lower primarily due to the deferral of $4.4 million as a result of difficulties experienced by Aeroleo following one of its customer's cancellation of certain contracts for a number of AW139 aircraft under contract-lease from Aviation Services. In addition, contract-lease revenues from the joint venture were lower due to decreased flight hours for aircraft undergoing major maintenance.  Aviation Services also deferred contract-leasing revenues of $2.0 million from another customer due to the customer's short-term liquidity issues.  In addition, contract-leasing revenues were $1.4 million lower as a result of the expiration of a short-term contract-lease in Argentina. Operating revenues for air medical services were $0.8 million lower due to the conclusion of a long-term hospital contract.

Operating Expenses.  Operating expenses were $3.5 million lower in the Current Year Quarter compared with the Prior Year Quarter.  Personnel costs were $1.3 million higher primarily due to the implementation of a pilot pay scale adjustment and the addition of personnel to support increased activity. Repair and maintenance expenses were $4.4 million lower primarily as a result of vendor credits for exiting certain power-by-hour maintenance contracts, partially offset by increased flight hours on helicopters under continuing power-by-hour maintenance contracts and the timing of repairs.

Depreciation and Amortization.  Depreciation and amortization expenses were $1.9 million lower due to a change in estimate of the useful life and salvage value of helicopters, which reduced depreciation expense by $4.4 million in the Current Year Quarter, partially offset by the addition of new and higher cost equipment.  Effective July 1, 2011, the Company changed its estimated useful life and salvage value for helicopters from 12 to 15 years and 30% to 40% respectively, due to improvements in new aircraft models that continue to increase their long-term value and make them viable for operation over a longer period of time.

Gains on Asset Dispositions and Impairments, Net.   During the Current Year Quarter, Aviation Services sold five helicopters and other equipment for proceeds of $1.9 million and gains of $0.9 million.  In addition, Aviation Services recognized previously deferred gains of $0.2 million.  During the Prior Year Quarter, Aviation Services sold two helicopters and other equipment for proceeds of $6.9 million and gains of $6.0 million.  In addition, Aviation Services recognized previously deferred gains of $0.1 million.

Operating Income. Excluding the change in depreciation policy noted above, operating income as a percentage of operating revenues was 5% compared with 20% in the Prior Year Quarter. The decrease was primarily due to the deferral of certain operating revenues partially offset by lower operating expenses in the Current Year Quarter as noted above and higher gains on asset dispositions in the Prior Year Quarter.

Current Six Months compared with Prior Six Months

Operating Revenues.  Operating revenues were $0.6 million lower in the Current Six Months compared with the Prior Six Months.  Operating revenues in the U.S. Gulf of Mexico were $14.8 million higher primarily due to newly delivered medium and heavy helicopters being placed on contract, an expansion of government services support and a general increase in charter activity. Operating revenues in Alaska were $2.0 million lower primarily due to the temporary suspension of a contract with a major oil and gas customer whose operations are expected to resume in the fourth quarter of 2012. Operating revenues from contract-leasing activities were $12.4 million lower. Contract-leasing revenues for aircraft chartered to Aviation Services' Brazilian joint venture were $8.7 million lower primarily due to the deferral of $7.3 million as a result of difficulties experienced by Aeroleo following one of its customer's cancellation of certain contracts for a number of AW139 aircraft under contract-lease from Aviation Services. In addition, contract-lease revenues from the joint venture were lower due to decreased flight hours for aircraft undergoing major maintenance.  Aviation Services also deferred contract-leasing revenues of $2.0 million from another customer due to the customer's short-term liquidity issues.  In addition, contract-leasing revenues were $4.6 million lower as a result of the expiration of contract-leases in Argentina, Thailand and Trinidad.  These decreases were partially offset by additional aircraft and new contract-leases in Mexico, the United Kingdom and Denmark.

Operating Expenses.  Operating expenses were $2.8 million higher in the Current Six Months compared with the Prior Six Months.  Personnel costs were $2.4 million higher primarily due to the implementation of a pilot pay scale adjustment and the addition of personnel to support increased activity in the U.S. Gulf of Mexico.  Repair and maintenance expenses were $3.8 million lower primarily as a result of vendor credits recognized in the Current Six Months, offset by additional flight hours on helicopters under power-by-hour agreements and the timing of repairs. Insurance and loss reserves were $1.0 million higher due to an increase in the overall fleet value and the recognition of a good experience credit from Aviation Services' hull and machinery underwriters in the Prior Six Months. Other operating expenses were $3.1 million higher primarily due to the Prior Six Months receipt of $1.8 million in insurance proceeds related to hurricane damages sustained in 2005.

Administrative and General.  Administrative and general expenses were $3.6 million higher in the Current Six Months primarily due to the recognition of previously deferred legal and professional expenses associated with a contemplated public offering and an increase in administrative support.

Depreciation and Amortization.  Depreciation and amortization expenses were $4.2 million lower primarily due to the change in estimate of the useful life and salvage value of helicopters noted above, which reduced depreciation expense in the Current Six Months by $8.4 million, partially offset by the addition of new and higher cost equipment.

Gains on Asset Dispositions and Impairments, Net.  During the Current Six Months, Aviation Services sold six helicopters and other equipment for proceeds of $4.8 million and gains of $2.4 million. In addition, Aviation Services recognized previously deferred gains of $0.4 million.  During the Prior Six Months, Aviation Services sold four helicopters and other equipment for proceeds of $9.7 million and gains of $8.1 million. In addition, Aviation Services recognized previously deferred gains of $0.3 million.

Operating Income. Excluding the change in depreciation policy noted above, operating income as a percentage of operating revenues was 2% compared with 16% in the Prior Six Months. The decrease was primarily due to the deferral of certain operating revenues noted above and higher gains on asset dispositions in the Prior Six Months.

Equity in losses of 50% or less owned companies. During the Current Six Months, Aviation Services recognized an impairment charge of $5.9 million, net of tax, on its investment in its Brazilian joint venture.

Fleet Count

The composition of Aviation Services’ fleet as of June 30 was as follows:

	Owned(1)	Joint Ventured	Leased-in(2)	Managed	Total
2012
Light helicopters – single engine	52	7	—	—	59
Light helicopters – twin engine	28	—	6	10	44
Medium helicopters	63	1	1	3	68
Heavy helicopters	9	—	—	—	9
	152	8	7	13	180
2011
Light helicopters – single engine	52	6	3	—	61
Light helicopters – twin engine	29	—	6	9	44
Medium helicopters	60	—	2	3	65
Heavy helicopters	7	—	—	—	7
	148	6	11	12	177

(1)	Excludes one EC120 helicopter removed from service and sold in July 2011.

(2)	Excludes three EC120 helicopters removed from service and sold in July 2011.

Inland River Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	53,002	99	41,442	100	106,378	100	87,911	100
Foreign	300	1	—	—	414	—	—	—
	53,302	100	41,442	100	106,792	100	87,911	100
Costs and Expenses:
Operating
Barge logistics	23,540	44	19,824	48	43,277	41	37,578	43
Personnel	5,557	10	3,291	8	10,935	10	6,681	8
Repairs and maintenance	472	1	1,108	2	2,664	2	2,136	2
Insurance and loss reserves	854	2	487	1	1,559	1	1,145	1
Fuel, lubes and supplies	2,079	4	742	2	3,222	3	1,650	2
Leased-in equipment	2,790	5	1,725	4	6,152	6	4,513	5
Other	2,171	4	1,540	4	4,837	5	2,898	3
	37,463	70	28,717	69	72,646	68	56,601	64
Administrative and general	3,773	7	3,166	8	7,755	7	5,863	7
Depreciation and amortization	7,244	14	5,791	14	14,251	14	11,413	13
	48,480	91	37,674	91	94,652	89	73,877	84
Gains (Losses) on Asset Dispositions	858	2	(22)	—	2,785	3	675	1
Operating Income	5,680	11	3,746	9	14,925	14	14,709	17
Other Income (Expense):
Foreign currency losses, net	(71)	—	—	—	(93)	—	—	—
Other, net	—	—	3	—	—	—	4	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	439	—	666	2	689	1	410	—
Segment Profit	6,048	11	4,415	11	15,521	15	15,123	17

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues earned by service line.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Dry cargo barge pool participation	24,708	46	23,373	56	49,316	46	51,338	58
Liquid unit tow operations	7,119	13	6,321	15	13,975	13	12,998	15
Charter-out of dry cargo barges	1,897	4	2,249	6	4,099	4	4,282	5
10,000 barrel liquid tank barge operations	5,226	10	3,692	9	10,341	10	7,364	8
Inland river towboat operations and other activities	14,352	27	5,807	14	29,061	27	11,929	14
	53,302	100	41,442	100	106,792	100	87,911	100

Dry Cargo Barge Pool Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Tons	%	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	805	56	880	71	1,769	63	1,843	69
Non-Grain	644	44	365	29	1,030	37	827	31
	1,449	100	1,245	100	2,799	100	2,670	100

	Days		Days		Days		Days
Available barge days	51,643		49,686		102,294		97,040

Operating Revenues. Operating revenues were $11.9 million higher in the Current Year Quarter compared with the Prior Year Quarter and $18.9 million higher in the Current Six Months compared with the Prior Six Months. In the Current Six Months, dry cargo markets suffered from weak demand for freight and a portion of the dry cargo barge fleet was idled. In the Prior Six Months, markets were disrupted by difficult weather-related operating conditions with periodic river closures and restricted tow sizes. Operating revenues from the liquid unit tow and 10,000 barrel liquid tank barge operations were higher in both comparable periods due to increased demand. Operating revenues from inland river towboat operations and other activities were $8.5 million higher in the Current Year Quarter compared with the Prior Year Quarter and $17.1 million higher in the Current Six Months compared with the Prior Six Months primarily due to activity in SCF's Lewis and Clark Fleeting and Terminal operations acquired in December 2011 (“Lewis & Clark").

Operating Expenses. Operating expenses were $9.7 million higher in the Current Year Quarter compared with the Prior Year Quarter and $16.6 million higher in the Current Six Months compared with the Prior Six Months primarily due to Lewis & Clark. Barge logistics expenses were higher in both comparable periods primarily due to higher towing, fleeting and switching expenses and higher fuel costs.

Administrative and General. Administrative and general expenses were $0.6 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to Lewis & Clark and were $1.9 million higher in the Current Six Months compared with the Prior Six Months primarily due to Lewis & Clark, the acquisition of a 70% interest in Naviera Central S.A. in December 2011 and higher wage and benefit costs.

Depreciation and Amortization. Depreciation and amortization expenses were $1.5 million higher in the Current Year Quarter compared with the Prior Year Quarter and $2.8 million higher in the Current Six Months compared with the Prior Six Months primarily due to Lewis & Clark and the consolidation of Soylutions LLC beginning in July 2011.

Gains on Asset Dispositions. During the Current Year Quarter, the Company sold other equipment for net proceeds of $0.2 million and recognized gains of $0.2 million. In addition, the Company recognized previously deferred gains of $0.7 million. During the Current Six Months, the Company sold one towboat and other equipment for net proceeds of $5.2 million and gains of $1.4 million. In addition, the Company recognized previously deferred gains of $1.4 million.

During the Prior Year Quarter and Prior Six Months, the Company sold one towboat for proceeds of $0.7 million and recognized a loss of $0.7 million. In addition, the Company recognized previously deferred gains of $0.7 million and $1.4 million in the Prior Year Quarter and Prior Six Months, respectively.

Operating Income. Excluding the impact of gains on asset dispositions, operating income as a percentage of operating revenues was 9% in the Current Year Quarter and the Prior Year Quarter and 11% in the Current Six Months compared with 16% in the Prior Six Months. The reduction in the Current Six Months compared with the Prior Six Months was primarily due to lower revenues for the dry cargo barge pools and higher barge logistics expenses discussed above.

Fleet Count

The composition of Inland River Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2012
Inland river dry cargo barges	692	172	2	587	1,453
Inland river liquid tank barges	71	—	—	7	78
Inland river deck barges	20	—	—	—	20
Inland river towboats:
4,000 hp - 6,250 hp	3	6	—	—	9
3,300 hp - 3,900 hp	1	7	—	—	8
Less than 3,200 hp	12	2	—	—	14
Dry cargo vessel(1)	—	1	—	—	1
	799	188	2	594	1,583
2011
Inland river dry cargo barges	689	172	2	629	1,492
Inland river liquid tank barges	70	—	—	10	80
Inland river deck barges	26	—	—	—	26
Inland river towboats:
4,000 hp - 6,250 hp	3	6	—	—	9
3,300 hp - 3,900 hp	1	7	—	—	8
Less than 3,200 hp	12	2	—	—	14
Dry cargo vessel(1)	—	1	—	—	1
	801	188	2	639	1,630

(1)	Argentine-flag.

Marine Transportation Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	17,481	68	17,465	72	35,309	68	34,777	84
Foreign	8,311	32	6,871	28	16,766	32	6,871	16
	25,792	100	24,336	100	52,075	100	41,648	100
Costs and Expenses:
Operating
Personnel	4,145	16	4,175	17	8,395	16	8,056	19
Repairs and maintenance	2,566	10	1,078	4	3,848	7	1,621	4
Drydocking	—	—	59	—	300	1	459	1
Insurance and loss reserves	151	1	66	—	755	1	556	1
Fuel, lubes and supplies	2,358	9	2,114	9	4,606	9	2,503	6
Leased-in equipment	3,230	12	3,766	16	6,347	12	6,666	16
Other	4,272	17	2,326	10	8,229	16	2,702	6
	16,722	65	13,584	56	32,480	62	22,563	53
Administrative and general	2,934	11	2,146	9	5,409	10	3,563	9
Depreciation and amortization	5,666	22	5,728	23	11,317	22	10,706	26
	25,322	98	21,458	88	49,206	94	36,832	88
Operating Income	470	2	2,878	12	2,869	6	4,816	12
Other Income (Expense):
Foreign currency gains (losses), net	(3)	—	6	—	6	—	22	—
Other, net	49	—	56	—	79	—	56	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(774)	(3)	—	—	(991)	(2)	—	—
Segment Profit (Loss)	(258)	(1)	2,940	12	1,963	4	4,894	12
Operating Revenues by Charter Arrangement. The table below sets forth, for the periods indicated, the amount of operating revenues earned from charter arrangements.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Time charter	8,547	33	8,641	35	17,625	34	17,176	41
Bareboat charter	8,736	34	8,736	36	17,472	33	17,376	42
Technical management services	195	1	138	1	378	1	275	1
G&G Shipping	8,314	32	6,821	28	16,600	32	6,821	16
	25,792	100	24,336	100	52,075	100	41,648	100

G&G Shipping Acquisition. In April 2011, Marine Transportation Services acquired real property, eight foreign flag Roll-on/Roll-off (“RORO”) vessels and a 70% interest in an operating company engaged in the shipping trade between the United States, the Bahamas and the Caribbean (the "G&G Shipping Acquisition"). The operating company leases-in the real property and the RORO vessels from the Company. In the Current Year Quarter and Current Six Months, this operation contributed operating losses of $1.3 million and $2.1 million, respectively. In the Prior Year Quarter and Prior Six Months, it contributed an operating loss of $0.4 million.

Operating Revenues. Operating Revenues were $1.5 million higher in the Current Year Quarter compared with the Prior Year Quarter, and $10.4 million higher in the Current Six Months compared wit the Prior Six Months. Time charter revenues for the Company's U.S.-flag product tankers were flat in both comparable periods. In both cases, higher charter rates for three vessels were offset by 21 days of out-of-service time for one vessel undergoing topside repairs. Operating revenues for the foreign flag RORO vessels were $1.5 million higher in the Current Year Quarter compared with the Prior Year Quarter and $9.8 million higher in the Current Six Months compared with the Prior Six Months reflecting the G&G Shipping Acquisition discussed above.

Operating Expenses. Operating expenses were $3.1 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to higher repair and maintenance costs and a complete quarter of activity for the RORO vessels. Operating expenses were $9.9 million higher in the Current Six Months compared with the Prior Six Months primarily due to the G&G Acquisition discussed above and higher repair and maintenance costs.

Administrative and General. Administrative and general expenses were $0.8 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to higher salary costs, higher legal fees and higher facility maintenance expenses. Administrative and general expenses were $1.8 million higher in the Current Six Months compared with the Prior Six Months primarily due to the G&G Shipping Acquisition discussed above, and higher legal fees.

Operating Income. Operating income as a percentage of operating revenues was 2% in the Current Year Quarter compared with 12% in the Prior Year Quarter and 6% in the Current Six Months compared with 12% in the Prior Six Months primarily due to out-of-service time and higher repair and maintenance costs for one vessels undergoing topside repairs.

Equity in earnings of 50% or Less Owned Companies. Equity in earnings in the Current Year Quarter and the Current Six Months reflect losses incurred by the Company's Trailer Bridge joint venture, an operator of U.S.-flag deck and RORO barges, partially offset by earnings from the Company's joint venture that began operating its U.S.-flag articulated tug-barge on the Great Lakes in April 2012.

Fleet Count

The composition of Marine Transportation Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Total
2012
U.S.-flag product tankers(1)	5	—	2	7
Foreign flag RORO vessels	8	—	—	8
U.S.-flag deck barges	—	5	—	5
U.S.-flag RORO barges	—	2	—	2
U.S.-flag articulated tug-barge	—	1	—	1
	13	8	2	23
2011
U.S.-flag product tankers	5	—	2	7
Foreign flag RORO vessels	8	—	—	8
U.S.-flag deck barges	—	—	—	—
U.S.-flag RORO barges	—	—	—	—
U.S.-flag articulated tug-barge	—	—	—	—
	13	—	2	15
(1) As of June 30, 2012, four were operating under long-term bareboat charters and three were operating under time charters.

Emergency and Crisis Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	6,986	83	19,367	91	15,882	85	46,949	94
Foreign	1,453	17	1,908	9	2,772	15	3,159	6
	8,439	100	21,275	100	18,654	100	50,108	100
Costs and Expenses:
Operating
Subcontractors	2,157	26	6,664	31	6,679	36	19,670	39
Personnel	3,651	43	5,664	27	6,002	32	7,433	15
Other	—	—	—	—	—	—	1	—
	5,808	69	12,328	58	12,681	68	27,104	54
Administrative and general	4,211	50	3,555	17	7,465	40	6,366	13
Depreciation and amortization	491	6	498	2	975	5	1,000	2
	10,510	125	16,381	77	21,121	113	34,470	69
Gains on Asset Dispositions	—	—	—	—	5	—		—
Operating Income (Loss)	(2,071)	(25)	4,894	23	(2,462)	(13)	15,638	31
Other Income (Expense):
Foreign currency losses, net	(20)	—	(7)	—	(6)	—	(58)	—
Other, net	—	—	2	—	—	—	2	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	147	2	—	—	214	1		—
Segment Profit (Loss)	(1,944)	(23)	4,889	23	(2,254)	(12)	15,582	31

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues earned by service line.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Response Services	1,863	22	14,289	67	5,678	30	36,427	73
Retainer Services	2,996	35	2,640	12	5,781	31	5,202	10
Professional Services	3,451	41	4,194	20	6,907	37	7,604	15
Software Services	129	2	152	1	284	2	374	1
Equipment Sales and Leasing	—	—	—	—	4	—	501	1
	8,439	100	21,275	100	18,654	100	50,108	100

Operating Results. Operating revenues and operating margins for Emergency and Crisis Services can vary materially between comparable periods depending upon the number and magnitude of emergency responses. Emergency and Crisis Services' operating results in the Prior Year Quarter and Prior Six Months were impacted by oil spill response activities relating to the BP Macondo well incident in the U.S. Gulf of Mexico following the sinking of the semi-submersible drilling rig Deepwater Horizon in April 2010. Emergency and Crisis Services provided professional assistance, consulting services and software systems in support of incident management activities.

Commodity Trading and Logistics

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	184,447	89	166,548	68	366,707	88	337,863	77
Foreign	22,298	11	78,773	32	49,734	12	101,470	23
	206,745	100	245,321	100	416,441	100	439,333	100
Costs and Expenses:
Operating	202,126	97	237,644	97	405,359	97	424,662	97
Administrative and general	3,411	2	2,202	1	6,552	1	4,862	1
Depreciation	1,591	1	12	—	2,651	1	25	—
	207,128	100	239,858	98	414,562	99	429,549	98
Gains on asset dispositions, net	—	—	—	—	—	—	—	—
Operating Income	(383)	—	5,463	2	1,879	1	9,784	2
Other Income (Expense):
Derivative gains (losses), net(1)	3,393	2	828	—	454	—	(3,922)	(1)
Foreign currency gains (losses), net	(14)	—	(16)	—	65	—	(21)	—
Other, net	—	—	—	—	—	—	—	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	—	—	(1,051)	—	6,154	1	(1,000)	—
Segment Profit	2,996	2	5,224	2	8,552	2	4,841	1

(1)
In the Company’s energy and sugar trading businesses, fixed price future purchase and sale contracts for ethanol and sugar are included in derivative positions at fair value. The Company routinely enters into exchange traded derivative positions to offset its net commodity market exposure on these purchase and sale contracts as well as its inventory balances. As a result, derivative gains (losses), net recognized during any period are predominately offset by fair value adjustments included in operating revenues and expenses on completed transactions, subject to certain timing differences on the delivery of physical inventories. As of June 30, 2012 and 2011, the net market exposure to ethanol and sugar under its contracts and inventory balances was not material.

Operating Revenues and Segment Profit (Loss) by Commodity Group. The table below sets forth, for the periods indicated, the amount of operating revenues earned and segment profit (loss) by commodity group.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Energy Trading	184,704	89	196,055	80	366,914	88	364,816	83
Agricultural Trading	22,041	11	49,266	20	49,527	12	74,517	17
	206,745	100	245,321	100	416,441	100	439,333	100
Segment Profit (Loss):
Energy Trading	1,569	52	4,589	88	8,375	98	4,547	94
Agricultural Trading	1,427	48	635	12	177	2	294	6
	2,996	100	5,224	100	8,552	100	4,841	100

Energy Trading. Segment Profit was $3.0 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower backhaul revenues, a change in the ethanol product sales mix which reduced margins and higher losses as a result of consolidating of the Company's alcohol manufacturing joint venture, Illinois Corn Processing LLC (“ICP”) effective February 1, 2012.

Segment profit was $3.8 million higher in the Current Six Months compared with the Prior Six Months primarily due to the recognition of a gain of $6.0 million, net of tax, which is included in equity in earnings in 50% or less owned subsidiaries, following the Company obtaining a controlling interest in ICP and the consequent adjustment of its investment therein to fair value. This gain was partially offset by reductions in segment profit due to reasons noted above.

Other Segment Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	$’000	$’000	$’000	$’000
Harbor and Offshore Towing Services	3,340	4,496	6,622	7,984
Other Activities	(186)	(660)	(329)	(663)
Equity in Losses of 50% or Less Owned Companies	(518)	3	(940)	(386)
Segment Profit	2,636	3,839	5,353	6,935

Harbor and Offshore Towing Services. Segment profit was $1.2 million lower for the Current Year Quarter compared with the Prior Year Quarter and $1.4 million lower for the Current Six Months compared with the Prior Six Months primarily due to decreased harbor traffic, higher drydocking and repair and maintenance costs and higher leased-in expenses to cover for vessels undergoing drydockings. These reductions in segment profit were partially offset by higher gains on asset sales.

Corporate and Eliminations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	$’000	$’000	$’000	$’000
Corporate Expenses	(8,035)	(8,179)	(17,582)	(19,421)
Eliminations	—	—	—	—
Operating Loss	(8,035)	(8,179)	(17,582)	(19,421)
Other Income (Expense):
Derivative gains (losses), net	274	(6,618)	(782)	(5,496)
Foreign currency gains (losses), net	(511)	1,527	(63)	5,547
Other, net	175	(117)	61	(295)

Corporate Expenses. Corporate expenses decreased by $1.8 million in the Current Six Months compared with the Prior Six Months primarily due to lower audit and tax fees and management bonus accruals, partially offset by the receipt in the Prior Six Months of insurance proceeds related to hurricanes Katrina and Rita in 2005.

Derivative gains (losses), net. Derivative losses, net in the Prior Year Quarter and the Prior Six Months were primarily due to losses on U.S. treasury notes, rate-locks and bond future and option contracts resulting from declines in market interest rates, partially offset by gains on forward currency exchange, option and future contracts due to movements in underlying currencies.

Foreign currency gains, net. Foreign currency gains, net in the Prior Year Quarter and the Prior Six Months were primarily due to the strengthening of the euro against the U.S. dollar.

Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	$’000	$’000	$’000	$’000
Interest income	7,641	3,297	10,617	7,029
Interest expense	(12,413)	(10,465)	(24,437)	(20,505)
Debt extinguishment losses, net	—	—	(160)	(48)
Marketable security gains (losses), net	11,596	(4,754)	14,954	(3,220)
	6,824	(11,922)	974	(16,744)

Interest Income. Interest income was higher in the Current Year Quarter and Current Six Months primarily due to a prepayment penalty received following the early redemption of a note receivable in the Company's lending and leasing portfolio and interest earned on additional notes to certain of the Company's 50% or less owned companies.

Interest Expense. Interest expense was higher in the Current Year Quarter and Current Six Months primarily due to interest expense on borrowings from Era's senior secured revolving credit facility entered into on December 22, 2011.

Marketable Security Gains (Losses), net. Marketable security gains, net in the Current Year Quarter and Prior Year Quarter were primarily attributable to gains on the Company's long and short marketable security positions.

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

As of June 30, 2012, the Company’s unfunded capital commitments totaled $377.6 million and consisted of: eleven offshore support vessels for $148.7 million; an interest in a jack-up drilling rig for $31.2 million; twelve helicopters for $139.3 million; seven inland river liquid tank barges for $16.2 million; an interest in a river grain terminal for $1.3 million; four harbor tugs for $28.5 million and other equipment and improvements for $12.4 million. Of these commitments $110.2 million is payable during the remainder of 2012 with the balance payable through 2016 and $154.2 million may be terminated without further liability other than the payment of liquidated damages of $3.3 million. Subsequent to June 30, 2012, the Company committed to purchase three inland river towboats for $11.4 million and notified the Company's lessors of its intent to purchase three harbor tugs for $3.9 million.

As of June 30, 2012, construction reserve funds of $182.8 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of June 30, 2012, the remaining authority under the repurchase plan was $132.6 million.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes due 2012 and its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

As of June 30, 2012, the Company had $125.0 million of outstanding borrowings under the SEACOR revolving credit facility. The remaining availability under this facility as of June 30, 2012 was $279.0 million, net of issued letters of credit of $1.0 million. On November 3, 2012, the maximum committed amount under the revolving credit facility will be reduced by $40.5 million. As of June 30, 2012, Era had $260.0 million of outstanding borrowings under its senior secured revolving credit facility. The remaining availability under this facility as of June 30, 2012 was $89.7 million, net of issued letters of credit of $0.3 million. In addition, the Company had other outstanding letters of credit totaling $47.6 million with various expiration dates through 2016.

Summary of Cash Flows

	Six Months Ended June 30,
	2012	2011
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities - Continuing Operations	84,135	130,791
Operating Activities - Discontinued Operations	(11,749)	31,399
Investing Activities - Continuing Operations	(237,700)	(169,351)
Investing Activities - Discontinued Operations	87,904	(3,982)
Financing Activities - Continuing Operations	(85,257)	2,983
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,505	5,656
Net Decrease in Cash and Cash Equivalents	(161,162)	(2,504)

Operating Activities

Cash flows provided by operating activities decreased by $89.8 million in the Current Six Months compared with the Prior Six Months. The components of cash flows provided by (used in) operating activities during the Current Six Months and Prior Six Months were as follows:

	Six Months Ended June 30,
	2012	2011
	$’000	$’000
Operating income from continuing operations before depreciation and gains on asset dispositions and impairments, net	113,687	115,362
Operating income (loss) from discontinued operations before depreciation and gains on asset dispositions and impairments, net	(434)	1,335
Changes in operating assets and liabilities before interest and income taxes	(2,428)	(8,880)
Purchases of marketable securities	(25,077)	(54,643)
Proceeds from sale of marketable securities	17,032	134,127
Cash settlements on derivative transactions, net	(2,770)	(9,521)
Dividends received from 50% or less owned companies	2,050	3,058
Interest paid, excluding capitalized interest	(23,530)	(19,833)
Income taxes paid, net	(18,565)	(4,776)
Other	12,421	5,961
Total cash flows provided by operating activities	72,386	162,190

Operating income from continuing operations before depreciation and gains on asset dispositions and impairments, net was $1.7 million lower in the Current Six Months compared with the Prior Six Months primarily due to reduced oil spill response activities in Emergency and Crisis Services and lower results in Commodity Trading and Logistics and Aviation Services partially offset by improvements in Offshore Marine Services. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company's business segments.

During the Current Six Months, cash used in operating activities included $14.3 million to purchase marketable security long positions and $10.8 million to cover marketable security short positions. During the Current Six Months, cash provided by operating activities included $14.5 million received from the sale of marketable security long positions and $2.5 million received upon entering into marketable security short positions.

During the Prior Six Months, cash used in operating activities included $21.1 million to purchase marketable security long positions and $33.4 million to cover marketable security short positions. During the Prior Six Months, cash provided by operating activities included $65.5 million received from the sale of marketable security long positions and $68.6 million received upon entering into marketable security short positions.

Investing Activities

During the Current Six Months, net cash used in investing activities of continuing operations was $237.7 million primarily as follows:

•
Capital expenditures were $186.5 million. Equipment deliveries included one offshore support vessel, one wind farm utility vessel, three inland river dry cargo barges, two liquid tank barges, one inland river towboat and 13 helicopters.

•
The Company sold four offshore support vessels, six helicopters, one inland river towboat, two harbor tugs and other equipment for net cash proceeds of $11.7 million and received $0.2 million in deposits related to future expected sales. Total net proceeds of $65.6 million on equipment sold included $5.0 million in cash deposits previously received and $48.9 million in seller financing.

•	The Company made net investments in and advances to its 50% or less owned companies of $32.7 million.

•	Construction reserve fund account transactions included withdrawals of $74.1 million and deposits of $6.5 million.

•	The Company received net repayments of investments in its 50% or less owned companies of $26.1 million.

•	The Company received principal payments, net on third party notes receivable of $19.5 million.

•	The Company acquired 18 lift boats, real property and working capital from Superior for $142.5 million.

•	The Company obtained a 70% controlling interest in ICP through its acquisition of a portion of its partner's interest for $9.1 million in cash.

During the Current Six Months, net cash provided by investing activities of discontinued operations was $87.9 million primarily as follows:

•	The Company sold certain companies and assets that were part of its Environmental Services business segment for a net sales price of $99.9 million. Net cash proceeds received were $88.8 million.

During the Prior Six Months, net cash used in investing activities of continuing operations was $169.4 million primarily as follows:

•
Capital expenditures were $127.4 million. Equipment deliveries included one offshore support vessel, five helicopters, 55 inland river dry cargo barges and two liquid tank barges. In addition, the Company acquired the remaining interest in an offshore support vessel previously joint ventured.

•
Proceeds from the disposition of property and equipment were $25.1 million. The Company sold five offshore support vessels, four helicopters, one inland river towboat, one harbor tug and other equipment.

•	The Company made net investments in its 50% or less owned companies of $26.5 million.

•	The Company made net advances on third party notes receivable of $20.3 million.

•	Construction reserve fund account transactions included withdrawals of $17.2 million and deposits of $8.0 million.

•
The Company acquired certain real property, eight foreign flag RORO vessels and a 70% interest in an operating company engaged in the shipping trade between the United States, the Bahamas and the Caribbean for $33.5 million, which included cash consideration of $30.3 million and the contribution of a $3.2 million note receivable. The acquired company had $1.6 million in cash at the time of the acquisition.

Financing Activities

During the Current Six Months, net cash used in financing activities of continuing operations was $85.3 million. The Company:

•	had net borrowings of $8.0 million under the Era senior secured revolving credit facility;

•	repaid $50.0 million under the SEACOR revolving credit facility;

•	purchased $5.5 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $5.7 million;

•	made scheduled payments on long-term debt and capital lease obligations of $7.2 million;

•	repaid $3.2 million of acquired debt;

•	received proceeds from other debt of $0.1 million;

•	had net borrowings on inventory financing arrangements of $14.8 million;

•	received $6.7 million for share award plans; and

•	acquired for Treasury 199,766 shares of Common Stock for an aggregate purchase price of $17.4 million.

During the Prior Six Months, net cash provided by financing activities of continuing operations was $3.0 million. The Company:

•	purchased $1.0 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $1.0 million;

•	made scheduled payments on long-term debt and capital lease obligations of $6.5 million;

•	had net borrowings on inventory financing arrangements of $5.8 million; and

•	received $6.3 million from share award plans.

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

Off-Balance Sheet Arrangements

For a discussion of the Company's off-balance sheet arrangements, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change in the Company's off-balance sheet arrangements during the Current Year Quarter except for the indemnifications of the SES Business as discussed below in Contingencies.

Contractual Obligations and Commercial Commitments

For a discussion of the Company's contractual obligations and commercial commitments, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change in the Company's contractual obligations and commercial commitments during the Current Six Months.

Contingencies

Prior to the sale of the SES Business, the Company had issued performance guarantees on behalf of the SES Business that expire in 2012 through 2014. As of June 30, 2012, the amount of outstanding SES Business performance guarantees was $0.8 million.

On August 19, 2011, the Company granted two fixed price purchase options to an unrelated third party to acquire up to 25% of the outstanding common stock of ORM, the Company's Emergency and Crisis Services business segment. The first option to acquire a 12.5% interest may be exercised beginning August 19, 2012 through August 19, 2014. If the first option is exercised, the second option to acquire an additional 12.5% may be exercised beginning August 19, 2013 through August 19, 2015.

On June 12, 2009, a purported civil class action was filed against the Company, Era Group Inc., Era Helicopters LLC and three other defendants (collectively, the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D. Del.).  The Complaint alleged that the Defendants violated federal antitrust law by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005.  The purported class of plaintiffs included all direct purchasers of such services and the relief sought included compensatory damages and treble damages.  On September 4, 2009, the Defendants filed a motion to dismiss the Complaint.  On September 14, 2010, the Court entered an order dismissing the Complaint.  On September 28, 2010, the plaintiffs filed a motion for reconsideration and amendment and a motion for re-argument (the “Motions”).  On November 30, 2010, the Court granted the Motions, amended the Court's September 14, 2010 Order to clarify that the dismissal was without prejudice, permitted the filing of an amended Complaint, and authorized limited discovery with respect to the new allegations in the amended Complaint.  Following the completion of such limited discovery, on February 11, 2011, the Defendants filed a motion for summary judgment to dismiss the amended Complaint with prejudice.  On June 23, 2011, the District Court granted summary judgment for the Defendants.  On July 22, 2011, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit.  On July 27, 2002, the Third Circuit Court of Appeals affirmed the District Court's grant of summary judgment in favor of the defendants. On August 9, 2011, Defendants moved for certain excessive costs, expenses, and attorneys' fees under 28 U.S.C. § 1927. That motion is fully briefed and a decision is pending.

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.) (the “Robin Case”), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179 (“MDL”). The complaint seeks compensatory, punitive, exemplary, and other damages.  In response to this lawsuit, the Company filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire.  Pursuant to the Limitation of Liability Act, those petitions imposed an automatic stay on the Robin Case, and the court set a deadline of April 20, 2011 for individual claimants to assert claims in the limitation cases.  Approximately 66 claims were submitted by the deadline in all of the limitation actions.  On June 8, 2011, the Company moved to dismiss these claims (with the exception of one claim filed by a Company employee) on various legal grounds.  On October 12, 2011, the Court granted the Company's motion to dismiss in its entirety, dismissing with prejudice all claims that had been filed against the Company in the limitation actions (with the exception of one claim filed by a Company employee that was not subject to the motion to dismiss).  The Court entered final judgments in favor of the Company in the Robin Case and each of the limitation actions on November 21, 2011.  On December 12, 2011, the claimants appealed each of those judgments to the Unites States Court of Appeals for the Fifth Circuit.  The claimants' opening brief was submitted on May 7, 2012, and the claimants filed a reply brief on June 1, 2012.  The appeal is now fully submitted but no date has been set for oral argument, if any. The

Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and will continue to vigorously defend the action.

On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by ORM. The action now is part of the overall MDL. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action.  Pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL.

On December 15, 2010, ORM and then-SEACOR subsidiary National Response Corporation (“NRC”) were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL.  The master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically.  By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint.  The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds.  On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order).  Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and has directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments.  The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury.  A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012.  Those motions were argued on July 13, 2012 and the Court has taken them under advisement.  In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL.

Subsequent to the filing of the referenced master complaint, four additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants and are part of the overall MDL. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). By court order, all four of these additional individual cases have been stayed as a result of the filing of the referenced master complaint.  The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and does not expect this matter will have a material effect on the Company's consolidated financial position or its results of operations.

On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P., and Weatherford International, Inc. have also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC have asserted counterclaims against those same parties for identical relief.  As provided above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect this matter will have a material effect on the

Company's consolidated financial position or its results of operations.

Separately, on March 2, 2012, the Court announced that BP Exploration & Production Inc. and BP America Production Company (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP.  The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012.  Although neither the Company, ORM or NRC are parties to the settlement agreements, the Company, ORM and NRC are listed on the releases accompanying both settlement agreements, such that if the settlement agreements are finally approved by the Court as currently drafted, any plaintiffs that settle will be required to release their claims against the Company, ORM and NRC.  The opt-out period for the proposed settlement closes on October 1, 2012 and a final fairness hearing to consider whether the settlements should be finally approved is scheduled for November 8, 2012.

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

In connection with the disposition of the SES Business on March 16, 2012, the Company remains contingently liable for certain obligations of the SES Business, including potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response.  These potential liabilities may not exceed the purchase consideration received by the Company for the SES Business and the Company currently is indemnified under contractual agreements with BP.

ORM, a subsidiary of the Company, is defending against five collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”).  Four of the cases - Dennis Prejean v. O'Brien's Response Management, Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”); Baylor Singleton et. al. v. O'Brien's Response Management Inc., et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”); Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”); and Chann Chavis v. O'Brien's Response Management Inc. et al. (S.D. Tx., Case No.: 4:12-cv-02045) (the “Chavis Action”) - were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors.  The Prejean, Himmerite and Singleton Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the In re: Oil Spill Multidistrict Litigation (N.D. La., Case No. 10-md-02179) (the “Oil Spill MDL”).  The Himmerite and Singleton Actions have since been automatically stayed pending further scheduling by the Court, pursuant to the procedures in the Oil Spill MDL.  In the Prejean Action, ORM has answered the complaint, a scheduling order has been issued and Plaintiffs have, among other things, filed a Motion for Conditional Certification, which has been stayed pending further scheduling by the Court in accordance with the procedures of the Oil Spill MDL.  The Chavis Action was filed on July 7, 2012 in the United States District Court for the Southern District of Texas, and ORM has not yet responded to or answered the complaint in that matter.  The other DPH FLSA Action, Mark Blackman et. al. v. Midwest Environmental Resources, Inc., et. al. (N.D. Fla., Case No.: 3:11-cv-146) (the “Blackman Action”), was filed by five individual Plaintiffs on March 28, 2011, in the United States District Court for the Northern District of Florida, against ORM and several other Defendants.  The complaint in the Blackman Action alleges that the named Plaintiffs and class of workers they are suing on behalf of, identified in the complaint as “Safety Techs,” were not appropriately compensated for all of their work time in violation of the FLSA.  On July 8, 2011, the Court stayed all proceedings in the Blackman Action.  On May 8, 2012, the Court ruled on various motions to dismiss brought by ORM and by the other Defendants, denying them in part, granting them in part, and providing the Plaintiffs with leave to amend the complaint.  On June 6, 2012, Plaintiffs filed an amended complaint and on June 20, 2012, Defendant ORM answered the amended complaint, denying all of the Plaintiffs' claims.  On July 6, 2012, the Court issued a scheduling order setting discovery and dispositive motion deadlines.  The Company is unable to estimate the potential exposure, if any, resulting from any of the five DPH FLSA Actions, but believes they are without merit and will continue to vigorously defend against them.

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

As of June 30, 2012, the Company had capital purchase commitments of €110.8 million ($139.3 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of these non-hedged purchase commitments by $9.0 million, net of tax.

As of June 30, 2012, Era Group Inc., a subsidiary of the Company, had outstanding variable rate borrowings of $260.0 million under the terms of its senior secured revolving credit facility. The average borrowing rate as of June 30, 2012 was 3.4%. An adverse change of 10% in the underlying rate would result in additional annual interest expense of $0.1 million, net of tax.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2012. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the Current Year Quarter, the Company implemented a newer version of its financial information technology system. This implementation was subject to thorough testing and review before and after the final implementation with no significant impact on our underlying internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, see Part I, Item II, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Contingencies".

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(2)
April 1 – 30, 2012	—	$—	—	$150,000,000
May 1 – 31, 2012	199,766	$87.22	—	$132,576,597
March 1 – 31, 2012	—	$—	—	$132,576,597
 ______________________

(1)	Excludes commissions of $6,143 or $0.03 per share.

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

SEACOR Holdings Inc. (Registrant)

DATE:	July 27, 2012	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board (Principal Executive Officer)

DATE:	July 27, 2012	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.