Form 10-Q
period 2012-09-30
SEACOR HOLDINGS INC /NEW/
filed 2012-10-31
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of October 26, 2012 was 20,852,851. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

1

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$207,542	$462,188
Restricted cash	191,782	21,281
Marketable securities	22,134	66,898
Receivables:
Trade, net of allowance for doubtful accounts of $6,119 and $3,652 in 2012 and 2011, respectively	312,993	303,843
Other	69,126	51,793
Inventories	77,858	69,109
Deferred income taxes	11,123	11,123
Prepaid expenses and other	16,203	9,323
Discontinued operations	3,025	44,989
Total current assets	911,786	1,040,547
Property and Equipment	3,379,826	3,018,145
Accumulated depreciation	(976,605)	(867,914)
Net property and equipment	2,403,221	2,150,231
Investments, at Equity, and Advances to 50% or Less Owned Companies	266,589	249,753
Construction Reserve Funds & Title XI Reserve Funds	179,932	259,974
Goodwill	57,054	57,054
Intangible Assets, Net	19,931	21,528
Other Assets	78,723	102,348
Discontinued Operations	—	46,699
	$3,917,236	$3,928,134
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$196,326	$41,091
Current portion of capital lease obligations	4,442	2,368
Accounts payable and accrued expenses	152,948	185,156
Other current liabilities	143,255	150,864
Discontinued operations	(309)	22,047
Total current liabilities	496,662	401,526
Long-Term Debt	813,322	995,450
Capital Lease Obligations	87	3,068
Deferred Income Taxes	602,195	566,920
Deferred Gains and Other Liabilities	121,486	143,390
Discontinued Operations	—	9,717
Total liabilities	2,033,752	2,120,071
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 36,653,248 and 36,444,439 shares issued in 2012 and 2011, respectively	366	364
Additional paid-in capital	1,277,751	1,256,209
Retained earnings	1,576,518	1,512,679
Shares held in treasury of 15,802,497 and 15,511,323 in 2012 and 2011, respectively, at cost	(997,541)	(971,687)
Accumulated other comprehensive loss, net of tax	(3,604)	(7,958)
	1,853,490	1,789,607
Noncontrolling interests in subsidiaries	29,994	18,456
Total equity	1,883,484	1,808,063
	$3,917,236	$3,928,134

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues	$462,058	$545,089	$1,454,365	$1,492,383
Costs and Expenses:
Operating	340,947	455,442	1,128,269	1,206,550
Administrative and general	50,460	35,387	141,758	116,211
Depreciation and amortization	45,285	36,437	128,297	114,097
	436,692	527,266	1,398,324	1,436,858
Gains on Asset Dispositions and Impairments, Net	9,677	10,986	19,638	28,542
Operating Income	35,043	28,809	75,679	84,067
Other Income (Expense):
Interest income	4,144	5,462	14,761	12,491
Interest expense	(12,679)	(10,711)	(37,116)	(31,216)
Debt extinguishment losses, net	—	(51)	(160)	(99)
Marketable security gains (losses), net	(1,730)	130	13,224	(3,090)
Derivative losses, net	(4,649)	(25,954)	(5,281)	(35,873)
Foreign currency gains (losses), net	632	(3,126)	2,192	3,349
Other, net	7,098	(39)	7,487	(273)
	(7,184)	(34,289)	(4,893)	(54,711)
Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	27,859	(5,480)	70,786	29,356
Income Tax Expense (Benefit)	11,277	(669)	27,860	12,881
Income (Loss) from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	16,582	(4,811)	42,926	16,475
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(1,078)	9,655	1,215	10,569
Income from Continuing Operations	15,504	4,844	44,141	27,044
Income (Loss) from Discontinued Operations, Net of Tax	—	(782)	19,035	(2,146)
Net Income	15,504	4,062	63,176	24,898
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	(598)	247	(663)	882
Net Income attributable to SEACOR Holdings Inc.	$16,102	$3,815	$63,839	$24,016

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$16,102	$4,597	$44,804	$26,162
Discontinued operations	—	(782)	19,035	(2,146)
	$16,102	$3,815	$63,839	$24,016

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.79	$0.22	$2.18	$1.24
Discontinued operations	—	(0.04)	0.93	(0.10)
	$0.79	$0.18	$3.11	$1.14

Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.78	$0.21	$2.15	$1.22
Discontinued operations	—	(0.03)	0.91	(0.10)
	$0.78	$0.18	$3.06	$1.12

Weighted Average Common Shares Outstanding:
Basic	20,432,997	21,202,480	20,512,118	21,158,110
Diluted	20,740,456	21,565,149	20,838,468	21,508,457
The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$15,504	$4,062	$63,176	$24,898
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	2,123	(3,760)	3,908	(2,015)
Reclassification of net foreign currency translation losses to foreign currency gains (losses), net	—	—	758	—
Derivative losses on cash flow hedges	(491)	(1,154)	(1,238)	(3,448)
Reclassification of net derivative losses on cash flow hedges to interest expense or equity in earnings of 50% or less owned companies	694	605	2,285	1,456
Reclassification of net derivative losses on cash flow hedges to derivative losses, net upon dedesignation	1,330	—	1,330	—
Other	—	—	42	—
	3,656	(4,309)	7,085	(4,007)
Income tax (expense) benefit	(1,200)	1,508	(2,345)	1,402
	2,456	(2,801)	4,740	(2,605)
Comprehensive Income	17,960	1,261	67,916	22,293
Comprehensive Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	(369)	247	(277)	882
Comprehensive Income attributable to SEACOR Holdings Inc.	$18,329	$1,014	$68,193	$21,411

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2011	$364	$1,256,209	$1,512,679	$(971,687)	$(7,958)	$18,456	$1,808,063
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,963	—	—	2,963
Exercise of stock options	1	5,050	—	—	—	—	5,051
Director stock awards	—	271	—	—	—	—	271
Restricted stock and restricted stock units	1	384	—	(32)	—	—	353
Windcat Acquisition	—	585	—	—	—	—	585
Purchase of treasury shares	—	—	—	(28,726)	—	—	(28,726)
Amortization of share awards	—	15,193	—	—	—	—	15,193
Cancellation of restricted stock	—	59	—	(59)	—	—	—
Acquisition of subsidiary with noncontrolling interests	—	—	—	—	—	13,710	13,710
Issuance of noncontrolling interests	—	—	—	—	—	83	83
Dividends paid to noncontrolling interests	—	—	—	—	—	(1,978)	(1,978)
Net income (loss)	—	—	63,839	—	—	(663)	63,176
Other comprehensive income	—	—	—	—	4,354	386	4,740
Nine months ended September 30, 2012	$366	$1,277,751	$1,576,518	$(997,541)	$(3,604)	$29,994	$1,883,484

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Nine Months Ended September 30,
	2012	2011
Net Cash Provided by Operating Activities of Continuing Operations	$139,073	$166,295
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(256,973)	(206,611)
Proceeds from disposition of property and equipment	19,602	50,561
Cash settlements on derivative transactions, net	(307)	7,000
Investments in and advances to 50% or less owned companies	(46,364)	(52,309)
Return of investments and advances from 50% or less owned companies	80,706	20,184
Net advances on revolving credit line to 50% or less owned companies	(300)	(8,233)
Principal payments (advances) on third party notes receivable, net	18,583	(33,585)
Net increase in restricted cash	(170,501)	(6,823)
Net decrease in construction reserve funds and Title XI reserve funds	80,042	25,540
Net increase in escrow deposits on like-kind exchanges	—	(5,046)
Repayments on leases, net	2,586	7,888
Business acquisitions, net of cash acquired	(148,088)	(40,924)
Net cash used in investing activities of continuing operations	(421,014)	(242,358)
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt and capital lease obligations	(169,268)	(33,689)
Net borrowings (repayments) on inventory financing arrangements	(13,368)	10,196
Proceeds from issuance of long-term debt	153,134	375
Common stock acquired for treasury	(28,726)	—
Proceeds and tax benefits from share award plans	8,400	8,684
Purchase of subsidiary shares from noncontrolling interests	—	(1,149)
Dividends paid to noncontrolling interests, net of cash received	(1,895)	(252)
Net cash used in financing activities of continuing operations	(51,723)	(15,835)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	2,604	4,196
Net Decrease in Cash and Cash Equivalents from Continuing Operations	(331,060)	(87,702)
Cash Flows from Discontinued Operations:
Operating Activities	(12,043)	29,784
Investing Activities	88,430	(5,805)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	27	(3)
Net Increase in Cash and Cash Equivalents from Discontinued Operations	76,414	23,976
Net Decrease in Cash and Cash Equivalents	(254,646)	(63,726)
Cash and Cash Equivalents, Beginning of Period	462,188	365,329
Cash and Cash Equivalents, End of Period	$207,542	$301,603

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY

The condensed consolidated financial information for the three and nine months ended September 30, 2012 and 2011 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of September 30, 2012, its results of operations for the three and nine months ended September 30, 2012 and 2011, its comprehensive income for the three and nine months ended September 30, 2012 and 2011, its changes in equity for the nine months ended September 30, 2012, and its cash flows for the nine months ended September 30, 2012 and 2011. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Discontinued Operations. The Company's Environmental Services business segment was conducted through SEACOR Environmental Services Inc. ("SES") and O'Brien's Response Management Inc. ("ORM"). SES included National Response Corporation, one of the largest providers of oil spill response services in the United States; NRC Environmental Services Inc., a leading provider of environmental and industrial services on the West Coast of the United States; SEACOR Response Ltd., which provides oil spill response and emergency response services to customers in international markets; and certain other subsidiaries (collectively the "SES Business"). On March 16, 2012, the Company sold the SES Business for a net sales price of $99.9 million and recognized a gain of $20.8 million, net of tax, or $1.00 per diluted share. The transaction did not include ORM, a leading provider of crisis and emergency preparedness and response services. The Company has no continuing involvement in the SES Business, although the sales agreement provides that the Company may receive contingent consideration equal to a portion of the revenue generated by any extraordinary oil spill response that occurs within three years following the date of sale. For all periods presented, the Company has reported the financial position, results of operations and cash flows for the SES Business as discontinued operations in the accompanying condensed consolidated financial statements. Operating revenues from the SES Business were $22.4 million and $87.8 million for the nine months ended September 30, 2012 and 2011, respectively. The remaining ORM business in the segment was renamed Emergency and Crisis Services.
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

	2012	2011
Balance at beginning of period	$9,968	$21,045
Revenues deferred during the period	21,794	6,518
Revenues recognized during the period	(14,975)	(13,313)
Write-off of previously deferred revenues	—	(16)
Balance at end of period	$16,787	$14,234
As of September 30, 2012, deferred revenues included $5.6 million relating to the time charter of several offshore support vessels operating in the U.S. Gulf of Mexico that are scheduled to be paid through the conveyance of an overriding royalty interest (the "Conveyance") in developmental oil and gas producing properties operated by a customer. Payments under the Conveyance, and the timing of such payments, are contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing, however the resumption of payments due under the Conveyance are uncertain and dependent upon bankruptcy court approval. The Company will continue to recognize revenues as cash is received or earlier should future payments become determinable. All costs and expenses related to these charters were recognized as incurred.

As of September 30, 2012, deferred revenues included $7.7 million related to contract-lease revenues for certain helicopters leased by Aviation Services to Aeroleo Taxi Aero S/A ("Aeroleo"), its Brazilian joint venture (see Note 6). The deferral resulted from difficulties experienced by Aeroleo following one of its customer's cancellation of certain contracts for a number of AW139 helicopters under contract-lease from Aviation Services. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these contract-leases were recognized as incurred.
As of September 30, 2012, deferred revenues also included $3.4 million related to contract-lease revenues for certain helicopters leased by Aviation Services to one of its customers. The deferral resulted from the customer having its operating certificate revoked for a period of time and therefore being unable to operate. The certificate has since been reinstated but uncertainty still remains regarding the collectability of the contract-lease revenues. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these contract-leases were recognized as incurred.
For the nine months ended September 30, 2012, the Company revised the presentation of certain buy and sell crude oil contracts entered into by its Commodity Trading and Logistics business segment to net operating revenues rather than gross operating revenues and operating expenses.  This change in presentation had no impact on the Company's financial position, operating income, segment profit, net income attributable to SEACOR Holdings Inc., earnings per share or cash flows for any period reported.  Operating results of the Company's Commodity Trading and Logistics business segment for the three months ended September 30, 2012 included cumulative adjustments that reduced operating revenues and operating expenses each by $27.9 million to affect the revised presentation.  The Company believes the impact of this revised presentation is not material to its overall financial statement presentation and previously reported results for the first and second quarters of 2012 have not been adjusted.
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
The Company’s financial assets and liabilities as of September 30, 2012 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$22,068	$66	$—
Derivative instruments (included in other receivables)	4,514	5,873	—
Construction reserve funds and Title XI reserve funds	179,932	—	—
LIABILITIES
Short sale of marketable securities (included in other current liabilities)	8,860	—	—
Derivative instruments (included in other current liabilities)	3,939	7,104	—
 ______________________

(1)
Marketable security gains (losses), net include unrealized losses of $2.0 million and $3.7 million for the three months ended September 30, 2012 and 2011, respectively, related to marketable security positions held by the Company as of September 30, 2012. Marketable security gains (losses), net include unrealized losses of $0.6 million and $3.2 million for the nine months ended September 30, 2012 and 2011, respectively, related to marketable security positions held by the Company as of September 30, 2012.

The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2012 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$399,324	$399,324	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	9,315	see below
Notes receivable from other business ventures (included in other receivables and other assets)	41,164	see below
LIABILITIES
Long-term debt, including current portion	1,009,648	—	1,038,680	—
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
The Company’s non-financial assets and liabilities that were measured at fair value during the nine months ended September 30, 2012 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Investment in Illinois Corn Processing LLC(1)	$—	$30,916	$—
 ______________________

(1)
During the nine months ended September 30, 2012, the Company marked its equity investment in its Illinois Corn Processing LLC ("ICP") joint venture to fair value following the acquisition of a controlling interest (see Note 6). The investment's fair value was determined based on a fair value analysis of the assets and liabilities of ICP.

3.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of September 30, 2012 were as follows (in thousands):

	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$3,788
	—	3,788
Derivatives not designated as hedging instruments:
Options on equities and equity indices	752	96
Forward currency exchange, option and future contracts	496	238
Interest rate swap agreements	—	2,755
Commodity swap, option and future contracts:
Exchange traded	4,149	3,636
Non-exchange traded	4,990	530
	10,387	7,255
	$10,387	$11,043

Fair Value Hedges. During the nine months ended September 30, 2011, the Company utilized forward currency exchange contracts designated as fair value hedges to fix a portion of its euro-denominated capital commitments in U.S. dollars to protect against currency fluctuations. As of September 30, 2012, there were no forward currency exchange contracts designated as fair value hedges.
The Company recognized gains (losses) on derivative instruments designated as fair value hedges for the nine months ended September 30 as follows (in thousands):

	Derivative losses, net
	2012	2011
Forward currency exchange contracts, effective and ineffective portions	$—	$6,517
Decrease in fair value of hedged items included in property and equipment corresponding to effective portion of derivative gains	—	(6,557)
	$—	$(40)
Cash Flow Hedges. As of September 30, 2012, the Company is a party to various interest rate swap agreements, with maturities in 2013, which have been designated as cash flow hedges. These agreements call for the Company to pay fixed interest rates ranging from 2.46% to 2.85% on aggregate notional values of $75.0 million and receive a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) on these notional values. During the nine months ended September 30, 2012, the Company dedesignated $50.0 million notional value of its interest rate swaps previously designated as cash flow hedges. Subsequent to September 30, 2012, the Company dedesignated the remaining $75.0 million notional value of its interest rate swaps previously designated as cash flow hedges. As of September 30, 2012, one of the Company’s Offshore Marine Services 50% or less owned companies had an interest rate swap agreement maturing in 2015 that has been designated as a cash flow hedge. This instrument calls for the joint venture to pay a fixed interest rate of 1.48% on the amortized notional value of $18.5 million and receive a variable interest rate based on LIBOR on the amortized notional value. As of September 30, 2012, one of the Company’s Inland River Services 50% or less owned companies had four interest rate swap agreements with maturities ranging from 2013 through 2015 that have been designated as cash flow hedges. These instruments call for the joint venture to pay fixed rates of interest ranging from 1.53% to 4.16% on the aggregate amortized notional value of $45.4 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. Additionally, as of September 30, 2012, one of the Company’s Marine Transportation Services 50% or less owned companies had an interest rate swap agreement maturing in 2017 that has been designated as a cash flow hedge. The instrument calls for the joint venture to pay a fixed interest rate of 2.79% on the amortized notional value of $40.0 million and received a variable interest rate based on LIBOR on the amortized notional value. By entering into these interest rate swap agreements, the Company and its joint ventures have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.
The Company recognized gains (losses) on derivative instruments designated as cash flow hedges for the nine months ended September 30 as follows (in thousands):

	Other comprehensive income (loss)
	2012	2011
Interest rate swap agreements, effective portion	$(1,238)	$(3,448)
Reclassification of net derivative losses to interest expense or equity in earnings of 50% or less owned companies	2,285	1,456
Reclassification of net derivative losses on cash flow hedges to derivative losses, net upon dedesignation	1,330	—
	$2,377	$(1,992)

	Derivative losses, net
	2012	2011
Interest rate swap agreements, ineffective portion	$(55)	$(108)
Reclassification of net derivative losses on cash flow hedges to derivative losses, net upon dedesignation	(1,330)	$—
	$(1,385)	$(108)

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the nine months ended September 30 as follows (in thousands):

	Derivative losses, net
	2012	2011
Options on equities and equity indices	$(735)	$2,725
Forward currency exchange, option and future contracts	884	990
Interest rate swap agreements	(803)	(2,489)
Commodity swap, option and future contracts:
Exchange traded	(4,743)	(8,818)
Non-exchange traded	1,501	1,293
U.S. Treasury notes, rate-locks and bond future and option contracts	—	(29,426)
	$(3,896)	$(35,725)
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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of September 30, 2012, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $18.2 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.
The Company has entered into various interest rate swap agreements with maturities ranging from 2012 through 2015 that call for the Company to pay fixed interest rates ranging from 1.67% to 2.59% on aggregate amortized notional values of $141.7 million and receive a variable interest rate based on LIBOR on these notional values. In addition, one of the Company’s Offshore Marine Services 50% or less owned companies has entered into an interest rate swap agreement maturing in 2014 that calls for the joint venture to pay a fixed interest rate of 3.05% on the amortized notional value of $24.4 million million and receive a variable interest rate based on LIBOR on the amortized notional value. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company or its joint venture.
The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. In the Company’s commodity trading and logistics business, fixed price future purchase and sale contracts for ethanol and sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sale contracts as well as its inventory balances from market changes. As of September 30, 2012, the net market exposure to ethanol and sugar under these contracts was not material. The Company also enters into exchange traded positions (primarily natural gas, heating oil, crude oil, gasoline, ethanol and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s Offshore Marine Services and Inland River Services businesses. As of September 30, 2012, these positions were not material.
The Company enters and settles various positions in U.S. Treasury notes and bonds through rate locks, futures or options on futures tied to U.S. Treasury notes. The general purpose of these transactions is to provide value to the Company should the price of U.S. Treasury notes and bonds decline, leading to generally higher interest rates, which might lead to higher interest costs for the Company. As of September 30, 2012, there were none of these types of positions outstanding.

4.	BUSINESS ACQUISITIONS

Pantagro Acquisition. On June 25, 2012, the Company acquired a 95% controlling interest in Pantagro-Pantanal Produtos Agropecuarious Ltda. ("Pantagro") for $0.4 million ($0.2 million in cash and $0.2 million in a note payable). Pantagro is an Argentine agricultural trading company focusing primarily on salt. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities.

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
Lewis & Clark Acquisition. On December 31, 2011, the Company acquired certain terminal and fleeting assets from Lewis & Clark Marine, Inc. and certain related affiliates (“Lewis & Clark”) for $29.6 million. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets based on their fair values resulting in $1.6 million of goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets.
Windcat Acquisition. On December 22, 2011, the Company acquired 75% of the issued and outstanding shares in Windcat Workboats Holdings Ltd. (“Windcat”) for $22.1 million (including $21.5 million in cash during 2011 and 6,374 shares of SEACOR common stock, par value $0.01 per share (“Common Stock”) valued at $0.6 million for final working capital settlement in 2012). Windcat, based in the United Kingdom and the Netherlands, is an operator of 29 wind farm utility vessels operating in the main offshore wind markets of Europe. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities.
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
Purchase Price Allocation. The following table summarizes the allocation of the purchase price for the Company’s business acquisitions during the nine months ended September 30, 2012 (in thousands):

Trade and other receivables	$18,249
Other current assets	16,282
Investments, at Equity, and Advances to 50% or Less Owned Companies	(42,358)
Property and Equipment	176,996
Intangible Assets	2,607
Other Assets	(332)
Accounts payable	(4,701)
Other current liabilities	(3,508)
Long-Term Debt	(946)
Other Liabilities	(166)
Noncontrolling interests in subsidiaries	(13,459)
Accumulated other comprehensive loss, net of tax	9
Purchase price(1)	$148,673
 ______________________

(1)	Purchase price is net of cash acquired of $3.7 million and includes issued Common Stock valued at $0.6 million.

5.	EQUIPMENT ACQUISITIONS, DISPOSITIONS AND DEPRECIATION AND IMPAIRMENT POLICIES

During the nine months ended September 30, 2012, capital expenditures were $257.0 million. Equipment deliveries during the period included two offshore support vessels, one wind farm utility vessel, three inland river dry cargo barges, four liquid tank barges, two inland river towboats and 17 helicopters.
During the nine months ended September 30, 2012, the Company sold four offshore support vessels, seven helicopters, nine inland river dry cargo barges, two inland river towboats, one RORO vessel, two harbor tugs and other equipment for net proceeds of $73.5 million ($19.6 million in cash, $5.0 million in cash deposits previously received and $48.9 million in seller financing) and gains of $18.4 million, of which $11.1 million were recognized currently and $7.3 million were deferred. In addition, the Company recognized previously deferred gains of $8.5 million. Two of the offshore support vessels sold were to the Company's Mexican joint venture for $48.5 million (see Note 6).
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

	2012	2011
Balance at beginning of period	$119,570	$131,836
Deferred gains arising from asset sales	7,280	6,588
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(13,573)	(16,773)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(8,541)	(3,408)
Balance at end of period	$104,736	$118,243
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
As of September 30, 2012, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore support vessels	20
Wind farm utility vessels	10
Helicopters(1)	15
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag tankers	25
RORO vessels	20
Harbor and offshore tugs	25
Ocean liquid tank barges	25
______________________

(1)
Effective July 1, 2011, the Company changed its estimated useful life and salvage value for helicopters from 12 to 15 years and 30% to 40%, respectively, due to improvements in new helicopter models that continue to increase their long-term value and make them viable for operation over a longer period of time. For the nine months ended September 30, 2012, the change in estimate increased operating income by $8.4 million, net income by $5.4 million, and basic and diluted earnings per share by $0.26.

The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the nine months ended September 30, 2012, the Company recognized $1.2 million of impairment charges related to long-lived assets held for use.

6.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES

MexMar. As of September 30, 2012, the Company had $2.3 million outstanding in short-term notes, inclusive of unpaid accrued interest, with Mantenimiento Express Maritimo, S.A.P.I. de C.V. ("MexMar"), an Offshore Marine Services Mexican joint venture that operates ten offshore support vessels. During the nine months ended September 30, 2012, MexMar purchased two offshore support vessels from the Company and financed a portion of the vessels' mobilization costs with the Company totaling $50.0 million ($5.0 million in cash and two short-term notes totaling $45.0 million). During the nine months ended September 30, 2012, MexMar repaid $42.7 million on these notes.
Trailer Bridge. Trailer Bridge, Inc. (“Trailer Bridge”), an operator of U.S.-flag deck and RORO barges, offers marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. Trailer Bridge filed for bankruptcy under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”) on November 16, 2011. On April 2, 2012, Trailer Bridge approved and adopted a restructuring plan, which was confirmed by the Bankruptcy Court. Immediately prior to adopting the restructuring plan, the Company had outstanding marketable security positions in 9.25% Senior Secured Notes due from Trailer Bridge (“Old Notes”) and U.S. Government Guaranteed Ship Financing Bonds due from Trailer Bridge (“MARAD Bonds”). Upon the adoption and implementation of Trailer Bridge's restructuring plan, the Company exchanged its Old Notes for a new $33.1 million Secured Note due from Trailer Bridge and new common shares in Trailer Bridge, representing a 47.3% ownership interest valued at $9.9 million. As a result of the adoption and implementation of the restructuring plan, the Company reclassified $48.1 million from marketable securities to investments, at equity, and advances to 50% or less owned companies, representing its investment in the new Trailer Bridge securities valued at $43.0 million and the MARAD Bonds valued at $5.1 million. In addition, as part of the restructuring plan, the Company provided bridge financing of $15.7 million to Trailer Bridge. During the nine months ended September 30, 2012, the Company recognized $9.8 million of marketable security gains, net related to its investments in Trailer Bridge.

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
Era do Brazil. During the nine months ended September 30, 2012, the Company loaned $10.8 million to Era do Brazil LLC ("Era do Brazil") secured by a helicopter purchased from the Company in 2011 and Era do Brazil's ownership interests.  Upon receipt of the proceeds from the loan, Era do Brazil repaid the outstanding principal amount of $1.6 million remaining on the original helicopter acquisition note due to the Company and loaned $9.2 million to Aeroleo Taxi Aereo S/A ("Aeroleo") in the form of two notes, each of an equal amount.  Era do Brazil then distributed the two notes due from Aeroleo to its members.  As a result of these transactions, Era do Brazil is a highly leveraged entity with all its outstanding debt due to the Company.  As the primary beneficiary, the Company has consolidated Era do Brazil in its financial statements effective September 30, 2012.
Aeroleo. On March 1, 2012, the Company recorded an impairment charge of $5.9 million, net of tax, on its investment in and advances to Aeroleo. The impairment charge resulted from difficulties experienced by Aeroleo following one of its customer's cancellation of certain contracts for a number of AW139 helicopters under contract-lease from Aviation Services.
Hawker Pacific. The Company's Hawker Pacific joint venture is an aviation sales and support organization and a distributor of aviation components. During the nine months ended September 30, 2012, the Company advanced $3.3 million to Hawker Pacific. The advance bears interest at 10.0% per annum and matures on December 31, 2012, or earlier if a qualified refinancing occurs. As of September 30, 2012, the Company had an outstanding loan totaling $3.3 million inclusive of accrued interest.
SeaJon. SeaJon LLC ("SeaJon") is a joint venture that that operates an articulated tug-barge in the Great Lakes trade. During the nine months ended September 30, 2012, SeaJon entered into a variable rate $40.0 million term loan, secured by the articulated tug-barge and the assignment of its current charter. The term loan requires monthly principal and interest payments and a balloon payment of $29.7 million due April 2017. In addition, SeaJon entered into an interest rate swap to fix its interest rate at 2.79% per annum in accordance with the terms of the term loan. During the nine months ended September 30, 2012, SeaJon made capital distributions to each of its members of $20.8 million.
Avion. Avion Pacific Limited (“Avion”) is a joint venture that distributes aircraft and aircraft-related parts in Asia. During the nine months ended September 30, 2012, the Company made advances of $9.0 million to Avion and received repayments of $15.7 million. As of September 30, 2012, the Company had outstanding loans to Avion totaling $3.0 million inclusive of accrued interest.
SCFCo Holdings. SCFCo Holdings LLC (“SCFCo”) was established to operate towboats and dry cargo barges on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. At various times, SCFCo has agreed to expand its operations through additional capital contributions and bank financing. During the nine months ended September 30, 2012, the Company and its partner each contributed additional capital of $0.5 million.
Other. During the nine months ended September 30, 2012, the Company made investments in and advances to other Aviation Services joint ventures of $1.0 million.
Guarantees. The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter and has guaranteed amounts owed under banking facilities by certain of its joint ventures. As of September 30, 2012, the total amount guaranteed by the Company under these arrangements was $29.1 million. In addition, as of September 30, 2012, the Company had uncalled capital commitments to two of its joint ventures for a total of $2.5 million.

7.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2012, the Company’s unfunded capital commitments totaled $365.0 million and consisted of: twelve offshore support vessels for $131.4 million; an interest in a jack-up drilling rig for $30.3 million; twelve helicopters for $138.3 million; seven inland river liquid tank barges for $15.1 million; three inland river towboats for $9.4 million; four harbor tugs for $23.0 million and other equipment and improvements for $14.9 million. In addition, the Company notified the lessee of its intent to purchase two harbor tugs currently operating under capital leases for $2.6 million. Of these commitments, $58.6 million is payable during the remainder of 2012 with the balance payable through 2016 and $125.0 million may be terminated without further liability other than the payment of liquidated damages of $3.3 million.
Prior to the sale of the SES Business, the Company had issued performance guarantees on behalf of the SES Business that expire in 2012 through 2014. As of September 30, 2012, the amount of outstanding SES Business performance guarantees was $0.2 million.

On June 12, 2009, a purported civil class action was filed against the Company, Era Group Inc., Era Helicopters LLC and three other defendants (collectively, the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D. Del.).  The Complaint alleged that the Defendants violated federal antitrust law by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005.  The purported class of plaintiffs included all direct purchasers of such services and the relief sought included compensatory damages and treble damages.  On September 4, 2009, the Defendants filed a motion to dismiss the Complaint.  On September 14, 2010, the Court entered an order dismissing the Complaint.  On September 28, 2010, the plaintiffs filed a motion for reconsideration and amendment and a motion for re-argument (the “Motions”).  On November 30, 2010, the Court granted the Motions, amended the Court's September 14, 2010 Order to clarify that the dismissal was without prejudice, permitted the filing of an amended Complaint, and authorized limited discovery with respect to the new allegations in the amended Complaint.  Following the completion of such limited discovery, on February 11, 2011, the Defendants filed a motion for summary judgment to dismiss the amended Complaint with prejudice.  On June 23, 2011, the District Court granted summary judgment for the Defendants.  On July 22, 2011, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit.  On July 27, 2002, the Third Circuit Court of Appeals affirmed the District Court's grant of summary judgment in favor of the defendants.  On August 9, 2011, Defendants moved for certain excessive costs, expenses, and attorneys' fees under 28 U.S.C. § 1927 (the “Fee Motion”).  On October 9, 2012, the District Court denied the Fee Motion.
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
On December 15, 2010, ORM and then-SEACOR subsidiary National Response Corporation (“NRC”) were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL.  The master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically.  By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint.  The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds.  On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order).  Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and has directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments.  The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury.  A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012.  Those motions were argued on July 13, 2012 and are still pending decision.  In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL.
Subsequent to the filing of the referenced master complaint, five additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Finally, on October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their  Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.).  This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. By court order, all five of these additional individual cases have been stayed as a result of the filing of the referenced master complaint.  The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and does not expect this matter will have a material effect on the Company's consolidated financial position or its results of operations.
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
Separately, on March 2, 2012, the Court announced that BP Exploration & Production Inc. and BP America Production Company (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP.  The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012.  Although neither the Company, ORM or NRC are parties to the settlement agreements, the Company, ORM and NRC are listed on the releases accompanying both settlement agreements, such that if the settlement agreements are finally approved by the Court as currently drafted, any plaintiffs that settle will be required to release their claims against the Company, ORM and NRC.  The opt-out period for the proposed settlements closes on November 1, 2012. A final fairness hearing to consider whether the settlements should be finally approved is scheduled for November 8, 2012.
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

ORM, a subsidiary of the Company, is defending against five collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”).  Four of the cases - Dennis Prejean v. O'Brien's Response Management, Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”); Baylor Singleton et. al. v. O'Brien's Response Management Inc., et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”); Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”); and Chann Chavis v. O'Brien's Response Management Inc. et al. (S.D. Tx., Case No.: 4:12-cv-02045) (the “Chavis Action”) - were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors.  The Prejean, Himmerite and Singleton Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the In re: Oil Spill Multidistrict Litigation (N.D. La., Case No. 10-md-02179) (the “Oil Spill MDL”).  The Himmerite and Singleton Actions have since been automatically stayed pending further scheduling by the Court, pursuant to the procedures in the Oil Spill MDL.  In the Prejean Action, ORM has answered the complaint, a scheduling order has been issued and Plaintiffs have, among other things, filed a Motion for Conditional Certification, which has been stayed pending further scheduling by the Court in accordance with the procedures of the Oil Spill MDL.  The limitations periods for potential plaintiffs to opt-in to the Prejean, Himmerite and Singleton actions have all been tolled pending further action by the court. ORM has filed a Motion for Reconsideration of the Court's order tolling the limitations periods in these actions. The Chavis Action was filed on July 7, 2012 in the United States District Court for the Southern District of Texas, and ORM answered the complaint in that matter.  The other DPH FLSA Action, Mark Blackman et. al. v. Midwest Environmental Resources, Inc., et. al. (N.D. Fla., Case No.: 3:11-cv-146) (the “Blackman Action”), was filed by five individual Plaintiffs on March 28, 2011, in the United States District Court for the Northern District of Florida, against ORM and several other Defendants.  The complaint in the Blackman Action alleges that the named Plaintiffs and class of workers they are suing on behalf of, identified in the complaint as “Safety Techs,” were not appropriately compensated for all of their work time in violation of the FLSA.  On July 8, 2011, the Court stayed all proceedings in the Blackman Action.  On May 8, 2012, the Court ruled on various motions to dismiss brought by ORM and by the other Defendants, denying them in part, granting them in part, and providing the Plaintiffs with leave to amend the complaint.  On June 6, 2012, Plaintiffs filed an amended complaint and on June 20, 2012, Defendant ORM answered the amended complaint, denying all of the Plaintiffs' claims.  On July 6, 2012, the Court issued a scheduling order setting discovery and dispositive motion deadlines. On August 27, 2012, Plaintiffs filed a Morion for Conditional Certification. Defendants' response to Plaintiffs' motion is due January 31, 2013.  The Company is unable to estimate the potential exposure, if any, resulting from any of the five DPH FLSA Actions, but believes they are without merit and will continue to vigorously defend against them.
In 2011, the Company received a Notice of Infringement (the “Notice”) from the Brazilian Federal Revenue Office. The Notice alleged the Company had imported a number of vessels into Brazil without properly completing the required importation documents and levied an assessment of $25.7 million. The Company intends to vigorously defend its position that the proposed assessment is erroneous and believes the resolution of this matter will not have a material effect on the Company's consolidated financial position or its results of operations. Of the levied assessment, $19.3 million relates to managed vessels. On August 17, 2012, the Company entered into a transfer agreement with the owner of these managed vessels. Under the terms of the agreement, the owner would be responsible to reimburse any potential payment in excess of $1.0 million in assessments and expenses.
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

There has been no material change in the multi-employer pension plans in which the Company participates, except that the Company received notification from the American Maritime Officers Pension Plan (the "AMOPP”) that, based on an actuarial valuation performed as of September 30, 2011, if the Company chose to withdraw from the AMOPP, its withdrawal liability would have been $39.3 million. That liability may change in future years based on various factors, primarily employee census. As of September 30, 2012, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.

9.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

As of September 30, 2012, the Company had $240.0 million of outstanding borrowings under the SEACOR revolving credit facility. The remaining availability under this facility was $164.0 million, net of issued letters of credit of $1.0 million. On November 3, 2012, the maximum committed amount under the revolving credit facility will be reduced by $45.0 million. During the nine months ended September 30, 2012, the Company had borrowings of $115.0 million and made repayments of $50.0 million. In addition, as of September 30, 2012, the Company had other outstanding letters of credit totaling $47.2 million with various expiration dates through 2016.
As of September 30, 2012, Era Group Inc. ("Era") had $190.0 million of outstanding borrowings under its senior secured revolving credit facility. The senior secured revolving credit facility requires Era to maintain a maximum leverage ratio and various other financial ratios, as defined in the senior secured credit facility. Failure to comply with these ratios is an event of default and, as a result, borrowing capacity is based on the ability to comply with these ratios. As of September 30, 2012, the availability under this facility was $44.9 million, net of issued letters of credit of $0.3 million, based on compliance with these financial ratios. During the nine months ended September 30, 2012, Era had borrowings of $38.0 million and made repayments of $100.0 million.
During the nine months ended September 30, 2012, the Company made scheduled payments on other long-term debt and capital lease obligations of $9.7 million and repaid $3.2 million of acquired debt. In addition, the Company had borrowings of $0.1 million and made repayments of $0.7 million on other working capital lines, and made net repayments of $13.4 million on inventory financing arrangements.
On September 28, 2012, the Company made an irrevocable deposit of $171.0 million to its trustee for the extinguishment of the Company's 5.875% Senior Notes at their scheduled maturity on October 1, 2012. As of September 30, 2012, the irrevocable deposit held by the trustee and the outstanding principal of the maturing debt is included in restricted cash and current portion of long-term debt, respectively, in the accompanying condensed consolidated balance sheets.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes due 2012 and its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the nine months ended September 30, 2012, the Company purchased $5.5 million, in principal amount, of its 5.875% Senior Notes for $5.7 million, resulting in a loss on debt extinguishment of $0.2 million.

10.	STOCK REPURCHASES

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the nine months ended September 30, 2012, the Company acquired for treasury 330,134 shares of Common Stock for an aggregate purchase price of $28.7 million. As of September 30, 2012, the remaining authority under the repurchase plan was $121.3 million.

11.	EARNINGS PER COMMON SHARE OF SEACOR

Basic earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock method. Dilutive securities for this purpose assumes restricted stock grants have vested and common shares have been issued pursuant to the exercise of outstanding stock options. For the three and the nine months ended September 30, 2012, diluted earnings per common share of SEACOR excluded 655,168 and 555,768, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive. For the three and nine months ended September 30, 2011, diluted earnings per common share of SEACOR excluded 389,536 and 302,521, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

A reconciliation of basic and diluted weighted average outstanding common shares of SEACOR was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic Weighted Average Common Shares Outstanding	20,432,997	21,202,480	20,512,118	21,158,110
Effect of Dilutive Share Awards:
Options and Restricted Stock	307,459	362,669	326,350	350,347
Diluted Weighted Average Common Shares Outstanding	20,740,456	21,565,149	20,838,468	21,508,457

12.	SHARE BASED COMPENSATION

Transactions in connection with the Company’s share based compensation plans during the nine months ended September 30, 2012 were as follows:

Director stock awards granted	3,000
Employee Stock Purchase Plan (“ESPP”) shares issued	39,980
Restricted stock awards granted	117,600
Restricted stock awards canceled	650
Shares released from Deferred Compensation Plan	—
Restricted Stock Unit Activities:
Outstanding as of December 31, 2011	1,130
Granted	—
Converted to shares and issued to Deferred Compensation Plan	(370)
Outstanding as of September 30, 2012	760
Stock Option Activities:
Outstanding as of December 31, 2011	1,272,192
Granted	136,315
Exercised	(81,465)
Forfeited	—
Expired	(14,090)
Outstanding as of September 30, 2012	1,312,952
Shares available for future grants and ESPP purchases as of September 30, 2012	1,254,132

13.	SEGMENT INFORMATION
Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. An operating business segment has been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Certain reclassifications of prior period information have been made to conform to the current year's reportable segment presentation as a result of the Company's presentation of discontinued operations (see Note 1). The Company’s basis of measurement of segment profit or loss is as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Emergency and Crisis Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2012
Operating Revenues:
External customers	134,294	77,989	49,592	27,266	9,227	145,725	17,965	—	462,058
Intersegment	28	—	3,701	88	40	—	21	(3,878)	—
	134,322	77,989	53,293	27,354	9,267	145,725	17,986	(3,878)	462,058
Costs and Expenses:
Operating	88,842	46,235	38,320	15,584	5,871	137,281	12,543	(3,729)	340,947
Administrative and general	14,795	10,338	3,480	4,301	4,256	2,236	2,655	8,399	50,460
Depreciation and amortization	16,051	10,937	7,335	5,639	483	1,641	2,345	854	45,285
	119,688	67,510	49,135	25,524	10,610	141,158	17,543	5,524	436,692
Gains on Asset Dispositions and Impairments, Net	6,585	613	3,503	145	—	—	(1,169)	—	9,677
Operating Income (Loss)	21,219	11,092	7,661	1,975	(1,343)	4,567	(726)	(9,402)	35,043
Other Income (Expense):
Derivative losses, net	—	(188)	—	—	—	(4,304)	—	(157)	(4,649)
Foreign currency (gains) losses, net	717	(272)	33	10	26	(183)	6	295	632
Other, net	—	—	—	4	—	—	7,141	(47)	7,098
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,238	219	(2,227)	(551)	72	(1)	172	—	(1,078)
Segment Profit (Loss)	23,174	10,851	5,467	1,438	(1,245)	79	6,593
Other Income (Expense) not included in Segment Profit									(10,265)
Plus Equity Losses included in Segment Profit									1,078
Income Before Taxes, Equity Losses and Discontinued Operations									27,859

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Emergency and Crisis Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2012
Operating Revenues:
External customers	378,591	202,024	149,238	79,166	27,846	562,166	55,334	—	1,454,365
Intersegment	93	2	10,847	263	75	—	151	(11,431)	—
	378,684	202,026	160,085	79,429	27,921	562,166	55,485	(11,431)	1,454,365
Costs and Expenses:
Operating	258,266	124,913	110,966	48,064	18,552	542,640	35,919	(11,051)	1,128,269
Administrative and general	39,797	27,210	11,235	9,710	11,721	8,788	8,468	24,829	141,758
Depreciation and amortization	44,792	31,031	21,586	16,956	1,458	4,292	6,407	1,775	128,297
	342,855	183,154	143,787	74,730	31,731	555,720	50,794	15,553	1,398,324
Gains on Asset Dispositions and Impairments, Net	9,054	3,455	6,288	145	5	—	691	—	19,638
Operating Income (Loss)	44,883	22,327	22,586	4,844	(3,805)	6,446	5,382	(26,984)	75,679
Other Income (Expense):
Derivative losses, net	—	(492)	—	—	—	(3,850)	—	(939)	(5,281)
Foreign currency gains (losses), net	1,486	633	(60)	16	20	(118)	(17)	232	2,192
Other, net	11	30	—	83	—	—	7,349	14	7,487
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	4,068	(5,444)	(1,538)	(1,542)	286	6,153	(768)	—	1,215
Segment Profit (Loss)	50,448	17,054	20,988	3,401	(3,499)	8,631	11,946
Other Income (Expense) not included in Segment Profit									(9,291)
Less Equity Earnings included in Segment Profit									(1,215)
Income Before Taxes, Equity Earnings and Discontinued Operations									70,786

Capital Expenditures	112,527	91,910	22,296	4,768	451	32	21,385	3,604	256,973

As of September 30, 2012
Property and Equipment	822,454	777,706	378,193	198,040	1,350	40,046	163,454	21,978	2,403,221
Investments, at Equity, and Advances to 50% or Less Owned Companies	68,003	35,755	54,250	70,413	505	—	37,663	—	266,589
Inventories (1)	6,249	26,590	2,435	—	917	40,134	1,533	—	77,858
Goodwill	13,367	352	4,345	550	37,138	—	1,302	—	57,054
Intangible Assets	4,557	—	7,996	1,213	5,153	681	331	—	19,931
Other current and long-term assets, excluding cash and near cash assets(2)	155,387	90,169	50,049	4,698	14,544	76,765	50,823	45,733	488,168
Segment Assets	1,070,017	930,572	497,268	274,914	59,607	157,626	255,106
Cash and near cash assets(2)									601,390
Discontinued operations									3,025
Total Assets									3,917,236
______________________

(1)	Inventories for Commodity Trading and Logistics includes raw materials of $2.9 million and work in process of $0.7 million resulting from the acquisition of ICP (see Note 4).

(2)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Emergency and Crisis Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2011
Operating Revenues:
External customers	93,256	71,804	45,349	24,696	14,080	279,178	16,726	—	545,089
Intersegment	21	—	2,526	87	—	—	15	(2,649)	—
	93,277	71,804	47,875	24,783	14,080	279,178	16,741	(2,649)	545,089
Costs and Expenses:
Operating	68,457	45,701	31,196	15,194	9,141	279,180	9,117	(2,544)	455,442
Administrative and general	10,687	6,841	2,206	2,044	2,961	1,944	2,523	6,181	35,387
Depreciation and amortization	11,785	9,093	6,464	5,833	655	12	2,129	466	36,437
	90,929	61,635	39,866	23,071	12,757	281,136	13,769	4,103	527,266
Gains (Losses) on Asset Dispositions and Impairments, Net	5,241	4,894	1,303	—	7	—	(315)	(144)	10,986
Operating Income (Loss)	7,589	15,063	9,312	1,712	1,330	(1,958)	2,657	(6,896)	28,809
Other Income (Expense):
Derivative losses, net	—	(807)	—	—	—	(3,063)	—	(22,084)	(25,954)
Foreign currency gains (losses), net	(2,129)	(95)	—	(18)	17	153	(75)	(979)	(3,126)
Other, net	6	—	—	131	—	—	(1)	(175)	(39)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	8,754	106	2,771	—	—	(2,267)	291	—	9,655
Segment Profit (Loss)	14,220	14,267	12,083	1,825	1,347	(7,135)	2,872
Other Income (Expense) not included in Segment Profit									(5,170)
Less Equity Earnings included in Segment Profit									(9,655)
Loss Before Taxes, Equity Earnings and Discontinued Operations									(5,480)

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Emergency and Crisis Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2011
Operating Revenues:
External customers	266,939	196,434	127,959	66,169	64,188	718,511	52,183	—	1,492,383
Intersegment	68	18	7,827	262	—	—	15	(8,190)	—
	267,007	196,452	135,786	66,431	64,188	718,511	52,198	(8,190)	1,492,383
Costs and Expenses:
Operating	199,719	121,623	87,797	37,757	36,245	703,842	27,417	(7,850)	1,206,550
Administrative and general	33,535	20,090	8,069	5,607	9,327	6,806	8,353	24,424	116,211
Depreciation and amortization	36,523	33,402	17,877	16,539	1,655	37	6,655	1,409	114,097
	269,777	175,115	113,743	59,903	47,227	710,685	42,425	17,983	1,436,858
Gains on Asset Dispositions and Impairments, Net	13,212	13,260	1,978	—	7	—	229	(144)	28,542
Operating Income (Loss)	10,442	34,597	24,021	6,528	16,968	7,826	10,002	(26,317)	84,067
Other Income (Expense):
Derivative losses, net	—	(1,308)	—	—	—	(6,985)	—	(27,580)	(35,873)
Foreign currency gains (losses), net	(1,812)	596	—	4	(41)	132	(98)	4,568	3,349
Other, net	6	—	4	187	2	—	(2)	(470)	(273)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	9,689	1,061	3,181	—	—	(3,267)	(95)	—	10,569
Segment Profit (Loss)	18,325	34,946	27,206	6,719	16,929	(2,294)	9,807
Other Income (Expense) not included in Segment Profit									(21,914)
Less Equity Earnings included in Segment Profit									(10,569)
Income Before Taxes, Equity Earnings and Discontinued Operations									29,356

Capital Expenditures	50,096	88,894	40,786	10,460	36	60	13,253	3,026	206,611

As of September 30, 2011
Property and Equipment	610,056	650,750	361,515	233,892	805	178	154,081	20,580	2,031,857
Investments, at Equity, and Advances to 50% or Less Owned Companies	69,272	51,395	42,870	12,340	—	9,441	58,360	—	243,678
Inventories	4,475	24,222	2,149	365	448	37,631	1,333	—	70,623
Goodwill	13,367	352	1,743	606	37,040	—	1,302	—	54,410
Intangible Assets	6,482	—	815	1,630	6,683	—	445	—	16,055
Other current and long-term assets, excluding cash and near cash assets(1)	117,011	68,865	54,117	5,163	18,866	89,458	67,791	27,045	448,316
Segment Assets	820,663	795,584	463,209	253,996	63,842	136,708	283,312
Cash and near cash assets(1)									702,400
Discontinued operations									94,979
Total Assets									3,662,318
 ______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: decreased demand and loss of revenues as a result of U.S. government implemented moratoriums directing operators to cease certain drilling activities and any extension of such moratoriums (the “Moratoriums”), weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters and aviation equipment or failures to finalize commitments to charter vessels and aviation equipment in response to Moratoriums, increased government legislation and regulation of the Company’s businesses which could increase cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with providing emergency response services, including the Company’s involvement in response to the oil spill that resulted from the sinking of the Deepwater Horizon in April 2010, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services, Marine Transportation Services and Aviation Services, decreased demand for Marine Transportation Services and Harbor and Offshore Towing Services due to construction of additional refined petroleum products, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations, the dependence of Offshore Marine Services, Marine Transportation Services and Aviation Services on several customers, consolidation of the Company’s customer base, safety issues experienced by a particular helicopter model that could result in customers refusing to use that helicopter model or a regulatory body grounding that helicopter model, which could also permanently devalue that helicopter model, the ongoing need to replace aging vessels and aircraft, industry fleet capacity, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company’s Common Stock, operational risks of Offshore Marine Services, Marine Transportation Services, Harbor and Offshore Towing Services and Aviation Services, effects of adverse weather conditions and seasonality, dependence of emergency response revenue on the number and size of events and upon continuing government regulation in this area and Emergency and Crisis Services’ ability to comply with such regulation and other governmental regulation, liability in connection with providing emergency response services, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors in Inland River Services’ operations, adequacy of insurance coverage, the attraction and retention of qualified personnel by the Company, the ability to complete the previously announced intention to spinoff the Aviation Services business, the ability to realize the expected benefits of the intended spinoff of the Aviation Services business and various other matters and factors, many of which are beyond the Company’s control. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors. Consequently, the following should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which are incorporated by reference.

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

Consolidated Results of Operations

The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and nine months ("Current Nine Months") ended September 30, 2012, as compared with the three months (“Prior Year Quarter”) and nine months ("Prior Nine Months") ended September 30, 2011. See “Item 1. Financial Statements—Note 13. Segment Information” included in Part I for consolidating segment tables for each period presented.

Offshore Marine Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	60,408	45	26,360	28	161,563	43	78,363	29
Africa, primarily West Africa	16,353	12	15,651	17	49,626	13	48,372	18
Middle East	12,489	9	11,142	12	37,559	10	33,570	13
Brazil, Mexico, Central and South America	11,236	9	15,107	16	41,056	11	41,353	15
Europe, primarily North Sea	26,999	20	19,514	21	76,673	20	55,044	21
Asia	6,837	5	5,503	6	12,207	3	10,305	4
	134,322	100	93,277	100	378,684	100	267,007	100
Costs and Expenses:
Operating
Personnel	46,798	35	34,978	37	130,466	34	101,645	38
Repairs and maintenance	13,069	10	10,118	11	36,204	10	28,803	11
Drydocking	4,343	3	2,686	3	20,482	6	12,654	5
Insurance and loss reserves	4,505	3	3,285	3	12,701	3	9,518	3
Fuel, lubes and supplies	9,386	7	6,308	7	25,156	7	17,683	7
Leased-in equipment	5,458	4	5,660	6	16,341	4	12,819	5
Brokered vessel activity	53	—	243	—	585	—	2,987	1
Other	5,230	4	5,179	6	16,331	4	13,610	5
	88,842	66	68,457	73	258,266	68	199,719	75
Administrative and general	14,795	11	10,687	11	39,797	11	33,535	13
Depreciation and amortization	16,051	12	11,785	13	44,792	12	36,523	13
	119,688	89	90,929	97	342,855	91	269,777	101
Gains on Asset Dispositions	6,585	5	5,241	5	9,054	2	13,212	5
Operating Income	21,219	16	7,589	8	44,883	11	10,442	4
Other Income (Expense):
Foreign currency gains (losses), net	717	—	(2,129)	(2)	1,486	—	(1,812)	(1)
Other, net	—	—	6	—	11	—	6	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,238	1	8,754	9	4,068	1	9,689	4
Segment Profit	23,174	17	14,220	15	50,448	12	18,325	7

Operating Revenues by Type. The table below sets forth, for the periods indicated, the amount of operating revenues earned by type.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	56,535	42	24,111	26	151,657	40	71,643	27
Africa, primarily West Africa	16,122	12	15,047	16	48,291	13	43,543	16
Middle East	10,796	8	8,557	9	32,152	9	26,794	10
Brazil, Mexico, Central and South America	9,625	7	13,942	15	35,256	9	37,211	14
Europe, primarily North Sea	26,927	20	19,518	21	76,208	20	54,949	21
Asia	6,439	5	4,674	5	11,731	3	9,541	3
Total time charter	126,444	94	85,849	92	355,295	94	243,681	91
Bareboat charter	867	1	212	—	2,273	1	628	—
Brokered vessel activity	55	—	256	—	543	—	3,925	2
Other marine services	6,956	5	6,960	8	20,573	5	18,773	7
	134,322	100	93,277	100	378,684	100	267,007	100

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rates Per Day Worked:
Anchor handling towing supply	$22,794	$27,287	$26,526	$29,729
Crew	7,267	6,728	7,392	6,559
Mini-supply	7,735	7,535	7,516	7,563
Standby safety	9,806	9,302	9,572	9,126
Supply	16,567	15,459	15,904	14,143
Towing supply	8,265	8,809	9,062	9,575
Specialty	26,195	16,172	18,146	9,829
Overall Average Rates Per Day Worked (excluding wind farm utility and liftboats)	11,511	11,318	12,001	10,880
Liftboats	19,830	—	18,738	—
Wind farm utility	2,882	—	2,717	—
Overall Average Rates Per Day Worked	10,552	11,318	10,460	10,880
Utilization:
Anchor handling towing supply	57%	52%	66%	46%
Crew	94%	75%	86%	70%
Mini-supply	88%	87%	94%	75%
Standby safety	89%	88%	88%	87%
Supply	77%	70%	79%	69%
Towing supply	54%	43%	50%	49%
Specialty	59%	48%	55%	62%
Overall Fleet Utilization (excluding wind farm utility and liftboats)	82%	72%	80%	69%
Liftboats	82%	—%	76%	—%
Wind farm utility	96%	—%	92%	—%
Overall Fleet Utilization	85%	72%	82%	69%
Available Days:
Anchor handling towing supply	1,564	1,564	4,658	4,641
Crew	3,233	3,487	9,872	11,291
Mini-supply	644	644	1,918	2,151
Standby safety	2,208	2,392	6,678	6,933
Supply	1,631	1,748	4,985	4,887
Towing supply	184	368	908	1,402
Specialty	276	276	822	988
Overall Fleet Available Days (excluding wind farm utility and liftboats)	9,740	10,479	29,841	32,293
Liftboats	1,656	—	3,312	—
Wind farm utility	2,760	—	8,137	—
Overall Fleet Available Days	14,156	10,479	41,290	32,293

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Operating revenues were $41.0 million higher in the Current Year Quarter compared with the Prior Year Quarter. Current Year Quarter results included the contributions of the Company's wind farm utility vessels and liftboats that were acquired on December 22, 2011 and March 30, 2012, respectively. The wind farm utility vessels contributed $7.6 million of time charter revenues with an average day rate of $2,882 per day and a utilization rate of 96%. The liftboats contributed $29.0 million of operating revenues of which $26.9 million was time charter revenues with an average day rate of $19,830 per day and a utilization rate of 82%.
Excluding the contribution of the wind farm utility vessels and liftboats, time charter revenues were $6.0 million higher in the Current Year Quarter compared with the Prior Year Quarter. Overall fleet utilization was 82% compared with 72% in the Prior Year Quarter and average rates were $11,511 per day compared with $11,318 per day in the Prior Year Quarter. The number of days available for charter was 9,740 compared with 10,479 in the Prior Year Quarter, a 739 day or 7% reduction.
In the U.S. Gulf of Mexico, time charter revenues were $32.4 million higher primarily due to the liftboat acquisition. Excluding the contribution of the liftboats, time charter revenues were $5.5 million higher in the Current Year Quarter compared with the Prior Year Quarter of which $3.6 million was due to improved utilization and $2.7 million was due to higher average day rates. Net fleet additions increased time charter revenues by $0.9 million. The repositioning of vessels between geographic regions and other changes in fleet mix combined to increase time charter revenues by $1.0. The net effect of cold-stacking vessels, primarily due to the cold-stacking of three anchor handling towing supply vessels, was a reduction of $2.7 million in time charter revenues. As of September 30, 2012, the Company had three vessels cold-stacked in this region compared with seven as of September 30, 2011.
In Africa, time charter revenues were $1.1 million higher of which $0.7 million was due to improved utilization and $0.4 million was due to improved average day rates.
In the Middle East, time charter revenues were $2.2 million higher. Time charter revenues were $0.4 million higher due to higher average day rates and $2.3 million higher due to the repositioning of vessels between geographic regions. These increases were partially offset by a $0.5 million reduction in time charter revenues due to lower utilization.
In Brazil, Mexico and Central and South America, time charter revenues were $4.3 million lower. Lower utilization, vessel dispositions and the repositioning of vessels between geographic regions, reduced time charter revenues by $0.8 million, $2.3 million and $3.2 million respectively. Higher average day rates increased time charter revenues by $2.0 million.
In Europe, excluding the $7.6 million contribution of the wind farm utility vessels, time charter revenues were $0.2 million lower. Higher average day rates increased time charter revenues by $1.2 million. Lower utilization, vessel dispositions and unfavorable changes in currency exchange rates, reduced time charter revenues by $0.2 million, $0.8 million and $0.4 million respectively.
In Asia, time charter revenues were $1.7 million higher, of which $1.2 million was due to improved utilization and $0.5 million was due to higher average day rates.
Operating Expenses. Operating expenses were $20.4 million higher in the Current Year Quarter compared with the Prior Year Quarter, of which $16.6 million was attributable to fleet additions including the wind farm utility vessels and liftboats. Excluding the impact of fleet additions, operating expenses were $3.8 million higher during the Current Year Quarter compared with the Prior Year Quarter. Personnel costs were $3.6 million higher primarily due to increased activity levels and inflationary pressures on rates of pay. Repair and maintenance expenses were $1.1 million higher, primarily in international regions.
Gains on Asset Dispositions. During the Current Year Quarter, the Company sold equipment for net proceeds of $1.5 million and gains of $1.5 million. In addition, the Company recognized previously deferred gains of $5.1 million. During the Prior Year Quarter, the Company sold three offshore support vessels and other equipment for net proceeds of $6.7 million and gains of $5.2 million.
Operating Income. Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 11.0% in the Current Year Quarter compared with 3.0% in the Prior Year Quarter. The increase was primarily due to the contribution of the Company's liftboat fleet.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax, decreased by $7.5 million in the Current Year Quarter compared with the Prior Year Quarter. During the Prior Year Quarter, Offshore Marine Services' Mexican joint venture executed a business reorganization plan and issued an additional equity interest to an unrelated third party. Subsequent to the reorganization and issuance of the additional equity interest, the Company recognized an $8.4 million gain, net of tax.

Current Nine Months compared with Prior Nine Months

Operating Revenues. Operating revenues were $111.7 million higher in the Current Nine Months compared with the Prior Nine Months. Current Nine Months results included the contributions of the Company's wind farm utility vessels and liftboats that were acquired on December 22, 2011 and March 30, 2012, respectively. The wind farm utility vessels contributed $20.3 million of time charter revenues with an average day rate of $2,717 per day and a utilization rate of 92%. The liftboats contributed $50.9 million of operating revenues of which $47.0 million was time charter revenue with an average day rate of $18,738 per day and a utilization rate of 76%.
Excluding the contribution of the wind farm utility vessels and liftboats, time charter revenues were $44.3 million higher in the Current Nine Months compared with the Prior Nine Months. Overall fleet utilization was 80% compared with 69% and average day rates were $12,001 per day compared with $10,880 per day in the Prior Nine Months. The number of days available for charter was 29,841 compared with 32,293 in the Prior Nine Months, a 2,452 day or 8% reduction.
In the U.S. Gulf of Mexico, time charter revenues were $80.0 million higher primarily due to firmer market conditions during the first quarter of 2012 and the contribution of the liftboats. Excluding the contribution of the liftboats, time charter revenues were $33.0 million higher in the Current Nine Months compared with the Prior Nine Months. Net fleet additions increased time charter revenues by $4.4 million. Higher average day rates and improved utilization increased time charter revenues by $12.2 million and $19.3 million, respectively. The repositioning of vessels between geographic regions and other changes in fleet mix combined to increase time charter revenues by $0.5 million. The net effect of cold-stacking vessels, primarily due to the cold-stacking of three anchor handling towing supply vessels during the Current Year Quarter, was a reduction of $3.4 million in time charter revenues. As of September 30, 2012, the Company had three vessels cold-stacked in this region compared with seven as of September 30, 2011.
In Africa, time charter revenues were $4.7 million higher. Time charter revenues were $3.4 million higher due to improved utilization and $1.6 million higher due to higher average day rates. These increases were partially offset by a $0.3 million reduction in time charter revenues due to fleet dispositions and the repositioning of vessels between geographic regions.
In the Middle East, time charter revenues were $5.4 million higher, of which $0.9 million was due to improved utilization and $0.6 million was due to higher average day rates. Net fleet additions increased time charter revenues by $2.4 million and the repositioning of vessels between geographic regions increased time charter revenues by $1.5 million.
In Brazil, Mexico and Central and South America, time charter revenues were $2.0 million lower. Time charter revenues were $0.8 million higher due to the repositioning of vessels between geographic regions and $5.8 million higher due to higher average day rates. Lower utilization and net fleet dispositions decreased time charter revenues by $5.3 million and $3.3 million, respectively.
In Europe, excluding the $20.3 million contribution of the wind farm utility vessels, time charter revenues were $1.0 million higher. Time charter revenues were $3.1 million higher due to improved average day rates and $2.1 million higher due to a vessel that repositioned into the region. Lower utilization, vessel dispositions and unfavorable changes in currency exchange rates decreased time charter revenues by $1.0 million, $2.0 million and $1.2 million, respectively.
In Asia, time charter revenues were $2.2 million higher. Time charter revenues were $1.4 million higher due to improved utilization and $1.1 million higher due to higher average day rates. These increases were partially offset by a $0.3 million reduction in time charter revenues due to repositioning of vessels between geographic regions.
Revenues from brokered vessel activity were $3.4 million lower due to reduced activity in West Africa. This was offset by a $3.5 million increase in bareboat charter and other marine services revenues.
Operating Expenses. Operating expenses were $58.5 million higher in the Current Nine Months compared with the Prior Nine Months, of which $44.5 million was attributable to fleet additions including the wind farm utility vessels and liftboats. Excluding the impact of fleet additions, operating expenses were $14.0 million higher during the Current Nine Months compared with the Prior Nine Months. Personnel costs were $10.4 million higher primarily due to the return to service of previously cold-stacked vessels, increased activity levels, and inflationary pressures on rates of pay. Repair and maintenance expenses were $2.9 million higher, primarily in the U.S Gulf of Mexico, as activity levels increased during the Current Nine Months. Drydocking expenses were $3.6 million higher, primarily due to increased drydocking in international regions. Fuel, lubes and supplies expenses were $2.1 million higher primarily due to increased activity levels in the U.S. Gulf of Mexico. Leased-in equipment expense was $3.5 million higher primarily due to the charter-in of several vessels into the U.S. Gulf of Mexico, Africa and Brazil, Mexico, Central and South America. Brokered vessel activity was $2.4 million lower due to reduced activity in West Africa and other operating expenses were $2.2 million higher primarily due to increased activity levels.

Gains on Asset Dispositions. During the Current Nine Months, the Company sold four offshore support vessels and other equipment for net proceeds of $52.1 million and gains of $10.6 million, of which $3.3 million were recognized currently and $7.3 million were deferred. In addition, the Company recognized previously deferred gains of $5.7 million. During the Prior Nine Months, the Company sold eight offshore support vessels and other equipment for net proceeds of $27.3 million and gains of $17.0 million, of which $12.4 million were recognized currently and $4.6 million were deferred. In addition, the Company recognized previously deferred gains of $0.8 million.
Operating Income. Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 9% in the Current Nine Months compared with an operating loss as a percentage of operating revenues of 1% in the Prior Nine Months. The improvement was primarily due to firmer market conditions in the U.S. Gulf of Mexico during the first quarter of 2012 and the contribution of the Company's liftboat fleet.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax, decreased by $5.6 million in the Current Nine Months compared with the Prior Nine Months. During the Prior Nine Months, Offshore Marine Services' Mexican joint venture executed a business reorganization plan and issued an additional equity interest to an unrelated third party. Subsequent to the reorganization and issuance of the additional equity interest, the Company recognized an $8.4 million gain, net of tax. The decrease was partially offset by a $2.0 million improvement in another Offshore Marine Services' joint venture following the commencement of a long-term charter for a vessel in November 2011.
Fleet Count
The composition of Offshore Marine Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2012
Anchor handling towing supply	14	2	3	—	19
Crew	31	7	7	3	48
Mini-supply	5	2	2	—	9
Standby safety	24	1	—	—	25
Supply	10	2	9	4	25
Towing supply	2	1	—	—	3
Liftboats(1)	18	2	—	—	20
Specialty	3	3	—	3	9
Wind farm utility	29	—	1	—	30
	136	20	22	10	188
2011
Anchor handling towing supply	15	2	2	—	19
Crew	33	7	7	3	50
Mini-supply	5	1	2	—	8
Standby safety	26	1	—	—	27
Supply	10	—	9	10	29
Towing supply	2	1	2	—	5
Liftboats(1)	—	2	—	—	2
Specialty	3	3	—	3	9
Wind farm utility	—	—	—	—	—
	94	17	22	16	149

(1)	On March 30, 2012, Offshore Marine Services acquired 18 liftboats, real property and working capital from Superior Energy Inc. for $142.5 million.

Aviation Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	61,785	79	52,863	74	161,620	80	140,728	72
Foreign	16,204	21	18,941	26	40,406	20	55,724	28
	77,989	100	71,804	100	202,026	100	196,452	100
Costs and Expenses:
Operating
Personnel	16,586	21	15,774	22	49,008	24	45,790	23
Repairs and maintenance	13,921	18	14,550	20	32,675	16	37,091	19
Insurance and loss reserves	2,968	4	2,454	4	8,128	4	6,598	3
Fuel	5,998	8	5,879	8	15,998	8	15,596	8
Leased-in equipment	309	—	505	1	1,050	1	1,470	1
Other	6,453	8	6,539	9	18,054	9	15,078	8
	46,235	59	45,701	64	124,913	62	121,623	62
Administrative and general	10,338	13	6,841	9	27,210	14	20,090	10
Depreciation and amortization	10,937	14	9,093	13	31,031	15	33,402	17
	67,510	86	61,635	86	183,154	91	175,115	89
Gains on Asset Dispositions and Impairments, Net	613	—	4,894	7	3,455	2	13,260	7
Operating Income	11,092	14	15,063	21	22,327	11	34,597	18
Other Income (Expense):
Derivative losses, net	(188)	—	(807)	(1)	(492)	—	(1,308)	(1)
Foreign currency gains (losses), net	(272)	—	(95)	—	633	—	596	—
Other, net	—	—	—	—	30	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	219	—	106	—	(5,444)	(3)	1,061	1
Segment Profit	10,851	14	14,267	20	17,054	8	34,946	18

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues earned by service line.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
U.S. Gulf of Mexico, primarily from oil and gas services	40,217	51	30,891	43	112,230	56	88,114	45
Alaska, primarily from oil and gas services	10,108	13	7,730	11	19,491	9	19,149	10
Contract-leasing	16,229	21	18,941	26	40,605	20	55,724	28
Air Medical Services	4,391	6	7,524	10	15,558	8	19,018	10
Flightseeing	4,381	6	4,121	6	6,999	3	6,868	3
FBO	2,758	3	2,688	4	7,463	4	7,889	4
Intersegment Eliminations	(95)	—	(91)	—	(320)	—	(310)	—
	77,989	100	71,804	100	202,026	100	196,452	100

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Operating revenues were $6.2 million higher in the Current Year Quarter compared with the Prior Year Quarter.  Operating revenues in the U.S. Gulf of Mexico were $9.3 million higher primarily due to newly delivered medium and heavy helicopters being placed on contract, an expansion of government services support and an increase in charter flights primarily in support of hurricane evacuations and additional drilling activity in the U.S. Gulf of Mexico. Operating revenues in Alaska were $2.4 million higher largely due to additional medium helicopters placed in service with existing customers and a contract recommencing with a major oil and gas customer. Operating revenues from contract-leasing activities were $2.7 million lower. Contract-leasing revenues for helicopters chartered to Aviation Services' Brazilian joint venture, Aeroleo, were $1.5 million lower primarily due to the deferral and reduction of contract-leasing revenues as a result of difficulties experienced by one of its customers following the cancellation of certain contracts for a number of AW139 helicopters under contract-lease from Aviation Services. Contract-leasing revenues were also lower for another customer primarily due to the net deferral of $1.3 million due to the customer's short-term liquidity issues. In addition, contract-leasing revenues were lower following the expiration of contract-leases in Argentina, Thailand and Trinidad. These reductions were offset by a new contract-lease in Denmark. Operating revenues for air medical services were $3.1 million lower due to the conclusion of a long-term hospital contract in the second quarter of the current year.
Operating Expenses.  Operating expenses were $0.5 million higher in the Current Year Quarter compared with the Prior Year Quarter.  Personnel costs were $0.8 million higher primarily due to the implementation of a pilot pay scale adjustment and the addition of personnel to support increased activity. Insurance and loss reserves were $0.5 million higher due to newly delivered helicopters and an increase in the overall fleet value. These increases were partially offset by a reduction of $0.6 million in repairs and maintenance expense due to vendor credits received for changes in power-by-hour programs and the timing of repairs.
Administrative and General. Administrative and general expenses were $3.5 million higher primarily due to an allowance for doubtful accounts provided in connection with a customer bankruptcy, severance costs associated with a change in executive management and additional wage and benefit costs.
Depreciation.  Depreciation expense was $1.8 million higher due to the addition of new and higher cost equipment.
Gains on Asset Dispositions and Impairments, Net.   During the Current Year Quarter, Aviation Services sold helicopter components and other equipment for proceeds of $0.4 million and gains of $0.4 million.  In addition, Aviation Services recognized previously deferred gains of $0.3 million.  During the Prior Year Quarter, Aviation Services sold four helicopters and other equipment for proceeds of $15.6 million and gains of $6.7 million, of which $4.7 million was recognized currently and $2.0 million was deferred.  In addition, Aviation Services recognized previously deferred gains of $0.2 million.
Operating Income. Operating income as a percentage of operating revenues was 14% compared with 21% in the Prior Year Quarter. The decrease was primarily due to lower gains on asset dispositions and impairments compared with the Prior Year Quarter.
Current Nine Months compared with Prior Nine Months

Operating Revenues.  Operating revenues were $5.6 million higher in the Current Nine Months compared with the Prior Nine Months.  Operating revenues in the U.S. Gulf of Mexico were $24.1 million higher primarily due to newly delivered medium and heavy helicopters being placed on contract, an expansion of government services support and an increase in charter flights primarily in support of hurricane evacuations and additional drilling activity.  Operating revenues from contract-leasing activities were $15.1 million lower. Contract-leasing revenues for helicopters chartered to Aviation Services' Brazilian joint venture, Aeroleo, were $10.1 million lower primarily due to the deferral and reduction of contract-leasing revenues as a result of difficulties experienced by one of its customers following the cancellation of certain contracts for a number of AW139 helicopters under contract-lease from Aviation Services. In addition, contract-lease revenues from the joint venture were lower due to decreased flight hours for helicopters undergoing major maintenance.  Contract-leasing revenues were also lower for another customer primarily due to the net deferral of $3.4 million due to the customer's short-term liquidity issues. In addition, contract-leasing revenues were $6.4 million lower as a result of the expiration of contract-leases in Argentina, Thailand and Trinidad.  These decreases were partially offset by new contract-leases in Denmark and the United Kingdom. Operating revenues for air medical services were $3.5 million lower due to the conclusion of a long-term hospital contract in the second quarter of the current year.
Operating Expenses.  Operating expenses were $3.3 million higher in the Current Nine Months compared with the Prior Nine Months.  Personnel costs were $3.2 million higher primarily due to the implementation of a pilot pay scale adjustment and the addition of personnel to support increased activity in the U.S. Gulf of Mexico.  Repair and maintenance expenses were $4.4 million lower primarily as a result of vendor credits recognized in the Current Nine Months, offset by additional flight hours on helicopters under power-by-hour agreements and the timing of repairs. Insurance and loss reserves were $1.5 million higher due to an increase in the overall fleet value and the recognition of a good experience credit from Aviation Services' hull and liability underwriters in the Prior Nine Months. Other operating expenses were $3.0 million higher primarily due to the receipt in the Prior Nine Months of $1.8 million in insurance proceeds related to hurricane damages sustained in 2005.
Administrative and General.  Administrative and general expenses were $7.1 million higher in the Current Nine Months primarily due to an allowance for doubtful accounts taken in connection with a customer bankruptcy, severance costs associated with a change in executive management, the recognition of previously deferred legal and professional expenses associated with a contemplated public offering and an increase in administrative support.
Depreciation and Amortization.  Depreciation and amortization expenses were $2.4 million lower primarily due to the change in estimate of the useful life and salvage value of helicopters noted above, which reduced depreciation expense in the Current Nine Months by $8.4 million, partially offset by the addition of new and higher cost equipment.  Effective July 1, 2011, the Company changed its estimated useful life and salvage value for helicopters from 12 to 15 years and 30% to 40% respectively, due to improvements in new helicopter models that continue to increase their long-term value and make them viable for operation over a longer period of time.
Gains on Asset Dispositions and Impairments, Net.  During the Current Nine Months, Aviation Services sold six helicopters, helicopter components and other equipment for proceeds of $5.2 million and gains of $2.8 million. In addition, Aviation Services recognized previously deferred gains of $0.7 million.  During the Prior Nine Months, Aviation Services sold eight helicopters and other equipment for proceeds of $25.3 million and gains of $14.8 million, of which $12.8 million were recognized currently and $2.0 million was deferred. In addition, Aviation Services recognized previously deferred gains of $0.5 million.
Operating Income. Excluding the change in depreciation policy noted above, operating income as a percentage of operating revenues was 7% compared with 18% in the Prior Nine Months. The decrease was primarily due to gains on asset dispositions in the Prior Nine Months.
Equity in losses of 50% or less owned companies. During the Current Nine Months, Aviation Services recognized an impairment charge of $6.5 million, net of tax, on its investment in its Brazilian joint venture.
Fleet Count
The composition of Aviation Services’ fleet as of September 30 was as follows:

	Owned(1)	Joint Ventured	Leased-in	Managed	Total
2012
Light helicopters – single engine	52	7	—	—	59
Light helicopters – twin engine	27	—	6	8	41
Medium helicopters	64	1	1	3	69
Heavy helicopters	10	—	—	—	10
	153	8	7	11	179
2011
Light helicopters – single engine	51	6	3	—	60
Light helicopters – twin engine	30	—	6	9	45
Medium helicopters	59	1	2	3	65
Heavy helicopters	7	—	—	—	7
	147	7	11	12	177
 ______________________

(1)	Excludes two light-twin engine helicopters removed from service as of September 30, 2012.

Inland River Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	52,879	99	47,875	100	159,256	99	135,786	100
Foreign	414	1	—	—	829	1	—	—
	53,293	100	47,875	100	160,085	100	135,786	100
Costs and Expenses:
Operating
Barge logistics	21,514	40	21,545	45	64,791	40	59,122	44
Personnel	5,619	11	2,967	6	16,554	10	9,647	7
Repairs and maintenance	2,099	4	1,095	2	4,763	3	3,231	3
Insurance and loss reserves	1,122	2	603	1	2,680	2	1,748	1
Fuel, lubes and supplies	1,525	3	611	1	4,747	3	2,261	2
Leased-in equipment	3,057	6	2,718	6	9,210	6	7,232	5
Other	3,384	6	1,657	4	8,221	5	4,556	3
	38,320	72	31,196	65	110,966	69	87,797	65
Administrative and general	3,480	6	2,206	5	11,235	7	8,069	6
Depreciation and amortization	7,335	14	6,464	13	21,586	14	17,877	13
	49,135	92	39,866	83	143,787	90	113,743	84
Gains (Losses) on Asset Dispositions	3,503	6	1,303	2	6,288	4	1,978	2
Operating Income	7,661	14	9,312	19	22,586	14	24,021	18
Other Income (Expense):
Foreign currency losses, net	33	—	—	—	(60)	—	—	—
Other, net	—	—	—	—	—	—	4	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(2,227)	(4)	2,771	6	(1,538)	(1)	3,181	2
Segment Profit	5,467	10	12,083	25	20,988	13	27,206	20

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues earned by service line.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Dry cargo barge pool participation	24,999	47	27,459	57	74,316	46	78,797	58
Liquid unit tow operations	7,109	13	6,873	15	21,084	13	19,870	15
Charter-out of dry cargo barges	1,789	4	2,444	5	5,887	4	6,727	5
10,000 barrel liquid tank barge operations	4,419	8	4,317	9	14,760	9	11,681	8
Inland river towboat operations and other activities	14,977	28	6,782	14	44,038	28	18,711	14
	53,293	100	47,875	100	160,085	100	135,786	100

Dry Cargo Barge Pool Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Tons	%	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	1,078	71	1,019	80	2,843	66	2,862	73
Non-Grain	438	29	258	20	1,470	34	1,084	27
	1,516	100	1,277	100	4,313	100	3,946	100

	Days		Days		Days		Days
Available barge days	53,066		49,914		155,360		146,954
Operating Revenues. Operating revenues were $5.4 million higher in the Current Year Quarter compared with the Prior Year Quarter and $24.3 million higher in the Current Nine Months compared with the Prior Nine Months. Operating revenues from the dry cargo barge pools were $2.5 million lower in the Current Year Quarter compared with the Prior Year Quarter and $4.5 million lower in the Current Nine Months compared with the Prior Nine Months. Dry Cargo markets continued to be affected by drought conditions that impacted crop yield and caused river closures and restricted tow sizes. Operating revenues from the liquid unit tow and 10,000 barrel liquid tank barge operations were higher in both comparable periods primarily due to increased demand. Operating revenues from inland river towboat operations and other activities were $8.2 million higher in the Current Year Quarter compared with the Prior Year Quarter and $25.3 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to activity in SCF's Lewis and Clark Fleeting and Terminal operations acquired in December 2011(“Lewis & Clark).
Operating Expenses. Operating expenses were $7.1 million higher in the Current Year Quarter compared with the Prior Year Quarter and $23.2 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to the acquisition of Lewis & Clark. Barge logistics expenses were higher in Current Nine Months compared with the Prior Nine Months primarily due to higher towing and switching expenses along with higher fuel costs.
Administrative and General. Administrative and general expenses were $1.3 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the acquisition of Lewis & Clark and were $3.2 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to the acquisition of Lewis & Clark, the acquisition of 70% interest in Naviera Central S.A. and higher wage and benefit costs.
Gains on Asset Dispositions. During the Current Year Quarter, the Company sold nine barges, one towboat and other equipment for net proceeds of $4.3 million and gains of $2.8 million. In addition, the Company recognized previously deferred gains of $0.7 million. During the Current Nine Months, the Company sold nine barges, two towboats and other equipment for net proceeds of $9.5 million and gains of $4.2 million. In addition, the Company recognized previously deferred gains of $2.1 million. During the Prior Year Quarter, the Company sold six barges for net proceeds of $4.1 million and gains of $0.6 million.  In addition, the Company recognized previously deferred gains of $0.7 million.  During the Prior Nine Months, the Company sold six barges and one towboat for net proceeds of $4.8 million and a loss of $0.1 million. In addition, the Company recognized previously deferred gains of $2.1 million.
Operating Income. Excluding the impact of gains on asset dispositions, operating income as a percentage of operating revenues was 8% in the Current Year Quarter compared with 17% in the Prior Year Quarter and 10% in the Current Nine Months compared with 16% in the Prior Nine Months. The reduction in the Current Nine Months compared with the Prior Nine Months was primarily due to lower revenues for the dry cargo barge pools and higher barge logistics expenses discussed above.
Equity in losses of 50% or less owned companies. During the Current Year Quarter and Current Nine Months, the Company recognized $2.2 million and $1.5 million, respectively of equity in losses of 50% or less owned companies, net of tax, primarily from its Argentinian joint venture as a result of difficult operating conditions and provisions for uncertain insurance recoveries related to facility damage sustained in 2011. During the Prior Year Quarter and Prior Nine Months, the Company recognized $2.8 million and $3.2 million, respectively of equity in earnings of 50% or less owned companies, net of tax, primarily due to the recognition of a $2.3 million gain, net of tax, following the acquisition of a 100% controlling interest in Soylutions LLC.

Fleet Count
The composition of Inland River Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2012
Inland river dry cargo barges	683	172	2	587	1,444
Inland river liquid tank barges	73	—	—	7	80
Inland river deck barges	20	—	—	—	20
Inland river towboats:
4,000 hp - 6,250 hp	3	13	—	—	16
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	12	2	—	—	14
Dry cargo vessel(1)	—	1	—	—	1
	792	188	2	594	1,576
2011
Inland river dry cargo barges	689	172	2	626	1,489
Inland river liquid tank barges	70	—	—	9	79
Inland river deck barges	20	—	—	—	20
Inland river towboats:
4,000 hp - 6,250 hp	3	13	—	—	16
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	12	2	—	—	14
Dry cargo vessel(1)	—	1	—	—	1
	795	188	2	635	1,620
 ______________________

(1)	Argentine-flag.

Marine Transportation Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	18,747	69	17,651	71	54,056	68	52,302	79
Foreign	8,607	31	7,132	29	25,373	32	14,129	21
	27,354	100	24,783	100	79,429	100	66,431	100
Costs and Expenses:
Operating
Personnel	4,190	15	4,287	17	12,584	16	12,344	19
Repairs and maintenance	1,392	5	222	1	5,254	7	1,843	3
Drydocking	87	—	1,030	4	373	—	1,489	2
Insurance and loss reserves	100	—	641	3	856	1	1,197	2
Fuel, lubes and supplies	2,244	8	2,007	8	6,851	9	4,510	7
Leased-in equipment	3,235	12	2,319	9	9,581	12	8,985	13
Other	4,336	16	4,688	19	12,565	16	7,389	11
	15,584	56	15,194	61	48,064	61	37,757	57
Administrative and general	4,301	16	2,044	8	9,710	12	5,607	8
Depreciation and amortization	5,639	21	5,833	23	16,956	21	16,539	25
	25,524	93	23,071	93	74,730	94	59,903	90
Gains on Asset Dispositions	145	—	—	—	145	—	—	—
Operating Income	1,975	7	1,712	7	4,844	6	6,528	10
Other Income (Expense):
Foreign currency gains (losses), net	10	—	(18)	—	16	—	4	—
Other, net	4	—	131	1	83	—	187	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(551)	(2)	—	—	(1,542)	(2)	—	—
Segment Profit	1,438	5	1,825	7	3,401	4	6,719	10

Operating Revenues by Charter Arrangement. The table below sets forth, for the periods indicated, the amount of operating revenues earned from charter arrangements.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Time charter	9,883	36	8,857	36	27,683	35	26,207	39
Bareboat charter	8,744	32	8,744	35	26,041	33	25,946	39
Technical management services	194	1	137	1	571	1	412	1
G&G Shipping	8,533	31	7,045	28	25,134	31	13,866	21
	27,354	100	24,783	100	79,429	100	66,431	100
G&G Shipping Acquisition. In April 2011, Marine Transportation Services acquired real property, eight foreign flag Roll-on/Roll-off (“RORO”) vessels and a 70% interest in an operating company engaged in the shipping trade between the United States, the Bahamas and the Caribbean (the "G&G Shipping Acquisition"). The operating company leases-in the real property and the RORO vessels from the Company. In the Current Year Quarter and Current Nine Months, this operation contributed an operating loss of $2.1 million and $4.2 million, respectively. In the Prior Year Quarter and Prior Nine Months, this operation contributed an operating loss of $0.9 and $1.3 million, respectively.

Operating Revenues. Operating revenues were $2.6 million higher in the Current Year Quarter compared with the Prior Year Quarter, and $13.0 million higher in the Current Nine Months compared with the Prior Nine Months. Time charter revenues for the Company's U.S. -flag product tankers were $1.0 million higher in the Current Year Quarter and $1.5 million higher in the Current Nine Months primarily due to an increase in time charter rates for three vessels. Operating revenues for the foreign flag RORO vessels were $1.5 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to operational issues and the impact of Hurricane Irene in the Prior Year Quarter, and $11.3 million higher in the Current Nine Months compared to the Prior Nine Months reflecting the G&G Acquisition discussed above.
Operating Expenses. Operating expenses were $0.4 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to higher repair and maintenance costs. Operating expenses were $10.3 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to the G&G Acquisition discussed above.
Administrative and General. Administrative and general expenses were $2.3 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to a G&G related settlement agreement, higher salary costs and higher legal fees. Administrative and general expenses were $4.1 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to the G&G Acquisition discussed above and the G&G related settlement agreement.
Operating Income. Operating income as a percentage of operating revenues was 7% in the Current Year Quarter and the Prior Year Quarter and 6% in the Current Nine Months compared with 10% in the Prior Nine Months. The reduction in the Current Nine Months compared with the Prior Nine Months was primarily due to out-of-service time and higher repair and maintenance costs for one vessel undergoing topside repairs.
Equity in earnings of 50% or Less Owned Companies. Equity in earnings in the Current Year Quarter and the Current Nine Months reflect losses incurred by the Company's Trailer Bridge joint venture, an operator of U.S.-flag deck and RORO barges, partially offset by earnings from the Company's joint venture that began operating its U.S.-flag articulated tug-barge on the Great Lakes in April 2012.
Fleet Count
The composition of Marine Transportation Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Total
2012
U.S.-flag product tankers(1)	5	—	2	7
Foreign flag RORO vessels	7	—	—	7
U.S.-flag deck barges	—	5	—	5
U.S.-flag RORO barges	—	2	—	2
U.S.-flag articulated tug-barge	—	1	—	1
	12	8	2	22
2011
U.S.-flag product tankers	5	—	2	7
Foreign flag RORO vessels	8	—	—	8
U.S.-flag deck barges	—	—	—	—
U.S.-flag RORO barges	—	—	—	—
U.S.-flag articulated tug-barge	—	—	—	—
	13	—	2	15
 ______________________
(1) As of September 30, 2012, four were operating under long-term bareboat charters and three were operating under time charters.

Emergency and Crisis Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	7,200	78	11,914	85	23,082	83	58,857	92
Foreign	2,067	22	2,166	15	4,839	17	5,331	8
	9,267	100	14,080	100	27,921	100	64,188	100
Costs and Expenses:
Operating
Subcontractors	2,669	29	4,369	31	9,348	33	24,039	37
Personnel	3,202	35	4,772	34	9,204	33	12,205	19
Other	—	—	—	—	—	—	1	—
	5,871	64	9,141	65	18,552	66	36,245	56
Administrative and general	4,256	46	2,961	21	11,721	42	9,327	15
Depreciation and amortization	483	5	655	5	1,458	5	1,655	3
	10,610	115	12,757	91	31,731	113	47,227	74
Gains on Asset Dispositions	—	—	7	—	5	—	7	—
Operating Income (Loss)	(1,343)	(15)	1,330	9	(3,805)	(13)	16,968	26
Other Income (Expense):
Foreign currency gains (losses), net	26	—	17	—	20	—	(41)	—
Other, net	—	—	—	—	—	—	2	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	72	1	—	—	286	1	—	—
Segment Profit (Loss)	(1,245)	(14)	1,347	9	(3,499)	(12)	16,929	26
Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues earned by service line.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Response Services	1,706	18	6,477	46	7,076	25	42,904	67
Retainer Services	3,138	34	2,882	20	8,939	32	8,084	12
Professional Services	4,171	45	4,605	33	11,366	41	12,209	19
Software Services	252	3	97	1	536	2	471	1
Equipment Sales and Leasing	—	—	19	—	4	—	520	1
	9,267	100	14,080	100	27,921	100	64,188	100
Operating Results. Operating revenues and operating margins for Emergency and Crisis Services can vary materially between comparable periods depending upon the number and magnitude of emergency responses. Emergency and Crisis Services' operating results in the Prior Year Quarter and Prior Nine Months were impacted by oil spill response activities relating to the BP Macondo well incident in the U.S. Gulf of Mexico following the sinking of the semi-submersible drilling rig Deepwater Horizon in April 2010.

Commodity Trading and Logistics

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	96,909	67	185,615	66	463,615	82	537,236	75
Foreign	48,816	33	93,563	34	98,551	18	181,275	25
	145,725	100	279,178	100	562,166	100	718,511	100
Costs and Expenses:
Operating	137,281	94	279,180	100	542,640	97	703,842	98
Administrative and general	2,236	2	1,944	1	8,788	1	6,806	1
Depreciation	1,641	1	12	—	4,292	1	37	—
	141,158	97	281,136	101	555,720	99	710,685	99
Gains on asset dispositions, net	—	—	—	—	—	—	—	—
Operating Income	4,567	3	(1,958)	(1)	6,446	1	7,826	1
Other Income (Expense):
Derivative losses, net(1)	(4,304)	(3)	(3,063)	(1)	(3,850)	—	(6,985)	(1)
Foreign currency gains (losses), net	(183)	—	153	—	(118)	—	132	—
Other, net	—	—	—	—	—	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(1)	—	(2,267)	(1)	6,153	1	(3,267)	—
Segment Profit (Loss)	79	—	(7,135)	(3)	8,631	2	(2,294)	—
 ______________________

(1)
In the Company’s energy and sugar trading businesses, fixed price future purchase and sale contracts for ethanol and sugar are included in derivative positions at fair value. The Company routinely enters into exchange traded derivative positions to offset its net commodity market exposure on these purchase and sale contracts as well as its inventory balances. As a result, derivative gains (losses), net recognized during any period are predominately offset by fair value adjustments included in operating revenues and expenses on completed transactions, subject to certain timing differences on the delivery of physical inventories. As of September 30, 2012 and 2011, the net market exposure to ethanol and sugar under its contracts and inventory balances was not material.

Operating Revenues and Segment Profit (Loss) by Commodity Group. The table below sets forth, for the periods indicated, the amount of operating revenues earned and segment profit (loss) by commodity group.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Energy Trading	96,731	66	189,419	68	463,644	82	554,234	77
Agricultural Trading	48,994	34	89,759	32	98,522	18	164,277	23
	145,725	100	279,178	100	562,166	100	718,511	100
Segment Profit (Loss):
Energy Trading	520	658	(6,566)	92	8,895	103	(2,020)	88
Agricultural Trading	(441)	(558)	(569)	8	(264)	(3)	(274)	12
	79	100	(7,135)	100	8,631	100	(2,294)	100
Energy Trading. Segment Profit was $7.1 million higher in the Current Year Quarter compared with the Prior Year Quarter and $10.9 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to volatile commodity prices and equity losses in the Prior Year Quarter. In addition, segment profit in the Current Nine Months included the recognition of a gain of $6.0 million, net of tax, in equity in earnings of 50% or less owned companies following the Company obtaining a controlling interest in Illinois Corn Processing LLC.

Other Segment Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	$’000	$’000	$’000	$’000
Harbor and Offshore Towing Services	8,034	2,960	14,656	10,944
Other Activities	(1,613)	(379)	(1,942)	(1,042)
Equity in Losses of 50% or Less Owned Companies	172	291	(768)	(95)
Segment Profit	6,593	2,872	11,946	9,807
Harbor and Offshore Towing Services. Segment profit was $5.1 million higher in the Current Year Quarter compared with the Prior Year Quarter and $3.7 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to a $7.0 million termination payment received from one of Harbor and Offshore Towing Services customers following the cancellation of long-term charter in the Current Year Quarter.
Other Activities. During the Current Year Quarter, the Company recognized a $1.2 million impairment charge related to a long-lived asset held for use in the Company's lending and leasing activities.
Corporate and Eliminations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	$’000	$’000	$’000	$’000
Corporate Expenses	(9,402)	(6,897)	(26,984)	(26,318)
Eliminations	—	1	—	1
Operating Loss	(9,402)	(6,896)	(26,984)	(26,317)
Other Income (Expense):
Derivative losses, net	(157)	(22,084)	(939)	(27,580)
Foreign currency gains (losses), net	295	(979)	232	4,568
Other, net	(47)	(175)	14	(470)
Corporate Expenses. Corporate expenses were $2.5 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to increased compensation accruals and higher professional fees associated with the Company's recently announced intention to spinoff of its Aviation Services business segment.
Derivative losses, net. Derivative losses, net in the Prior Year Quarter and the Prior Nine Months were primarily due to losses on U.S. treasury notes, rate-locks and bond future and option contracts resulting from declines in market interest rates, partially offset by gains from options on equities and equity indices as a result of market movements on the underlying securities.
Foreign currency gains (losses), net. Foreign currency gains in the Prior Nine Months were primarily due to the strengthening of the euro against the U.S. dollar.
Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	$’000	$’000	$’000	$’000
Interest income	4,144	5,462	14,761	12,491
Interest expense	(12,679)	(10,711)	(37,116)	(31,216)
Debt extinguishment losses, net	—	(51)	(160)	(99)
Marketable security gains (losses), net	(1,730)	130	13,224	(3,090)
	(10,265)	(5,170)	(9,291)	(21,914)
Interest Income. Interest income was higher in the Current Nine Months primarily due to a prepayment penalty received in the second quarter following the early redemption of a note receivable in the Company's lending and leasing portfolio and interest earned on additional notes to certain of the Company's 50% or less owned companies.

Interest Expense. Interest expense was higher in the Current Year Quarter and Current Nine Months primarily due to interest expense on borrowings from Era's senior secured revolving credit facility entered into on December 22, 2011, partially offset by higher capitalized interest.
Marketable Security Gains (Losses), net. Marketable security gains, net in the Current Nine Months were primarily attributable to gains on the Company's long marketable security positions.
Liquidity and Capital Resources

General

The Company's ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to repay debt obligations. The Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for treasury or to make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds, Title XI reserve funds, cash flows from operations and borrowings under the Company's revolving credit facilities. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.
As of September 30, 2012, the Company’s unfunded capital commitments totaled $365.0 million and consisted of: twelve offshore support vessels for $131.4 million; an interest in a jack-up drilling rig for $30.3 million; twelve helicopters for $138.3 million; seven inland river liquid tank barges for $15.1 million; three inland river towboats for $9.4 million; four harbor tugs for $23.0 million and other equipment and improvements for $14.9 million. In addition, the Company notified the lessee of its intent to purchase two harbor tugs currently operating under capital leases for $2.6 million. Of these commitments $58.6 million is payable during the remainder of 2012 with the balance payable through 2016 and $125.0 million may be terminated without further liability other than the payment of liquidated damages of $3.3 million.
As of September 30, 2012, construction reserve funds of $170.3 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of September 30, 2012, the remaining authority under the repurchase plan was $121.3 million.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes due 2012 and its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.
As of September 30, 2012, the Company had $240.0 million of outstanding borrowings under the SEACOR revolving credit facility. The remaining availability under this facility as of September 30, 2012 was $164.0 million, net of issued letters of credit of $1.0 million. On November 3, 2012, the maximum committed amount under the revolving credit facility will be reduced by $45.0 million. In addition, the Company had other outstanding letters of credit totaling $47.2 million with various expiration dates through 2016.
As of September 30, 2012, Era had $190.0 million of outstanding borrowings under its senior secured revolving credit facility. The senior secured revolving credit facility requires Era to maintain a maximum leverage ratio and various other financial ratios, as defined in the senior secured credit facility. Failure to comply with these ratios is an event of default and, as a result, borrowing capacity is based on the ability to comply with these ratios. As of September 30, 2012, the availability under this facility was $44.9 million, net of issued letters of credit of $0.3 million, based on compliance with these financial ratios.

Summary of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities - Continuing Operations	139,073	166,295
Operating Activities - Discontinued Operations	(12,043)	29,784
Investing Activities - Continuing Operations	(421,014)	(242,358)
Investing Activities - Discontinued Operations	88,430	(5,805)
Financing Activities - Continuing Operations	(51,723)	(15,835)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,631	4,193
Net Decrease in Cash and Cash Equivalents	(254,646)	(63,726)

Operating Activities

Cash flows provided by operating activities decreased by $69.0 million in the Current Nine Months compared with the Prior Nine Months. The components of cash flows provided by (used in) operating activities during the Current Nine Months and Prior Nine Months were as follows:

	Nine Months Ended September 30,
	2012	2011
	$’000	$’000
Operating income from continuing operations before depreciation and gains on asset dispositions and impairments, net	184,338	169,622
Operating income (loss) from discontinued operations before depreciation and gains on asset dispositions and impairments, net	(434)	3,209
Changes in operating assets and liabilities before interest and income taxes	(7,159)	(3,467)
Purchases of marketable securities	(35,811)	(96,363)
Proceeds from sale of marketable securities	32,175	155,866
Cash settlements on derivative transactions, net	(14,813)	(22,610)
Dividends received from 50% or less owned companies	2,325	7,663
Interest paid, excluding capitalized interest	(40,975)	(21,543)
Income taxes paid, net	(20,746)	(5,679)
Other	28,130	9,381
Total cash flows provided by operating activities	127,030	196,079
Operating income from continuing operations before depreciation and gains on asset dispositions and impairments, net was $14.7 million higher in the Current Nine Months compared with the Prior Nine Months. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company's business segments.
During the Current Nine Months, cash used in operating activities included $19.0 million to purchase marketable security long positions and $16.8 million to cover marketable security short positions. During the Current Nine Months, cash provided by operating activities included $29.7 million received from the sale of marketable security long positions and $2.5 million received upon entering into marketable security short positions.
During the Prior Nine Months, cash used in operating activities included $23.8 million to purchase marketable security long positions and $72.6 million to cover marketable security short positions. During the Prior Nine Months, cash provided by operating activities included $77.3 million received from the sale of marketable security long positions and $78.6 million received upon entering into marketable security short positions.

Investing Activities

During the Current Nine Months, net cash used in investing activities of continuing operations was $421.0 million primarily as follows:

•
Capital expenditures were $257.0 million. Equipment deliveries included two offshore support vessels, one wind farm utility vessel, three inland river dry cargo barges, four liquid tank barges, two inland river towboats and 17 helicopters.

•
The Company sold four offshore support vessels, seven helicopters, nine inland river dry cargo barges, two inland river towboats, one RORO vessel, two harbor tugs and other equipment for net proceeds of $73.5 million ($19.6 million in cash, $5.0 million in cash deposits previously received and $48.9 million in seller financing).

•
On September 28, 2012, the Company made an irrevocable deposit of $171.0 million to its trustee for the extinguishment of the Company's 5.875% Senior Notes at their scheduled maturity on October 1, 2012. As of September 30, 2012, the irrevocable deposit held by the trustee is included in restricted cash.

•
The Company received returns on investments from its 50% or less owned companies of $80.7 million including $42.7 million of repayments on short-term notes from Mexmar, $20.8 million from SeaJon as a capital distribution and $15.7 million from Avion as a repayment of advances.

•
The Company made investments in its 50% or less owned companies of $46.4 million including a $10.8 million loan to Era do Brazil, $15.7 million of bridge financing to Trailer Bridge and $9.0 million in advances to Avion.

•	Construction reserve fund account transactions included withdrawals of $86.5 million and deposits of $6.5 million.

•	The Company received net principal payments on third party notes receivable of $18.6 million.

•	The Company acquired 18 lift boats, real property and working capital from Superior for $142.5 million.

•	The Company obtained a 70% controlling interest in ICP through its acquisition of a portion of its partner's interest for $9.1 million in cash.
During the Current Nine Months, net cash provided by investing activities of discontinued operations was $88.4 million primarily as follows:

•	The Company sold certain companies and assets that were part of its Environmental Services business segment for a net sales price of $99.9 million. Net cash proceeds received were $89.3 million.
During the Prior Nine Months, net cash used in investing activities of continuing operations was $242.4 million primarily as follows:

•
Capital expenditures were $206.6 million. Equipment deliveries included three offshore support vessels, 55 inland river dry cargo barges, two liquid tank barges, nine helicopters, one harbor tug and other equipment. In addition, the Company acquired the remaining interest in an offshore support vessel previously joint ventured.

•	The Company sold nine offshore support vessels, eight helicopters, one inland river towboat, six inland river deck barges, two harbor tugs and other equipment for net proceeds of $50.6 million.

•	The Company made investments in its 50% or less owned companies, net of returns, of $40.4 million.

•	The Company made net advances on third party notes receivable of $33.6 million.

•	Construction reserve fund account transactions included withdrawals of $37.4 million and deposits of $11.8 million.

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

•
The Company obtained a 100% controlling interest in Soylutions LLC ("Soylutions") through its acquisition of its partner's interest for $11.9 million in cash. The acquired company had $0.2 million in cash at the time of acquisition.

Financing Activities
During the Current Nine Months, net cash used in financing activities of continuing operations was $51.7 million. The Company:

•	had borrowings of $115.0 million under the SEACOR revolving credit facility and $38.0 million under the Era senior secured revolving credit facility;

•	made repayments of $50.0 million under the SEACOR revolving credit facility and $100.0 million under the Era senior secured revolving credit facility;

•	purchased $5.5 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $5.7 million;

•	made scheduled payments on long-term debt and capital lease obligations of $9.7 million;

•	repaid $3.2 million of acquired debt;

•	received proceeds of $0.1 million and repaid $0.7 million under working capital lines;

•	had net borrowings on inventory financing arrangements of $13.4 million;

•	received $8.4 million for share award plans; and

•	acquired for Treasury 330,134 shares of Common Stock for an aggregate purchase price of $28.7 million.
During the Prior Nine Months, net cash used in financing activities of continuing operations was $15.8 million. The Company:

•	purchased $2.2 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $2.3 million;

•	repaid $22.8 million for the redemption of facility financing;

•	made scheduled payments on long-term debt and capital lease obligations of $8.6 million;

•	had net borrowings on inventory financing arrangements of $10.2 million; and

•	received $8.7 million from share award plans.

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

Contractual Obligations and Commercial Commitments

For a discussion of the Company's contractual obligations and commercial commitments, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change in the Company's contractual obligations and commercial commitments during the Current Nine Months.

Contingencies

Prior to the sale of the SES Business, the Company had issued performance guarantees on behalf of the SES Business that expire in 2012 through 2014. As of September 30, 2012, the amount of outstanding SES Business performance guarantees was $0.2 million.
On June 12, 2009, a purported civil class action was filed against the Company, Era Group Inc., Era Helicopters LLC and three other defendants (collectively, the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D. Del.).  The Complaint alleged that the Defendants violated federal antitrust law by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005.  The purported class of plaintiffs included all direct purchasers of such services and the relief sought included compensatory damages and treble damages.  On September 4, 2009, the Defendants filed a motion to dismiss the Complaint.  On September 14, 2010, the Court entered an order dismissing the Complaint.  On September 28, 2010, the plaintiffs filed a motion for reconsideration and amendment and a motion for re-argument (the “Motions”).  On November 30, 2010, the Court granted the Motions, amended the Court's September 14, 2010 Order to clarify that the dismissal was without prejudice, permitted the filing of an amended Complaint, and authorized limited discovery with respect to the new allegations in the amended Complaint.  Following the completion of such limited discovery, on February 11, 2011, the Defendants filed a motion for summary judgment to dismiss the amended Complaint with prejudice.  On June 23, 2011, the District Court granted summary judgment for the Defendants.  On July 22, 2011, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit.  On July 27, 2002, the Third Circuit Court of Appeals affirmed the District Court's grant of summary judgment in favor of the defendants.  On August 9, 2011, Defendants moved for certain excessive costs, expenses, and attorneys' fees under 28 U.S.C. § 1927 (the “Fee Motion”).  On October 9, 2012, the District Court denied the Fee Motion.
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
On December 15, 2010, ORM and then-SEACOR subsidiary National Response Corporation (“NRC”) were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL.  The master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically.  By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint.  The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds.  On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order).  Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and has directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments.  The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury.  A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012.  Those motions were argued on July 13, 2012 and are still pending decision. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL.
Subsequent to the filing of the referenced master complaint, five additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Finally, on October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their  Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.).  This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. By court order, all five of these additional individual cases have been stayed as a result of the filing of the referenced master complaint.  The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and does not expect this matter will have a material effect on the Company's consolidated financial position or its results of operations.
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
Separately, on March 2, 2012, the Court announced that BP Exploration & Production Inc. and BP America Production Company (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP.  The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012.  Although neither the Company, ORM or NRC are parties to the settlement agreements, the Company, ORM and NRC are listed on the releases accompanying both settlement agreements, such that if the settlement agreements are finally approved by the Court as currently drafted, any plaintiffs that settle will be required to release their claims against the Company, ORM and NRC.  The opt-out period for the proposed settlements closes on November 1, 2012. A final fairness hearing to consider whether the settlements should be finally approved is scheduled for November 8, 2012.
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
ORM, a subsidiary of the Company, is defending against five collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”).  Four of the cases - Dennis Prejean v. O'Brien's Response Management, Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”); Baylor Singleton et. al. v. O'Brien's Response Management Inc., et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”); Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”); and Chann Chavis v. O'Brien's Response Management Inc. et al. (S.D. Tx., Case No.: 4:12-cv-02045) (the “Chavis Action”) - were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors.  The Prejean, Himmerite and Singleton Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the In re: Oil Spill Multidistrict Litigation (N.D. La., Case No. 10-md-02179) (the “Oil Spill MDL”).  The Himmerite and Singleton Actions have since been automatically stayed pending further scheduling by the Court, pursuant to the procedures in the Oil Spill MDL.  In the Prejean Action, ORM has answered the complaint, a scheduling order has been issued and Plaintiffs have, among other things, filed a Motion for Conditional Certification, which has been stayed pending further scheduling by the Court in accordance with the procedures of the Oil Spill MDL. The limitations periods for potential plaintiffs to opt-in to the Prejean, Himmerite and Singleton actions have all been tolled pending further action by the court. ORM has filed a Motion for Reconsideration of the Court's order tolling the limitations periods in these actions. The Chavis Action was filed on July 7, 2012 in the United States District Court for the Southern District of Texas, and ORM has answered the complaint in that matter.  The other DPH FLSA Action, Mark Blackman et. al. v. Midwest Environmental Resources, Inc., et. al. (N.D. Fla., Case No.: 3:11-cv-146) (the “Blackman Action”), was filed by five individual Plaintiffs on March 28, 2011, in the United States District Court for the Northern District of Florida, against ORM and several other Defendants.  The complaint in the Blackman Action alleges that the named Plaintiffs and class of workers they are suing on behalf of, identified in the complaint as “Safety Techs,” were not appropriately compensated for all of their work time in violation of the FLSA.  On July 8, 2011, the Court stayed all proceedings in the Blackman Action.  On May 8, 2012, the Court ruled on various motions to dismiss brought by ORM and by the other Defendants, denying them in part, granting them in part, and providing the Plaintiffs with leave to amend the complaint.  On June 6, 2012, Plaintiffs filed an amended complaint and on June 20, 2012, Defendant ORM answered the amended complaint, denying all of the Plaintiffs' claims.  On July 6, 2012, the Court issued a scheduling order setting discovery and dispositive motion deadlines.  On August 27, 2012, Plaintiffs filed a Motion for Conditional Certification. Defendants' response to Plaintiffs' motion is due January 31, 2013. The Company is unable to estimate the potential exposure, if any, resulting from any of the five DPH FLSA Actions, but believes they are without merit and will continue to vigorously defend against them.
In 2011, the Company received a Notice of Infringement (the “Notice”) from the Brazilian Federal Revenue Office. The Notice alleged the Company had imported a number of vessels into Brazil without properly completing the required importation documents and levied an assessment of $25.7 million. The Company intends to vigorously defend its position that the proposed assessment is erroneous and believes the resolution of this matter will not have a material effect on the Company's consolidated financial position or its results of operations. Of the levied assessment, $19.3 million relates to managed vessels. On August 17, 2012, the Company entered into a transfer agreement with the owner of these managed vessels. Under the terms of the agreement, the owner would be responsible to reimburse any potential payment in excess of $1.0 million in assessments and expenses.
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
As of September 30, 2012, the Company had capital purchase commitments of €107.6 million ($138.3 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of these non-hedged purchase commitments by $9.0 million, net of tax.

As of September 30, 2012, Era Group Inc., a subsidiary of the Company, had outstanding variable rate borrowings of $190.0 million under the terms of its senior secured revolving credit facility. The average borrowing rate as of September 30, 2012 was 3.2%. An adverse change of 10% in the underlying rate would result in additional annual interest expense of $0.1 million, net of tax.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2012. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.
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
ITEM 1A.     RISK FACTORS

The planned spinoff of our Aviation Services business segment may not occur as or when planned or at all, or could result in issues the Company does not yet anticipate. Unanticipated developments could delay, prevent the completion of, or otherwise adversely affect the planned spinoff of our Aviation Services business segment, including any problems or delays in obtaining financing, a favorable letter ruling from the Internal Revenue Service (“IRS”), or disruptions either in general market conditions or in the aviation industry. The transaction is also subject to final approval by the Company's board of directors. Completion of the planned spinoff may require significant time, effort, and expense, and may divert management's attention from other aspects of the Company's business operations, which could adversely affect those operations. Any delays in completion of the planned spin-off may increase the amount of time, effort, and expense that the Company devotes to the transaction. In addition, if the Company completes the planned spinoff, the actual results may differ materially from the results the Company anticipates. Specifically, the proposed transaction could adversely affect the Company's relationships with its customers or employees or disrupt its operations. The separated businesses could also face unanticipated problems in operating independently, and thus may not achieve the anticipated benefits of the separation.
The planned spinoff could result in significant tax liability to the Company or its shareholders. The planned spinoff of our Aviation Services business segment is conditioned upon the receipt of a private letter ruling from the IRS and an opinion from the Company's tax counsel that the distribution of Era Group Inc.'s common stock will not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss by the Company or its shareholders. Any private letter ruling and opinion that the Company receives will be subject to the continuing validity of any assumptions and representations reflected therein. In addition, an opinion from the Company's tax counsel is not binding on the IRS or a court. Accordingly, even if the Company receives a private letter ruling and an opinion, the IRS could determine that the distribution of Era Group Inc.'s common stock is a taxable transaction and a court could agree with the IRS. If the distribution of the Era Group Inc.'s common stock is a taxable transaction, the Company and its shareholders could have significant tax liabilities.
The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which are incorporated by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(2)
July 1 – 31, 2012	36,342	$86.19	—	$129,444,183
August 1 – 31, 2012	89,975	$86.79	—	$121,634,835
September 1 – 30, 2012	4,051	$86.17	—	$121,285,744
 ______________________

(1)	Excludes commissions of $4,076 or $0.03 per share.

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

SEACOR Holdings Inc. (Registrant)

DATE:	October 30, 2012	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board (Principal Executive Officer)

DATE:	October 30, 2012	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.