Form 10-K
period 2012-12-31
SEACOR HOLDINGS INC /NEW/
filed 2013-02-28
CIK 859598

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2012 was approximately $1,751,994,315 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of February 25, 2013 was 19,886,116.
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

i

ii

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
General
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries. “SEACOR” refers to SEACOR Holdings Inc., incorporated in 1989 in Delaware. “Common Stock” refers to the common stock, par value $.01 per share, of SEACOR. The Company’s fiscal year ended on December 31, 2012.
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
Segment and Geographic Information
SEACOR and its subsidiaries are in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas and shipping industries. The Company conducts its activities in five primary business segments:
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
On January 31, 2013, the Company completed the spin-off ("Spin-off") of Era Group Inc. ("Era Group"), the company that operated SEACOR's Aviation Services business segment, by means of a dividend to SEACOR's stockholders of all the issued and outstanding common stock of Era Group. Era Group filed a Registration Statement on Form 10 with the SEC, describing the Spin-off, that was declared effective on January 14, 2013. Prior to the Spin-off, SEACOR and Era Group entered into a Distribution Agreement and several other agreements that will govern the post-Spin-off relationship. Era Group is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol "ERA." Commencing with the three months ending March 31, 2013, the Company will report the historical financial position, results of operations and cash flows of Era Group as discontinued operations.
Inland River Services is primarily engaged in dry and liquid cargo transportation on the U.S. Inland River Waterways and the Gulf Intracoastal Waterways for a range of agricultural and industrial products. In addition, Inland River Services has interests in high-speed multi-modal terminal facilities and provides a broad range of services including machine shop, gear and engine repairs, and the repair of barges and towboats at strategic locations on the U.S. Inland River Waterways.
Shipping Services invests in, operates and leases a diversified fleet of U.S.-flag and foreign-flag marine transportation related assets including deep-sea cargo vessels and harbor tugs primarily servicing the U.S. coastwise petroleum trade and ships docking in the U.S. Gulf and East Coast ports.
The Company's Shipping Services business segment includes activities previously reported in prior annual filings as Marine Transportation Services and Harbor and Offshore Towing Services, which had previously been included in Other.
Alcohol Manufacturing operates an alcohol manufacturing, storage and distribution facility located in Pekin, IL through its subsidiary Illinois Corn Processing LLC ("ICP"). ICP produces, stores and distributes a variety of high quality alcohol used in food, beverage, industrial and petro-chemical end markets; and fuel grade ethanol. On February 1, 2012, the Company obtained a 70% controlling interest in ICP through an acquisition of a portion of its partner's interest.
Other has activities that primarily include:

•	emergency and crisis services activities;

•	agricultural commodity trading and logistics activities;

•	other activities, primarily lending and leasing activities; and

•	noncontrolling investments in various other businesses, primarily industrial aviation services businesses in Asia.
    Discontinued Operations
In prior annual filings, the Company reported its environmental activities under Environmental Services, which was conducted through SEACOR Environmental Services Inc. ("SES") and O'Brien's Response Management Inc. ("ORM"). SES included National Response Corporation ("NRC"), one of the largest providers of oil spill response services in the United States; NRC Environmental Services Inc., a leading provider of environmental and industrial services on the West Coast of the United States; SEACOR Response Ltd., which provides oil spill response and emergency response services to customers in international markets; and certain other subsidiaries (collectively the “SES Business”). On March 16, 2012, the Company sold the SES Business (the "SES Business Transaction") to J.F. Lehman & Company ("JFL"), a leading, middle-market private equity firm. For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of the SES Business as discontinued operations. On December 31, 2012, the Company contributed its interest in ORM to Witt Group Holdings, LLC ("Witt") in exchange for an equity interest in Witt Group Holdings, LLC, which was renamed Witt O'Brien's, LLC (the "ORM Transaction"). For all periods presented herein, the Company has reported the results of its emergency and crisis services activities through ORM under Other.

In prior annual filings, the Company reported its activities involving the purchase, storage, transportation and sale of energy and agricultural commodities and its interest in ICP under Commodity Trading and Logistics. On December 31, 2012, the energy commodity component of this business segment, SEACOR Energy Inc. ("SEI"), was sold to Par Petroleum Corporation. For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of SEI as discontinued operations. For all periods presented herein, the Company has reported the results of its interest in ICP under Alcohol Manufacturing and the agricultural commodity component of this business segment under Other.
Offshore Marine Services
Business
Offshore Marine Services operates a diverse fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. The vessels deliver cargo and personnel to offshore installations; handle anchors and mooring equipment required to tether rigs to the seabed; tow rigs and assist in placing them on location and moving them between regions; and carry and launch equipment such as remote operated vehicles or “ROVs” used underwater in drilling, well-completion and emergencies. In addition to supporting drilling activities, Offshore Marine Services' vessels support offshore construction and maintenance work, provide accommodations for technicians and specialists, and provide standby safety support and emergency response services. Offshore Marine Services also has a controlling interest in a business that owns and operates vessels primarily used to move personnel and supplies to offshore wind farms. On March 30, 2012, Offshore Marine Services acquired a fleet of lift boats, which operate in the U.S. Gulf of Mexico supporting well intervention, work-over, decommissioning and diving operations. Offshore Marine Services also offers logistics services in support of offshore oil and gas exploration, development and production operations, including shore bases, marine transport and other supply chain management services. Offshore Marine Services contributed 33%, 29% and 37% of consolidated operating revenues in 2012, 2011 and 2010, respectively.

Equipment and Services
The following tables identify the types of vessels that comprise Offshore Marine Services’ fleet as of December 31 for the indicated years. “Owned” are majority owned by the Company. “Joint Ventured” are owned by entities in which the Company does not have a controlling interest. “Leased-in” may either be vessels contracted from leasing companies to which the Company may have sold such vessels, or vessels chartered-in from other third party owners. “Pooled” are owned by entities not affiliated with Offshore Marine Services with the revenues or results of operations of these vessels being shared with the revenues or results of operations of certain vessels of similar type owned by Offshore Marine Services based upon an agreed formula. “Managed” are owned by entities not affiliated with the Company but operated by Offshore Marine Services for a fee. See Glossary of Vessel Types below for an explanation of the services they perform.

						Owned Fleet
	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total	Average Age	U.S.- Flag	Foreign- Flag
2012
Anchor handling towing supply	14	2	3	—	19	12	11	3
Crew	30	7	7	3	47	13	15	15
Mini-supply	5	2	2	—	9	12	1	4
Standby safety	24	1	—	—	25	32	—	24
Supply	10	2	9	5	26	9	4	6
Towing supply	2	1	—	—	3	10	—	2
Liftboats	18	2	—	—	20	15	18	—
Specialty	4	3	—	3	10	16	1	3
Wind farm utility	29	—	1	—	30	4	—	29
	136	20	22	11	189	14	50	86
2011
Anchor handling towing supply	14	2	3	—	19	11	12	2
Crew	32	7	7	3	49	12	17	15
Mini-supply	5	1	2	—	8	11	1	4
Standby safety	25	1	—	—	26	31	—	25
Supply	10	—	10	10	30	9	6	4
Towing supply	2	1	2	—	5	9	—	2
Liftboats	—	2	—	—	2	—	—	—
Specialty	3	3	—	3	9	15	—	3
Wind farm utility	28	—	1	—	29	3	—	28
	119	17	25	16	177	14	36	83
2010
Anchor handling towing supply	15	2	2	1	20	9	13	2
Crew	40	2	7	3	52	12	21	19
Mini-supply	5	1	3	—	9	10	1	4
Standby safety	25	1	—	—	26	31	—	25
Supply	11	—	7	9	27	8	7	4
Towing supply	4	1	2	1	8	13	—	4
Liftboats	—	2	—	—	2	—	—	—
Specialty	4	3	—	3	10	20	—	4
Wind farm utility	—	—	—	—	—	—	—	—
	104	12	21	17	154	16	42	62

Glossary of Vessel Types
Anchor handling towing supply (“AHTS”) vessels are used primarily to support offshore drilling activities in the towing, positioning and mooring of drilling rigs and other marine equipment. AHTS vessels are also used to transport supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations. The defining characteristics of AHTS vessels are horsepower (“bhp”), size of winch in terms of “line pull” and wire storage capacity. Offshore Marine Services’ fleet of AHTS vessels has varying capabilities and supports offshore mooring activities in water depths ranging from 300 to 8,000 feet. Most modern AHTS vessels are equipped with dynamic positioning (“DP”) systems1 to enable them to maintain a fixed position in close proximity to a rig or platform. As of December 31, 2012, eight of the 14 owned AHTS vessels were equipped with DP-2 and two were equipped with DP.
Crew boats are used primarily to move cargo and personnel to and from offshore drilling rigs, platforms and other installations. Historically, crew boats transported people and were also used to deliver “light” cargo such as personal effects, small machinery and small quantities of fuel and water. These boats also served as field standby vessels, moving personnel between platforms and providing emergency stand-by services. Older crew boats are generally 100 to 130 feet in length and are capable of 20 knots speed in light conditions and calm seas. Vessels built since 1998, also referred to as Fast Support Vessels (“FSVs”), range from 130 to 200 feet in length and are capable of speeds between 25 and 35 knots and have enhanced cargo carrying capacities enabling them to support both drilling operations and production services. Newer FSVs support deepwater drilling and production and are equipped with DP-2, firefighting equipment and ride control systems for greater comfort and performance. As of December 31, 2012, five of the 30 owned crew vessels were equipped with DP-2 and five were equipped with DP.
Mini-supply vessels are approximately 145 to 165 feet in length and typically carry deck cargo, liquid mud, methanol, diesel fuel and water. These vessels are typically used to support construction projects, maintenance work, certain drilling support activities and production support. In this vessel class, the new generation of vessels is also equipped with DP capability. As of December 31, 2012, three of the five owned mini-supply vessels were equipped with DP.
Standby safety vessels typically remain on location proximate to offshore rigs and production facilities to respond to emergencies. These vessels carry special equipment to rescue personnel and are equipped to provide first aid and shelter. These vessels sometimes perform a dual role, also functioning as supply vessels.
Supply vessels and towing supply vessels are generally more than 200 feet in length and are used to deliver cargo to rigs and platforms where drilling and work-over activity is underway or to support construction work by delivering pipe to vessels performing underwater installations. Supply vessels are distinguished from other vessels by the total carrying capacity (expressed as deadweight: “dwt”), available area of clear deck space, below-deck capacity for storage of mud and cement used in the drilling process and tank storage for water and fuel oil. Larger supply vessels usually have deck fittings to assist in handling cargo and are often fitted with a crane. The ability to hold station in open water and moderately rough seas is a key factor in differentiating supply vessels. To improve station keeping ability, most modern supply vessels have DP capabilities. Accommodations are also an important feature of supply vessels. As drilling becomes more complex, supply vessels often house third-parties who are specialists in various phases of the drilling process. Towing supply vessels perform similar cargo delivery functions to those handled by supply vessels. They are, however, equipped with more powerful engines (4,000 – 8,000 bhp) and winches, giving them the added capability to perform general towing functions, buoy setting and limited anchor handling work. As of December 31, 2012, four of the twelve owned supply and towing vessels were equipped with DP-2 and three were equipped with DP.
Lift boats provide a self-propelled, stable platform to perform production platform construction, inspection, maintenance and removal; well intervention and work-over; well plug and abandonment; pipeline installation and maintenance; and diving operations. Lift boats are categorized by the length of their jacking legs (160 ft. to 265 ft. for the Company's lift boats), which determines the water depth in which these vessels can work. Secondary features are crane lifting capacity and reach, clear deck area, electrical generating power and accommodation capacity.
Specialty vessels include anchor handling tugs, accommodation, line handling and other vessels. These vessels generally have specialized features adapting them to specific applications including offshore maintenance and construction services, freight hauling services and accommodation services.
______________________

1
The most technologically advanced DP systems have enhanced redundancy in the vessel’s power, electrical, computer and reference systems enabling vessels to maintain accurate position-keeping even in the event of failure of one of those systems (“DP-2”) and, in some cases, additionally in the event of fire and flood (“DP-3”).

Wind farm utility vessels are used primarily to move personnel and supplies to offshore wind farms. There are two main types of vessels; Windcats and Windspeeds. The Windcat series feature a catamaran hull with flush foredeck, providing a stable platform from which personnel can safely transfer to turbine towers, and are capable of speeds between 25 and 31 knots. The Windspeed series are rapid response vessels with a maximum speed of 38 knots, which are used for light work during the construction and operational periods of offshore wind farms. All the wind farm utility vessels have been built since 2004.

As of December 31, 2012, in addition to its existing fleet, Offshore Marine Services had new construction projects in progress including two foreign-flag, DP-3 catamarans scheduled for delivery in the first and second quarters of 2013; six U.S.-flag, DP-2 FSVs scheduled for delivery between the fourth quarter of 2013 and the fourth quarter of 2015; four U.S.-flag, DP-2 supply vessels for delivery between the third quarter of 2013 and first quarter of 2015; and four foreign-flag wind farm utility vessels scheduled for delivery throughout 2013.
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

	2012	2011	2010
United States, primarily U.S. Gulf of Mexico:
Anchor handling towing supply	12	12	12
Crew	21	24	28
Mini-supply	3	3	4
Supply	9	9	9
Towing supply	—	2	2
Liftboats	20	—	—
Specialty	1	2	2
	66	52	57
Africa, primarily West Africa:
Anchor handling towing supply	5	5	5
Crew	8	8	8
Mini-supply	2	2	—
Supply	3	3	3
Towing supply	2	2	3
Specialty	2	2	2
	22	22	21
Middle East:
Anchor handling towing supply	1	—	—
Crew	7	7	8
Mini-supply	2	2	4
Supply	3	3	3
Towing supply	—	—	2
Specialty	2	2	3
	15	14	20
Brazil, Mexico, Central and South America:
Anchor handling towing supply	—	1	1
Crew	7	6	6
Mini-supply	2	1	1
Supply	9	14	11
Specialty	4	4	4
	22	26	23
Europe, primarily North Sea:
Standby safety	25	26	26
Wind farm utility	30	29	—
	55	55	26
Asia:
Anchor handling towing supply	1	1	2
Crew	4	4	2
Supply	2	1	1
Towing Supply	1	1	1
Specialty	1	1	1
	9	8	7
Total Foreign Fleet	123	125	97
Total Fleet	189	177	154
United States, primarily U.S. Gulf of Mexico. As of December 31, 2012, 66 vessels were operating in the U.S. Gulf of Mexico, including 44 owned, 17 leased-in, three joint ventured and two pooled. Offshore Marine Services’ expertise in this market is deepwater anchor handling with its fleet of AHTS vessels, and exploration and production support with its fleet of crew and mini-supply vessels. Over the last few years, the market has split between the traditional shallow water shelf and the deepwater markets. In both markets, customers focus on price once they have identified a reliable operator who can provide available vessels with suitable capabilities for the job.

Africa, primarily West Africa. As of December 31, 2012, 22 vessels were operating in West Africa, including twelve owned, three leased-in, four joint ventured, one pooled and two managed. Offshore Marine Services' vessels operating in this area generally support large-scale, multi-year projects for major oil companies, primarily in Angola and Ghana. The other vessels in this region operate from ports in the Republic of the Congo and Gabon.
Middle East. As of December 31, 2012, 15 vessels were operating in the Middle East region, including twelve owned, two joint ventured, and one managed. Offshore Marine Services’ vessels operating in this area generally support activities in Azerbaijan, Egypt and countries along the Arabian Gulf and Arabian Sea, including the United Arab Emirates and Qatar.
Brazil, Mexico, Central and South America. As of December 31, 2012, ten vessels were operating in Brazil, including five owned and five managed, and eleven vessels were operating in Mexico, including two owned, one leased-in and eight joint ventured. In addition, one owned vessel was operating in Trinidad & Tobago.
Europe, primarily North Sea. As of December 31, 2012, 55 vessels were operating in the North Sea, including 53 owned, one leased-in and one joint ventured. The North Sea fleet provides standby safety and supply services. Demand in the North Sea market for standby services developed in 1991 after the United Kingdom passed legislation requiring offshore operators to maintain higher specification standby safety vessels. The legislation requires a vessel to “stand by” to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation. Demand for wind farm utility vessels has developed as a result of the recent growth in offshore wind turbines in the North Sea.
Asia. As of December 31, 2012, nine vessels were operating in Asia, including seven owned and two joint ventured. Offshore Marine Services’ vessels operating in this area generally support exploration programs. To date, Offshore Marine Services’ largest markets in this area have been Vietnam and Indonesia.
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
Offshore Marine Services’ principal customers are major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Consolidation of oil and gas companies through mergers and acquisitions over the past several years has reduced Offshore Marine Services’ customer base. In 2012, no single customer of Offshore Marine Services was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Offshore Marine Services accounted for approximately 49% of Offshore Marine Services’ operating revenues. The loss of one or a few of these customers could have a material adverse effect on Offshore Marine Services’ results of operations.
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
Risks of Foreign Operations
For the years ended December 31, 2012, 2011 and 2010, 56%, 69% and 53%, respectively, of Offshore Marine Services’ operating revenues were derived from its foreign operations.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Offshore Marine Services’ financial position and its results of operations. See the risk factor regarding “Risks from the Company’s international operations” in “Item 1A. Risk Factors.”

Aviation Services
Business
Aviation Services is one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the United States, which is its primary area of operations. Aviation Services also provides helicopters and related services to third-party helicopter operators in other countries. Aviation Services' helicopters are primarily used to transport personnel to, from and between offshore installations, drilling rigs and platforms. The primary users of its helicopter services are major integrated and independent oil and gas companies and the U.S. government. In addition to serving the oil and gas industry, Aviation Services provides helicopters under contract-lease, air medical services, firefighting support and Alaska flightseeing tours, among other activities.
Aviation Services provides a number of additional services through joint ventures that complement its core chartering and contract-leasing activities. It holds a 50% interest in a sales and manufacturing organization based in Canada that engineers and manufactures after-market helicopter parts and accessories for sale to helicopter manufacturers and operators, and distributes parts and accessories on behalf of other manufacturers. Aviation Services also holds a 50% interest in a training center based in Lake Charles, Louisiana, that provides instruction, flight simulator and other training to its employees, pilots working for third parties, other helicopter companies, including its competitors, and government agencies.
Aviation Services contributed 17%, 20% and 17% of consolidated operating revenues in 2012, 2011 and 2010, respectively.
Aviation Services' business is conducted through Era Group. On January 31, 2013, SEACOR distributed all of the outstanding shares of common stock of Era Group on a pro rata basis to holders of SEACOR common stock, following which Era Group became an independent publicly traded company.

Equipment and Services
The following tables identify the types of helicopters that comprise Aviation Services’ fleet and the number of those helicopters in the fleet as of December 31 for the indicated years. “Owned” are those helicopters owned by Aviation Services. “Joint Ventured” are those helicopters owned by entities in which Aviation Services does not have a controlling interest. “Leased-in” are those helicopters leased-in under operating leases. “Managed” are those helicopters owned by non-affiliated entities and operated by Aviation Services for a fee.

	Owned(1)	Joint Ventured	Leased-in	Managed	Total(2)	Max. Pass.(3)	Cruise Speed (mph)	Approx. Range (miles)	Average Age (years)(4)
2012
Light helicopters – single engine:
A119	17	7	—	—	24	7	161	270	6
AS350	35	—	—	—	35	5	138	361	16
	52	7	—	—	59
Light helicopters – twin engine:
A109	7	—	—	2	9	7	161	405	7
BK-117	—	—	4	2	6	9	150	336	N/A
EC135	17	—	2	—	19	7	138	288	4
EC145	3	—	—	—	3	9	150	336	4
	27	—	6	4	37
Medium helicopters:
AW139	32	1	—	—	33	12	173	426	4
Bell 212	13	—	—	—	13	11	115	299	34
Bell 412	6	—	—	—	6	11	138	352	31
Sikorsky 76 A/A++	6	—	1	—	7	12	155	348	26
Sikorsky 76 C/C++	8	—	—	2	10	12	161	348	6
	65	1	1	2	69
Heavy helicopters:
EC225	10	—	—	—	10	19	162	582	3
Total Fleet	154	8	7	6	175
 ______________________

(1)	Excludes two BO-105 light-twin helicopters removed from service and one AW139 medium helicopter delivered in 2012 but not operational until 2013.

(2)
As of December 31, 2012, Aviation Services had committed to purchase eleven new helicopters, consisting of one AW139 medium helicopter, five AW169 light-twin helicopters and five AW189 medium helicopters, which are not reflected in the table above. In addition, Aviation Services had outstanding options to purchase up to an additional nine AW139 medium helicopters and five AW189 medium helicopters.

(3)	In typical configuration for Aviation Services’ operations.

(4)	For owned fleet.

	Owned(1)	Joint Ventured	Leased-in	Managed	Total	Max. Pass.(2)	Cruise Speed (mph)	Approx. Range (miles)	Average Age (years)(3)
2011
Light helicopters – single engine:
A119	17	6	—	—	23	7	161	270	5
AS350	32	—	3	—	35	5	138	361	15
	49	6	3	—	58
Light helicopters – twin engine:
A109	7	—	—	2	9	7	161	405	6
BK-117	3	—	4	4	11	9	150	336	27
BO-105	4	—	—	—	4	4	138	276	21
EC135	13	—	2	—	15	7	138	288	4
EC145	3	—	—	3	6	9	150	336	3
	30	—	6	9	45
Medium helicopters:
AW139	25	1	—	—	26	12	173	426	3
Bell 212	14	—	—	—	14	11	115	299	33
Bell 412	6	—	—	—	6	11	138	352	30
Sikorsky 76 A/A++	6	—	2	2	10	12	155	348	25
Sikorsky 76 C/C++	8	—	—	1	9	12	161	348	5
	59	1	2	3	65
Heavy helicopters:
EC225	7	—	—	—	7	19	162	582	3
Total Fleet	145	7	11	12	175
 ______________________

(1)
Excludes one BO-105 light-twin helicopter removed from service and one EC225 heavy helicopter, two EC135 light-twin helicopters and four AW139 medium helicopters delivered in 2011 but not operational until 2012.

(2)	In typical configuration for Aviation Services’ operations.

(3)	For owned fleet.

	Owned(1)	Joint Ventured	Leased-in(2)	Managed	Total	Max. Pass.(3)	Cruise Speed (mph)	Approx. Range (miles)	Average Age (years)(4)
2010
Light helicopters – single engine:
A119	17	6	—	—	23	7	161	270	5
AS350	34	—	3	—	37	5	138	361	14
	51	6	3	—	60
Light helicopters – twin engine:
A109	7	—	—	2	9	7	161	405	4
BK-117	3	—	4	4	11	9	150	336	26
BO-105	7	—	—	—	7	4	138	276	23
EC135	10	—	2	—	12	7	138	288	5
EC145	3	—	—	3	6	9	150	336	2
	30	—	6	9	45
Medium helicopters:
AW139	22	—	—	—	22	12	173	426	3
Bell 212	15	—	—	—	15	11	115	299	32
Bell 412	6	—	—	—	6	11	138	352	29
Sikorsky 76 A/A++	6	—	2	2	10	12	155	348	24
Sikorsky 76 C/C++	8	—	—	1	9	12	161	348	4
	57	—	2	3	62
Heavy helicopters:
S61	3	—	—	—	3	19	138	497	41
EC225	6	—	—	—	6	19	162	582	2
	9	—	—	—	9
Total Fleet	147	6	11	12	176
 ______________________

(1)
Excludes one EC-120 light-single helicopter removed from service and one A119 light-single helicopter that was not placed into service until 2011. During 2012, one S76A medium helicopter and one BO-105 light-twin helicopter were removed from service and disassembled for spare parts.

(2)	Excludes three EC-120 light-single helicopters removed from service.

(3)	In typical configuration for Aviation Services’ operations.

(4)	For owned fleet.
Glossary of Helicopter Types:

•
Heavy helicopters, which have twin engines and a typical passenger capacity of 19, are primarily used in support of the deepwater offshore oil and gas industry, frequently in harsh environments or in areas with long distances from shore, such as those in the U.S. Gulf of Mexico, Brazil, Australia and the North Sea.

•
Medium helicopters, which mostly have twin engines and a typical passenger capacity of eleven to twelve, are primarily used to support the offshore oil and gas industry, search and rescue services, air medical services, firefighting activities and corporate uses.

•
Light helicopters, which may have single or twin engines and a typical passenger capacity of four to nine, are used to support a wide range of activities, including the shallow-water oil and gas industry, the mining industry, power line and pipeline surveying, air medical services, tourism and corporate uses.

Medium and heavy helicopters fly longer distances at higher speeds, can carry heavier payloads than light helicopters and are usually equipped with sophisticated avionics permitting them to operate in more demanding weather conditions and difficult climates. Medium and heavy helicopters are most commonly used for crew changes on large offshore production facilities and drilling rigs servicing the oil and gas industry. They are the preferred helicopters in international offshore markets, where facilities tend to be larger, the drilling locations more remote, and onshore infrastructure more limited.

As of December 31, 2012, in addition to its existing fleet, Aviation Services had one AgustaWestland AW139 medium helicopter that was delivered in 2012 and will become operational in 2013. As of December 31, 2012, Aviation Services had placed orders for eleven new helicopters, consisting of one AW139 medium helicopter, five AgustaWestland AW169 light twin helicopters and five AgustaWestland AW189 medium helicopters. The AW139 medium helicopter was delivered in January 2013. The AW189 medium helicopters are scheduled to be delivered in 2014 and 2015. Delivery dates for the AW169 light twin helicopters have yet to be determined. In addition, Aviation Services had outstanding options to purchase up to an additional nine AW139 medium helicopters and five AW189 medium helicopters. If these options are exercised, the helicopters will be delivered beginning in 2013 through 2016. Subsequent to December 31, 2012, the Company exercised an option to purchase one AW139 medium helicopter.
Markets
Aviation Services’ current principal markets for its transportation and search and rescue services to the offshore oil and gas exploration, development and production industry are in the U.S. Gulf of Mexico and Alaska. In addition, Aviation Services currently conducts international operations in support of oil and gas exploration, development and production activity, primarily in Brazil, parts of Europe, Asia and Mexico.
Demand for helicopters in support of the offshore oil and gas exploration, development and production industry, both in the United States and internationally, is affected by the level of offshore exploration and drilling activities, which in turn is influenced by a number of factors, including:

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
Helicopter services to the oil and mining industries in Alaska are provided on a contract or charter basis from bases in Valdez, Anchorage, the Kenai area and Deadhorse. In addition to supporting oil company activities in the Cook Inlet and along the North Slope of Alaska, Aviation Services operates a fixed base operation ("FBO") at Ted Stevens Anchorage International Airport, provides summer flightseeing tours and supports inland firefighting and mining operations. Aviation Services’ air medical services operations are primarily in the northeastern United States and Florida. In addition, Aviation Services contract-leases helicopters primarily to foreign operators in a number of locations in support of a wide variety of activities, and, in some instances, supports their operations with technical assistance, maintenance programs and sourcing of parts.
Seasonality
A significant portion of Aviation Services’ operating revenues and profits related to oil and gas industry activity is dependent on actual flight hours. The fall and winter months have fewer hours of daylight, particularly in Alaska and the North Sea, and flight hours are generally lower at these times. In addition, prolonged periods of adverse weather in the fall and winter months, coupled with the effect of fewer hours of daylight, can adversely impact operating results. In general, the months of December through February in the U.S. Gulf of Mexico and October through April in Alaska have more days of adverse weather conditions than the other months of the year. In the U.S. Gulf of Mexico, June through November is tropical storm season. During a tropical storm, Aviation Services is unable to operate in the area of the storm. However, flight activity may increase immediately before and after a storm due to the evacuation and return of offshore workers. The Alaska flightseeing operation is also seasonal with activity occurring only from late May until early September. There is less seasonality in Aviation Services’ contract-leasing activities.

Customers and Contractual Arrangements
Aviation Services’ principal customers in the U.S. Gulf of Mexico are major integrated and independent exploration and production companies and U.S. government agencies, primarily The Bureau of Safety and Environmental Enforcement (“BSEE”), a division of the U.S Department of the Interior. Aviation Services provides helicopters to BSEE under contract and provides services including the provision of flight crews, helicopter maintenance and management of flight operations. In Alaska, Aviation Services’ principal customers are oil and gas companies, mining companies and cruise line passengers. Internationally, Aviation Services typically contract-leases helicopters to local helicopter companies that operate Aviation Services’ helicopters under their own operating certificates and retain the operating risk. These companies in turn provide helicopter transportation services to oil and gas companies and other governmental agencies.
Aviation Services charters the majority of its helicopters through master service agreements, subscription agreements, day-to-day charter arrangements and contract-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled upon 30-days notice. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged. Contract-leases generally run from two to five years with no early cancellation provisions. Services provided under contract-leases can include only the equipment, or can include the equipment, logistical and maintenance support, insurance and personnel, or a combination thereof. The rate structure, as it applies to Aviation Services’ oil and gas contracts typically contains terms that limit its exposure to increases in fuel costs over a pre-agreed level. Fuel costs in excess of these levels are passed through to customers. Air medical services are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure or a fee per completed flight. Aviation Services operates some air medical contracts pursuant to which it charges a fee per flight, either to a hospital or insurance company. Other markets include international oil and gas industry support activities, agricultural support and general aviation activities. With respect to flightseeing aircraft, block space is allocated to cruise lines and seats are sold directly to customers. Aviation Services’ FBO operation sells fuel on an ad-hoc basis.
In 2012, no single customer of Aviation Services was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Aviation Services accounted for approximately 59% of Aviation Services’ operating revenues in 2012. The loss of one or a few of its customers could have a material adverse effect on Aviation Services’ results of operations.
Competitive Conditions
The helicopter industry is highly competitive. There are, however, barriers to entry as customers rely heavily on existing relationships, an established safety record, knowledge of site characteristics and access to appropriate facilities. Customers evaluate Aviation Services against its competitors based on a number of factors, including price; safety record; reliability of service; availability, adaptability and type of equipment; the availability and flexibility to provide incremental helicopters and different models from those primarily required; and operational experience.
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
Risks of Foreign Operations
Aviation Services operates worldwide. For the years ended December 31, 2012, 2011 and 2010, 22%, 28% and 24%, respectively, of Aviation Services’ operating revenues were derived from its foreign operations.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Aviation Services’ financial position and its results of operations. See the risk factor regarding “Risks from the Company’s international operations” in “Item 1A. Risk Factors.”

Inland River Services
Business
Inland River Services owns, operates, invests in and markets river transportation equipment primarily used for moving agricultural and industrial commodities, and chemical and petrochemical products, on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries, and the Gulf Intracoastal Waterways. Internationally, Inland River Services has joint venture interests in a transshipment terminal at the Port of Ibicuy, Argentina and operations on the Parana-Paraguay Rivers in Argentina and the Magdalena River in Colombia. In addition to its primary barge business, Inland River Services also owns, operates and invests in high-speed multi-modal terminal facilities for both dry and liquid commodities and provides a broad range of services including machine shop, gear and engine repairs, and the repair of barges and towboats at strategic locations on the U.S. Inland River Waterways.
Inland River Services contributed 14%, 15% and 11% of consolidated operating revenues in 2012, 2011 and 2010, respectively.

Equipment and Services
The following tables identify the types of equipment that comprise Inland River Services’ fleet as of December 31 for the indicated years. “Owned” are majority owned by the Company. “Joint Ventured” are owned by entities in which the Company does not have a controlling interest. “Leased-in” are leased-in under operating leases. “Pooled or Managed” are owned by entities not affiliated with Inland River Services with operating revenues and voyage expenses pooled with certain barges of similar type owned by Inland River Services and the net results allocated to participants based upon the number of days the barges participate in the pool or are owned by entities not affiliated with the Company but operated by Inland River Services for a fee. For “Pooled” barges, each barge owner is responsible for the costs of insurance, maintenance and repair as well as for capital and financing costs of its own equipment in the pool.

	Owned(1)	Joint Ventured	Leased-in	Pooled or Managed	Total
2012
Inland river dry cargo barges	683	172	2	587	1,444
Inland river liquid tank barges	73	—	—	8	81
Inland river deck barges	20	—	—	—	20
Inland river towboats					—
4,000 hp - 6,250 hp	3	13	—	—	16
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	12	2	—	—	14
Dry cargo vessel(2)	—	1	—	—	1
	792	188	2	595	1,577
2011
Inland river dry cargo barges	689	172	2	633	1,496
Inland river liquid tank barges	69	—	—	8	77
Inland river deck barges	20	—	—	—	20
Inland river towboats					—
4,000 hp - 6,250 hp	3	13	—	—	16
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	12	2	—	—	14
Dry cargo vessel(2)	—	1	—	—	1
	794	188	2	641	1,625
2010
Inland river dry cargo barges	634	172	2	580	1,388
Inland river liquid tank barges	68	—	2	10	80
Inland river deck barges	26	—	—	—	26
Inland river towboats					—
4,000 hp - 6,250 hp	3	13	—	—	16
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	13	2	—	—	15
Dry cargo vessel(2)	—	1	—	—	1
	745	188	4	590	1,527
______________________

(1)	Excludes three dry cargo barges and two towboats delivered in 2011 but not operational until 2012.

(2)	Argentine-flag.

The table below sets forth equipment types by geographic market as of December 31 for the indicated years.

	2012	2011	2010
United States:
Inland river dry cargo barges	1,266	1,318	1,216
Inland river liquid tank barges	77	73	80
Inland river deck barges	20	20	26
Inland river towboats
4,000 hp – 6,250 hp	9	9	9
3,300 hp – 3,900 hp	1	1	1
Less than 3,200 hp	10	12	13
	1,383	1,433	1,345
South America:
Inland river dry cargo barges	178	178	172
Inland river liquid tank barges	4	4	—
Inland river towboats
4,000 hp – 6,250 hp	7	7	7
1,700 hp – 3,200 hp	3	2	2
Less than 3,200 hp	1	—	—
Dry-cargo vessel	1	1	1
	194	192	182
	1,577	1,625	1,527
As of December 31 of the indicated year, the average age (in years) of Inland River Services’ owned and joint ventured fleet was as follows:

	2012	2011	2010
Dry cargo barges	7	6	6
Liquid tank barges – 10,000 barrel	14	15	14
Liquid tank barges – 30,000 barrel	9	11	10
Deck barges	5	4	3
Towboats(1)	37	37	37
 ______________________

(1)	Towboats have been upgraded and maintained to meet or exceed current industry standards.
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
As of December 31, 2012, in addition to its existing fleet, Inland River Services had new construction projects in progress for six 30,000 barrel liquid tank barges, five inland river towboats and two 10,000 barrel liquid tank barges all scheduled for delivery in 2013.
Markets
The market for Inland River Services is driven by supply and demand economics, which impacts prices, utilization and margins achieved by Inland River Services’ assets. The relationship between supply and demand reflects many factors, including:

•	the level of domestic and international production of the basic agricultural products to be transported (in particular, the yield from grain harvests);

•	the level of domestic and international consumption of agricultural products and the effect of these levels on the volumes of products that are physically moved into the export markets;

•	the level of domestic and worldwide demand for iron ore, steel, steel by-products, coal, ethanol, petroleum and other bulk commodities;

•	the strength or weakness of the U.S. dollar; and

•	the cost of ocean freight and fuel.
Within the United States and international markets, other local factors also have an effect on pricing and margins, including:

•	the supply of barges available to move the products;

•	the cost of qualified wheelhouse personnel;

•	the ability to position the barges to maximize efficiencies and utility in moving cargos both northbound and southbound;

•	the cost of alternative forms of transportation (primarily rail) and capacities at export facilities;

•	general operating logistics on the river network including size and operating status of locks and dams;

•	the effect of river levels on the loading capacities of the barges in terms of draft restrictions; and

•	foreign and domestic laws and regulations.
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
Customers and Contractual Arrangements
The principal customers for Inland River Services are major agricultural companies, major integrated oil companies and industrial companies. In 2012, no single customer of Inland River Services was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Inland River Services accounted for approximately 63% of Inland River Services’ revenues in 2012. The loss of one or a few of its customers could have a material adverse effect on Inland River Services’ results of operations.

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
Inland River Services’ 10,000 barrel liquid tank barges are either chartered-out on term contracts ranging from one to five years or marketed in the spot market.
Inland River Services’ 30,000 barrel liquid tank barges are either marketed as unit tows under term contracts ranging from one to two years or in the spot market.
Inland River Services' tank farm and dry-bulk handling facilities are marketed on a tariff system driven by throughput volume.
Inland River Services' fleeting operations generally charge a day rate for fleeting and a per shift fee for handling to and from docks and cleaning facilities.
Inland River Services' machine shop, gear and engine repairs, and repairs of towboats and barges are charged either on an hourly basis or on a fixed fee basis depending on the scope and nature of work.
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
The Company believes that 67% of the domestic dry cargo fleet is controlled by five companies and 55% of the domestic liquid barge industry fleet is controlled by five companies.
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
Shipping Services
Business
Shipping Services invests in, operates and leases a diversified fleet of U.S.-flag and foreign-flag marine transportation related assets including deep-sea cargo vessels and harbor tugs primarily servicing the U.S. coastwise petroleum trade and ships docking in the U.S. Gulf and East Coast ports. Additional assets and services include liner and short-sea transportation to and from ports in Florida, Puerto Rico, the Bahamas and Western Caribbean, a terminal support and bunkering operation in St. Eustatius, a U.S.-flag articulated tug and dry-bulk barge operating on the Great Lakes and technical ship management services. Shipping Services contributed 11%, 12% and 10% of consolidated operating revenues in 2012, 2011 and 2010, respectively.

Equipment and Services
The following tables identify the types of equipment that comprise Shipping Services' fleet as of December 31 for the indicated years. "Owned” are owned by Shipping Services. “Joint Ventured” are owned by entities in which Shipping Services does not have a controlling interest. “Leased-in” are leased-in under operating leases. “Managed” are owned by non- affiliated entities and operated by Shipping Services for a fee.

	Owned	Joint Ventured	Leased-in	Managed	Total
2012
U.S.-flag product tankers	5	—	2	1	8
U.S.-flag container vessel	—	—	—	1	1
U.S.-flag articulated tug-barge	—	1	—	—	1
U.S.-flag deck barges	—	5	—	—	5
U.S.-flag RORO(1) barges	—	2	—	—	2
Azimuth drive harbor tugs	12	—	3	—	15
Conventional drive harbor tugs	11	—	—	—	11
Ocean liquid tank barges	5	—	—	—	5
Foreign-flag RORO(1) vessels	7	—	—	—	7
	40	8	5	2	55
2011
U.S.-flag product tankers	5	—	2	—	7
U.S.-flag container vessel	—	—	—	1	1
U.S.-flag articulated tug-barge	—	—	—	—	—
U.S.-flag deck barges	—	—	—	—	—
U.S.-flag RORO(1) barges	—	—	—	—	—
Azimuth drive harbor tugs	15	—	—	—	15
Conventional drive harbor tugs	13	—	—	—	13
Ocean liquid tank barges	5	—	—	—	5
Foreign-flag RORO(1) vessels	8	—	—	—	8
	46	—	2	1	49
2010
U.S.-flag product tankers	6	—	2	—	8
U.S.-flag container vessel	—	—	—	1	1
U.S.-flag articulated tug-barge	—	—	—	—	—
U.S.-flag deck barges	—	—	—	—	—
U.S.-flag RORO(1) barges	—	—	—	—	—
Azimuth drive harbor tugs	15	—	—	—	15
Conventional drive harbor tugs	14	—	1	—	15
Ocean liquid tank barges	5	—	—	—	5
Foreign-flag RORO(1) vessels	8	—	—	—	8
	48	—	3	1	52
______________________

(1)	Roll on/Roll off ("RORO").

The table below sets forth Shipping Services’ fleet of owned and leased-in U.S.-flag double-hull product tankers as of December 31, 2012.

Name of Vessel	Capacity in barrels	Tonnage in “dwt”(1)	OPA 90 Retirement date	Type
Seabulk Trader	294,000	48,700	None	Double-hull
Seabulk Challenge	294,000	48,700	None	Double-hull
California Voyager(2)	341,000	45,000	None	Double-hull
Oregon Voyager(2)	341,000	45,000	None	Double-hull
Seabulk Arctic	340,000	46,000	None	Double-hull
Mississippi Voyager	340,000	46,000	None	Double-hull
Florida Voyager	340,000	46,000	None	Double-hull
______________________

(1)	Deadweight tons or “dwt”.

(2)	Leased-in vessel.
As of December 31, 2012, in addition to its existing fleet, Shipping Services had four U.S.-flag harbor tugs under construction all of which are scheduled for delivery in the second and third quarters of 2013.
Markets
Petroleum Transportation. In the domestic energy trade, oceangoing vessels transport fuel and other petroleum products primarily from production areas, refineries and storage facilities along the coast of the U.S. Gulf of Mexico to utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico, and the U.S. Atlantic and Pacific coasts. The number of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting fuel or petroleum products has fluctuated in recent years as vessels have reached the end of their useful lives or have been retired due to the requirements of the Oil Pollution Act of 1990 ("OPA 90") and newbuilds are placed into service.
Harbor Towing and Bunkering. In the domestic harbor towing trade, harbor tugs operate alongside oceangoing vessels during their docking and undocking procedures. As of December 31, 2012 Shipping Services' tugs were operating in various ports including three in Port Everglades, Florida, four in the Port of Tampa, Florida, two in Port Canaveral, Florida, seven in Port Arthur, Texas, four in Mobile, Alabama and three in Lake Charles, Louisiana. In addition, four tugs and five liquid tank barges were operating in St. Eustatius and one tug was operating under a bareboat charter arrangement.
Liner and Short-Sea Transportation. Roll on/Roll off ("RORO") vessels and barges, and deck barges provide cargo transportation services to and from ports in Florida, Puerto Rico, the Bahamas and the Western Caribbean for the shipment of containers, vehicles and project cargoes.
Customers and Contractual Arrangements
The primary purchasers of petroleum transportation services are multinational oil and gas companies, refining companies, oil trading companies and large industrial consumers of fuel with waterfront facilities. Services are generally contracted on the basis of short-term or long-term time charters, voyage charters, and contracts of affreightment or other transportation agreements tailored to the shipper's requirements. The primary purchasers of harbor towing and bunkering services are vessel owners and charterers including multi-national oil companies, major grain houses, private and public shipping companies. Services are contracted for using prevailing port tariff terms on a per-use basis. The primary purchasers of liner and short-sea transportation services are individuals and businesses consuming U.S. export goods in Puerto Rico, the Bahamas and Western Caribbean. Shipping Services also provides technical ship management services to ship owners. In 2012, no single customer of Shipping Services was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Shipping Services accounted for approximately 60% of its operating revenues in 2012. The loss of one or a few of these customers could have a material adverse effect on Shipping Services' results of operations.
Under a time charter, Shipping Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel and port charges. Under a bareboat charter, Shipping Services provides a vessel to a customer and the customer assumes responsibility for all operating expenses and risks of operation. Vessel charters may range from several days to several years. Voyage contracts are contracts to carry cargos on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargos that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton.

Competitive Conditions
Each of the markets in which Shipping Services operates is highly competitive. Primary direct competitors for petroleum transportation are other operators of U.S.-flag ocean-going tank vessels, operators of articulated tug-barge units and operators of refined product pipelines. Primary direct competitors for harbor towing and bunkering are operators of U.S.-flagged harbor tugs. The U.S. “Jones Act” shipping market is a trade that is not available to foreign-based competition. The most important competitive factors are pricing, vessel age and vessel availability to fit customer requirements. Primary direct competition for cargo liner transportation are other operators of cargo vessels operating between Florida ports, Puerto Rico, the Bahamas and the Western Caribbean.
Risks of Foreign Operations
Shipping Services' foreign operations consist of its liner transportation activities and terminal support and bunkering operations, which commenced operations in April 2011 and January 2008, respectively.
For the years ended December 31, 2012, 2011 and 2010, 17%, 15% and 10%, respectively, of Shipping Services’ operating revenues were derived from its foreign operations.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Shipping Services’ financial position and its results of operations. See the risk factor regarding “Risks from the Company’s international operations” in “Item 1A. Risk Factors.”
Alcohol Manufacturing
Business
The Company's alcohol manufacturing business is operated through ICP, which operates an alcohol manufacturing, storage and distribution facility located in Pekin, Illinois. The Company owns a 70% interest in ICP. A flexible production platform and infrastructure enables ICP to produce, store, and distribute a variety of high quality alcohol used in the food, beverage, industrial, and petrochemical end-markets as well as fuel grade ethanol. The capability to produce these specialized streams differentiates ICP from other fuel ethanol plants and positions it as a key supply partner to a broad customer base. Alcohol Manufacturing contributed 12% of consolidated operating revenues in 2012.
Products and Services
The Pekin dry mill facility has a nameplate capacity of 90 million gallons per year. The plant can operate in a wide variety of production scenarios in which product mix and run rates vary significantly. This flexibility enables ICP to adjust its operations to prevailing market conditions and customer demands, and maximize the value of its product portfolio.
ICP's location generally provides efficient access to raw materials and a variety of end-markets via barge, rail, and truck. Located on the banks of the Illinois River, ICP operates a river terminal that provides efficient transportation of bulk alcohol and distiller dried grains with solubles to desirable markets. The Pekin campus is serviced by a local short-line railroad giving ICP access to multiple Class 1 rail transportation options. Incoming and outgoing trucks have easy access to key Interstate corridors, placing several major metropolitan areas within economic reach of the facility. Additionally, Pekin is centrally located in the U.S Corn Belt, providing ample and cost-effective access to feedstock. Corn can also be brought in from other markets by rail or barge when the need arises.
Markets
The facility's distinctive production capabilities differentiate ICP and enable it to produce grades of alcohol that target markets that only a few other producers can service. ICP's customers include manufacturers in the food, beverage, household products, and petrochemical industries. These customers require alcohols which meet very individual specifications and formulations, often unique to the end-product. Some of these product streams are less commoditized than basic fuel ethanol, which enables ICP to realize higher margins and profitability.

Customers and Contractual Arrangements
The principal customers for ICP are major agricultural companies, major integrated oil companies and industrial companies. In 2012, no single customer of ICP was responsible for 10% or more of consolidated operating revenues. The ten largest customers of ICP accounted for approximately 100% of its revenues in 2012. The loss of one or a few of its customers would be unlikely to have a material adverse effect on ICP's results of operations due to its flexibility to produce a wide range of products and to quickly adjust to customer needs.
Competitive Conditions
ICP believes the primary barriers to effective competitive entry are the high capital cost of new facilities and the mature market in which it competes. ICP is positioned as a valued industrial ingredient supplier to a broad range of blue-chip customers in the beverage, food, and chemical markets. For these customers, high quality alcohol is a significant input to their manufacturing processes and end products. These customers demand tight product specifications which only high quality alcohol producers can meet. These capabilities create entrenched customer relationships and provide a competitive barrier against fuel ethanol producers that want to compete in these markets due to the consistent product quality and customer service.
Risk of Foreign Operations
For the year ended December 31, 2012, none of Alcohol Manufacturings operating revenues were derived from foreign operations.
Other has activities that primarily include:
Emergency and crisis services. Emergency and crisis services provides emergency preparedness and crisis response management services to oil, chemical and marine transportation clients, and government agencies in the United States and abroad. In the United States, these services are generally rendered to those clients who store, transport, produce or handle petroleum and certain non-petroleum oils that are subject to the provisions of OPA 90 and various other federal, state and municipal regulations. Internationally, these services may be required by legislation and regulation of countries, international maritime conventions and environmental covenants placed on clients by their lending institutions. Emergency and crisis services also provides emergency preparedness and response management services to governmental agencies arising from natural disasters and homeland security issues.
Agricultural commodity trading and logistics. Agricultural commodity trading and logistics is primarily focused on the global origination, trading and merchandising of sugar, rice and industrial salt. The group's involvement in these commodities pairs producers and buyers and arranges for the transportation and logistics of the product.
Other activities. Other activities primarily include the Company's lending and leasing activities.
Noncontrolling investments in various other businesses. Primarily includes industrial aviation services businesses in Asia.
Government Regulation
Regulatory Matters
The Company’s operations are subject to significant United States federal, state and local regulations, as well as international conventions and the laws of foreign jurisdictions where the Company operates its equipment or where the equipment is registered. The Company’s domestically registered vessels are subject to the jurisdiction of the United States Coast Guard ("USCG"), the National Transportation Safety Board (“NTSB”), the U.S. Customs and Border Protection, the U.S. Environmental Protection Agency and state environmental protection agencies for those jurisdictions in which the company operates, and the U.S. Maritime Administration, as well as to the rules of private industry organizations such as the American Bureau of Shipping. The Company's operations in Offshore Marine Services may, from time to time, fall under the jurisdiction of the U.S. Bureau of Safety and Environmental Enforcement and its Safety and Environmental Management System regulations ("SEMS"). These agencies and organizations establish safety standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards. The Company is also required to certify that its maritime operations adhere to relevant requirements of the U.S. Bureau of Safety and Environmental Enforcement and its Safety and Environmental Management System. Prior to the Spin-off of Aviation Services on January 31, 2013, the Company was subject to regulations pursuant to the Federal Aviation Act of 1958, as amended (“Federal Aviation Act”), and regulations of the Federal Aviation Administration ("FAA") applicable to a holder of an FAA Part 135 Air Taxi Certificate. The FAA regulates flight operations and, in this respect, has jurisdiction over Aviation Services’ personnel, aircraft, ground facilities and certain technical aspects of its operations. In addition to the FAA, the NTSB is authorized to investigate aircraft accidents and to recommend improved safety standards. Prior to the Spin-Off, the Company was also subject to the Communications Act of 1934, as amended, because of the use of radio facilities in Aviation Services’ operations.
Offshore Marine Services, Shipping Services and Inland River Services are subject to U.S. cabotage laws that impose certain restrictions on the ownership and operation of vessels in the U.S. coastwise trade (i.e., trade between points in the United States), including cargo. These laws are principally contained in 46 U.S.C. § 50501 and 46 U.S.C. Chapter 551 and related regulations and are commonly referred to collectively as the “Jones Act.” Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. For purposes of the Jones Act, a corporation, for example, must satisfy the following requirements to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the United States or of a state, territory or possession thereof; (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen; (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens; and (iv) at least 75% of each class or series of stock in such corporation must be owned by U.S. citizens within the meaning of the Jones Act. Should the Company fail to comply with the U.S. citizenship requirements of the Jones Act, it would be prohibited from operating its vessels in the U.S. coastwise trade during the period of such non-compliance. In addition, the Company could be subject to fines and its vessels could be subject to seizure and forfeiture for violations of the Jones Act and the related U.S. vessel documentation laws.
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
Shipping Services, Inland River Services and Offshore Marine Services operate vessels that are registered in the United States. Offshore Marine Services, Shipping Services and an Inland River Services’ joint venture operate vessels registered in a number of foreign jurisdictions. Vessels registered in these jurisdictions are subject to the laws of the applicable jurisdiction as to ownership, registration, manning and safety. In addition, the vessels are subject to the requirements of a number of international conventions that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the 1978 Protocol Relating to the International Convention for the Prevention of Pollution from Ships; (ii) the International Convention on the Safety of Life at Sea, 1974 and 1978 Protocols; and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”). Major revisions to STCW and its associated Code entered into force on January 1, 2012 with a five-year transitional period until January 1, 2017. The Company believes that its vessels registered in foreign jurisdictions are in compliance with all applicable material regulations and have all licenses necessary to conduct their business. In addition, vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the United Kingdom pursuant to the United Kingdom Safety Act.
The Maritime Labour Convention, 2006 (the “MLC”), which consolidates almost all of the 70 existing International Labour Organization maritime labour instruments in a single modern, globally applicable, legal instrument, goes into force on August 20, 2013. The MLC establishes comprehensive minimum requirements for working conditions of seafarers including, among other things, conditions of employment, hours of work, grievance and complaints procedures, accommodations, recreational facilities, food and catering, health protection, medical care, welfare, and social security protection. The MLC also provides a new definition of seafarer that now includes all persons engaged in work on a vessel in addition to the vessel's crew. Under this MLC definition, the Company may be responsible for proving that client and contractor personnel aboard vessels have contracts of employment that comply with the MLC requirements. It requires certain vessels that engage in international trade to maintain a valid Maritime Labour Certificate issued by their flag administration. The Company is developing and intends to implement a fleetwide action plan to comply with the MLC to the extent applicable to its vessels. The Company could also be responsible for the salaries and/or benefits of third parties that may board a Company vessel.
All of Shipping Services’ vessels, certain of Offshore Marine Services’ vessels and all of Inland River Services’ liquid tank barges are subject to periodic inspection and survey by, and drydocking and maintenance requirements of, the USCG and/or the American Bureau of Shipping and other marine classification societies. Moreover, to ensure compliance with applicable safety regulations, the USCG is authorized to inspect vessels at will.
In addition to the USCG, the Environmental Protection Agency, ("EPA"), the Office of Pipeline Safety, the BSEE and certain individual states regulate vessels, facilities and pipelines in accordance with the requirements of Oil Pollution Act of 1990 ("OPA 90") or under analogous state law. There is currently little uniformity among the regulations issued by these agencies.
When responding to third-party oil spills, Environmental Services (which consisted of the SES Business that was sold pursuant to the SES Business Transaction and ORM, the ownership of which was transferred to Witt pursuant to the ORM Transaction) enjoys immunity from liability under federal law and some state laws for any spills arising from its response efforts, except in the event of death or personal injury or as a result of its gross negligence or willful misconduct. It should be noted, however, that as a result of the Deepwater Horizon incident in 2010, some gaps have been identified in this responder immunity regime and actions are being taken by the response industry to seek modifications to existing law to remedy these gaps.
Environmental Compliance
As more fully described below, all of the Company’s businesses are, to some degree, subject to federal, state, local and international laws and regulations, as well as those of individual countries in which the Company operates, relating to environmental protection and occupational safety and health, including laws that govern the discharge of oil and pollutants into navigable and other U.S. waters. Violations of these laws may result in civil and criminal penalties, fines, injunctions or other sanctions.
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

Effective July 31, 2009, the OPA 90 regulations were amended to increase the liability limits for responsible parties for non-tank vessels to $1,000 per gross ton or $854,400, whichever is greater, and for tank vessels the maximum limits of liability are the greater of $3,200 per gross ton or $23,496,000. These liability limits do not apply (a) if an incident is caused by the responsible party’s violation of federal safety, construction or operating regulations or by the responsible party’s gross negligence or willful misconduct, (b) if the responsible party fails to report the incident or to provide reasonable cooperation and assistance in connection with oil removal activities as required by a responsible official or (c) if the responsible party fails to comply with an order issued under OPA 90.
Under OPA 90, with certain limited exceptions, all newly-built oil tankers carrying crude oil and petroleum products in U.S. waters must have double-hulls. Existing single-hull, double-side or double-bottom tank vessels, unless retrofitted with double-hulls, must be phased out of service by January 1, 2015, depending upon the vessel’s size, age and place of discharge.
OPA 90 expanded pre-existing financial responsibility requirements and requires tank vessel owners and operators to establish and maintain with the USCG evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. Under OPA, an owner or operator of a fleet of vessels may demonstrate evidence of financial responsibility in an amount sufficient to cover the vessels in the fleet having the greatest maximum liability under OPA 90. The Company has satisfied USCG regulations by providing evidence of financial responsibility demonstrated by commercial insurance and self-insurance. The regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which imposes liability for discharges of hazardous substances such as chemicals, similar to OPA 90, and provides compensation for cleanup, removal and natural resource damages. Liability per vessel under CERCLA is limited to the greater of $300 per gross ton or $5 million, unless the incident is caused by gross negligence, willful misconduct, or a violation of certain regulations, in which case liability is unlimited.
As a result of the Delaware River Protection Act, which was enacted by Congress in 2006, the OPA 90 limits of liability must be adjusted not less than every three years to reflect significant increases in the Consumer Price Index. The USCG, however, did not raise these limits in 2012 and it is unclear when it will take action to raise these liability limits.
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
Congress enacted the Coast Guard and Maritime Transportation Act of 2012 on December 20, 2012. This represents the first major piece of maritime legislation enacted by Congress since 2010. However, with regard to notable oil pollution legislation, it only contained one provision related to the investment amounts of certain funds in the Oil Spill Liability Trust Fund. It is unclear whether Congress will undertake new spill legislation in 2013 as a result of lessons learned from the Deepwater Horizon incident in 2010. If Congress passes spill legislation in 2013, the Company could be subject to greater potential liability or penalties if any of the Company's vessels has an incident or the Company could be required to comply with other requirements thereby increasing the Company's operating costs.
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

Since the 1990s, the Department of Justice ("DOJ") has been aggressively enforcing U.S. criminal laws against vessel owners, operators, managers, crewmembers, shoreside personnel, and corporate officers for actions related to violations of Annex I. Prosecutions generally involve violations related to pollution prevention devices, such as the oil-water separator, and include falsifying the Oil Record Book, obstruction of justice, false statements and conspiracy. Over the past ten years, the DOJ has imposed significant criminal penalties in vessel pollution cases and the vast majority of such cases did not actually involve pollution in the United States, but rather efforts to conceal or cover up pollution that occurred elsewhere. In certain cases, responsible shipboard officers and shoreside officials have been sentenced to prison. In addition, the DOJ has required defendants to implement a comprehensive environmental compliance plan (“ECP”). If the Company is subjected to a DOJ criminal prosecution, it could face significant criminal penalties and defense costs as well as costs associated with the implementation of an ECP.
The CWA, enacted in 1972, prohibits the discharge of “pollutants,” which includes oil or hazardous substances, into navigable waters of the United States and imposes civil and criminal penalties for unauthorized discharges. The CWA complements the remedies available under OPA 90 and CERCLA.
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
On February 11, 2011, the EPA and the USCG entered into a Memorandum of Understanding (“MOU”) outlining the steps the agencies will take to better coordinate efforts to implement and enforce the VGP. Under the MOU, the USCG will identify and report to EPA detected VGP deficiencies as a result of its normal boarding protocols for U.S.-flag and foreign-flag vessels. However, EPA retains responsibility and enforcement authority to address VGP violations. The Company has filed a Notice of Intent to be covered by the VGP for each of the Company’s ships. Failure to comply with the VGP may result in civil or criminal penalties. The current VGP expires on December 19, 2013. EPA published on December 8, 2011, a draft Vessel General Permit for public comment which will replace the current VGP; the final version of the replacement VGP is expected to be published on March 15, 2013. The 2013 replacement VGP could result in increased requirements that could result in increasing the Company’s operating costs.
Many countries have ratified and are thus subject to liability scheme adopted by the International Maritime Organization (the “IMO”) and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances. As these conventions calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates as of October 2012 and are approximate.
Under the 1969 Convention, except where the owner is guilty of actual fault, its liability is limited to $205 per gross ton (a unit of measurement for the total enclosed spaces within a vessel) with a maximum liability of $21.6 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $6.9 million plus $646.80 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $137.9 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.
Vessels trading to states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. The Company believes that its P&I insurance will cover any liability under the plan adopted by the IMO. See the discussion of Insurance below.

The United States is not a party to the 1969 Convention or the 1992 Protocol, and OPA 90, CERCLA, CWA and other federal and state laws apply in the United States as discussed above. In other jurisdictions where the 1969 Convention has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention.
The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001, which was adopted on March 23, 2001 and became effective on November 21, 2008, is a separate convention adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea, and in its exclusive economic zones, of states that are party to it. While the United States has not yet ratified this convention, vessels operating internationally would be subject to it, if sailing within the territories of those countries that have implemented its provisions. The Company believes that its vessels comply with these requirements.

The United States National Invasive Species Act (“NISA”) was enacted in 1996 in response to growing reports of harmful organisms being released into United States waters through ballast water taken on by vessels in foreign ports. The USCG adopted regulations under NISA in July 2004 that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering United States waters. These requirements can be met by performing mid-ocean ballast exchange, by retaining ballast water onboard the vessel, or by using environmentally sound ballast water treatment methods approved by the USCG. Mid-ocean ballast exchange is the primary method for compliance with the USCG regulations; alternative methods for ballast water treatment are still under development. Vessels that are unable to conduct mid-ocean ballast exchange due to voyage or safety concerns may discharge minimum amounts of ballast water, provided that they comply with record-keeping requirements and document the reasons they could not follow the required ballast water management requirements.
The USCG published a final rule on ballast water standards on March 23, 2012 which became effective on June 21, 2012. In most cases vessels will be required to install and operate a ballast water management system (“BWMS”) that has been approved by the USCG. A vessel's compliance date varies based upon the date of construction and ballast water capacity. All new vessels constructed on or after December 1, 2013, regardless of ballast water capacity, must comply on delivery. Existing vessels with a ballast water capacity between 1500 and 5000 cubic meters must comply by their first scheduled drydocking after January 1, 2014. Existing vessels with a ballast water capacity less than 1500 cubic meters or greater than 5000 cubic meters must comply by their first scheduled drydocking after January 1, 2016. If a vessel intends to install a BWMS prior to the applicable compliance date and the USCG has not yet approved systems appropriate for the vessel's class or type, the vessel may install an Alternate Management System (“AMS”) that has been approved by a foreign-flag administration pursuant to the IMO's International Convention for the Control and Management of Ships Ballast Water and Sediments, which was adopted on February 13, 2004 (the “BWM Convention”), if the USCG determines that it is at least as effective as ballast water exchanges. If an AMS is installed prior to the applicable compliance date, it may be used until five years after the compliance date, which should provide sufficient time for the manufacturer to obtain USCG approval. At present, however, no USCG-approved BWMSs are available.
In addition, states have enacted legislation or regulations to address invasive species through ballast water and hull cleaning management, and permitting requirements, which in many cases have also become part of the state’s VGP certification. For instance, California requires vessels to comply with state ballast water discharge and hull fouling requirements. Oceangoing vessels covered by the VGP are prohibited from discharging ballast water in Michigan waters unless the vessel meets Michigan state requirements and obtains a Michigan permit. New York required vessels to meet ballast water treatment standards by January 1, 2012 with technology that is not available today, but has granted extensions to this deadline until August 1, 2013. Other states may proceed with the enactment of similar requirements that could increase the costs of operating in state waters.
The Company's vessels are also subject to international ballast water management regulations including those contained in the BMW Convention. The Company complies with these regulations through ballast water management plans implemented on each of the vessels it operates. To meet existing and anticipated ballast water treatment requirements, the Company is developing and intends to implement a fleetwide action plan to comply with IMO, EPA, USCG and possibly more stringent U.S. state mandates which may require the installation and use of costly control technologies.
The United States Clean Air Act (as amended by the Clean Air Act Amendments of 1977 and 1990, the “CAA”) was enacted in 1970 and required the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. The CAA also requires states to submit State Implementation Plans (“SIPs”), which are designed to attain national health-based air quality standards throughout the United States, including major metropolitan and/or industrial areas. Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. The EPA and some states have each proposed more stringent regulations of air emissions from propulsion and auxiliary engineers on oceangoing vessels. For example, the California Air Resources Board of the state of California (“CARB”) has published regulations requiring oceangoing vessels visiting California ports to reduce air pollution through the use of marine distillate fuels once they sail within 24 miles of the California coastline effective July 1, 2009. CARB expanded the boundaries of where these requirements apply and began enforcing these new requirements on December 1, 2011. More stringent fuel oil requirements for marine gas oil went into effect on August 1, 2012.
The state of California also began on January 1, 2010, implementing regulations on a phased-in basis that require vessels to either shut down their auxiliary engines while in port in California and use electrical power supplied at the dock or implement alternative means to significantly reduce emissions from the vessel’s electric power generating equipment while it is in port. Generally, a vessel will run its auxiliary engines while in port in order to power lighting, ventilation, pumps, communication and other onboard equipment. The emissions from running auxiliary engines while in port may contribute to particulate matter in the ambient air. The purpose of the regulations is to reduce the emissions from a vessel while it is in port. The cost of reducing vessel emissions while in port may be substantial if the Company determines that it cannot use or the ports will not permit the Company to use electrical power supplied at the dock. Alternatively, the ports may pass the cost of supplying electrical power at the port to us, and the Company may incur additional costs in connection with modifying the Company’s vessels to use electrical power supplied at the dock.
Annex VI of MARPOL, addressing air emissions from vessels, came into force in the United States on January 8, 2009 and requires the use of low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. By July 1, 2010, amendments to MARPOL required all diesel engines on vessels built between 1990 and 2000 to meet a Nitrous Oxide (“NOx”) standard of 17.0g-NOx/kW-hr. On January 1, 2011, the NOx standard was lowered to 14.4 g-NOx/kW-hr and on January 1, 2016, it will be further lowered to 3.4 g-NOx/kW-hr, for vessels operating in a designated Emission Control Area (“ECA”).
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
In addition, the EPA received approval of the IMO, in coordination with Environment Canada, to designate all waters, with certain limited exceptions, within 200 nautical miles of Hawaii and the U.S. and Canadian coasts as ECAs. The North American ECA went into effect on August 1, 2012 limiting the sulfur content in fuel that is burned as described above. Beginning in 2016, NOx after-treatment requirements become applicable in this ECA as well. Furthermore, on July 15, 2011, the IMO officially adopted amendments to MARPOL to designate certain waters around Puerto Rico and the U.S. Virgin Islands as the United States – Caribbean ECA, where stringent international emission standards will also apply to ships. For this area, the effective date of the first-phase fuel sulfur standard is January 2014, and the second phase begins in 2015. Stringent NOx engine standards begin in 2016.
After the August 1, 2012 effective date of the North American ECA, ships operating within 200 miles of the U.S. coast are required to burn 1% sulfur content fuel oil as of August 1, 2012 (when the ECA goes into effect) and they will be required to burn 0.1% sulfur content fuel oil as of January 1, 2015. The Company has one U.S.-flag product tanker that cannot safely burn 0.1% fuel oil without minor modification to its fuel system. EPA has received approval at IMO to exempt and has exempted steamships from the 0.1% sulfur content fuel oil requirement until 2020.
Annex VI of Marpol contains a set of requirements for survey and issuance of International Air Pollution Prevention ("IAPP") certificates for vessels. As of January 1, 2013, Energy Efficiency Regulations were added to Annex VI of Marpol requiring all vessels over 500 gross tons to have a so-called Ship Energy Efficiency Plan ("SEEMP"). Existing ships will be issued with a new Energy Efficiency Certificate at their next IAPP survey. New vessels will have to be issued with an energy efficiency index, which is a measure of the efficiency of the vessel's power plant and its hull form, and it will be quantified as the tons of Carbon Dioxide ("CO2") produced against the work done, which will be a factor of the distance times the cargo weight.
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
Under MARPOL Annex V, which governs the discharge of garbage from ships, the special area for the Wider Caribbean region including the Gulf of Mexico and the Caribbean Sea went into effect on May 1, 2011. MARPOL defines certain sea areas as “special areas,” in which, for technical reasons relating to their oceanographical and ecological condition and to their sea traffic, the adoption of special mandatory methods for the prevention of sea pollution is required. Under MARPOL, these special areas are provided with a higher level of protection than other areas of the sea.

In addition, new regulations addressing garbage management went into effect on January 1, 2013 pursuant to action taken by the IMO's Marine Environment Protection Committee at its sixty-second session in July 2011 after a comprehensive review of MARPOL Annex V. The new regulations impose stricter garbage management procedures and documentation requirements for all vessels and fixed and floating platforms, which will potentially have major implications for industry. as discussed below. The most significant change in the new regulations is its general approach to garbage management. Under the current regulations, discharge of garbage into the sea was generally allowed unless specifically prohibited or limited. This concept is reversed in the new regulations, which impose a general prohibition on the discharge of all garbage unless the discharge is expressly provided for under the regulations. The new regulations allow the limited discharge of only four of these categories: food waste, cargo residues and certain operational wastes not harmful to the marine environment, and carcasses of animals carried as cargo. Combined with the general prohibition on the discharge of garbage outside these limited categories, the new regulations greatly reduce the amount of garbage that vessels will be able to dispose of at sea and will increase the Company's costs of disposing garbage remaining on board vessels at their port calls.
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
With regard to the regulation of greenhouse gas emissions, international conventions and federal, state and local laws and regulations have been considered or implemented to address the effects of such emissions on the environment. At the international level, the United Nations Framework Convention on Climate Change (the “Climate Change Convention”) entered into force on March 21, 1994 and provides an international framework for countries to negotiate specific international accords or protocols to establish binding limitations on greenhouse gas emissions. Pursuant to the Kyoto Protocol to the Climate Change Convention, which was adopted in Kyoto, Japan in December 1997 and entered into force on February 6, 2005 (the "Kyoto Protocol"), countries that are parties to the Climate Change Convention are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which are suspected of contributing to global warming. The detailed rules for the implementation of the Kyoto Protocol were adopted in Marrakesh, Morocco in 2001 and provided for an initial commitment period of 2008 to 2012, during which its parties were committed to achieving certain emission reduction targets.
At various United Nations climate change conferences, working groups have generally sought to establish emission reduction targets for developed countries, formulate a new climate change treaty and secure an extension of the Kyoto Protocol emissions limits to the extent that such a treaty is not yet achievable. On December 8, 2012, in Doha, Qatar, the Doha Amendment to the Kyoto Protocol was adopted to add a second commitment period running from January 1, 2013 to December 31, 2020, during which the parties will be committed to certain reduction targets for greenhouse gas emissions. Once it is in force, the Doha Amendment will continue the Kyoto Protocol as a transitional measure and will establish a proposal for a more comprehensive international agreement for the post-2020 period to be agreed by 2015.
The IMO's second study of greenhouse gas emissions from the global shipping fleet, which concluded in 2009, predicted that, in the absence of appropriate policies, greenhouse emissions from ships may increase by 150% to 200% by 2050 due to expected growth in international seaborne trade. The IMO has announced its intention to develop limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits.
The European Union (“EU”) had indicated its intention to propose an expansion of the existing EU emissions trading scheme to include emissions of greenhouse gases from vessels, particularly if no international maritime emissions reduction targets were agreed to through the IMO or the Climate Change Convention by the end of 2011. In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the EU's greenhouse gas reduction commitment. Due to the failure of the

IMO and the Climate Change Convention conferences to agree on global reduction measures, the European Commission is currently considering possible action in 2013 to introduce monitoring, reporting and verification of greenhouse gas emissions from maritime transport as a first step towards measures to reduce such emissions. After the adoption of the Doha Amendment extending the Kyoto Protocol, it is likely that the probability that the EU may adopt specific measures on greenhouse gas control has increased.
In the United States, pursuant to an April 2007 decision of the U.S. Supreme Court, the EPA was required to consider whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the CAA. In October 2007, the California Attorney General and a coalition of environmental groups petitioned the EPA to regulate greenhouse gas emissions from oceangoing vessels under the CAA. On January 1, 2009, the EPA began, for the first time, to require large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions. On December 1, 2009, the EPA issued an “endangerment finding” regarding greenhouse gases under the CAA. While this finding in itself does not impose any requirements on industry or other entities, the EPA is in the process of promulgating regulations of greenhouse gas emissions. To date, the regulations proposed and enacted by the EPA have not involved ocean-going vessels.

Any future adoption of climate control treaties, legislation or other regulatory measures by the United Nations, IMO, EU, United States or other countries where the Company operates that restrict emissions of greenhouse gases could result in financial and operational impacts on the Company's business (including potential capital expenditures to reduce such emissions) that the Company cannot predict with certainty at this time. In addition, there may be significant physical effects of climate change from such emissions that have the potential to negatively impact the Company's personnel and physical assets and reduce the demand for the services offered by the Company.
The Company manages exposure to losses from the above-described laws through its efforts to use only well-maintained, well-managed and well-equipped facilities and vessels and its development of safety and environmental programs, including a maritime compliance program and its insurance program. The Company believes it will be able to accommodate reasonably foreseeable environmental regulatory changes subject to the comments above. There can be no assurance, however, that any future regulations or requirements or that any discharge or emission of pollutants by the Company will not have a material adverse effect on the Company's business, financial position or its results of operations.
Security
Heightened awareness of security needs brought about by the events of September 11, 2001 has caused the USCG, the IMO, states and local ports to adopt heightened security procedures relating to ports and vessels.
Specifically, on November 25, 2002, the Maritime Transportation Security Act of 2002 (“MTSA”) was signed into law. To implement certain portions of MTSA, in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, the IMO adopted amendments to the International Convention for the Safety of Life at Sea (“SOLAS”), known as the International Ship and Port Facilities Security Code (the “ISPS Code”), creating a new chapter dealing specifically with maritime security. The new chapter came into effect in July 2004 and imposes various detailed security obligations on vessels and port authorities. Among the various requirements under MTSA and/or the ISPS Code are:

•	onboard installation of automatic information systems to enhance vessel-to-vessel and vessel-to-shore communications;

•	onboard installation of ship security alert systems;

•	the development of vessel and facility security plans;

•	the implementation of a Transportation Worker Identification Credential program; and

•	compliance with flag state security certification requirements.
The USCG regulations, which are intended to align with international maritime security standards, generally deem foreign-flag vessels to be in compliance with MTSA vessel security measures provided such vessels have onboard a valid International Ship Security Certificate that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code. U.S.-flag vessels, however, must comply with all of the security measures required by MTSA, as well as SOLAS and the ISPS Code if engaged in international trade.
We believe that the Company has implemented the various security measures required by the MTSA, SOLAS and the ISPS Code in light of the new requirements. Specifically, the Company has implemented security plans and procedures for each of its U.S.-flag vessels and its terminal operation in Sauget, Illinois pursuant to rules implementing the MTSA that have been issued by the USCG. The Company’s U.S.-flag vessels subject to the requirements of ISPS, and foreign-flag vessels are all in compliance with ISPS requirements effective July 1, 2004.
Under the International Safety Management Code (“ISM Code”) promulgated by the IMO, vessel operators are required to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating their vessels safely and describing procedures for responding to emergencies. The Company has developed such a safety management system. The ISM Code also requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel's management with code requirements for a safety management system. No vessel can obtain a certificate unless its operator has been awarded a document of compliance issued by the administration of that vessel's flag state or as otherwise permitted under SOLAS.
All of the Company's vessels over 500 gross tons are required to be certified under the standards promulgated by the IMO in its ISM Code safety and pollution prevention protocols. The Company also voluntarily complies with these protocols on some vessels under the 500 gross tons mandatory threshold. The ISM Code requires a document of compliance to be obtained for the vessel manager and a safety management certificate to be obtained for each vessel that it operates. The Company has obtained documents of compliance for its shore side offices that have responsibility for vessel management and safety management certificates for each of the vessels that such offices manage. These documents of compliance and safety management certificates must be verified or renewed periodically (annually or less frequently, depending on the type of document) in accordance with the ISM Code.
IMO regulations also require owners and operators of vessels to adopt Shipboard Oil Pollution Emergency Plans, or SOPEPs. Periodic training and drills for response personnel and for vessels and their crews are required. To the extent that Company vessels carry noxious liquid substances, Company has adopted Shipboard Marine Pollution Emergency Plans, or SMPEPs, which cover potential releases not only of oil but of any noxious liquid substances. A SMPEP under Regulation 17 of Annex II of MARPOL requires all vessels of 150 or more gross tons transporting noxious liquid substances in bulk to carry on board an approved marine pollution emergency plan for noxious liquid substances.
Noncompliance with the ISM Code and other IMO regulations may subject the shipowner or charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. For example, the USCG authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from trading to United States ports.
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
Employees
As of December 31, 2012, the Company employed 5,316 individuals directly and indirectly through crewing or manning agreements. Substantially all indirect employees support Offshore Marine Services’ vessel operations.
As of December 31, 2012, Offshore Marine Services employed 761 seafarers in the North Sea, some of whom were members of a union under the terms of an ongoing agreement. In the United States, a total of 321 employees in Shipping Services were unionized under collective bargaining agreements that expire at varying times through September 30, 2017.
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

A prolonged material downturn in oil and natural gas prices is likely to cause a substantial decline in expenditures for exploration, development and production activity, which would result in a decline in demand and lower rates for the Company’s offshore energy support services and petroleum product transportation services. Moreover, for the year ended December 31, 2012, approximately 44% of Offshore Marine Services’ operating revenues were earned in the U.S. Gulf of Mexico and are therefore dependent on levels of activity in that region, which may differ from levels of activity in other regions of the world.
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
The Company engages in hedging activities which expose it to risks. The Company for corporate purposes and also as part of its trading activities, may use futures and swaps to hedge risks, such as escalation in fuel costs, agricultural materials, movements in foreign exchange rates and interest rates. The Company may also purchase inventory in larger than usual levels to lock in costs when it believes there may be large increases in the price of raw materials or other materials used in its businesses. Such purchases expose the Company to risks of meeting margin calls and drawing on its capital, counterparty risk due to failure of an exchange or institution with which it has done a swap, incurring higher costs than competitors or similar businesses that do not engage in such strategies, and losses on its investment portfolio. Such strategies can also cause earnings to be volatile.

The Company’s operations in the U.S. Gulf of Mexico have been adversely impacted by the Deepwater Horizon drilling rig accident and resulting oil spill. On April 22, 2010, the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico, sank after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Macondo well (the “Deepwater Horizon/BP Macondo Well Incident”). The Company’s Offshore Marine Services segment has extensive operations in the U.S. Gulf of Mexico, which, along with those of certain of its customers, may be adversely impacted by, among other factors:

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

•	unplanned customer suspensions, cancellations, rate reductions or non-renewals of commitments to charter vessels or failures to finalize commitments to charter vessels;

•	new or additional government regulations or laws concerning drilling operations in the U.S. Gulf of Mexico and other regions; and

•	the cost or availability of relevant insurance coverage.
Any one or a combination of these factors could reduce revenues, increase operating costs and have a material adverse effect on the Company’s financial position and its results of operations.
The Company could incur liability in connection with its provision of spill response services. Prior to the disposition of the SES Business and the ORM Transaction, the Company provided spill and emergency response services, including in response to the Deepwater Horizon/BP Macondo Well Incident. Several of the Company’s business segments are currently defendants in litigation arising from the Deepwater Horizon/BP Macondo Well Incident and the Company expects it may be named in additional litigation regarding its response services. Although companies are generally exempt in the United States from liability under the CWA for their own actions and omissions in providing spill response services, this exemption might not apply if a company were found to have been grossly negligent or to have engaged in willful misconduct, or if it were to have failed to provide these services consistent with the National Contingency Plan or as otherwise directed under the CWA. In addition, the exemption under the federal CWA would not protect a company against liability for personal injury or wrongful death claims, or against prosecution under other federal or state laws. All of the coastal states of the United States in which the Company provides services have adopted similar exemptions, however, several inland states have not. If a court or other applicable authority were to determine that the Company does not benefit from federal or state exemptions from liability in providing emergency response services, or if the other defenses asserted by the Company and its business segments are rejected, the Company could be liable together with the local contractor and the responsible party for any resulting damages, including damages caused by others, subject to the indemnification provisions and other liability terms and conditions negotiated with its domestic clients. In the international market, the Company does not benefit from the spill response liability protection provided by the CWA and, therefore, is subject to the liability terms and conditions negotiated with its international clients, in addition to any other defenses available to the Company and its business segments. In connection with claims relating to clean-up operations following the Deepwater Horizon/BP Macondo Well Incident, the responsible party acknowledged and agreed to indemnify and defend one of the Company’s business segments pursuant and subject to certain contractual agreements.
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
The Company could incur liability in connection with certain obligations relating to the Deepwater Horizon incident. In connection with the Deepwater Horizon/BP Macondo Well Incident, BP Exploration & Production, Inc. and BP America Production Company engaged the services of ORM and NRC, each of which was a subsidiary of the Company at the time operating in the Company's now discontinued Environmental Services segment. ORM and NRC were subsequently made defendants in litigation arising from the Deepwater Horizon/BP Macondo Well Incident and the Company expects that these entities may be named in additional litigation regarding their response services. In connection with claims relating to clean-up operations following the Deepwater Horizon/BP Macondo Well Incident, the responsible party acknowledged and agreed to indemnify and defend ORM and NRC pursuant and subject to certain contractual agreements and potential limitations. On December 31, 2012, the Company contributed its interest in ORM to Witt in exchange for an equity interest in Witt. In connection with this Transaction, the Company entered into an indemnification agreement pursuant to which it agreed to indemnify Witt and certain of its affiliates for damages relating to specified claims arising from the Deepwater Horizon/BP Macondo Well Incident to the extent the responsible party breaches its indemnity obligations or is not obligated to indemnify ORM, and certain claims under the Fair Labor Standards Act asserting failure to pay overtime with respect to individuals who provided service on the spill response to such incident, subject to a negotiated cap. On March 16, 2012, the Company sold NRC to JFL. In connection with this transaction, the Company entered into an indemnification agreement pursuant to which it agreed to indemnify JFL and certain of its affiliates for damages relating to specified claims arising from the Deepwater Horizon/BP Macondo Well Incident to the extent the responsible party breaches its indemnity obligations or is not obligated to indemnify NRC, subject to a negotiated cap subject to a post-closing working capital adjustment and contingent consideration equal to a portion of the revenue generated by any extraordinary oil spill response that occurs within three years following the closing. As a result of these arrangements, the Company may be faced with significant monetary payments that could materially and adversely affect the Company's financial position and its results of operations.
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
Increased domestic and international laws and regulations may adversely impact the Company. Changes in laws or regulations regarding offshore oil and gas exploration and development activities, including those imposed in the aftermath of the Deepwater Horizon/BP Macondo Well Incident, may increase the Company's costs and the costs of its customers' operations and may influence decisions by customers or other industry participants that could reduce the demand for the Company’s services, which would have a negative impact on the Company’s Offshore Marine Services segment.
Risks from the Company’s international operations. The Company operates vessels and transacts other business worldwide. Its ability to compete in international markets may be adversely affected by foreign government regulations that favor or require the awarding of contracts to local competitors, or that require foreign persons to employ citizens of, or purchase supplies from, a particular jurisdiction. Further, the Company’s foreign subsidiaries may face governmentally imposed restrictions on their ability to transfer funds to their parent company.
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

Unstable political, military and economic conditions in foreign countries where a significant proportion of Offshore Marine Services’ operations are conducted could adversely impact the Company’s business. During the year ended December 31, 2012, approximately 56% of Offshore Marine Services’ operating revenues resulted from its foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist attacks, piracy, kidnapping, nationalization of assets, currency restrictions, import or export quotas and other forms of public and government regulation, all of which are beyond the Company’s control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and gas industry and, correspondingly, on the Company should Offshore Marine Services operate vessels in a country subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupts its operations.
Offshore Marine Services, Inland Rive Services and Shipping Services rely on several customers for a significant share of their revenues, the loss of any of which could adversely affect each of their businesses and operating results. The portion of Offshore Marine Services’, Inland River Services and Shipping Services’ revenues attributable to any single customer may change over time, depending on the level of relevant activity by any such customer, the segment’s ability to meet the customer’s needs and other factors, many of which are beyond the Company’s control. The loss of any large customer or several mid-size customers could have a material and adverse effect on such segment’s or the Company’s financial position or its results of operations.
Consolidation of the Company’s customer base could adversely affect demand for its services and reduce its revenues. In recent years, oil and natural gas companies, energy companies and drilling contractors have undergone substantial consolidation and additional consolidation is possible. Consolidation results in fewer companies to charter or contract for the Company’s services. Also, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies integrate operations to increase efficiency and reduce costs. Less promising exploration and development projects of a combined company may be dropped or delayed. Such activity may result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation, which could adversely affect demand for the Company’s Offshore Marine Services’ vessels and Shipping Services’ tankers thereby reducing the Company’s revenues.
The Company may be unable to maintain or replace its offshore support vessels as they age. As of December 31, 2012, the average age of the Company’s Offshore Marine Services’ vessels, excluding its standby safety and wind farm utility vessels, was approximately 13 years. The Company believes that after an offshore support vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. The Company may be unable to carry out drydockings of its vessels or may be limited by insufficient shipyard capacity, which could adversely affect its ability to maintain its vessels. In addition, market conditions may not justify these expenditures or enable the Company to operate its older vessels profitably during the remainder of their economic lives. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels.
An increase in the supply of offshore support vessels or U.S.-flag product tankers could have an adverse impact on the charter rates earned by the Company’s offshore support vessels and U.S.-flag product tankers. Expansion of the supply of the worldwide offshore support vessel fleet would increase competition in the markets in which Offshore Marine Services operates. The refurbishment of disused or “mothballed” vessels, conversion of vessels from uses other than oil and gas exploration and production support and related activities or construction of new vessels could all add vessel capacity to current worldwide levels. A significant increase in vessel capacity could lower charter rates and result in lower operating revenues. Similarly, should competitors in the domestic petroleum and chemical product tanker industry construct a significant number of new tankers or large capacity integrated or articulated tug and barge units, demand for tanker assets could be adversely affected.
If the Company does not restrict the amount of foreign ownership of its Common Stock, it could be prohibited from operating offshore support vessels, inland river vessels and barges and tankers in the United States, which would adversely impact its business and operating results. The Company is subject to the Jones Act, which governs, among other things, the ownership and operation of offshore support vessels, tankers and barges used to carry cargo between U.S. ports. The Jones Act requires that vessels engaged in the U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. Although SEACOR’s Restated Certificate of Incorporation and by-laws contain provisions intended to assure compliance with these provisions of the Jones Act, a failure to maintain compliance would adversely affect the Company’s financial position and its results of operations and the Company would be prohibited from operating vessels in the U.S. coastwise trade during any period in which the Company does not comply or cannot demonstrate to the satisfaction of the relevant governmental authorities the Company’s compliance with the Jones Act. In addition, the Company could be subject to fines and its vessels could be subject to seizure and forfeiture for violations of the Jones Act and the related U.S. vessel documentation laws.

Repeal, Amendment, Suspension or Non-Enforcement of the Jones Act would result in additional competition for Offshore Marine Services, Shipping Services and Inland River Services and could have a material adverse effect on the Company’s business. A substantial portion of the operations of Offshore Marine Services, Shipping Services and Inland River Services are conducted in the U.S. coastwise trade. Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. There have been attempts to repeal or amend such provisions, and such attempts are expected to continue in the future. Repeal, substantial amendment or waiver of such provisions would result in additional competition from vessels built in lower-cost foreign shipyards, owned and manned by foreign nationals with promotional foreign tax incentives and with lower wages and benefits than U.S. citizens, which could have a material adverse effect on the Company’s business, financial position and its results of operations. In addition, the Company’s advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of maritime cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels.
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
SEACOR’s certificate of incorporation limits the ownership of Common Stock by individuals and entities that are not U.S. citizens within the meaning of the Jones Act. These restrictions may affect the liquidity of SEACOR’s Common Stock and may result in non-U.S. citizens being required to sell their shares at a loss or relinquish their voting, dividend and distribution rights. Under the Jones Act, at least 75% of the outstanding shares of each class or series of SEACOR’s capital stock must be owned and controlled by U.S. citizens within the meaning of the Jones Act. Certain provisions of SEACOR’s certificate of incorporation are intended to facilitate compliance with this requirement and may have an adverse effect on holders of shares of the Common Stock. In addition, the 2.5% Convertible Senior Notes due 2027 issued by the Company have controls in place, which are designed to ensure compliance with the Jones Act.
Under the provisions of SEACOR’s Restated Certificate of Incorporation, the aggregate percentage of ownership by non-U.S. citizens of any class of SEACOR’s capital stock (including Common Stock) is limited to 22.5% of the outstanding shares of each such class to ensure that such foreign ownership will not exceed the maximum percentage permitted by the Jones Act, which is presently 25%. The Restated Certificate of Incorporation authorizes SEACOR’s Board of Directors, under certain circumstances, to increase the foregoing permitted percentage to 24%. The Restated Certificate of Incorporation further provides that any issuance or transfer of shares to non-U.S. citizens in excess of such permitted percentage shall be ineffective as against the Company and that neither the Company nor its transfer agent shall register such purported issuance or transfer of shares to non-U.S. citizens or be required to recognize the purported transferee or owner as a stockholder of the Company for any purpose whatsoever except to exercise the Company’s remedies. Any such excess shares in the hands of a non-U.S. citizen shall not have any voting or dividend rights and are subject to redemption by the Company in its discretion. The liquidity or market value of the shares of common stock may be adversely impacted by such transfer restrictions.
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
Operational risks could disrupt operations and expose the Company to liability. The operation of offshore support vessels, tankers, roll-on/roll-off vessels, inland river towboats, tugs and barges is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure and collision. Additional risks to vessels include adverse sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company’s personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages, including loss of revenues from or termination of charter contracts, higher insurance rates, and damage to the Company’s reputation and customer relationships. In addition, the affected vessels could be removed from service and would then not be available to generate revenues.
Revenues from Shipping Services could be adversely affected by a decline in demand for domestic refined petroleum products, crude oil or chemical products, or a change in existing methods of delivery. A reduction in domestic consumption of refined petroleum products, crude oil or chemical products, the development of alternative methods of delivery of refined petroleum, crude oil, and a reduction in domestic refining capacity could reduce demand for the Company’s services.
Construction of additional refined petroleum product, natural gas or crude oil pipelines could have a material adverse effect on Shipping Services’ revenues. Long-haul transportation of refined petroleum products, crude oil and natural gas is generally less costly by pipeline than by tanker. Existing pipeline systems are either insufficient to meet demand in, or do not reach all of, the markets served by Shipping Services’ tankers. The construction and operation of new pipeline segments to the Florida market could have a material and adverse effect on Shipping Services’ business.
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
Inland River Services’ results of operations could be adversely affected by international economic and political factors. The actions of foreign governments could affect the import and export of the dry-bulk commodities typically transported by Inland River Services. Foreign trade agreements and each country’s adherence to the terms of such agreements can raise or lower demand for U.S. imports and exports of the dry-bulk commodities that Inland River Services transports. National and international boycotts and embargoes of other countries’ or U.S. imports or exports together with the raising or lowering of tariff rates could affect the demand for the transportation of cargoes handled by Inland River Services. These actions or developments could have an adverse impact on Inland River Services.
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
The aging infrastructure on the U.S. Inland River Waterways may lead to increased costs and disruptions in Inland River Services’ operations. Many of the locks and dams on the U.S. Inland River Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance outages. Delays caused by malfunctioning locks and dams could increase Inland River Services’ operating costs and delay the delivery of cargoes. Moreover, in the future, increased diesel fuel user taxes could be imposed to fund necessary infrastructure improvements, and such increases may not be recoverable by Inland River Services through pricing increases.
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

There are risks associated with climate change and environmental regulations. Governments around the world have, in recent years, placed increasing attention on matters affecting the environment and this could lead to new laws or regulations pertaining to climate change, carbon emissions or energy use that in turn could result in a reduction in demand for hydrocarbon-based fuel. Governments could also pass laws or regulations encouraging or mandating the use of alternative energy sources such as wind power and solar energy, which may reduce demand for oil and natural gas and therefore the services provided by the Company. In addition, new environmental or emissions control laws or regulations may require an increase in the Company's operating costs and/or in the Company's capital spending for additional equipment to comply with such requirements and could also result in a reduction in revenues due to downtime required for the installation of such equipment. Such initiatives could have a material adverse effect on the Company’s financial position and its results of operations.
Ineffective Internal Controls could impact the Company’s Business and Operating Results. The Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed and the company could fail to meet its financial reporting obligations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Offshore support vessels, helicopters, inland river towboats and barges, tankers, harbor and offshore towboats and RORO vessels are the principal physical properties owned by the Company and are more fully described in “Offshore Marine Services,” “Aviation Services,” “Inland River Services,” “Shipping Services” and "Alcohol Manufacturing" and in “Item 1. Business.”

ITEM 3.	LEGAL PROCEEDINGS
On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.) (the “Robin Case”), in which they asserted that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action was part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179 (“MDL”). The complaint sought compensatory, punitive, exemplary, and other damages. In response to this lawsuit, the Company filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire. On June 8, 2011, the Company moved to dismiss these claims (with the exception of one claim filed by a Company employee) on various legal grounds. On October 12, 2011, the Court granted the Company's motion to dismiss in its entirety, dismissing with prejudice all claims that had been filed against the Company in the limitation actions (with the exception of one claim filed by a Company employee that was not subject to the motion to dismiss). The Court entered final judgments in favor of the Company in the Robin Case and each of the limitation actions on November 21, 2011. On December 12, 2011, the claimants appealed each of those judgments to the Unites States Court of Appeals for the Fifth Circuit. The claimants' opening brief was submitted on May 7, 2012, and the claimants filed a reply brief on June 1, 2012. Oral argument was not requested by the Fifth Circuit. On December 13, 2012, the Fifth Circuit affirmed the judgment of the district court.
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by ORM, a subsidiary of the Company prior to the ORM Transaction. The action now is part of the overall MDL. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action. Pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL.

On December 15, 2010, ORM and NRC, subsidiaries of the Company prior to the ORM Transaction and SES Business Transaction, respectively, were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision.  In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL.
Subsequent to the filing of the referenced master complaint, six additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. Finally on December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.)., which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. By court order, all six of these additional individual cases have been stayed until further notice. The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and does not expect this matter will have a material effect on the Company's consolidated financial position or its results of operations.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., and M-I L.L.C. also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC have asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but recently moved to voluntarily dismiss these cross-claims without prejudice. The Court granted Weatherford's motion on February 8, 2013. As provided above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect these matters will have a material effect on the Company's consolidated financial position or its results of operations.

On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the plaintiffs by exposing them to dispersants during the course and scope of their employment. The case was removed to the U.S. District Court for the Northern District of Florida on January 13, 2013, Abney et al. v. Plant Performance Services, LLC et la., No. 3:13-CV-00024 (N.D. Fla.), and on January 16, 2013, the United States Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order (“CTO”) transferring the case to the MDL, subject to any timely-filed notice of objection from the plaintiffs. Upon receipt of a notice of objection from the plaintiffs, a briefing schedule was set by the JPML, and so a stay of proceedings and suspension of deadlines was sought and obtained by the Court in the U.S. District Court for the Northern District of Florida. Plaintiffs recently filed their motion to vacate the CTO and brief in support thereof with the JPML, and responses to same are to be filed on or before February 28, 2013. The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and does not expect this matter to have a material effect on the Company's consolidated financial position or its results of operations.
Separately, on March 2, 2012, the Court announced that BP Exploration & Production Inc. and BP America Production Company (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP. The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012. A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages Class Action Settlement on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement on January 11, 2013. Notices of Appeal to the Fifth Circuit with respect to both class action settlements have been filed by various objectors. Although neither the Company, ORM, or NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. As the releases for both settlements have been deemed valid and enforceable by the district court, if the Fifth Circuit affirms these decisions, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. At this time, the Company expects these settlements to reduce ORM's potential exposure, if any, from some of the pending actions described above, but is currently still evaluating the settlements' impacts on these cases.
On January 29, 2013, HEPACO, LLC ("HEPACO"), served a demand for arbitration upon O'Brien's Response Management, Inc. ("ORM"), in which HEPACO claims that ORM owes HEPACO an additional fee of $20,291,178.92 under the parties' Management Services Agreement (“MSA”), dated June 1, 2010. According to HEPACO, the MSA requires ORM to pay HEPACO an additional fee of 30% of total charges paid under the MSA ("Surcharge") to compensate HEPACO for U.S. Longshoremen's and Harbor Workers' insurance or Jones Act insurance and related risks attendant to the work when contract requires labor to be performed over, adjoining and/or in water. ORM denies liability for the Surcharge, intends to vigorously defend against the claim, and has sought indemnity for any resulting judgment and related attorneys fees from BP America Production Company (“BP America”) and BP Exploration & Production Inc. (“BP Exploration”) (collectively, “BP”). ORM has advised BP that, pursuant to the Bridge Agreement HOU-WL4-3066 between BP and ORM, effective as of June 1, 2010, under which ORM managed and oversaw, for BP, subcontractors, such as HEPACO, in connection with on-shore services related to the BP Deepwater Horizon oil spill, BP ultimately is responsible for the payment of the Surcharge should HEPACO be determined to be entitled to recover it under the MSA.
ORM is defending against four collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”). These cases - Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”); Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”); Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”); and Chann Chavis v. O'Brien's Response Management Inc. et al. (S.D. Tx., Case No.: 4:12-cv-02045) (the “Chavis Action”) - were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors. The Prejean, Himmerite and Singleton Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the overall MDL. The Himmerite and Singleton Actions have since been automatically stayed pending further scheduling by the Court, pursuant to the procedures in the MDL. In the Prejean Action, ORM has answered the complaint, a scheduling order has been issued, and plaintiffs have, among other things, filed a Motion for Conditional Certification, which has been stayed pending further scheduling by the Court in accordance with the procedures of the MDL. The limitations periods for potential plaintiffs to opt-in to the Prejean, Himmerite and Singleton actions have all been tolled pending further action by the Court. ORM has filed a Motion for Reconsideration of the Court's order tolling the limitations periods in these actions. The Chavis Action was filed on July 7, 2012 in the United States

District Court for the Southern District of Texas, and ORM answered the complaint in that matter. On December 20, 2012, the parties in the Chavis Action entered into a full and final settlement agreement with respect to all of the Plaintiff's individual and class claims, pending approval of the Court. The Company is unable to estimate the potential exposure, if any, resulting from any of these DPH FLSA Actions, but believes they are without merit and will continue to vigorously defend against them.
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
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Officers of SEACOR serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of SEACOR as of December 31, 2012 were as follows:

Name	Age	Position
Charles Fabrikant	68
Executive Chairman of the Board and an officer and director of SEACOR and several of its subsidiaries. Effective September 2010, Mr. Fabrikant resigned as President and Chief Executive Officer of the Company and was designated Executive Chairman of the Board. Mr. Fabrikant is a Director of Diamond Offshore Drilling, Inc., a contract oil and gas driller, and Hawker Pacific Airservices, Limited, an aviation sales product support company. In addition, he is President of Fabrikant International Corporation, a privately owned corporation engaged in marine investments. Fabrikant International Corporation may be deemed an affiliate of SEACOR.

Oivind Lorentzen	62
Chief Executive Officer since September 2010. From June 1990 to September 2010, Mr. Lorentzen was President of Northern Navigation America, Inc., an investment management and ship-owning agency company concentrating in specialized marine transportation and ship finance. Mr. Lorentzen is also a director of Genessee & Wyoming Inc., an owner of short line and regional freight railroads, and a director of Blue Danube, Inc., an inland marine service provider.

Dick Fagerstal	52
Senior Vice President, Corporate Development and Finance of SEACOR since February 2003. Mr. Fagerstal served as Treasurer from May 2000 to November 2008. From August 1997 to February 2003, he served as Vice President of Finance. In addition, Mr. Fagerstal is an officer and director of certain SEACOR subsidiaries.

Paul Robinson	45
Senior Vice President, General Counsel and Corporate Secretary of SEACOR since November 2007. From 1999 through June 2007, Mr. Robinson held various positions at Comverse Technology, Inc., including Chief Operating Officer, Executive Vice President, General Counsel and Corporate Secretary. In addition, Mr. Robinson is an officer and director of certain SEACOR subsidiaries.

Richard Ryan	58
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

Matthew Cenac	47
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

	HIGH	LOW
Fiscal Year Ending December 31, 2013:
First Quarter (through February 25, 2013)	$91.38	$69.10
Fiscal Year Ending December 31, 2012:
First Quarter	$100.00	$85.88
Second Quarter	$96.65	$79.78
Third Quarter	$93.50	$82.78
Fourth Quarter	$91.30	$81.90
Fiscal Year Ending December 31, 2011:
First Quarter	$113.20	$90.74
Second Quarter	$101.25	$91.17
Third Quarter	$109.50	$80.03
Fourth Quarter	$91.63	$75.04
As of February 25, 2013, there were 229 holders of record of Common Stock.
SEACOR’s Board of Directors declared a Special Cash Dividend of $5.00 per common share payable to shareholders of record on December 17, 2012, which was paid on or about December 26, 2012. SEACOR’s Board of Directors also declared a Special Cash Dividend of $15.00 per common share payable to shareholders of record on December 14, 2010, which was paid on or about December 21, 2010. Any payment of future dividends will be at the discretion of SEACOR’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and contractual restrictions, including the provisions of the Company’s revolving credit facility or other then-existing indebtedness. The payment of future cash dividends, if any, would be made only from assets legally available.

Performance Graph
Set forth in the graph below is a comparison of the cumulative total return that a hypothetical investor would have earned assuming the investment of $100 over the five-year period commencing on December 31, 2007 in (i) the Common Stock of the Company, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the Simmons Offshore Transportation Services Index, an index of oil service companies published by Simmons and Company International Limited (the “Simmons Peer Index”).

130
120
110
100
90
80
70
60
50
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Company
S&P 500
Simmons Peer Index

	December 31,
	2007	2008	2009	2010	2011	2012
Company(1)	100	72	82	125	110	110
S&P 500(1)	100	63	80	92	94	109
Simmons Peer Index(2)	100	52	70	82	78	81

 ______________________

(1)	Assumes the reinvestment of dividends.

(2)
Simmons Peer Index is calculated as a simple average percentage in share prices and includes the following companies: Bourbon S.A., Bristow Group Inc., PHI Inc., Tidewater Inc., GulfMark Offshore, Inc., Kirby Corporation, Hornbeck Offshore Services, Inc., Solstad Offshore ASA, Farstad Shipping ASA, DOF ASA, Dockwise Ltd., and SEACOR Holdings Inc.

Issuer Repurchases of Equity Securities
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the years ended December 31, 2012, 2011 and 2010, the Company acquired for treasury 1,377,798, 843,400 and 1,811,700 shares of Common Stock, respectively, for an aggregate purchase price of $119.5 million, $71.3 million and $137.1 million, respectively. As of December 31, 2012, SEACOR had authorization to repurchase $30.5 million of Common Stock. Subsequent to December 31, 2012, the Company's Board of Directors increased the authorization to repurchase Common Stock to $100.0 million.

This following table provides information with respect to purchases by the Company of shares of its Common Stock during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(2)
10/01/12 – 10/31/12	100	$85.52	—	$121,277,192
11/01/12 – 11/30/12	254,384	$85.57	—	$99,509,889
12/01/12 – 12/31/12	793,180	$87.04	—	$30,473,831

______________________

(1)	Excludes commissions of $12,410 or $0.01 per share.

(2)
Since February 1997, SEACOR’s Board of Directors has authorized the repurchase of Common Stock, certain debt or a combination thereof. From time to time thereafter, and most recently on February 26, 2013, SEACOR’s Board of Directors increased the authority to repurchase Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA
SELECTED HISTORICAL FINANCIAL INFORMATION.
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

	Years Ended December 31,
	2012	2011	2010	2009	2008
Operating Revenues:
Offshore Marine Services	$519,817	$376,788	$515,856	$562,291	$708,728
Aviation Services	272,921	258,148	235,366	235,667	248,627
Inland River Services	226,561	187,657	161,697	155,098	144,022
Shipping Services	180,036	161,307	147,632	156,708	186,172
Alcohol Manufacturing	188,650	—	—	—	—
Other(1)	195,731	306,867	350,716	240,547	181,800
Eliminations and Corporate	(2,516)	(149)	(2,410)	(5,140)	(2,794)
	$1,581,200	$1,290,618	$1,408,857	$1,345,171	$1,466,555
Operating Income	$88,456	103,246	$262,847	$224,405	$340,013
Other Income (Expenses):
Net interest expense	$(30,269)	(27,518)	$(35,021)	$(54,752)	$(40,047)
Other(2)	18,958	(37,290)	752	34,278	15,997
	$(11,311)	$(64,808)	$(34,269)	$(20,474)	$(24,050)
Net Income attributable to SEACOR Holdings Inc.:
Continuing operations	$34,430	$32,721	$154,924	$137,114	$216,401
Discontinued operations	26,785	8,335	89,800	6,696	2,142
	$61,215	$41,056	$244,724	$143,810	$218,543
Basic Earnings Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$1.69	$1.55	$7.24	$6.87	$10.36
Discontinued operations	1.31	0.39	4.19	0.34	0.10
	$3.00	$1.94	$11.43	$7.21	$10.46
Diluted Earnings Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$1.66	$1.52	$7.12	$6.28	$9.17
Discontinued operations	1.29	0.39	4.13	0.29	0.08
	$2.95	$1.91	$11.25	$6.57	$9.25
Statement of Cash Flows Data – provided by (used in):
Operating activities
Continuing operations	$190,282	$176,898	$317,692	$302,665	$286,438
Discontinued operations	12,804	34,459	77,512	(6,821)	4,988
Investing activities
Continuing operations	(253,394)	(323,899)	25,120	(95,514)	(236,080)
Discontinued operations	107,100	(8,057)	(5,892)	(6,186)	(10,344)
Financing activities
Continuing operations	(260,447)	220,983	(506,106)	(5,926)	(297,562)
Discontinued operations	—	—	(405)	(401)	(898)
Effects of exchange rate changes on cash and cash equivalents
Continuing operations	2,686	2,006	(8,082)	773	(8,355)
Discontinued operations	74	(47)	72	98	(248)
Capital expenditures of continuing operations	(352,336)	(324,193)	(243,399)	173,169	419,536
Balance Sheet Data (at period end):
Cash and cash equivalents, restricted cash, marketable securities and Title XI and construction reserve funds	$505,291	$808,757	$842,206	$850,253	$387,738
Total assets	3,700,794	3,928,134	3,760,389	3,723,619	3,459,654
Long-term debt and capital lease obligations, less current portion	932,316	998,518	702,920	755,127	902,981
Total SEACOR Holdings Inc. stockholders’ equity	1,713,654	1,789,607	1,787,237	1,957,262	1,630,150

______________________

(1)
Other primarily includes the operations of the Company's emergency and crisis services activities, its agricultural commodity trading and logistics activities, other activities, primarily lending and leasing activities and its noncontrolling investments in various other businesses, primarily industrial aviation services businesses in Asia.

(2)	Other principally includes gains and losses from debt extinguishment, marketable security, derivative and foreign currency transactions.

FORWARD-LOOKING STATEMENTS
Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the three years in the period ended December 31, 2012, and its financial condition as of December 31, 2012. Except for the historical information contained herein, this Annual Report on Form 10-K and other written and oral statements that the Company makes from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. Among the factors that could cause actual results to differ materially are those discussed in “Risks, Uncertainties and Other Factors That May Affect Future Results” in Item 1A of this Annual Report on Form 10-K. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes to its consolidated financial statements included in Part IV of this Annual Report on Form 10-K.

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
Offshore market conditions improved during 2012, primarily due to increased demand derived from offshore drilling and exploration activities. Although vessel utilization and average day rates improved in all geographic regions, they continue to be lower than 2007-2008 levels. Margins are further pressured by escalating operating costs, in particular the market for qualified and experienced crew has become more competitive resulting in higher wage rates. Operators are struggling to man reactivated vessels and to meet customer requirements for higher qualified personnel. The Company expects to see a continuation of the upward trends in activity levels and wage pressures during 2013. In international markets, the delivery of newly built vessels during 2012 has created a situation of oversupply in the North Sea, Asia, Middle East and West Africa regions, which is expected to continue during 2013.
Over the last several years, Offshore Marine Services has disposed of its old generation equipment while taking delivery of new vessels specifically designed to meet the changing requirements of the market. Since December 31, 2005, the average age of the fleet, excluding standby safety and wind farm utility vessels, has been reduced from 16 years to 13 years as of December 31, 2012. Offshore Marine Services enters 2013 with an increased order book for new equipment and believes its diverse fleet and broad geographical distribution of vessels will assist in capitalizing on opportunities created by increased activity levels. The Company's strong financial position should enable Offshore Marine Services to purchase, mobilize or upgrade vessels to meet changing market conditions.
As of December 31, 2012, in addition to its existing fleet, Offshore Marine Services had new construction projects in progress including two foreign-flag, DP-3 catamarans scheduled for delivery in the first and second quarters of 2013; six U.S.-flag, DP-2 FSVs scheduled for delivery between the fourth quarter of 2013 and the fourth quarter of 2015; four U.S.-flag, DP-2 supply vessels scheduled for delivery between the third quarter of 2013 and first quarter of 2015; and four foreign-flag wind farm utility vessels scheduled for delivery throughout 2013.

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
The aggregate cost of Offshore Marine Services' operations depends primarily on the size and asset mix of the fleet. Offshore Marine Services' operating costs and expenses are grouped into the following categories:

•	personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);

•	repairs and maintenance (primarily routine repairs and maintenance and main engine overhauls which are performed in accordance with planned maintenance programs);

•	drydocking (primarily the cost of regulatory drydockings performed in accordance with applicable regulations);

•	insurance and loss reserves (primarily the cost of Hull and Machinery and Protection and Indemnity insurance premiums and loss deductibles);

•	fuel, lubes and supplies;

•	leased-in equipment (includes the cost of leasing vessels from lessors under bareboat charter arrangements and leasing equipment employed on vessels);

•	brokered vessel activity (the cost of chartering-in third party vessels under time charter arrangements to fulfill a customer requirement that cannot be filled by a vessel in the Company's fleet); and

•	other (communication costs, expenses incurred in mobilizing vessels between geographic regions, third party ship management fees, freight expenses, customs and importation duties, and other).
The Company expenses drydocking, engine overhaul and vessel mobilization costs as incurred. If a disproportionate number of drydockings, overhauls or mobilizations are undertaken in a particular fiscal year or quarter, operating expenses may vary significantly when compared with the prior year or prior quarter.

Results of Operations

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States, primarily U.S Gulf of Mexico	228,205	44	117,912	31	242,874	47
Africa, primarily West Africa	67,419	13	64,619	17	78,363	15
Middle East	49,804	9	46,590	13	51,408	10
Brazil, Mexico, Central and South America	51,836	10	57,659	15	49,694	10
Europe, primarily North Sea	102,611	20	74,663	20	66,861	13
Asia	19,942	4	15,345	4	26,656	5
	519,817	100	376,788	100	515,856	100
Costs and Expenses:
Operating:
Personnel	177,964	34	137,529	36	152,660	30
Repairs and maintenance	49,671	10	38,167	10	46,698	9
Drydocking	27,743	5	13,806	4	20,318	4
Insurance and loss reserves	15,654	3	12,972	3	14,587	3
Fuel, lubes and supplies	34,866	7	24,825	7	24,252	4
Leased-in equipment	21,850	4	18,114	5	15,609	3
Brokered vessel activity	461	—	3,262	1	12,218	2
Other	21,471	4	20,528	5	23,245	5
	349,680	67	269,203	71	309,587	60
Administrative and general	59,253	11	47,201	13	50,795	10
Depreciation and amortization	61,542	12	48,477	13	51,760	10
	470,475	90	364,881	97	412,142	80
Gains on Asset Dispositions and Impairments, Net	14,876	3	14,661	4	29,474	6
Operating Income	64,218	13	26,568	7	133,188	26
Other Income (Expense):
Derivative losses, net	(243)	—	—	—	—	—
Foreign currency gains (losses), net	1,077	—	(3,102)	(1)	1,622	—
Other, net	2	—	278	—	1	—
Equity in Earnings of 50% or Less Owned Companies	5,214	1	9,189	3	9,306	2
Segment Profit	70,268	14	32,933	9	144,117	28

Operating Revenues by Type. The table below sets forth, for the years indicated, operating revenues earned by type.

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	215,023	41	109,005	29	223,363	43
Africa, primarily West Africa	65,544	12	59,465	16	63,273	12
Middle East	42,726	8	36,608	10	40,353	8
Brazil, Mexico, Central and South America	44,543	9	51,039	14	41,904	8
Europe, primarily North Sea	101,826	20	74,501	20	66,784	13
Asia	19,404	4	14,354	3	19,461	4
Total time charter	489,066	94	344,972	92	455,138	88
Bareboat charter	3,170	1	1,050	—	6,966	2
Brokered vessel activity	660	—	4,219	1	16,207	3
Other marine services	26,921	5	26,547	7	37,545	7
	519,817	100	376,788	100	515,856	100

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

	2012	2011	2010	Q4 2012	Q4 2011
Rates Per Day Worked:
Anchor handling towing supply	$26,158	$28,874	$36,375	$25,059	$27,187
Crew	7,350	6,712	6,580	7,231	7,166
Mini-supply	7,551	7,670	8,527	7,664	7,948
Standby safety	9,678	9,159	8,394	10,001	9,254
Supply	16,091	14,632	14,567	16,599	15,755
Towing supply	9,202	9,368	11,092	9,573	8,497
Specialty	18,872	11,753	6,987	20,635	17,845
Overall Average Rates Per Day Worked (excluding liftboats and wind farm utility)	12,032	11,234	12,499	12,121	12,187
Liftboats	19,407	—	—	20,673	—
Wind farm utility	2,702	—	—	2,653	—
Overall Average Rates Per Day Worked	10,642	11,234	12,499	11,160	12,187
Utilization:
Anchor handling towing supply	65%	52%	72%	63%	70%
Crew	87%	72%	72%	91%	78%
Mini-supply	92%	80%	65%	85%	96%
Standby safety	87%	88%	89%	87%	90%
Supply	81%	73%	77%	87%	82%
Towing supply	58%	48%	75%	94%	44%
Specialty	56%	64%	75%	57%	70%
Overall Fleet Utilization (excluding liftboats and wind farm utility)	81%	72%	75%	84%	80%
Liftboats	77%	—%	—%	80%	—%
Wind farm utility	91%	—%	—%	88%	—%
Overall Fleet Utilization	83%	72%	75%	84%	80%
Available Days:
Anchor handling towing supply	6,290	6,205	6,755	1,632	1,564
Crew	13,091	14,708	17,897	3,220	3,418
Mini-supply	2,562	2,795	3,933	644	644
Standby Safety	8,886	9,288	8,982	2,208	2,355
Supply	6,641	6,685	6,926	1,656	1,798
Towing supply	1,092	1,771	2,612	184	368
Specialty	1,151	1,265	1,273	329	276
Overall Fleet Available Days (excluding liftboats and wind farm utility)	39,713	42,717	48,378	9,873	10,423
Liftboats	4,968	—	—	1,656	—
Wind farm utility	10,897	—	—	2,760	—
Overall Fleet Available Days	55,578	42,717	48,378	14,289	10,423

2012 compared with 2011
Operating Revenues. Operating revenues were $143.0 million higher for the year ended December 31, 2012 compared with the year ended December 31, 2011. Results for 2012 included the contributions of the Company's wind farm utility vessels and liftboats that were acquired on December 22, 2011 and March 30, 2012, respectively. The wind farm utility vessels contributed $26.7 million of time charter revenues with an average day rate of $2,702 per day and a utilization rate of 91%. The liftboats contributed $80.4 million of operating revenues of which $74.5 million was time charter revenue with an average day rate of $19,407 per day and a utilization rate of 77%.
Excluding the contribution of the wind farm utility vessels and liftboats, time charter revenues were $42.9 million higher in 2012 compared with 2011. Overall fleet utilization was 81% compared with 72% in 2011. The number of days available for charter was 39,713 compared with 42,717 in 2011, a reduction of 3,004 days or 7%, due to net fleet dispositions. Overall average day rates were $12,032 per day compared with $11,234 per day in 2011, an increase of $798 per day or 7%. In overall terms, time charter revenues increased by $22.9 million due to improved utilization, by $26.0 million due to higher average day rates and by $0.1 million due to the impact of vessels mobilizing between geographic regions and other changes in fleet mix. Time charter revenues were $5.2 million lower due to net fleet dispositions and $0.9 million lower due to the impact of unfavorable changes in currency exchange rates.
In the U.S. Gulf of Mexico, time charter revenues were $106.0 million higher in 2012 compared with 2011 primarily due to the liftboat acquisition. Excluding the contribution of the liftboats, time charter revenues were $31.6 million higher of which $20.2 million was due to improved utilization, $13.9 million was due to higher average day rates and $2.9 million was due to the repositioning of vessels between geographic regions and other changes in fleet mix. Time charter revenues were $5.1 million lower due to the net effect of cold-stacking vessels and $0.3 million lower due to net fleet dispositions. As of December 31, 2012, the Company had two offshore support vessels cold-stacked in this region compared with four offshore support vessels as of December 31, 2011.
In Africa, time charter revenues were $6.1 million higher in 2012 compared with 2011. Time charter revenues were $4.7 million higher due to improved utilization, $1.7 million higher due to improved average day rates, and $1.1 million higher due to the repositioning of vessels between geographic regions. Time charter revenues were $1.4 million lower due to fleet dispositions.
In the Middle East, time charter revenues were $6.1 million higher in 2012 compared with 2011. Time charter revenues were $1.0 million higher due to improved utilization, $1.1 million higher due to improved average day rates, $1.6 million higher due to the repositioning of vessels between geographic regions, and $2.4 million higher due to net fleet additions.
In Brazil, Mexico and Central and South America, time charter revenues were $6.5 million lower in 2012 compared with 2011. Lower utilization, net fleet dispositions and the repositioning of vessels between geographic regions reduced time charter revenues by $4.6 million, $5.6 million and $2.3 million, respectively. Higher average day rates increased time charter revenues by $6.0 million.
In Europe, excluding the $26.7 million contribution of the wind farm utility vessels, time charter revenues were $0.6 million higher in 2012 compared with 2011. Time charter revenues were $4.0 million higher due to improved average day rates, and $2.1 million higher due to the repositioning of a vessel into the region. Lower utilization, vessel dispositions and unfavorable changes in currency exchange rates reduced time charter revenues by $1.9 million, $2.8 million and $0.8 million, respectively.
In Asia, time charter revenues were $5.1 million higher in 2012 compared with 2011. Time charter revenues were $2.0 million higher due to improved utilization, $0.9 million higher due to improved average day rates, and $2.5 million higher due to fleet additions. The repositioning of vessels between geographic regions reduced time charter revenues by $0.3 million.
Operating Expenses. Operating expenses were $80.5 million higher for the year ended December 31, 2012 compared with the year ended December 31, 2011, of which $63.8 million was attributable to fleet additions including the wind farm utility vessels and liftboats. Excluding the impact of fleet additions, operating expenses were $16.7 million higher in 2012 compared with 2011. Personnel costs were $13.9 million higher primarily due to the return to service of previously cold-stacked vessels, increased activity levels, and inflationary pressures on rates of pay; repair and maintenance expenses were $4.8 million higher, primarily due to increased activity levels in the U.S Gulf of Mexico; drydocking expenses were $8.0 million higher, primarily due to increased drydocking activity in international regions; insurance and loss reserves expense was $1.9 million lower; fuel, lubes and supplies expenses were $1.8 million higher primarily due to increased activity levels in the U.S. Gulf of Mexico; leased-in equipment expense was $3.7 million higher primarily due to an increase in vessel charter-in expense for vessels operating in the U.S. Gulf of Mexico and Africa; and brokered vessel activity was $2.8 million lower due to reduced activity in West Africa.

Administrative and General. Administrative and general expenses were $12.1 million higher for the year ended December 31, 2012 compared with the year ended December 31, 2011, of which $11.1 million was attributable to administrative and general expenses associated with the wind farm utility vessels and liftboat businesses. In addition, the acceleration of restricted stock awards from 2013 and 2014 into 2012 added incremental expenses of $3.2 million in 2012 compared with 2011; salary and benefit expense were $0.9 million lower primarily due to reductions in head count; and legal fees decreased by $0.8 million primarily due to costs incurred during the year ended December 31, 2011 associated with business acquisitions.
Depreciation. Depreciation expenses were $13.1 million higher in the year ended December 31, 2012 compared with the year ended December 31, 2011 primarily due to the addition of the liftboat and wind farm utility vessel fleets.
Gains on Asset Dispositions and Impairments, Net. During the year ended December 31, 2012, the Company sold seven offshore support vessels and other equipment for net proceeds of $126.0 million and gains of $24.5 million, of which $5.5 million was recognized currently and $19.0 million was deferred. In addition, the Company recognized previously deferred gains of $9.4 million. During the year ended December 31, 2011, the Company sold eleven offshore support vessels and other equipment for net proceeds of $65.2 million and gains of $26.1 million, of which $13.8 million was recognized currently and $12.3 million was deferred. In addition, the Company recognized previously deferred gains of $0.9 million.
Operating Income. Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 9% in 2012 compared with 3% in 2011. The increase was primarily due to the contribution of the Company's liftboat fleet.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax, decreased by $4.0 million for the year ended December 31, 2012 compared with the year ended December 31, 2011. During 2011, Offshore Marine Services' Mexican joint venture executed a business reorganization plan and issued an additional equity interest to an unrelated third party. Subsequent to the reorganization and issuance of the additional equity interest, the Company recognized an $8.4 million gain, net of tax. Earnings from another joint venture were $2.0 million higher in 2012 primarily due to the return to service of its vessel from cold-stack upon the commencement of a long-term charter in November 2011.
2011 compared with 2010
Operating Revenues. Operating revenues were $139.1 million lower for the year ended December 31, 2011 compared with the year ended December 31, 2010.
Time charter revenues were $110.2 million lower in 2011 compared with 2010. Overall fleet utilization was 72% compared with 75% in 2010. The number of days available for charter was 42,717 compared with 48,378 in 2010, a reduction of 5,661 days or 12%, due to net fleet dispositions, including the return of one and seven vessels to leasing companies in 2011 and 2010, respectively. Overall average day rates were $11,234 per day compared with $12,499 per day in 2010, a decrease of $1,265 per day or 10%. In overall terms, time charter revenues decreased by $50.3 million due to reduced fleet utilization, $27.1 million due to lower average day rates, $26.1 million due to net fleet dispositions, and $9.1 million due to vessel mobilizations and other changes in fleet mix. In overall terms, the impact of favorable changes in currency exchange rates increased time charter revenues by $2.4 million.
In the U.S. Gulf of Mexico, time charter revenues were $114.4 million lower in 2011 compared with 2010 primarily due to softer market conditions attributable to a slowdown in the issuance of drilling permits by the BSEE in the aftermath of the Deepwater Horizon oil spill. During 2010, Offshore Marine Services had as many as 22 vessels supporting oil spill response activities, which contributed $90.3 million of time charter revenues. In overall terms, time charter revenues decreased by $43.5 million due to reduced fleet utilization, $26.2 million due to lower average day rates, $28.7 million due to vessel mobilizations, and $16.0 million due to net fleet dispositions and other changes in fleet mix. As of December 31, 2011, the Company had four vessels cold-stacked in this region compared with 13 vessels as of December 31, 2010.
In Africa, time charter revenues were $3.8 million lower in 2011 compared with 2010. Time charter revenues decreased by $7.1 million due to net fleet dispositions, $4.7 million due to out-of-service time for one vessel undergoing conversion to a safety standby configuration, and $6.1 million due to lower average day rates and decreased utilization attributable to softer market conditions. Vessels that mobilized into the region contributed time charter revenues of $14.1 million.

In the Middle East, time charter revenues were $3.7 million lower in 2011 compared with 2010. Net fleet dispositions and vessel mobilizations to other geographic regions reduced time charter revenues by $4.4 million. Higher average day rates and improved utilization increased time charter revenues by $0.7 million.
In Brazil, Mexico, Central and South America, time charter revenues were $9.1 million higher in 2011 compared with 2010. Vessels that mobilized into the region, including those chartered in from third parties, contributed time charter revenues of $13.4 million and higher average day rates increased time charter revenues by $3.2 million. Fleet dispositions and more off-hire time attributable to softer market conditions reduced time charter revenues by $4.1 million and $3.4 million, respectively.
In Europe, time charter revenues were $7.7 million higher in 2011 compared with 2010. The commencement of a new charter for a vessel, which mobilized into the region, contributed additional time charter revenues of $4.1 million. Higher average day rates and a strengthening in the pound sterling against the U.S. dollar combined to further increase time charter revenues by $5.1 million. Additional off-hire time, primarily attributable to routine maintenance and repairs, and fleet dispositions reduced time charter revenues by $1.3 million and $0.2 million, respectively.
In Asia, time charter revenues were $5.1 million lower in 2011 compared with 2010, of which $3.5 million was due to reduced fleet utilization and lower average day rates and $1.6 million was due to fleet dispositions, vessel mobilizations and other changes in fleet mix.
Revenues from brokered vessel activity were $12.0 million lower due to reduced activity in the Middle East and West Africa. Other marine services revenues were $11.0 million lower primarily due to the conclusion of services provided in connection with oil spill response activities during 2010.
Operating Expenses. Operating expenses were $40.4 million lower for the year ended December 31, 2011 compared with the year ended December 31, 2010. Operating expenses were $11.9 million lower due to net fleet dispositions, $9.0 million lower due to reduced brokered vessel activity in the Middle East and West Africa, and $7.4 million lower as a result of services provided in connection with oil spill response activities during 2010. In addition, personnel costs in 2010 included a $7.8 million expense for the Company’s share of an additional funding deficit in the United Kingdom Merchant Navy Officers’ Pension Fund and $3.3 million expense for the settlement of litigation. Drydocking expenses decreased by $6.5 million primarily due to a reduction in drydocking activity in West Africa. Leased-in equipment expenses were $2.5 million higher primarily due to the charter-in of two vessels operating in Brazil, Mexico, Central and South America, partially offset by the impact of seven vessels being returned to their owners during 2010.
Administrative and General. Administrative and general expenses were $3.6 million lower for the year ended December 31, 2011 compared with the year ended December 31, 2010. The decrease was primarily due to reduced management compensation and benefits and lower legal and professional fees.
Gains on Asset Dispositions and Impairments, Net. During the year ended December 31, 2011, the Company sold eleven offshore support vessels and other equipment for net proceeds of $65.2 million and gains of $26.1 million, of which $13.8 million was recognized currently and $12.3 million was deferred. In addition, the Company recognized previously deferred gains of $0.9 million. During the year ended December 31, 2010, the Company sold eight offshore support vessels and other equipment and received insurance proceeds related to the nationalization of one of its offshore support vessels and the total constructive loss of another offshore support vessel under construction. The Company received net proceeds of $146.5 million on the disposition of these assets, including the insurance proceeds, and had gains of $32.6 million, of which $24.0 million was recognized currently and $8.6 million was deferred. In addition, the company recognized previously deferred gains of $5.5 million in 2010.
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

Aviation Services
On January 31, 2013, the Company completed the spin-off ("Spin-off") of Era Group Inc. ("Era Group"), the company that operated SEACOR's Aviation Services business segment, by means of a dividend to SEACOR's stockholders of all the issued and outstanding common stock of Era Group. Era Group is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol "ERA." Commencing with the three months ending March 31, 2013, the Company will report the historical financial position, results of operations and cash flows of Era Group as discontinued operations.
A significant portion of Aviation Services' operations involve transportation services provided to offshore oil and gas customers. The offshore oil and gas market is highly cyclical with demand linked to the price of oil and gas, which tends to fluctuate depending on many factors, including global economic activity and levels of inventory. In addition to the price of oil and gas, the availability of acreage and local tax incentives or disincentives and requirements for maintaining interests in leases affect activity levels in the oil and gas industry. Price levels for oil and gas by themselves can cause additional fluctuations by inducing changes in consumer behavior. During the year ended December 31, 2010, the market for Aviation Services' assets in the U.S. Gulf of Mexico was disrupted by events related to the sinking of the Deepwater Horizon drilling rig. After the Deepwater Horizon incident, the U.S. Department of Interior imposed a moratorium on offshore deepwater drilling operations, which caused a dramatic decrease in demand for helicopters supporting oil and gas activities in the region. Although the moratorium has been lifted, the process of issuing permits to drill remains slow, which continues to have a negative impact on demand for helicopter services in the U.S. Gulf of Mexico.
For the last six years, Aviation Services provided transportation services to government inspectors of offshore installations, drilling rigs and platforms. As of December 31, 2012, 20 Aviation Services' helicopters were operating under this contract with customer options to increase the number up to 30 helicopters.
Brazil is among the most important markets for offshore oil and gas activity world-wide. Aviation Services committed to participate in the Brazilian market by acquiring an ownership interest in Aeroleo, a Brazilian helicopter operator, in July 2011. Aviation Services contract-leases a number of helicopters to Aeroleo but deferred recognition of the revenues as a result of difficulties experienced by Aeroleo following the cancellation or suspension of certain contracts for a number of helicopters chartered by Aeroleo to Petrobras Brazil.
Beginning in 2005, Aviation Services had begun to deploy helicopters in international markets, frequently under contract-lease arrangements to third parties. The majority of these helicopters support oil and gas activities in regions of rapidly expanding activity, such as Brazil, India and Indonesia. Aviation Services has equipment working in the North Sea, Mexico and Spain. As of December 31, 2012, Aviation Services had 49 helicopters located in foreign jurisdictions compared with 15 helicopters as of December 31, 2006. In many cases the helicopters are contracted to local helicopter operators, which often prefer to lease helicopters rather than purchase them. Contract-leasing affords Aviation Services the opportunity to access new markets without significant initial infrastructure investment and generally without ongoing operating risk.
Consistent with its diversification strategy, Aviation Services deploys a number of helicopters in support of other industries and activities, including air medical services and search and rescue services in the U.S Gulf of Mexico, which are developed on a subscription basis.
Alaska is also an important market for Aviation Services. In addition to supporting oil company activities in the Cook Inlet and along the North Slope, Aviation Services operates a Fixed Base Operation ("FBO") at Ted Stevens Anchorage International Airport, provides flightseeing tours and supports firefighting and mining operations.
The aggregate cost of Aviation Services' operations depends primarily on the size and asset mix of the fleet. Aviation Services' operating costs and expenses are grouped into the following categories:

•	personnel (includes wages, benefits, payroll taxes, savings plans, subsistence and travel);

•	repairs and maintenance (primarily routine activities as well as helicopter refurbishments and engine and major component overhauls that are performed in accordance with planned maintenance programs);

•	insurance (the cost of hull and liability insurance premiums and loss deductibles);

•	fuel;

•	leased-in equipment (includes the cost of leasing helicopters and equipment); and

•	other (primarily base expenses, property, sales and use taxes, communication costs, freight expenses, and other).

Aviation Services engages a number of third-party vendors to maintain the engines and certain components on some of its helicopter models under programs known as “power-by-hour” maintenance contracts. These programs require Aviation Services to pay for the maintenance service ratably over the contract period, typically based on actual flight hours. Power-by-hour providers generally bill monthly based on hours flown in the prior month, the costs being expensed as incurred. In the event Aviation Services places a helicopter in a program after a maintenance period had begun, it may be necessary to pay an initial buy-in charge based on hours flown since the previous maintenance event. This buy-in charge is normally recorded as a prepaid expense and amortized as an operating expense over the remaining power-by-hour contract period. If a helicopter is sold or otherwise removed from a program before the scheduled maintenance work is carried out, Aviation Services may be able to recover part of the Company's payments to the power-by-hour provider, in which case a reduction to operating expense is recorded when the refund is received. Aviation Services also incurs repairs and maintenance expense through vendor arrangements whereby it obtains quotes and authorizes service through a repair order process.
Aviation Services expenses all repair costs as incurred, which may result in operating expenses varying substantially when compared with a prior year or prior quarter if a disproportionate number of refurbishments or overhauls are undertaken. This variation may be exacerbated by the timing of entering or exiting third-party power-by-hour programs.
Helicopters are contract-leased to third parties under arrangements whereby the customer assumes operational responsibility, Aviation Services often provides maintenance and parts support but generally does not incur any other material operating costs. In most instances, contract-leases require clients to procure adequate insurance but Aviation Services purchases contingent hull and liability coverage to mitigate the risk of a client's coverage failing to respond. In some instances, Aviation Services provides crews and other services to support its contract-lease customers.
Results of Operations

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	213,920	78	185,677	72	178,656	76
Foreign	59,001	22	72,471	28	56,710	24
	272,921	100	258,148	100	235,366	100
Costs and Expenses:
Operating:
Personnel	65,273	24	61,527	24	58,835	25
Repairs and maintenance	43,924	16	49,756	19	44,195	19
Insurance and loss reserves	10,750	4	8,479	3	9,114	4
Fuel	22,021	8	20,131	8	15,083	6
Leased-in equipment	1,450	—	2,003	1	2,052	1
Other	23,777	9	20,811	8	17,954	8
	167,195	61	162,707	63	147,233	63
Administrative and general	34,785	13	31,893	12	25,798	11
Depreciation and amortization	42,502	15	42,612	17	43,351	18
	244,482	89	237,212	92	216,382	92
Gains on Asset Dispositions and Impairments, Net	3,612	1	15,172	6	764	—
Operating Income	32,051	12	36,108	14	19,748	8
Other Income (Expense):
Derivative gains (losses), net	(490)	—	(1,326)	—	(118)	—
Foreign currency gains (losses), net	720	—	516	—	(1,511)	—
Other, net	30	—	9	—	50	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	(5,528)	(2)	82	—	(137)	—
Segment Profit	26,783	10	35,389	14	18,032	8

Operating Revenues by Service Line. The following tables set forth, for the years indicated, the amount of operating revenues by service line.

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
U.S. Gulf of Mexico, primarily from oil and gas activities	151,574	56	119,149	46	112,458	48
Alaska, primarily from oil and gas activities	25,969	9	23,602	9	28,188	12
Contract-leasing	59,256	22	72,700	28	57,538	24
Air Medical Services	19,751	7	25,836	10	22,208	9
Flightseeing	6,998	2	6,861	3	6,437	3
FBO	9,782	4	10,406	4	8,912	4
Intersegment Eliminations	(409)	—	(406)	—	(375)	—
	272,921	100	258,148	100	235,366	100
2012 compared with 2011
Operating Revenues. Operating revenues were $14.8 million higher for the year ended December 31, 2012 compared with the year ended December 31, 2011. Operating revenues in the U.S. Gulf of Mexico were $32.4 million higher primarily due to newly delivered helicopters being placed in service, an expansion of government services support and an increase in charter revenues primarily in support of hurricane evacuations. Operating revenues from Alaska, primarily from oil and gas activities, increased by $2.4 million primarily due to an increase in charter activity and hours flown in support of firefighting contracts and the full year impact of contracts that commenced in 2011. Operating revenues from contract-leasing activities decreased by $13.4 million. Contract-leasing revenues for helicopters chartered to Aviation Service's Brazilian joint venture were $11.2 million lower primarily due to the deferral and reduction of contract-leasing revenues as a result of difficulties experienced by the joint venture in connection with a canceled contract award for four AW139 medium helicopters under contract-lease from Aviation Services. In addition, contract-leasing revenues from the Brazilian joint venture were lower due to decreased flight hours for helicopters undergoing major maintenance. Contract-leasing revenues for another customer were also lower due to the net deferral of $1.9 million due to the customer's short-term liquidity issues. Operating revenues for air medical services were $6.1 million lower primarily due to the conclusion of a long-term hospital contract, partially offset by the full-year impact of a hospital contract that was awarded during 2011.
Operating Expenses. Operating expenses were $4.5 million higher in the year ended December 31, 2012 compared with the year ended December 31, 2011. Personnel costs were $3.7 million higher primarily due to the implementation of a pilot pay scale adjustment and the addition of personnel to support increased activity in the U.S. Gulf of Mexico. Repairs and maintenance expenses were $5.8 million lower in 2012 primarily due to the recognition of $7.7 million in vendor credits and $1.4 million in maintenance credits received in connection with the end of two customer contract-leases. In addition, repairs and maintenance expenses decreased by $3.6 million due to a reduction in hours flown for Aviation Services EC225 heavy helicopters. These decreases were partially offset by a $5.3 million increase as additional helicopters were placed in power-by-hour programs and a $1.6 million increase in other repairs and maintenance costs primarily due to the timing of repairs on helicopters not covered by power-by-hour arrangements. Insurance and loss reserves were $2.3 million higher due to an increase in the overall fleet value and the recognition of a good experience credit from our hull and liability underwriters in the year ended December 31, 2011. Fuel costs were $1.9 million higher primarily due to increased flight hours in the U.S. Gulf of Mexico, in line with the increased activity discussed above. Other operating expenses were $3.0 million higher primarily due to the receipt in the year ended December 31, 2011 of $1.9 million in insurance proceeds related to hurricane damages sustained in 2005.
Administrative and General. Administrative and general expenses were $2.9 million higher in the year ended December 31, 2012 compared with the year ended December 31, 2011. Allowance for doubtful accounts were $2.8 million higher, of which $2.5 million was provided in the year ended December 31, 2012 in connection with a customer bankruptcy. The year ended December 31, 2012 also included legal and professional expenses of $2.9 million associated with a contemplated public offering. These increases were partially offset by a $3.5 million decrease in severance costs associated with changes in executive management.

Depreciation. Depreciation expenses were $0.1 million lower in the year ended December 31, 2012 compared with the year ended December 31, 2011 primarily due to a change in estimate of the useful life and salvage value of helicopters, which reduced depreciation expense in the year ended December 31, 2012, partially offset by the addition of higher cost equipment. Effective July 1, 2011, the Company changed its estimated useful life and salvage value for helicopters from 12 to 15 years and 30% to 40%, respectively, due to improvements in new helicopter models that continue to increase their long-term value and make them viable for operation over a longer period of time.
Gains on Asset Dispositions and Impairments, Net. During the year ended December 31, 2012, the Company sold or otherwise disposed of eight helicopters, helicopter components and other equipment for proceeds of $5.5 million and gains of $2.9 million. In addition, the Company recognized previously deferred gains of $0.7 million. During the year ended December 31, 2011, the Company sold ten helicopters and other equipment and received insurance proceeds related to the loss of a helicopter. The Company received net proceeds of $29.2 million on the disposition of these assets, including insurance proceeds, and had gains of $16.5 million of which $2.0 million was deferred and $14.5 million was recognized currently. In addition, the Company recognized previously deferred gains of $0.7 million.
Operating Income. Excluding gains on asset dispositions, operating income as a percentage of revenues was 10% in the year ended December 31, 2012 compared with 8% in the year ended December 31, 2011. The increase is primarily due to the recognition of vendor credits and maintenance credits in the year ended December 31, 2012.
Equity in losses of 50% or less owned companies. During the year ended December 31, 2012, Aviation Services recognized an impairment charge of $5.9 million, net of tax, on its investment in its Brazilian joint venture.
2011 compared with 2010
Operating Revenues. Operating revenues were $22.8 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010. Operating revenues in the U.S. Gulf of Mexico were $6.7 million higher primarily due to a $7.3 million increase from search and rescue activities which began in late 2010 and a $9.9 million increase from higher oil and gas related activities, including fuel billings as a result of higher prices. The increases were partially offset by a $10.5 million decrease in operating revenues for oil spill response support activities. Operating revenues in Alaska were $4.6 million lower primarily due to the temporary suspension of a contract with a major oil and gas customer whose operations are expected to resume in 2012. Operating revenues from contract-leasing activities increased by $15.2 million as additional medium and heavy helicopters were placed on international contract-leases. As of December 31, 2011, 41 aircraft were dedicated to the contract-leasing market compared with 39 as of December 31, 2010. Operating revenues from medical operations increased by $3.6 million primarily due to $1.1 million of additional revenues generated from a new hospital contract and a $2.7 million increase in activity in support of an existing patient-pay customer. Operating revenues for the FBO were $1.5 million higher primarily due to an increase in fuel sales prices.
Operating Expenses. Operating expenses were $15.5 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010. Personnel costs were $2.7 million higher as additional personnel were added to support the increased activity discussed above. Repair and maintenance costs increased by $5.6 million primarily due to enrolling additional helicopters in power-by-hour maintenance programs. Fuel costs increased by $5.0 million primarily due to an increase in the price of fuel. Other operating expenses were $2.9 million higher primarily due to an $1.9 million increase in support of search and rescue activities, which began in late 2010, a $0.4 million increase from higher air medical activities and a $2.3 million increase as a result of providing more parts and repair services to contract-leasing customers. These increases were partially offset by the receipt of $1.9 million in insurance reimbursements relating to the 2005 Hurricanes Katrina and Rita, following final settlement with the Company’s insurance carriers. In addition, insurance and loss reserves were $0.6 million lower primarily due to the receipt of a good experience credit from its hull and machinery underwriters.
Administrative and General. Administrative and general expenses were $6.1 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to $4.2 million in severance costs associated with a change in executive management, a $1.1 million increase in wage and benefit costs, a $0.6 million increase in information technology costs and a $0.5 million increase in costs related to international business development and joint venture activities.
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
Gains on Asset Dispositions and Impairments, Net. During the year ended December 31, 2011, the Company sold ten helicopters and other equipment and received insurance proceeds related to the loss of a helicopter. The Company received net proceeds of $29.2 million on the disposition of these assets, including insurance proceeds, and had gains of $16.5 million of which $14.5 million was recognized currently and $2.0 million was deferred. In addition, the Company recognized previously deferred gains of $0.7 million. During the year ended December 31, 2010, the Company sold two helicopters and other equipment for net proceeds of $0.9 million and gains of $0.5 million. In addition, the Company recognized previously deferred gains of $0.6 million and recognized a loss of $0.3 million relating to the impairment of four EC120 helicopters.
Operating Income. Excluding gains on asset dispositions and impairments, operating income as a percentage of operating revenues was consistent in both periods at 8%.
Inland River Services
Historically, activity levels for grain exports and non-grain imports are the key drivers in determining freight rates. In 2012, the persistent and prolonged drought conditions had a negative impact on domestic corn production and grain export demand. The year had begun on an optimistic note with tight domestic feed grain stocks encouraging farmers to plant record corn acreage in 2012. However the drought decimated corn yields and the continuing tight domestic feed grain and oilseed stocks caused river export volumes to be 5% lower in 2012 compared with 2011 and 10% lower than the prior three year average. In the fourth quarter of 2012, corn export volumes through the port of New Orleans were the lowest in recent history at just over three million metric tons.
The drought also had a negative impact on barge and boat operations. River stages dropped to levels not seen in over 20 years leading to tow size restrictions, draft restrictions, periodic river closures and harbor delays on the Lower Mississippi River.
Conversely, the market for liquid barge transportation remained very active in 2012, driven by high refinery utilization and an increased demand for domestic crude oil, chemical and industrial movements. Approximately twenty-five percent of the U.S. 30,000 barrel liquid tank barge fleet was employed in the movement of domestic crude oil to refining complexes. This also supported demand for the remaining fleet for the movement of clean oil feedstock, blending components and finished products. The water-borne market was further strengthened by the fact that alternatives such as domestic pipelines and rail were operated at high capacity levels throughout the year.
On December 21, 2011, the Company acquired a controlling interest in Naviera Central S.A. (“Naviera”), which is a provider of inland river barge and terminal services on the Magdalena River in Colombia.
On December 31, 2011, the Company acquired certain terminal and fleeting assets and certain related affiliates from Lewis & Clark Marine, Inc. (“Lewis & Clark”). During 2012, the terminal operation in the St. Louis area experienced high volumes of deliveries for grain, grain by-products, and other agricultural and industrial products. This was primarily due to competitive pricing offered by the major rail carriers serving St. Louis compared with the Pacific Northwest and the Center Gulf Region (New Orleans-Houston) of the United States. In addition, dry cargo barge freight rates were competitive primarily due to the soft market conditions caused by the drought. These factors combined to make St. Louis a competitive delivery point for Lewis & Clark customers.
The Lewis & Clark fleeting operation also benefited from the high barge traffic to terminals in the St. Louis Harbor and higher refining activity in 2012. Barge activity through the St. Louis region has been growing significantly in recent years. The region's competitive transportation advantages both from a cost perspective and its flexibility in offering different shipping options has attracted companies to build more river terminals and upgrade existing facilities and refineries. Agricultural, industrial products, coal, crude oil and chemicals are the main commodities moving through the region.
At the end of 2012, the average age of the Inland River Services' dry cargo barge fleet was seven years old, which the Company believes is among the youngest fleets operating on the U.S. Inland River Waterways system. Inland River Services believes that approximately 24% of the dry cargo barge fleet operating on the U.S. Inland River Waterways is over 20 years old. Inland River Services believes the relatively young age of its dry cargo barge fleet enhances its availability and reliability, reduces downtime for repairs and obviates, for the immediate future, the necessity of replacement capital expenditures to maintain its fleet size and revenue generating capacity.

The aggregate cost of Inland River Services' operations depends primarily on the size and mix of its fleet. Inland River Services' operating costs and expenses are grouped into the following categories:

•	barge logistics (primarily towing, switching, fleeting and cleaning costs);

•	personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);

•	repairs and maintenance (primarily repairs and maintenance on towboats, which are performed in accordance with planned maintenance programs);

•	insurance and loss reserves (primarily the cost of Hull and Machinery, Protection and Indemnity and Cargo insurance premiums and loss deductibles);

•	fuel, lubes and supplies;

•	leased-in equipment (includes the cost of leasing equipment, including bought-in freight and towboats, from lessors under bareboat charter arrangements); and

•	other (rail car logistics, property taxes and other).
Results of Operations

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	225,205	99	187,657	100	161,697	100
Foreign	1,356	1	—	—	—	—
	226,561	100	187,657	100	161,697	100
Costs and Expenses:
Operating:
Barge logistics	90,391	40	80,506	43	54,296	33
Personnel	22,868	10	13,255	7	13,011	8
Repairs and maintenance	7,167	3	4,443	3	4,860	3
Insurance and loss reserves	3,639	2	2,392	1	3,005	2
Fuel, lubes and supplies	6,424	3	2,320	1	3,965	2
Leased-in equipment	14,550	6	10,370	6	12,491	8
Other	13,557	6	6,213	3	5,550	4
	158,596	70	119,499	64	97,178	60
Administrative and general	15,924	7	11,339	6	10,691	7
Depreciation and amortization	28,270	12	23,494	12	20,721	13
	202,790	89	154,332	82	128,590	80
Gains on Asset Dispositions	7,666	3	2,964	1	31,928	20
Operating Income	31,437	14	36,289	19	65,035	40
Other Income (Expense):
Derivative gains (losses), net	—	—	—	—	—	—
Foreign currency gains (losses), net	84	—	—	—	—	—
Other, net	(1)	—	4	—	2,237	2
Equity in Earnings (Losses) of 50% or Less Owned Companies	(3,310)	(1)	4,136	2	3,708	2
Segment Profit	28,210	13	40,429	21	70,980	44

Operating Revenues by Service Line. The following table presents, for the years indicated, operating revenues by service line.

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Dry cargo barge pools	110,647	49	110,326	59	89,935	56
Charter-out of dry cargo barges	7,588	3	9,097	5	8,605	5
Liquid unit tow operation	29,403	13	27,157	14	30,109	19
10,000 barrel liquid tank barge operations	19,561	9	16,277	9	10,180	6
Terminal operations	21,161	9	5,536	3	5,975	4
Fleeting operations	17,335	8	1,277	1	1,293	1
Inland river towboat operations and other activities	20,866	9	17,987	9	15,600	9
	226,561	100	187,657	100	161,697	100
Dry Cargo Barge Pools Operating Data. The following table presents, for the years indicated, Inland River Services’ interest in tons moved and its available barge days in the dry cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	2012		2011		2010
	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	3,963	65	4,691	74	3,121	69
Non-Grain	2,097	35	1,627	26	1,395	31
	6,060	100	6,318	100	4,516	100

	Days		Days		Days
Available Barge Days	208,630		196,820		168,109
2012 compared with 2011
Operating Revenues. Operating revenues were $38.9 million higher for the year ended December 31, 2012 compared with the year ended December 31, 2011. Excluding the impact of the Lewis & Clark acquisition which occurred on December 31, 2011 and accounted for a $17.8 million and $15.9 million increase in fleeting and terminal operating revenues, respectively, operating revenues were $5.3 million higher. Operating revenues from the dry cargo barge pools were $0.3 million higher in 2012 compared with 2011. The dry cargo markets were negatively affected by drought conditions throughout 2012, impacting crop yields and causing river closures and restricted tow sizes. The resulting reductions in operating revenues were offset by increased non-grain tonnage movements. Operating revenues from the liquid unit tow and 10,000 barrel liquid tank barge operations were $5.5 million higher primarily due to increased demand and the deployment of additional equipment. Operating revenues from inland river towboat operations and other activities were $2.9 million higher primarily due to higher activity levels for the Company's machine shop, gear and engine, and barge and towboat repair facilities ("SCF Services") and the Company's acquisition of a controlling interest in Naviera in December 2011. These increases were partially offset by a $1.5 million reduction in operating revenues from the charter-out of dry cargo barges primarily due to the expiration of charter contracts and the return of the equipment to the dry cargo barge pools, and a $1.4 million reduction in operating revenues at the Company's high-speed multi-modal liquid terminal facility ("Gateway Terminals") primarily due to lower ethanol throughput activity.
Operating Expenses. Operating expenses were $39.1 million higher in the year ended December 31, 2012 compared with the year ended December 31, 2011. Excluding the impact of the Lewis & Clark acquisition and the Company's acquisition of Naviera, which collectively accounted for $24.3 million of the increase, operating expenses were $14.8 million higher. Barge logistics expenses were $9.9 million higher primarily due to higher towing and switching expenses as a result of low water and poor operating conditions and higher fuel prices. Operating expenses in the unit tow operation were $3.8 million higher primarily due to costs incurred for mandatory five-year United States Coast Guard inspections and related repairs, an increase in towing charter-in expense as a consequence of the additional equipment and higher repair and maintenance costs. Operating expenses were $0.6 million higher at Gateway Terminals primarily due to dredging costs incurred as a consequence of low water levels and were $0.5 million higher for inland river towboat operations primarily due to higher fuel prices.

Administrative and General. Administrative and general expenses were $4.6 million higher in the year ended December 31, 2012  compared with the year ended December 31, 2011. Excluding the impact of the Lewis & Clark acquisition and the Company's acquisition of a controlling interest in Naviera, which collectively accounted for $3.9 million of the increase, administrative and general expenses were $0.7 million higher primarily due to the acceleration of restricted stock awards from 2013 and 2014 into the current year.
Depreciation and Amortization. Depreciation and amortization expenses were $4.8 million higher in the year ended December 31, 2012 compared with the year ended December 31, 2011. Excluding the impact of the Lewis & Clark acquisition and the Company's acquisition of a controlling interest in Naviera, which collectively accounted for $3.8 million of the increase, depreciation and amortization was $1.0 million higher primarily due to additional equipment following the acquisition of a controlling interest in Soylutions LLC in July 2011.
Gains on Asset Dispositions. During the year ended December 31, 2012, the Company sold ten barges, two towboats and other equipment for net proceeds of $13.2 million and gains of $5.1 million, of which $4.9 million was recognized currently and $0.2 million was deferred. In addition, the company recognized previously deferred gains of $2.8 million. During the year ended December 31, 2011, the Company sold seven barges, one towboat and other equipment for proceeds of $5.1 million and gains of $0.2 million. In addition the Company recognized previously deferred gains of $2.8 million.
     Operating Income. Excluding the impact of gains on sale of asset dispositions, operating income as a percentage of operating revenues was 11% for the year ended December 31, 2012 compared with 18% for the year ended December 31, 2011. The decrease was primarily due to higher operating costs in the Company's dry cargo barge pools as a result of poor operating conditions, a reduction in activity levels at Gateway Terminals and the inclusion of losses from Naviera.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. During the year ended December 31, 2012, the Company recognized $3.3 million of equity in losses of 50% or less owned companies, net of tax, primarily from its Argentinian joint venture as a result of difficult operating conditions and provisions for uncertain insurance recoveries related to facility damage sustained in 2011. During the year ended December 31, 2011 , the Company recognized $4.1 million of equity in earnings of 50% or less owned companies, net of tax, primarily due to the recognition of a $2.3 million gain, net of tax, following the acquisition of a 100% controlling interest in Soylutions LLC.
2011 compared with 2010
Operating Revenues. Operating revenues were $26.0 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010. Operating revenues from dry cargo barge pool operations were $20.4 million higher primarily due to a larger fleet following the addition of newly constructed dry cargo barges and the addition of dry cargo barges previously included in the Seaspraie joint venture. Operating revenues from liquid unit tow operations were $3.0 million lower primarily due to lower contract rates and reduced utilization. Operating revenues from 10,000 barrel liquid tank barge operations were $6.1 million higher primarily due to the addition of barges previously included in the Seaspraie joint venture. Operating revenues from inland river towboat operations and other activities were $2.4 million higher primarily due to the commencement of towboat repair operations.
Operating Expenses. Operating expenses were $22.3 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010. The increase was primarily due to increased barge logistics expenses as a result of the larger fleet, higher fuel prices and high-water towing escalators as a result of difficult operating conditions throughout the first half of 2011 and higher repositioning costs due to delays in the commencement of the 2011 grain harvest.
Gains on Asset Dispositions. During the year ended December 31, 2011, the Company sold seven barges, one towboat and other equipment for proceeds of $5.1 million and gains of $0.2 million. In addition the Company recognized previously deferred gains of $2.8 million. During the year ended December 31, 2010, the Company sold 60 dry cargo barges to its South American joint venture and other equipment for proceeds of $25.8 million and gains of $16.5 million. In addition, the Company recognized previously deferred gains of $15.5 million, of which $12.2 million related to the Company’s acquisition of a controlling interest in its Seaspraie joint venture.
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
Shipping Services
Demand for the Company’s petroleum transportation services is dependent on several factors, including petroleum production and refining activity levels in the United States, domestic consumer and commercial consumption of petroleum products, and chemicals and competition from foreign imports of oil products. During 2006 and 2007, orders placed by industry participants for the construction of new double-hulled vessels qualified for operation in the U.S. coastwise trade created uncertainty as to whether the market would be able to absorb such additional capacity. In response to the uncertainty of both demand and supply factors and in order to secure a portion of the fleet’s future earnings, Shipping Services entered into long-term arrangements to bareboat charter-out four vessels with staggered delivery dates. The first vessel began its charter in March 2007, the second in September 2008, the third in January 2010, and the fourth in August of 2010.
As of December 31, 2012, the Company believes that third parties have contracted to build approximately two U.S.-flag tank vessels that could compete with Shipping Services’ equipment and that both of these vessels are scheduled to be delivered in 2013 It is anticipated that two U.S.-flag tank vessels will be restricted from carrying crude oil and petroleum products during 2013 under OPA 90 regulations.
The demand for harbor towing and bunkering services is affected by the volume, size and type of vessels calling within the U.S. ports where tugs are deployed. Bunkering services are provided under a long term, fixed price contract serving a single customer who markets bunkers within the Netherlands Antilles. The number of U.S.-flag harbor tugs in service is hard to ascertain. Operators continue to upgrade their fleets with new-building azimuth drive tugs to service changing customer requirements.
The demand for liner and short-sea shipping services is dependent on several factors, including the strength of the economies and thus demand for consumer and durable goods within the Caribbean.
G&G Shipping Acquisition. In April 2011, Shipping Services acquired real property, eight foreign-flag Roll-on/Roll-off (“RORO”) vessels and a 70% interest in an operating company engaged in the shipping trade between the United States, the Bahamas and the Caribbean. Effective December 31, 2012, the Company became the sole shareholder of the operating company.
Shipping Services’ operating costs and expenses are grouped into the following categories:

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
Vessel drydockings are performed regularly in accordance with applicable regulations and the Company expenses drydocking costs as incurred. If a disproportionate number of drydockings are undertaken in a particular fiscal year or quarter, operating expenses may vary significantly when compared with a prior year or prior quarter.

Results of Operations

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	149,733	83	137,416	85	133,086	90
Foreign	30,303	17	23,891	15	14,546	10
	180,036	100	161,307	100	147,632	100
Costs and Expenses:
Operating:
Personnel	32,880	18	32,287	20	36,437	25
Repairs and maintenance	10,995	6	6,285	4	6,173	4
Drydocking	7,229	4	3,804	2	8,254	5
Insurance and loss reserves	3,913	2	3,988	2	6,672	4
Fuel, lubes and supplies	17,643	10	13,924	9	10,279	7
Leased-in equipment	18,168	10	15,567	10	8,858	6
Other	21,297	12	14,853	9	5,494	4
	112,125	62	90,708	56	82,167	55
Administrative and general	22,553	13	18,301	11	14,451	10
Depreciation and amortization	30,635	17	30,214	19	37,181	25
	165,313	92	139,223	86	133,799	90
Gains (Losses) on Asset Dispositions and Impairments, Net	3,128	2	1,355	1	(17,485)	(12)
Operating Income (Loss)	17,851	10	23,439	15	(3,652)	(2)
Other Income (Expense):
Derivative gains (losses), net	—	—	—	—	—	—
Foreign currency gains (losses), net	6	—	(30)	—	18	—
Other, net	7,452	4	307	—	44	—
Equity in Losses of 50% or Less Owned Companies	(4,148)	(2)	(74)	—	—	—
Segment Profit (Loss)	21,161	12	23,642	15	(3,590)	(2)
Operating Revenues by Line of Service. The table below sets forth, for the years indicated, operating revenues earned by line of service.

	December 31, 2012		December 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Petroleum Transportation:
Time charter	37,086	21	35,378	22	42,036	29
Bareboat charter	34,785	19	34,690	22	28,677	19
Contract of affreightment	—	—	—	—	5,246	4
Harbor Towing and Bunkering	73,401	41	68,521	42	71,469	48
Liner Transportation	34,349	19	22,518	14	—	—
Technical management services	415	—	200	—	204	—
	180,036	100	161,307	100	147,632	100

2012 compared with 2011
Operating Revenues. Operating revenues were $18.7 million higher for the year ended December 31, 2012 compared with the year ended December 31, 2011. Time charter revenues for petroleum transportation were $1.7 million higher, primarily due to an increase in time charter rates for three vessels. Operating revenues for harbor towing and bunkering were $4.9 million higher primarily due to more traffic, tariff increases in certain ports and short-term charter revenues. Operating revenues for liner transportation vessels were $11.8 million higher reflecting the G&G Shipping Acquisition discussed above.
Operating Expenses. Operating expenses were $21.4 million higher for the year ended December 31, 2012 compared with the year ended December 31, 2011. Repair and maintenance expenses were $4.7 million higher primarily due to topside repairs on one U.S.-flag product tanker, increased expenses for harbor tugs and a full year of activity for the foreign-flag RORO vessels. Drydocking costs were $3.4 million higher primarily due to a regulatory drydocking for one U.S.-flag product tanker, and more drydocking activity for harbor tugs. Fuel, lubes and supplies were $3.7 million higher primarily due to a full year of activity for the foreign-flag RORO vessels. Leased-in equipment was $2.6 million higher primarily due to the requirement to charter-in third party vessels to cover tug out-of-service time due to drydockings, repositioning and repairs. Other operating expenses were $6.4 million higher primarily due to a full year of activity for the foreign-flag RORO vessels.
Administrative and General. Administrative and general expenses were $4.3 million higher for the year ended December 31, 2012 compared with the year ended December 31, 2011 primarily due to a full year of activity for G&G Shipping and the acceleration of restricted stock awards from 2013 and 2014 into the current year.
Depreciation and Amortization. Depreciation and Amortization expenses were $0.4 million higher for the year ended December 31, 2012 primarily due to a full year of activity for the assets acquired in the G&G Shipping acquisition, partially offset by a decrease in depreciation expense from the sale of the Seabulk America during 2011.
Gain on Asset Dispositions and Impairments, Net. During the year ended December 31, 2012, Shipping Services' sold one foreign-flag RORO vessel and five harbor tugs for net proceeds of $20.3 million and gains of $7.1 million, of which $3.1 million was recognized currently and $4.0 million was deferred. During the year ended December 31, 2011, Shipping Services' sold one U.S -flag product tanker and two harbor tugs for net proceeds of $11.5 million and gains of $1.4 million.
Operating Income. Excluding the impact of gains (losses) on asset dispositions and impairments, operating income as a percentage of operating revenues was 8% in 2012 compared with 14% in 2011. The reduction was primarily due to the increases in repairs and maintenance expenses, more drydocking activity and higher leased-in equipment costs noted above.
Other, net. Other, net was $7.1 million higher primarily due to a $7.0 million termination payment from a customer following the cancellation of a long-term charter.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings for the year ended December 31, 2012 reflects losses incurred by the Company's short-sea shipping joint venture, an operator of U.S.-flag deck and RORO barges, partially offset by earnings from the Company's joint venture that began operating a U.S.-flag articulated tug-barge on the Great Lakes in April 2012.
2011 compared with 2010
Operating Revenues. Operating revenues were $13.7 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010. Time charter revenues for petroleum transportation were $6.7 million lower, primarily due to the change in status of one vessel from time charter to long-term bareboat charter effective August 21, 2010, partially offset by fewer off-hire days for regulatory drydockings. Bareboat charter revenues were $6.0 million higher due to the change in contract status of one vessel from time charter to long-term bareboat charter. Contract of affreightment revenues were $5.2 million lower primarily due to the lay-up of one U.S.-flag product tanker in August 2010. Operating revenues for harbor towing and bunkering were $2.9 million lower primarily due to prior year support of oil spill response activities, the charter-in of additional third-party equipment in 2010, partially offset by increases in tariff revenue for certain ports. Operating revenues for liner transportation were $22.5 million higher reflecting the G&G Shipping Acquisition discussed above.
Operating Expenses. Operating expenses were $8.5 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010. Excluding the impact of the G&G Shipping acquisition, which accounted for a $19.1 million increase, operating expenses were $10.6 million lower primarily due to the change in contract status of two time charter vessels to long-term bareboat charter, the sale of the Seabulk America and reduced drydocking activity. In 2010, two U.S.-flag product tankers underwent regulatory drydockings compared with 2011 when one U.S.-flag product tanker underwent an underwater survey. These reductions in operating costs were partially offset by an increase in leased-in equipment expenses primarily due to the sale-leaseback of two U.S.-flag product tankers in the fourth quarter of 2010.
Administrative and General. Administrative and general expenses were $3.9 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to the G&G Shipping acquisition.
Depreciation and Amortization. Depreciation and Amortization expenses were $7.0 million lower for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to the sale-leaseback of two U.S.-flag product tankers in the fourth quarter of 2010 partially offset by an increase in depreciation expense for assets acquired in the G&G Shipping acquisition.
Gains on Asset Dispositions and Impairments, Net. During the year ended December 31, 2011, Shipping Services' sold one U.S -flag product tanker and two harbor tugs for net proceeds of $11.5 million and gains of $1.4 million. During the year ended December 31, 2010, the Company sold two U.S.-flag product tankers and one ocean liquid tank barge for net proceeds of $188.7 million and gains of $70.5 million, of which $1.2 million was recognized currently and $69.3 million was deferred. In addition, the Company recorded an impairment charge of $18.7 million to write-down the Seabulk America.
Operating Income. Excluding the impact of gains (losses) on asset dispositions and impairments, operating income as a percentage of operating revenues was 14% in 2011 compared with 9% in 2010. The increase was primarily due to the change in contract status for one U.S.-flag product tanker, a reduction in drydocking activity and the sale of the Seabulk America.
Alcohol Manufacturing
The profitability of Illinois Corn Processing ("ICP") is affected by the availability and market prices of energy and agricultural commodities and the availability and costs of transportation and logistics services, including pipeline, truck, barge, rail and ocean freight.
Results of Operations

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	$ '000%		$ '000%		$ '000%
Operating Revenues:
United States	188,650	100%	—	—%	—	—%
Costs and Expenses:
Operating	183,442	97%	—	—%	—	—%
Administrative and general	1,920	1%	256	—%	235	—%
Depreciation and amortization	5,757	3%	—	—%	—	—%
	191,119	101%	256	—%	235	—%
Operating Income (Loss)	(2,469)	(1)%	(256)	—%	(235)	—%
Other Income (Expense):
Derivative gains (losses), net(1)	(856)	(1)%	—	—%	—	—%
Foreign currency gains (losses), net	—	—%	—	—%	—	—%
Other, net	—	—%	—	—%	—	—%
Equity in Earnings (Losses) of 50% or Less Owned Companies	6,154	3%	(1,815)	—%	(604)	—%
Segment Profit (Loss)	2,829	1%	(2,071)	—%	(839)	—%
______________________

(1)
Alcohol Manufacturing routinely enters into exchange traded positions (primarily corn futures) to offset its net commodity market exposure on raw material and finished goods inventory balances. As of December 31, 2012, the net market exposure to corn under its contracts and its raw material and inventory balances was not material.

2012 compared with 2011
On February 1, 2012, the Company obtained a 70% controlling interest in ICP through its acquisition of a portion of its partner's interest. ICP owns and operates an alcohol manufacturing facility dedicated to the production of alcohol for beverage, industrial and fuel applications.

Other
For the years ended December 31, the operating revenues and segment profit of the Company's Other activities was as follows:

	2012	2011	2010
	$ ’000	$ ’000	$ ’000
Operating Revenues:
Emergency and crisis services	$40,613	$80,951	$193,469
Agricultural commodity trading and logistics	153,604	224,524	156,321
Other activities	1,514	1,392	926
	$195,731	$306,867	$350,716
Segment Profit (Loss):
Emergency and crisis services	$(13,640)	$20,013	$101,851
Agricultural commodity trading and logistics	(585)	(668)	(8,063)
Other activities(1)	(2,988)	(2,124)	(1,186)
	$(17,213)	$17,221	$92,602
 ______________________

(1)	The components of segment profit do not include interest income, which is a significant component of the Company's lending and leasing activities.
Emergency and Crisis Services. Operating results and operating margins for Emergency and Crisis Services can vary materially between comparable periods depending upon the number and magnitude of emergency responses.
Segment profit for the year ended December 31, 2012 included equity in losses of 50% or less owned companies of $9.7 million, net of tax, upon the contribution of the Company's O'Brien's Response Management Inc. ("ORM") subsidiary in exchange for an equity interest in Witt O'Brien's, LLC, a response management joint venture. The equity in losses was primarily related to the one-time recognition of deferred tax liabilities associated with the deconsolidation of non-deductible goodwill. In addition, ORM reported operating losses from continuing operations of $4.2 million for the year ended December 31, 2012.
Segment profit in the years ended December 31, 2011 and 2010 was materially impacted by oil spill response activities relating to the BP Macondo well incident in the U.S. Gulf of Mexico following the sinking of the semi-submersible drilling rig Deepwater Horizon in April 2010. Emergency and Crisis Services primarily provided professional assistance, consulting services and software systems in support of incident management activities at various strategic locations in support of the oil spill response.
Agricultural Commodity Trading and Logistics. Segment loss in 2010 resulted primarily from costs incurred during the winding down of rice trading activities and market write-downs of rice inventories.
Other Activities. Segment loss in 2012 resulted primarily from the impairment of a fixed wing aircraft sold in December 2012 following its return by a leasing customer upon the scheduled completion of the lease.
Corporate and Eliminations

	2012	2011	2010
	$ ’000	$ ’000	$ ’000
Corporate Expenses	(46,231)	(37,404)	(47,692)
Eliminations	50	—	212
Operating Loss	(46,181)	(37,404)	(47,480)
Other Income (Expense):
Derivative gains (losses), net	(2,623)	(29,075)	10,903
Foreign currency gains (losses), net	462	3,395	(5,608)
Other, net	(305)	(521)	597
Corporate Expenses. Corporate expenses were $8.8 million higher in 2012 compared with 2011 primarily due to the acceleration of restricted stock awards into 2012 that were scheduled to lapse in 2013 and 2014. Corporate expenses were $10.3 million lower in 2011 compared with 2010 primarily due to higher management bonus accruals in 2010, the acceleration of restricted stock awards into 2010 that were scheduled to lapse in 2011, and amounts designated for a foundation in 2010 to provide financial support to selected charities and projects in various parts of the Southeastern United States affected by the Deepwater Horizon oil spill.
Derivative gains (losses), net. Derivative losses, net in 2012 were primarily due to losses on interest rate swaps of $3.6 million and equity index and options of $0.6 million partially offset by gains on forward exchange option and future contracts of $0.7 million and exchange traded commodity swap option and future contracts of $1.0 million. Derivative losses, net in 2011 were primarily due to losses on U.S. Treasury note, rate lock and bond future and option contracts of $28.3 million. Derivative gains, net in 2010 were primarily due to gains on U.S. Treasury note, rate lock and bond future and option contracts of $8.5 million, forward currency exchange option and future contracts of $3.8 million and equity options of $1.6 million partially offset by losses on interest rate swaps of $3.5 million.
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
Other Income (Expense) not included in Segment Profit

	2012	2011	2010
	$’000	$’000	$’000
Interest income	18,270	13,617	8,849
Interest expense	(48,539)	(41,135)	(43,870)
Debt extinguishment gains (losses), net	(160)	(99)	(1,460)
Marketable security gains (losses), net	12,891	(7,893)	(2,159)
	(17,538)	(35,510)	(38,640)
Interest income. Interest income was $4.7 million higher in 2012 compared with 2011 primarily due to interest earned on advances to the Company's 50% or less owned companies and interest from the Company's lending and leasing activities. Interest income was $4.8 million higher in 2011 compared with 2010 primarily due to higher lending and leasing activities.
Interest expense. Interest expense was $7.4 million higher in 2012 compared with 2011 primarily due to interest expense on borrowings from Era Group's senior secured revolving credit facility and 7.75% Senior Notes entered into on December 7, 2012, offset by lower interest from the Company's 5.875% Senior Notes which matured October 1, 2012. Interest expense was $2.7 million lower in 2011 compared with 2010 primarily due to higher capitalized interest.
Debt extinguishment gains, net. During 2010, the Company purchased or redeemed outstanding debt that resulted in net losses on debt extinguishments of $1.5 million. The net losses resulted primarily from the purchase of the Company’s 7.375% Senior Notes.
Marketable security gains (losses), net. In 2012, marketable security gains, net were due to gains on long marketable security positions of $13.2 million partially offset by losses on short sales of marketable securities of $0.3 million. In 2011, marketable security losses, net were due to losses on the Company’s long marketable security positions of $13.4 million partially offset by gains on short sales of marketable securities of $5.5 million. In 2010, marketable security losses, net were due to losses on short sales of marketable securities of $5.0 million partially offset by gains on long marketable security positions of $2.8 million.
Income Taxes
The Company’s effective income tax rate in 2012, 2011 and 2010 was 41.7%, 38.0% and 37.1%, respectively.

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
As of December 31, 2012, excluding Aviation Services, the Company's unfunded capital commitments were $210.7 million and consisted of: 16 offshore support vessels for $122.6 million; an interest in a jack-up drilling rig for $30.3 million; eight inland river tank barges for $18.4 million; five inland river towboats for $15.3 million; four harbor tugs for $13.1 million; and other equipment and improvements for $11.0 million. In addition, the Company notified the lessee of its intent to purchase one harbor tug currently operating under a capital lease for $1.3 million. Of these commitments, $176.6 million is payable during 2013 with the balance payable through 2015. The Company's Aviation Services business segment's unfunded capital commitments were $134.8 million and consisted primarily of eleven helicopters for $134.4 million, of which $128.3 million may be terminated without further liability other than the payment of liquidated damages of $3.3 million. Of Aviation Services commitments, $13.8 million is payable in 2013 with the balance payable through 2016. As of December 31, 2012, the Company held balances of cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds totaling $505.3 million, of which $11.5 million was held by Aviation Services. Subsequent to December 31, 2012, the Company, excluding Aviation Services, committed to purchase additional equipment for $1.3 million, Aviation Services committed to purchase two additional helicopters for $16.6 million and one of the Company's Offshore Marine Services joint ventures secured financing for the jack-up drilling rig reducing the Company's unfunded capital commitments by $30.3 million.
As of December 31, 2012, construction reserve funds of $186.0 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of December 31, 2012, the remaining authority under the repurchase plan was $30.5 million. Subsequent to December 31, 2012, the Company's Board of Directors increased the authorization to repurchase Common Stock to $100.0 million.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.
As of December 31, 2012, the Company had no outstanding borrowings under the SEACOR revolving credit facility. The remaining availability under this facility as of December 31, 2012 was $359.0 million, net of issued letters of credit of $1.0 million. In addition, the Company had other outstanding letters of credit totaling $40.0 million with various expiration dates through 2016, of which $11.3 million was offset by letters of credit issued in favor of the Company in connection with the sale of SEI.
As of December 31, 2012, Era Group had $50.0 million of outstanding borrowings under its senior secured revolving credit facility and had issued letters of credit of $0.3 million. The senior secured revolving credit facility requires Era Group to maintain a maximum leverage ratio and various other financial ratios, as defined in the senior secured credit facility. Failure to comply with these ratios is an event of default and, as a result, borrowing capacity is based on the ability to comply with these ratios. As of December 31, 2012, Era Group had remaining availability of $92.3 million based on compliance with these financial ratios.

Summary of Cash Flows

	2012	2011	2010
	$ ’000	$ ’000	$ ’000
Cash provided by or (used in):
Operating Activities - Continuing Operations	190,282	176,898	317,692
Operating Activities - Discontinued Operations	12,804	34,459	77,512
Investing Activities - Continuing Operations	(253,394)	(323,899)	25,120
Investing Activities - Discontinued Operations	107,100	(8,057)	(5,892)
Financing Activities - Continuing Operations	(260,447)	220,983	(506,106)
Financing Activities - Discontinued Operations	—	—	(405)
Effect of Exchange Rate Changes on Cash and Cash Equivalents - Continuing Operations	2,686	2,006	(8,082)
Effect of Exchange Rate Changes on Cash and Cash Equivalents - Discontinued Operations	74	(47)	72
Net Increase (Decrease) in Cash and Cash Equivalents	(200,895)	102,343	(100,089)
Operating Activities
Cash flows provided by operating activities decreased by $8.3 million during 2012 compared with 2011. Cash flows provided by operating activities decreased by $183.8 million during 2011 compared with 2010. The components of cash flows provided by (used in) operating activities during the years ended December 31 were as follows:

	2012	2011	2010
	$ ’000	$ ’000	$ ’000
Operating income from continuing operations before depreciation and gains on asset dispositions and impairments, net	235,026	218,720	375,231
Operating income from discontinued operations before depreciation and gains on asset dispositions and impairments, net	6,124	27,488	151,392
Changes in operating assets and liabilities before interest and income taxes	(13,754)	(44,246)	79,654
Purchases of marketable securities	(40,396)	(117,145)	(107,716)
Proceeds from sales of marketable securities	36,537	178,016	44,992
Dividends received from 50% or less owned companies	6,590	9,582	17,912
Interest paid, excluding capitalized interest	(46,457)	(39,559)	(43,445)
Income taxes paid, net of refunds	(13,061)	(5,899)	(125,600)
Other	32,477	(15,600)	2,784
Total cash flows provided by operating activities	203,086	211,357	395,204
During 2012, operating income from continuing operations before depreciation and gains on asset dispositions and impairments, net increased by $16.3 million compared with 2011 primarily due to improvements in Offshore Marine Services due to increased demand derived from offshore drilling and exploration activities offset by a decline in emergency and crisis services which depend upon the number and magnitude of emergency responses each year. During 2011, operating income from continuing operations before depreciation and gains on asset dispositions and impairments, net decreased by $156.5 million compared with 2010 primarily due to the impact of the oil spill response, activities in 2010 and weakness in the offshore marine market. See “Consolidated Results of Operations” included above for a discussion of the results for each of the Company’s business segments.
During 2011, changes in operating assets and liabilities before interest and income taxes used cash flows of $44.2 million primarily due to final settlements with a customer and certain subcontractors in respect of oil spill response activities and increased working capital employed in Aviation Services and commodity trading and logistics activities. During 2010, changes in operating assets and liabilities before interest and income taxes provided cash flows of $79.7 million primarily due to the positive working capital impact of oil spill response activities, the liquidation of rice inventories in agricultural commodity trading and logistics and the reduction of working capital in Offshore Marine Services resulting from declines in activity.
During 2012, cash used in operating activities included $23.3 million to purchase marketable security long positions and $17.1 million to cover marketable security short positions. During 2012, cash provided by operating activities included $34.0 million received from the sale of marketable security long positions and $2.5 million received upon entering into marketable security short positions.

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
Investing Activities
During 2012, net cash used in investing activities of continuing operations was $253.4 million million primarily as follows:

•
Capital expenditures were $352.3 million. Equipment deliveries included five offshore support vessels, one wind farm utility vessel, three inland river dry cargo barges, five inland river liquid tank barges, two inland river towboats and 18 helicopters.

•
The Company sold property and equipment for net proceeds of $173.1 million ($119.2 million in cash, $5.0 million in cash deposits previously received and $48.9 million in seller financing). Equipment dispositions included the sale of two anchor handling towing supply vessels and two harbor tugs for $84.5 million with leaseback terms ranging from 48 months to 96 months.

•
The Company made net investments in, and advances to, 50% or less owned companies of $56.2 million including a $10.8 million loan to Era do Brazil, $20.8 million of bridge financing to Trailer Bridge and $11.0 million in advances to Avion.

•
The Company received returns on investments from its 50% or less owned companies of $89.8 million including $45.0 million of repayments on short-term notes from Mexmar, $20.0 million from SeaJon as a capital distribution and $15.7 million from Avion as a repayment of advances.

•	The Company received net payments on third party notes receivable of $33.7 million.

•	Construction reserve fund account transactions included withdrawals of $122.7 million and deposits of $58.4 million.

•	The Company acquired 18 lift boats, real property and working capital from Superior for $142.5 million.

•	The Company obtained a 70% controlling interest in ICP through its acquisition of a portion of its partner's interest for $9.1 million in cash.
During 2012, net cash provided by investing activities of discontinued operations was $107.1 million primarily as follows:

•
On March 16, 2012, the Company sold the SES Business for a net sales price of $99.9 million. Net cash proceeds received during 2012 were $90.3 million. On December 31, 2012, the Company sold SEI to Par Petroleum Corporation for a net sales price of $15.1 million. Net cash proceeds received during 2012 were $17.8 million.

During 2011, net cash used in investing activities of continuing operations was $323.9 million primarily as follows:

•
Capital expenditures were $324.2 million. Equipment deliveries included three offshore support vessels, 55 inland river dry cargo barges, two inland river liquid tank barges, nine helicopters and one harbor tug. In addition, the Company acquired a controlling interest in an offshore support vessel.

•
The Company sold 11 offshore support vessels, 10 helicopters, one US-flagged product tanker, one inland river towboat, one inland river liquid tank barge, six inland river dry cargo and deck barges, two harbor tugs and other equipment for net proceeds of $101.8 million, including $36.3 million in proceeds upon entering into a sale-leaseback transaction.

•	The Company made investments in its 50% or less owned companies of $63.0 million.

•	The Company received returns on investments from its 50% or less owned companies of $22.3 million.

•	The Company made net advances on third party notes receivable of $36.2 million.

•	Construction reserve fund account transactions included withdrawals of $82.5 million and deposits of $18.6 million.

•	The Company acquired certain assets and liabilities of Lewis & Clark and certain related affiliates for $29.6 million.

•	The Company acquired 75% of the issued and outstanding shares in Windcat Workboats Holdings Ltd. for $21.5 million. The acquired company had $3.3 million in cash at the time of acquisition.

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

During 2010, net cash provided by investing activities of continuing operations was $25.1 million primarily as follows:

•
Capital expenditures were $243.4 million. Equipment deliveries included one offshore support vessel, 113 inland river dry cargo barges, 17 inland river liquid tank barges, six helicopters and one tractor tug.

•
The Company sold eight offshore support vessels, two helicopters, one ocean liquid tank barge, 60 inland river dry cargo barges, two tankers and other equipment for net proceeds of $360.3 million, including $217.3 million in proceeds upon entering into sale-leaseback transactions. In addition, the Company received insurance proceeds related to the nationalization of one of its offshore support vessels and the total constructive loss of another offshore support vessel under construction.

•	The Company made investments in its 50% or less owned companies of $58.6 million.

•	The Company received returns on investments from its 50% or less owned companies of $15.1 million.

•
The Company released $21.4 million of restricted cash and $7.0 million of Title XI reserve funds into general purpose funds primarily due to the redemption of all of the outstanding Title XI Bonds on two of the Company’s double-hull product tankers (as noted below).

•	Construction reserve fund account transactions included withdrawals of $56.7 million and deposits of $97.8 million.

•	The Company made net investments in leases of $15.0 million.
Financing Activities
During 2012, net cash used in financing activities of continuing operations was $260.4 million. The Company:

•	purchased $5.5 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $5.7 million;

•	retired at maturity $171.0 million of the remaining principal balance outstanding of its 5.875% Senior Notes due 2012 for $171.0 million;

•	issued $350.0 million, in principal amount of its 2.5% Convertible Senior Notes due 2027, for proceeds of $340.6 million net of issue costs of $9.4 million;

•	issued $200.0 million, in principal amount of the Era Group Inc 7.75% Senior Notes due 2022 for proceeds of $191.9 million net of issue costs of $4.7 million;

•	borrowed $115.0 million and repaid $290.0 million under the SEACOR revolving credit facility;

•	borrowed $88.0 million and repaid $290.0 million under the Era Group senior secured revolving credit facility, net of issue costs;

•	issued other debt of $6.6 million;

•	made scheduled payments on long-term debt and capital lease obligations of $16.3 million;

•	had borrowings of $0.1 million and made repayments of $0.7 million on other working capital lines;

•	repaid $3.2 million of acquired debt;

•	incurred net repayments on inventory financing arrangements of $14.6 million

•	paid a $5.00 per share dividend on Common Stock of $100.4 million to shareholders; and

•	acquired for treasury 1,377,798 shares of Common Stock for an aggregate purchase price of $119.5 million.
During 2011, net cash provided by financing activities of continuing operations was $221.0 million. The Company:

•	purchased $2.2 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $2.3 million;

•
had borrowings of $50.0 million under the SEACOR revolving credit facility and $248.9 million under the Era senior secured revolving credit facility, net of issue costs, and issued other debt of $2.9 million;

•	repaid $22.8 million for the redemption of facility financing;

•	made scheduled payments on long-term debt and capital lease obligations of $14.5 million;

•	had net borrowings on inventory financing arrangements of $20.2 million;

•	received $11.9 million for share award plans; and

•	acquired for treasury 843,400 shares of Common Stock for an aggregate purchase price of $71.3 million.
During 2010, net cash used in financing activities of continuing operations was $506.1 million. The Company:

•	paid a $15.00 per share dividend on Common Stock of $319.7 million to shareholders;

•	redeemed all of the outstanding bonds on two of its double hull product tankers, in principal amount of $61.9 million, for an aggregate purchase price of $63.0 million including a make-whole premium;

•	purchased $2.4 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $2.5 million;

•	purchased $16.5 million, in principal amount, of its 7.375% Senior Notes due 2019 for an aggregate purchase price of $17.3 million;

•	made scheduled payments on long-term debt and capital lease obligations of $10.1 million;

•	issued other secured debt in an aggregate principal amount of $38.7 million;

•	had net borrowings on inventory financing arrangements of $21.6 million;

•	received $26.2 million from share award programs; and

•	acquired for treasury 1,811,700 shares of Common Stock for an aggregate purchase price of $137.1 million.
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

Off-Balance Sheet Arrangements
On occasion, the Company and its partners will guarantee certain obligations on behalf of their joint ventures. As of December 31, 2012, the Company had the following guarantees in place:

•
The Company is a guarantor of 50% of the outstanding debt for one of its domestic offshore marine joint ventures. The amount guaranteed by the Company declines as principal payments are made and will terminate when the debt is repaid. The debt matures in 2015. As of December 31, 2012, the amount of the Company’s guarantee was $12.0 million.

•
The Company is a party to two international offshore marine joint ventures that obtained bank debt to finance the acquisition of offshore support vessels from the Company. The debt is secured by, among other things, a first preferred mortgage on the vessels. The bank also has the authority to require the parties to the joint ventures to fund uncalled capital commitments, as defined in the joint ventures’ partnership agreements. In such event, the Company would be required to contribute its allocable share of uncalled capital, which was $2.5 million, in the aggregate, as of December 31, 2012. The Company manages these vessels on behalf of the joint ventures and guarantees the outstanding charter receivables of one of the joint ventures if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of December 31, 2012, the Company’s contingent guarantee of the joint venture’s outstanding charter receivables was $2.2 million.

•
The Company guaranteed up to $0.7 million with respect to amounts owing pursuant to a vessel charter agreement between one of the Company’s domestic offshore marine joint ventures and the owner of the chartered vessel. The amount of the Company’s guarantee declines over the life of the charter and terminates in 2013.

•
The Company is guarantor of 50% of the outstanding debt for a joint venture that owns two offshore high speed catamaran crew boats. The amount of the guarantees decline as principal payments are made and will terminate when the debt is repaid. The debt matures in 2015. As of December 31, 2012, the amount of the Company’s guarantee was $9.1 million.

•
The Company is guarantor of 50% of the outstanding debt for a Shipping Services joint venture that owns a U.S.flag articulated tug-barge, up to a maximum of $5.0 million. The debt matures in 2017. As of December 31, 2012, the amount of the Company’s guarantee was $5.0 million.

In addition, the Company had issued performance guarantees on behalf of the SES Business prior to its sale that expire in 2013-2014. As of December 31, 2012, the amount of outstanding SES Business performance guarantees was $0.1 million.

Contractual Obligations and Commercial Commitments
The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities, excluding Aviation Services, as of December 31, 2012 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Contractual Obligations:
Long-term Debt and Capital Lease Obligations(1)	1,036,489	58,803	97,356	90,209	790,121
Capital Purchase Obligations(2)	212,002	176,579	35,423	—	—
Operating Leases(3)	294,781	41,933	73,090	60,320	119,438
Purchase Obligations(4)	92,876	92,876	—	—	—
Other(5)	2,154	1,471	426	—	257
	1,638,302	371,662	206,295	150,529	909,816
Other Commercial Commitments:
Joint Venture Guarantees(6)	31,444	2,171	19,575	9,698	—
Letters of Credit	29,728	4,116	24,618	994	—
	61,172	6,287	44,193	10,692	—
	1,699,474	377,949	250,488	161,221	909,816

 ______________________

(1)	Maturities of the Company’s borrowings and interest payments pursuant to such borrowings are based on contractual terms.

(2)
Capital purchase obligations represent commitments for the purchase of property and equipment. These commitments are not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2012 as the Company has not yet received the goods or taken title to the property.

(3)	Operating leases primarily include leases of vessels, helicopters, barges, tankers and other property that have a remaining term in excess of one year.

(4)
Purchase obligations primarily include future commodity purchase commitments for the Company's agriculture commodity trading activities as of December 31, 2012. These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by the Company’s vendors within a short period of time.

(5)	Other primarily includes deferred compensation arrangements, refundable deposits and statutorily defined severance obligations.

(6)	See “Off-Balance Sheet Arrangements” above.
The following table summarizes the Aviation Services contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2012 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Contractual Obligations:
Long-term Debt and Capital Lease Obligations(1)	446,745	20,971	65,818	82,456	277,500
Capital Purchase Obligations(2)	134,800	13,840	79,333	41,627	—
Operating Leases(3)	20,123	2,538	4,740	3,859	8,986
Purchase Obligations(4)	3,775	3,775	—	—	—
Other(5)	131	101	30	—	—
	605,574	41,225	149,921	127,942	286,486
  ______________________

(1)	Maturities of the Company’s borrowings and interest payments pursuant to such borrowings are based on contractual terms.

(2)
Capital purchase obligations represent commitments for the purchase of property and equipment as of December 31, 2012. Of the total unfunded capital commitments, $128.3 million may be terminated without further liability other than the payment of liquidated damages of $3.3 million. Such commitments relate to orders Aviation Services had paced for eleven new helicopters, consisting of one AW139 medium helicopter, five AW169 light-twin helicopters and five AW189 medium helicopters. These commitments are not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2012 as the Company has not yet received the goods or taken title to the property. The AW139 medium helicopter was delivered in 2013 and the AW189 helicopters are scheduled to be delivered in 2014 and 2015. Delivery dates for the AW169 light-twin helicopters have yet to be determined.

(3)	Operating leases primarily include leases of vessels, helicopters, barges, tankers and other property that have a remaining term in excess of one year.

(4)
Purchase obligations primarily include purchase orders for helicopter inventory and maintenance as of December 31, 2012. These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by the Company’s vendors within a short period of time.

(5)	Other primarily includes deferred compensation arrangements.

Effects of Inflation
The Company’s operations expose it to the effects of inflation. In the event that inflation becomes a significant factor in the world economy, inflationary pressures could result in increased operating and financing costs.
Contingencies
On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.) (the “Robin Case”), in which they asserted that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action was part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179 (“MDL”). The complaint sought compensatory, punitive, exemplary, and other damages. In response to this lawsuit, the Company filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire. On June 8, 2011, the Company moved to dismiss these claims (with the exception of one claim filed by a Company employee) on various legal grounds. On October 12, 2011, the Court granted the Company's motion to dismiss in its entirety, dismissing with prejudice all claims that had been filed against the Company in the limitation actions (with the exception of one claim filed by a Company employee that was not subject to the motion to dismiss). The Court entered final judgments in favor of the Company in the Robin Case and each of the limitation actions on November 21, 2011. On December 12, 2011, the claimants appealed each of those judgments to the Unites States Court of Appeals for the Fifth Circuit. The claimants' opening brief was submitted on May 7, 2012, and the claimants filed a reply brief on June 1, 2012. Oral argument was not requested by the Fifth Circuit. On December 13, 2012, the Fifth Circuit affirmed the judgment of the district court.
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by ORM, a subsidiary of the Company prior to the ORM Transaction. The action now is part of the overall MDL. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action. Pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL.
On December 15, 2010, ORM and NRC, subsidiaries of the Company prior to the ORM Transaction and SES Business Transaction, respectively, were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL.

Subsequent to the filing of the referenced master complaint, six additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. Finally on December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.)., which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. By court order, all six of these additional individual cases have been stayed until further notice. The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and does not expect this matter will have a material effect on the Company's consolidated financial position or its results of operations.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., and M-I L.L.C. also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC have asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but recently moved to voluntarily dismiss these cross-claims without prejudice. The Court granted Weatherford's motion on February 8, 2013. As provided above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect these matters will have a material effect on the Company's consolidated financial position or its results of operations.
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the plaintiffs by exposing them to dispersants during the course and scope of their employment. The case was removed to the U.S. District Court for the Northern District of Florida on January 13, 2013, Abney et al. v. Plant Performance Services, LLC et la., No. 3:13-CV-00024 (N.D. Fla.), and on January 16, 2013, the United States Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order (“CTO”) transferring the case to the MDL, subject to any timely-filed notice of objection from the plaintiffs. Upon receipt of a notice of objection from the plaintiffs, a briefing schedule was set by the JPML, and so a stay of proceedings and suspension of deadlines was sought and obtained by the Court in the U.S. District Court for the Northern District of Florida. Plaintiffs recently filed their motion to vacate the CTO and brief in support thereof with the JPML, and responses to same are to be filed on or before February 28, 2013. The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and does not expect this matter to have a material effect on the Company's consolidated financial position or its results of operations.
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

A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages Class Action Settlement on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement on January 11, 2013. Notices of Appeal to the Fifth Circuit with respect to both class action settlements have been filed by various objectors. Although neither the Company, ORM, or NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. As the releases for both settlements have been deemed valid and enforceable by the district court, if the Fifth Circuit affirms these decisions, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. At this time, the Company expects these settlements to reduce ORM's potential exposure, if any, from some of the pending actions described above, but is currently still evaluating the settlements' impacts on these cases.
On January 29, 2013, HEPACO, LLC ("HEPACO"), served a demand for arbitration upon O'Brien's Response Management, Inc. ("ORM"), in which HEPACO claims that ORM owes HEPACO an additional fee of $20,291,178.92 under the parties' Management Services Agreement (“MSA”), dated June 1, 2010. According to HEPACO, the MSA requires ORM to pay HEPACO an additional fee of 30% of total charges paid under the MSA ("Surcharge") to compensate HEPACO for U.S. Longshoremen's and Harbor Workers' insurance or Jones Act insurance and related risks attendant to the work when contract requires labor to be performed over, adjoining and/or in water. ORM denies liability for the Surcharge, intends to vigorously defend against the claim, and has sought indemnity for any resulting judgment and related attorneys fees from BP America Production Company (“BP America”) and BP Exploration & Production Inc. (“BP Exploration”) (collectively, “BP”). ORM has advised BP that, pursuant to the Bridge Agreement HOU-WL4-3066 between BP and ORM, effective as of June 1, 2010, under which ORM managed and oversaw, for BP, subcontractors, such as HEPACO, in connection with on-shore services related to the BP Deepwater Horizon oil spill, BP ultimately is responsible for the payment of the Surcharge should HEPACO be determined to be entitled to recover it under the MSA.
In the course of the Company's business, it may agree to indemnify a party. If the indemnified party makes a successful claim for indemnification, the Company would be required to reimburse that party in accordance with the terms of the indemnification agreement. Indemnification agreements generally are subject to threshold amounts, specified claim periods and other restrictions and limitations.
In connection with the SES Business Transaction and the ORM Transaction, the Company remains contingently liable for certain obligations, including potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response. In the case of the SES Business Transaction, such potential liabilities may not exceed the purchase consideration received by the Company for the SES Business Transaction and in the case of the ORM Transaction are subject to a negotiated cap. The Company currently is indemnified under contractual agreements with BP.
ORM is defending against four collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”). These cases - Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”); Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”); Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”); and Chann Chavis v. O'Brien's Response Management Inc. et al. (S.D. Tx., Case No.: 4:12-cv-02045) (the “Chavis Action”) - were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors. The Prejean, Himmerite and Singleton Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the overall MDL. The Himmerite and Singleton Actions have since been automatically stayed pending further scheduling by the Court, pursuant to the procedures in the MDL. In the Prejean Action, ORM has answered the complaint, a scheduling order has been issued, and plaintiffs have, among other things, filed a Motion for Conditional Certification, which has been stayed pending further scheduling by the Court in accordance with the procedures of the MDL. The limitations periods for potential plaintiffs to opt-in to the Prejean, Himmerite and Singleton actions have all been tolled pending further action by the Court. ORM has filed a Motion for Reconsideration of the Court's order tolling the limitations periods in these actions. The Chavis Action was filed on July 7, 2012 in the United States District Court for the Southern District of Texas, and ORM answered the complaint in that matter. On December 20, 2012, the parties in the Chavis Action entered into a full and final settlement agreement with respect to all of the Plaintiff's individual and class claims, pending approval of the Court. The Company is unable to estimate the potential exposure, if any, resulting from any of these DPH FLSA Actions, but believes they are without merit and will continue to vigorously defend against them.

In 2011, the Company received a Notice of Infringement (the “Notice”) from the Brazilian Federal Revenue Office. The Notice alleged the Company had imported a number of vessels into Brazil without properly completing the required importation documents and levied an assessment of $25.7 million. Of the levied assessment, $19.3 million related to managed vessels. On August 14, 2012, a decision was rendered in favor of the Company by the second Panel of Judgment of the Brazilian Federal Revenue Office and the matter is now closed.
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
Related Party Transactions
The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Mr. Charles Fabrikant, the Executive Chairman of SEACOR, companies controlled by Mr. Fabrikant, and trusts for the benefit of Mr. Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. In the years ended December 31, 2012, 2011 and 2010, Mr. Fabrikant and his affiliates earned $0.8 million, $1.1 million and $1.0 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2012 and 2011, the Company owed Mr. Fabrikant and his affiliates $0.4 million and $0.4 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates participate in the barge pools on the same terms and conditions as other pool participants who are unrelated to the Company.
Mr. Fabrikant is also a director of Diamond Offshore Drilling, Inc. (“Diamond”), which is also a customer of the Company. The total amount earned from business conducted with Diamond did not exceed $5.0 million in any of the years ended December 31, 2012, 2011 and 2010.
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
Era Group, the Company’s Aviation Services segment prior to the Spin-off, charters the majority of its helicopters through master service agreements, subscription agreements, day-to-day charter arrangements and contract-leases. Master service agreements and subscription agreements require incremental payments above a fixed monthly fee based on hours flown. These agreements have fixed terms ranging from one month to five years and generally can be canceled upon 30-days notice. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate. Services provided under contract-leases can include only the equipment, or can include the equipment, logistical and maintenance support, insurance and personnel, or a combination thereof. Fixed monthly fee revenues are recognized ratably over the contract term. Usage or hourly based revenues are recognized as hours are flown. Aviation Services’ air medical services are provided under contracts with hospitals that typically included either a fixed monthly and hourly rate structure or a fee per completed flight. Fixed monthly revenues are recognized ratably over the month while per hour or per flight based revenues were recognized as hours were flown or flights are completed. Most contracts with hospitals are longer term, but offer either party the ability to terminate with less than six months notice. Aviation Services operates some air medical contracts pursuant to which it collects a fee per flight, either from a hospital or insurance company. With respect to flightseeing activities, Aviation Services allocates block space to cruise lines and sells seats directly to customers with revenues recognized as the services are performed. Aviation Services’ fixed based operation sells fuel on an ad-hoc basis and those sales are recognized at the time of fuel delivery. Training revenues are charged at a set rate per training course and include instructors, training materials and flight or flight simulator time, as applicable. Training revenues are recognized as services are provided.
The Company’s Inland River Services segment earns revenues primarily from voyage affreightment contracts whereby customers are charged an established rate per ton to transport cargo from point to point. Revenues from voyage affreightment contracts are generally recognized over the progress of the voyage while the related costs are expensed as incurred. Certain of Inland River Services’ barges are operated in barge pools with other barges owned by third parties from whom Inland River Services earns and recognizes a management fee as the services are rendered. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. In addition, revenues are earned from equipment chartered to third parties and from the storage and demurrage of cargoes associated with affreightment activities. In both of these cases, revenues are recognized as services are rendered. Inland River Services’ tank farm and handling facility earns revenues through rental and throughput charges. Rental revenues are recognized ratably over the rental period while throughput charges are recognized as product volume moves through the facility.
The Company’s Shipping Services segment earns revenue from the time charter, bareboat charter and voyage charter of vessels, contracts of affreightment, ship assist services and ship management agreements with vessel owners. Under a time charter, Shipping Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Shipping Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charters and bareboat charters are recognized as services are provided. Voyage contracts are contracts to carry cargos on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargos that are committed on a multi-voyage basis for various periods of time with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage contracts and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred. Ship assist services are provided by the Company's harbor towing fleet to docking and undocking cargo vessels in various ports in the U.S. Gulf of Mexico and Atlantic Coast. Revenues from ship assist services are recognized as the services are performed. Ship management agreements typically provide for technical services over a specified period of time, typically a year or more. Revenues from ship management agreements are recognized ratably over the service period.
The Company's Alcohol Manufacturing segment earns revenues from the sale of alcohol, co-products and by-products. Revenues and related costs from these sales are recorded when title transfers to the buyer.
Trade Receivables. Customers of Offshore Marine Services, Shipping Services and Aviation Services are primarily major and independent oil and gas exploration and production companies. Customers of Inland River Services are primarily major agricultural and industrial companies based within the United States. Customers of the Company's Alcohol Manufacturing business segment include agricultural and industrial companies. Customers of the Company's other business activities include foreign governments and local distributors. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.
Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income in the accompanying consolidated statements of comprehensive income to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s equity method investees are also reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage in the investee, with reclassifications and ineffective portions being included in equity in earnings (losses) of 50% or less owned companies, net of tax, in the accompanying consolidated statements of income.
Inventories. Inventories are stated at the lower of cost (using the first-in, first-out and average cost methods) or market. Inventories consist primarily of fuel and fuel oil in the Company’s Offshore Marine Services, Shipping Services and Inland River Services segments, spare parts and fuel in the Company’s Aviation Services segment, corn and high quality and fuel alcohol in the Company's alcohol manufacturing segement and sugar, rice and salt in the Company's other business activities. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market.
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
As of December 31, 2012, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

Offshore support vessels (excluding wind farm utility)	20
Wind farm utility vessels	10
Helicopters(1)	15
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag product tankers	25
RORO(2) vessels	20
Harbor tugs	25
Ocean liquid tank barges	25
Terminal and manufacturing facilities	20
______________________

(1)
Effective July 1, 2011, the Company changed its estimated useful life and salvage value for helicopters from 12 to 15 years and 30% to 40%, respectively, due to improvements in new helicopter models that continue to increase their long-term value and make them viable for operation over a longer period of time.

(2)	Roll on/Roll off ("RORO").
Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.
Aviation Services engages a number of third-party vendors to maintain the engines and certain components on some of its helicopter models under programs known as “power-by-hour” maintenance contracts. These programs require Aviation Services to pay for maintenance service ratably over the contract period, typically based on actual flight hours. Power-by-hour providers generally bill monthly based on hours flown in the prior month, the costs being expensed as incurred. In the event Aviation Services places a helicopter in a program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown since the previous maintenance event. The buy-in charge is normally recorded as a pre-paid expense and amortized as an operating expense over the remaining power-by-hour contract period. If a helicopter is sold or otherwise removed from a program before the scheduled maintenance work was carried out, the Company may be able to recover part of its payments to the power-by-hour provider, in which case Aviation Services records a reduction to operating expenses when it receives the refund.

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
Business Combinations. The Company recognizes, with certain exceptions, 100 percent of the fair value of assets acquired, liabilities assumed, and noncontrolling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as are certain acquisition-related restructuring costs if the criteria related to exit or disposal cost obligations are met as of the acquisition date. Acquisition-related transaction costs are expensed as incurred and any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of income from the date of acquisition.
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
The Company has entered into and settled positions in euro based forward currency exchange contracts designated as fair value hedges for capital purchase commitments in U.S. dollars. As of December 31, 2012, there were no forward currency exchange contracts designated as fair value hedges as all of the contracts matured or were dedesignated and liquidated during the year ended December 31, 2011. As of December 31, 2012, the Company had capital purchase commitments of €101.7 million ($134.4 million). An adverse change of 10% in the underlying foreign currency exchange rates would increase the U.S. dollar equivalent of these non-hedged purchase commitments by $13.4 million.
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies that are not designated as fair value hedges. As of December 31, 2012, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $8.0 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Brazil, Mexico, Central and South America, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. An adverse change of 10% in the underlying foreign currency exchange rates would reduce income by $0.5 million, net of tax.

As of December 31, 2012, the Company maintained cash balances of €10.9 million. An adverse change of 10% in the underlying foreign currency exchange rate on euro denominated cash balances would reduce net income by $0.9 million, net of tax. Additionally, as of December 31, 2012, the Company advanced intercompany loans of £9.0 million ($13.8 million) to a United Kingdom subsidiary. A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2012 would result in foreign currency losses of $0.4 million, net of tax.
The Company has foreign currency exchange risks related to its operations where its functional currency is the pound sterling, primarily related to vessel operations that are conducted from ports located in the United Kingdom. Net consolidated assets of £40.5 million ($65.8 million) are included in the Company’s consolidated balance sheets as of December 31, 2012. A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2012, would increase other comprehensive loss by $4.3 million, net of tax, due to translation. In addition, the Company has long-term debt of €24.9 million (£20.2 million). A 10% weakening in the exchange rate of the Euro against the pound sterling as of December 31, 2012 would result in foreign currency losses of $2.1 million, net of tax. SEACOR also provided $12.0 million (£7.4 million) U.S. dollar denominated loans to a United Kingdom subsidiary. A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2012 would result in foreign currency losses of $0.9 million, net of tax.
As of December 31, 2012, the Company held marketable securities with a fair value of $21.7 million, including $9.0 million in fixed income investments consisting of corporate debt securities, and foreign government bonds, and $12.7 million in equity securities. As of December 31, 2011, the Company held marketable securities with a fair value of $66.9 million, including $45.4 million in fixed income investments consisting of corporate debt securities, municipal bonds, and foreign government bonds, and $21.5 million in equity securities. From time to time, the Company may increase its level of investment in fixed income securities including U.S. government bonds, foreign government bonds, state and municipal bonds, and corporate notes with maturities ranging from a few months to many years. The fair value of such investments fluctuates based on market interest rates and the creditworthiness of the issuers of the securities. When making substantial investments in fixed income securities, the Company manages its risk associated with these investments by analyzing the creditworthiness of issuers and utilizing other techniques that may include maintaining a ladder of maturities. The Company’s investment in equity securities primarily includes positions in energy, marine, transportation and other related businesses. A 10% decline in the value of the Company’s investments in marketable securities as of December 31, 2012, would reduce income by $1.4 million, net of tax.
The Company held positions in short sales of marketable equity securities with a fair value of $8.3 million and $22.6 million as of December 31, 2012 and 2011, respectively. The Company’s short sales of marketable equity securities primarily include positions in energy, marine, transportation and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of December 31, 2012 would reduce income by $0.5 million, net of tax.
The Company held positions in publicly traded equity options that may convey to the Company a right or obligation to engage in a future transaction with respect to the underlying equity security. The Company’s investment in equity options primarily includes positions in energy, marine, transportation and other related businesses. These investments have short-term maturities and their market values fluctuate based on changes in the price and volatility of the underlying security, the strike price of the option and the time to expiration. As of December 31, 2012, the Company had an asset of $0.3 million having marked to market its positions in these publicly traded equity options.
The Company’s outstanding debt is primarily in fixed interest rate instruments. Although the fair value of these debt instruments will vary with changes in interest rates, the Company’s operations are not significantly affected by interest rate fluctuations.
Era Group Inc., a subsidiary of the Company, had $50.0 million of variable rate borrowings, based on LIBOR under the Era Group Inc. Senior Secured Revolving Credit Facility established on December 22, 2011. The borrowing rate at December 31, 2011 was 2.9%. A 10% increase in LIBOR would not result in a material amount of additional annual interest expense.
As of December 31, 2012, the Company had other variable rate debt instruments (due 2015 through 2018) totaling $55.9 million that call for the Company to pay interest based on LIBOR or Euribor plus applicable margins. The interest rates reset either monthly or quarterly. As of December 31, 2012, the average interest rate on these borrowings was 3.7%.
As of December 31, 2012 the Company had interest rate swap agreements with an amortized notional value of $227.8 million. These agreements call for the Company to pay a fixed interest rate ranging from 1.67% to 3.00% and receive interest payments based on LIBOR or Euribor. As of December 31, 2012, the Company had a liability of $6.9 million having marked to market its positions in these interest rate swap agreements.

The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. In the Company’s agricultural business, fixed price future purchase and sale contracts of sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sales contracts as well as its inventory balances from market changes. As of December 31, 2012, the net market exposure to ethanol and sugar under these positions was not material. The Company also enters into exchange traded positions (primarily natural gas, crude oil, gasoline, corn and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s offshore marine and inland river businesses. As of December 31, 2012, these positions were not material. As of December 31, 2012, the fair value of these exchange and non-exchange commodity contracts was an asset of $6.2 million, net.
The Company enters and settles various positions in U.S. treasury notes and bonds through rate locks, futures or options on futures tied to U.S. treasury notes. The general purpose of these transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates, which might lead to higher interest costs for the Company. As of December 31, 2012, there were no positions outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes are included in Part IV of this Form 10-K and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2012. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the year ended December 31, 2012, the Company implemented a newer version of its financial information technology system. This implementation was subject to thorough testing and review before and after the final implementation with no significant impact on our underlying controls over financial reporting.
Set forth in Part IV of this Annual Report and incorporated herein by reference are: Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be disclosed pursuant to this Item 14 is incorporated in its entirety herein by reference to the Ratification or Appointment of Independent Auditors portion of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
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

Exhibit Number	Description
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

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2012, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 27, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/S/ RICHARD RYAN	Senior Vice President and	February 27, 2013
Richard Ryan	Chief Financial Officer (Principal Financial Officer)
/S/ MATTHEW CENAC	Vice President and	February 27, 2013
Matthew Cenac	Chief Accounting Officer (Principal Accounting Officer)
/S/ CHARLES FABRIKANT	Executive Chairman and Director	February 27, 2013
Charles Fabrikant	(Principal Executive Officer)
/S/ OIVIND LORENTZEN	President, Chief Executive Officer	February 27, 2013
Oivind Lorentzen	and Director
/S/ PIERRE DE DEMANDOLX	Director	February 27, 2013
Pierre De Demandolx
/S/ JOHN C. HADJIPATERAS	Director	February 27, 2013
John C. Hadjipateras
/S/ ANDREW R. MORSE	Director	February 27, 2013
Andrew R. Morse
/S/ CHRISTOPHER REGAN	Director	February 27, 2013
Christopher Regan
/S/ STEVEN J. WISCH	Director	February 27, 2013
Steven J. Wisch

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
Management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding SEACOR’s financial controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting – including the possibility of the circumvention or overriding of controls – based on management’s evaluation, management has concluded that SEACOR’s internal control over financial reporting was effective as of December 31, 2012. However, because of changes in conditions, it is important to note that internal control system effectiveness may vary over time.
SEACOR’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, the independent registered public accounting firm that has also audited SEACOR’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on SEACOR’s internal control over financial reporting is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of SEACOR Holdings Inc.
We have audited SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SEACOR Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, SEACOR Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SEACOR Holdings Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2012 of SEACOR Holdings Inc. and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of SEACOR Holdings Inc.
We have audited the accompanying consolidated balance sheets of SEACOR Holdings Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEACOR Holdings Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
February 27, 2013

SEACOR HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$259,709	$460,604
Restricted cash	28,285	21,281
Marketable securities	21,668	66,898
Receivables:
Trade, net of allowance for doubtful accounts of $3,869 and $2,414 in 2012 and 2011, respectively	282,424	274,122
Other	49,772	50,786
Inventories	52,437	37,462
Deferred income taxes	7,172	11,300
Prepaid expenses and other	14,522	9,087
Discontinued operations	2,635	109,007
Total current assets	718,624	1,040,547
Property and Equipment	3,378,955	3,018,015
Accumulated depreciation	(1,006,274)	(867,907)
Net property and equipment	2,372,681	2,150,108
Investments, at Equity, and Advances to 50% or Less Owned Companies	307,231	249,753
Construction Reserve Funds & Title XI Reserve Funds	195,629	259,974
Goodwill	18,330	57,054
Intangible Assets, Net	15,305	21,528
Other Assets	72,994	102,340
Discontinued Operations	—	46,830
	$3,700,794	$3,928,134
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$24,707	$41,091
Current portion of capital lease obligations	2,900	2,368
Accounts payable and accrued expenses	124,291	153,747
Accrued wages and benefits	23,879	34,032
Accrued interest	6,627	7,974
Accrued income taxes	8,092	15,814
Short sales of marketable securities	8,277	22,612
Accrued capital, repair and maintenance expenditures	8,013	7,490
Deferred revenues	15,544	9,968
Other current liabilities	42,822	52,414
Discontinued operations	489	54,016
Total current liabilities	265,641	401,526
Long-Term Debt	932,257	995,450
Capital Lease Obligations	59	3,068
Deferred Income Taxes	629,553	567,088
Deferred Gains and Other Liabilities	128,206	143,265
Discontinued Operations	2,403	9,674
Total liabilities	1,958,119	2,120,071
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 36,740,324 and 36,444,439 shares issued in 2012 and 2011, respectively	367	364
Additional paid-in capital	1,330,324	1,256,209
Retained earnings	1,473,509	1,512,679
Shares held in treasury of 16,852,391 and 15,511,323 in 2012 and 2011, respectively, at cost	(1,088,560)	(971,687)
Accumulated other comprehensive loss, net of tax	(1,986)	(7,958)
	1,713,654	1,789,607
Noncontrolling interests in subsidiaries	29,021	18,456
Total equity	1,742,675	1,808,063
	$3,700,794	$3,928,134
The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	For the years ended December 31,
	2012	2011	2010
Operating Revenues	$1,581,200	$1,290,618	$1,408,857
Costs and Expenses:
Operating	1,144,649	908,246	867,163
Administrative and general	201,525	163,652	166,463
Depreciation and amortization	174,169	149,485	157,125
	1,520,343	1,221,383	1,190,751
Gains on Asset Dispositions and Impairments, Net	27,599	34,011	44,741
Operating Income	88,456	103,246	262,847
Other Income (Expense):
Interest income	18,270	13,617	8,849
Interest expense	(48,539)	(41,135)	(43,870)
Debt extinguishment losses, net	(160)	(99)	(1,460)
Marketable security gains (losses), net	12,891	(7,893)	(2,159)
Derivative gains (losses), net	(3,302)	(31,381)	6,724
Foreign currency gains (losses), net	2,351	1,056	(6,062)
Other, net	7,178	1,027	3,709
	(11,311)	(64,808)	(34,269)
Income from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	77,145	38,438	228,578
Income Tax Expense (Benefit):
Current	(2,931)	23,533	96,805
Deferred	35,110	(8,920)	(11,915)
	32,179	14,613	84,890
Income from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	44,966	23,825	143,688
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(11,292)	9,990	12,496
Income from Continuing Operations	33,674	33,815	156,184
Income from Discontinued Operations, Net of Tax	26,785	8,335	89,800
Net Income	60,459	42,150	245,984
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	(756)	1,094	1,260
Net Income attributable to SEACOR Holdings Inc.	$61,215	$41,056	$244,724

Net Income attributable to SEACOR Holdings Inc.:
Continuing operations	$34,430	$32,721	$154,924
Discontinued operations	26,785	8,335	89,800
	$61,215	$41,056	$244,724

Basic Earnings Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$1.69	$1.55	$7.24
Discontinued operations	1.31	0.39	4.19
	$3.00	$1.94	$11.43
Diluted Earnings Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$1.66	$1.52	$7.12
Discontinued operations	1.29	0.39	4.13
	$2.95	$1.91	$11.25
Weighted Average Common Shares Outstanding:
Basic	20,426,770	21,119,461	21,402,441
Diluted	20,775,896	21,466,843	21,757,217
Special Cash Dividend Declared and Paid Per Common Share of SEACOR Holdings Inc.	$5.00	$—	$15.00
The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2012	2011	2010
Net Income	$60,459	$42,150	$245,984
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	5,235	(1,089)	(1,447)
Reclassification of foreign currency translation losses to foreign currency gains (losses), net	75	342	4
Derivative losses on cash flow hedges	(1,624)	(3,419)	(7,589)
Reclassification of derivative losses on cash flow hedges to interest expense or equity in earnings (losses) of 50% or less owned companies	2,638	2,519	3,390
Reclassification of net derivative losses on cash flow hedges to derivative gains (losses), net upon dedesignation	3,272	—	—
Other	21	116	(171)
	9,617	(1,531)	(5,813)
Income tax (expense) benefit	(3,216)	494	2,034
	6,401	(1,037)	(3,779)
Comprehensive Income	66,860	41,113	242,205
Comprehensive Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	(327)	976	1,260
Comprehensive Income attributable to SEACOR Holdings Inc.	$67,187	$40,137	$240,945

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Year Ended December 31, 2009	$356	$1,182,023	$1,546,581	$(768,438)	$(3,260)	$8,629	$1,965,891
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,552	—	—	2,552
Exercise of stock options	3	21,561	—	—	—	—	21,564
Director stock awards	—	319	—	—	—	—	319
Restricted stock and restricted stock units	2	1,951	—	131	—	—	2,084
Special Cash Dividend	—	—	(319,682)	—	—	—	(319,682)
Purchase of treasury shares	—	—	—	(137,068)	—	—	(137,068)
Amortization of share awards	—	19,254	—	—	—	—	19,254
Cancellation of restricted stock	—	181	—	(181)	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	7	—	—	—	(46)	(39)
Issuance of noncontrolling interests	—	—	—	—	—	1,410	1,410
Dividends paid to noncontrolling interests	—	—	—	—	—	(1,125)	(1,125)
Net Income	—	—	244,724	—	—	1,260	245,984
Other comprehensive loss	—	—	—	—	(3,779)	—	(3,779)
Year Ended December 31, 2010	361	1,225,296	1,471,623	(903,004)	(7,039)	10,128	1,797,365
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,971	—	—	2,971
Exercise of stock options	1	8,776	—	—	—	—	8,777
Director stock awards	—	363	—	—	—	—	363
Restricted stock and restricted stock units	2	123	—	1	—	—	126
Purchase of treasury shares	—	—	—	(71,290)	—	—	(71,290)
Amortization of share awards	—	21,589	—	—	—	—	21,589
Cancellation of restricted stock	—	365	—	(365)	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	(303)	—	—	—	(2,092)	(2,395)
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	10,284	10,284
Disposition of subsidiary with noncontrolling interests	—	—	—	—	—	(49)	(49)
Issuance of noncontrolling interests	—	—	—	—	—	1,853	1,853
Dividends paid to noncontrolling interests	—	—	—	—	—	(2,644)	(2,644)
Net Income	—	—	41,056	—	—	1,094	42,150
Other comprehensive loss	—	—	—	—	(919)	(118)	(1,037)
Year Ended December 31, 2011	364	1,256,209	1,512,679	(971,687)	(7,958)	18,456	1,808,063

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued) (in thousands)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,963	—	—	2,963
Exercise of stock options	2	8,250	—	—	—	—	8,252
Director stock awards	—	359	—	—	—	—	359
Restricted stock and restricted stock units	1	443	—	(96)	—	—	348
Windcat Acquisition	—	585	—	—	—	—	585
Issuance of conversion option in convertible debt, net of tax	—	31,359	—	—	—	—	31,359
Special Cash Dividend	—	—	(100,385)	—	—	—	(100,385)
Purchase of treasury shares	—	—	—	(119,551)	—	—	(119,551)
Amortization of share awards	—	32,930	—	—	—	—	32,930
Cancellation of restricted stock	—	189	—	(189)	—	—	—
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	13,710	13,710
Issuance of noncontrolling interests	—	—	—	—	—	83	83
Dividends paid to noncontrolling interests	—	—	—	—	—	(2,901)	(2,901)
Net Income (Loss)	—	—	61,215	—	—	(756)	60,459
Other comprehensive income	—	—	—	—	5,972	429	6,401
Year Ended December 31, 2012	$367	$1,330,324	$1,473,509	$(1,088,560)	$(1,986)	$29,021	$1,742,675

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the years ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities of Continuing Operations:
Income from Continuing Operations	$33,674	$33,815	$156,184
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	174,169	149,485	157,125
Amortization of deferred gains on sale and leaseback transactions	(16,652)	(22,191)	(17,819)
Debt discount amortization, net	1,281	828	768
Amortization of share awards	32,930	21,589	19,254
Director stock awards	357	359	303
Bad debt expense (income)	4,109	(36)	341
Gains on asset dispositions and impairments, net	(27,599)	(34,011)	(44,741)
Debt extinguishment losses, net	160	99	1,460
Marketable security (gains) losses, net	(12,891)	7,893	2,159
Purchases of marketable securities	(40,396)	(117,145)	(107,716)
Proceeds from sale of marketable securities	36,537	178,016	44,992
Derivative (gains) losses, net	3,302	31,381	(6,724)
Cash settlements on derivative transactions, net	(12,287)	(20,636)	(6,858)
Foreign currency (gains) losses, net	(2,351)	(1,056)	6,062
Deferred income tax expense (benefit)	35,110	(8,920)	(11,915)
Equity in (earnings) losses of 50% or less owned companies, net of tax	11,292	(9,990)	(12,496)
Dividends received from 50% or less owned companies	6,590	9,582	17,912
Other, net	2,363	509	(280)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	9,256	(27,873)	23,506
(Increase) decrease in prepaid expenses and other assets	4,503	(7,639)	23,438
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(53,175)	(7,161)	72,737
Net cash provided by operating activities of continuing operations	190,282	176,898	317,692
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(352,336)	(324,193)	(243,399)
Proceeds from disposition of property and equipment	119,220	101,776	360,294
Cash settlements on derivative transactions, net	—	6,109	(471)
Investments in and advances to 50% or less owned companies	(56,199)	(63,043)	(58,612)
Return of investments and advances from 50% or less owned companies	89,849	22,312	15,122
Net advances on revolving credit line to 50% or less owned companies	(300)	(4,339)	(9,067)
(Advances) principal payments on third party notes receivable, net	33,720	(36,196)	(5,342)
Net (increase) decrease in restricted cash	(7,004)	(8,630)	21,363
Net (increase) decrease in construction reserve funds and title XI funds	64,345	63,911	(34,135)
Repayments on (investments in) leases, net	3,399	8,982	(15,031)
Business acquisitions, net of cash acquired	(148,088)	(90,588)	(5,602)
Net cash provided by (used in) investing activities of continuing operations	(253,394)	(323,899)	25,120
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt and capital lease obligations	(776,940)	(39,588)	(92,853)
Net borrowings (repayments) under inventory financing arrangements	(14,600)	20,210	(21,647)
Proceeds from issuance of long-term debt, net of offering costs	693,919	301,827	38,673
Proceeds from issuance of conversion option in convertible debt, net of offering costs	48,245	—	—
Special Cash Dividend	(100,385)	—	(319,682)
Common stock acquired for treasury	(119,551)	(71,290)	(137,068)
Proceeds and tax benefits from share award plans	11,683	11,888	26,225
Purchase of subsidiary shares from noncontrolling interests	—	(1,149)	(39)
Cash received from (dividends paid to) noncontrolling interests, net	(2,818)	(915)	285
Net cash provided by (used in) financing activities of continuing operations	(260,447)	220,983	(506,106)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	2,686	2,006	(8,082)
Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	(320,873)	75,988	(171,376)

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in thousands)

	For the years ended December 31,
	2012	2011	2010
Cash Flows from Discontinued Operations:
Operating Activities	12,804	34,459	77,512
Investing Activities	107,100	(8,057)	(5,892)
Financing Activities	—	—	(405)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	74	(47)	72
Net Increase in Cash and Cash Equivalents from Discontinued Operations	119,978	26,355	71,287
Net Increase (Decrease) in Cash and Cash Equivalents	(200,895)	102,343	(100,089)
Cash and Cash Equivalents, Beginning of Year	460,604	358,261	458,350
Cash and Cash Equivalents, End of Year	$259,709	$460,604	$358,261

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES
Nature of Operations and Segmentation. SEACOR Holdings Inc. (“SEACOR”) and its subsidiaries (collectively referred to as the “Company”) are in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas and shipping industries. The Company conducts its activities in five primary business segments: Offshore Marine Services operates a diversified fleet of offshore support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide; Aviation Services operates and contract-leases helicopters that provide transportation services supporting offshore oil and gas activities primarily in the United States, air medical services to hospitals in the United States, and international contract-leasing activities; Inland River Services is primarily engaged in dry and liquid cargo transportation on the U.S. Inland River Waterways and the Gulf Intracoastal Waterways for a range of agricultural and industrial products; Shipping Services invests in, operates and leases a diversified fleet of U.S.-flag and foreign-flag marine transportation related assets including deep-sea cargo vessels and harbor tugs primarily servicing the U.S. coastwise petroleum trade and ships docking in the U.S. Gulf and East Coast ports, liner and short-sea transportation to and from ports in Florida, Puerto Rico, the Bahamas and Western Caribbean, a terminal support and bunkering operation in St. Eustatius, a U.S.-flag articulated tug and dry-bulk barge operating on the Great Lakes and technical ship management services; and Alcohol Manufacturing operates an alcohol manufacturing facility dedicated to the production of alcohol for beverage, industrial and fuel applications. The Company also has activities that are referred to and described under Other, which primarily includes its emergency and crisis services activities, its agricultural commodity trading and logistics activities, other activities, primarily lending and leasing activities, and its noncontrolling investments in various other businesses, primarily industrial aviation services businesses in Asia.
The Company's Shipping Services business segment includes activities previously reported as Marine Transportation Services and Harbor and Offshore Towing Services, which had previously been included in Other.
Previously, the Company reported its environmental activities under Environmental Services, which was conducted through SEACOR Environmental Services Inc. ("SES") and O'Brien's Response Management Inc. ("ORM"). SES included National Response Corporation ("NRC"), one of the largest providers of oil spill response services in the United States; NRC Environmental Services Inc., a leading provider of environmental and industrial services on the West Coast of the United States; SEACOR Response Ltd., which provides oil spill response and emergency response services to customers in international markets; and certain other subsidiaries (collectively the “SES Business”). On March 16, 2012, the Company sold the SES Business (the "SES Business Transaction") to J.F. Lehman & Company, a leading, middle-market private equity firm. For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of the SES Business as discontinued operations (see Note 17). On December 31, 2012, the Company contributed its interest in ORM to Witt Group Holdings, LLC in exchange for an equity interest in Witt Group Holdings, LLC (the "ORM Transaction"), which was renamed Witt O'Brien's, LLC ("Witt O'Brien's"). For all periods presented herein, the Company has reported the results of its emergency and crisis services activities through ORM under Other.
The Company also previously reported its activities involving the purchase, storage, transportation and sale of energy and agricultural commodities and its interest in a processing plant that produces beverage and industrial alcohol and fuel-grade ethanol under Commodity Trading and Logistics. On December 31, 2012, the energy commodity component of this business segment, SEACOR Energy Inc. ("SEI"), was sold to Par Petroleum Corporation. For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of SEI as discontinued operations (See Note 17). For all periods presented herein, the Company has reported the results of its interest in a processing plant that produces beverage and industrial alcohol and fuel-grade ethanol business under Alcohol Manufacturing and the agricultural commodity component of this business segment under Other.
On January 31, 2013, the Company completed the spin-off ("Spin-off") of Era Group Inc. (“Era Group”), the company that operated SEACOR's Aviation Services business segment, by means of a dividend to SEACOR's shareholders of all the issued and outstanding common stock of Era Group. Era Group filed a Registration Statement on Form 10 with the SEC, describing the Spin-off, that was declared effective on January 14, 2013. Prior to the Spin-off, SEACOR and Era Group entered into a Distribution Agreement and several other agreements that will govern the post-Spin-off relationship. Era Group is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol "ERA." Commencing with the three months ending March 31, 2013, the Company will report the historical financial position, results of operations and cash flows of Era Group as discontinued operations.

Basis of Consolidation. The consolidated financial statements include the accounts of SEACOR and its majority-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.
Noncontrolling interests are included in the consolidated balance sheets within equity separate from the Company’s equity. The Company reports consolidated net income inclusive of both the Company’s and the noncontrolling interests’ shares and, separately, the amounts of consolidated net income attributable to the Company and noncontrolling interests. If a subsidiary is deconsolidated upon a change in control, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. If a noncontrolled subsidiary is consolidated upon a change in control, any previous noncontrolling equity investment in the subsidiary is measured at fair value and a gain or loss is recognized based on such fair value.
The Company employs the equity method of accounting for investments in business ventures when it has the ability to exercise significant influence over the operating and financial policies of the ventures. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of an investee. The Company reports its investments in and advances to equity investees in the accompanying consolidated balance sheets as investments, at equity, and advances to 50% or less owned companies. The Company reports its share of earnings or losses of equity investees in the accompanying consolidated statements of income as equity in earnings (losses) of 50% or less owned companies, net of tax.
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

	2012	2011	2010
Balance at beginning of year	$9,968	$21,045	$15,015
Revenues deferred during the year	29,767	8,903	11,982
Revenues recognized during the year	(24,191)	(18,745)	(5,902)
Write-off of previously deferred revenues	—	(1,235)	(50)
Balance at end of year	$15,544	$9,968	$21,045
As of December 31, 2012, deferred revenues included $6.6 million relating to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the "Conveyance") in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, are contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing, however; payments received under the Conveyance subsequent to August 17, 2012 are subject to bankruptcy court approval. The Company will continue to recognize revenues as cash is received and approved by the bankruptcy court or earlier should future collection become reasonably assured. All costs and expenses related to these charters were recognized as incurred.
As of December 31, 2012, deferred revenues included $7.0 million related to contract-lease revenues for certain helicopters leased by Aviation Services to Aeroleo Taxi Aero S/A ("Aeroleo"), its Brazilian joint venture (see Note 5). The deferral resulted from difficulties experienced by Aeroleo following one of its customer's cancellation of certain contracts for a number of AW139 helicopters under contract-lease from Aviation Services. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these contract-leases were recognized as incurred.

As of December 31, 2012, deferred revenues also included $1.9 million related to contract-lease revenues for certain helicopters leased by Aviation Services to one of its customers. The deferral resulted from the customer having its operating certificate revoked for a period of time and therefore being unable to operate. The certificate has since been reinstated but uncertainty still remains regarding the collectability of the contract-lease revenues. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these contract-leases were recognized as incurred.
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
Era Group, the Company’s Aviation Services segment prior to the Spin-off, charters the majority of its helicopters through master service agreements, subscription agreements, day-to-day charter arrangements and contract-leases. Master service agreements and subscription agreements require incremental payments above a fixed monthly fee based on hours flown. These agreements have fixed terms ranging from one month to five years and generally can be canceled upon 30-days notice. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate. Services provided under contract-leases can include only the equipment, or can include the equipment, logistical and maintenance support, insurance and personnel, or a combination thereof. Fixed monthly fee revenues are recognized ratably over the contract term. Usage or hourly based revenues are recognized as hours are flown. Aviation Services’ air medical services are provided under contracts with hospitals that typically included either a fixed monthly and hourly rate structure or a fee per completed flight. Fixed monthly revenues are recognized ratably over the month while per hour or per flight based revenues were recognized as hours were flown or flights are completed. Most contracts with hospitals are longer term, but offer either party the ability to terminate with less than six months notice. Aviation Services operates some air medical contracts pursuant to which it collects a fee per flight, either from a hospital or insurance company. With respect to flightseeing activities, Aviation Services allocates block space to cruise lines and sells seats directly to customers with revenues recognized as the services are performed. Aviation Services’ fixed based operation sells fuel on an ad-hoc basis and those sales are recognized at the time of fuel delivery. Training revenues are charged at a set rate per training course and include instructors, training materials and flight or flight simulator time, as applicable. Training revenues are recognized as services are provided.
The Company’s Inland River Services segment earns revenues primarily from voyage affreightment contracts whereby customers are charged an established rate per ton to transport cargo from point to point. Revenues from voyage affreightment contracts are generally recognized over the progress of the voyage while the related costs are expensed as incurred. Certain of Inland River Services’ barges are operated in barge pools with other barges owned by third parties from whom Inland River Services earns and recognizes a management fee as the services are rendered. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. In addition, revenues are earned from equipment chartered to third parties and from the storage and demurrage of cargoes associated with affreightment activities. In both of these cases, revenues are recognized as services are rendered. Inland River Services’ tank farm and handling facility earns revenues through rental and throughput charges. Rental revenues are recognized ratably over the rental period while throughput charges are recognized as product volume moves through the facility.
The Company’s Shipping Services segment earns revenue from the time charter, bareboat charter and voyage charter of vessels, contracts of affreightment, ship assist services and ship management agreements with vessel owners. Under a time charter, Shipping Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Shipping Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charters and bareboat charters are recognized as services are provided. Voyage contracts are contracts to carry cargoes on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargos that are committed on a multi-voyage basis for various periods of time with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage contracts and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred. Ship assist services are provided by the Company's harbor towing fleet to docking and undocking cargo vessels in various ports in the U.S. Gulf of Mexico and Atlantic Coast. Revenues from ship assist services are recognized as the services are performed. Ship management agreements typically provide for technical services over a specified period of time, typically a year or more. Revenues from ship management agreements are recognized ratably over the service period.

The Company's Alcohol Manufacturing segment earns revenues from the sale of alcohol, co-products and by-products. Revenues and related costs from these sales are recorded when title transfers to the buyer.
Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of U.S treasury securities, money market instruments, time deposits and overnight investments.
Restricted Cash. Restricted cash, consisting primarily of U.S. treasury securities, primarily relates to income generated from the operations of certain of Shipping Services’ U.S.-flag double-hull product tankers (see Note 9).
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
Trade Receivables. Customers of Offshore Marine Services, Shipping Services and Aviation Services are primarily major and independent oil and gas exploration and production companies. Customers of Inland River Services are primarily major agricultural and industrial companies based within the United States. Customers of the Company's Alcohol Manufacturing business segment include agricultural and industrial companies. Customers of the Company's other business activities include foreign governments and local distributors. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.
Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income in the accompanying consolidated statements of comprehensive income to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s equity method investees are also reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage in the investee, with reclassifications and ineffective portions being included in equity in earnings (losses) of 50% or less owned companies, net of tax, in the accompanying consolidated statements of income.
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
Inventories. Inventories are stated at the lower of cost (using the first-in, first-out and average cost methods) or market. Inventories consist primarily of fuel and fuel oil in the Company’s Offshore Marine Services, Shipping Services and Inland River Services segments, spare parts and fuel in the Company’s Aviation Services segment, corn and high quality and fuel alcohol in the Company's alcohol manufacturing segment and sugar, rice and salt in the Company's other business activities. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market. During the years ended December 31, 2012, 2011, and 2010, the Company recorded market write-downs of $0.2 million, $0.3 million and $1.8 million.

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
As of December 31, 2012, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

Offshore support vessels (excluding wind farm utility)	20
Wind farm utility vessels	10
Helicopters(1)	15
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag product tankers	25
RORO(2) vessels	20
Harbor tugs	25
Ocean liquid tank barges	25
Terminal and manufacturing facilities	20
______________________

(1)
Effective July 1, 2011, the Company changed its estimated useful life and salvage value for helicopters from 12 to 15 years and 30% to 40%, respectively, due to improvements in new helicopter models that continue to increase their long-term value and make them viable for operation over a longer period of time. For the six months ended December 31, 2011, the change in estimate increased operating income by $7.6 million, net income by $4.9 million and basic and diluted earnings per share of $0.23. For the year ended December 31, 2012, the change in estimate increased operating income by $18.0 million, net income by $11.7 million, and basic and diluted earnings per share by $0.57 and $0.56, respectively.

(2)	Roll on/Roll off ("RORO").

The Company’s major classes of property and equipment as of December 31 were as follows (in thousands):

	Historical Cost(1)	Accumulated Depreciation	Net Book Value
2012
Offshore support vessels	$1,132,654	$(404,937)	$727,717
Helicopters	897,611	(180,211)	717,400
Inland river barges	346,437	(89,012)	257,425
Inland river towboats	53,895	(20,054)	33,841
U.S.-flag product tankers	317,894	(154,288)	163,606
Foreign-flag RORO vessels	15,674	(2,492)	13,182
Harbor tugs	114,974	(32,965)	82,009
Ocean liquid tank barges	39,073	(5,914)	33,159
Terminal and manufacturing facilities	120,164	(20,906)	99,258
Other(2)	207,639	(95,495)	112,144
Construction in progress	132,940	—	132,940
	$3,378,955	$(1,006,274)	$2,372,681
2011
Offshore support vessels	$921,150	$(355,913)	$565,237
Helicopters	693,197	(153,984)	539,213
Inland river barges	330,380	(73,970)	256,410
Inland river towboats	55,335	(20,094)	35,241
U.S.-flag product tankers	317,894	(135,407)	182,487
Foreign-flag RORO vessels	17,474	(1,208)	16,266
Harbor tugs	130,822	(33,190)	97,632
Ocean liquid tank barges	40,775	(4,681)	36,094
Terminal and manufacturing facilities	57,962	(8,731)	49,231
Other(2)	217,417	(80,729)	136,688
Construction in progress	235,609	—	235,609
	$3,018,015	$(867,907)	$2,150,108
______________________

(1)	Includes property and equipment acquired in business acquisitions and recorded at fair value as of the date of the acquisition.

(2)	Includes land and buildings, aviation spares, leasehold improvements, fixed-wing aircraft, vehicles and other property and equipment.
Depreciation expense totaled $168.5 million, $144.7 million and $152.2 million in 2012, 2011 and 2010, respectively.
Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.
Aviation Services engages a number of third-party vendors to maintain the engines and certain components on some of its helicopter models under programs known as “power-by-hour” maintenance contracts. These programs require Aviation Services to pay for maintenance service ratably over the contract period, typically based on actual flight hours. Power-by-hour providers generally bill monthly based on hours flown in the prior month, the costs being expensed as incurred. In the event Aviation Services places a helicopter in a program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown since the previous maintenance event. The buy-in charge is normally recorded as a pre-paid expense and amortized as an operating expense over the remaining power-by-hour contract period. If a helicopter is sold or otherwise removed from a program before the scheduled maintenance work was carried out, the Company may be able to recover part of its payments to the power-by-hour provider, in which case Aviation Services records a reduction to operating expenses when it receives the refund.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. Capitalized interest totaled $5.9 million, $5.8 million and $3.6 million in 2012, 2011 and 2010, respectively.
Intangible Assets. The Company’s intangible assets primarily arose from business acquisitions (see Note 4) and consist of non-compete agreements, trademarks and tradenames, customer relationships, software and technology, and acquired contractual rights. These intangible assets are amortized over their estimated useful lives ranging from two to ten years. During the years ended December 31, 2012, 2011, and 2010, the Company recognized amortization expense of $5.6 million, $4.8 million and $4.9 million, respectively.
The Company’s intangible assets by type were as follows (in thousands):

	Non-Compete Agreements	Trademark/ Tradenames	Customer Relationships	Software/ Technology	Acquired Contractual Rights	Total
	Gross Carrying Value
Year Ended December 31, 2010	$997	$5,902	$34,474	$1,190	$4,772	$47,335
Acquired intangible assets	—	—	5,587	—	1,015	6,602
Foreign currency translation	—	1	2	—	—	3
Fully amortized intangible assets	(96)	(90)	(390)	(600)	—	(1,176)
Year Ended December 31, 2011	901	5,813	39,673	590	5,787	52,764
Acquired intangible assets	—	—	1,621	—	2,436	4,057
Foreign currency translation	—	—	—	—	152	152
Fully amortized intangible assets	(561)	—	—	—	—	(561)
ORM Transaction (see Note 1)	(300)	(712)	(11,384)	(590)	—	(12,986)
Year Ended December 31, 2012	$40	$5,101	$29,910	$—	$8,375	$43,426

	Accumulated Amortization
Year Ended December 31, 2010	$(625)	$(2,888)	$(19,729)	$(638)	$(3,710)	$(27,590)
Amortization expense	(190)	(632)	(3,429)	(208)	(363)	(4,822)
Fully amortized intangible assets	96	90	390	600	—	1,176
Year Ended December 31, 2011	(719)	(3,430)	(22,768)	(246)	(4,073)	(31,236)
Amortization expense	(135)	(611)	(3,739)	(118)	(1,026)	(5,629)
Fully amortized intangible assets	561	—	—	—	—	561
ORM Transaction (see Note 1)	268	350	7,201	364	—	8,183
Year Ended December 31, 2012	$(25)	$(3,691)	$(19,306)	$—	$(5,099)	$(28,121)
Weighted average remaining contractual life, in years	1.92	2.49	4.02	—	2.97	3.64
Future amortization expense of intangible assets for each of the years ended December 31 is as follows (in thousands):

2013	$4,188
2014	3,602
2015	2,472
2016	1,441
2017	1,344
Years subsequent to 2017	2,258
$15,305

Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the carrying values of the assets are reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the years ended 2012, 2011 and 2010, the Company recognized impairment charges of $1.2 million, $0.1 million and $19.0 million, respectively, related to long-lived assets held for use.
During the year ended December 31, 2010, the Seabulk America, a Shipping Services’ U.S.-flag product tanker, had been scheduled to undergo a regulatory drydocking, a requirement for continued operation. Given the prevailing market conditions, the Company deferred the drydocking, laid-up the vessel and recognized an impairment charge of $18.7 million reducing the vessel’s carrying value to its fair value of $5.0 million. During the year ended December 31, 2011, the Company sold the Seabulk America and recognized a gain on the sale of $1.1 million. The Seabulk America had no operating revenues for the year ended December 31, 2011 and contributed operating revenues of $5.2 million for the year ended December 31, 2010.
Impairment of 50% or Less Owned Companies. The Company performs regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, and when the Company expects the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which the Company has investments. During the year ended December 31, 2012, the Company recognized an impairment charge of $5.9 million, net of tax, on its investment in and advances to one of Aviation Services' 50% or less owned companies (see Note 5). The Company did not recognize any impairment charges in 2011 and 2010.
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company uses a discounted future cash flow approach that uses estimates for revenues, costs and appropriate discount rates, among other things. These estimates are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments in 2012, 2011 and 2010. During the year ended December 31, 2012, the Company deconsolidated $37.1 million of goodwill as a result of the ORM Transaction.
Business Combinations. The Company recognizes, with certain exceptions, 100 percent of the fair value of assets acquired, liabilities assumed, and noncontrolling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as are certain acquisition-related restructuring costs if the criteria related to exit or disposal cost obligations are met as of the acquisition date. Acquisition-related transaction costs are expensed as incurred and any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of income from the date of acquisition (see Note 4).
Deferred Financing Costs. Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method for term loans and straight line method for revolving credit facilities. Amortization expense for deferred financing costs totaled $2.4 million, $0.5 million and $0.5 million in 2012, 2011 and 2010, respectively, and is included in interest expense in the accompanying consolidated statements of income. During the year ended December 31, 2012, the Company accelerated the amortization of $1.1 million of deferred financing costs associated with the reduction of Era Group's Senior Secured Revolving Credit Facility (see Note 9).
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

	2012	2011	2010
Balance at beginning of year	$103,042	$113,871	$58,008
Deferred gains arising from equipment sales	23,183	14,319	76,914
Amortization of deferred gains included in operating expenses as reduction to rental expense	(16,652)	(22,191)	(17,819)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(11,563)	(2,947)	(3,232)
Reductions of deferred gains on repurchased equipment and other	—	(10)	—
Balance at end of year	$98,010	$103,042	$113,871
Deferred Gains – Equipment Sales to the Company’s 50% or Less Owned Companies. A portion of the gains realized from non-financed sales of the Company’s vessels, helicopters and barges to its 50% or less owned companies is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. Effective January 1, 2009, the Company adopted new accounting rules related to the sale of its equipment to its noncontrolled 50% or less owned companies. For transactions occurring subsequent to the adoption of the new accounting rules, gains are deferred only to the extent of the Company's uncalled capital commitments and amortized as those commitments lapse or funded amounts are returned by the noncontrolled 50% or less owned companies. For transactions occurring prior to the adoption of the new accounting rules, gains were deferred and are being amortized based on the Company's ownership interest, the Company's uncalled capital commitments, cash received and the applicable equipments' useful lives. Deferred gain activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2012	2011	2010
Balance at beginning of year	$16,528	$17,965	$35,223
Deferred gains arising from equipment sales	—	—	1,000
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(1,389)	(1,437)	(6,063)
Deferred gains recognized on the Seaspraie Acquisition (see Note 4) and included in gains on asset dispositions and impairments, net	—	—	(12,195)
Balance at end of year	$15,139	$16,528	$17,965

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
Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income (loss) were as follows:

	SEACOR Holdings Inc. Stockholders Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Other	Other Comprehensive Income (Loss)
Year ended December 31, 2009	$(3,056)	$(204)	$—	$(3,260)	$—	$—
Other comprehensive income (loss)	(1,443)	(4,199)	(171)	(5,813)	—	—	$(5,813)
Income tax (expense) benefit	504	1,470	60	2,034	—	—	2,034
Year ended December 31, 2010	(3,995)	(2,933)	(111)	(7,039)	—	—	$(3,779)
Other comprehensive income (loss)	(629)	(900)	116	(1,413)	(118)	—	$(1,531)
Income tax (expense) benefit	220	315	(41)	494	—	—	494
Year ended December 31, 2011	(4,404)	(3,518)	(36)	(7,958)	(118)	—	$(1,037)
Other comprehensive income (loss)	4,871	4,286	31	9,188	439	(10)	$9,617
Income tax (expense) benefit	(1,705)	(1,500)	(11)	(3,216)	—	—	(3,216)
Year ended December 31, 2012	$(1,238)	$(732)	$(16)	$(1,986)	$321	$(10)	$6,401
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

Computations of basic and diluted earnings per common share of SEACOR for the years ended December 31 were as follows (in thousands, except share data):

	Net Income	Average o/s Shares	Per Share
2012
Basic Weighted Average Common Shares Outstanding	$61,215	20,426,770	$3.00
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	349,126
Convertible Securities(2)	—	—
Diluted Weighted Average Common Shares Outstanding	$61,215	20,775,896	$2.95
2011
Basic Weighted Average Common Shares Outstanding	$41,056	21,119,461	$1.94
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	347,382
Diluted Weighted Average Common Shares Outstanding	$41,056	21,466,843	$1.91
2010
Basic Weighted Average Common Shares Outstanding	$244,724	21,402,441	$11.43
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	354,776
Diluted Weighted Average Common Shares Outstanding	$244,724	21,757,217	$11.25
______________________

(1)
For the years ended December 31, 2012, 2011 and 2010, diluted earnings per common share of SEACOR excluded 549,223, 338,920 and 281,265, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(2)	Excludes interest expense of $0.6 million, net of tax, and 176,609 shares related to the Company's 2.5% Convertible Senior Notes (see Note 9) as the their inclusion would be anti-dilutive.
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

The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2012
ASSETS
Marketable securities(1)	$21,668	$—	$—
Derivative instruments (included in other receivables)	2,840	4,696	—
Construction reserve funds and Title XI reserve funds	195,629	—	—
LIABILITIES
Short sales of marketable securities	8,277	—	—
Derivative instruments (included in other current liabilities)	840	7,165	—
2011
ASSETS
Marketable securities(1)	$33,387	$33,511	$—
Derivative instruments (included in other receivables)	1,020	2,372	—
Construction reserve funds and Title XI reserve funds	259,974	—	—
LIABILITIES
Short sales of marketable securities	22,612	—	—
Derivative instruments (included in other current liabilities)	2,449	10,145	—
______________________

(1)
Marketable security gains (losses), net include losses of $0.9 million and $7.7 million and gains of $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to marketable security positions held by the Company as of December 31, 2012. Marketable security gains (losses), net include losses of $21.1 million and gains of $2.0 million for the years ended December 31, 2011 and 2010, respectively, related to marketable security positions held by the Company as of 2011. In addition, during the years ended December 31, 2012, 2011 and 2010, the Company recorded dividend expense, net on marketable securities of $0.5 million, $0.8 million and $0.1 million, respectively and recorded interest income, net on marketable securities of $0.2 million, $2.8 million and $3.1 million, respectively.

The estimated fair value of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands).

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
2012
ASSETS
Cash, cash equivalents and restricted cash	$287,994	$287,994	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	9,315	see below
Notes receivable from other business ventures (included in other receivables and other assets)	26,988	see below
LIABILITIES
Long-term debt, including current portion	956,964	—	1,031,093	—
2011
ASSETS
Cash, cash equivalents and restricted cash	481,885	481,885	—	—
Investments, at cost, in 50% or less owned companies (included in other assets)	9,315	see below
Notes receivable from other business ventures (included in other receivables and other assets)	55,768	see below
LIABILITIES
Long-term debt, including current portion	1,036,541	—	1,058,637	—

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
The Company’s non-financial assets and liabilities that were measured at fair value during the years ended December 31 were as follows (in thousands):

	Level 1	Level 2	Level 3
2012
ASSETS
Investment in Illinois Corn Processing LLC(1)	$—	$30,916	$—
Investment in Aeroleo(2)	—	—	—
Investment in Era do Brazil(3)	—	248	—
Long-lived assets held for sale(4)	—	8,400	—
Investment in Witt O'Brien's (included in Investments, at Equity, and Advances to 50% or Less Owned Companies)(5)	—	50,261	—
2011
ASSETS
Investment in Avion Logistics Limited (included in Investments, at Equity, and Advances to 50% or Less Owned Companies)(6)	$—	$1,000	$—
Investment in Soylutions LLC (included in Investments, at Equity, and Advances to 50% or Less Owned Companies)(7)	—	11,992	—
Investment in Mantenimiento Express Maritimo, S.A.P.I. De C.V. (included in Investments, at Equity, and Advances to 50% or Less Owned Companies)(8)	—	16,415	—
LIABILITIES
Lease Obligations for Helicopters (included in other current liabilities)(9)	—	—	395
______________________

(1)
On February 1, 2012, the Company marked its equity investment in its Illinois Corn Processing LLC ("ICP") joint venture to fair value following the acquisition of a controlling interest (see Note 5). The investment's fair value was determined based on a fair value analysis of the assets and liabilities of ICP.

(2)	On March 1, 2012, the Company wrote-off its equity investment in its Aeroleo joint venture (see Note 5).

(3)
On September 30, 2012, the Company marked its equity investment in its Era do Brazil joint venture to fair value. As the primary beneficiary, the Company has consolidated Era do Brazil in its financial statements effective September 30, 2012 (see Note 5).

(4)
During the year ended December 31, 2012, the Company recorded an impairment loss of $1.2 million to reduce the carrying value of one of its fixed-wing aircraft used in its lending and leasing activities following the conclusion of a lease.

(5)
On December 31, 2012, the Company marked its equity investment in Witt O'Brien's LLC, a response management joint venture, to fair value following the ORM Transaction (see Notes 1 and 5). The investment's fair value was determined based the Company's interest in the fair value analysis of the assets and liabilities of Witt O'Brien's.

(6)
On June 1, 2011, the Company marked its investment in its Avion Logistics Limited joint venture to fair value following the acquisition of controlling interests (see Note 5). The investments’ fair values were determined based on the Company’s purchase price of the acquired interests.

(7)
On July 29 2011, the Company marked its investment in its Soylutions LLC joint venture to fair value following the acquisition of controlling interests (see Note 5). The investments’ fair values were determined based on the Company’s purchase price of the acquired interests.

(8)
On July 1, 2011, the Company marked its investment in its Mantenimiento Express Maritimo, S.A.P.I. De C.V. joint venture to fair value following the joint venture’s sale of an additional equity interest to an unrelated third party (see Note 5). The investment’s fair value was determined based on the third party’s purchase price of the acquired interest.

(9)	During the year ended December 31, 2011, the Company recorded a gain of $0.2 million to decrease the carrying value of its exit obligations for three leased-in helicopters.

3.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying consolidated balance sheets. The fair values of the Company’s derivative instruments as of December 31 were as follows (in thousands):

	2012		2011
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$—	$—	$4,899
	—	—	—	4,899
Derivatives not designated as hedging instruments:
Options on equities and equity indices	351	1	257	1,637
Forward currency exchange, option and future contracts	11	160	10	1,128
Interest rate swap agreements	—	6,909	—	3,167
Commodity swap, option and future contracts:
Exchange traded	2,826	736	763	1,665
Non-exchange traded	4,348	199	2,362	99
	7,536	8,005	3,392	7,696
	$7,536	$8,005	$3,392	$12,595
Fair Value Hedges. As of December 31, 2012 and 2011, there were no forward currency exchange contracts designated as fair value hedges. During the years ended December 31, 2011 and 2010, the Company utilized forward currency exchange contracts designated as fair value hedges to fix a portion of its euro-denominated capital commitments in U.S. dollars to protect against currency fluctuations.
The Company recognized gains (losses) on derivative instruments designated as fair value hedges for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2012	2011	2010
Forward currency exchange contracts, effective and ineffective portions	$—	$5,770	$(1,973)
Increase (decrease) in the fair value of hedged items included in property and equipment corresponding to effective portion of derivative (gains) losses	—	(5,810)	1,855
	$—	$(40)	$(118)
Cash Flow Hedges. As of December 31, 2012, there were no interest rate swap agreements designated as cash flow hedges. As of December 31, 2011, the Company was a party to various interest rate swap agreements with maturities ranging from 2013 to 2014 which had been designated as cash flow hedges. During the year ended December 31, 2012, the Company dedesignated $125.0 million notional value of its interest rate swaps previously designated as cash flow hedges. As of December 31, 2012, one of the Company’s Offshore Marine Services 50% or less owned companies had entered into an interest rate swap agreement maturing in 2015 that has been designated as a cash flow hedge. This instrument calls for the joint venture to pay a fixed interest rate of 1.48% on the amortized notional value of $18.2 million and receive a variable interest rate based on LIBOR on the amortized notional value. As of December 31, 2012, one of the Company’s Inland River Services 50% or less owned companies had four interest rate swap agreements with maturities ranging from 2013 to 2015 that have been designated as cash flow hedges. These instruments call for the joint venture to pay fixed rates of interest ranging from 1.53% to 4.16% on the aggregate amortized notional value of $44.0 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. Additionally, as of December 31, 2012, one of the Company's Shipping Services 50% or less owned companies had an interest rate swap agreement maturing in 2017 that has been designated as a cash flow hedge. This instrument calls for the joint venture to pay a fixed interest rate of 2.79% on the amortized notional value of $39.5 million and receive a variable interest rate based on LIBOR on the amortized notional value. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.

The Company recognized gains (losses) on derivative instruments designated as cash flow hedges for the years December 31 as follows (in thousands):

	Other comprehensive income (loss)
	2012	2011	2010
Interest rate swap agreements, effective portion	$(1,624)	$(3,419)	$(7,589)
Reclassification of derivative losses to interest expense or equity in earnings of 50% or less owned companies	2,638	2,519	3,390
Reclassification of net derivative losses on cash flow hedges to derivative losses, net upon dedesignation	3,272	—	—
	$4,286	$(900)	$(4,199)

	Derivative gains (losses), net
	2012	2011	2010
Interest rate swap agreements, ineffective portion	$(58)	$(46)	$122
Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2012	2011	2010
Options on equities and equity indices	$(680)	$1,693	$1,578
Forward currency exchange, option and future contracts	837	(620)	3,981
Interest rate swap agreements	(4,268)	(2,390)	(3,620)
Commodity swap, option and future contracts:
Exchange traded	(1,020)	(2,008)	(3,794)
Non-exchange traded	1,887	331	76
U.S. treasury notes, rate locks and bond future and option contracts	—	(28,301)	8,499
	$(3,244)	$(31,295)	$6,720
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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of December 31, 2012, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $8.0 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.
The Company has entered into various interest rate swap agreements with maturities ranging from 2013 through 2018 that call for the Company to pay fixed interest rates ranging from 1.67% to 3.00% on aggregate amortized notional values of $227.8 million and receive a variable interest rate based on LIBOR or Euribor on these notional values. In addition, one of the Company’s Offshore Marine Services 50% or less owned companies has entered into an interest rate swap agreement maturing in 2014 that calls for the joint venture to pay a fixed interest rate of 3.05% on the amortized notional value of $24.4 million million and receive a variable interest rate based on LIBOR on the amortized notional value. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company or its joint venture.
The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. The Company's alcohol manufacturing facility enters into exchange traded positions (primarily corn) to protect its raw material and finished goods inventory balances from market changes. In the Company’s agricultural business, fixed price future purchase and sale contracts for sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sale contracts as well as its inventory balances from market changes. As of December 31, 2012, the net market exposure to corn and sugar under these contracts was not material. The Company also enters into exchange traded positions (primarily natural gas, heating oil, crude oil, gasoline, corn and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s Offshore Marine Services and Inland River Services businesses. As of December 31, 2012, these positions were not material.
The Company enters and settles various positions in U.S. Treasury notes and bonds through rate locks, futures or options on futures tied to U.S. Treasury notes. The general purpose of these transactions is to provide value to the Company should the price of U.S. Treasury notes and bonds decline, leading to generally higher interest rates, which might lead to higher interest costs for the Company. As of December 31, 2012, there were none of these types of positions outstanding.

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
ICP Acquisition. On February 1, 2012, the Company acquired a 70% controlling interest in ICP through its acquisition of a portion of its partner's interest for $9.1 million in cash (see Note 5). ICP owns and operates an alcohol manufacturing facility dedicated to the production of alcohol for beverage, industrial and fuel applications. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis of assets and liabilities acquired was finalized in June 2012.
Lewis & Clark Acquisition. On December 31, 2011, the Company acquired certain terminal and fleeting assets from Lewis & Clark Marine, Inc. and certain related affiliates (“Lewis & Clark”) for $29.6 million. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets based on their fair values resulting in no goodwill being recorded. The fair value analysis of assets and liabilities was finalized in December 2012.
Windcat Acquisition. On December 22, 2011, the Company acquired 75% of the issued and outstanding shares in Windcat Workboats Holdings Ltd. (“Windcat”) for $22.1 million (including $21.5 million in cash during 2011 and 6,374 shares of SEACOR common stock, par value $0.01 per share (“Common Stock”) valued at $0.6 million for final working capital settlement in 2012). Windcat, based in the United Kingdom and the Netherlands, is an operator of 29 wind farm utility vessels operating in the main offshore wind markets of Europe. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis of assets and liabilities was finalized in December 2012.
Naviera Acquisition. On December 21, 2011, the Company acquired a 70% controlling interest in SEACOR Colombia Fluvial (MI) LLC for $1.9 million in cash. SEACOR Colombia Fluvial (MI) LLC's wholly-owned subsidiary, Naviera Central S.A. (“Naviera”), is a provider of inland river barge and terminal services in Colombia. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $1.0 million in goodwill being recorded. The fair value analysis of assets and liabilities was finalized in December 2012.
Soylutions Acquisition. On July 29, 2011, the Company acquired a 100% controlling interest in Soylutions LLC (“Soylutions”) through its acquisition of its partner’s interest for $11.9 million in cash (see Note 5). The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis was finalized in March 2012.

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
SEASPRAIE Acquisition. On July 31, 2010, the Company obtained a 100% controlling interest in Seaspraie Holdings LLC (“Seaspraie”) through the redemption of its partner’s interest through the joint venture’s distribution of financial assets and equipment. As a consequence of obtaining a controlling interest, the Company adjusted its investment in Seaspraie to fair value resulting in the recognition of a $2.5 million gain, net of tax, which is included in equity in earnings of 50% or less owned companies for the year ended December 31, 2010. In addition, the Company recognized previously deferred gains on asset sales to Seaspraie of $12.2 million. Following the change in control, the Company consolidated Seaspraie’s financial position and results of its operations.
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
SRI Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Solid Resources, Inc. and Solid Resources, LLC (collectively referred to as “SRI”), providers of environmental services in the southeastern United States. The selling stockholder of SRI has the opportunity to receive additional consideration of up to $39.5 million based upon certain performance measures over the period from the date of acquisition through September 30, 2011, which was recognized by the Company as additional cost of the acquisition when the contingency was resolved and when any additional consideration was distributable. During the year ended December 31, 2011, the Company paid $0.1 million of additional consideration in accordance with the acquisition agreement. As of December 31, 2011, the Company had paid $6.1 million, in the aggregate, of additional consideration, which was recorded as additional goodwill.
RMA Acquisition. On October 1, 2006, the Company acquired all of the issued and outstanding shares of Response Management Associates, Inc. ("RMA"), a provider of environmental consulting services. The selling stockholder of RMA had the opportunity to receive additional consideration of up to $8.5 million based upon certain performance measures over the period from the date of acquisition through September 30, 2012, which was recognized by the Company as additional cost of the acquisition when the contingency was resolved and any contingency was distributable. During the year ended December 31, 2010, the Company paid $6.4 million of additional consideration in accordance with the acquisition agreement.

Unaudited Pro Forma Information. The following unaudited pro forma information for the years ended December 31 has been prepared as if the Superior Lift Boats and ICP Acquisitions had occurred as of January 1, 2011. This pro forma information has been prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisitions taken place on January 1, 2011, nor does it purport to be indicative of the future operating results of the Company.

	2012	2011
Operating Revenues(1)	$1,617,919	$1,618,086
Income from Continuing Operations	30,268	39,402
Net Income attributable to SEACOR Holdings Inc.	57,053	47,737
Basic Earnings Per Share attributable to SEACOR Holdings Inc.:
Continuing Operations	$1.48	$1.87
Discontinued Operations	1.31	0.39
	$2.79	$2.26
Diluted Earnings Per Share attributable to SEACOR Holdings Inc.:
Continuing Operations	$1.46	$1.83
Discontinued Operations	1.29	0.39
	$2.75	$2.22
______________________

(1)
For the year ended December 31, 2012, ICP and Superior Lift Boats contributed $188.7 million and $80.4 million, respectively, of operating revenues to the Company from the dates of their respective acquisitions.

Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisitions for the years ended December 31 was as follows (in thousands):

	2012	2011	2010
Trade and other receivables	$17,356	$2,882	$—
Other current assets	16,282	1,105	—
Investments, at Equity, and Advances to 50% or Less Owned Companies	(42,358)	(11,920)	(56,255)
Property and Equipment	178,025	137,533	51,482
Goodwill	(1,586)	3,264	7,276
Intangible Assets	4,057	6,602	1,245
Other Assets	(332)	3,500	230
Accounts payable and other current liabilities	(8,209)	(3,578)	1,423
Long-Term Debt	(946)	(37,400)	—
Deferred Income Taxes	—	(1,116)	201
Other Liabilities	(166)	—	—
Accumulated other comprehensive loss, net of tax	9	—	—
Noncontrolling interests in subsidiaries	(13,459)	(10,284)	—
Purchase price(1)	$148,673	$90,588	$5,602
______________________

(1)	Purchase price is net of cash acquired (totaling $3.7 million, $5.3 million and $1.2 million in 2012, 2011 and 2010, respectively) and includes issued Common Stock valued at $0.6 million in 2012.

Equipment Additions. The Company’s capital expenditures from continuing operations were $352.3 million, $324.2 million and $243.4 million in 2012, 2011 and 2010, respectively. Major equipment placed in service for the years ended December 31 were as follows (unaudited):

	2012(1)	2011(2)	2010(3)
Offshore Support Vessels:
Anchor handling towing supply	2	—	—
Crew	—	2	1
Mini-Supply	—	1	—
Standby safety	—	—	—
Supply	2	—	—
Towing supply	—	—	—
Specialty	1	—	—
Liftboats	—	—	—
Wind farm utility	1	—	—
	6	3	1
Helicopters:
Light helicopters – single engine	3	1	—
Light helicopters – twin engine	4	3	—
Medium helicopters	8	4	5
Heavy helicopters	3	1	1
	18	9	6
Inland River dry cargo barges	3	55	38
Inland River liquid tank barges	5	2	—
Inland River towboats	2	—	—
Harbor Tugs:
Azimuth drive	—	1	1
Conventional drive	—	—	—
	—	1	1
______________________

(1)	Excludes 18 liftboats acquired in the Superior Liftboat acquisition and excludes an interest in one U.S.-flagged articulated tug barge acquired and immediately contributed to SeaJon (see Note 5).

(2)	Excludes eight foreign-flag RORO vessels acquired in the G&G Shipping Acquisition and 28 owned and one leased-in wind farm utility vessels acquired in the Windcat Acquisition.

(3)	Excludes 75 inland river dry cargo barges and 17 inland river liquid tank barges following the acquisition of a controlling interest in Seapsraie.

Equipment Dispositions. During the year ended December 31, 2012, the Company sold property and equipment for net proceeds of $173.1 million ($119.2 million in cash, $5.0 million in cash deposits previously received and $48.9 million in seller financing) and gains of $39.0 million, of which $15.8 million were recognized currently and $23.2 million were deferred (see Note 1). Equipment dispositions included the sale of two anchor handling towing supply vessels and two harbor tugs for $84.5 million with leaseback terms ranging from 48 months to 96 months. Gains of $15.7 million related to these sale-leasebacks were deferred and are being amortized over the minimum lease period. The Company also financed the sale of two offshore support vessels to certain of the Company’s 50% or less owned companies for $48.9 million (see Note 5). Gains of $0.5 million from these sales were recognized currently and $7.3 million were deferred to be recognized as payments were received. In addition, the Company recognized previously deferred gains of $13.0 million.

During the year ended December 31, 2011, the Company sold property and equipment for net proceeds of $111.1 million ($96.8 million in cash, $2.5 million in cash deposits previously received, $10.6 million in seller financing and $1.2 million in an investment in a joint venture) and gains of $44.1 million, of which $29.8 million were recognized currently and $14.3 million were deferred (see Note 1). Equipment dispositions included the sale of one anchor handling towing supply vessel for $36.3 million with a leaseback term of 84 months. Gains of $7.7 million related to the sale-leaseback were deferred and are being amortized over the minimum lease period. The Company also financed the sale of one offshore support vessel and one helicopter to certain of the Company’s 50% or less owned companies for $19.1 million, in the aggregate (see Note 5). Gains of $6.6 million from these sales were deferred and will be recognized as payments are received under the terms of the financing. In addition, the

Company received $5.0 million in deposits on future property and equipment sales and recognized previously deferred gains of $4.4 million.
During the year ended December 31, 2010, the Company sold property and equipment for net proceeds of $362.7 million ($355.0 million in cash, $0.6 million in cash deposits previously received and $7.1 million in seller financing) and gains of $120.2 million, of which $42.2 million were recognized currently and $77.9 million were deferred (see Note 1). Equipment dispositions included the sale of one anchor handling towing supply vessel and two double-hull product tankers for $217.3 million, in the aggregate, with leaseback terms ranging from 60 to 158 months. Gains of $75.7 million related to these sale-leasebacks were deferred and are being amortized over their respective minimum lease periods. The Company also financed the sale of one crew vessel to an unrelated third party for $1.5 million and deferred gains of $1.2 million from the sale that will be recognized as payments are received under the terms of the financing. The Company sold one anchor handling towing supply vessel and 60 inland river dry cargo barges to certain of the Company’s 50% or less owned companies for $59.1 million, in the aggregate. Gains of $1.0 million from these sales were deferred as a result of uncalled capital commitments (see Note 5). In addition, the Company received $2.5 million in deposits on future property and equipment sales and recognized previously deferred gains of $21.5 million.
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
Major equipment dispositions for the years ended December 31 were as follows (unaudited):

	2012(1)	2011(2)	2010
Offshore Support Vessels:
Anchor handling towing supply	2	1	3
Crew	2	6	2
Mini-supply	—	—	1
Standby Safety	1	1	—
Supply	2	1	—
Towing supply	—	1	2
Specialty	—	1	—
	7	11	8
Helicopters:
Light helicopters – single engine	—	3	—
Light helicopters – twin engine	6	3	2
Medium helicopters	2	2	—
Heavy helicopters	—	3	—
	8	11	2
Inland River dry cargo and deck barges	9	6	60
Inland River liquid tank barges	1	1	—
Inland River towboats	2	1	—
U.S.-flag product tankers	—	1	2
Foreign-flag RORO vessels	1	—	—
Harbor Tugs:
Azimuth drive	3	1	—
Conventional drive	2	1	—
	5	2	—
Ocean liquid tank barges	—	—	1
______________________

(1)	Excludes one U.S.-flag articulated tug-barge contributed to SeaJon (see Note 5) and includes one light-twin helicopter previously removed from service.

(2)	Excludes four crew and one mini-supply vessel operated by Offshore Marine Service's Mexican joint venture (see Note 5) and includes one helicopter previously removed from service.

5.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

Ownership	2012	2011
Trailer Bridge	47.3%	$60,224	$—
Witt O'Brien's(1)	54.2%	50,261	—
Illinois Corn Processing	50.0%	—	32,046
SCFCo Holdings	50.0%	25,351	25,302
DHC	50.0%	25,212	25,128
Hawker Pacific	34.2%	23,004	23,807
MexMar	49.0%	18,162	17,118
Bunge-SCF Grain	50.0%	19,315	16,577
Avion	39.1%	11,152	15,171
SeaJon	50.0%	6,799	12,284
Nautical Power	50.0%	11,060	10,248
Dynamic Offshore Drilling	20.0%	10,483	10,149
Aeroleo	50.0%	—	9,160
Sea-Cat Crewzer	50.0%	7,183	7,493
Era do Brazil	50.0%	—	6,744
SCF Bunge Marine	50.0%	5,604	4,122
C-Lift	50.0%	5,445	6,249
Other(1)	20%	–	51%	27,976	28,155
$307,231	$249,753
______________________

(1)	The Company's ownership represents its economic interest in the joint venture.
Combined Condensed Financials. Summarized financial information for the Company’s investments, at equity, as of and for the years ended December 31 was as follows (in thousands):

	2012	2011
Current assets	$480,331	$368,182
Noncurrent assets	791,068	548,995
Current liabilities	382,874	250,787
Noncurrent liabilities	393,286	236,994

	2012	2011	2010
Operating Revenues	$837,078	$788,424	$354,710
Costs and Expenses:
Operating and administrative	748,503	730,369	273,674
Depreciation	48,935	35,686	28,097
	797,438	766,055	301,771
Operating Income	$39,640	$22,369	$52,939
Net Income (Loss)	$5,499	$(1,548)	$36,634
As of December 31, 2012 and 2011, cumulative undistributed net earnings of 50% or less owned companies accounted for by the equity method included in the Company’s consolidated retained earnings were $18.9 million and $16.7 million, respectively.

Trailer Bridge. Trailer Bridge, Inc. (“Trailer Bridge”), an operator of U.S.-flag deck and RORO barges, offers marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. Trailer Bridge filed for bankruptcy under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”) on November 16, 2011. On April 2, 2012, Trailer Bridge approved and adopted a restructuring plan, which was confirmed by the Bankruptcy Court. Immediately prior to adopting the restructuring plan, the Company had outstanding marketable security positions in 9.25% Senior Secured Notes due from Trailer Bridge (“Old Notes”) and U.S. Government Guaranteed Ship Financing Bonds due from Trailer Bridge (“MARAD Bonds”). Upon the adoption and implementation of Trailer Bridge's restructuring plan, the Company exchanged its Old Notes for a new $33.1 million Secured Note due from Trailer Bridge and new common shares in Trailer Bridge, representing a 47.3% ownership interest valued at $9.9 million. As a result of the adoption and implementation of the restructuring plan, the Company reclassified $48.1 million from marketable securities to investments, at equity, and advances to 50% or less owned companies, representing its investment in the new Trailer Bridge securities valued at $43.0 million and the MARAD Bonds valued at $5.1 million. In addition, as part of the restructuring plan, the Company provided $20.8 million of bridge financing to Trailer Bridge. During the year ended December 31, 2012, the Company recognized $9.8 million of marketable security gains, net related to its investments in Trailer Bridge and received repayments of $1.7 million on the bridge financing.
Witt O'Brien's. On December 31, 2012, the Company contributed its ownership in ORM to Witt O'Brien's in exchange for a 54.2% economic interest and a 50% controlling interest in Witt O'Brien's. As a result of a change in control, the Company recognized equity in losses of 50% or less owned companies of $9.7 million, net of tax, primarily related to the one-time recognition of deferred tax liabilities associated with the deconsolidation of non-deductible goodwill.
Illinois Corn Processing. On November 20, 2009, the Company and an ingredients and distillery product manufacturer formed Illinois Corn Processing LLC (“ICP”), a 50-50 joint venture to own and operate an alcohol manufacturing facility dedicated to the production of alcohol for beverage, industrial and fuel applications. The Company provided to ICP a $10.0 million term loan with a maturity in November 2014 and a $20.0 million revolving line of credit with a maturity in January 2013 subject to certain borrowing restrictions. During the year ended December 31, 2010, the Company and its joint venture partner each contributed an additional $1.0 million to acquire certain equipment. During the year ended December 31, 2010, the Company advanced $8.0 million under the term loan. During the years ended December 31, 2011 and 2010, the Company received principal repayments of $1.7 million and $2.4 million, respectively, on the term loan. During January 2012 and the years ended December 31, 2011 and 2010, the Company made net advances $0.3 million, $4.3 million and $9.1 million, respectively, under the revolving line of credit. In January 2012, the Company and its partner each made a capital contribution of $0.5 million. On February 1, 2012, the Company obtained a 70% controlling interest in ICP through its acquisition of a portion of its partner’s interest for $9.1 million in cash (see Note 4). Upon the acquisition, the Company adjusted its investment in ICP to fair value resulting in the recognition of a gain of $6.0 million, net of tax, which is included in equity in earnings in 50% or less owned companies in the accompanying consolidated statements of income.
SCFCo Holdings. SCFCo Holdings LLC (“SCFCo”) was established to operate towboats and dry cargo barges on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. At various times, SCFCo has agreed to expand its operations through additional capital contributions and bank financing. During the years ended December 31, 2012, 2011 and 2010, the Company contributed additional capital of $3.0 million, $0.8 million and $10.2 million, respectively, to fund SCFCo’s expansion. Additionally, during the years ended December 31, 2012, 2011 and 2010, the Company provided net temporary working capital advances of $0.3 million, $0.3 million and $2.2 million, respectively, of which $2.3 million remained outstanding as of December 31, 2012. During the year ended December 31, 2010, the Company sold 60 barges to the joint venture for proceeds of $25.8 million. The Company sold no equipment to the joint venture in 2012 and 2011.
DHC. A wholly owned subsidiary of the Company, Era DHS LLC, acquired 49% of the capital stock of Dart Helicopter Services LLC (“Dart”), a sales, marketing and parts manufacturing organization based in North America that engineers and manufactures after-market parts and equipment for sale to helicopter manufacturers and operators. During 2009, the Company provided a $0.3 million loan to Dart with a maturity of June 2012 at an annual interest rate of 5%, which is payable quarterly with principal due at maturity. On February 28, 2011, the Company made an additional investment of $5.0 million in Dart and, on July 31, 2011, contributed its ownership in Dart to Dart Holding Company Ltd. (“DHC”) in exchange for a 50% interest in DHC and a note receivable of $5.1 million. The note receivable bears an interest rate of 4.0% per annum, required quarterly principal and interest payments and matures July 31, 2023. During the years ended December 31, 2012, 2011 and 2010, the Company purchased $1.7 million, $2.3 million and $1.1 million, respectively of products from Dart and DHC. During the year ended December 31, 2010, the Company received management fees of $0.2 million. The management fees earned during the year ended December 31, 2011 were not material and none were earned during the year ended December 31, 2012.

Hawker Pacific. On December 15, 2010, the Company acquired a 32.5% interest in Hawker Pacific Airservices, Limited (“Hawker Pacific”), an aviation sales and support organization and a distributor of aviation components from some of the world’s leading manufacturers, for $25.0 million in cash. On June 1, 2011, the Company contributed its ownership in Avion Logistics Limited (“ALL”), valued at $2.0 million, to Hawker Pacific for an additional 1.7% ownership interest bringing its total ownership percentage to 34.2%. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill. The fair value analysis was completed in December 2011. During the year ended December 31, 2012, the Company advanced $3.3 million to Hawker Pacific at an interest rate of 10.0% per annum, which was repaid in December 2012.
MexMar. On July 1, 2011, Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), a Mexican joint venture that operates offshore support vessels in Mexico, executed a business reorganization plan and issued an additional equity interest to an unrelated third party for $17.1 million in cash. Subsequent to the reorganization and issuance of the additional equity interest, the Company recognized an $8.4 million gain, net of tax, which is included in equity in earnings in 50% or less owned companies in the accompanying consolidated statements of income, and received $14.9 million on the net repayment of outstanding advances from MexMar. Following the reorganization the Company has a 49% interest in MexMar. During the year ended December 31, 2012, MexMar purchased two offshore support vessels from the Company and financed a portion of the vessels' mobilization costs with the Company totaling $50.0 million ($5.0 million in cash and two short-term notes totaling $45.0 million). During the year ended December 31, 2012, MexMar repaid these notes. During the year ended December 31, 2012 and 2011, the Company received $0.3 million and $0.1 million, respectively of vessel management fees from this joint venture.
Bunge-SCF Grain. On September 29, 2010, the Company formed a 50/50 joint venture Bunge-SCF Grain LLC (“Bunge-SCF”) with Bunge North America, Inc. to construct a terminal grain elevator in Fairmont City, Illinois. During the year ended December 31, 2012, the Company and its partner each made a working capital advance of $5.0 million to Bunge-SCF. During the years ended December 31, 2011 and 2010, the Company and its partner each contributed $17.3 million and $0.2 million, respectively in cash to the joint venture. In addition, beginning July 29, 2011, Bunge-SCF Grain began operating and managing the Company’s grain storage and handling facility in McLeansboro, Illinois, for which it received $1.0 million and $0.3 million in rental income for the years ended December 31, 2012, 2011, respectively.
Avion. The Company owns a 39.1% interest in Avion Pacific Limited (“Avion”), a distributor of aircraft and aircraft related parts. During the years ended December 31, 2012, 2011 and 2010, the Company made advances of $11.0 million, $9.5 million and $2.0 million, respectively, to Avion and received repayments of $15.7 million, $4.6 million and $0.9 million, respectively, from Avion on the advances. As of December 31, 2012, 2011 and 2010, the Company had outstanding loans to Avion totaling $5.0 million, $9.7 million and $4.8 million, respectively.
SeaJon. On April 22, 2010, the Company formed a 50/50 joint venture SeaJon LLC (“SeaJon”) with Great Lakes ATB, LLC. Each partner in SeaJon was party to a contract to construct an articulated tug-barge and SeaJon was established to own the completed articulated tug-barge, which will be used in the Great Lakes trade. Each partner contributed its ownership interest in the newly constructed articulated tug-barge, which began its charter during 2012, in exchange for an ownership interest in SeaJon. During the year ended December 31, 2012, SeaJon entered into a $40.0 million term loan, secured by the articulated tug-barge and the assignment of its current charter and upon funding distributed $20.0 million to each of its partners. The term loan requires monthly principal and interest payments and a balloon payment of $29.7 million due April 2017. The Company is a guarantor of its proportionate share of SeaJon's debt up to a maximum of $5.0 million.
Nautical Power. On June 23, 2003, the Company and another offshore operator formed Nautical Power, LLC (“Nautical Power”) a 50/50 joint venture to operate one offshore support vessel. Nautical Power bareboat charters the vessel from a leasing company and that charter terminates in 2013. The Company is a guarantor of its proportionate share of the charter payments and its guarantee reduces as payments are made. As of December 31, 2012, the Company’s guarantee was $0.7 million.
Dynamic Offshore Drilling. On April 4, 2011, the Company acquired a 20% interest in Dynamic Offshore Drilling Ltd. (“Dynamic”), a company established to construct and operate jack-up drilling rigs, for $10.0 million. The first jack-up drilling rig was delivered in the first quarter of 2013.
Aeroleo. On July 1, 2011, the Company acquired a 50% economic interest and a 20% voting interest in Aeroleo Taxi Aereo S/A (“Aeroleo”), a Brazilian entity that provides helicopter transport services to the Brazilian offshore oil and gas industry, for $4.8 million in cash. The Company and its partner each loaned Aeroleo $6.0 million at an interest rate of 6% per annum. On March 1, 2012, the Company recorded an impairment charge of $5.9 million, net of tax, on its investment in and advances to Aeroleo. The impairment charge resulted from difficulties experienced by Aeroleo following one of its customer's cancellation of certain contracts for a number of AW139 helicopters under contract-lease from Aviation Services. The Company leases helicopters to Aeroleo and for the year ended December 31, 2012 and the period July 1, 2011 through December 31, 2011, the Company recognized $17.6 million and $14.0 million, respectively of operating revenues from these leases (see Note 1).
Sea-Cat Crewzer. On July 27, 2009, the Company and another offshore support vessel operator formed Sea-Cat Crewzer LLC (“Sea-Cat Crewzer”), a 50-50 joint venture to own and operate two high speed offshore catamaran crew boats. During the year ended December 31, 2010, Sea-Cat Crewzer entered into a $22.0 million term loan and upon funding distributed $9.0 million to each of its partners. The Company is a guarantor of its proportionate of Sea-Cat Crewzer’s debt and the amount of the guarantee declines as principal payments are made and will terminate when the debt is repaid. As of December 31, 2012, the Company’s guarantee was $9.1 million. During the years ended December 31, 2012, 2011 and 2010, the Company received $0.7 million, $0.7 million and $0.7 million, respectively, of vessel management fees from this joint venture.
Era do Brazil. On July 1, 2011, the Company and its partner each contributed $4.8 million in cash to Era do Brazil LLC (“Era do Brazil”), a 50-50 joint venture. Era do Brazil immediately acquired a helicopter, subject to a lease to Aeroleo, from the Company for $11.5 million ($9.5 million in cash and a $2.0 million note payable). During the year ended December 31, 2012, the Company loaned $10.8 million to Era do Brazil secured by the helicopter purchased from the Company in 2011 and Era do Brazil's ownership interests. Upon receipt of the proceeds from the loan, Era do Brazil repaid the outstanding principal amount of $1.6 million remaining on the original helicopter acquisition note due to the Company and loaned $9.2 million to Aeroleo Taxi Aereo S/A ("Aeroleo") in the form of two notes, each of an equal amount. Era do Brazil then distributed the two notes due from Aeroleo to its members. As a result of these transactions, Era do Brazil is a highly leveraged entity with all its outstanding debt due to the Company. As the primary beneficiary, the Company has consolidated Era do Brazil in its financial statements effective September 30, 2012. The Company provides maintenance services to Era do Brazil and for the period January 1, 2012 through September 30, 2012 and the period July 1, 2011 through December 31, 2011, the Company recognized $0.4 million and $0.3 million, respectively, of operating revenues from these services.
SCF Bunge Marine. On August 1, 2009, the Company formed a 50/50 joint venture SCF Bunge Marine LLC (“SCF Bunge Marine”) with Bunge North America, Inc. to provide towing services on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River and Ohio River. The Company bareboat charters inland river towboats from a third-party leasing company and operates them for SCF Bunge Marine pursuant to a time charter. The Company's obligations under the bareboat charter are guaranteed by SEACOR and its joint venture partner. Pursuant the time charter, the Company received charter fees of $40.9 million, $41.0 million and $36.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, during the years ended December 31, 2012, 2011 and 2010, SCF Bunge Marine received $42.6 million, $42.5 million and $38.1 million, respectively, for towing services provided to the Company.
C-Lift. On April 28, 2006, the Company and another offshore operator formed C-Lift LLC (“C-Lift”) a 50/50 joint venture established to construct and operate lift boats. The Company is a guarantor of its proportionate share of C-Lift’s outstanding debt and its guarantee declines as principal payments are made and will terminate when the debt is repaid. The debt matures in 2015. As of December 31, 2012, the Company’s guarantee was $12.0 million.
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
Other. The Company has other joint ventures within its Offshore Marine Services, Aviation Services, Inland River Services and Other business segments.
The Company’s other Offshore Marine Services joint ventures operate seven vessels, six owned and one bareboat chartered-in. During the years ended December 31, 2012 and 2011 the Company made no additional capital contributions to these joint ventures. During the year ended December 31, 2010, the Company made aggregate additional capital contributions to these joint ventures of $2.7 million. Certain of these offshore marine joint ventures obtained bank debt to finance the acquisition of offshore support vessels from the Company. Under the terms of the debt, the bank has the authority to require the parties of these joint ventures to fund uncalled capital commitments, as defined in the joint ventures’ partnership agreements, under certain circumstances. In such event, the Company would be required to contribute its allocable share of uncalled capital, which was

$2.5 million, in the aggregate, as of December 31, 2012. During the year ended December 31, 2011, the Company sold one offshore marine vessel to one of its joint ventures for $7.6 million. The Company manages these vessels on behalf of the joint ventures and guarantees the outstanding charter receivables of one of the joint ventures if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of December 31, 2012, the Company’s contingent guarantee of outstanding charter receivables was $2.2 million. During the years ended 2012, 2011 and 2010, the Company received $0.6 million, $0.6 million and $0.3 million, respectively, of vessel management fees from these joint ventures.
The Company’s other Aviation Services joint ventures include a flight training center and a helicopter operation in Spain. During the years ended December 31, 2012, 2011 and 2010, the Company provided helicopter, management and other services totaling $0.5 million, $0.7 million and $0.6 million, respectively, and paid simulator fees of $0.8 million, $0.1 million and $0.3 million in 2012, 2011 and 2010, respectively to one of these joint ventures. During the year ended December 31, 2012, the Company received advances from one of these joint ventures of $1.2 million and during the years ended December 31, 2012, 2011 and 2010, the Company advanced $0.8 million, $1.2 million and $3.2 million, respectively to one of these joint ventures.
The Company’s other Inland River Services joint ventures operate a dry cargo vessel and a fabrication facility. During the year ended December 31, 2012, the Company received $0.4 million in distributions from one of these joint ventures and during the year ended December 31, 2010, the Company made additional capital contributions of $0.2 million in the aggregate.
The Company's other joint ventures are primarily industrial aviation businesses in Asia. During the year ended December 31, 2012, the Company received $1.2 million in distributions from one of these joint ventures.

6.	NOTES RECEIVABLE FROM OTHER BUSINESS VENTURES
From time to time, the Company engages in lending and leasing activities involving various types of equipment. The Company recognizes interest income as payments are due, typically monthly, and expenses all costs associated with its lending and leasing activities as incurred. These notes receivable are typically collateralized by the underlying equipment and require periodic principal and interest payments. As of December 31, 2012 and 2011, the outstanding balance of notes receivable from other business ventures was $27.0 million and $55.8 million, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company made advances on notes receivable from other business ventures of $4.1 million, $44.2 million and $9.4 million, respectively, and received repayments on notes receivable from other business ventures of $37.9 million, $8.0 million and $4.1 million, respectively. As of December 31, 2012, none of the Company’s third party notes receivable are past due or in default and the Company has made no provisions for credit losses.

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
As of December 31, 2012 and 2011, the Company’s construction reserve funds of $186.0 million and $250.4 million, respectively, are classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Construction reserve fund transactions for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
Withdrawals	$(122,695)	$(82,553)	$(56,727)
Deposits	58,350	18,642	97,846
	$(64,345)	$(63,911)	$41,119

8.	INCOME TAXES
Income from continuing operations before income tax expense (benefit) and equity in earnings (losses) of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
United States	$104,957	$49,226	$200,577
Foreign	(177)	(5,887)	19,113
Eliminations and other	(27,635)	(4,901)	8,888
	$77,145	$38,438	$228,578
As of December 31, 2012, cumulative undistributed net earnings of foreign subsidiaries included in the Company’s consolidated retained earnings were $132.5 million.
The Company files a consolidated U.S. federal tax return. The components of income tax expense (benefit) for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
Current:
State	$3,871	$2,853	$7,449
Federal	(14,663)	10,597	78,759
Foreign	7,861	10,083	10,597
	(2,931)	23,533	96,805
Deferred:
State	(95)	(1,589)	(1,860)
Federal	34,994	(7,256)	(10,105)
Foreign	211	(75)	50
	35,110	(8,920)	(11,915)
	$32,179	$14,613	$84,890
The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the years ended December 31:

	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
Non-deductible expenses	4.0%	1.5%	0.9%
Reversal of valuation allowance on foreign tax credit carryforwards	(3.8)%	—%	—%
Losses of foreign subsidiaries not benefited	3.0%	1.7%	0.1%
State taxes	3.1%	2.6%	2.0%
State effective tax rate changes	—%	(1.9)%	(0.7)%
Other	0.4%	(0.9)%	(0.2)%
	41.7%	38.0%	37.1%
During the year ended December 31, 2012, the effective rate increase associated with non-deductible expenses was primarily attributable to the Company's acceleration into 2012 of restricted stock originally scheduled to vest in 2013 and 2014.
During the year ended December 31, 2012, the Company utilized all available foreign tax credit carryforwards and reversed a previously established valuation allowance of $3.1 million. As of December 31, 2012, the Company had no remaining foreign tax credit carryforwards.
During the years ended December 31, 2011 and 2010, the Company recognized an income tax benefit of $1.7 million in each year on adjustments to state tax liabilities resulting from changes in state tax apportionment factors.

The components of the net deferred income tax liabilities for the years ended December 31 were as follows (in thousands):

	2012	2011
Deferred tax liabilities:
Property and Equipment	$534,765	$507,868
Unremitted earnings of foreign subsidiaries	41,382	39,498
Investments in 50% or Less Owned Companies	21,162	14,675
Long-term Debt	15,627	15,627
Other	32,401	13,136
Total deferred tax liabilities	645,337	590,804
Deferred tax assets:
Foreign tax credit carryforwards	—	4,697
Share award plans	7,582	10,172
Other	21,364	27,673
Total deferred tax assets	28,946	42,542
Valuation allowance	(5,990)	(7,526)
Net deferred tax assets	22,956	35,016
Net deferred tax liabilities	$622,381	$555,788
During the year ended December 31, 2012, the Company increased its valuation allowance for state net operating loss carryforwards from $4.4 million to $6.0 million.
The Company records an additional income tax benefit or expense based on the difference between the fair market value of share awards at the time of grant and the fair market value at the time of vesting or exercise. For the years ended December 31, 2012, 2011 and 2010, an additional net income tax benefit was recorded in stockholders’ equity of $2.0 million, $1.8 million and $4.9 million, respectively.

9.	LONG-TERM DEBT
The Company’s borrowings as of December 31 were as follows (in thousands):

	2012	2011
2.5% Convertible Notes (excluding unamortized discount of $49.1 million)	$350,000	$—
7.375% Senior Notes (excluding unamortized discount of $1.2 million)	233,500	233,500
5.875% Senior Notes	—	176,519
Title XI Bonds (excluding unamortized discount of $9.8 million)	90,733	95,906
SEACOR Revolving Credit Facility	—	175,000
Era Group Inc. 7.5% Senior Notes (excluding discount of $3.4 million)	200,000	—
ERA Group Inc. Senior Secured Revolving Credit Facility	50,000	252,000
Other (excluding unamortized discount of $0.9 million)	97,105	116,423
	1,021,338	1,049,348
Portion due within one year	(24,707)	(41,091)
Debt discount, net	(64,374)	(12,807)
	$932,257	$995,450

The Company’s long-term debt maturities for the years ended December 31 are as follows (in thousands):

2013	$24,707
2014	15,628
2015	46,038
2016	63,656
2017	14,065
Years subsequent to 2017	857,244
$1,021,338
2.5% Convertible Senior Notes. On December 11, 2012, SEACOR completed the sale of $350.0 million aggregate principal amount of its 2.5% Convertible Senior Notes due December 15, 2024 (the “2.5% Convertible Senior Notes”). Interest on the 2.5% Convertible Senior Notes is payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2013. Beginning December 15, 2017, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 2.5% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per $1,000 principal amount of the 2.5% Convertible Senior Notes. The amount of contingent interest payable for any such period will be equal to 0.25% per annum of such average trading price of the 2.5% Convertible Senior Notes. Prior to September 15, 2017, the 2.5% Convertible Senior Notes are convertible into shares of Common Stock at the initial conversion rate ("Conversion Rate") of 8.6879 if the sales price of the Common Stock for a defined period is greater than or equal to 130% of the applicable conversion price ("Conversion Price") on each trading day. The Conversion Price for each note equals $1,000 divided by the Conversion Rate in effect. After September 15, 2017, holders may elect to convert at any time at the Conversion Price. On December 14, 2012, the Conversion Rate was adjusted to 9.2089 in connection with the Company's cash dividend of $5.00 per common share. The Company has reserved the maximum number of shares of Common Stock needed upon conversion or 3,223,115 as of December 31, 2012. After December 19, 2015 and prior to December 19, 2017, the 2.5% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus $55 per $1,000 bond, provided the trading price of the Common Stock for a defined period exceeds 130% of the Conversion Price. After December 19, 2017, the 2.5% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% if the principal amount, plus accrued and unpaid interest to the date of redemption plus $55 per $1,000 bond. On December 19, 2017 and December 19, 2022, the holders of the 2.5% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase. SEACOR incurred $9.4 million of net offering costs associated with the 2.5% Convertible Senior Notes sale for net proceeds of $340.6 million. Subsequent to December 31, 2012, the Conversion Rate was adjusted to 12.0015 in connection with the Spin-off of Era Group from SEACOR.
The Company accounts separately for the liability and equity components of the 2.5% Convertible Senior Notes and the associated underwriting fees in a manner that reflects the Company's non-convertible borrowing rate. Of the total proceeds of $350.0 million received upon issuance and $9.4 million of offering costs, the Company allocated $300.4 million and $8.1 million, respectively, to the liability component and allocated $49.6 million and $1.3 million, respectively, to the equity component. The resulting debt discount and offering costs associated with the liability component is amortized as additional non-cash interest expense over the five year period for which the debt is expected to be outstanding (December 19, 2017) for an overall effective annual interest rate of 6.5%.
7.375% Senior Notes. On September 24, 2009, SEACOR issued $250.0 million aggregate principal amount of its 7.375% Senior Notes due October 1, 2019 (the “7.375% Senior Notes”). The 7.375% Senior Notes were issued under a supplemental indenture dated as of September 24, 2009 (the “2009 Supplemental Indenture”) to the base indenture relating to SEACOR’s senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee. Interest on the 7.375% Senior Notes is payable semi-annually on April 1 and October 1 of each year. The 7.375% Senior Notes may be redeemed at any time, in whole or in part, at a price equal to the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified “make-whole” premium. The 2009 Supplemental Indenture contained covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined, and certain restrictions on SEACOR consolidating with or merging into any other Person, as defined. During the year ended December 31, 2010, the Company purchased $16.5 million, in principal amount, of its 7.375% Senior Notes for $17.3 million, resulting in a loss on debt extinguishment of $1.1 million.
5.875% Senior Notes. In 2002, SEACOR sold $200.0 million aggregate principal amount of its 5.875% Senior Notes due October 1, 2012 (the “5.875% Senior Notes”). Interest on the 5.875% Senior Notes was payable semi-annually on April 1 and October 1 of each year. During the year ended December 31, 2012, the Company purchased $5.5 million, in principal amount, of its 5.875% Senior Note for $5.7 million, resulting in a loss on debt extinguishment of $0.2 million. On October 1, 2012, the

Company repaid the remaining outstanding principal amount of $171.0 million. During the year ended December 31, 2011, the Company purchased $2.2 million, in principal amount, of its 5.875% Senior Notes for $2.3 million, resulting in a loss on debt extinguishment of $0.1 million. During the year ended December 31, 2010 the Company purchased $2.4 million, in principal amount, of its 5.875% Senior Notes for $2.5 million, resulting in a loss on debt extinguishment of $0.1 million.
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
A percentage of earnings attributable to each of the Title XI tankers’ operations is required to be deposited into Title XI reserve fund bank accounts. Cash held in these accounts is invested as prescribed by Title XI financing agreements. Withdrawals from these accounts are permitted for limited purposes, subject to the prior approval of the U.S. Maritime Administration. As of December 31, 2012 and 2011, the Title XI reserve fund account balances were $9.6 million. During the year ended December 31, 2010, $7.0 million of Title XI reserve funds were released following the redemption of the bonds, as described above.
The Title XI financing agreements contain covenants restricting cash distributions subject to certain financial tests. Failure to meet these financial tests, among other things, restricts Title XI companies from (1) distributing capital; (2) paying dividends; (3) increasing employee compensation and paying other indebtedness; (4) incurring additional indebtedness; (5) making investments and (6) acquiring fixed assets. Cash distributions (as defined in the Title XI financing agreements) from a Title XI company are prohibited until such company achieves certain levels of working capital. As of December 31, 2012 and 2011, the Title XI companies held $27.3 million and $18.7 million in restricted cash that was limited in use for the operation of the tankers and cannot be used to fund the Company’s general working capital requirements. As of December 31, 2012, the Title XI companies had net assets of $77.7 million.
In the event of default (as defined in the Title XI financing agreements), all of the Title XI tankers, in addition to the assignment of earnings relating to those vessels and the funds on deposit in the Title XI reserve fund accounts, serve as collateral for the repayment of the Title XI Bonds. The aggregate net book value as of December 31, 2012 of the Title XI tankers was $131.7 million.
SEACOR Revolving Credit Facility. The Company has a $360.0 million unsecured revolving credit facility that matures in November 2013. Advances under the facility are available for general corporate purposes. This facility was reduced by 10% of the maximum committed amount of $450.0 million in November 2011 and was reduced by a further 10% in November 2012. Interest on advances is charged at a rate per annum of LIBOR plus an applicable margin of 60 basis points through November 2011 and 67.5 basis points thereafter. A quarterly commitment fee is payable based on the average unfunded portion of the committed amount at the rate of 17.5 basis points through November 2011 and at the rate of 22.5 basis points thereafter. The revolving credit facility contains various restrictive covenants including interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, as well as other customary covenants, representations and warranties, funding conditions and events of default, including a cross-default as defined in the credit agreement. During the year ended December 31, 2012, the Company made net repayments of $175.0 million on the revolving credit facility. During the year ended December 31, 2011, the Company drew $50.0 million on the revolving credit facility. As of December 31, 2012, the Company had no outstanding borrowings under the revolving credit facility and the remaining availability under this facility was $359.0 million, net of issued letters of credit of $1.0 million.
Era Group Inc. 7.75% Senior Notes. On December 7, 2012, Era Group, a subsidiary of SEACOR that operates its Aviation Services business segment, issued $200.0 million aggregate principal amount of its 7.75% senior unsecured notes due December 15, 2022 (the “7.75% Era Senior Notes”) and received net proceeds of $191.9 million. The 7.75% Era Senior Notes were issued under an indenture dated as of December 7, 2012 between Era and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The 7.75% Era Senior Notes were issued to qualified institutional buyers in reliance on Rule 144A and to non-U.S. persons in reliance on Regulation S of the Securities Act of 1933, as amended. Interest on the 7.75% Era Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The 7.75% Era Senior Notes may be redeemed at any time, and from time to time on or after December 15, 2017 at the applicable redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to the redemption date. Prior to December 15, 2017, Era Group may also redeem the 7.75% Era Senior Notes, in whole or in part, at a redemption price based on a “make-whole” premium plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time on or prior to December 15, 2015, Era Group may redeem up to 35% of the 7.75% Era Senior Notes at a redemption price equal to 107.75% of their principal amount, plus accrued and unpaid interest if any, to the redemption date, using the proceeds of certain Era Group equity offerings. The Indenture contains covenants that restrict Era Group's ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem its capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries' ability to pay dividends, and consolidate, merge or sell all or substantially all of their assets. In addition, upon a specified change of control trigger event or a specified asset sales, Era Group may be required to offer to repurchase the 7.75% Era Senior Notes.
In connection with the sale of the Era 7.75% Senior Notes, Era Group entered into a registration rights agreement (the “Registration Rights Agreement”), dated December 7, 2012, with the initial purchasers. Under the Registration Rights Agreement, Era Group agreed, among other things, to use its commercially reasonable efforts to cause an exchange offer registration statement to become effective within 180 days of the consummation of the Spin-off and to consummate an exchange offer within 30 days after such effectiveness or to cause a shelf registration statement covering the resale of the Senior Notes to be declared effective within specified periods. Era Group will be required to pay additional interest on the Senior Notes if it fails to timely comply with its obligations under the Registration Rights Agreement until such time as it complies.
The net proceeds of the offering were used to repay $190.0 million of borrowings outstanding under the Era Group Inc. Senior Secured Revolving Credit Facility. In connection with the issuance of the 7.75% Era Senior Notes, the borrowing capacity under the Era Group Inc. Senior Secured Revolving Credit Facility was permanently reduced from $350.0 million to $200.0 million.
ERA Group Inc. Senior Secured Revolving Credit Facility. On December 22, 2011, Era Group entered into a $350.0 million senior secured revolving credit facility that matures in December 2016 and is secured by substantially all of the tangible and intangible assets of Era Group. On December 7, 2012, upon the issuance of the 7.75% Era Senior Notes, the borrowing capacity of the senior secured revolving credit facility was permanently reduced to $200.0 million. Advances under the senior secured revolving credit facility are available for general corporate purposes and can be used to issue up to $50.0 million in letters of credit. Interest on advances are at the option of Era Group of either a “base rate” or LIBOR as defined plus an applicable margin. The “base rate” is defined as the highest of: (a) the Prime Rate, as defined; (b) the Federal Funds Effective Rate, as defined, plus 50 basis points; or (c) a daily LIBOR, as defined, plus an applicable margin. The applicable margin is based on Era Group's funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined, and ranges from 100 to 200 basis points on the “base rate” margin and 210 to 335 basis points on the LIBOR margin. The applicable margin as of December 31, 2012, was 160 basis points on the “base rate” margin and 285 basis points on the LIBOR margin. A quarterly commitment fee is payable based on the average unfunded portion of the committed amount at a rate based on Era Group’s funded debt to EBITDA, as defined, 160 and ranges from 25 to 70 basis points, and as of December 31, 2012 the commitment fee was 50 basis points. The senior secured revolving credit facility contains various restrictive covenants including interest coverage, funded debt to EBITDA, secured funded debt to EBITDA, funded debt to the fair market value of owned helicopters, fair market value of mortgaged helicopters to funded debt, fair market value of mortgaged helicopters registered in the United States to fair market value of all mortgaged helicopters, as well as other customary covenants, representations and warranties, funding conditions and events of default, all as defined in the senior secured revolving credit facility. In addition, the senior secured revolving credit facility restricted the payment of dividends on Era Group’s common stock for one year, until December 22, 2012 and, under certain conditions thereafter, may restrict the ability of Era Group to distribute dividends on its common stock. Generally, dividends may be declared and paid quarterly provided Era Group is in compliance with the various covenants of the senior secured revolving credit facility, as defined, and the dividend amount does not exceed 20% of the net income of Era Group for the previous four consecutive quarters. As of December 31, 2012, Era Group had consolidated net assets of $419.5 million, $50.0 million outstanding under the senior secured revolving credit facility at an annual rate of 2.91%, had $0.3 million of issued letters of credit, and had remaining availability of $92.3 million. During the year ended December 31, 2012, Era Group made net repayments of $202.0 million on the Senior Secured Revolving Credit Facility. During the year ended December 31, 2011, Era Group had net borrowings of $252.0 million under the Senior Secured Revolving Credit Facility.
Other. The Company has various other obligations including ship, helicopter, equipment and facility mortgages, working capital lines and short term financing for certain agriculture commodity trading and logistics’ inventories. These obligations have maturities ranging from several days through May 2021 and, as of December 31, 2012, have interest rates ranging from 1.9% to 6.2%, and require periodic payments of interest and principal. During the years ended December 31, 2012, 2011 and 2010, proceeds from the issuance of other debt was $6.6 million, $23.2 million and $40.4 million, respectively, and repayments on other debt was $19.6 million, $31.5 million and $28.2 million, respectively.
As of December 31, 2012, the Company had other outstanding letters of credit, apart from its revolving credit facilities, totaling $40.0 million with various expiration dates through 2016, of which $11.3 million was offset by letters of credit issued in favor of the Company in connection with the sale of SEI.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

10.	CAPITAL LEASE OBLIGATIONS
The Company operates certain vessels and other equipment under leases that are classified as capital leases. The future minimum lease payments under capital leases, together with the present value of the net minimum lease payments for the years ended December 31 are as follows (in thousands):

2013	$2,971
2014	12
2015	12
2016	8
Total minimum lease payments	3,003
Premium on capital leases	29
Less amounts representing interest	(73)
Present value of minimum lease payments (including current portion of $2,900)	$2,959
As of December 31, 2012 and 2011, the Company had $6.6 million and $10.4 million, respectively, in net book value of property and equipment subject to capital lease obligations. Amortization of assets under capital leases is included in depreciation and amortization in the accompanying consolidated statements of income.

11.	COMMON STOCK
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the years ended December 31, 2012, 2011 and 2010, the Company acquired for treasury 1,377,798, 843,400 and 1,811,700 shares of Common Stock, respectively, for an aggregate purchase price of $119.5 million, $71.3 million and $137.1 million, respectively. As of December 31, 2012, SEACOR had authorization to repurchase $30.5 million of Common Stock. Subsequent to December 31, 2012, the Company's Board of Directors increased the authorization to repurchase Common Stock to $100.0 million.
SEACOR’s Board of Directors declared a Special Cash Dividend of $5.00 per share of Common Stock payable to stockholders of record on December 17, 2012. On or about December 26, 2012, the Company paid these dividends totaling $100.4 million on 20,076,762 shares of Common Stock, including dividends of $0.9 million related to 171,562 outstanding restricted share awards. The Compensation Committee of SEACOR’s Board of Directors elected, at its discretion, to pay the dividend on the restricted share awards in December 2012 rather than depositing amounts in escrow pending the lapsing of restrictions.
SEACOR’s Board of Directors also declared a Special Cash Dividend of $15.00 per share of Common Stock payable to stockholders of record on December 14, 2010. On or about December 21, 2010, the Company paid these dividends totaling $319.7 million on 21,312,130 shares of Common Stock, including dividends of $5.0 million related to 334,099 outstanding restricted share awards. The Compensation Committee of SEACOR’s Board of Directors elected, at its discretion, to pay the dividend on the restricted share awards in December 2010 rather than depositing amounts in escrow pending the lapsing of restrictions.

12.	SAVINGS AND MULTI-EMPLOYER PENSION PLANS
SEACOR Savings Plan. The Company provides a defined contribution plan (the “Savings Plan”) for its eligible U.S.-based employees. The Company’s contribution to the Savings Plan is limited to 50% of an employee’s first 6% of wages invested in the Savings Plan and is subject to annual review by the Board of Directors of SEACOR. The Company’s Savings Plan costs were $3.3 million, $3.1 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
SEACOR Deferred Compensation Plan. In 2005, the Company established a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) to provide certain highly compensated executives and non-employee directors the ability to defer receipt of up to 75% of their cash base salary, up to 100% of their cash bonus and up to 100% of their vested restricted stock (deferred in the form of Restricted Stock Units, as defined in the plan) for each fiscal year. Each participant’s compensation deferrals are credited to a bookkeeping account and, subject to certain restrictions, each participant may elect to have their cash deferrals in such account indexed against one or more investment options, solely for purposes of determining amounts payable under the Deferred Compensation Plan (the Company is not obligated to actually invest any deferred amounts in the selected investment options).
Participants may receive a distribution of deferred amounts, plus any earnings thereon (or less any losses), on a date specified by the participant or, if earlier, upon a separation from service or upon a change of control (as defined). All distributions to participants following a separation from service shall be in the form of a lump sum, except if such separation qualifies as “retirement” under the terms of the plan, in which case it may be paid in installments if previously elected by the participant. Distributions to “Key Employees” upon a separation from service (other than due to death) will not commence until at least 6 months after the separation from service. Participants are always 100% vested in the amounts that they contribute to their Deferred Compensation Plan accounts. The Company, at its option, may contribute amounts to participants’ accounts, which may be subject to vesting requirements.
The obligations of the Company to pay deferred compensation under the Deferred Compensation Plan are general unsecured obligations of the Company and rank equally with other unsecured indebtedness of the Company that is outstanding from time to time. As of December 31, 2012 and 2011, the Company had obligations of $0.5 million and $2.3 million, respectively, related to the Deferred Compensation Plan that are included in the accompanying consolidated balance sheets as deferred gains and other liabilities. The total amount of the Company’s obligation under the Deferred Compensation Plan will vary depending upon the level of participation by participants and the amount of compensation that participants elect to defer under the plan. The duration of the Deferred Compensation Plan is indefinite (subject to the Board of Directors’ discretion to amend or terminate the plan).
MNOPF and MNRPF. Certain subsidiaries of the Company are participating employers in industry-wide, multi-employer, defined benefit pension funds in the United Kingdom, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”) and the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors and its participation in the MNRPF relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Both of these plans are in deficit positions and depending upon the results of future actuarial valuations, it is possible that the plans could experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received. The Company has one active employee participating in the MNOPF plan and none in the MNRPF plan. During the years ended December 31, 2012, 2011 and 2010, contributions to the MNOPF were not material and did not exceed 5% of total contributions to the plan in any year.
Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. Prior to 2010, the Company was invoiced and expensed $8.9 million, representing the Company’s allocated share of the cumulative funding deficits, including portions deemed uncollectible due to the non-existence or liquidation of certain participating employers. During the year ended December 31, 2010, based on an actuarial valuation of the MNOPF in 2009, the Company was invoiced and expensed $7.8 million, representing the Company’s allocated share of an additional funding deficit based on that actuarial valuation. The preliminary results of the most recent actuarial valuation in 2012 indicated that an additional net funding deficit of $247.1 million (£152.0 million) had developed since the previous actuarial valuation in 2009 and the Company estimates its allocated share of the deficit to be $2.9 million (£1.8 million).
Based on an actuarial valuation of the MNRPF in March 2008, the Company was advised that its share of a $281.0 million (£175.0 million) accumulated funding deficit was $1.0 million (£0.6 million). The accumulated funding deficit is being recovered by additional annual contributions from current employers and is subject to adjustment following the results of future tri-annual actuarial valuations. During the year ended December 31, 2011, $0.4 million, in the aggregate, of the Company’s funding deficit had been invoiced and expensed. Based on an actuarial valuation of the MNRPF in March 2011, the Company was advised that the funding deficit had increased to $334.8 million (£217.0 million) of which the Company’s share is $0.3 million (£0.2 million). The recovery plans for the additional funding deficit are still being considered.
AMOPP and SPP. Certain subsidiaries of the Company are participating employers in industry-wide, multi-employer defined benefit pension plans in the United States: the American Maritime Officers Pension Plan (EIN: 13-1936709) (“the AMOPP”) and the Seafarers Pension Plan (EIN: 13-6100329) (the “SPP”). The Company’s participation in these plans relates to certain employees of the Company’s Shipping Services business segment. In accordance with collective bargaining agreements between the Company and the American Maritime Officers (“AMO”), the latest of which expires on December 31, 2015 and the Seafarers International Union (“SIU”), the latest of which expires on September 30, 2017, the Company makes periodic contributions to the AMOPP and SPP. The contributions to the plans are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of income. During the years ended December 31, 2012, 2011 and 2010, the Company made contributions of $0.9 million, $0.9 million and $1.1 million, respectively, to the AMOPP and $1.3 million, $0.6 million and $1.3 million, respectively to the SPP. During 2012, 2011 and 2010 none of the Company’s contributions to the AMOPP or the SPP exceeded 5% of total contributions to the plans and the Company did not pay any material surcharges. As of December 31, 2012, there is no required minimum future contribution to the AMOPP or the SPP. The Company’s obligations for future contributions are based upon the number of employees subject to the collective bargaining agreements, their rates of pay and the number of days worked.
Under federal pension law, the AMOPP was deemed in critical status for the 2009 and 2010 plan years. The AMOPP was frozen in January 2010 and a ten year rehabilitation plan was adopted by the AMOPP trustees in February 2010 whereby benefit changes and increased contributions by participating employers were expected to improve the funded status of the AMOPP. On December 28, 2012, the AMOPP was elevated to endangered status primarily as a result of favorable investment performance and the rehabilitation plan adopted by the AMOPP trustees. Based on an actuarial valuation performed as of September 30, 2010, the latest period for which an actuarial valuation is available, the Company was advised that if it chose to withdraw from the AMOPP its withdrawal liability would be $29.5 million. That liability may change in future years based on various factors, primarily employee census. As of December 31, 2012, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
The SPP was neither in endangered or critical status for the 2009 and 2010 plan years, the latest period for which a report is available, as the SPP was fully funded.
Other Plans. Certain employees participate in other defined contribution plans in the United States and various international regions including the United Kingdom and Singapore. During the years ended December 31, 2012, 2011 and 2010, the Company incurred costs of $0.4 million, $0.3 million and $0.3 million, respectively, in the aggregate related to these plans, primarily from employer matching contributions.

13.	SHARE BASED COMPENSATION
Share Incentive Plans. SEACOR’s stockholders approved the 2007 Share Incentive Plan to provide for the grant of options to purchase shares of Common Stock, stock appreciation rights, restricted stock, stock awards, performance awards and restricted stock units to non-employee directors, key officers and employees of the Company. The 2007 Share Incentive Plan superseded the 1992 Non-Qualified Stock Option Plan, the 1996 Share Incentive Plan, the 2003 Non-Employee Director Share Incentive Plan and the 2003 Share Incentive Plan (collectively, the “Share Incentive Plans”). The Compensation Committee of the Board of Directors administers the Share Incentive Plans. A total of 5,650,000 shares of Common Stock have been authorized for grant under the Share Incentive Plans. All shares issued pursuant to such grants are newly issued shares of Common Stock. The exercise price per share of options granted cannot be less than 100% of the fair market value of Common Stock at the date of grant under the Share Incentive Plans. Grants to date have been limited to stock awards, restricted stock, restricted stock units and options to purchase shares of Common Stock.
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
Share Award Transactions. The following transactions have occurred in connection with the Company’s share based compensation plans during the years ended December 31:

	2012	2011	2010
Restricted stock awards granted	134,600	183,500	230,662
Restricted stock awards forfeited	(2,120)	(4,100)	(2,238)
Director stock awards granted	4,000	4,000	4,250
Restricted Stock Unit Activities:
Outstanding as of the beginning of year	1,130	531	1,070
Granted	—	650	63
Converted to shares	(1,130)	(51)	(602)
Outstanding as of the end of year	—	1,130	531
Shares released from Deferred Compensation Plan	—	(63)	(2,206)
Stock Option Activities:
Outstanding as of the beginning of year	1,272,192	1,130,356	1,220,601
Granted	173,700	290,960	244,450
Exercised	(149,781)	(146,169)	(324,270)
Forfeited	—	(1,920)	(6,100)
Expired	(14,290)	(1,035)	(4,325)
Outstanding as of the end of year	1,281,821	1,272,192	1,130,356
Employee Stock Purchase Plan shares issued	39,980	47,376	39,231
Shares available for issuance under Share Incentive and Employee Stock Purchase Plans as of the end of year	1,200,417	538,287	1,057,781
During the years ended December 31, 2012, 2011 and 2010, the Company recognized $33.3 million, $21.9 million and $19.6 million, respectively, of compensation expense related to stock awards, stock options, employee stock purchase plan purchases, restricted stock and restricted stock units (collectively referred to as “share awards”). As of December 31, 2012, the Company had approximately $27.6 million in total unrecognized compensation costs of which $9.2 million and $8.2 million are expected to be recognized in 2013 and 2014, respectively, with the remaining balance recognized through 2017.
The weighted average values of grants under the Company’s Share Incentive Plans were $58.22, $56.57 and $53.05 for the years ended December 31, 2012, 2011 and 2010, respectively. The fair value of each option granted during the years ended December 31, 2012, 2011 and 2010 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 31.0%, 30.7% and 29.3%, respectively, (c) weighted average discount rates of 0.81%, 1.65% and 1.86%, respectively, and (d) expected lives of 5.91 years, 5.73 years and 5.90 years, respectively.
During the year ended December 31, 2012, the number of shares and the weighted average grant price of restricted stock and restricted stock unit transactions were as follows:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Nonvested as of December 31, 2011	492,906	$85.45	1,130	$85.08
Granted	134,600	$95.77	—	$—
Vested	(444,456)	$85.54	(1,130)	$85.08
Forfeited	(2,120)	$91.47	—	$—
Nonvested as of December 31, 2012	180,930	$92.85	—	$—

During the years ended December 31, 2012, 2011 and 2010, the total grant date fair value of restricted stock and restricted stock units that vested was $38.1 million, $1.6 million and $1.9 million, respectively. During the year ended December 31, 2012, the Company accelerated the vesting date for all restricted stock and restricted stock units that were scheduled to vest in 2013 and 2014 into 2012 resulting in additional compensation expense of $12.2 million. During the year ended December 31, 2010, the Company accelerated the vesting date for all restricted stock and restricted stock units that were scheduled to vest in 2011 into 2010 resulting in additional compensation expense of $3.0 million.
During the year ended December 31, 2012, the number of shares, the weighted average grant date fair value and the weighted average exercise price on stock option transactions were as follows:

	Nonvested Options		Vested/Exercisable Options		Total Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, as of December 31, 2011	646,950	$27.23	625,242	$59.04	1,272,192	$68.49
Granted	173,700	$28.41	—	$—	173,700	$89.97
Vested	(286,990)	$27.03	286,990	$74.03	—	$—
Exercised	—	$—	(149,781)	$44.76	(149,781)	$44.76
Expired	—	$—	(14,290)	$86.44	(14,290)	$86.44
Outstanding, as of December 31, 2012	533,660	$27.72	748,161	$63.36	1,281,821	$68.96
During the years ended December 31, 2012, 2011 and 2010, the aggregate intrinsic value of exercised stock options was $7.0 million, $6.8 million and $13.6 million, respectively. As of December 31, 2012, the weighted average remaining contractual term for total outstanding stock options and vested/exercisable stock options was 6.29 and 5.12 years, respectively. As of December 31, 2012, the aggregate intrinsic value of all options outstanding and all vested/exercisable options outstanding was $21.2 million and $16.0 million, respectively.
As a result of the Special Cash Dividends (see Note 11) paid during the years ended December 31, 2012 and December 31, 2010, the Company reduced the exercise prices for all outstanding stock options as of the Special Cash Dividend record dates by the dividend amounts of $5.00 and $15.00, respectively. As a result of the adjustments, both the aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately prior to and after the Special Cash Dividend record dates. As the adjustments were made in accordance with the anti-dilution provisions of the Share Incentive Plans, no compensation expense was recognized for the adjustments.

14.	RELATED PARTY TRANSACTIONS
The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Mr. Charles Fabrikant, the Executive Chairman of SEACOR, companies controlled by Mr. Fabrikant, and trusts for the benefit of Mr. Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. In the years ended December 31, 2012, 2011 and 2010, Mr. Fabrikant and his affiliates earned $0.8 million, $1.1 million and $1.0 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2012 and 2011, the Company owed Mr. Fabrikant and his affiliates $0.4 million and $0.4 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates participate in the barge pools on the same terms and conditions as other pool participants who are unrelated to the Company.
Mr. Fabrikant is also a director of Diamond Offshore Drilling, Inc. (“Diamond”), which is also a customer of the Company. The total amount earned from business conducted with Diamond did not exceed $5.0 million in any of the years ended December 31, 2012, 2011 and 2010.

15.	COMMITMENTS AND CONTINGENCIES
As of December 31, 2012, excluding Aviation Services, the Company's unfunded capital commitments were $212.0 million and consisted of: 16 offshore support vessels for $122.6 million; an interest in a jack-up drilling rig for $30.3 million; eight inland river tank barges for $18.4 million; five inland river towboats for $15.3 million; four harbor tugs for $13.1 million; and other equipment and improvements for $11.0 million. In addition, the Company notified the lessee of its intent to purchase one harbor tugs currently operating under a capital lease for $1.3 million. Of these commitments, $176.6 million is payable during 2013 with the balance payable through 2015. The Company's Aviation Services business segment's unfunded capital commitments consisted primarily of eleven helicopters for $134.8 million, of which $128.3 million may be terminated without further liability other than the payment of liquidated damages of $3.3 million. Of Aviation Services commitments, $13.8 million is payable in 2013 with the balance payable through 2016. As of December 31, 2012, the Company held balances of cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds totaling $505.3 million, of which $11.5 million was held by Aviation Services. Subsequent to December 31, 2012, the Company, excluding Aviation Services, committed to purchase additional equipment for $1.3 million, Aviation Services committed to purchase two additional helicopters for $16.6 million and one of the Company's Offshore Marine Services joint ventures secured financing for the jack-up drilling rig reducing the Company's unfunded capital commitments by $30.3 million.
Prior to the sale of the SES Business, the Company had issued performance guarantees on behalf of the SES Business that expire in 2012 through 2014. As of December 31, 2012, the amount of outstanding SES Business performance guarantees was $0.1 million.
On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.) (the “Robin Case”), in which they asserted that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action was part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179 (“MDL”). The complaint sought compensatory, punitive, exemplary, and other damages. In response to this lawsuit, the Company filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire. On June 8, 2011, the Company moved to dismiss these claims (with the exception of one claim filed by a Company employee) on various legal grounds. On October 12, 2011, the Court granted the Company's motion to dismiss in its entirety, dismissing with prejudice all claims that had been filed against the Company in the limitation actions (with the exception of one claim filed by a Company employee that was not subject to the motion to dismiss). The Court entered final judgments in favor of the Company in the Robin Case and each of the limitation actions on November 21, 2011. On December 12, 2011, the claimants appealed each of those judgments to the Unites States Court of Appeals for the Fifth Circuit. The claimants' opening brief was submitted on May 7, 2012, and the claimants filed a reply brief on June 1, 2012. Oral argument was not requested by the Fifth Circuit. On December 13, 2012, the Fifth Circuit affirmed the judgment of the district court.
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by ORM, a subsidiary of the Company prior to the ORM Transaction. The action now is part of the overall MDL. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action. Pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL.
On December 15, 2010, ORM and NRC, subsidiaries of the Company prior to the ORM Transaction and SES Business Transaction, respectively, were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL.
Subsequent to the filing of the referenced master complaint, six additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. Finally on December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.)., which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. By court order, all six of these additional individual cases have been stayed until further notice. The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and does not expect this matter will have a material effect on the Company's consolidated financial position or its results of operations.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., and M-I L.L.C. also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC have asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but recently moved to voluntarily dismiss these cross-claims without prejudice. The Court granted Weatherford's motion on February 8, 2013. As provided above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect these matters will have a material effect on the Company's consolidated financial position or its results of operations.
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the plaintiffs by exposing them to dispersants during the course and scope of their employment. The case was removed to the U.S. District Court for the Northern District of Florida on January 13, 2013, Abney et al. v. Plant Performance Services, LLC et la., No. 3:13-CV-00024 (N.D. Fla.), and on January 16, 2013, the United States Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order (“CTO”) transferring the case to the MDL, subject to any timely-filed notice of objection from the plaintiffs. Upon receipt of a notice of objection from the plaintiffs, a briefing schedule was set by the JPML, and so a stay of proceedings and suspension of deadlines was sought and obtained by the Court in the U.S. District Court for the Northern District of Florida. Plaintiffs recently filed their motion to vacate the CTO and brief in support thereof with the JPML, and responses to same are to be filed on or before February 28, 2013. The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and does not expect this matter to have a material effect on the Company's consolidated financial position or its results of operations.
Separately, on March 2, 2012, the Court announced that BP Exploration & Production Inc. and BP America Production Company (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP. The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012. A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages Class Action Settlement on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement on January 11, 2013. Notices of Appeal to the Fifth Circuit with respect to both class action settlements have been filed by various objectors. Although neither the Company, ORM, or NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. As the releases for both settlements have been deemed valid and enforceable by the district court, if the Fifth Circuit affirms these decisions, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. At this time, the Company expects these settlements to reduce ORM's potential exposure, if any, from some of the pending actions described above, but is currently still evaluating the settlements' impacts on these cases.
On January 29, 2013, HEPACO, LLC ("HEPACO"), served a demand for arbitration upon O'Brien's Response Management, Inc. ("ORM"), in which HEPACO claims that ORM owes HEPACO an additional fee of $20,291,178.92 under the parties' Management Services Agreement (“MSA”), dated June 1, 2010.  According to HEPACO, the MSA requires ORM to pay HEPACO an additional fee of 30% of total charges paid under the MSA ("Surcharge") to compensate HEPACO for U.S. Longshoremen's and Harbor Workers' insurance or Jones Act insurance and related risks attendant to the work when contract requires labor to be performed over, adjoining and/or in water. ORM denies liability for the Surcharge, intends to vigorously defend against the claim, and has sought indemnity for any resulting judgment and related attorneys fees from BP America Production Company (“BP America”) and BP Exploration & Production Inc. (“BP Exploration”) (collectively, “BP”). ORM has advised BP that, pursuant to the Bridge Agreement HOU-WL4-3066 between BP and ORM, effective as of June 1, 2010, under which ORM managed and oversaw, for BP, subcontractors, such as HEPACO, in connection with on-shore services related to the BP Deepwater Horizon oil spill, BP ultimately is responsible for the payment of the Surcharge should HEPACO be determined to be entitled to recover it under the MSA.
In the course of the Company's business, it may agree to indemnify a party. If the indemnified party makes a successful claim for indemnification, the Company would be required to reimburse that party in accordance with the terms of the indemnification agreement. Indemnification agreements generally are subject to threshold amounts, specified claim periods and other restrictions and limitations.
In connection with the SES Business Transaction and the ORM Transaction, the Company remains contingently liable for certain obligations, including potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response. In the case of the SES Business Transaction, such potential liabilities may not exceed the purchase consideration received by the Company for the SES Business Transaction and in the case of the ORM Transaction are subject to a negotiated cap. The Company currently is indemnified under contractual agreements with BP.
ORM is defending against four collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”). These cases - Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”); Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”); Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”); and Chann Chavis v. O'Brien's Response Management Inc. et al. (S.D. Tx., Case No.: 4:12-cv-02045) (the “Chavis Action”) - were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors. The Prejean, Himmerite and Singleton Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the overall MDL. The Himmerite and Singleton Actions have since been automatically stayed pending further scheduling by the Court, pursuant to the procedures in the MDL. In the Prejean Action, ORM has answered the complaint, a scheduling order has been issued, and plaintiffs have, among other things, filed a Motion for Conditional Certification, which has been stayed pending further scheduling by the Court in accordance with the procedures of the MDL. The limitations periods for potential plaintiffs to opt-in to the Prejean, Himmerite and Singleton actions have all been tolled pending further action by the Court. ORM has filed a Motion for Reconsideration of the Court's order tolling the limitations periods in these actions. The Chavis Action was filed on July 7, 2012 in the United States District Court for the Southern District of Texas, and ORM answered the complaint in that matter. On December 20, 2012, the parties in the Chavis Action entered into a full and final settlement agreement with respect to all of the Plaintiff's individual and class claims, pending approval of the Court. The Company is unable to estimate the potential exposure, if any, resulting from any of these DPH FLSA Actions, but believes they are without merit and will continue to vigorously defend against them.
In 2011, the Company received a Notice of Infringement (the “Notice”) from the Brazilian Federal Revenue Office. The Notice alleged the Company had imported a number of vessels into Brazil without properly completing the required importation documents and levied an assessment of $25.7 million. Of the levied assessment, $19.3 million related to managed vessels. On August 14, 2012, a decision was rendered in favor of the Company by the second Panel of Judgment of the Brazilian Federal Revenue Office and the matter is now closed.
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
As of December 31, 2012, the Company leases 22 offshore support vessels, seven helicopters, two barges, two tankers, three azimuth drive harbor tugs and certain facilities and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease terms. The leases generally contain purchase and lease renewal options or rights of first refusal with respect to the sale or lease of the equipment. The lease terms of the tankers, which are subject to subleases, have durations of 130 and 146 months. The lease terms of the other equipment range in duration from one to seven years. Certain of the equipment leases are the result of sale-leaseback transactions with finance companies (see Note 4) and certain of the gains arising from such sale-leaseback transactions have been deferred in the accompanying consolidated balance sheets and are being amortized as reductions in rental expense over the lease terms (see Note 1).
Total rental expense for the Company’s operating leases in 2012, 2011 and 2010 was $62.0 million, $48.5 million and $51.4 million, respectively. Future minimum payments in the years ended December 31 under operating leases that have a remaining term in excess of one year as of December 31, 2012 for the Company, excluding Era Group, were as follows (in thousands):

	Total Minimum Payments	Non-cancellable Subleases(1)	Net Minimum Payments
2013	$41,933	$(17,345)	$24,588
2014	38,647	(17,345)	21,302
2015	34,443	(17,345)	17,098
2016	30,915	(17,392)	13,523
2017	29,406	(17,392)	12,014
Years subsequent to 2017	119,438	(93,472)	25,966
 ______________________

(1)	The total minimum offsetting payments to be received under existing long-term bareboat charter-out arrangements (see Note 4).
Future minimum payments in the years ended December 31 under operating leases that have a remaining term in excess of one year as of December 31, 2012 for Era Group were as follows (in thousands):

Total Minimum Payments
2013	$2,538
2014	2,426
2015	2,314
2016	2,059
2017	1,800
Years subsequent to 2017	8,986

16.	MAJOR CUSTOMERS AND SEGMENT INFORMATION
Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Certain reclassifications of prior year information have been made to conform to the current year's reportable segment presentation as a result of the Company's re-segmentation (see Note 1) and its presentation of discontinued operations (see Note 17). The Company has identified the following reporting segments:
Offshore Marine Services. Offshore Marine Services operates a diverse fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. The vessels deliver cargo and personnel to offshore installations; handle anchors and mooring equipment required to tether rigs to the seabed; tow rigs and assist in placing them on location and moving them between regions and carry and launch equipment such as remote operated vehicles or “ROVs” used underwater in drilling, well-completion and emergencies. In addition to supporting drilling activities, Offshore Marine Services' vessels support offshore construction and maintenance work, provide accommodations for technicians and specialists, provide standby safety support and emergency response services. Offshore Marine Services also has a controlling interest in a business that owns and operates vessels primarily used to move personnel and supplies to offshore wind farms. On March 30, 2012, Offshore Marine Services acquired a fleet of lift boats, which operate in the U.S. Gulf of Mexico supporting well intervention, work-over, decommissioning and diving operations. Offshore Marine Services also offers logistics services in support of offshore oil and gas exploration, development and production operations, including shore bases, marine transport and other supply chain management services. Offshore Marine Services contributed 33%, 29% and 37% of consolidated operating revenues in 2012, 2011 and 2010, respectively.
Aviation Services. Aviation Services is one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the United States, which is its primary area of operations. Aviation Services also provides helicopters and related services to third-party helicopter operators in other countries. Aviation Services' helicopters are primarily used to transport personnel to, from and between offshore installations, drilling rigs and platforms. The primary users of its helicopter services are major integrated and independent oil and gas companies and the U.S. government. In addition to serving the oil and gas industry, Aviation Services provides helicopters under contract-lease, air medical services, firefighting support and Alaska flightseeing tours, among other activities. Aviation Services provides a number of additional services through joint ventures that complement its core chartering and contract-leasing activities. It holds a 50% interest in a sales and manufacturing organization based in Canada that engineers and manufactures after-market helicopter parts and accessories for sale to helicopter manufacturers and operators, and distributes parts and accessories on behalf of other manufacturers. Aviation Services also holds a 50% interest in a training center based in Lake Charles, Louisiana, that provides instruction, flight simulator and other training to its employees, pilots working for third parties, other helicopter companies, including its competitors, and government agencies. Aviation Services contributed 17%, 20% and 17% of consolidated operating revenues in 2012, 2011 and 2010, respectively.
On January 31, 2013, the Company completed the Spin-off of Era Group, the company that operated SEACOR's Aviation Services business segment, by means of a dividend to SEACOR's shareholders of all the issued and outstanding common stock of Era Group. Era Group filed a Registration Statement on Form 10 with the SEC describing the Spin-off that was declared effective on January 14, 2013. Prior to the Spin-off, SEACOR and Era Group entered into a Separation Agreement and several other agreements that will govern the post-Spin-off relationship. Era Group is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol “ERA”. Commencing with the quarter ending March 31, 2013, the Company will report the historical financial position, results of operations and cash flows of Era Group as discontinued operations.
Inland River Services. Inland River Services owns, operates, invests in and markets river transportation equipment primarily used for moving agricultural and industrial commodities, and chemical and petrochemical products, on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries, and the Gulf Intracoastal Waterways. Inland River Services owns towboats used for moving barges, fleeting operations and deck barges. Internationally, Inland River Services has interests in a transshipment terminal at the Port of Ibicuy, Argentina and operations on the Parana-Paraguay Rivers in Argentina and the Magdalena River in Colombia. In addition to its primary barge business, Inland River Services also owns, operates and invests in high-speed multi-modal terminal facilities for both dry and liquid commodities and provides a broad range of services including machine shop, gear and engine repairs, repair of barges and towboats at strategic locations on the U.S. Inland River Waterways. Inland River Services contributed 14%, 15% and 11% of consolidated operating revenues in 2012, 2011 and 2010, respectively.

Shipping Services. Shipping Services invests in, operates and leases a diversified fleet of U.S.-flag and foreign-flag marine transportation related assets including deep-sea cargo vessels and harbor tugs primarily servicing the U.S. coastwise petroleum trade and ships docking in the U.S. Gulf and East Coast ports. Additional assets and services include liner and short-sea transportation to and from ports in Florida, Puerto Rico, the Bahamas and Western Caribbean, a terminal support and bunkering operation in St. Eustatius, a U.S.-flag articulated tug and dry-bulk barge operating on the Great Lakes and technical ship management services. Shipping Services contributed 11%, 12% and 10% of consolidated operating revenues in 2012, 2011 and 2010, respectively.
Alcohol Manufacturing. Alcohol Manufacturing operates an alcohol manufacturing, storage and distribution facility located in Pekin, IL through its subsidiary ICP. ICP produces, stores and distributes a variety of high quality alcohol used in food, beverage, industrial and petro-chemical end markets; and fuel grade ethanol. The Company obtained a controlling interest in ICP on February 1, 2012 through the accusation of a portion of its partner's interest. Alcohol Manufacturing contributed 12% of consolidated operating revenues in 2012.
Other. The Company also has activities that are referred to and described under Other, which primarily include emergency and crisis services activities, agricultural commodity trading and logistics activities, other activities, primarily lending and leasing activities, and noncontrolling investments in various other businesses, primarily industrial aviation services businesses in Asia.

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Shipping Services $’000	Alcohol Mfg.(1) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2012
Operating Revenues:
External customers	519,692	272,918	224,409	179,928	188,650	195,603	—	1,581,200
Intersegment	125	3	2,152	108	—	128	(2,516)	—
	519,817	272,921	226,561	180,036	188,650	195,731	(2,516)	1,581,200
Costs and Expenses:
Operating	349,680	167,195	158,596	112,125	183,442	175,957	(2,346)	1,144,649
Administrative and general	59,253	34,785	15,924	22,553	1,920	23,824	43,266	201,525
Depreciation and amortization	61,542	42,502	28,270	30,635	5,757	2,874	2,589	174,169
	470,475	244,482	202,790	165,313	191,119	202,655	43,509	1,520,343
Gains (Losses) on Asset Dispositions and Impairments, Net	14,876	3,612	7,666	3,128	—	(1,527)	(156)	27,599
Operating Income (Loss)	64,218	32,051	31,437	17,851	(2,469)	(8,451)	(46,181)	88,456
Other Income (Expense):
Derivative losses, net	(243)	(490)	—	—	(856)	910	(2,623)	(3,302)
Foreign currency gains, net	1,077	720	84	6	—	2	462	2,351
Other, net	2	30	(1)	7,452	—	—	(305)	7,178
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	5,214	(5,528)	(3,310)	(4,148)	6,154	(9,674)	—	(11,292)
Segment Profit (Loss)	70,268	26,783	28,210	21,161	2,829	(17,213)
Other Income (Expense) not included in Segment Profit								(17,538)
Less Equity Earnings included in Segment Profit								11,292
Income Before Taxes, Equity Earnings and Discontinued Operations								77,145

Capital Expenditures of Continuing Operations	168,778	112,986	28,818	31,235	96	6,576	3,847	352,336

As of December 31, 2012
Property and Equipment	801,693	787,805	375,663	337,083	38,110	10,918	21,409	2,372,681
Investments, at Equity, and Advances to 50% or Less Owned Companies	66,805	34,696	53,844	67,023	—	84,863	—	307,231
Inventories(2)	6,779	26,650	2,623	1,728	11,770	2,887	—	52,437
Goodwill	13,367	352	2,759	1,852	—	—	—	18,330
Intangible Assets	4,086	—	9,214	1,410	93	502	—	15,305
Other current and long-term assets, excluding cash and near cash assets(3)	139,757	81,592	75,661	14,183	6,533	72,123	37,035	426,884
Segment Assets	1,032,487	931,095	519,764	423,279	56,506	171,293
Cash and near cash assets(3)								505,291
Discontinued operations								2,635
Total Assets								3,700,794
______________________

(1)	Operating revenues includes $184.9 million of tangible product sales and operating expenses includes $185.1 million of costs of goods sold.

(2)	Inventories for Commodity Trading and Logistics includes raw materials of $2.4 million and work in process of $1.8 million resulting from the acquisition of ICP (see Note 4).

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Shipping Services $’000	Alcohol Mfg. $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2011
Operating Revenues:
External customers	376,683	258,130	187,657	161,307	—	306,841	—	1,290,618
Intersegment	105	18	—	—	—	26	(149)	—
	376,788	258,148	187,657	161,307	—	306,867	(149)	1,290,618
Costs and Expenses:
Operating	269,203	162,707	119,499	90,708	—	266,168	(39)	908,246
Administrative and general	47,201	31,893	11,339	18,301	256	19,370	35,292	163,652
Depreciation and amortization	48,477	42,612	23,494	30,214	—	2,830	1,858	149,485
	364,881	237,212	154,332	139,223	256	288,368	37,111	1,221,383
Gains (Losses) on Asset Dispositions and Impairments, Net	14,661	15,172	2,964	1,355	—	3	(144)	34,011
Operating Income (Loss)	26,568	36,108	36,289	23,439	(256)	18,502	(37,404)	103,246
Other Income (Expense):
Derivative losses, net	—	(1,326)	—	—	—	(980)	(29,075)	(31,381)
Foreign currency gains (losses), net	(3,102)	516	—	(30)	—	277	3,395	1,056
Other, net	278	9	4	307	—	950	(521)	1,027
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	9,189	82	4,136	(74)	(1,815)	(1,528)	—	9,990
Segment Profit (Loss)	32,933	35,389	40,429	23,642	(2,071)	17,221
Other Income (Expense) not included in Segment Profit								(35,510)
Less Equity Earnings included in Segment Profit								(9,990)
Income Before Taxes, Equity Earnings and Discontinued Operations								38,438

Capital Expenditures of Continuing Operations	88,248	158,929	44,693	24,308	—	4,972	3,043	324,193

As of December 31, 2011
Property and Equipment	654,819	709,451	383,292	366,475	—	15,922	20,149	2,150,108
Investments, at Equity, and Advances to 50% or Less Owned Companies	68,330	50,263	50,183	12,284	11,790	56,903	—	249,753
Inventories	6,449	24,504	2,422	1,671	—	2,416	—	37,462
Goodwill	13,367	352	4,345	1,852	—	37,138	—	57,054
Intangible Assets	5,971	—	7,324	1,945	—	6,288	—	21,528
Other current and long-term assets, excluding cash and near cash assets(1)	125,472	67,144	72,565	14,131	8	137,008	31,307	447,635
Segment Assets	874,408	851,714	520,131	398,358	11,798	255,675
Cash and near cash assets(1)								808,757
Discontinued operations								155,837
Total Assets								3,928,134
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Shipping Services $’000	Alcohol Mfg. $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2010
Operating Revenues:
External customers	513,449	235,395	161,697	147,632	—	350,684	—	1,408,857
Intersegment	2,407	(29)	—	—	—	32	(2,410)	—
	515,856	235,366	161,697	147,632	—	350,716	(2,410)	1,408,857
Costs and Expenses:
Operating	309,587	147,233	97,178	82,167	—	233,408	(2,410)	867,163
Administrative and general	50,795	25,798	10,691	14,451	235	18,719	45,774	166,463
Depreciation and amortization	51,760	43,351	20,721	37,181	—	2,359	1,753	157,125
	412,142	216,382	128,590	133,799	235	254,486	45,117	1,190,751
Gains on Asset Dispositions and Impairments, Net	29,474	764	31,928	(17,485)	—	13	47	44,741
Operating Income (Loss)	133,188	19,748	65,035	(3,652)	(235)	96,243	(47,480)	262,847
Other Income (Expense):
Derivative gains (losses), net	—	(118)	—	—	—	(4,061)	10,903	6,724
Foreign currency gains (losses), net	1,622	(1,511)	—	18	—	(583)	(5,608)	(6,062)
Other, net	1	50	2,237	44	—	780	597	3,709
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	9,306	(137)	3,708	—	(604)	223	—	12,496
Segment Profit (Loss)	144,117	18,032	70,980	(3,590)	(839)	92,602
Other Income (Expense) not included in Segment Profit								(38,640)
Less Equity Earnings included in Segment Profit								(12,496)
Income Before Taxes, Equity Earnings and Discontinued Operations								228,578

Capital Expenditures of Continuing Operations	80,172	130,770	23,610	7,957	—	11,067	(10,177)	243,399

As of December 31, 2010
Property and Equipment	613,506	612,078	317,628	360,937	—	11,785	19,107	1,935,041
Investments, at Equity, and Advances to 50% or Less Owned Companies	45,384	27,912	40,553	—	14,467	51,911	—	180,227
Inventories	4,709	23,153	1,906	1,487	—	1,825	—	33,080
Goodwill	13,367	353	1,743	1,302	—	37,001	—	53,766
Intangible Assets	8,013	—	1,094	2,466	—	8,172	—	19,745
Other current and long-term assets, excluding cash and near cash assets(1)	133,747	49,417	59,593	13,728	136	89,817	47,199	393,637
Segment Assets	818,726	712,913	422,517	379,920	14,603	200,511
Cash and near cash assets(1)								842,206
Discontinued operations								302,687
Total Assets								3,760,389
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

In 2012 and 2011, the Company did not earn revenues that were greater than or equal to 10% of total revenues from a single customer. In 2010, one customer (BP p.l.c.) was responsible for $286.7 million , or 18% , of consolidated operating revenues. For the years ended December 31, 2012, 2011 and 2010, approximately 34%, 46% and 28%, respectively, of the Company’s operating revenues were derived from its foreign operations. The Company’s foreign revenues are primarily derived from its Offshore Marine Services and Aviation Services fleet. These assets are highly mobile and regularly and routinely move between countries within a geographical region of the world. In addition, these assets may be redeployed among the geographical regions as changes in market conditions dictate. Because of this asset mobility, revenues and long-lived assets, primarily property and equipment, in any one country are not considered material. The following represents the Company’s revenues attributed by geographical region in which services are provided to customers for the years ended December 31 (in thousands):

	2012	2011	2010
Operating Revenues:
United States	$1,037,593	$702,769	$1,008,777
Africa, primarily West Africa	75,485	75,498	122,132
Europe, primarily North Sea	133,516	100,573	91,389
Asia	30,337	28,600	36,701
Middle East	49,941	46,724	48,359
Brazil, Mexico, Central and South America	253,622	335,699	100,726
Other	706	755	773
	$1,581,200	$1,290,618	$1,408,857
The Company’s long-lived assets are primarily its property and equipment that are employed in various geographical regions of the world. The following represents the Company’s property and equipment based upon the assets’ physical location as of December 31 (in thousands):

	2012	2011	2010
Property and Equipment:
United States	$1,633,354	$1,415,751	$1,316,528
Africa, primarily West Africa	77,859	89,166	128,714
Europe, primarily North Sea	231,787	199,777	117,339
Asia	59,619	61,647	44,196
Middle East	99,863	70,430	62,742
Brazil, Mexico, Central and South America	269,771	312,722	264,908
Other	428	615	614
	$2,372,681	$2,150,108	$1,935,041

17.	DISCONTINUED OPERATIONS
On March 16, 2012, SEACOR sold the SES Business for a net sales price of $99.9 million and recognized a gain of $18.6 million, net of tax, or $0.90 per diluted share. As a result of the sale, the Company disposed of $8.0 million of goodwill. On December 31, 2012, SEACOR sold SEI to Par Petroleum Corporation for a net sales price of $15.1 million and recognized a gain of $7.1 million, net of tax, or $0.34 per diluted share.
For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of the SES Business and SEI as discontinued operations. Summarized selected operating results of the discontinued operations for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
SES Business
Operating Revenues	$22,387	$131,346	$681,082
Costs and Expenses:
Operating	18,234	90,267	513,498
Administrative and general	4,624	20,674	21,945
Depreciation and amortization	1,428	7,332	6,365
	24,286	118,273	541,808
Gains (Losses) on Asses Dispositions	(71)	(61)	497
Operating Income (Loss)	(1,970)	13,012	139,771
Other Income (Expense), Net (including gain on sale of business)	24,971	203	(43)
Income Tax Expense, Net	6,342	5,659	53,745
Equity in Earnings (Losses) of 50% or Less Owned Companies	301	(49)	683
Net Income	$16,960	$7,507	$86,666

SEI
Operating Revenues	$515,468	$731,164	$585,575
Costs and Expenses:
Operating	503,294	720,791	575,708
Administrative and general	5,579	3,290	4,114
Depreciation and amortization	(3)	7	—
	508,870	724,088	579,822
Operating Income	6,598	7,076	5,753
Other Income (Expense), Net (including gain on sale of business)	8,083	(5,335)	(580)
Income Tax Expense, Net	4,856	913	2,039
Net Income	$9,825	$828	$3,134

Eliminations
Operating Revenues	$(109,923)	$(11,186)	$(26,146)
Costs and Expenses:
Operating	(109,923)	(11,117)	(26,142)
Administrative and general	—	(69)	(4)
	(109,923)	(11,186)	(26,146)
Operating Income	—	—	—

18.	SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Supplemental information for the years ended December 31 was as follows (in thousands):

	2012	2011	2010
Income taxes paid	$24,378	$8,398	$151,501
Income taxes refunded	11,317	2,499	25,901
Interest paid, excluding capitalized interest	46,457	39,559	43,445
Schedule of Non-Cash Investing and Financing Activities:
Marketable securities reclassified to investment in Trailer Bridge (see Note 5)	48,064	—	—
Company financed sale of vessels	48,848	11,889	7,088
Equipment received on extinguishment of note receivable	—	—	6,211
Contribution of assets to 50% or less owned companies	15,123	12,361	—
Distribution of note receivable from 50% or less owned companies	4,618	—	—
Issuance of Common Stock on Windcat Acquisition (See Note 4)	585	—	—
Contribution of assets from noncontrolling interests	—	124	—

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected financial information for interim quarterly periods is presented below (in thousands, except share data). Earnings per common share of SEACOR Holdings Inc. are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
2012
Operating Revenues	$433,262	$416,842	$372,208	$358,888
Operating Income	19,056	31,150	5,902	32,348
Income (Loss) from Continuing Operations	(8,439)	14,764	10,468	16,881
Income from Discontinued Operations, Net of Tax	5,722	740	831	19,492
Net Income (Loss)	(2,717)	15,504	11,299	36,373
Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing Operations	$(8,346)	$15,362	$10,418	$16,996
Discontinued Operations	5,722	740	831	19,492
	$(2,624)	$16,102	$11,249	$36,488
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$(0.41)	$0.75	$0.51	$0.83
Discontinued Operations	0.28	0.04	0.04	0.95
	$(0.13)	$0.79	$0.55	$1.78
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$(0.41)	$0.74	$0.50	$0.81
Discontinued Operations	0.28	0.04	0.04	0.94
	$(0.13)	$0.78	$0.54	$1.75
2011
Operating Revenues	$344,642	$358,197	$315,987	$271,792
Operating Income	26,264	30,203	27,689	19,090
Income from Continuing Operations	7,177	7,847	6,043	12,748
Income (Loss) from Discontinued Operations, Net of Tax	10,075	(3,785)	3,324	(1,279)
Net Income	17,252	4,062	9,367	11,469
Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing Operations	$6,965	$7,600	$5,707	$12,449
Discontinued Operations	10,075	(3,785)	3,324	(1,279)
	$17,040	$3,815	$9,031	$11,170
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$0.33	$0.36	$0.27	$0.59
Discontinued Operations	0.48	(0.18)	0.16	(0.06)
	$0.81	$0.18	$0.43	$0.53
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$0.33	$0.35	$0.27	$0.58
Discontinued Operations	0.47	(0.17)	0.15	(0.06)
	$0.80	$0.18	$0.42	$0.52

SEACOR HOLDINGS INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

Description	Balance Beginning of Year	Charges (Credits) to Cost and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2012
Allowance for doubtful accounts (deducted from trade and notes receivable)	$2,414	$4,109	$(2,654)	$3,869
Inventory allowance (deducted from inventory)	$7,281	$1,932	$—	$9,213
Year Ended December 31, 2011
Allowance for doubtful accounts (deducted from trade and notes receivable)	$2,570	$(36)	$(120)	$2,414
Inventory allowance (deducted from inventory)	$7,054	$227	$—	$7,281
Year Ended December 31, 2010
Allowance for doubtful accounts (deducted from trade and notes receivable)	$2,582	$341	$(353)	$2,570
Inventory allowance (deducted from inventory)	$5,251	$1,803	$—	$7,054
______________________

(1)	Trade receivable amounts deemed uncollectible that were removed from accounts receivable and allowance for doubtful accounts.

EXHIBIT INDEX

Exhibit Number	Description
2.1*
Distribution Agreement, dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on February 1, 2013).

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

3.4*
Fourth Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2010).

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

4.4*
Supplemental Indenture, dated September 24, 2009, between SEACOR Holdings Inc. and U.S. Bank, National Association, as trustee (including therein Form of Global Note 7.375% Senior Notes Due 2019) (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on September 24, 2009).

4.5	Indenture, dated as of December 11, 2012, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 2.5% Convertible Senior Notes Due 2027).
10.1*+	SEACOR Holdings Inc. 1996 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on March 18, 1996).
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

Exhibit Number	Description
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

10.14*
Revolving Credit Facility Agreement, dated November 3, 2006, between SEACOR Holdings Inc. as Borrower, and DNB Nor, ASA, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 filed with the Commission on November 7, 2006).

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
10.17*
Amendment No. 1, dated July 3, 2007, to Revolving Credit Facility Agreement dated as of November 3, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2007).

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

10.25*+
SEACOR Holdings Inc. 2007 Share Inventive Plan (as amended through April 23, 2012) (incorporated herein by reference to Appendix A of the Company's Proxy Statement on DEF 14-A filed with the Commission on April 30, 2012).

10.26+	Compensation Arrangements for the Executive Officers.
10.27+	Compensation of Non-Employee Directors.
10.28*
Amended and Restated Transition Services Agreement, dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the commission on February 1, 2013).

10.29*
Tax Matters Agreement, dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the commission on February 1, 2013).

10.30*
Employee Matters Agreement, dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the commission on February 1, 2013).

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