Form 10-Q
period 2013-03-31
SEACOR HOLDINGS INC /NEW/
filed 2013-04-30
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of April 25, 2013 was 20,109,172. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$312,977	$248,204
Restricted cash	27,129	28,285
Marketable securities	22,568	21,668
Receivables:
Trade, net of allowance for doubtful accounts of $1,209 and $1,201 in 2013 and 2012, respectively	172,889	224,944
Other	41,139	45,334
Inventories	31,966	25,787
Deferred income taxes	3,530	3,530
Prepaid expenses and other	8,834	12,719
Discontinued operations	384	108,153
Total current assets	621,416	718,624
Property and Equipment:
Historical cost	2,186,892	2,238,383
Accumulated depreciation	(785,765)	(763,803)
	1,401,127	1,474,580
Construction in progress	113,381	110,296
Net property and equipment	1,514,508	1,584,876
Investments, at Equity, and Advances to 50% or Less Owned Companies	299,778	272,535
Construction Reserve Funds & Title XI Reserve Funds	194,477	195,629
Goodwill	17,978	17,978
Intangible Assets, Net	15,754	15,305
Other Assets	51,576	55,123
Discontinued Operations	—	840,724
	$2,715,487	$3,700,794
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$15,435	$21,920
Current portion of capital lease obligations	2,711	2,900
Accounts payable and accrued expenses	69,008	107,892
Other current liabilities	109,300	93,093
Discontinued operations	300	39,836
Total current liabilities	196,754	265,641
Long-Term Debt	655,384	655,309
Capital Lease Obligations	36	59
Deferred Income Taxes	422,719	426,027
Deferred Gains and Other Liabilities	116,572	120,342
Discontinued Operations	2,599	490,741
Total liabilities	1,394,064	1,958,119
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 36,957,667 and 36,740,324 shares issued in 2013 and 2012, respectively	369	367
Additional paid-in capital	1,340,875	1,330,324
Retained earnings	1,047,426	1,473,509
Shares held in treasury of 16,851,393 and 16,852,391 in 2013 and 2012, respectively, at cost	(1,089,064)	(1,088,560)
Accumulated other comprehensive loss, net of tax	(4,321)	(1,986)
	1,295,285	1,713,654
Noncontrolling interests in subsidiaries	26,138	29,021
Total equity	1,321,423	1,742,675
	$2,715,487	$3,700,794

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except share data, unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Revenues	$267,064	$297,849
Costs and Expenses:
Operating	200,913	208,419
Administrative and general	35,645	34,991
Depreciation and amortization	33,548	29,702
	270,106	273,112
Gains on Asset Dispositions and Impairments, Net	2,015	3,777
Operating Income (Loss)	(1,027)	28,514
Other Income (Expense):
Interest income	3,167	2,643
Interest expense	(12,840)	(9,987)
Debt extinguishment losses, net	—	(160)
Marketable security gains, net	3,995	3,358
Derivative losses, net	(2,107)	(2,958)
Foreign currency gains (losses), net	(4,011)	1,661
Other, net	3	(84)
	(11,793)	(5,527)
Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	(12,820)	22,987
Income Tax Expense (Benefit)	(2,653)	9,460
Income (Loss) from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(10,167)	13,527
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(869)	7,661
Income (Loss) from Continuing Operations	(11,036)	21,188
Income (Loss) from Discontinued Operations, Net of Tax	(211)	15,185
Net Income (Loss)	(11,247)	36,373
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(373)	(115)
Net Income (Loss) attributable to SEACOR Holdings Inc.	$(10,874)	$36,488

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$(10,763)	$21,303
Discontinued operations	(111)	15,185
	$(10,874)	$36,488

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$(0.55)	$1.04
Discontinued operations	—	0.74
	$(0.55)	$1.78

Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$(0.55)	$1.02
Discontinued operations	—	0.73
	$(0.55)	$1.75

Weighted Average Common Shares Outstanding:
Basic	19,738,930	20,519,660
Diluted	19,738,930	20,893,210

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, unaudited)

	Three Months Ended March 31,
	2013	2012
Net Income (Loss)	$(11,247)	$36,373
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	(4,198)	3,200
Reclassification of foreign currency translation losses to foreign currency gains (losses), net	—	758
Derivative gains (losses) on cash flow hedges	49	(476)
Reclassification of derivative losses on cash flow hedges to interest expense	—	636
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	167	74
Other	—	42
	(3,982)	4,234
Income tax (expense) benefit	1,227	(1,394)
	(2,755)	2,840
Comprehensive Income (Loss)	(14,002)	39,213
Comprehensive Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	(848)	136
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	$(13,154)	$39,077

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2012	$367	$1,330,324	$1,473,509	$(1,088,560)	$(1,986)	$29,021	$1,742,675
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	975	—	—	975
Exercise of stock options	1	3,719	—	—	—	—	3,720
Director stock awards	—	83	—	—	—	—	83
Restricted stock and restricted stock units	1	(34)	—	—	—	—	(33)
Distribution of Era Group stock to shareholders	—	—	(415,209)	—	(55)	(107)	(415,371)
Share award settlements for Era Group employees and directors	—	(631)	—	—	—	—	(631)
Amortization of share awards	—	5,935	—	—	—	—	5,935
Cancellation of restricted stock	—	1,479	—	(1,479)	—	—	—
Issuance of noncontrolling interests	—	—	—	—	—	40	40
Distributions to noncontrolling interests	—	—	—	—	—	(1,968)	(1,968)
Net loss	—	—	(10,874)	—	—	(373)	(11,247)
Other comprehensive loss	—	—	—	—	(2,280)	(475)	(2,755)
Three months ended March 31, 2013	$369	$1,340,875	$1,047,426	$(1,089,064)	$(4,321)	$26,138	$1,321,423

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Three Months Ended March 31,
	2013	2012
Net Cash Provided by Operating Activities of Continuing Operations	$56,794	$67,075
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(33,855)	(65,332)
Proceeds from disposition of property and equipment	61,369	2,883
Investments in and advances to 50% or less owned companies	(22,355)	(13,546)
Return of investments and advances from 50% or less owned companies	510	2,003
Net advances on revolving credit line to 50% or less owned companies	—	(300)
Principal payments on third party notes receivable, net	3,079	3,367
Net decrease (increase) in restricted cash	1,156	(4,677)
Net decrease in construction reserve funds and Title XI reserve funds	1,152	48
Repayments on leases, net	835	955
Business acquisitions, net of cash acquired	—	(148,139)
Net cash provided by (used in) investing activities of continuing operations	11,891	(222,738)
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt and capital lease obligations	(2,665)	(60,320)
Net repayments under inventory financing arrangements	(5,519)	(17,312)
Proceeds from issuance of long-term debt	—	69
Share award settlements for Era Group employees and directors	(357)	—
Proceeds and tax benefits from share award plans	4,658	5,261
Distributions paid to noncontrolling interests, net of issuances	(1,928)	(333)
Net cash used in financing activities of continuing operations	(5,811)	(72,635)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2,538)	1,354
Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	60,336	(226,944)
Cash Flows from Discontinued Operations:
Operating Activities	24,298	20,356
Investing Activities	(5,987)	37,882
Financing Activities	(14,017)	37,303
Effects of Exchange Rate Changes on Cash and Cash Equivalents	143	858
Net Increase in Cash and Cash Equivalents from Discontinued Operations	4,437	96,399
Net Increase (Decrease) in Cash and Cash Equivalents	64,773	(130,545)
Cash and Cash Equivalents, Beginning of Period	248,204	381,482
Cash and Cash Equivalents, End of Period	$312,977	$250,937

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial information for the three months ended March 31, 2013 and 2012 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of March 31, 2013, its results of operations for the three months ended March 31, 2013 and 2012, its comprehensive income (loss) for the three months ended March 31, 2013 and 2012, its changes in equity for the three months ended March 31, 2013, and its cash flows for the three months ended March 31, 2013 and 2012. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “SEACOR” refers to SEACOR Holdings Inc.
Discontinued Operations. On January 31, 2013, the Company completed the spin-off ("Spin-off") of Era Group Inc. (“Era Group”), the company that operated SEACOR's Aviation Services business segment, by means of a dividend to SEACOR's shareholders of all the issued and outstanding common stock of Era Group. Era Group filed a Registration Statement on Form 10 with the Securities and Exchange Commission, describing the Spin-off, that was declared effective on January 14, 2013. Era Group is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol "ERA." Discontinued operations includes the historical financial position, results of operations and cash flows of Era Group as well as the operations previously reported as discontinued in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (see Note 14).
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

	2013	2012
Balance at beginning of period	$6,592	$9,845
Revenues deferred during the period	—	1,132
Revenues recognized during the period	—	(4,623)
Balance at end of period	$6,592	$6,354
As of March 31, 2013, deferred revenues included $6.6 million relating to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the "Conveyance") in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, are contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing, however; payments received under the Conveyance subsequent to August 17, 2012 are subject to bankruptcy court approval. The Company will continue to recognize revenues as cash is received and approved by the bankruptcy court or earlier should future collection become reasonably assured. All costs and expenses related to these charters were recognized as incurred.

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income (loss) were as follows:

	SEACOR Holdings Inc. Stockholders Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Other	Other Comprehensive Income (Loss)
December 31, 2012	$(1,238)	$(732)	$(16)	$(1,986)	$321	$(10)
Distribution of Era Group stock to shareholders	(55)	—	—	(55)	—	—
Other comprehensive income (loss)	(3,723)	216	—	(3,507)	(475)	—	$(3,982)
Income tax (expense) benefit	1,303	(76)	—	1,227	—	—	1,227
Three months ended March 31, 2013	$(3,713)	$(592)	$(16)	$(4,321)	$(154)	$(10)	$(2,755)
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
The Company’s financial assets and liabilities as of March 31, 2013 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$22,568	$—	$—
Derivative instruments (included in other receivables)	465	6,052	—
Construction reserve funds and Title XI reserve funds	194,477	—	—
LIABILITIES
Short sale of marketable securities (included in other current liabilities)	9,610	—	—
Derivative instruments (included in other current liabilities)	770	5,478	—
 ______________________

(1)
Marketable security gains (losses), net include unrealized gains of $4.0 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively, related to marketable security positions held by the Company as of March 31, 2013.

The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2013 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$340,106	$340,106	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	9,315	see below
Notes receivable from other business ventures (included in other receivables and other assets)	22,990	see below
LIABILITIES
Long-term debt, including current portion	670,819	—	783,655	—
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
The Company’s non-financial assets and liabilities that were measured at fair value during the three months ended March 31 were as follows (in thousands):

	Level 1	Level 2	Level 3
2013
ASSETS
Long-lived assets under construction(1)	$17,494	$—	$—
______________________

(1)
During the three months ended March 31, 2013, the Company recognized impairment charges of $3.0 million related to two of Shipping Services harbor tugs, which are currently under construction and anticipated to be sold and leased back upon completion (see Note 5).

3.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of March 31, 2013 were as follows (in thousands):

	Derivative Asset	Derivative Liability

Options on equities and equity indices	$234	$182
Forward currency exchange, option and future contracts	209	886
Interest rate swap agreements	—	4,561
Commodity swap, option and future contracts:
Exchange traded	465	589
Non-exchange traded	5,609	30
	$6,517	$6,248
Cash Flow Hedges. As of March 31, 2013, the Company had no interest rate swap agreements designated as cash flow hedges. As of March 31, 2013, one of the Company’s Offshore Marine Services 50% or less owned companies had an interest rate swap agreement maturing in 2015 that has been designated as a cash flow hedge. This instrument calls for the joint venture to pay a fixed interest rate of 1.48% on the amortized notional value of $17.8 million and receive a variable interest rate based on LIBOR on the amortized notional value. As of March 31, 2013, one of the Company’s Inland River Services 50% or less owned companies had four interest rate swap agreements with maturities ranging from 2013 through 2015 that have been designated as cash flow hedges. These instruments call for the joint venture to pay fixed rates of interest ranging from 1.53% to 4.16% on the aggregate amortized notional value of $42.2 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. Additionally, as of March 31, 2013, one of the Company’s Shipping Services 50% or less owned companies had an interest rate swap agreement maturing in 2017 that has been designated as a cash flow hedge. The instrument calls for the joint venture to pay a fixed interest rate of 2.79% on the amortized notional value of $38.9 million and received a variable interest rate based on LIBOR on the amortized notional value. By entering into these interest rate swap agreements, the Company's joint ventures have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.
The Company recognized gains (losses) on derivative instruments designated as cash flow hedges for the three months ended March 31 as follows (in thousands):

	2013	2012
Interest rate swap agreements, effective portion in other comprehensive income (loss)	$49	$(476)
Interest rate swap agreements, ineffective portion in derivative losses, net	—	(28)
	$49	$(504)
Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments in derivative losses, net for the three months ended March 31 as follows (in thousands):

	2013	2012
Options on equities and equity indices	$(2,284)	$(1,212)
Forward currency exchange, option and future contracts	(598)	583
Interest rate swap agreements	89	(209)
Commodity swap, option and future contracts:
Exchange traded	(744)	(993)
Non-exchange traded	1,430	(1,099)
U.S. Treasury notes, rate-locks and bond future and option contracts	—	—
	$(2,107)	$(2,930)
The Company, from time to time, holds positions in publicly traded equity options that convey the right or obligation to engage in a future transaction on the underlying equity security or index. The Company’s investment in equity options primarily includes positions in energy, marine, transportation and other related businesses. These contracts are typically entered into to mitigate the risk of changes in the market value of marketable security positions that the Company is either about to acquire, has acquired or is about to dispose of.
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of March 31, 2013, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $13.6 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.
The Company has entered into various interest rate swap agreements with maturities ranging from 2013 through 2018 that call for the Company to pay fixed interest rates ranging from 2.25% to 3.00% on an aggregate amortized notional value of $198.8 million (including an amortized notional value of €11.9 million or $15.3 million) and receive a variable interest rate based on LIBOR on these notional values. In addition, two of the Company’s Offshore Marine Services 50% or less owned companies have entered into interest rate swap agreements maturing in 2014 and 2018 that call for the joint venture to pay fixed interest rates of 3.05% and 1.30%, on the amortized notional values of $24.0 million and $108.0 million, respectively, and receive a variable interest rate based on LIBOR on the amortized notional values. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company or its joint venture.
The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. The Company's ethanol and industrial alcohol manufacturing facility enters into exchange traded positions (primarily corn) to protect its raw material and finished goods inventory balance from market changes. In the Company’s agricultural trading business, fixed price future purchase and sale contracts for sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sale contracts as well as its inventory balances from market changes. As of March 31, 2013, the net market exposure to corn and sugar under these contracts was not material. The Company also enters into exchange traded positions (primarily natural gas, heating oil, crude oil, gasoline, corn and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s Offshore Marine Services, Inland River Services and Shipping Services businesses. As of March 31, 2013, these positions were not material.

4.	BUSINESS ACQUISITIONS
Pantagro Acquisition. On June 25, 2012, the Company acquired a 95% controlling interest in Pantagro-Pantanal Produtos Agropecuarious Ltda. ("Pantagro") for $0.4 million ($0.2 million in cash and $0.2 million in a note payable). Pantagro is an Argentine agricultural trading company focusing primarily on salt. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis was finalized in March 2013.
Superior Lift Boats Acquisition. On March 30, 2012, the Company acquired 18 lift boats, real property and working capital from Superior Energy Inc. (“Superior”) for $142.5 million. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis was finalized in March 2013.
Purchase Price Allocation. The following table summarizes the allocation of the purchase price for the Company’s business acquisitions during the three months ended March 31, 2013 (in thousands):

Property and Equipment	$(1,599)
Intangible Assets	1,599
Purchase price	$—

5.	EQUIPMENT ACQUISITIONS, DISPOSITIONS AND DEPRECIATION AND IMPAIRMENT POLICIES
During the three months ended March 31, 2013, capital expenditures were $33.9 million. Equipment deliveries during the period included two offshore support vessels, including one wind farm utility vessel, and one liquid tank barge.
During the three months ended March 31, 2013, the Company sold two offshore support vessels and other property and equipment for net proceeds of $68.4 million ($61.3 million in cash and $7.1 million in seller financing) and gains of $4.3 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $0.7 million. The two offshore support vessels were sold to certain of the Company's Offshore Marine Services' joint ventures for $60.5 million (see Note 6).
The Company has sold certain equipment to 50% or less owned companies, entered into vessel sale-leaseback transactions with finance companies, and provided seller financing on sales of its equipment to third parties and its 50% or less owned companies. A portion of the gains realized from these transactions were deferred and recorded in deferred gains and other liabilities in the accompanying condensed consolidated balance sheets. Deferred gain activity related to these transactions for the three months ended March 31 was as follows (in thousands):

	2013	2012
Balance at beginning of period	$111,514	$117,192
Deferred gains arising from asset sales	—	—
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(2,801)	(4,925)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(716)	(801)
Balance at end of period	$107,997	$111,466
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

As of March 31, 2013, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore support vessels (excluding wind farm utility)	20
Wind farm utility vessels	10
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag product tankers	25
RORO(1) vessels	20
Harbor tugs	25
Ocean liquid tank barges	25
Terminal and manufacturing facilities	20
______________________

(1)	Roll on/Roll off ("RORO").
The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the three months ended March 31, 2013, the Company recognized impairment charges of $3.0 million related to two of Shipping Services harbor tugs, which are currently under construction and anticipated to be sold and leased back upon completion.

6.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Sea-Cat Crewzer II. On January 23, 2013 the Company and another offshore support vessel operator formed Sea-Cat Crewzer II LLC (“Sea-Cat Crewzer II”), a 50-50 joint venture to own and operate two high speed offshore catamaran crew boats. Upon formation, the Company and its partner each contributed capital of $11.5 million in cash. Sea-Cat Crewzer II then immediately purchased one high speed offshore catamaran crew boat from the Company for $24.1 million ($23.0 million in cash and $1.1 million in seller financing).
MexMar. During the three months ended March 31, 2013, the Company made an additional cash investment of $5.9 million in Mantenimiento Express Maritimo, S.A.P.I. de C.V. ("MexMar"), an Offshore Marine Services Mexican joint venture. During the three months ended March 31, 2013, MexMar purchased one offshore support vessel from the Company for $36.4 million ($30.4 million in cash and $6.0 million in seller financing). As of March 31, 2013, $6.1 million was outstanding on the seller financing, inclusive of unpaid accrued interest, all of which was repaid in April 2013.
SCFCo Holdings. SCFCo Holdings LLC (“SCFCo”) was established to operate towboats and dry cargo barges on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. During the three months ended March 31, 2013, the Company contributed additional capital of $1.4 million to fund SCFCo’s operations and provided net temporary working capital advances of $0.5 million. As of March 31, 2013, the total outstanding balance of working capital advances by the Company was $2.8 million.
Bunge-SCF Grain. Bunge-SCF Grain LLC (“Bunge-SCF Grain”) was established to construct and operate a terminal grain elevator in Fairmont City, Illinois. During the three months ended March 31, 2013, the Company and its partner each made a working capital advance of $2.5 million to Bunge-SCF Grain and received $0.5 million of repayments on working capital advances. As of March 31, 2013, the total outstanding balance of working capital advances was $7.0 million.
Other. During the three months ended March 31, 2013, the Company made a $0.5 million capital contribution to one of its industrial aviation businesses in Asia.
Guarantees. The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter and has guaranteed amounts owed under banking facilities by certain of its joint ventures. As of March 31, 2013, the total amount guaranteed by the Company under these arrangements was $26.6 million. In addition, as of March 31, 2013, the Company had uncalled capital commitments to two of its joint ventures for a total of $2.4 million.

7.	COMMITMENTS AND CONTINGENCIES
As of March 31, 2013, the Company’s unfunded capital commitments were $151.8 million and included: fourteen offshore support vessels for $106.1 million; seven inland river liquid tank barges for $15.0 million; five inland river towboats for $12.7 million; four harbor tugs for $7.4 million and other equipment and improvements for $8.0 million. In addition, the Company notified a lessor of its intent to purchase two harbor tugs currently operating under capital leases for $2.6 million. Of these commitments, $97.8 million is payable during the remainder of 2013 with the balance payable through 2015. Subsequent to March 31, 2013, the Company committed to purchase additional equipment for $49.7 million.
On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.) (the “Robin Case”), in which they asserted that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action was part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179 (“MDL”). The complaint sought compensatory, punitive, exemplary, and other damages. In response to this lawsuit, the Company filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire. On June 8, 2011, the Company moved to dismiss these claims (with the exception of one claim filed by a Company employee) on various legal grounds. On October 12, 2011, the Court granted the Company's motion to dismiss in its entirety, dismissing with prejudice all claims that had been filed against the Company in the limitation actions (with the exception of one claim filed by a Company employee that was not subject to the motion to dismiss). The Court entered final judgments in favor of the Company in the Robin Case and each of the limitation actions on November 21, 2011. On December 12, 2011, the claimants appealed each of those judgments to the Unites States Court of Appeals for the Fifth Circuit. The claimants' opening brief was submitted on May 7, 2012, and the claimants filed a reply brief on June 1, 2012. Oral argument was not requested by the Fifth Circuit. On December 13, 2012, the Fifth Circuit affirmed the judgment of the district court. The claimants have not petitioned the United States Supreme Court for a writ of certiorari and their deadline to do so has expired.
With respect to the one claim filed by a Company employee, that individual also commenced a separate action in the MDL entitled DuWayne Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), in which he alleges sustaining personal injuries not only in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case is subject to the MDL Court's stay of individual proceedings, on July 16, 2012 the employee sought to sever his case from the MDL. On March 5, 2013, the Court denied the motion, and on April 2, 2013, the employee filed a motion asking the Court to reconsider. The Company's response is due on April 30, 2013. The Company is unable to estimate the potential exposure, if any, resulting from this matter and intends to vigorously defend the action should it ever proceed. The Company does not expect this matter will have a material effect on the Company's consolidated financial position or its results of operations. In addition, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend the Company in connection with this matter.
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by O'Brien's Response Management Inc. ("ORM"), a subsidiary of the Company prior to the ORM Transaction (as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 2012). The action now is part of the overall MDL. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action. Pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL.
On December 15, 2010, ORM and National Response Corporation ("NRC"), subsidiaries of the Company prior to the ORM Transaction and SES Business Transaction (as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 2012), respectively, were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL.
Subsequent to the filing of the referenced master complaint, eight additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.)., which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. Finally, on April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. By court order, all eight of these additional individual cases have been stayed until further notice. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect they will have a material effect on the Company's consolidated financial position or its results of operations.
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
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the plaintiffs by exposing them to dispersants during the course and scope of their employment. The case was removed to the U.S. District Court for the Northern District of Florida on January 13, 2013, Abney et al. v. Plant Performance Services, LLC et la., No. 3:13-CV-00024 (N.D. Fla.), and on January 16, 2013, the United States Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order (“CTO”) transferring the case to the MDL, subject to any timely-filed notice of objection from the plaintiffs. Upon receipt of a notice of objection from the plaintiffs, a briefing schedule was set by the JPML, and so a stay of proceedings and suspension of deadlines was sought and obtained by the Court in the U.S. District Court for the Northern District of Florida. Following briefing before the JPML, the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on April 2, 2013. The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and does not expect this matter to have a material effect on the Company's consolidated financial position or its results of operations.
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company ("BP America") (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP. The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012. A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages Class Action Settlement on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement on January 11, 2013. Notices of Appeal to the Fifth Circuit with respect to both class action settlements have been filed by various objectors. Although neither the Company, ORM, or NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. As the releases for both settlements have been deemed valid and enforceable by the district court, if the Fifth Circuit affirms these decisions, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. At this time, the Company expects these settlements to reduce ORM's potential exposure, if any, from some of the pending actions described above, but is currently still evaluating the settlements' impacts on these cases.
On January 29, 2013, HEPACO, LLC ("HEPACO"), served a demand for arbitration upon ORM, in which HEPACO claims that ORM owes HEPACO an additional fee of $20,291,178.92 under the parties' Management Services Agreement (“MSA”), dated June 1, 2010.  According to HEPACO, the MSA requires ORM to pay HEPACO an additional fee of 30% of total charges paid under the MSA ("Surcharge") to compensate HEPACO for U.S. Longshoremen's and Harbor Workers' insurance or Jones Act insurance and related risks attendant to the work when contract requires labor to be performed over, adjoining and/or in water. ORM denies liability for the Surcharge, intends to vigorously defend against the claim, and has sought indemnity for any resulting judgment and related attorneys fees from BP America and BP Exploration. ORM has advised BP that, pursuant to the Bridge Agreement HOU-WL4-3066 between BP and ORM, effective as of June 1, 2010, under which ORM managed and oversaw, for BP, subcontractors, such as HEPACO, in connection with on-shore services related to the BP Deepwater Horizon oil spill, BP ultimately is responsible for the payment of the Surcharge should HEPACO be determined to be entitled to recover it under the MSA.
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
ORM is defending against four collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”). These cases - Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”); Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”); Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”); and Chann Chavis v. O'Brien's Response Management Inc. et al. (S.D. Tx., Case No.: 4:12-cv-02045) (the “Chavis Action”) - were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors. The Prejean, Himmerite and Singleton Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the overall MDL. The Himmerite and Singleton Actions have since been automatically stayed pending further scheduling by the Court, pursuant to the procedures in the MDL. In the Prejean Action, ORM has answered the complaint, a scheduling order has been issued, and plaintiffs have, among other things, filed a Motion for Conditional Certification, which has been stayed pending further scheduling by the Court in accordance with the procedures of the MDL. The limitations periods for potential plaintiffs to opt-in to the Prejean, Himmerite and Singleton actions have all been tolled pending further action by the Court. The Chavis Action was filed on July 7, 2012 in the United States District Court for the Southern District of Texas. On December 20, 2012, the parties in the Chavis Action entered into a full and final settlement agreement with respect to all of the Plaintiff's individual and class claims, and the Court issued an order approving this settlement on March 11, 2013. The Company is unable to estimate the potential exposure, if any, resulting from any of these DPH FLSA Actions, but believes they are without merit and will continue to vigorously defend against them.

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
There has been no material change in the multi-employer pension plans in which the Company participates, except that the Company received notification from the American Maritime Officers Pension Plan (the "AMOPP”) that, based on an actuarial valuation performed as of September 30, 2012, if the Company chooses to withdraw from the AMOPP, its withdrawal liability will be $45.6 million. That liability may change in future years based on various factors, primarily employee census. As of March 31, 2013, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.

9.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
As of March 31, 2013, the remaining availability under the SEACOR revolving credit facility was $359.0 million, net of issued letters of credit of $1.0 million. In addition, as of March 31, 2013, the Company had other outstanding letters of credit totaling $29.1 million with various expiration dates through 2016.
During the three months ended March 31, 2013, the Company made scheduled payments on other long-term debt and capital lease obligations of $2.7 million and made net repayments of $5.5 million on inventory financing arrangements.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the three months ended March 31, 2013, the Company did not repurchase any of its 7.375% Senior Notes due 2019.

10.	STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the three months ended March 31, 2013, the Company did not acquire any shares of Common Stock for treasury. As of March 31, 2013, the remaining authority under the repurchase plan was $100.0 million.

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

Computations of basic and diluted earnings per common share of SEACOR for the three months ended March 31, were as follows (in thousands, except share data):

	Net Income (Loss) Attributable to SEACOR	Average O/S Shares	Per Share
2013
Basic Weighted Average Common Shares Outstanding	$(10,874)	19,738,930	$(0.55)
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	—
Convertible Securities(2)	—	—
Diluted Weighted Average Common Shares Outstanding	$(10,874)	19,738,930	$(0.55)
2012
Basic Weighted Average Common Shares Outstanding	$36,488	20,519,660	$1.78
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	373,550
Diluted Weighted Average Common Shares Outstanding	$36,488	20,893,210	$1.75
______________________

(1)
For the three months ended March 31, 2013 and 2012, diluted earnings per common share of SEACOR excluded 1,474,897 and 501,274 of certain share awards, respectively, as the effect of their inclusion in the computation would be anti-dilutive.

(2)	Excludes interest expense of $4.6 million, net of tax, and 4,200,525 shares related to the Company's 2.5% Convertible Senior Notes as the their inclusion would be anti-dilutive.

12.	SHARE BASED COMPENSATION
Transactions in connection with the Company’s share based compensation plans during the three months ended March 31, 2013 were as follows:

Director stock awards granted	1,000
Employee Stock Purchase Plan (“ESPP”) shares issued	17,998
Restricted stock awards granted	147,800
Restricted stock awards canceled	17,000
Shares released from Deferred Compensation Plan	—
Stock Option Activities:
Outstanding as of December 31, 2012	1,281,821
Granted	368,612
Exercised	(68,543)
Forfeited	—
Expired	(1,576)
Outstanding as of March 31, 2013	1,580,314
Shares available for future grants and ESPP purchases as of March 31, 2013	1,001,595
______________________

(1)	During the three months ended March 31, 2013, the Company granted 318,012 stock options to existing option holders under make-whole provisions upon the Spin-off of Era Group.

13.	SEGMENT INFORMATION
Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Certain reclassifications of prior period information have been made to conform to the current period's reportable segment presentation as a result of the Company's presentation of discontinued operations (see Note 1 and 14). The Company’s basis of measurement of segment profit or loss is as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2013
Operating Revenues:
External customers	123,992	49,423	46,476	32,849	14,324	—	267,064
Intersegment	24	654	—	—	—	(678)	—
	124,016	50,077	46,476	32,849	14,324	(678)	267,064
Costs and Expenses:
Operating	90,031	36,389	26,614	34,045	14,488	(654)	200,913
Administrative and general	14,827	4,024	5,177	661	1,656	9,300	35,645
Depreciation and amortization	16,287	7,084	7,797	1,489	99	792	33,548
	121,145	47,497	39,588	36,195	16,243	9,438	270,106
Gains (Losses) on Asset Dispositions and Impairments, Net	2,339	697	(3,069)	—	1,907	141	2,015
Operating Income (Loss)	5,210	3,277	3,819	(3,346)	(12)	(9,975)	(1,027)
Other Income (Expense):
Derivative gains (losses), net	150	—	—	39	842	(3,138)	(2,107)
Foreign currency gains (losses), net	(3,264)	(137)	(7)	—	(167)	(436)	(4,011)
Other, net	—	—	14	—	54	(65)	3
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,313	(2,387)	(1,505)	—	1,710	—	(869)
Segment Profit (Loss)	3,409	753	2,321	(3,307)	2,427
Other Income (Expense) not included in Segment Profit (Loss)							(5,678)
Plus Equity Earnings (Losses) included in Segment Profit (Loss)							869
Loss Before Taxes, Equity Losses and Discontinued Operations							(12,820)

Capital Expenditures	19,920	5,727	6,814	—	357	1,037	33,855

As of March 31, 2013
Property and Equipment:
Historical cost	1,110,480	493,140	506,279	43,788	4,032	29,173	2,186,892
Accumulated depreciation	(428,766)	(133,827)	(206,603)	(7,146)	(467)	(8,956)	(785,765)
	681,714	359,313	299,676	36,642	3,565	20,217	1,401,127
Construction in progress	61,447	15,335	33,444	—	2,063	1,092	113,381
	743,161	374,648	333,120	36,642	5,628	21,309	1,514,508
Investments, at Equity, and Advances to 50% or Less Owned Companies	85,311	55,105	65,941	—	93,421	—	299,778
Inventories	6,497	2,297	1,284	19,868	2,020	—	31,966
Goodwill	13,367	2,759	1,852	—	—	—	17,978
Intangible Assets	5,105	8,824	1,272	72	481	—	15,754
Other current and long-term assets, excluding cash and near cash assets(3)	136,661	37,787	18,316	5,947	47,877	31,380	277,968
Segment Assets	990,102	481,420	421,785	62,529	149,427
Cash and near cash assets(3)							557,151
Discontinued operations							384
Total Assets							2,715,487
______________________

(1)	Operating revenues includes $32.1 million of tangible product sales and operating expenses includes $34.4 million of costs of goods sold.

(2)	Inventories includes raw materials of $3.0 million and work in process of $2.4 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2012
Operating Revenues:
External customers	120,951	53,490	45,733	39,619	38,056	—	297,849
Intersegment	135	—	—	—	52	(187)	—
	121,086	53,490	45,733	39,619	38,108	(187)	297,849
Costs and Expenses:
Operating	75,340	35,183	27,572	37,405	33,077	(158)	208,419
Administrative and general	11,856	3,982	4,867	425	4,798	9,063	34,991
Depreciation and amortization	12,882	7,007	7,617	1,052	689	455	29,702
	100,078	46,172	40,056	38,882	38,564	9,360	273,112
Gains on Asset Dispositions, Net	1,845	1,927	—	—	5	—	3,777
Operating Income (Loss)	22,853	9,245	5,677	737	(451)	(9,547)	28,514
Other Income (Expense):
Derivative losses, net	—	—	—	(485)	(1,417)	(1,056)	(2,958)
Foreign currency gains (losses), net	1,123	(22)	13	—	99	448	1,661
Other, net	—	—	30	—	—	(114)	(84)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,829	250	(217)	6,154	(355)	—	7,661
Segment Profit (Loss)	25,805	9,473	5,503	6,406	(2,124)
Other Income (Expense) not included in Segment Profit (Loss)							(4,146)
Less Equity Earnings (Losses) included in Segment Profit (Loss)							(7,661)
Income Before Taxes, Equity Earnings and Discontinued Operations							22,987

Capital Expenditures	42,778	4,884	10,543	—	6,106	1,021	65,332

As of March 31, 2012
Property and Equipment:
Historical cost	1,120,414	474,013	525,497	43,693	22,316	26,226	2,212,159
Accumulated depreciation	(386,583)	(109,715)	(183,461)	(1,038)	(3,271)	(10,047)	(694,115)
	733,831	364,298	342,036	42,655	19,045	16,179	1,518,044
Construction in progress	92,322	11,670	27,419	—	2,676	4,591	138,678
	826,153	375,968	369,455	42,655	21,721	20,770	1,656,722
Investments, at Equity, and Advances to 50% or Less Owned Companies	68,645	50,758	11,989	—	48,539	—	179,931
Inventories	6,261	2,681	1,476	15,178	6,369	—	31,965
Goodwill	13,367	4,345	1,852	—	37,138	—	56,702
Intangible Assets	5,500	8,755	1,811	157	5,909	—	22,132
Other current and long-term assets, excluding cash and near cash assets(3)	140,019	61,675	15,564	6,726	104,243	17,238	345,465
Segment Assets	1,059,945	504,182	402,147	64,716	223,919
Cash and near cash assets(3)							605,407
Discontinued operations							1,008,629
Total Assets							3,906,953
 ______________________

(1)	Operating revenues includes $38.9 million of tangible product sales and operating expenses includes $38.0 million of costs of goods sold.

(2)	Inventories includes raw materials of $2.8 million and work in process of $2.4 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

14.	DISCONTINUED OPERATIONS
Summarized selected operating results of the Company's discontinued operations for the three months ended March 31 were as follows (in thousands):

	2013	2012
SES Business
Operating Revenues	$—	$22,387
Costs and Expenses:
Operating	—	18,234
Administrative and general	—	4,020
Depreciation and amortization	—	1,428
	—	23,682
Losses on Asset Dispositions	—	(71)
Operating Loss	—	(1,366)
Other Income (Expense), Net (including gain on sale of business)	(1,537)	24,966
Income Tax Expense (Benefit)	(538)	4,502
Equity in Earnings of 50% or Less Owned Companies	—	302
Net Income (Loss)	$(999)	$19,400

SEI
Operating Revenues	$—	$162,930
Costs and Expenses:
Operating	—	159,963
Administrative and general	—	1,510
Depreciation and amortization	—	(5)
	—	161,468
Operating Income	—	1,462
Other Income (Expense), Net (including gain on sale of business)	(143)	(1,131)
Income Tax Expense (Benefit)	(50)	239
Net Income (Loss)	$(93)	$92

Era Group
Operating Revenues	$22,892	$61,052
Costs and Expenses:
Operating	14,076	39,676
Administrative and general	2,653	9,677
Depreciation and amortization	3,875	9,630
	20,604	58,983
Gains on Asset Dispositions and Impairments, Net	548	1,765
Operating Income	2,836	3,834
Other Income (Expense), Net	(1,316)	(813)
Income Tax Expense	704	909
Equity in Earnings (Losses) of 50% or Less Owned Companies	65	(6,419)
Net Income (Loss)	$881	$(4,307)

Eliminations
Operating Revenues	$—	$(23,948)
Costs and Expenses:
Operating	—	(23,948)
Operating Income	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this release as well as in other reports, materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements. Actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including decreased demand and loss of revenues as a result of U.S. government implemented moratoriums directing operators to cease certain drilling activities and any extension of such moratoriums (the “Moratoriums”), weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels in response to Moratoriums, increased government legislation and regulation of the Company’s businesses could increase cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with the provision of emergency response services, including the Company’s involvement in response to the oil spill as a result of the sinking of the Deepwater Horizon in April 2010, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services and Shipping Services, decreased demand for Shipping Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations, the dependence of Offshore Marine Services and Shipping Services on several customers, consolidation of the Company's customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Shipping Acts on the amount of foreign ownership of the Company's Common Stock, operational risks of Offshore Marine Services, Inland River Services and Shipping Services, effects of adverse weather conditions and seasonality, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors in Inland River Services' operations, sudden and unexpected changes in commodity prices, futures and options, global weather conditions, political instability, changes in currency exchanges rates, and product availability in agriculture commodity trading and logistics activities, adequacy of insurance coverage, the attraction and retention of qualified personnel by the Company, and various other matters and factors, many of which are beyond the Company's control as well as those discussed in Item 1A (Risk Factors) of the Company's Annual report on Form 10-K. In addition, these statements constitute the Company's cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which are incorporated by reference.

Overview
The Company’s operations are divided into four main business segments – Offshore Marine Services, Inland River Services, Shipping Services, and Ethanol and Industrial Alcohol. The Company also has activities that are referred to and described under Other that primarily includes Emergency and Crisis Services, Agricultural Commodity Trading and Logistics, various other investments in joint ventures and lending and leasing activities.

Recent Developments
Discontinued Operations. On January 31, 2013, the Company completed the spin-off ("Spin-off") of Era Group Inc. (“Era Group”), the company that operated SEACOR's Aviation Services business segment, by means of a dividend to SEACOR's shareholders of all the issued and outstanding common stock of Era Group. Era Group filed a Registration Statement on Form 10 with the Securities and Exchange Commission, describing the Spin-off, that was declared effective on January 14, 2013. Era Group is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol "ERA." Discontinued operations includes the historical financial position, results of operations and cash flows of Era Group as well as the operations previously reported as discontinued in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months ended March 31, 2013 (“Current Year Quarter”), compared with the three months ended March 31, 2012 (“Prior Year Quarter”). See “Item 1. Financial Statements—Note 13. Segment Information” included in Part I for consolidating segment tables for each period presented.
Offshore Marine Services

	Three Months Ended March 31,
	2013		2012
	$’000%		$’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	64,098	52	47,313	39
Africa, primarily West Africa	16,558	13	17,087	14
Middle East	11,807	10	12,018	10
Brazil, Mexico, Central and South America	5,160	4	18,287	15
Europe, primarily North Sea	23,541	19	24,066	20
Asia	2,852	2	2,315	2
	124,016	100	121,086	100
Costs and Expenses:
Operating:
Personnel	45,180	37	37,085	30
Repairs and maintenance	12,454	10	10,816	9
Drydocking	11,225	9	5,329	4
Insurance and loss reserves	3,547	3	3,637	3
Fuel, lubes and supplies	7,292	6	6,866	6
Leased-in equipment	6,262	5	5,738	5
Brokered vessel activity	—	—	285	—
Other	4,071	3	5,584	5
	90,031	73	75,340	62
Administrative and general	14,827	12	11,856	10
Depreciation and amortization	16,287	13	12,882	10
	121,145	98	100,078	82
Gains on Asset Dispositions	2,339	2	1,845	1
Operating Income	5,210	4	22,853	19
Other Income (Expense):
Derivative income, net	150	—	—	—
Foreign currency gains (losses), net	(3,264)	(2)	1,123	1
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,313	1	1,829	1
Segment Profit	3,409	3	25,805	21

Operating Revenues by Type. The table below sets forth, for the periods indicated, the amount of operating revenues earned by type.

	Three Months Ended March 31,
	2013		2012
	$’000%		$’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	61,193	49	44,653	37
Africa, primarily West Africa	16,327	13	16,593	14
Middle East	10,258	8	10,340	9
Brazil, Mexico, Central and South America	3,685	3	15,949	13
Europe, primarily North Sea	23,310	19	23,563	19
Asia	2,572	2	2,371	2
Total time charter	117,345	94	113,469	94
Bareboat charter	889	1	705	1
Brokered vessel activity	(1)	—	313	—
Other marine services	5,783	5	6,599	5
	124,016	100	121,086	100

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

	Three Months Ended March 31,
	2013	2012
Rates Per Day Worked:
Anchor handling towing supply	$26,683	$30,928
Crew	7,664	7,803
Mini-supply	7,666	7,409
Standby safety	9,642	9,230
Supply	14,915	16,662
Towing supply	9,349	9,301
Specialty	12,950	12,964
Overall Average Rates Per Day Worked (excluding wind farm utility and liftboats)	12,111	13,174
Liftboats	18,573	—
Wind farm utility	2,142	2,431
Overall Average Rates Per Day Worked	10,657	10,839
Utilization:
Anchor handling towing supply	74%	77%
Crew	91%	79%
Mini-supply	74%	98%
Standby safety	88%	86%
Supply	72%	84%
Towing supply	100%	48%
Specialty	25%	62%
Overall Fleet Utilization (excluding wind farm utility and liftboats)	81%	81%
Liftboats	64%	—%
Wind farm utility	82%	86%
Overall Fleet Utilization	79%	82%

Anchor handling towing supply	1,530	1,547
Crew	3,060	3,363
Mini-supply	630	637
Standby safety	2,160	2,275
Supply	1,581	1,705
Towing supply	180	364
Specialty	360	273
Overall Fleet Available Days (excluding wind farm utility and liftboats)	9,501	10,164
Liftboats	1,620	—
Wind farm utility	2,790	2,647
Overall Fleet Available Days	13,911	12,811

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $2.9 million higher in the Current Year Quarter compared with the Prior Year Quarter. Current Year Quarter results included the contribution of the Company's liftboat fleet that was acquired on March 30, 2012. The liftboats contributed $20.8 million of operating revenues of which $19.3 million was time charter revenues with an average day rate of $18,573 per day and a utilization rate of 64%.
Excluding the contribution of the wind farm utility vessels and liftboats, time charter revenues were $14.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. Overall fleet utilization in the Current Year Quarter was consistent with the Prior Year Quarter at 81% and average day rates were $12,111 per day compared with $13,174 in the Prior Year Quarter. The number of days available for charter was 9,501 compared with 10,164 in the Prior Year Quarter, a 663 day or 7% reduction.
In the U.S. Gulf of Mexico, time charter revenues were $16.5 million higher primarily due to the liftboat acquisition. Excluding the contribution of the liftboats, time charter revenues were $2.8 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $5.5 million lower due to net fleet dispositions and $5.1 million lower due to the net effect of cold-stacking vessels, primarily two anchor handling towing supply vessels. As of March 31, 2013, the Company had one vessel cold-stacked in this region, compared with four as of March 31, 2012. Higher utilization and higher average day rates increased time charter revenues by $2.7 million and $0.2 million, respectively. The repositioning of vessels between geographic regions and other changes in fleet mix increased time charter revenues by $4.9 million,
In Africa, time charter revenues were $0.2 million lower. Lower average day rates reduced time charter revenues by $0.4 million, and improved utilization increased time charter revenues by $0.2 million.
In the Middle East, time charter revenues were $0.1 million lower. Higher average day rates increased time charter revenues by $0.4 million. Lower utilization decreased time charter revenues by $0.5 million.
In Brazil, Mexico, Central and South America, time charter revenues were $12.2 million lower, of which $5.0 million was due to lower utilization and $0.2 million was due to lower average day rates. In addition, the repositioning of vessels between geographic regions and fleet dispositions decreased time charter revenues by $5.7 million and $1.3 million respectively.
In the United Kingdom, time charter revenues were $0.3 million lower, of which $0.5 million was due to reduced utilization, $0.4 million was due to net fleet dispositions, and $0.3 million was due to unfavorable changes in currency exchange rates. Higher average day rates improved time charter revenues by $0.9 million.
In Asia, time charter revenues were $0.2 million higher. Higher utilization increased time charter revenues by $0.6 million. Lower average day rates decreased time charter revenues by $0.4 million.
Operating Expenses. Operating expenses were $14.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. Operating expenses were $16.4 million higher due to the acquisition of the liftboats.
Excluding the impact of the liftboat fleet acquisition, operating expenses were $1.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. Personnel expenses were $2.6 million higher primarily due to the return to service of previously cold-stacked vessels and inflationary pressures on rates of pay. Repair and maintenance expenditures were $0.7 million lower primarily in the U.S. Gulf of Mexico. Drydocking expenses were $1.0 million higher primarily due to increased drydocking activity in Brazil. Insurance and loss reserve expenses were $1.4 million lower, primarily due to a reduction in the cost of insurance deductibles. Fuel, lube and supplies expenses were $0.7 million lower primarily due to a reduction in fuel consumption related to vessel repositioning between geographic regions. Other operating expenses were $2.8 million lower primarily due to net fleet dispositions, reduced activity levels, and the impact of vessels repositioning between geographic regions.
Administrative and general expenses. Administrative and general expenses were $3.0 million higher in the Current Year Quarter compared with the Prior Year Quarter, of which $1.4 million was attributable to the liftboat business and $1.4 million was related to increased management compensation and benefits.
Gains on Asset Dispositions and Impairments, net. During the Current Year Quarter, the Company sold two offshore support vessels and other equipment for net proceeds of $60.6 million and gains of $2.3 million. During the Prior Year Quarter, the Company sold one offshore support vessel and other equipment for net proceeds of $2.0 million and gains of $1.7 million. In addition, the Company recognized previously deferred gains of $0.1 million.
Operating Income. Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 2% in the Current Year Quarter compared with 17% in the Prior Year Quarter. The reduction was primarily due to weaker market conditions in Brazil, Mexico, Central and South America, which negatively impacted operating revenues as noted above.
Foreign Currency. Foreign currency losses, net of $3.3 million in the Current Year Quarter were primarily due to the weakening of the pound sterling against the euro and U.S. dollar.

Fleet Count
The composition of Offshore Marine Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2013
Anchor handling towing supply	14	2	3	—	19
Crew	30	7	7	3	47
Mini-supply	5	2	2	—	9
Standby safety	24	1	—	—	25
Supply	9	3	9	5	26
Towing supply	2	1	—	—	3
Liftboats	18	2	—	—	20
Specialty	4	4	—	3	11
Wind farm utility	30	—	1	—	31
	136	22	22	11	191
2012
Anchor handling towing supply	14	2	3	—	19
Crew	31	7	7	3	48
Mini-supply	5	2	2	—	9
Standby safety	25	1	—	—	26
Supply	11	—	9	8	28
Towing supply	2	1	2	—	5
Liftboats(1)	18	2	—	—	20
Specialty	3	3	—	3	9
Wind farm utility	29	—	1	—	30
	138	18	24	14	194
______________________

(1)	On March 30, 2012, Offshore Marine Services acquired 18 liftboats, real property and working capital from Superior Energy Inc. for $142.5 million.

Inland River Services

	Three Months Ended March 31,
	2013		2012
	$’000%		$’000%
Operating Revenues:
United States	49,665	99	53,376	100
Foreign	412	1	114	—
	50,077	100	53,490	100
Costs and Expenses:
Operating:
Barge logistics	19,156	38	19,737	37
Personnel	5,981	12	5,377	10
Repairs and maintenance	1,672	3	2,192	4
Insurance and loss reserves	956	2	705	1
Fuel, lubes and supplies	1,476	3	1,143	2
Leased-in equipment	3,777	8	3,362	6
Other	3,371	7	2,667	5
	36,389	73	35,183	65
Administrative and general	4,024	8	3,982	8
Depreciation and amortization	7,084	14	7,007	13
	47,497	95	46,172	86
Gains on Asset Dispositions	697	1	1,927	3
Operating Income	3,277	6	9,245	17
Other Income (Expense):
Foreign currency losses, net	(137)	—	(22)	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(2,387)	(5)	250	1
Segment Profit	753	1	9,473	18
Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues earned by service line.

	Three Months Ended March 31,
	2013		2012
	$’000%		$’000%
Operating Revenues:
Dry cargo barge pools	22,237	44	25,073	47
Charter-out of dry cargo barges	1,497	3	2,201	4
Liquid unit tow operations	10,507	21	9,151	17
10,000 barrel liquid tank barge operations	5,357	11	5,116	10
Terminal operations	4,138	8	5,395	10
Fleeting operations	4,418	9	5,005	9
Inland river towboat operations and other activities	5,104	10	4,317	8
Inland river eliminations	(3,181)	(6)	(2,768)	(5)
	50,077	100	53,490	100

Dry Cargo Barge Pools Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	Three Months Ended March 31,
	2013		2012
	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	671	51	961	71
Non-Grain	640	49	389	29
	1,311	100	1,350	100

	Days		Days
Available barge days	52,098		50,651
Operating Revenues. Operating revenues were $3.4 million lower in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues from dry cargo barge pools were $2.8 million lower as grain freight rates remained weak for most of the Current Year Quarter primarily due to weak demand for grain exports resulting in idling a portion of the fleet. Operating revenues from liquid unit tow and 10,000 barrel liquid tank barge operations were $1.6 million higher primarily due to additional equipment in service and higher rates. Operating revenues from terminal operations were $1.3 million lower primarily due to the conversion of the Company's high-speed multi-modal liquid terminal facility ("Gateway Terminals") to accommodate crude oil transfer and storage, and lower throughput due to difficult river operating conditions. Operating revenues from fleeting operations were $0.6 million lower primarily due to decreased activity. Operating revenues from inland river towboat operations and other activities were $0.8 million higher primarily due to start up activities in the Company's Colombian operation and increased repair service activities.
Operating Expenses. Operating expenses were $1.2 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to higher personnel and leased-in equipment costs for liquid unit tow operations.
Gains on Asset Dispositions. During the Current Year Quarter, the Company recognized previously deferred gains of $0.7 million. During the Prior Year Quarter, the Company sold one towboat for proceeds of $2.8 million and a gain of $1.2 million and recognized previously deferred gains of $0.7 million.
Operating Income. Excluding the impact of gains on asset dispositions, operating income as a percentage of operating revenues was 5% in the Current Year Quarter compared with 14% in the Prior Year Quarter. The decrease was primarily due to the reductions in revenues for the dry cargo barge pools, Gateway Terminals and the Company's fleeting operations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Current Year Quarter, the Company recognized $2.4 million in losses of 50% or less owned companies, net of tax, including $1.5 million from its Argentinian joint venture as a result of difficult operating conditions caused by low water conditions.

Fleet Count
The composition of Inland River Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2013
Inland river dry cargo barges	683	172	2	577	1,434
Inland river liquid tank barges	74	—	—	6	80
Inland river deck barges	20	—	—	—	20
Inland river towboats:
4,000 hp - 6,250 hp	3	13	—	—	16
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	12	2	—	—	14
Dry cargo vessel(1)	—	1	—	—	1
	793	188	2	583	1,566
2012
Inland river dry cargo barges	692	172	2	613	1,479
Inland river liquid tank barges	69	—	—	8	77
Inland river deck barges	20	—	—	—	20
Inland river towboats:
4,000 hp - 6,250 hp	3	13	—	—	16
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	11	2	—	—	13
Dry cargo vessel(1)	—	1	—	—	1
	796	188	2	621	1,607
 ______________________

(1)	Argentine-flag.

Shipping Services

	Three Months Ended March 31,
	2013		2012
	$’000%		$’000%
Operating Revenues:
United States	38,915	84	34,145	75
Foreign	7,561	16	11,588	25
	46,476	100	45,733	100
Costs and Expenses:
Operating:
Personnel	8,426	18	8,035	18
Repairs and maintenance	2,638	6	2,344	5
Drydocking	1,343	3	1,153	3
Insurance and loss reserves	765	2	1,498	3
Fuel, lubes and supplies	4,341	9	4,487	10
Leased-in equipment	4,678	10	4,690	10
Other	4,423	9	5,365	12
	26,614	57	27,572	61
Administrative and general	5,177	11	4,867	11
Depreciation and amortization	7,797	17	7,617	16
	39,588	85	40,056	88
Losses on Asset Dispositions and Impairments, Net	(3,069)	(7)	—	—
Operating Income	3,819	8	5,677	12
Other Income (Expense):
Foreign currency gains (losses), net	(7)	—	13	—
Other, net	14	—	30	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(1,505)	(3)	(217)	—
Segment Profit	2,321	5	5,503	12
Operating Revenues by Line of Service. The table below sets forth, for the periods indicated, the amount of operating revenues earned from charter arrangements.

	Three Months Ended March 31,
	2013		2012
	$’000%		$’000%
Operating Revenues:
Petroleum Transportation:
Time charter	10,164	22	9,166	20
Bareboat charter	8,554	19	8,649	19
Harbor towing and bunkering	19,128	41	19,537	43
Short-sea and liner transportation	8,516	18	8,286	18
Technical management services	114	—	95	—
	46,476	100	45,733	100
Operating Revenues. Operating revenues were $0.7 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to increased time charter rates for three U.S.-flag product tankers.

Operating Expenses. Operating expenses were $1.0 million lower in the Current Year Quarter compared with the Prior Year Quarter. Personnel costs were $0.4 million higher primarily due to union rate increases for crew personnel. Insurance expenses were $0.7 million lower primarily due to reduced insurance deductible costs. Other operating expenses were $0.9 million lower primarily due to a reduction in stevedoring expenses for short-sea and liner transportation vessels and lower mobilization costs for two harbor tugs.
Administrative and General. Administrative and general expenses were $0.3 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to higher compensation costs.
Gains on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company recognized an impairment charge of $3.0 million for two harbor tugs, which are currently under construction and anticipated to be sold and leased back upon completion.
Operating Income. Excluding the impact of gains (losses) on asset dispositions and impairments, operating income as a percentage of operating revenues was 15% in the Current Year Quarter compared with 12 % in the Prior Year Quarter. The increase was primarily due to increased charter rates for three U.S.-flag product tankers, lower mobilization expenses for two harbor tugs, lower stevedoring expenses for the short-sea and liner transportation vessels and reduced insurance deductibles, noted above.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. Equity in losses in the Current Year Quarter reflects losses incurred by the Company's Jones Act liner transportation joint venture, partially offset by earnings from another of the Company's joint ventures that began operating a U.S.-flag articulated tug-barge on the Great Lakes in April 2012.
Fleet Count
The composition of Shipping Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Managed	Total
2013
U.S.-flag product tankers(1)	5	—	2	1	8
U.S.-flag container vessel	—	—	—	1	1
U.S.-flag articulated tug-barge	—	1	—	—	1
U.S.-flag deck barges	—	5	—	—	5
U.S.-flag RORO barges	—	2	—	—	2
Azimuth drive harbor tugs	12	—	3	—	15
Conventional drive harbor tugs	11	—	—	—	11
Ocean liquid tank barges	5	—	—	—	5
Container/RORO	7	—	—	—	7
	40	8	5	2	55
2012
U.S.-flag product tankers	5	—	2	1	8
U.S.-flag container vessel	—	—	—	1	1
U.S.-flag articulated tug-barge	—	—	—	—	—
U.S.-flag deck barges	—	—	—	—	—
U.S.-flag RORO barges	—	—	—	—	—
Azimuth drive harbor tugs	15	—	1	—	16
Conventional drive harbor tugs	13	—	—	—	13
Ocean liquid tank barges	5	—	—	—	5
Container/RORO	8	—	—	—	8
	46	—	3	2	51
 ______________________
(1) As of March 31, 2013 and 2012 four were operating under long-term bareboat charters and three were operating under time charters.

Ethanol and Industrial Alcohol

	Three Months Ended March 31,
	2013		2012
	$’000%		$’000%
Operating Revenues:
United States	32,849	100	39,619	100
Costs and Expenses:
Operating	34,045	104	37,405	94
Administrative and general	661	2	425	1
Depreciation and amortization	1,489	4	1,052	3
	36,195	110	38,882	98
Gains on Asset Dispositions	—	—	—	—
Operating Income (Loss)	(3,346)	(10)	737	2
Other Income (Expense):
Derivative gains (losses), net(1)	39	—	(485)	(1)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	—	—	6,154	15
Segment Profit (Loss)	(3,307)	(10)	6,406	16
______________________

(1)
Alcohol Manufacturing routinely enters into exchange traded positions (primarily corn futures) to offset its net commodity market exposure on raw material and finished goods inventory balances. As of March 31, 2013, the net market exposure to corn under its contracts and its raw material and inventory balances was not material.

Segment Profit (Loss). Segment loss in the Current Year Quarter was primarily due to high corn prices and low sales volumes of high quality industrial alcohol, which generally has higher margins. Segment profit in the Prior Year Quarter resulted from the Company adjusting its investment in Illinois Corn Processing LLC ("ICP") to fair value resulting in the recognition of a $6.0 million gain, net of tax, upon acquiring a controlling interest on February 1, 2012.
Other Segment Profit

	Three Months Ended March 31,
	2013	2012
	$’000	$’000
Operating Revenues:
Emergency and crisis services	—	10,215
Agricultural commodity trading and logistics	14,324	27,486
Other activities	—	407
	14,324	38,108
Segment Profit (Loss):
Emergency and crisis services	464	(310)
Agricultural commodity trading and logistics	(743)	(1,249)
Other activities(1)	2,706	(565)
	2,427	(2,124)
 ______________________

(1)	The components of segment profit do not include interest income, which is a significant component of the Company's lending and leasing activities.
Other Activities. Segment profit in the Current Year Quarter is primarily due to the gain on the sale of real property and improved results from the Company's other equity method investments primarily industrial aviation services businesses in Asia.

Corporate and Eliminations

	Three Months Ended March 31,
	2013	2012
	$’000	$’000
Corporate Expenses	(9,975)	(9,547)
Eliminations	—	—
Operating Loss	(9,975)	(9,547)
Other Income (Expense):
Derivative losses, net	(3,138)	(1,056)
Foreign currency gains (losses), net	(436)	448
Other, net	(65)	(114)
Derivative losses, net. Derivative losses, net in the Current Year Quarter were primarily due to losses from equity indices and forward currency exchange, option and future contracts.
Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended March 31,
	2013	2012
	$’000	$’000
Interest income	3,167	2,643
Interest expense	(12,840)	(9,987)
Debt extinguishment losses, net	—	(160)
Marketable security gains (losses), net	3,995	3,358
	(5,678)	(4,146)
Interest Expense. Interest expense was higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to interest expense on the Company's 2.5% Convertible Notes, which were issued December 11, 2012, partially offset by no interest expense on the Company's 5.875% Senior Notes which matured October 1, 2012 and less interest accruing under the Company's revolving credit facility as a result of reduced borrowing thereunder.
Marketable Security Gains (Losses), net. Marketable security gains, net in the Current Year Quarter were primarily attributable to gains on the Company's long marketable security positions partially offset by losses on the Company's short marketable security positions.
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
As of March 31, 2013, the Company’s unfunded capital commitments were $151.8 million and included: fourteen offshore support vessels for $106.1 million; seven inland river liquid tank barges for $15.0 million; five inland river towboats for $12.7 million; four harbor tugs for $7.4 million and other equipment and improvements for $8.0 million. In addition, the Company notified a lessor of its intent to purchase two harbor tugs currently operating under capital leases for $2.6 million. Of these commitments, $97.8 million is payable during the remainder of 2013 with the balance payable through 2015. Subsequent to March 31, 2013, the Company committed to purchase additional equipment for $49.7 million.
As of March 31, 2013, construction reserve funds of $184.9 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of March 31, 2013, the remaining authority under the repurchase plan was $100.0 million.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the three months ended March 31, 2013, the Company did not repurchase any of its 7.375% Senior Notes due 2019.
As of March 31, 2013, the Company had no outstanding borrowings under the SEACOR revolving credit facility. The remaining availability under this facility as of March 31, 2013 was $359.0 million, net of issued letters of credit of $1.0 million. In addition, the Company had other outstanding letters of credit totaling $29.1 million with various expiration dates through 2016.
Summary of Cash Flows

	Three Months Ended March 31,
	2013	2012
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities - Continuing Operations	56,794	67,075
Operating Activities - Discontinued Operations	24,298	20,356
Investing Activities - Continuing Operations	11,891	(222,738)
Investing Activities - Discontinued Operations	(5,987)	37,882
Financing Activities - Continuing Operations	(5,811)	(72,635)
Financing Activities - Discontinued Operations	(14,017)	37,303
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,395)	2,212
Net Increase (Decrease) in Cash and Cash Equivalents	64,773	(130,545)
Operating Activities
Cash flows provided by operating activities decreased by $6.3 million in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows provided by (used in) operating activities during the Current Year Quarter and Prior Year Quarter were as follows:

	Three Months Ended March 31,
	2013	2012
	$’000	$’000
Operating income from continuing operations before depreciation and gains on asset dispositions and impairments, net	30,506	54,439
Operating income from discontinued operations before depreciation and gains on asset dispositions and impairments, net	6,163	13,289
Changes in operating assets and liabilities before interest and income taxes	36,208	19,918
Purchases of marketable securities	—	(10,498)
Proceeds from sale of marketable securities	4,346	14,658
Cash settlements on derivative transactions, net	(1,826)	(6,289)
Dividends received from 50% or less owned companies	242	422
Interest paid, excluding capitalized interest	(2,567)	(3,360)
Income taxes paid, net of refunds	1,102	1,053
Other	6,918	3,799
Total cash flows provided by operating activities	81,092	87,431
Operating income from continuing operations before depreciation and gains on asset dispositions and impairments, net was $23.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company's business segments.
Changes in operating assets and liabilities before interest and income taxes in the Current Year Quarter of $36.2 million is primarily due to reduced working capital needs of Inland River Services and the Era Group Spin-off.

During the Current Year Quarter, cash used in operating activities included $4.3 million received from the sale of marketable security long positions.
During the Prior Year Quarter, cash used in operating activities included $9.0 million to purchase marketable security long positions and $1.5 million to cover marketable security short positions. During the Prior Year Quarter, cash provided by operating activities included $12.2 million received from the sale of marketable security long positions and $2.5 million received upon entering into marketable security short positions.
Investing Activities
During the Current Year Quarter, net cash provided by investing activities of continuing operations was $11.9 million primarily as follows:

•	Capital expenditures were $33.9 million. Equipment deliveries included two offshore support vessels, including one wind farm utility vessel, and one liquid tank barge.

•	The Company sold two offshore support vessels and other property and equipment for net proceeds of $61.4 million.

•
The Company made net investments in its 50% or less owned companies of $22.4 million, including $11.5 million in Sea-Cat Crewzer II LLC and and an additional $5.9 million investment in Mantenimiento Express Maritimo, S.A.P.I. de C.V.

•	The Company received net principal payments on third party notes receivable of $3.1 million.
During the Prior Year Quarter, net cash used in investing activities of continuing operations was $222.7 million primarily as follows:

•	Capital expenditures were $65.3 million. Equipment deliveries included one offshore support vessels, one wind farm utility vessel and three inland river dry cargo barges.

•	The Company sold one offshore support vessels, one inland river towboat and other equipment for net proceeds of $2.9 million.

•	The Company made investments in its 50% or less owned companies, net of returns, of $13.5 million.

•	The Company released restricted cash of $4.7 million.

•	The Company acquired 18 lift boats, real property and working capital from Superior Energy Inc. for $142.5 million.

•	The Company obtained a 70% controlling interest in ICP through its acquisition of a portion of its partner's interest for $9.1 million in cash.
During the Prior Year Quarter, net cash provided by investing activities of discontinued operations was $37.9 million primarily as follows:

•	The company sold certain companies and assets that were part of its Environmental Services business segment for a net sales price of $99.9 million. Net cash proceeds received were $89.4 million.

•	Era Group's investing activities included capital expenditures of $54.3 million and $2.9 million in proceeds from the sale of one helicopter.
Financing Activities
During the Current Year Quarter, net cash used in financing activities of continuing operations was $5.8 million. The Company:

•	made scheduled payments on long-term debt and capital lease obligations of $2.7 million;

•	had net borrowings on inventory financing arrangements of $5.5 million; and

•	received $4.6 million for share award plans.
During the Current Year Quarter, net cash used in financing activities of discontinued operations was $14.0 million primarily representing Era Group's cash balance distributed in the Spin-off.
During the Prior Year Quarter, net cash used in financing activities of continuing operations was $72.6 million. The Company:

•	repaid $50.0 million under the revolving credit facility;

•	purchased $5.5 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $5.7 million;

•	made scheduled payments on long-term debt and capital lease obligations of $1.4 million;

•	repaid $3.2 million of acquired debt;

•	had net borrowings on inventory financing arrangements of $17.3 million; and

•	received $5.3 million from share award plans.
During the Prior Year Quarter, net cash provided by financing activities of discontinued operations was $37.3 million primarily representing borrowings under Era Group's senior secured revolving credit facility.
Short and Long-Term Liquidity Requirements
To date, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near future. The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program or other liquidity requirements, the Company may: use its cash balances; sell securities; utilize construction reserve funds; sell assets; enter into sale and leaseback transactions for equipment; borrow under its revolving credit facility; issue debt, shares of Common Stock, common stock of its subsidiaries or preferred stock; or a combination thereof.
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
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change in the Company's off-balance sheet arrangements during the Current Year Quarter.
Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change in the Company's contractual obligations and commercial commitments (excluding Aviation Services) during the Current Year Quarter.
Contingencies
On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.) (the “Robin Case”), in which they asserted that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action was part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179 (“MDL”). The complaint sought compensatory, punitive, exemplary, and other damages. In response to this lawsuit, the Company filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire. On June 8, 2011, the Company moved to dismiss these claims (with the exception of one claim filed by a Company employee) on various legal grounds. On October 12, 2011, the Court granted the Company's motion to dismiss in its entirety, dismissing with prejudice all claims that had been filed against the Company in the limitation actions (with the exception of one claim filed by a Company employee that was not subject to the motion to dismiss). The Court entered final judgments in favor of the Company in the Robin Case and each of the limitation actions on November 21, 2011. On December 12, 2011, the claimants appealed each of those judgments to the Unites States Court of Appeals for the Fifth Circuit. The claimants' opening brief was submitted on May 7, 2012, and the claimants filed a reply brief on June 1, 2012. Oral argument was not requested by the Fifth Circuit. On December 13, 2012, the Fifth Circuit affirmed the judgment of the district court. The claimants have not petitioned the United States Supreme Court for a writ of certiorari and their deadline to do so has expired.
With respect to the one claim filed by a Company employee, that individual also commenced a separate action in the MDL entitled DuWayne Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), in which he alleges sustaining personal injuries not only in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case is subject to the MDL

Court's stay of individual proceedings, on July 16, 2012 the employee sought to sever his case from the MDL. On March 5, 2013, the Court denied the motion, and on April 2, 2013, the employee filed a motion asking the Court to reconsider. The Company's response is due on April 30, 2013. The Company is unable to estimate the potential exposure, if any, resulting from this matter and intends to vigorously defend the action should it ever proceed. The Company does not expect this matter will have a material effect on the Company's consolidated financial position or its results of operations. In addition, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend the Company in connection with this matter.
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by O'Brien's Response Management Inc. ("ORM"), a subsidiary of the Company prior to the ORM Transaction (as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 2012). The action now is part of the overall MDL. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action. Pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL.
On December 15, 2010, ORM and National Response Corporation ("NRC"), subsidiaries of the Company prior to the ORM Transaction and SES Business Transaction (as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 2012), respectively, were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL.
Subsequent to the filing of the referenced master complaint, eight additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.)., which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. Finally, on April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. By court order, all eight of these additional individual cases have been stayed until further notice. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect they will have a material effect on the Company's consolidated financial position or its results of operations.
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
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the plaintiffs by exposing them to dispersants during the course and scope of their employment. The case was removed to the U.S. District Court for the Northern District of Florida on January 13, 2013, Abney et al. v. Plant Performance Services, LLC et la., No. 3:13-CV-00024 (N.D. Fla.), and on January 16, 2013, the United States Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order (“CTO”) transferring the case to the MDL, subject to any timely-filed notice of objection from the plaintiffs. Upon receipt of a notice of objection from the plaintiffs, a briefing schedule was set by the JPML, and so a stay of proceedings and suspension of deadlines was sought and obtained by the Court in the U.S. District Court for the Northern District of Florida. Following briefing before the JPML, the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on April 2, 2013. The Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit and does not expect this matter to have a material effect on the Company's consolidated financial position or its results of operations.
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company ("BP America") (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP. The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012. A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages Class Action Settlement on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement on January 11, 2013. Notices of Appeal to the Fifth Circuit with respect to both class action settlements have been filed by various objectors. Although neither the Company, ORM, or NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. As the releases for both settlements have been deemed valid and enforceable by the district court, if the Fifth Circuit affirms these decisions, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. At this time, the Company expects these settlements to reduce ORM's potential exposure, if any, from some of the pending actions described above, but is currently still evaluating the settlements' impacts on these cases.
On January 29, 2013, HEPACO, LLC ("HEPACO"), served a demand for arbitration upon ORM, in which HEPACO claims that ORM owes HEPACO an additional fee of $20,291,178.92 under the parties' Management Services Agreement (“MSA”), dated June 1, 2010.  According to HEPACO, the MSA requires ORM to pay HEPACO an additional fee of 30% of total charges paid under the MSA ("Surcharge") to compensate HEPACO for U.S. Longshoremen's and Harbor Workers' insurance or Jones Act insurance and related risks attendant to the work when contract requires labor to be performed over, adjoining and/or in water. ORM denies liability for the Surcharge, intends to vigorously defend against the claim, and has sought indemnity for any resulting judgment and related attorneys fees from BP America and BP Exploration. ORM has advised BP that, pursuant to the Bridge

Agreement HOU-WL4-3066 between BP and ORM, effective as of June 1, 2010, under which ORM managed and oversaw, for BP, subcontractors, such as HEPACO, in connection with on-shore services related to the BP Deepwater Horizon oil spill, BP ultimately is responsible for the payment of the Surcharge should HEPACO be determined to be entitled to recover it under the MSA.
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
ORM is defending against four collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”). These cases - Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”); Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”); Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”); and Chann Chavis v. O'Brien's Response Management Inc. et al. (S.D. Tx., Case No.: 4:12-cv-02045) (the “Chavis Action”) - were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors. The Prejean, Himmerite and Singleton Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the overall MDL. The Himmerite and Singleton Actions have since been automatically stayed pending further scheduling by the Court, pursuant to the procedures in the MDL. In the Prejean Action, ORM has answered the complaint, a scheduling order has been issued, and plaintiffs have, among other things, filed a Motion for Conditional Certification, which has been stayed pending further scheduling by the Court in accordance with the procedures of the MDL. The limitations periods for potential plaintiffs to opt-in to the Prejean, Himmerite and Singleton actions have all been tolled pending further action by the Court. The Chavis Action was filed on July 7, 2012 in the United States District Court for the Southern District of Texas. On December 20, 2012, the parties in the Chavis Action entered into a full and final settlement agreement with respect to all of the Plaintiff's individual and class claims, and the Court issued an order approving this settlement on March 11, 2013. The Company is unable to estimate the potential exposure, if any, resulting from any of these DPH FLSA Actions, but believes they are without merit and will continue to vigorously defend against them.
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
For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There has been no significant change in the Company’s exposure to market risk during the Current Year Quarter except as described below.
As of January 31, 2013, the Company completed the Spin-Off of Era Group. As a result, the Company reduced its capital purchase commitments denominated in euros and does not have variable LIBOR-based borrowings under Era Group's Senior Secured Revolving Credit Facility.

ITEM 4.	CONTROLS AND PROCEDURES
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2013. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Contingencies".
ITEM 1A.     RISK FACTORS
The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s 2012 Annual Report on Form 10-K, "Risk Factors" in Item 1A on the Company's 2012 Annual report of Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)
January 1 – 31, 2013	—	$—	—	$30,473,831
February 1 – 28, 2013	—	$—	—	$100,000,000
March 1 – 31, 2013	—	$—	—	$100,000,000
 ______________________

(1)
Since February 1997, SEACOR’s Board of Directors authorized the repurchase of Common Stock, certain debt or a combination thereof. From time to time thereafter, and most recently on February 26, 2013, SEACOR's Board of Directors increased the authority to repurchase Common Stock.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Section 13(r) requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain natural persons or entities designated by the U.S. Treasury Department.  Disclosure is required even where the activities, transactions or dealings are conducted outside the United States by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.
Beginning in 2008, O'Brien's Response Management, LLC ("ORM"), an affiliate of SEACOR through its 54.2% economic interest in Witt O'Brien's LLC, was a party to a contract to provide oil spill response services to Libra Shipping S.A. ("Libra"), a shipping company incorporated in the Marshall Islands and registered in Greece. Pursuant to the contract, ORM would assist Libra in coordinating the response in the event of an oil spill. While there has been no oil spill requiring ORM to perform these services under the contract, ORM has provided various other services to Libra, including assisting in developing a response plan for any future oil spills.
On March 14, 2013, Libra was designated as a “Specially Designated National” ("SDN") by the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC") under the Iranian Transactions and Sanctions Regulations, pursuant to Executive Order 13599. Following that designation, ORM has not provided any services or engaged in any transactions under the contract with Libra and no further services are planned. As required by applicable regulations, ORM has submitted a blocked property report to OFAC regarding such contract. In addition, ORM has obtained a specific license from OFAC to terminate the contract with Libra and receive outstanding payments from Libra for services rendered prior to the designation. On April 17, 2013, ORM received the outstanding payments from Libra, which were authorized by OFAC's specific license.
The Company recognized $21.57 in equity in earnings of 50% or less owned companies, net of tax, associated with the contract with Libra during the first quarter of 2013.

As noted, ORM has no further services planned under the contract and has obtained a license from OFAC authorizing ORM to terminate the contract. The services rendered pursuant to the contract prior to Libra's designation as an SDN were not prohibited under any U.S. export controls or sanctions laws and regulations at the time such services were rendered.

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

SEACOR Holdings Inc. (Registrant)

DATE:	April 29, 2013	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board (Principal Executive Officer)

DATE:	April 29, 2013	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.