Form 10-K/A
period 2012-12-31
SEACOR HOLDINGS INC /NEW/
filed 2013-05-06
CIK 859598

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-12289

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2012 was $1,751,994,315 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of April 25, 2013 was 20,109,172.

EXPLANATORY NOTE

SEACOR Holdings Inc. (the “Registrant”) is filing this Amendment No. 1 on Form 10–K/A (this “Amendment”) to its Annual Report on Form 10–K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2013 (the “Original Filing”). The Registrant is filing this Amendment solely for the purpose of including information required by Part III of Form 10-K that the Registrant had planned to incorporate by reference from its definitive proxy statement relating to the Registrant’s Fiscal 2013 Annual Meeting of Shareholders, and to amend Part IV as discussed further below. This information is being included in this Amendment because the Registrant’s definitive proxy statement was not filed within 120 days of the end of its fiscal year ended December 31, 2012, or by April 30, 2013. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (“Sarbox”) from our Principal Executive Officer and Principal Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.3 and 31.4. Because no financial statements are contained in this Second Amendment, we are not including certifications pursuant to Section 906 of Sarbox.

Except as otherwise expressly stated for the items amended in this Amendment, this Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and any other filings we made with the SEC subsequent to the filing of the Original Filing.

SEACOR HOLDINGS INC.

FORM 10-K/A

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below is certain biographical information with respect to the members of our board of directors:

Name	Age	Position
Charles Fabrikant	68	Executive Chairman

Pierre de Demandolx (1)(2)	72	Director

Oivind Lorentzen	62	Director and Chief Executive Officer

Andrew R. Morse (1)(2)(3)	67	Lead Independent Director

R. Christopher Regan (1)(3)	58	Director

Steven J. Wisch (2)(3)	51	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Audit Committee.

Charles Fabrikant is Executive Chairman and has been a director of the Company and several of its subsidiaries since its inception in 1989. Effective September 2010, Mr. Fabrikant resigned as President and Chief Executive Officer of the Company and was designated Executive Chairman. Mr. Fabrikant is a graduate of Columbia University School of Law and Harvard University. Mr. Fabrikant is a director of Diamond Offshore Drilling, Inc., a contract oil and gas driller. Mr. Fabrikant serves as the Non-Executive Chairman of the Board of the Company’s former aviation division, Era Group Inc., an international helicopter operator providing transportation services to the offshore drilling industry. He served as the President and Chief Executive Officer of Era Group Inc. from October 2011 through April 2012. He is also President of Fabrikant International Corporation (“FIC”), a privately owned corporation engaged in marine investments. FIC may be deemed an affiliate of the Company.

With over thirty years experience in the maritime, transportation, investment and environmental industries and his position as the founder of the Company, Mr. Fabrikant’s broad experience and deep understanding of the Company make him uniquely qualified to serve as a director.

Pierre de Demandolx has been a general partner of DPH Conseils, a Paris based shipping and energy consulting company, since October 2003 and a director of Capital Product LP, an international transportation company focused on the crude tanker industry, since November 2011 after its merger with Crude Carriers Corp. He was a director of Crude Carriers Corp. from March 2010 until October 2011. From April 1999 until October 2003, Mr. de Demandolx was the Managing Director of Petroleum Development and Diversification, a London based consulting agency. From 1995 until September 2001, he was a director of Compagnie Nationale de Navigation (“CNN”), a Paris based public shipping company owned by Worms et Cie until 1998, and owned by Compagnie Maritime Belge until 2001. Mr. de Demandolx was the Chief Executive Officer of CNN from September 1990 to June 1996. From 1996 until October 1997, Mr. de Demandolx was the Chairman of the Board of Héli-Union, a Paris based helicopter transportation company.

Mr. de Demandolx’s extensive experience in the shipping and energy industries adds great value to the Board as his experience is directly related to the Company’s lines of business and adds perspective to the Compensation Committee of which he is a member.

Oivind Lorentzen was appointed Chief Executive Officer of the Company effective September 2010. He is a director of the Company’s former aviation division, Era Group Inc. From 1990 until September 2010, Mr. Lorentzen was President of Northern Navigation America, Inc., a Stamford, Connecticut based investment management and ship-owning agency company concentrating in specialized marine transportation and ship finance. From 1979 to 1990, Mr. Lorentzen was Managing Director of Lorentzen Empreendimentos S.A., an industrial and shipping group in Brazil, and he served on its Board of Directors until December 2005. Mr. Lorentzen was Chairman of NFC Shipping Funds, a leading private equity fund in the maritime industry, from 2000 to 2008. Mr. Lorentzen is also a director of Blue Danube, Inc., a privately owned corporation engaged as an inland marine service provider, and a director of Genessee & Wyoming Inc., an owner and operator of short line and regional freight railroads.

Mr. Lorentzen adds a valuable perspective to the Board given his strong background in finance in the maritime industry, having served as the CEO of an investment management and ship-owning company specializing in ship finance.

Andrew R. Morse is a Managing Director and Senior Portfolio Manager of Morse, Towey and White, a wholly-owned wealth management unit of High Tower Advisors Inc., a Chicago based firm of investment advisors. In addition, Mr. Morse serves on the Board of Directors of High Tower Advisors Inc. Mr. Morse was a managing director and senior portfolio manager of UBS Financial Services, Inc. from October 2001 until July 2010. Mr. Morse was Senior Vice President-Investments of Salomon Smith Barney Inc. of New York, an investment banking firm, and Smith Barney Inc., its predecessor, from March 1993 to October 2001. Mr. Morse sits on numerous philanthropic boards and is Vice Chairman for Finance of the American Committee of the Weizmann Institute of Science. Mr. Morse served as a director of Seabulk International, Inc. both before and following its merger with the Company in July 2005 until March 2006.

Mr. Morse’s deep experience in wealth management and corporate finance provides a valuable resource to the Board. In addition, his finance experience through advising high net worth individuals and investment entities adds a valuable perspective to the Board and makes him well qualified to serve as Chairman of the Audit Committee. In addition, foreign governments have sought his experience on international corporate finance with respect to issues such as complex energy crisis management and other significant matters of public policy related to the Company’s lines of business.

R. Christopher Regan is Co-Founder and, since March 2002, Managing Director, of The Chartis Group, a management consultancy group offering strategic, operational, risk management, governance and compliance advice to U.S. healthcare providers, suppliers and payers. Prior to co-founding The Chartis Group in 2001, Mr. Regan served from March 2001 to December 2001 as President of H-Works, a healthcare management consulting firm and a division of The Advisory Board Company. From January 2000 through December 2000, Mr. Regan served as Senior Vice President of Channelpoint, Inc., a healthcare information services company. Mr. Regan also serves as a Trustee of Hamilton College and Ascension Health Ventures.

Mr. Regan’s experience providing advice regarding business valuations, risk management, financial governance and compliance adds to the Board’s breadth of experience on these important factors, and especially benefits the Compensation and Audit Committees, of which he is a member.

Steven J. Wisch is the Co-Founder and Managing Partner of India Equity Partners, an Indian private equity fund, and a Co-Founder of IREO, an Indian real estate development fund. From November 2003 through 2005, Mr. Wisch was President of Related Investments, a New York based private investment firm. From December 2001 through August 2002, Mr. Wisch was Chief Operating Officer of The 9/11 United Services Group, a New York based not-for-profit organization. In December 2001, Mr. Wisch retired as a Partner and Managing Director of Goldman, Sachs & Co., an international investment bank (“Goldman Sachs”), where he was employed from 1983 through 1985 and again from 1987 through December 2001. Mr. Wisch also serves on the Boards of the U.S.-India Business Council, and Channel Control Merchants, LLC and is a member of the Council on Foreign Relations.

Mr. Wisch’s experience with the Company dates back to his time at Goldman Sachs. He introduced Goldman Sachs to SEACOR and Goldman Sachs became an early investor in the Company. He also worked on the Company’s initial public offering. His strong finance background and international and investment banking experience qualify him as a financial expert and bring significant value to the Audit Committee of which he is a member.

Executive Officers

Information regarding our executive officers is included in Part I of the Original Filing and incorporated herein by reference.

Corporate Governance Guidelines and Codes of Ethics

SEACOR has adopted a set of Corporate Governance Guidelines, a Code of Business Conduct and Ethics and a Supplemental Code of Ethics. A copy of each of these documents is available on the Company’s website at www.seacorholdings.com, under the link chain “Investors - Corporate Governance - Governance Documents” and is also available to stockholders in print without charge upon written request to the Company’s Investor Relations Department, 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, or via e-mail to: Investor_Relations@ckor.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K/A.

SEACOR’s Corporate Governance Guidelines address areas such as director responsibilities and qualifications, director compensation, management succession, board committees and annual self-evaluation. SEACOR’s Code of Business Conduct and Ethics is applicable to its directors, officers, and employees and its Supplemental Code of Ethics is applicable to SEACOR’s Executive Chairman, Chief Executive Officer and senior financial officers. SEACOR will disclose future amendments to, or waivers from, certain provisions of its Supplemental Code of Ethics on its website within two business days following the date of such amendment or waiver.

Committees of the Board

The Company has three standing committees: the Nominating and Corporate Governance Committee, the Audit Committee and the Compensation Committee. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The charter of each such committee is available on the Company’s website at www.seacorholdings.com, under the link chain “Investors - Corporate Governance - Governance Documents” and is also available to stockholders in print without charge upon written request to the Company’s Investor Relations Department, 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, or via e-mail to: Investor_Relations@ckor.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K/A.

Nominating and Corporate Governance Committee

Committee Function. The Nominating and Corporate Governance Committee assists the Board with:

•

identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for election at the Company’s Annual Meeting of Stockholders and to fill Board vacancies;

•

recommending modifications, as appropriate, to the Company’s policies and procedures for identifying and reviewing Board candidates, including those related to Board candidates submitted for consideration by stockholders;

•

reviewing the composition of the Board as a whole, including whether the Board reflects the appropriate balance of independence, sound judgment, business specialization, technical skills, diversity and other desired qualities;

•	periodically reviewing the size of the Board and recommending any appropriate changes;

•	overseeing the evaluation of the Board and management;

•	recommending changes in director compensation; and

•	various governance responsibilities.

Charter and Meetings. The Nominating and Corporate Governance Committee held one meeting during the last fiscal year. The Board adopted a charter for the Nominating and Corporate Governance Committee on February 11, 2004. The Nominating and Corporate Governance Committee meets as frequently as circumstances dictate but not less than once a year.

The charter of the Nominating and Corporate Governance Committee is available on the Company’s website at www.seacorholdings.com, under the link chain “Investors - Corporate Governance - Governance Documents.” Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K/A.

Each Nominating and Corporate Governance committee member has been determined by the Board to be “independent” within the meaning of the listing standards of the NYSE. The members of the Nominating and Corporate Governance Committee at the time of the Meeting are Messrs. de Demandolx, Morse and Wisch.

Selection of Board Nominees. To fulfill its responsibility to recruit and recommend to the full Board nominees for election as directors, the Nominating and Corporate Governance Committee reviews the composition of the full Board to determine the qualifications and areas of expertise needed to further enhance the composition of the Board and works with management in attracting candidates with those qualifications.

In identifying new director candidates, the Nominating and Corporate Governance Committee seeks advice and names of candidates from Nominating and Corporate Governance Committee members, other members of the Board, members of management and other public and private sources. The Nominating and Corporate Governance Committee, in formulating its recommendation of candidates to the Board, considers each candidate’s personal qualifications (particularly in light of the Company’s various lines of business) and how such personal qualifications effectively address the then perceived current needs of the Board. Appropriate personal qualifications and criteria for Board membership include the following:

•	experience investing in and/or guiding complex businesses as an executive leader or as an investment professional within an industry or area of importance to the Company;

•	proven judgment, competence and/or substantial accomplishments within an industry or area of importance to the Company;

•	prior or current association with institutions noted for their excellence;

•	complementary professional skills and experience addressing the complex issues facing a multifaceted international organization;

•	an understanding of the Company’s businesses and the environment in which the Company operates; and

•	diversity as to business experiences, educational and professional backgrounds and ethnicity.

After the Nominating and Corporate Governance Committee completes its evaluation, it presents its recommendations to the Board for consideration and approval.

The Nominating and Corporate Governance Committee may also, but need not, retain a search firm in order to assist it in these efforts.

Having evaluated the Board candidates pursuant to these processes, the Nominating and Corporate Governance Committee recommended, and the Board determined to nominate, each of the incumbent directors named above for re-election.

Stockholder Recommendations. The Nominating and Corporate Governance Committee considers director candidates suggested by the Company’s stockholders provided that the recommendations are made in accordance with the same procedures required under the Company’s By-Laws for nomination of directors by stockholders. Stockholder nominations that comply with these procedures and that meet the criteria outlined above will receive the same consideration that the Nominating and Corporate Governance Committee’s nominees receive. There have been no material changes to these procedures since we last were required to provide this disclosure.

Audit Committee

Committee Function. The Audit Committee assists the Board in fulfilling its responsibility to oversee:

•

management’s execution of the Company’s financial reporting process, including the reporting of any material events, transactions, changes in accounting estimates or changes in important accounting principles and any significant issues as to adequacy of internal controls;

•	the selection and performance of the Company’s independent registered public accounting firm (including its qualifications and independence);

•	the review of the financial reports and other financial information provided by the Company to any governmental or regulatory body, the public or other users thereof;

•	the Company’s systems of internal accounting and financial controls and the annual independent audit of the Company’s financial statements;

•

risk management and controls, which include assisting management in identifying and monitoring risks, developing effective strategies to mitigate risk, and incorporating procedures into its strategic decision-making (and reporting developments related thereto to the Board); and

•	the processes for handling complaints relating to accounting, internal accounting controls and auditing matters.

Charter and Meetings. The Audit Committee held seven meetings during the last fiscal year. The Board adopted a revised charter for the Audit Committee on February 11, 2004, which sets forth the Audit Committee’s responsibilities. The charter of the Audit Committee is available on the Company’s website at www.seacorholdings.com, under the link chain “Investors - Corporate Governance - Governance Documents.” Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K/A.

The current members of the Audit Committee are Messrs. Morse, Regan and Wisch. The Board has determined that all members of the Audit Committee are “independent” and “financially literate” under the rules of the NYSE currently applicable to the Company. The Board has further determined that Mr. Morse is an “Audit Committee Financial Expert” within the meaning of the regulations of the SEC, and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the rules promulgated under the Exchange Act. Additionally, each member of the Audit Committee meets the heightened requirement for independence set forth in the Sarbanes-Oxley Act.

The Audit Committee’s role is one of oversight. The Company’s management is responsible for preparing the Company’s financial statements and the independent registered public accounting firm is responsible for auditing those financial statements. The Audit Committee recognizes that Company management, including the internal audit staff, or outside provider of such services, and the independent registered public accounting firm has more time, knowledge and detailed information about the Company than do Audit Committee members. Consequently, in carrying out its oversight responsibilities, the Audit Committee is not providing any expert or special assurance as to the Company’s financial statements or any professional certification as to the independent registered public accounting firm’s work.

The Audit Committee’s principal responsibilities include: (i) appointing and reviewing the performance of the independent registered public accounting firm; (ii) reviewing and, if appropriate and necessary, pre-approving audit and permissible non-audit services of the independent registered public accounting firm; (iii) reviewing the adequacy of the Company’s internal and disclosure controls and procedures; (iv) reviewing and reassessing the adequacy of the Company’s charter; (v) reviewing with management any significant risk exposures; (vi) reviewing with management and the independent registered public accounting firm the Company’s annual and quarterly financial statements; (vii) reviewing and discussing with management and the independent registered public accounting firm all critical accounting policies and practices used by the Company and any significant changes thereto; (viii) reviewing and discussing with management, the independent registered public accounting firm and the internal auditor any significant findings during the year, including the status of previous audit recommendations; (ix) assisting the Board in monitoring compliance with legal and regulatory requirements; and (x) establishing and maintaining procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

Compensation Committee

Committee Function. The Compensation Committee, among other things:

•

approves, either on its own or in consultation with the Company’s independent directors, the compensation of the Executive Chairman, the Chief Executive Officer, other executive officers, and certain officers or managers of a Business Unit or subsidiary who receive an annual base salary of more than $300,000;

•	evaluates the performance of the Executive Chairman and the Chief Executive Officer and reports its findings to the Board;

•	reviews, approves and makes recommendations with respect to changes in incentive compensation and equity-based plans;

•	approves all grants of stock options and restricted stock awards;

•	reviews and makes recommendations with respect to director compensation;

•	prepares a report to be included in the Company’s annual proxy statement; and

•	prepares an annual performance self-evaluation.

The Chairman of the Compensation Committee sets the agenda for meetings of the Compensation Committee. The meetings are attended by the Executive Chairman, the Chief Executive Officer and the General Counsel, if requested. At each meeting, the Compensation Committee has the opportunity to meet in executive session. The Chairman of the Compensation Committee reports the actions of the Compensation Committee regarding compensation of executive officers to the full Board. The General Counsel supports the Compensation Committee in its duties and may be delegated certain administrative duties in connection with the Company’s compensation programs. The Compensation Committee has the sole authority to retain compensation consultants to assist in the evaluation of director or executive officer compensation. After having met with several compensation consultants in prior years, the Compensation Committee decided not to engage a consultant. The Compensation Committee receives compensation related information from professional service providers such as Equilar’s research database, a resource for analyzing executive compensation and executive pay trends, and through publicly available compensation-related information.

Charter and Meetings. The Compensation Committee met five times in 2012 and acted by Unanimous Written Consent on three occasions. The Board adopted the Compensation Committee charter on February 11, 2004. The Compensation Committee meets as frequently as circumstances dictate but not less than once a year. The charter of the Compensation Committee is available on the Company’s website at www.seacorholdings.com, under the link chain “Investors - Corporate Governance - Governance Documents.” Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K/A.

The Compensation Committee consists entirely of “non-employee directors,” as defined by Rule 16b-3 under the Exchange Act, all of whom satisfy the requirements of an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Board has determined that each of the directors is “independent” within the meaning of the listing standards of the NYSE.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that each director and executive officer of the Company and each person owning more than 10% of the Common Stock report his or her initial ownership of Common Stock and any subsequent changes in that ownership to the SEC. The Company is required to disclose in this Form 10-K/A any failure to file or late filings of such reports with respect to the most recent fiscal year.

Based solely upon a review of copies of forms furnished to the Company or written representations from certain reporting persons that no Form 5s were required for such reporting persons, the Company believes that during the 2012 fiscal year all Section 16(a) filing requirements were satisfied.

ITEM 11	EXECUTIVE COMPENSATION

Compensation of Directors

Directors who are officers of the Company receive no remuneration by reason of such directorship and are not compensated for attending meetings of the Board or standing committees thereof. During 2012, directors who were not officers of the Company were paid at an annual rate of $52,000 and received $4,000 for every Board and Committee meeting attended in person and $2,000 per meeting for telephonic attendance.

The SEACOR Amended 2007 Share Incentive Plan, as amended (the “Amended Share Incentive Plan”), is administered by the Board or by a committee designated by the Board, under which each member of the Board who is not an employee of the Company is granted options and shares of Common Stock. It is the policy of the Board to award annual equity grants to each non-employee director consisting of 3,000 options to purchase shares of Common Stock and 500 shares of Common Stock at its regularly pre-scheduled annual meetings. The 500 shares of Common Stock granted are delivered in four equal installments of 125 shares on the date of such annual meeting and on the dates that are three, six, and nine months thereafter (each such installment of shares, until the delivery date thereof, “Unvested Stock Award”). These grants are made on dates previously established by the Board and the Company does not time the release of non-public information for the purpose of affecting the value of equity awards.

The exercise price of the options granted is the fair market value per share of Common Stock on the date the options were granted. Options are exercisable at any time following the earlier of the first anniversary of, or the next Annual Meeting after, the date of grant, for a period of up to ten years from the date of grant. Subject to the accelerated vesting of options upon a non-employee director’s death or disability or a change in control of the Company, if a non-employee director’s service as a director of the Company is terminated, his or her options that are not then exercisable will terminate. A non-employee director’s options that are vested but not exercised may, subject to certain exceptions, be exercised within one year after the date of termination of service as a director in cases of termination by reason of voluntary retirement, failure of the Company to nominate such director for re-election or failure of such director to be re-elected by stockholders after nomination by the Company, or termination of service as a director by reason of death or disability. If a non-employee director’s service as a director of the Company terminates for any reason, any and all Unvested Stock Awards will terminate.

NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

The following table shows the compensation of the Company’s non-employee directors for the year ended December 31, 2012.

Name	Fees earned or paid in cash (4) ($)	Stock Awards (5) ($)	Option Awards (6) ($)	Total ($)
Pierre de Demandolx (1)(2)(8)	84,000	43,540	81,025	208,565
Richard Fairbanks (7)(9)	92,000	43,540	81,025	216,565
Blaine V. Fogg (7)(10)	96,000	43,540	81,025	220,565
John C. Hadjipateras (7)(11)	90,000	43,540	81,025	214,565
Andrew R. Morse (1)(2)(3)(12)	104,000	43,540	81,025	228,565
R. Christopher Regan (1)(3)(13)	92,000	43,540	81,025	216,565
Steven Webster (7)(14)	80,000	43,540	81,025	204,565
Steven J. Wisch (2)(3)(15)	102,000	43,540	81,025	226,565

(1)	Member of the Compensation Committee.
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Audit Committee.
(4)	Non-employee directors were paid at an annual rate of $52,000 and received $4,000 for every Board and Committee meeting attended in person and $2,000 for each meeting attended by telephone. During 2012, Mr. Morse elected to defer $11,500 of compensation in the Company’s Non-Qualified Deferred Compensation Program.
(5)	On June 6, 2012, each of the non-employee directors was granted 500 shares of Common Stock (consistent with the previous year). The dollar amount of stock awards set forth in this column is equal to the grant date fair value of such stock awards calculated in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 without regard to forfeitures for stock-based compensation (Formerly FAS 123R). Discussion of the policies and assumptions used in the calculation of grant date value are set forth in Notes 1 and 13 of the Consolidated Financial Statements in the Company’s 2012 Annual Report to Stockholders.
(6)	On June 6, 2012, each of the non-employee directors was granted 3,000 options to purchase shares of Common Stock (consistent with the previous year). The dollar amount of option awards set forth in this column is equal to the grant date fair value of such option awards calculated in accordance with FASB ASC Topic 718 without regard to forfeitures. Discussion of the policies and assumptions used in the calculation of the compensation cost are set forth in Notes 1 and 13 of the Consolidated Financial Statements in the Company’s 2012 Annual Report to Stockholders.
(7)	Resigned from being a non-employee director of SEACOR subsequent to December 31, 2012.
(8)	As of December 31, 2012, Mr. de Demandolx had 30,000 outstanding options to purchase Common Stock, of which 27,000 were exercisable.
(9)	As of December 31, 2012, Mr. Fairbanks had 9,000 outstanding options to purchase Common Stock, of which 6,000 were exercisable.

(10)	As of December 31, 2012, Mr. Fogg had 7,500 outstanding options to purchase Common Stock, of which 4,500 were exercisable.
(11)	As of December 31, 2012, Mr. Hadjipateras had 30,000 outstanding options to purchase Common Stock, of which 27,000 were exercisable.
(12)	As of December 31, 2012, Mr. Morse had 30,000 outstanding options to purchase Common Stock, of which 27,000 were exercisable.
(13)	As of December 31, 2012, Mr. Regan had 21,000 outstanding options to purchase Common Stock, of which 18,000 were exercisable.
(14)	As of December 31, 2012, Mr. Webster had 21,000 outstanding options to purchase Common Stock, of which 18,000 were exercisable.
(15)	As of December 31, 2012, Mr. Wisch had 24,000 outstanding options to purchase Common Stock, of which 21,000 were exercisable.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary – 2012 Company Performance and Compensation Actions

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

Aviation Services operated and contract-leased helicopters that provide transportation services supporting offshore oil and gas activities primarily in the United States, air medical services to hospitals in the United States, and international contract-leasing activities.

On January 31, 2013, the Company completed the spin-off of Era Group Inc., the company that operated SEACOR’s Aviation Services business segment, by means of a dividend to SEACOR’s stockholders of all the issued and outstanding common stock of Era Group Inc., now an independent company whose common stock is listed on the New York Stock Exchange under the symbol “ERA.”

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

The Company’s Shipping Services business segment includes activities previously reported in prior annual filings as Marine Transportation Services and Harbor and Offshore Towing Services, which had previously been included in Other.

Ethanol and Industrial Alcohol operates an alcohol manufacturing, storage and distribution facility located in Pekin, Illinois, through its subsidiary Illinois Corn Processing LLC (“ICP”). ICP produces, stores and distributes a variety of high quality alcohol used in food, beverage, industrial and petro-chemical end markets; and fuel grade ethanol. On February 1, 2012, the Company obtained a 70% controlling interest in ICP through an acquisition of a portion of its partner’s interest.

Other has activities that primarily include:

•	emergency and crisis services activities;

•	agricultural commodity trading and logistics activities;

•	other activities, primarily lending and leasing activities; and

•	noncontrolling investments in various other businesses, primarily industrial aviation services businesses in Asia.

Our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as well as the other executive officers included in the Summary Compensation Table on page 24, are referred to as the “Named Executive Officers” or “NEOs” throughout this Amendment.

Our Business Environment

The segments in which we operate are fragmented with many competitors and are driven by macroeconomic conditions that influence the need for our services. The Company’s financial success and growth are dependent on maintaining a relevant asset base for its lines of business, anticipating trends in logistics and equipment design and market movements, maintaining efficient operations spread over many geographic regions, building the business organically as well as finding new investments and acquisitions to build on existing businesses, pro-actively managing its cash and balance sheet, ensuring access to capital, and finding new investment opportunities. Mergers and acquisitions, divestitures, the successful formation and maintenance of joint ventures, designing and building new equipment, and trading assets are all essential elements of the Company’s business.

In 2012, we engaged in several significant corporate transactions, including: (i) the sale of a portion of our environmental business to J.F. Lehman & Company; (ii) the issuance of $200.0 million aggregate principal amount of 7.75% senior unsecured notes due in 2022 for its former aviation subsidiary, Era Group Inc.; (iii) the spin-off of Era Group Inc.; (iv) the sale of our energy trading division, SEACOR Energy Inc.; (v) the issuance of a special cash dividend of $5 per common share (the “Special Cash Dividend”); (vi) the placement of $350.0 million aggregate principal amount of 2.5% Convertible Senior Notes due in 2027; and (vii) the merger of O’Brien’s Response Management, L.L.C., a global provider of crisis and emergency management preparedness and response solutions, with a leading public safety and crisis management consulting firm, Witt Group Holdings, LLC.

In 2012, the Company:

•	Sold two businesses for a combined $115.0 million and a combined recognized gain of $25.7 million, net of tax (or $1.24 per diluted share);

•	Paid a Special Cash Dividend to stockholders of $100.4 million (or $5.00 per share);

•

Obtained additional financing, including completing the sale of $350.0 million aggregate principal amount of 2.5% Convertible Senior Notes due in 2027 and issuing a $200.0 million aggregate principle amount of 7.75% senior unsecured notes due in 2022 for its former aviation subsidiary, Era Group Inc.;

•	Completed the spin-off of Era Group Inc.;

•	Completed the merger of O’Brien’s Response Management, L.L.C. and Witt Group Holdings, LLC;

•	Acquired a fleet of liftboats, property and working capital for $142.5 million;

•	Sold property and equipment for net proceeds of $173.1 million ($119.2 million in cash, $5.0 million in cash deposits previously received and $48.9 million in seller financing);

•	Achieved after-tax earnings of $61.2 million ($2.95 diluted earnings per share);

•	Secured a 3.4% return on beginning stockholders’ equity of $1,789.6 million;

•	Repurchased 1,377,798 shares for $119.5 million at an average price of $86.77; and

•	Achieved a 54.5% year-over-year increase in diluted earnings per common share to $2.95.

Consideration of Say-On-Pay Vote Results.

At the Company’s 2012 Annual Meeting of Stockholders, a non-binding, advisory vote was taken with respect to the compensation of the Company’s Named Executive Officers. Stockholders expressed substantial support for the compensation of the Company’s Named Executive Officers, with over 83% of the votes cast for the “say-on-pay” advisory resolution approving the Company’s executive compensation. The Compensation Committee considered the results of the 2012 advisory vote and also considered other factors in evaluating the Company’s executive compensation programs as discussed in this Compensation Discussion and Analysis.

Significant 2012 Compensation Actions

For 2012, the Compensation Committee continued to structure our senior executives’ pay packages so that a significant portion of their 2012 compensation was dependent upon performance. These actions included the following:

•	Keeping salaries at 2012 levels (which, for most individuals have not increased from levels set in 2007);

•	Slightly increased annual cash bonuses awarded in response to improved company and individual performance; and,

•	Increased long-term equity incentive grants awarded to offset lower share value post spin-off of the Company’s former aviation division, Era Group Inc.

Current Executive Compensation “Best Practices”

We employ the following executive compensation best practices:

•	Froze Base Salaries. We have generally kept our NEOs’ base salaries the same since 2007.

•

Deferred 40% of Annual Bonuses. We continued our practice of deferring payment of 40% of our NEOs’ annual bonuses to subsequent years, i.e., half to the first quarter of 2014 and the remaining half to the first quarter of 2015.

•

Five-Year Vesting of Stock Options. Approximately one-half of each executives’ long-term incentive grant is delivered as stock options with a five-year vesting period and priced at four designated quarterly dates throughout the year of grant.

•

Peer Benchmarking Practices. While we reviewed general market data in setting 2012 compensation levels, we did not target any particular level against a set peer group as we do not believe a completely comparable group exists.

•	Implemented a Clawback Policy. We have implemented a clawback policy applicable to our NEOs’ executive compensation starting in 2013, as detailed more fully below.

•	No Repricing or Replacing Outstanding Stock Options. We have never repriced or replaced any of our outstanding stock options.

•	No Perquisites. We do not grant perquisites to our NEOs that are different from the perquisites available to all our employees generally.

•

No Tax Gross-ups. We have never provided any tax gross-up payments to NEOs and have no contract or agreement with any NEO that provides for a tax gross-up payment, including those related to change-of-control payments subject to Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended.

•	No Excessive Severance Payments. We have no termination arrangements with our NEOs, and there are no excessive severance payments in case of their termination of employment.

•	No Hedging By Our NEOs. None of our NEOs have hedged their company stock interests.

•	No Pledging By Our NEOs. None of our NEOs have pledged any of their company stock.

•	No Guaranteed Bonuses. We believe that bonuses should reflect actual company and individual performance. Therefore, we do not guarantee bonus payments to our NEOs.

•	No Common Performance Metrics Used for Both Annual and Long-Term Incentives. As detailed below, we use different performance metrics for our annual and long-term incentive plans.

•	No Employment Contracts with NEOs. We do not maintain any employment contracts with our NEOs.

•	No Severance Agreements with NEOs. We do not maintain any severance agreements with our NEOs.

•	No Change-of-Control Agreements with NEOs. We do not maintain any change-of-control agreements with our NEOs.

Executive Compensation Philosophy and Objectives

The Company seeks to align the interests of its executive officers and key managers with those of its stockholders by granting stock options and awarding restricted stock under an extended vesting schedule of five years. Using five-year vesting for both restricted stock and stock option awards reflects the Company’s expectation that senior executives with influence over the Company’s strategic decisions regard themselves as long-term owners with values consistent with long-term stockholders, which is evident by the significant amount of equity voluntarily held by senior executives long after equity awards have vested. In addition, the Company’s payout of bonuses over three years, with 60% distributed in the first year and 20% distributed in each of the following two years, further demonstrates the Company’s philosophy of rewarding longer-term financial and operating performance.

Setting Executive Compensation

Oversight of Compensation Programs

The Compensation Committee is responsible for overseeing our senior executive compensation programs. See pages 5 and 6 of this Amendment for more information on the role and responsibilities of the Compensation Committee in its review of executive compensation and related corporate governance.

Use of Compensation Consultants

The Compensation Committee determined to continue its practice of not employing compensation consultants in determining or recommending the amount or form of officer or director compensation for 2012. However, the Compensation Committee decided to employ a compensation consultant, Exequity LLP, to advise the Compensation Committee beginning with 2013 compensation. In 2012, data required by the Compensation Committee was collected by the Company’s Legal and Finance departments and outside data services such as Equilar and reviewed and discussed from time to time at Compensation Committee meetings. Going forward, the Compensation Committee expects that its consultant will provide some of the data previously provided by the Company’s Legal and Finance departments, but that these departments will continue to provide data and advice as necessary and appropriate.

Role of Executive Officers in Compensation Decisions

In evaluating executive compensation, both the Executive Chairman and the Chief Executive Officer focus on senior employees and their progress in meeting individual goals in relation to how well their peers, their respective business units and the entire Company have performed. In a series of informal group discussions and formal Compensation Committee meetings typically held in the latter part of each year through March of the following year, the Compensation Committee, the Executive Chairman and the Chief Executive Officer meet to review the following factors in setting compensation for senior executives:

(i)	the Company’s corporate transactions, financial results and projections;

(ii)	the individual performance of the Company’s executive officers and the overall performance of each business unit;

(iii)	the Executive Chairman’s and the Chief Executive Officer’s recommendations; and

(iv)	conditions in the job market.

Role of the Compensation Committee

In addition, the Compensation Committee considers the following factors:

(i)	market comparisons for cash and equity compensation;

(ii)	the potential for future roles within the Company;

(iii)	the risk in not retaining an individual;

(iv)	total compensation levels before and after the recommended compensation amounts;

(v)	compensation summaries for each senior executive that total the dollar value of all compensation-related programs, including salary, annual incentive compensation, long-term compensation, deferred compensation and other benefits; and

(vi)	the fact that the Company has not entered into employment contracts and does not provide perquisites, supplemental retirement or severance programs.

The Compensation Committee also meets in executive session to consider the factors above for senior executives and to utilize these factors in evaluating the Executive Chairman’s and the Chief Executive Officer’s proposed compensation and performance. Additional meetings of the Compensation Committee are held as appropriate to review and approve stock option grants and restricted stock awards to newly hired employees or to current employees in connection with promotions within the Company.

Consideration of Risk from Compensation Program

The Compensation Committee considers the impact the compensation program has on the Company’s risk management efforts. The Compensation Committee believes that the Company’s compensation program is structured to provide proper incentives for executives to balance risk and reward appropriately and in accordance with the Company’s risk management philosophy, particularly by having a significant portion of the executives’ compensation vest over a three- to five-year time line. Compensation distributed over a period of years serves to reinforce the benefit of long-term decision making and the Compensation Committee’s ability to reward decisions that, although they may have a perceived short-term negative effect, serve the Company’s (and our stockholders’) best interests in the long-term.

Deductibility of Executive Compensation

The Company reviewed the total expenses attributed to executive compensation, and the accounting and tax treatment of such programs. The Company addressed the impact of Section 162(m) of the Internal Revenue Code by obtaining stockholder approval of the Management Incentive Plan (the “MIP”) and by allowing certain grants under the Amended Share Incentive Plan to qualify as performance-based compensation. Three of the five Named Executive Officers (as defined below) participated in the MIP for 2012. The Compensation Committee considers the benefits Section 162(m) of the Internal Revenue Code provides for federal income tax purposes and other relevant factors when determining executive compensation.

Clawback Policy

Effective for 2013, the Company adopted a policy whereby it will seek to recoup compensation paid to NEOs in the event the Company is required to publish a restatement to any of its previously published financial statements as a result of: 1) the material noncompliance of the Company with any applicable financial reporting requirement under the U.S. federal securities laws, or 2) the fraud, theft, misappropriation, embezzlement or intentional misconduct by an executive.

Setting Compensation in Relation to Performance

The Company evaluated and set 2012 executive compensation in the context of the current economic conditions, the Company’s performance and the performance of its key personnel. Compensation decisions are determined with a view toward ensuring that management avoids high-risk strategies and does not focus principally on short-term results. Although, as discussed below, the Company utilizes performance targets in setting certain bonus and equity awards in accordance with Section 162(m) of the Internal Revenue Code, the Company believes reasoned judgment, rather than automatic formulas, is the appropriate basis by which to set compensation, and the use of its discretion to alter awards based on performance targets. The Company believes using formulas alone may foster an environment that encourages short-sighted decisions intended to meet formulaic goals rather than work toward long-term benefits. Consequently, the Company constructs its compensation incentives to reward consistent and durable performance.

In measuring returns and performance of management, the Compensation Committee subjectively weighs, among other factors:

•	Stockholder returns on equity on both a before and after-tax basis;

•	operating cash flow for the Company and its business units;

•	returns on operating assets;

•	cash generated relative to cost of replacement;

•	quality of the asset base;

•	results of trading assets;

•	tax strategies and cash retention;

•	financing activity;

•	degree of risk inherent in the balance sheet;

•	success of corporate strategies, mergers and acquisitions and divestitures; and

•	effective use of finance strategies.

The Compensation Committee does not pre-establish performance targets for any of the above-mentioned factors or assign a weighting to any of the various factors.

For 2012, the Compensation Committee reviewed the Company’s performance and that of its business segments and compared these results based on the foregoing parameters to those achieved by other companies in similar lines of business to the extent that comparison was possible. The Compensation Committee considered competitive compensation levels and pay practices within industries that hire personnel with the types of leadership, operating, financial and legal skills required to oversee and grow the Company’s business, such as shipping, banking, finance, law, investment management, private equity, logistics and commodity trading. It receives data on pay practices of companies in the shipping business, energy services, finance and leasing, investment management and industrial manufacturing sectors. Due to differences in reporting and accounting practices, levels of balance sheet leverage and quality of asset base, the Compensation Committee does not believe industry performance “benchmarks” are useful or appropriate. Due to differences in corporate strategies and responsibilities of executive officers and key managers, the Compensation Committee and management also believe it is not useful or appropriate to “benchmark” compensation of its officers to those at any single group of other companies.

The Compensation Committee’s Subjective Consideration

The Compensation Committee’s compensation philosophy has been that subjective consideration of the different elements described herein is necessary to provide the flexibility to make appropriate compensation decisions without solely relying on the use of formulas or benchmarking. Consequently, the Compensation Committee currently believes it is in the Company’s and the Board’s best interest to conduct its own research regarding executive compensation, which includes a review of executive compensation at companies with similar business lines to that of the Company and a review of compensation at other entities that compete with the Company to employ executives with skills and specialties similar to those possessed by the Company’s executives.

Market Information

The Compensation Committee also reviews reports on executive compensation trends issued by respected publications, and it compiles compensation information through Equilar, proxy statements, compensation-related public disclosures, industry trade journals and other sources. The companies with obviously similar lines of operating business considered in connection with the Compensation Committee’s compensation analysis include: Bristow Group Inc., GATX Corporation, GulfMark Offshore, Inc., Hornbeck Offshore Services, Inc., Kirby Corporation, Nabors Industries Ltd., Oceaneering International, Inc., Overseas Shipholding Group, Inc., Tidewater Inc. and Transocean Ltd. The Compensation Committee also considers compensation practices at various investment banking institutions and private equity funds, as it believes the skill sets of its executives overlap with those required by those institutions. The Compensation Committee does not target any particular percentile or comparative level of compensation for executive officers. It does, however, assess the general competitiveness of proposed compensation levels.

Elements of Compensation

Overview

Alignment with our executive compensation philosophy is achieved through the executive compensation components for our senior executives, including our Named Executive Officers, outlined below.

Compensation Element	Compensation Objectives and Principles	Relation to Performance	2012 Actions/Results
Base Salary - Fixed annual cash; paid on a semi-monthly basis.

•   Compensate NEOs for services rendered during the year in the form of fixed cash compensation.

•   Base salary levels are set to reflect the NEO’s role and responsibilities, value to the Company, experience and performance, internal equity and market competitiveness.

		Increases in base salary reflect market positioning, economic conditions and the Compensation Committee’s assessment of company and individual performance over the prior year.	Base salaries were generally unchanged from 2007.

Annual Bonus - Cash, paid 60% in the year awarded and 20% in each of the next two subsequent years.	• Reward senior executives, including NEOs, for performance over a one-year period. • Payment is not guaranteed and levels vary according to company and individual performance.	Annual bonuses reflect Company and individual performance.	Bonus awards were slightly increased from 2011 levels in response to improved company and individual performance.

Long-Term Incentives (LTI) - Approximately one-half of each executives’ LTI grant is delivered as Stock Options with a five-year vesting period and priced at four designated quarterly dates throughout the year of grant.	• Align NEOs’ interests with those of the Company’s stockholders and drive long-term value creation. • Pay for performance. • Reward NEOs for long-term growth.	Prior-year company and individual performance are two of several factors the Compensation Committee considers when determining the size of the LTI grants for a given year.	Approximately 50% of NEOs’ LTI grant was in stock options for 2012.

Approximately one-half of the executive’s LTI grant is delivered as Restricted Stock (“RS”).	• Align NEOs’ interests with those of the Company’s stockholders and drive long-term value creation. • Attract, retain and reward NEOs for company and individual performance.	Prior-year company and individual performance are two of several factors the Compensation Committee considers when determining the size of the LTI grants for a given year.	Approximately 50% of NEOs’ LTI grant was in RS for 2012.

Health and Welfare Benefits - Eligibility to participate in our broad-based health and welfare plans, e.g., health insurance.	• Identical to benefits provided to all company employees. • Attract, retain and motivate.	Not directly related to performance. Reflects competitive pay practice.	No significant actions regarding health and welfare benefits in 2012.

Retirement Plans - Eligibility to participate in our broad-based 401(k) plan for all employees.	• Identical to benefits provided to all company employees. • Attract, retain and motivate.	Not directly related to performance. Reflects competitive pay practice.	No significant actions regarding retirement plans in 2012.

Perquisites - None	• The Company does not provide any perquisites.	The Company believes existing pay practices are sufficient to attract and retain senior management.	No actions with respect to perquisites in 2012.

Base Compensation

Base salary levels reflect experience and skill required for executing the Company’s business strategy and overseeing its businesses and operations. The Compensation Committee places an emphasis on the compensation for the Executive Chairman and the Chief Executive Officer to ensure it reflects operating performance and strategic direction. Together with Mr. Fabrikant and Mr. Lorentzen, the Compensation Committee also reviews the compensation of other Named Executive Officers and select senior officers to achieve the right balance of incentives to appropriately reward and retain the Company’s executives and maximize their performance over the long-term.

As explained above, the Compensation Committee determined not to increase the base salary of any of the Named Executive Officers, which generally have remained unchanged since 2007. Base salary is established at levels designed to be consistent with professional and market norms based on relevant experience. An increase in base salary will be awarded to reflect increased responsibility, success in meeting market conditions, growth in job performance, and cost of living changes. The Executive Chairman and the Chief Executive Officer assess senior employees on their progress in meeting goals in relation to how well their peers and the entire Company performs.

The Compensation Committee considers the following factors in setting base salaries:

•	the Company’s results and projections for the current fiscal year;

•	conditions in the job market;

•	job performance;

•	industry conditions and market compensation levels, generally;

•	potential for future growth roles within the Company; and

•	the risk in not retaining an individual.

•	Base salary levels for senior managers are also set in recognition of the fact that the Company has no:

•	formal retirement program or severance plans;

•	supplemental employee retirement program;

•	employment agreements or pre-committed bonuses;

•	perquisites;

•	gross-up provisions; or

•	non-ordinary course benefit plans.

The chart below details the 2012 base salaries for our NEOs:

BASE SALARIES
Named Executive Officer	2011 Base Salary ($)	2012 Base Salary ($)	Change %	Rationale
Charles Fabrikant Executive Chairman	700,000	700,000	—	Base salary levels reflect the NEOs’ role and responsibilities, value to the Company, experience and performance, internal equity and market competitiveness.
Richard Ryan Senior Vice President and Chief Financial Officer	350,000	350,000	—	See above.
Oivind Lorentzen Chief Executive Officer	700,000	700,000	—	See above.
Paul Robinson Senior Vice President, General Counsel and Secretary	350,000	350,000	—	See above.
Dick Fagerstal Senior Vice President Corporate Development and Finance	335,000	350,000	4.5	See above.

Annual Bonus

Bonus awards are discretionary. Management and the Compensation Committee believe that determining bonuses on a case-by-case basis for each individual is the best approach for the Company.

The Company adopted, and the stockholders approved, the MIP under which maximum cash bonuses are based on objective, quantitative performance criteria. Under Section 162(m) of the Internal Revenue Code, in order for compensation in excess of $1,000,000 paid in any year to any “covered employee” (as currently defined in Section 162(m) of the Internal Revenue Code – a company’s principal executive officer and any of such company’s three other most highly compensated executive officers named in the proxy statement (not including the chief financial officer)) to be deductible by the Company, such compensation must qualify as “performance based.” Bonus amounts payable under the MIP are based on performance criteria that qualify such bonus amounts as performance based for purposes of the exemption from the limitations of Section 162(m) of the Internal Revenue Code. This allows the Company to take advantage of a deduction with respect to bonuses paid under the MIP to any covered employees who earn in excess of $1,000,000. Under the terms of the MIP, notwithstanding the achievement of any performance criteria, the Compensation Committee retained and, for 2012, exercised its discretion to reduce all awards under the MIP.

With reference to the MIP performance targets, but using no formula, the Compensation Committee determined cash and equity bonus awards (i.e., reducing the amounts otherwise payable under the MIP) by considering the Company’s financial performance and that of its business units and investments, taken in context of the overall business environment, and each individual’s contribution to that performance without providing particular weight to any individual factor. The Compensation Committee, in conjunction with the Executive Chairman and the Chief Executive Officer, also evaluated the performance of senior managers in achieving specific initiatives, such as executive corporate transactions and financings, improving safety records, controlling costs, increasing output of work and creativity in performing assigned responsibilities. Performance was reviewed for senior managers in a multi-year context, considering contributions to decisions and strategies initiated in the past that may affect the present.

ANNUAL BONUS
Named Executive Officer	2012 Bonus ($)	Q1 2013 (60%) ($)	Q1 2014 (20%) ($)	Q1 2015 (20%) ($)
Charles Fabrikant Executive Chairman	1,500,000	900,000	300,000	300,000
Richard Ryan (1) Senior Vice President and Chief Financial Officer	475,000	240,000	80,000	80,000
Oivind Lorentzen Chief Executive Officer	1,000,000	600,000	200,000	200,000
Paul Robinson (2) Senior Vice President, General Counsel and Secretary	650,000	300,000	100,000	100,000
Dick Fagerstal Senior Vice President Corporate Development and Finance	450,000	270,000	90,000	90,000

(1)	$75,000 of Mr. Ryan’s 2012 Bonus was awarded specifically in connection with his work regarding the sale of a portion of the Company’s environmental business, National Response Corporation, and was paid in 2012 upon closing of the transaction.
(2)	$150,000 of Mr. Robinson’s 2012 Bonus was awarded specifically in connection with his work regarding the sale of a portion of the Company’s environmental business, National Response Corporation, and was paid in 2012 upon closing of the transaction.

The cash component of bonus compensation is paid over three years, 60% in the year awarded (for services in the prior calendar year) and 20% in each of the next two subsequent years. Interest is currently paid on the deferred portion of bonus compensation at the rate of approximately 1.7% per annum. This rate is set and approved by the Compensation Committee. The objective is to establish a retention system that links executives to the outcome of their decisions over a period of years.

Long Term Incentives

The Company believes that the use of equity awards to align the interests of senior employees with the Company’s long-term growth has proven successful in fostering a sense of ownership. It is the policy of the Compensation Committee to approve annual equity grants at regularly pre-scheduled meetings. These grants are made on dates previously established by the Compensation Committee and the Company does not time the release of non-public information for the purpose of affecting the value of equity awards.

Stock Options

Stock option awards, in any given year, are made for service during the preceding calendar year, but are priced in four equal installments during the immediately following calendar year on dates set by the Compensation Committee (the “Grant Date”). The Compensation Committee has determined that, by pricing stock options four times per year, the exercise prices would more approximately mirror share price levels during the year and reduce the random nature of pricing once per year. The first date is on or about March 4 and the following three dates are established at three-month intervals. In 2012, the Compensation Committee approved stock option awards on March 2, and set subsequent quarterly pricing dates on June 4, September 4 and December 4. The option price for each grant is based on the closing price of the Company’s shares on the Grant Date.

STOCK OPTIONS

		Vesting on March 4 of each year
Named Executive Officer	Annual Option Grant Amount	2014	2015	2016	2017	2018
Charles Fabrikant Executive Chairman	30,000	6,000	6,000	6,000	6,000	6,000
Richard Ryan Senior Vice President and Chief Financial Officer	6,000	1,200	1,200	1,200	1,200	1,200
Oivind Lorentzen Chief Executive Officer	30,000	6,000	6,000	6,000	6,000	6,000
Paul Robinson Senior Vice President, General Counsel and Secretary	6,000	1,200	1,200	1,200	1,200	1,200
Dick Fagerstal Senior Vice President Corporate Development and Finance	8,000	1,600	1,600	1,600	1,600	1,600

Restricted Stock

The Company awards restricted stock that vests ratably over five years.

Based on the Compensation Committee’s determination, the Named Executive Officers were granted the following amounts of restricted stock for 2012:

RESTRICTED STOCK

		Vesting on March 4 of each year
Named Executive Officer	Annual RS Grant Amount	2014	2015	2016	2017	2018
Charles Fabrikant Executive Chairman	20,000	4,000	4,000	4,000	4,000	4,000
Richard Ryan Senior Vice President and Chief Financial Officer	6,000	1,200	1,200	1,200	1,200	1,200
Oivind Lorentzen Chief Executive Officer	20,000	4,000	4,000	4,000	4,000	4,000
Paul Robinson Senior Vice President, General Counsel and Secretary	7,000	1,400	1,400	1,400	1,400	1,400
Dick Fagerstal Senior Vice President Corporate Development and Finance	5,000	1,000	1,000	1,000	1,000	1,000

Stock Ownership

The Company has no formal policy requiring employees to retain vested restricted stock or options, but it prefers that executive officers maintain ownership and considers this factor when determining compensation packages.

The Compensation Committee annually reviews grant history and dispositions of options and restricted stock to determine if awards serve the purpose of building ownership.

Compensation of the Executive Chairman (the Principal Executive Officer), the Chief Financial Officer (the Principal Financial Officer) and Named Executive Officers

Executive Chairman (Principal Executive Officer): Mr. Charles Fabrikant (Age: 68)

As described above, the Compensation Committee did not use a formula in determining Mr. Fabrikant’s salary, bonus and equity awards for 2012. The Compensation Committee made a subjective determination based upon the factors described below. Each of the factors was considered independently and together as a group, such that the final compensation for Mr. Fabrikant was not dependent on any one factor or any specific combination of factors. The Compensation Committee believes that the subjective consideration of these different elements provided the flexibility necessary to make appropriate compensation decisions.

In establishing base and bonus compensation for Mr. Fabrikant, the Compensation Committee considered as reference points pay and benefit practices in the legal profession, finance and investment businesses, as well as practices of operating businesses similar to those in which the Company has invested. The Compensation Committee obtains information regarding these reference points from publicly available filings and survey material, but does not ascribe particular weight to any specific reference point.

For 2012, the Compensation Committee considered Mr. Fabrikant’s role in creating long-term stockholder value by, in particular: (i) the sale of a portion of the Company’s environmental business, National Response Corporation (“NRC”), a company Mr. Fabrikant created in 1992 after the enactment of the Oil Pollution Act (OPA) in response to rising public concern following the Exxon Valdez incident that, under Mr. Fabrikant’s leadership, grew to one of the largest providers of oil spill response services in the United States and abroad; (ii) the issuance of $200.0 million aggregate principal amount of 7.75% senior unsecured notes due in 2022 for its former aviation subsidiary, Era Group Inc.; (iii) the successful spin-off of Era Group Inc.; (iv) the sale of the Company’s energy trading division, SEACOR Energy Inc.; (v) the issuance of a special $5 per common share cash dividend; (vi) the placement of $350.0 million aggregate principal amount of 2.5% Convertible Senior Notes due in 2024; and (vii) the merger of O’Brien’s Response Management, L.L.C. (“O’Brien’s”), a global provider of crisis and emergency management preparedness and response solutions, with a leading public safety and crisis management consulting firm, Witt Group Holdings, LLC. The Compensation Committee recognized that decisions made and actions taken by Mr. Fabrikant years earlier facilitated the successful implementation of these corporate actions, and were key in the development of the Company’s global operations, while delivering solid financial performance, positioning for future growth, providing strong leadership and cultivating a talented management team.

The Compensation Committee believes Mr. Fabrikant executed the corporate initiatives described above while providing improved results when industry conditions remained formidable, which included continued measured activity in the U.S. Gulf of Mexico. The Compensation Committee believes Mr. Fabrikant’s execution of the sale of NRC, the spin-off of Era Group Inc., the sale of the energy trading business and the merger of the O’Brien’s environmental businesses unlocked considerable stockholder value and will permit the Company to focus on its core maritime divisions. The Compensation Committee also considered the improved results in the Company’s offshore marine business.

In particular, in determining the fiscal 2012 compensation for Mr. Fabrikant, the Compensation Committee considered the financial and non-financial factors described above, as well as the following additional skills:

•	leadership experience, professional experience, ability to teach and train, communication skills and unique combination of business and legal background;

•	development and growth of diverse business units, the divestiture of which has unlocked significant stockholder value;

•	deal-making and transactional skills, particularly his experience with international business transactions;

•	familiarity with sophisticated capital markets and broad asset classes; and

•	experience in developing interrelated businesses, particularly in the shipping, inland, offshore and energy industries.

In setting Mr. Fabrikant’s bonus for the 2012 fiscal year, the Compensation Committee focused on the Company’s successful financings, corporate divestitures, mergers and acquisitions, the spin-off of Era Group Inc., and the overall results for the Company, which generally increased year-over-year despite a continued challenging environment for the Company’s energy services businesses. In particular, the Compensation Committee considered the following performance metrics for fiscal 2012:

•	Sold a portion of our environmental business to J.F. Lehman & Company for a net sales price of $99.9 million and recognized a gain of $18.6 million, net of tax (or $0.90 per diluted share);

•	Sold our energy trading division, SEACOR Energy Inc., for a net sales price of $15.1 million and recognized a gain of $7.1 million, net of tax ($0.34 per diluted share);

•	Paid a Special Cash Dividend to stockholders of $100.4 million (or $5.00 per share); and

•

Obtained additional financing for the Company, including completing the sale of $350.0 million aggregate principal amount of 2.5% Convertible Senior Notes due in 2027 and issuing a $200.0 million aggregate principal amount of 7.75% senior unsecured notes due in 2022 for its former aviation subsidiary, Era Group Inc.;

•	Completed the spin-off of Era Group Inc.;

•	Completed the merger of O’Brien’s Response Management, L.L.C. and Witt Group Holdings, LLC;

•	Acquired a fleet of liftboats, property and working capital for $142.5 million;

•	Achieved after-tax earnings of $61.2 million ($2.95 diluted earnings per share);

•	Secured a 3.4% return on beginning stockholders’ equity of $1,789.6 million;

•	Repurchased 1,377,798 shares for $119.5 million at an average price of $86.77; and

•	Achieved a 54.5% year-over-year increase in diluted earnings per common share to $2.95.

The Compensation Committee determined that Mr. Fabrikant’s base salary should remain the same as in the prior year at $700,000, his bonus was increased to $1,500,000 (which is below his average award over the past five years), his stock option grant award was increased to options to purchase 30,000 shares of Common Stock, and his restricted stock award was increased to 20,000 shares (with such increased amounts awarded as a partial setoff of the decreased share value of the Company’s stock following the spin-off of Era Group Inc.). The Compensation Committee noted Mr. Fabrikant has a history of holding a meaningful percentage of restricted stock once vested, and has generally waited to exercise most of his stock options near their dates of expiration.

As a result of his original investment in the Company and such retention of equity awards, Mr. Fabrikant beneficially owns 1,022,827 shares of Common Stock, representing a beneficial ownership stake of over 5% of the Company’s outstanding Common Stock. The Compensation Committee believes such holdings demonstrate his commitment to the Company in both his capacity as an executive and as a stockholder. Although Mr. Fabrikant’s compensation is slightly higher than the other Named Executive Officers, the Compensation Committee believes Mr. Fabrikant’s solid results as the Company’s steward and primary architect of its growth and diversification over the past 25 years, his 41 years of experience in shipping and related businesses, his professional skills, visibility in financial circles and familiarity with a wide range of different businesses merit the compensation awarded to him.

Chief Financial Officer (Principal Financial Officer): Mr. Richard Ryan (Age: 58)

As described previously, the Compensation Committee did not use a formula in determining Mr. Ryan’s salary, bonus and equity awards. The Compensation Committee made a subjective determination based upon the factors described below. Each of the factors was considered independently and together as a group, such that the final compensation for Mr. Ryan is not dependent on any one factor or any specific combination of factors. The Compensation Committee believes that the subjective consideration of these different elements provided the flexibility necessary to make appropriate compensation decisions.

Mr. Ryan is a certified accountant in the United Kingdom, where he started his career in the UK Atomic Energy Authority. He holds an MBA from the University of East Anglia. Prior to joining the Company, he worked for one of the Company’s Offshore Marine competitors in their accounting departments in the United States, Singapore and the United Kingdom. Mr. Ryan was recruited to the Company in 1996 as International Controller and, prior to his appointment as Chief Financial Officer in September 2005, served as SEACOR Marine International’s Chief Operating Officer.

Mr. Ryan, in addition to being responsible for managing all financial personnel and supervising reporting and preparation of financial statements, is responsible for internal controls, overseeing information technology and risk management, supervising human resources, complying with public reporting requirements and the Sarbanes Oxley Act, and providing services to the Board and the business units, including development of analytical tools for understanding the operating performance of the different business units of the Company. In order to handle these responsibilities, the Executive Chairman, the Chief Executive Officer and the Compensation Committee believe that familiarity with international transactions, accounting experience and background in operations are important skills.

Mr. Ryan played a central role in the execution of the Company’s strategic acquisitions and divestitures, which included due diligence, planning and oversight of all of the Company’s 2012 transactions. In particular, Mr. Ryan had a significant role in (i) the sale of a portion of the Company’s environmental business, NRC; (ii) the issuance of the $200.0 million aggregate principal amount of its 7.75% senior unsecured notes due in 2022 for its former aviation subsidiary, Era Group Inc.; (iii) the successful spin-off of Era Group Inc., and (iv) the placement of $350.0 million aggregate principal amount of its 2.5% Convertible Senior Notes due in 2024.

Taking into account Mr. Ryan’s skills and experience in handling investor relations, his leadership of the financial group, his efforts in improving financial administration, the overall performance of the Company and the financial and non-financial factors described above, the Compensation Committee determined that Mr. Ryan’s base salary should remain the same as in the prior year at $350,000, his bonus was increased to $475,000, of which $75,000 was awarded specifically in connection with his work regarding the sale of NRC and was paid in 2012 upon closing of the transaction, his stock option grant award was increased to options to purchase 6,000 shares of Common Stock, and his restricted stock award was increased to 6,000 shares (with such increased amounts awarded as a partial setoff of the decreased share value of the Company’s stock following the spin-off of Era Group Inc.).

Chief Executive Officer: Mr. Oivind Lorentzen (Age: 62)

As described previously, the Compensation Committee did not use a formula in determining Mr. Lorentzen’s salary, bonus and equity awards. The Compensation Committee made a subjective determination based upon the factors described below. Each of the factors was considered independently and together as a group, such that the final compensation for Mr. Lorentzen was not dependent on any one factor or any specific combination of factors. The Compensation Committee believes that the subjective consideration of these different elements provided the flexibility necessary to make appropriate compensation decisions.

Mr. Lorentzen is the Chief Executive Officer and a director of the Company. Mr. Lorentzen, who shares executive responsibilities with Mr. Fabrikant, has vast experience and a deep background in shipping and industrial businesses, particularly in South America. Mr. Lorentzen provided strategic direction with the Company’s debt offerings, joint ventures and acquisitions.

In establishing base and bonus compensation for Mr. Lorentzen, the Compensation Committee considered as reference points pay and benefit practices in the finance and investment businesses, as well as practices of operating businesses similar to those in which the Company has invested. The Compensation Committee obtains information regarding these reference points from publicly available filings and survey material, but does not ascribe particular weight to any specific reference point.

For 2012, the Compensation Committee considered Mr. Lorentzen’s role in creating long-term stockholder value by, in particular: (i) issuing $200.0 million aggregate principal amount of its 7.75% senior unsecured notes due in 2022 for Era Group Inc.; (ii) the successful spin-off of Era Group Inc.; (iii) the sale of the Company’s energy trading division, SEACOR Energy Inc.; (iv) the issuance of a special $5 per common share cash dividend; and (v) the placement of $350.0 million aggregate principal amount of its 2.5% Convertible Senior Notes due in 2024.

The Compensation Committee believes Mr. Lorentzen executed the corporate initiatives described above while providing improved results when industry conditions remained formidable, which included continued measured activity in the U.S. Gulf of Mexico. The Compensation Committee believes Mr. Lorentzen’s execution of the sale of its energy trading business and the spin-off of Era Group Inc. unlocked considerable stockholder value that will permit the Company to focus on its core maritime divisions. The Compensation Committee also considered the improved results in the Company’s offshore marine business.

The Compensation Committee believes that the following financial and non-financial factors and skill sets will be used in determining future compensation:

•	leadership experience and conservative management philosophy;

•	deal-making and transactional skills, particularly his experience with international business transactions;

•	experience in developing a wide variety of businesses and related operations, particularly in the shipping, inland, offshore and energy industries; and

•	ability to lead, teach and train others.

The Compensation Committee determined that Mr. Lorentzen’s base salary should remain the same as in the prior year at $700,000, his bonus was increased to $1,000,000, his stock option grant award was increased to options to purchase 30,000 shares of Common Stock and his restricted stock award was increased to 20,000 shares (with such increased amounts awarded as a partial setoff of the decreased share value of the Company’s stock following the spin-off of Era Group Inc.).

Senior Vice President, General Counsel and Corporate Secretary: Mr. Paul Robinson (Age: 46)

As described previously, the Compensation Committee did not use a formula in determining Mr. Robinson’s salary, bonus and equity awards. The Compensation Committee made a subjective determination based upon the factors described below. Each of the factors was considered independently and together as a group, such that the final compensation for Mr. Robinson is not dependent on any one factor or any specific combination of factors. The Compensation Committee believes that the subjective consideration of these different elements provides the flexibility necessary to make appropriate compensation decisions.

Mr. Robinson joined the Company in October 2007 as Senior Vice President, General Counsel and Corporate Secretary. From 1999 through June 2007, Mr. Robinson held various positions at Comverse Technology, Inc., including Chief Operating Officer, Executive Vice President, General Counsel and Secretary. Mr. Robinson also was a director at Verint Systems Inc. and Ulticom, Inc. Prior to that, Mr. Robinson was an associate attorney at Kramer, Levin, Naftalis & Frankel, LLP, counsel to the United States Senate Committee on Governmental Affairs with respect to its special investigation into illegal and improper campaign fund-raising activities during the 1996 federal election, and an associate attorney at Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Robinson received a B.A. in Political Science and was Phi Beta Kappa from State University of New York at Binghamton in 1989 and a J.D., cum laude, from Boston University School of Law in 1992.

Mr. Robinson’s base compensation reflects his experience in operating the legal department of an international public company, legal knowledge and experience, and background in operations acquired during his years with other public companies. Mr. Robinson’s bonus for the year ending 2012 reflects the Company’s performance, his management of significant corporate transactions, complex commercial litigations and class actions, acquisitions, dispositions, securities filings, financings, and enhancing the Company’s legal flexibility and reducing its costs. In determining Mr. Robinson’s compensation, the Compensation Committee considered his leadership of the legal group, the overall performance of the Company and the financial and non-financial factors described above.

In particular, for 2012, the Compensation Committee considered Mr. Robinson’s role in overseeing the legal aspects in several significant corporate transactions, including: (i) the sale of a portion of the Company’s environmental business, NRC; (ii) the issuance of $200.0 million aggregate principal amount of 7.75% senior unsecured notes due in 2022 for its former aviation subsidiary, Era Group Inc.; (iii) the successful spin-off of Era Group Inc.; (iv) the sale of the Company’s energy trading division, SEACOR Energy Inc.; (v) the issuance of a special $5 per common share cash dividend; (vi) the placement of $350.0 million aggregate principal amount of 2.5% Convertible Senior Notes due in 2024; and (vii) the merger of O’Brien’s Response Management, L.L.C. with Witt Group Holdings, LLC. The Compensation Committee recognized that the significant legal work required to facilitate the successful completion of these corporate actions and determined that Mr. Robinson’s base salary should remain at $350,000, his bonus increased to $650,000, of which $150,000 was awarded specifically in connection with his work regarding the sale of NRC and was paid in 2012 upon closing of the transaction, his stock option grant award increased to options to purchase 6,000 shares of Common Stock, and his restricted stock award increased to 7,000 shares (with such increased amounts awarded as a partial setoff of the decreased share value of the Company’s stock following the spin-off of Era Group Inc.).

Senior Vice President Corporate Development and Finance: Dick Fagerstal (Age: 52)

As described previously, the Compensation Committee did not use a formula in determining Mr. Fagerstal’s salary, bonus and equity awards. The Compensation Committee made a subjective determination based upon the factors described below. Each of the factors was considered independently and together as a group, such that the final compensation for Mr. Fagerstal was not dependent on any one factor or any specific combination of factors. The Compensation Committee believes that the subjective consideration of these different elements provides the flexibility necessary to make appropriate compensation decisions.

Mr. Fagerstal has been associated with the Company for over 15 years. He holds an MBA from New York University. His prior experience was that of a commercial banker working with the shipping industry. Mr. Fagerstal served as Chief Financial Officer of Chiles Offshore, Inc., a publicly-traded affiliate of the Company prior to its sale, and also has experience in raising capital in the public markets and banking sector. He is responsible for managing the Company’s cash, overseeing compliance with debt covenants, and maintaining relationships with banks and rating agencies. He also has works closely with the business units supporting acquisition activities.

Mr. Fagerstal’s base compensation reflects his experience in banking and public company administration, knowledge base in shipping and offshore activities, and background in operations acquired during his years with Chiles Offshore, Inc. Mr. Fagerstal’s bonus for the year ending 2012 reflects the Company’s performance, the results of investments made in prior years in which his involvement was integral, and his successful renegotiation of various banking arrangements, including enhancing the Company’s flexibility and reducing its costs. In particular, for 2012, the Compensation Committee considered Mr. Fagerstal’s role in overseeing the financial aspects of several significant corporate transactions, including: (i) issuing $200.0 million aggregate principal amount of 7.75% senior unsecured notes due in 2022 for its former aviation subsidiary, Era Group Inc.; (ii) the successful spin-off of Era Group Inc., in which he served as Chief Financial Officer for a period of time; (iii) the issuance of a special $5 per common share cash dividend; and (iv) the placement of $350.0 million aggregate principal amount of 2.5% Convertible Senior Notes due in 2027.

In determining Mr. Fagerstal’s compensation, the Compensation Committee considered his contribution to operating performance, the overall performance of the Company and the financial and non-financial factors described above. The Compensation Committee determined that Mr. Fagerstal’s base salary should remain $350,000, his bonus increased to $450,000, and his stock option grant award increased to options to purchase 8,000 shares of Common Stock, and his restricted stock award increased to 5,000 shares (with such increased amounts awarded as a partial setoff of the decreased share value of the Company’s stock following the spin-off of Era Group Inc.).

Employment Contracts/Termination of Employment/Change of Control Agreements

As mentioned above, the Named Executive Officers do not have employment, severance or change-of-control agreements with the Company.

Certain plans or arrangements, however, provide for payments to Named Executive Officers upon a termination of employment or a change in control of the Company. The information in the tables below describes and quantifies certain compensation that would become payable under existing plans and arrangements if a Named Executive Officer’s employment had terminated on December 31, 2012, given the Named Executive Officer’s compensation as of such date and, if applicable, based on the Company’s closing stock price on that date. These benefits are in addition to benefits available generally to salaried employees, such as distributions under the Company’s 401(k) savings plan, disability benefits and accrued vacation pay.

Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the time during the year of any such event and the Company’s stock price.

All outstanding cash bonus payments, stock options and restricted stock are payable or vest upon the death, disability, qualified retirement, termination without “cause” of the employee, or the occurrence of a “change in control” of the Company; however, the outstanding balance is generally forfeited if the employee is terminated with “cause” or resigns without “good reason.” For these purposes, “disability” generally means disability resulting in the Named Executive Officer being unable to perform his job. See Table VI below for the intrinsic value (that is, the value based upon the Company’s stock price, and, in the case of stock options, minus the exercise price) of equity awards that would become exercisable or vested if the Named Executive Officer had died or become disabled as of December 31, 2012.

Compensation Tables

Table I sets forth compensation for the Executive Chairman (who is the principal executive officer), the Chief Financial Officer and the next three highest paid executive officers (which includes the Chief Executive Officer, General Counsel and Senior Vice President Corporate Development and Finance) for the years ended December 31, 2012, 2011 and 2010. Table II sets forth all restricted stock and option awards to such Named Executive Officers in 2012 and indicates the price at which options were granted during 2012. Table III sets forth all unvested restricted stock awards and all outstanding option awards at December 31, 2012, to such Named Executive Officers. Table IV sets forth all vesting of restricted stock awards and exercises of options by the Named Executive Officers during 2012. Table V sets forth non-qualified deferred compensation plan activity during 2012 for such Named Executive Officers. Table VI sets forth payments that would be made under certain plans or arrangements in the event of a termination of employment or a change in control of the Company.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

TABLE I

SUMMARY COMPENSATION TABLE (FISCAL YEARS 2012, 2011 AND 2010)

The following table sets forth certain compensation information for the Company’s Named Executive Officers in respect to the fiscal years ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Charles Fabrikant (3) Executive Chairman	2012	700,000	1,500,000	983,400	430,429	40,187	3,654,016
	2011	700,000	500,000	4,918,500	894,485	40,986	7,053,971
	2010	700,000	4,500,000	3,817,440	814,133	36,597	9,868,170

Richard Ryan (4)(5) Senior Vice President and Chief Financial Officer	2012	350,000	475,000	344,190	143,476	11,367	1,324,033
	2011	350,000	320,000	491,850	298,162	9,287	1,469,299
	2010	350,000	400,000	357,258	271,378	10,047	1,388,683

Oivind Lorentzen (6) Chief Executive Officer	2012	700,000	1,000,000	983,400	430,429	11,307	3,125,136
	2011	700,000	500,000	—	894,485	7,082	2,101,567
	2010	199,231	300,000	5,056,800	—	—	5,556,031

Paul Robinson (7)(8) Senior Vice President, General General Counsel and Secretary	2012	350,000	650,000	344,190	143,476	12,333	1,499,999
	2011	350,000	400,000	491,850	298,162	9,636	1,549,648
	2010	350,000	500,000	404,349	271,378	9,307	1,535,034

Dick Fagerstal (9) Senior Vice President Corporate Development and Finance	2012	350,000	450,000	393,360	200,867	11,664	1,405,891
	2011	335,000	400,000	393,480	357,794	9,277	1,495,551
	2010	335,000	400,000	318,120	325,653	7,392	1,386,165

(1)	Sixty percent (60%) of the bonus is paid at the time of the award and the remaining forty percent (40%) is paid in two equal annual installments approximately one and two years after the date of the grant. Interest is currently paid on the deferred portion of bonus compensation at the rate of approximately 1.7% per annum. Any outstanding balance is payable upon the death, disability, qualified retirement, termination without “cause” of the employee, or the occurrence of a “change-in-control” of the Company; however, the outstanding balance is generally forfeited if the employee is terminated with “cause” or resigns without “good reason.”
(2)	The dollar amount of restricted stock and stock options set forth in these columns reflects the aggregate grant date fair value of restricted stock and option awards made during 2012, 2011 and 2010 in accordance with the FASB ASC Topic 718 without regard to forfeitures. Discussion of the policies and assumptions used in the calculation of the grant date fair value are set forth in Notes 1 and 13 of the Consolidated Financial Statements included in the Company’s 2012 Annual Report to stockholders.
(3)	“All Other Compensation” includes $32,687, $34,951 and $30,414 in 2012, 2011 and 2010, respectively, of interest earned on the second and third installments of bonus payments (see FN1), and $7,500, $6,035 and $6,183 in 2012, 2011 and 2010, respectively, of contributions made by the Company to match pre-tax elective deferral contributions (included under Salary) made under the SEACOR Savings Plan, a defined contribution plan established by the Company, effective July 1, 1994, that meets the requirements of Section 401(k) of the Internal Revenue Code.
(4)	“All Other Compensation” includes $3,867, $3,252 and $2,697 in 2012, 2011 and 2010, respectively, of interest earned on the second and third installments of bonus payments (see FN1), and $7,500, $6,035 and $7,350 in 2012, 2011 and 2010, respectively, of contributions made by the Company to match pre-tax elective deferral contributions (included under Salary) made under the SEACOR Savings Plan as described in (3) above.
(5)	Of Mr. Ryan’s 2012 Bonus, $75,000 was awarded specifically in connection with his work regarding the sale of a portion of the Company’s environmental business, NRC, and was paid in 2012 upon closing of the transaction.
(6)	“All Other Compensation” includes $3,807 and $1,047 in 2012 and 2011, respectively, of interest earned on the second and third installments of bonus payments (see FN1), and $7,500 and $6,035 in 2012 and 2011, respectively, of contributions made by the Company to match pre-tax elective deferral contributions (included under Salary) made under the SEACOR Savings Plan as described in (3) above.

(7)	“All Other Compensation” includes $4,833, $3,601 and $2,697 in 2012, 2011 and 2010, respectively, of interest earned on the second and third installments of bonus payments (see FN1), and $7,500, $6,035 and $6,610 in 2012, 2011 and 2010, respectively, of contributions made by the Company to match pre-tax elective deferral contributions (included under Salary) made under the SEACOR Savings Plan as described in (3) above.
(8)	Of Mr. Robinson’s 2012 Bonus, $150,000 was awarded specifically in connection with his work regarding the sale of a portion of the Company’s environmental business, NRC, and was paid in 2012 upon closing of the transaction.
(9)	“All Other Compensation” includes $4,164, $3,242 and $2,477 in 2012, 2011 and 2010, respectively, of interest earned on the second and third installments of bonus payments (see FN1), and $7,500, $6,035 and $4,915 in 2012, 2011 and 2010, respectively, of contributions made by the Company to match pre-tax elective deferral contributions (included under Salary) made under the SEACOR Savings Plan as described in (3) above.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

TABLE II

GRANTS OF PLAN–BASED AWARDS (FISCAL YEAR 2012)

The following table sets forth certain information with respect to grants of share plan-based awards during the year ended December 31, 2012, to each of the Named Executive Officers.

Name	Approval Date	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1)(2) (#)	All Other Option Awards: Number of Securities Underlying Options(3)(4) (#)	Exercise or Base Price of Option Awards ($)	Market Price on Grant Date ($)	Grant Date Fair Value of Stock and Option Awards(5) ($)
Charles Fabrikant	3/2/2012	3/2/2012	10,000			98.34	983,400
Executive Chairman	3/2/2012	3/2/2012		3,750	98.34	98.34	118,360
	3/2/2012	6/4/2012		3,750	85.46	85.46	99,232
	3/2/2012	9/4/2012		3,750	87.12	87.12	100,814
	3/2/2012	12/4/2012		3,750	90.86	90.86	112,023

Richard Ryan	3/2/2012	3/2/2012	3,500			98.34	344,190
Senior Vice President	3/2/2012	3/2/2012		1,250	98.34	98.34	39,453
and Chief Financial Officer	3/2/2012	6/4/2012		1,250	85.46	85.46	33,077
	3/2/2012	9/4/2012		1,250	87.12	87.12	33,605
	3/2/2012	12/4/2012		1,250	90.86	90.86	37,341

Oivind Lorentzen	3/2/2012	3/2/2012	10,000			98.34	983,400
Chief Executive Officer	3/2/2012	3/2/2012		3,750	98.34	98.34	118,360
	3/2/2012	6/4/2012		3,750	85.46	85.46	99,232
	3/2/2012	9/4/2012		3,750	87.12	87.12	100,814
	3/2/2012	12/4/2012		3,750	90.86	90.86	112,023

Paul Robinson	3/2/2012	3/2/2012	3,500			98.34	344,190
Senior Vice President,	3/2/2012	3/2/2012		1,250	98.34	98.34	39,453
General Counsel and Secretary	3/2/2012	6/4/2012		1,250	85.46	85.46	33,077
	3/2/2012	9/4/2012		1,250	87.12	87.12	33,605
	3/2/2012	12/4/2012		1,250	90.86	90.86	37,341

Dick Fagerstal	3/2/2012	3/2/2012	4,000			98.34	393,360
Senior Vice President Corporate	3/2/2012	3/2/2012		1,750	98.34	98.34	55,235
Development and Finance	3/2/2012	6/4/2012		1,750	85.46	85.46	46,309
	3/2/2012	9/4/2012		1,750	87.12	87.12	47,046
	3/2/2012	12/4/2012		1,750	90.86	90.86	52,277

(1)	The amounts set forth in this column reflect the number of shares of restricted stock granted in March 2013. The Company generally provides restricted stock awards that vest in five equal annual installments commencing approximately one year after the date of the award. Restricted stock awards vest immediately upon the death, disability, qualified retirement, termination of the employee by the Company “without cause,” or the occurrence of a “change-in-control” of the Company. If cash dividends are paid by the Company, holders of restricted stock are entitled to receive such dividends whether or not the shares of restricted stock have vested.
(2)	Excludes restricted stock granted on March 4, 2013, with respect to 2012 compensation as follows: Mr. Fabrikant – 20,000 shares; Mr. Ryan – 6,000 shares; Mr. Lorentzen – 20,000 shares; Mr. Robinson – 7,000 shares; and Mr. Fagerstal – 5,000 shares.

(3)	Options granted are exercisable in 20% annual increments beginning on March 4, 2014. The options are priced in four equal installments over a one-year period, with the first such installment being priced on the date of grant at an exercise price equal to the market price on that date and the remaining installments being priced quarterly thereafter at a price equal to the closing market price of Common Stock on the date of the pricing. Options not yet exercisable become immediately exercisable upon the death, disability, qualified retirement, termination of the employee by the Company “without cause,” or the occurrence of a “change-in-control” of the Company.
(4)	Excludes stock options granted on March 4, 2013, with respect to 2012 compensation as follows: Mr. Fabrikant – 30,000 shares; Mr. Ryan – 6,000 shares; Mr. Lorentzen – 30,000 shares; Mr. Robinson – 6,000 shares; and Mr. Fagerstal – 8,000 shares. One fourth of such options are exercisable at $68.17 and the exercise price of the remainder will be determined based on the closing market price of Common Stock at each of three, six and nine months after the grant date.
(5)	The dollar amount of restricted stock and stock options set forth in this column reflects the aggregate grant date fair value of restricted stock and option awards in accordance with the FASB ASC Topic 718 without regard to forfeitures. Discussion of the policies and assumptions used in the calculation of the grant date fair value are set forth in Notes 1 and 13 of the Consolidated Financial Statements in the Company’s 2012 Annual Report to Stockholders.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

TABLE III

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2012)

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2012, held by the Named Executive Officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable)(1) (#)		Option Exercise Price(2) ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested(3) ($)
Charles Fabrikant	7,500	—		45.74	3/11/2015	21,600	(4)	1,807,488
Executive Chairman	7,500	—		34.78	3/11/2015	12,000	(5)	1,004,160
	7,500	—		50.20	3/11/2015	2,000	(6)	167,360
	7,500	—		46.51	3/11/2015
	7,500	—		53.20	3/2/2016
	7,500	—		63.59	3/2/2016
	7,500	—		67.42	3/2/2016
	7,500	—		74.45	3/2/2016
	7,500	—		75.45	3/4/2017
	7,500	—		74.36	3/4/2017
	7,500	—		67.80	3/4/2017
	7,500	—		70.57	3/4/2017
	6,000	1,500	(7)	74.95	3/4/2018
	6,000	1,500	(7)	68.50	3/4/2018
	6,000	1,500	(7)	62.70	3/4/2018
	6,000	1,500	(7)	39.00	3/4/2018
	4,500	3,000	(8)	36.65	3/4/2019
	4,500	3,000	(8)	57.95	3/4/2019
	4,500	3,000	(8)	55.56	3/4/2019
	4,500	3,000	(8)	54.67	3/4/2019
	3,000	4,500	(9)	59.53	3/4/2020
	3,000	4,500	(9)	47.92	3/4/2020
	3,000	4,500	(9)	61.02	3/4/2020
	3,000	4,500	(9)	92.30	3/4/2020
	1,500	6,000	(10)	93.37	3/4/2021
	1,500	6,000	(10)	91.96	3/4/2021
	1,500	6,000	(10)	79.92	3/4/2021
	1,500	6,000	(10)	82.77	3/4/2021
	—	3,750	(11)	93.34	3/4/2022
	—	3,750	(11)	80.46	3/4/2022
	—	3,750	(11)	82.12	3/4/2022
	—	3,750	(11)	85.86	3/4/2022

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable)(1) (#)		Option Exercise Price(2) ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested(3) ($)
Richard Ryan	—	500	(7)	74.95	3/4/2018	2,620	(4)	219,242
Senior Vice President	—	500	(7)	68.50	3/4/2018	1,700	(5)	142,256
and Chief Financial	—	500	(7)	62.70	3/4/2018	700	(6)	58,576
Officer	—	500	(7)	39.00	3/4/2018
	—	1,000	(8)	36.65	3/4/2019
	—	1,000	(8)	57.95	3/4/2019
	—	1,000	(8)	55.56	3/4/2019
	—	1,000	(8)	54.67	3/4/2019
	—	1,500	(9)	59.53	3/4/2020
	—	1,500	(9)	47.92	3/4/2020
	—	1,500	(9)	61.02	3/4/2020
	1,000	1,500	(9)	92.30	3/4/2020
	500	2,000	(10)	93.37	3/4/2021
	500	2,000	(10)	91.96	3/4/2021
	500	2,000	(10)	79.92	3/4/2021
	500	2,000	(10)	82.77	3/4/2021
	—	1,250	(11)	93.34	3/4/2022
	—	1,250	(11)	80.46	3/4/2022
	—	1,250	(11)	82.12	3/4/2022
	—	1,250	(11)	85.86	3/4/2022
Oivind Lorentzen	3,000	—		23.33	5/20/2013	2,000	(4)	167,360
Chief Executive Officer	3,000	—		22.88	5/19/2014	12,000	(12)	1,004,160
	3,000	—		46.90	6/27/2015	2,000	(5)	167,360
	3,000	—		65.59	5/17/2016	2,000	(6)	167,360
	3,000	—		79.68	5/17/2017
	3,000	—		73.50	3/4/2018
	3,000	—		56.74	5/13/2019
	3,000	—		55.95	5/20/2020
	1,500	6,000	(10)	93.37	3/4/2021
	1,500	6,000	(10)	91.96	3/4/2021
	1,500	6,000	(10)	79.92	3/4/2021
	1,500	6,000	(10)	82.77	3/4/2021
	—	3,750	(11)	93.34	3/4/2022
	—	3,750	(11)	80.46	3/4/2022
	—	3,750	(11)	82.12	3/4/2022
	—	3,750	(11)	85.86	3/4/2022

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable)(1) (#)		Option Exercise Price(2) ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested(3) ($)
Paul Robinson	4,000	—		68.82	10/16/2017	2,760	(4)	230,957
Senior Vice President,	—	350	(8)	36.65	3/4/2019	1,700	(5)	142,256
General Counsel and	—	350	(8)	57.95	3/4/2019	700	(6)	58,576
Secretary	—	350	(8)	55.56	3/4/2019
	—	350	(8)	54.67	3/4/2019
	—	1,500	(9)	59.53	3/4/2020
	—	1,500	(9)	47.92	3/4/2020
	—	1,500	(9)	61.02	3/4/2020
	1,000	1,500	(9)	92.30	3/4/2020
	500	2,000	(10)	93.37	3/4/2021
	500	2,000	(10)	91.96	3/4/2021
	500	2,000	(10)	79.92	3/4/2021
	500	2,000	(10)	82.77	3/4/2021
	—	1,250	(11)	93.34	3/4/2022
	—	1,250	(11)	80.46	3/4/2022
	—	1,250	(11)	82.12	3/4/2022
	—	1,250	(11)	85.86	3/4/2022
Dick Fagerstal	500	—		75.45	3/4/2017	2,400	(4)	200,832
Senior Vice President	500	—		74.36	3/4/2017	1,600	(5)	133,888
Corporate Development	500	—		67.80	3/4/2017	800	(6)	66,944
and Finance	500	—		70.57	3/4/2017
	500	500	(7)	74.95	3/4/2018
	500	500	(7)	68.50	3/4/2018
	500	500	(7)	62.70	3/4/2018
	500	500	(7)	39.00	3/4/2018
	500	1,000	(8)	36.65	3/4/2019
	500	1,000	(8)	57.95	3/4/2019
	500	1,000	(8)	55.56	3/4/2019
	500	1,000	(8)	54.67	3/4/2019
	600	1,800	(9)	59.53	3/4/2020
	600	1,800	(9)	47.92	3/4/2020
	600	1,800	(9)	61.02	3/4/2020
	1,200	1,800	(9)	92.30	3/4/2020
	600	2,400	(10)	93.37	3/4/2021
	600	2,400	(10)	91.96	3/4/2021
	600	2,400	(10)	79.92	3/4/2021
	600	2,400	(10)	82.77	3/4/2021
	—	1,750	(11)	93.34	3/4/2022
	—	1,750	(11)	80.46	3/4/2022
	—	1,750	(11)	82.12	3/4/2022
	—	1,750	(11)	85.86	3/4/2022

(1)	Options vest incrementally at a rate of one-fifth per year.
(2)	Option exercise prices in this table reflect the $5.00 reduction that resulted from the Special Cash Dividend paid during the year ended December 31, 2012.
(3)	The amounts set forth in this column equal the number of shares of restricted stock indicated multiplied by the closing price of the Company’s common stock on December 31, 2012, which was $83.68.
(4)	These shares will vest on March 4, 2015, assuming continued employment with the Company.

(5)	These shares will vest on March 4, 2016, assuming continued employment with the Company.
(6)	These shares will vest on March 4, 2017, assuming continued employment with the Company.
(7)	These options vested on March 4, 2013.
(8)	These options will vest in equal proportions on March 4 of 2013 and 2014, assuming continued employment with the Company.
(9)	These options will vest in equal proportions on March 4 of 2013, 2014 and 2015, assuming continued employment with the Company.
(10)	These options will vest in equal proportions on March 4 of 2013, 2014, 2015 and 2016, assuming continued employment with the Company.
(11)	These options will vest in equal proportions on March 4 of 2013, 2014, 2015, 2016 and 2017, assuming continued employment with the Company.
(12)	These shares will vest on September 20, 2015, assuming continued employment with the Company.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

TABLE IV

OPTION EXERCISES AND STOCK VESTED (FISCAL YEAR 2012)

The following table sets forth certain information with respect to the number of options that the Named Executive Officers exercised in 2012 and the value realized from the vesting of restricted stock awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Charles Fabrikant	60,000	3,679,950	113,100	10,438,312
Executive Chairman
Richard Ryan	7,500	236,818	11,040	1,013,291
Senior Vice President and Chief Financial Officer
Oivind Lorentzen	—	—	40,000	3,502,160
Chief Executive Officer
Paul Robinson	2,200	84,817	10,380	942,581
Senior Vice President, General Counsel and Secretary
Dick Fagerstal	—	—	10,680	979,285
Senior Vice President Corporate Development and Finance

(1)	The value realized on the exercise of stock options is based on the difference between the exercise price and the market price on the date of exercise.
(2)	The value realized on vesting is determined by multiplying the number of shares vesting by the market price at the close of business on the date of vesting.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

TABLE V

NON-QUALIFIED DEFERRED COMPENSATION (FISCAL YEAR 2012)

A non-qualified deferred compensation plan (the “Deferred Compensation Plan”) was established by the Company in 2005 and provides non-employee directors and a select group of highly compensated employees (including the Named Executive Officers) the ability to defer receipt of up to 75% of their cash base salary, up to 100% of their cash bonus and up to 100% of their vested restricted stock for each fiscal year. Each participant’s compensation deferrals are credited to a bookkeeping account and, subject to certain restrictions, each participant may elect to have their cash deferrals in such account indexed against one or more investment options, solely for purposes of determining amounts payable for earnings or losses under the Deferred Compensation Plan (the Company is not obligated to actually invest any deferred amounts in the selected investment options). Participants may receive a distribution of deferred amounts, plus any earnings thereon (or less any losses), on a date specified by the participant or, if earlier, upon a separation from service or upon a change of control. All distributions to participants following a separation from service must be in the form of a lump sum, except if such separation qualifies as “retirement” under the terms of the Deferred Compensation Plan, in which case it may be paid in installments if previously elected by the participant. Distributions to “Key Employees” upon a separation from service (other than due to death) will not commence until at least six months after the separation from service. Participants are always 100% vested in the amounts that they contribute to their Deferred Compensation Plan accounts. The Company, at its option, may contribute amounts to participants’ accounts, which may be subject to vesting requirements.

The following table sets forth for the Named Executive Officers certain information as of December 31, 2012, and for the year then ended with respect to the Deferred Compensation Plan.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year End ($)
Charles Fabrikant	—	—	—	—	—
Executive Chairman
Richard Ryan (1)	4,429	—	537	—	7,843
Senior Vice President and Chief Financial Officer
Oivind Lorentzen	—	—	—	—	—
Chief Executive Officer
Paul Robinson	—	—	—	—	—
Senior Vice President, General Counsel and Secretary
Dick Fagerstal	—	—	—	—	—
Senior Vice President Corporate Development and Finance

(1)	The amount reported as Executive Contributions are included as compensation in the Summary Compensation Table for 2012. The amount reported as Aggregate Earnings is interest on the investment of the Executive Contributions pursuant to investment selections made by the Executive and is not included as compensation in the Summary Compensation Table for 2012.

TABLE VI

POTENTIAL PAYMENTS UPON DEATH, DISABILITY, QUALIFIED RETIREMENT,

TERMINATION WITHOUT CAUSE OR A CHANGE OF CONTROL

The following table sets forth cash bonus payments and the acceleration of stock options and restricted stock upon the death, disability, qualified retirement, termination without “cause” of the employee, or the occurrence of a “change-in-control” as of December 31, 2012.

Name	Bonus Awards(1) ($)	Option Awards(2) ($)	Stock Awards(3) ($)	Total ($)
Charles Fabrikant	1,318,761	941,535	2,979,008	5,239,304
Executive Chairman
Richard Ryan	278,266	313,845	420,074	1,012,185
Senior Vice President and Chief Financial Officer
Oivind Lorentzen	813,635	45,945	1,506,240	2,365,820
Chief Executive Officer
Paul Robinson	347,832	184,632	431,789	964,253
Senior Vice President, General Counsel and Secretary
Dick Fagerstal	297,320	342,874	401,664	1,041,858
Senior Vice President and Corporate Development Finance

(1)	As described in footnote 1 to Table I, sixty percent (60%) of a bonus is paid at the time of the award and the remaining forty percent (40%) is paid in two equal annual installments approximately one and two years after the date of the award. The amount in this table represents the total of all remaining annual installments yet to be paid as of December 31, 2012.
(2)	The dollar amount in this column reflects the accumulated value based on the difference between the strike prices and the closing price of the Common Stock on December 31, 2012, which was $83.68, for unvested options that would accelerate upon the death, disability, qualified retirement or termination without “cause” of the employee, or the occurrence of a “change in control.” Unvested options to purchase Common Stock with strike prices greater than $83.68 were excluded.
(3)	The dollar amount in this column reflects the closing price of the Common Stock on December 31, 2012, which was $83.68, for unvested shares that would accelerate upon the death, disability, qualified retirement or termination without “cause” of the employee, or the occurrence of a “change in control.”

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the management of the Company and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

The foregoing report is respectfully submitted by the Compensation Committee.

Pierre De Demandolx

Andrew Morse

R. Christopher Regan

The foregoing report shall not be deemed incorporated by reference by any general statement or reference to this Amendment into any filing under the Securities Act or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under those Acts.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Messrs. De Demandolx, Morse and Regan and each member of the Compensation Committee is an independent director. No member of the Compensation Committee: (i) was an officer or employee of the Company or any of its subsidiaries during 2012; (ii) was formerly an officer of the Company or any of its subsidiaries; or (iii) served on the board of directors of any other company any of whose executive officers served on the Company’s Compensation Committee or its Board.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding beneficial ownership of our Common Stock by all persons (including any “group” as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who were known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock as of December 31, 2012, other than Named Executive Officers and Directors.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Baron Capital Group, Inc. (1) 767 Fifth Avenue, 49th Floor New York, NY 10153	1,022,827	5.09%

BlackRock, Inc. (2) East 52nd Street New York, NY 10022	1,200,062	5.97%

Dimensional Fund Advisors LP (3) Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	1,232,405	6.13%

Findlay Park Partners LLP (4) Almack House, 4th Floor 28 King Street London, SW1Y 6QW	1,018,450	5.06%

Royce & Associates LLC (5) 745 Fifth Avenue New York, NY 10151	1,245,983	6.20%

The Vanguard Group, Inc. (6) 100 Vanguard Blvd. Malvern, PA 19355	1,153,094	5.73%

Wellington Management Company, LLP (7) 280 Congress Street Boston, MA 02110	2,092,835	10.41%

(1)	According to a Schedule 13G amendment filed jointly on February 14, 2013, by Baron Capital Group, Inc. (“BCG”), BAMCO, Inc. (“BAMCO”), Baron Capital Management, Inc. (“BCM”) and Ronald Baron (“Mr. Baron”), the filers are collectively the beneficial owners of more than 5% of the outstanding Common Stock. BCG and Mr. Baron have shared voting power with respect to 922,827 shares of Common Stock and shared dispositive power with respect to 1,022,827 shares of Common Stock. BAMCO has shared voting power with respect to 874,200 shares of Common Stock and shared dispositive power with respect to 974,200 shares of Common Stock. BCM has shared voting power with respect to 48,627 shares of Common Stock and shared dispositive power with respect to 48,627 shares of Common Stock. BAMCO and BCM serve as an investment advisor and for purposes of the reporting requirements of the Exchange Act may be deemed to beneficially own 1,022,827 shares of Common Stock. Various persons have the right to receive, or the power to direct, the receipt of dividends from, or the proceeds from the sale of, such shares of Common Stock. To our knowledge, no one person’s interest in such shares of Common Stock is more than 5% of the total Common Stock outstanding.
(2)	According to a Schedule 13G amendment filed on February 11, 2013, by BlackRock Inc. (“BlackRock”), BlackRock has sole dispositive power and sole voting power with respect to 1,200,062 shares of Common Stock. BlackRock serves as a parent holding company, and, for purposes of the reporting requirements of the Exchange Act, may be deemed to beneficially own 1,200,062 shares of Common Stock. Various persons have the right to receive, or the power to direct, the receipt of dividends from, or the proceeds from the sale of, such shares of Common Stock. No one person’s interest in such shares of Common Stock is more than 5% of the total Common Stock outstanding.
(3)	According to a Schedule 13G filed on February 11, 2013, by Dimensional Fund Advisors LP (“Dimensional”), Dimensional has sole voting power with respect to 1,209,039 shares of Common Stock and sole dispositive power with respect to 1,232,405 shares of Common Stock. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the “Funds”). In certain cases, subsidiaries of Dimensional may act as advisor or sub-advisor to certain Funds. In its role as investment advisor, sub-advisor and/or manager, neither Dimensional nor its subsidiaries possess voting and/or investment power over the shares of Common Stock owned by the Funds and may be deemed to be the beneficial owner of the shares of Common Stock. However, all of the Common Stock is owned by the Funds and Dimensional disclaims beneficial ownership of all such securities. The Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Common Stock held in their respective accounts. No one such Fund’s interest in such shares of Common Stock is more than 5% of the total Common Stock outstanding.
(4)	According to a Form 13F filed on February 13, 2013, by Findlay Park Partners LLP (“Findlay”), Findlay owns 1,018,450 shares of Common Stock. As a foreign owner of Common Stock, no further information is required or available.
(5)	According to a Schedule 13G filed on January 18, 2013, by Royce & Associates LLC (“Royce”), Royce has sole dispositive and sole voting power over 1,245,983 shares of Common Stock. Royce serves as an investment adviser, and for purposes of the reporting requirements of the Exchange Act may be deemed to beneficially own 1,245,983 shares of Common Stock.
(6)	According to a Schedule 13G amendment filed on February 12, 2013, by The Vanguard Group, Inc. (“Vanguard”), Vanguard has sole voting power with respect to 14,726 shares of Common Stock, sole dispositive power with respect to 1,139,268 shares of Common Stock and shared dispositive power with respect to 13,826 shares of Common Stock. Vanguard Fiduciary Trust Company (“VFTC”), a wholly-owned subsidiary of Vanguard, is the beneficial owner of 13,826 shares of the Common Stock as a result of its serving as an investment manager of collective trust accounts. VFTC directs the voting of these shares. Vanguard Investments Australia, Ltd. (“VIA”), a wholly-owned subsidiary of Vanguard, is the beneficial owner of 900 shares of the Common Stock as a result of its serving as investment manager of Australian investment offerings. VIA directs the voting of these shares. Vanguard may be deemed to beneficially own 1,153,094 shares of Common Stock.
(7)	According to a Schedule 13G amendment filed on January 10, 2013, by Wellington Management Company, LLP (“Wellington”), Wellington has shared voting power with respect to 1,006,222 shares of Common Stock and shared dispositive power with respect to 2,092,835 shares of Common Stock. Wellington serves as an investment advisor and for purposes of the reporting requirements of the Exchange Act may be deemed to beneficially own 2,092,835 shares of Common Stock. Various persons have the right to receive, or the power to direct, the receipt of dividends from, or the proceeds from the sale of, such shares of Common Stock. No one person’s interest in such shares of Common Stock is more than 5% of the total Common Stock outstanding.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information regarding beneficial ownership of our Common Stock by: (i) each Named Executive Officer of the Company set forth above in the “Compensation Discussion and Analysis”, (ii) each member of the Board who is not an employee of the Company and (iii) all directors and executive officers of the Company as a group (11 persons). Except where otherwise indicated in the footnotes to the table, all beneficial ownership information set forth below is as of April 26, 2013.

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class

Charles Fabrikant (3)	1,243,392	6.18%

Pierre de Demandolx (4)	49,920	*

Dick Fagerstal (5)	69,955	*

Oivind Lorentzen (6)	228,506	1.14%

Andrew R. Morse (7)	60,625	*

R. Christopher Regan (8)	35,657	*

Paul Robinson (9)	30,498	*

Richard Ryan (10)	28,205	*

Steven J. Wisch (11)	32,303	*

All directors and executive officers as a group (11 persons including those listed above) (12)	2,123,713	10.56%

*	Less than 1.0%.
(1)	Unless otherwise indicated, the address of each of the persons whose name appears in the table above is: c/o SEACOR Holdings Inc., 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316.
(2)	The information contained in the table above reflects “beneficial ownership” of Common Stock within the meaning of Rule 13d-3 under the Exchange Act. Unless otherwise indicated, all shares of Common Stock are held directly with sole voting and dispositive power. Beneficial ownership information reflected in the table above includes shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days after the date of filing of this Amendment.
(3)	Includes 559,700 shares of Common Stock that Mr. Fabrikant may be deemed to own through his interest in, and control of (i) Fabrikant International Corporation (“FIC”), of which he is President, the record owner of 358,529 shares of Common Stock; (ii) VSS Holding Corporation, of which he is President and sole stockholder, the record owner of 89,236 shares of Common Stock; (iii) the Article Seven Trust, of which he is a trustee, the record owner of 1,434 shares of Common Stock; (iv) the Charles Fabrikant 1974 Trust, of which he is a trustee, the record owner of 1,540 shares of Common Stock; (v) the Jane Strasser 1974 Trust, of which he is a trustee, the record owner of 1,540 shares of Common Stock; (vi) the Sara J. Fabrikant 2012 GST Exempt Trust, of which he is a trustee, the record owner of 12,000 shares of Common Stock; (vii) Sara Fabrikant, his wife, the record owner of 14,826 shares of Common Stock; (viii) the Estate of Elaine Fabrikant, over which he is the executor, the record owner of 18,995 shares of Common Stock; (ix) the Charles Fabrikant 2012 GST Exempt Trust, of which his wife is a trustee, the record holder of 60,000 shares of Common Stock; (x) the Harlan Saroken 2009 Family Trust, of which his wife is a trustee, the record holder of 800 shares of Common Stock; and (xi) the Eric Fabrikant 2009 Family Trust, of which his wife is a trustee, the record owner of 800 shares of Common Stock; and includes 55,600 shares of restricted stock over which Mr. Fabrikant exercises sole voting power and 228,108 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days.
(4)	Includes 38,660 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days.
(5)	Includes 9,800 shares of restricted stock over which Mr. Fagerstal exercises sole voting power and 27,060 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days.
(6)	Includes 38,000 shares of restricted stock over which Mr. Lorentzen exercises sole voting power, 32,500 shares of Common Stock that Mr. Lorentzen may be deemed to own through various trusts held for his children and 50,256 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days.
(7)	Includes 34,794 shares of Common Stock issuable upon the exercise of options that are exercisable or will become exercisable within 60 days.
(8)	Includes 5,095 shares of Common Stock that Mr. Regan may be deemed to own through various trusts held for his children and 27,062 shares of Common Stock issuable upon the exercise of options that are exercisable or will become exercisable within 60 days.
(9)	Includes 12,160 shares of restricted stock over which Mr. Robinson exercises sole voting power and 8,373 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days.

(10)	Includes 11,020 shares of restricted stock over which Mr. Ryan exercises sole voting power and 5,797 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days.
(11)	Includes 30,928 shares of Common Stock issuable upon the exercise of options that are exercisable or will become exercisable within 60 days.
(12)	The number of shares of our Common Stock owned by all directors and executive officers (including those listed above, as well as Evan Behrens, Senior Vice President Business Development and John Gellert, Senior Vice President) includes 675,597 shares of Common Stock issuable upon the exercise of options that are exercisable or will become exercisable within 60 days.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 regarding shares of the Common Stock to be issued upon exercise and the weighted-average exercise price of all outstanding options, warrants and rights granted under the Company’s equity compensation plans as well as the number of shares available for issuance under such plans. No equity compensation plans have been adopted without the approval of the Company’s stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,281,821	$68.96	1,200,417

Equity compensation plans not approved by security holders	—	—	—

Total	1,281,821	$68.96	1,200,417

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions Policy

The Company has established a written policy for the review and approval or ratification of transactions with related persons (the “Related Person Transactions Policy”) to assist it in reviewing transactions in excess of $120,000 (“Transactions”) involving the Company and its subsidiaries and Related Persons (as defined below). Examples include, among other things, sales, purchases or transfers of real or personal property, use of property or equipment by lease or otherwise, services received or furnished, borrowing or lending (including guarantees), and employment by the Company of an immediate family member of a Related Person or a change in the material terms or conditions of employment of such an individual.

The Related Person Transactions Policy supplements the Company’s other conflict of interest policies set forth in the Company’s Corporate Governance Guidelines, its Code of Business Conduct and Ethics and its other internal procedures. A summary description of the Related Person Transactions Policy is set forth below.

For purposes of the Related Person Transactions Policy, a Related Person includes the Company’s directors, director nominees and executive officers since the beginning of the Company’s last fiscal year, beneficial owners of 5% or more of any class of the Company’s voting securities and members of their respective Immediate Family (as defined in the Policy).

The Related Person Transactions Policy provides that Transactions since the beginning of the last fiscal year must be approved or ratified by the Board. The Board has delegated to the Audit Committee the review and, when appropriate, approval or ratification of Transactions. Upon the presentation of a proposed Transaction, the Related Person is excused from participation and voting on the matter. In approving, ratifying or rejecting a Transaction, the Audit Committee will consider such information as it deems important to conclude if the transaction is fair and reasonable to the Company.

Whether a Related Person’s interest in a Transaction is material or not will depend on all facts and circumstances, including whether a reasonable investor would consider the Related Person’s interest in the Transaction important, together with all other available information, in deciding whether to buy, sell or hold the Company’s securities. In administering this policy, the Board or the relevant committee will be entitled (but not required) to rely upon such determinations of materiality by company management.

The following factors are taken into consideration in determining whether to approve or ratify a Transaction with a Related Person:

•	the Related Person’s relationship to the Company and interest in the Transaction;

•	the material facts of the Transaction, including the proposed aggregate value of such Transaction;

•	the materiality of the Transaction to the Related Person and the Company, including the dollar value of the Transaction, without regard to profit or loss;

•	the business purpose for and reasonableness of the Transaction, taken in the context of the alternatives available to the Company for attaining the purposes of the Transaction;

•	whether the Transaction is comparable to an arrangement that could be available on an arms-length basis and is on terms that are generally available;

•	whether the Transaction is in the ordinary course of the Company’s business and was proposed and considered in the ordinary course of the Company’s business; and

•

the effect of the Transaction on the Company’s business and operations, including on the Company’s internal control over financial reporting and system of disclosure controls or procedures, and any additional conditions or controls (including reporting and review requirements) that should be applied to such transaction.

The following arrangements will not generally give rise to Transactions with a Related Person for purposes of the Related Persons Transactions Policy given their nature, size and/or degree of significance to the Company:

•

Use of property, equipment or other assets owned or provided by the Company, including aircraft, vehicles, housing and computer or telephonic equipment, by a Related Person primarily for Company business purposes where the value of any personal use during the course of a year is less than $10,000;

•

Reimbursement of business expenses incurred by a director or executive officer of the Company in the performance of his or her duties and approved for reimbursement by the Company in accordance with the Company’s customary policies and practices;

•	Compensation arrangements for non-employee directors for their services as such that have been approved by the Board or a committee thereof;

•

Compensation arrangements, including base pay and bonuses (whether in the form of cash or equity awards), for employees or consultants (other than a director or nominee for election as a director) for their services as such that have been approved by the Compensation Committee and employee benefits regularly provided under plans and programs generally available to employees; however, personal benefits from the use of company-owned or company-provided assets, including, but not limited to, personal use of company-owned or company-provided aircraft and housing, not used primarily for company business purposes may give rise to a Transaction with a Related Person;

•

A transaction where the rates or charges involved are determined by competitive bids or involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority; and

•	A transaction involving services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.

Certain Relationships and Related Transactions

The Company manages barge pools as part of its Inland River Services segment. Pursuant to pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Charles Fabrikant, the Executive Chairman, companies controlled by Charles Fabrikant and trusts for the benefit of his two children, own barges that participate in the barge pools managed by the Company. In the years ended December 31, 2012, 2011 and 2010, Charles Fabrikant and his affiliates earned $0.8 million, $1.1 million and $1.0 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2012 and 2011, the Company owed Charles Fabrikant and his affiliates $0.4 million and $0.4, respectively, for undistributed net barge pool results. Charles Fabrikant and his affiliates participate in the barge pools on the same terms and conditions as other pool participants who are unrelated to the Company.

Eric Fabrikant, son of Charles Fabrikant, the Executive Chairman, is the Vice President of the Company’s Commodity Trading Division and the President of SEACOR Environmental Services Inc. As compensation for his services as an executive of the Company during 2011, Eric Fabrikant was paid a salary of $210,000 and was awarded a bonus of $700,000, $500,000 of which was awarded specifically in connection with his leadership role regarding the sale of a portion of the Company’s environmental business, National Response Corporation. Eric Fabrikant’s salary in 2013 remained at a rate of $210,000 per annum. In 2013, Eric Fabrikant was granted 4,000 shares of restricted stock and options to purchase 6,000 shares of Common Stock in recognition of his service in 2012.

Director Independence

The Board has adopted standards for determination of director independence in compliance with the Corporate Governance Listing Standards of the New York Stock Exchange (the “NYSE”). A copy of the Company’s Corporate Governance Guidelines is available to holders of the Company’s Common Stock free of charge on the Company’s website at www.seacorholdings.com under the link chain “Investors - Corporate Governance – Governance Documents.” Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K/A. A director is deemed independent if the Nominating and Corporate Governance Committee and the Board find that the director is independent under the NYSE’s governance standards and the additional standards approved by the Board, which go beyond those required by the NYSE. The Board evaluates the facts and circumstances of each director candidate. For a director to be deemed independent, the Board must conclude that a director does not have any relationship that is likely to impair his or her ability to act independently.

The Board has affirmatively determined that each member of the Board meets the Company’s independence standards with the exception of Mr. Fabrikant (because he is the current Executive Chairman of the Company) and Mr. Lorentzen (because he is the current Chief Executive Officer of the Company). The independence standards adopted by the Company are published on the Company’s website at www.seacorholdings.com, under the link chain “Investors - Corporate Governance – Governance Documents.” Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K/A.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by Ernst & Young for the years ended December 31 were as follows:

	2012	2011
Audit Fees	$2,811,761	$2,896,345
Audit-Related Fees	7,060	30,288
Tax Fees	121,681	45,245
All Other Fees	44,244	62,415

Total	$2,984,746	$3,034,293

Audit Fees represent fees for professional services provided in connection with the audit of the Company’s financial statements, reporting on management’s assertions regarding internal controls over financial reporting in compliance with Section 404 of the Sarbanes Oxley Act, review of the Company’s quarterly financial statements, and services provided in connection with other statutory or regulatory filings. Audit Fees in 2012 included services provided in connection with the potential initial public offering of ERA Group Inc., a subsidiary of the Company. Audit-Related Fees represent fees for professional services provided in consulting on interpretations and application of FASB pronouncements and SEC regulations. Tax Fees represent fees for services in connection with the preparation and filing of tax returns in jurisdictions outside the United States.

The Audit Committee has determined that the provision of the services described above is compatible with maintaining the independence of Ernst & Young. All of the services described in the foregoing table were approved in conformity with the Audit Committee’s pre-approval process.

Pre-approval Policy for Services of Independent Registered Public Accounting Firm. The Audit Committee’s policy is to pre-approve all audit services, audit-related services, and other services permitted by law provided by the independent registered public accounting firm. In accordance with that policy, the Audit Committee annually reviews and approves a list of specific services and categories of services, including audit, audit related, tax, and other permitted services, for the current or upcoming fiscal year, subject to specified terms and cost levels. Any service not included in the approved list of services or any modification to previously approved services, including changes in fees, must be specifically pre-approved by the Audit Committee. Where proposed additions or modifications relate to tax and all other non-audit services to be provided by the independent registered public accounting firm, the Audit Committee may delegate the responsibility of pre-approval to the Chair of the Audit Committee. To ensure prompt handling of unforeseeable or unexpected matters that arise between Audit Committee meetings, the Audit Committee has delegated authority to its Chair, and/or to such other members of the Audit Committee that the Chair may designate, to review and if appropriate approve in advance, any request by the independent registered public accounting firm to provide tax and/or all other non-audit services.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1. and 2. Financial Statements and Financial Statement Schedules – See Index to Consolidated Financial Statements and Financial Statement Schedule of the Original Filing.

3. Exhibits

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 3.1(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 and filed with the Commission on May 15, 1997).

3.2*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 and filed with the Commission on May 15, 1997).

3.3*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-126613) filed with the Commission on July 15, 2005).

Exhibit Number	Description

3.4*	Fourth Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2010).

4.1*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.2*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.3*	First Supplemental Indenture, dated as of September 27, 2002, to Indenture, dated as of January 10, 2001, between SEACOR SMIT Inc. and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with Commission on October 1, 2002).

4.4*	Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (including forms of notes) (incorporated herein by reference to Exhibit 4.7 of Seabulk International, Inc.‘s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.5*	Supplemental Indenture, dated September 24, 2009, between SEACOR Holdings Inc. and U.S. Bank National Association, as trustee (including therein Form of Global Note 7.375% Senior Notes Due 2019) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with Commission on September 24, 2009).

10.1*+	SEACOR Holdings Inc. 1996 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on March 18, 1996).

10.2*+	SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).

10.3*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.4*	License Agreement, dated December 19, 1996, between SEACOR Holdings Inc., certain subsidiaries of SEACOR Holdings Inc. and Smit Intenationale N.V. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.5*+	Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Commission on March 30, 2000).

10.6*+	Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Commission on March 30, 2000).

10.7*+	Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Commission on March 30, 2000).

10.8*+	SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).

10.9*+	SEACOR SMIT Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).

10.10*+	Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.11*+	Form of Restricted Stock Grant Agreement under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.12*	Form of Warrant Exchange Agreement (incorporated herein by reference to Exhibit 10.32 of the Company’s Registration Statement (No. 333-124232) on Form S-4/A filed with the Commission on May 25, 2005).

Exhibit Number	Description

10.13*+	SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2005).

10.14*	Revolving Credit Facility Agreement, dated November 3, 2006, between SEACOR Holdings Inc. as Borrower, and DNB Nor, ASA, as Agent (incorporated herein by reference to Exhibit 10.1 of SEACOR’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 filed with the Commission on November 7, 2006).

10.15*+	SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-56714) filed with the Commission on March 8, 2001).

10.16*+	SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 13, 2007).

10.17*	Amendment No. 1 to Revolving Credit Facility Agreement dated as of November 3, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2007).

10.18*+	Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.19*+	Form of Stock Option Grant Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.20*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.21*+	SEACOR Holdings Inc. 2009 Employee Stock Purchase Plan effective March 11, 2009 (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.22*+	SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through March 11, 2009) (incorporated herein by reference to Appendix B of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.23*+	SEACOR Holdings Inc. Management Incentive Plan (incorporated herein by reference to Appendix C of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.24*+	Form of Restricted Stock Grant Agreement Pursuant to the SEACOR Holdings Inc. Amended 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Commission on February 25, 2011).

10.25***	Senior Secured Revolving Credit Facility Agreement by and among (1) Era Group Inc., (2) Wells Fargo Securities, LLC, JP Morgan Chase Bank, N.A., Deutsche Bank Securities Inc., Suntrust Robinson Humphrey, Inc. and Regions Bank, as mandated lead arrangers, (3) Wells Fargo Securities, LLC, JP Morgan Chase Bank, N.A., Deutsche Bank Securities Inc., Suntrust Robinson Humphrey, Inc. and Regions Bank, as bookrunners, (4) Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, (5) JP Morgan Chase Bank, N.A., as syndication agent, (6) Deutsche Bank Securities Inc., Suntrust Bank and Regions Bank, as co-documentation agents, (7) Compass Bank, Whitney Bank, Goldman Sachs Bank USA, Comerica Bank and The Northern Trust Company, as managing agents, (8) Wells Fargo, as swing line bank, and (9) banks and financial institutions whose names and addresses are set out in Schedule A to the agreement.

10.26+***	Compensation Arrangements for the Executive Officers.

10.27+***	Compensation of Non-Employee Directors.

21.1***	List of Registrant’s Subsidiaries.

23.1***	Consent of Independent Registered Public Accounting Firm.

31.1***	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2***	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.3	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit Number	Description

31.4	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1***	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.
+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
***	Filed with the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to its annual report on Form 10-K for the fiscal year ended December 31, 2012, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

By:	/s/ Charles Fabrikant
Charles Fabrikant
Executive Chairman of the Board
(Principal Executive Officer)

Date: May 3, 2013