Form 10-Q
period 2013-06-30
SEACOR HOLDINGS INC /NEW/
filed 2013-07-30
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of July 25, 2013 was 20,230,727. The Registrant has no other class of common stock outstanding.

1

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$394,783	$248,204
Restricted cash	16,776	28,285
Marketable securities	27,264	21,668
Receivables:
Trade, net of allowance for doubtful accounts of $1,153 and $1,201 in 2013 and 2012, respectively	188,128	224,944
Other	37,204	45,334
Inventories	22,955	25,787
Deferred income taxes	3,530	3,530
Prepaid expenses and other	11,715	12,719
Discontinued operations	—	108,153
Total current assets	702,355	718,624
Property and Equipment:
Historical cost	2,212,929	2,238,383
Accumulated depreciation	(806,672)	(763,803)
	1,406,257	1,474,580
Construction in progress	133,985	110,296
Net property and equipment	1,540,242	1,584,876
Investments, at Equity, and Advances to 50% or Less Owned Companies	293,793	272,535
Construction Reserve Funds & Title XI Reserve Funds	150,375	195,629
Goodwill	17,978	17,978
Intangible Assets, Net	14,594	15,305
Other Assets	48,996	55,123
Discontinued Operations	—	840,724
	$2,768,333	$3,700,794
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$25,109	$21,920
Current portion of capital lease obligations	10	2,900
Accounts payable and accrued expenses	73,185	107,892
Other current liabilities	112,310	93,093
Discontinued operations	—	39,836
Total current liabilities	210,614	265,641
Long-Term Debt	674,444	655,309
Capital Lease Obligations	24	59
Deferred Income Taxes	421,623	426,027
Deferred Gains and Other Liabilities	115,078	120,342
Discontinued Operations	—	490,741
Total liabilities	1,421,783	1,958,119
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 37,035,464 and 36,740,324 shares issued in 2013 and 2012, respectively	370	367
Additional paid-in capital	1,347,909	1,330,324
Retained earnings	1,066,697	1,473,509
Shares held in treasury of 16,851,335 and 16,852,391 in 2013 and 2012, respectively, at cost	(1,089,061)	(1,088,560)
Accumulated other comprehensive loss, net of tax	(4,243)	(1,986)
	1,321,672	1,713,654
Noncontrolling interests in subsidiaries	24,878	29,021
Total equity	1,346,550	1,742,675
	$2,768,333	$3,700,794

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Revenues	$315,563	$309,225	$582,627	$607,074
Costs and Expenses:
Operating	240,113	244,545	441,026	452,964
Administrative and general	34,718	36,301	70,363	71,292
Depreciation and amortization	33,783	33,220	67,331	62,922
	308,614	314,066	578,720	587,178
Gains on Asset Dispositions and Impairments, Net	12,305	3,342	14,320	7,119
Operating Income (Loss)	19,254	(1,499)	18,227	27,015
Other Income (Expense):
Interest income	3,218	7,392	6,385	10,035
Interest expense	(7,922)	(10,012)	(20,762)	(19,999)
Debt extinguishment losses, net	—	—	—	(160)
Marketable security gains, net	6,557	11,596	10,552	14,954
Derivative gains (losses), net	(825)	2,554	(2,932)	(404)
Foreign currency gains (losses), net	(916)	(1,024)	(4,927)	637
Other, net	195	443	198	359
	307	10,949	(11,486)	5,422
Income from Continuing Operations Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies	19,561	9,450	6,741	32,437
Income Tax Expense	7,975	3,250	5,322	12,710
Income from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	11,586	6,200	1,419	19,727
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	7,710	295	6,841	7,956
Income from Continuing Operations	19,296	6,495	8,260	27,683
Income (Loss) from Discontinued Operations, Net of Tax	—	4,804	(211)	19,989
Net Income	19,296	11,299	8,049	47,672
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	25	50	(348)	(65)
Net Income attributable to SEACOR Holdings Inc.	$19,271	$11,249	$8,397	$47,737

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$19,271	$6,445	$8,508	$27,748
Discontinued operations	—	4,804	(111)	19,989
	$19,271	$11,249	$8,397	$47,737

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.97	$0.31	$0.43	$1.35
Discontinued operations	—	0.24	(0.01)	0.97
	$0.97	$0.55	$0.42	$2.32

Diluted Earnings Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.91	$0.31	$0.42	$1.33
Discontinued operations	—	0.23	—	0.96
	$0.91	$0.54	$0.42	$2.29

Weighted Average Common Shares Outstanding:
Basic	19,825,229	20,584,567	19,782,318	20,552,114
Diluted	24,392,312	20,871,380	20,114,904	20,883,570
The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$19,296	$11,299	$8,049	$47,672
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	(340)	(1,415)	(4,538)	1,785
Reclassification of foreign currency translation losses to foreign currency gains (losses), net	—	—	—	758
Derivative gains (losses) on cash flow hedges	331	(195)	380	(671)
Reclassification of derivative losses on cash flow hedges to interest expense	—	660	—	1,296
Reclassification of derivative losses on cash flow hedges to equity in earnings of 50% or less owned companies	151	145	318	219
Other	—	—	—	42
	142	(805)	(3,840)	3,429
Income tax (expense) benefit	(41)	249	1,186	(1,145)
	101	(556)	(2,654)	2,284
Comprehensive Income	19,397	10,743	5,395	49,956
Comprehensive Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	48	(44)	(800)	92
Comprehensive Income attributable to SEACOR Holdings Inc.	$19,349	$10,787	$6,195	$49,864

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2012	$367	$1,330,324	$1,473,509	$(1,088,560)	$(1,986)	$29,021	$1,742,675
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	978	—	—	978
Exercise of stock options	1	7,829	—	—	—	—	7,830
Director stock awards	—	125	—	—	—	—	125
Restricted stock and restricted stock units	2	(27)	—	—	—	—	(25)
Distribution of Era Group stock to shareholders	—	—	(415,209)	—	(55)	(107)	(415,371)
Share award settlements for Era Group employees and directors	—	(631)	—	—	—	—	(631)
Amortization of share awards	—	8,810	—	—	—	—	8,810
Cancellation of restricted stock	—	1,479	—	(1,479)	—	—	—
Issuance of noncontrolling interests	—	—	—	—	—	40	40
Distributions to noncontrolling interests	—	—	—	—	—	(3,276)	(3,276)
Net income	—	—	8,397	—	—	(348)	8,049
Other comprehensive loss	—	—	—	—	(2,202)	(452)	(2,654)
Six months ended June 30, 2013	$370	$1,347,909	$1,066,697	$(1,089,061)	$(4,243)	$24,878	$1,346,550

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Six Months Ended June 30,
	2013	2012
Net Cash Provided by Operating Activities of Continuing Operations	$78,235	$65,293
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(87,931)	(99,507)
Proceeds from disposition of property and equipment	125,432	7,394
Investments in and advances to 50% or less owned companies	(26,822)	(31,906)
Return of investments and advances from 50% or less owned companies	8,315	25,641
Net advances on revolving credit line to 50% or less owned companies	—	(300)
Principal payments received on third party notes receivable, net	4,509	18,970
Net decrease in restricted cash	11,509	2,934
Net decrease in construction reserve funds and Title XI reserve funds	45,254	67,554
Payments received on third party leases, net	1,731	1,793
Business acquisitions, net of cash acquired	(10,540)	(148,084)
Net cash provided by (used in) investing activities of continuing operations	71,457	(155,511)
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt and capital lease obligations	(10,027)	(64,712)
Net borrowings (repayments) under inventory financing arrangements	2,365	(14,798)
Proceeds from issuance of long-term debt	6	134
Common stock acquired for treasury	—	(17,431)
Share award settlements for Era Group employees and directors	(357)	—
Proceeds and tax benefits from share award plans	8,779	6,659
Distributions paid to noncontrolling interests, net of issuances	(3,236)	(1,715)
Net cash used in financing activities of continuing operations	(2,470)	(91,863)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2,565)	910
Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	144,657	(181,171)
Cash Flows from Discontinued Operations:
Operating Activities	24,298	76,624
Investing Activities	(8,502)	5,715
Financing Activities	(14,017)	6,606
Effects of Exchange Rate Changes on Cash and Cash Equivalents	143	595
Net Increase in Cash and Cash Equivalents from Discontinued Operations	1,922	89,540
Net Increase (Decrease) in Cash and Cash Equivalents	146,579	(91,631)
Cash and Cash Equivalents, Beginning of Period	248,204	381,482
Cash and Cash Equivalents, End of Period	$394,783	$289,851

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial information for the three and six months ended June 30, 2013 and 2012 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of June 30, 2013, its results of operations for the three and six months ended June 30, 2013 and 2012, its comprehensive income for the three and six months ended June 30, 2013 and 2012, its changes in equity for the six months ended June 30, 2013, and its cash flows for the six months ended June 30, 2013 and 2012. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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

	2013	2012
Balance at beginning of period	$6,592	$9,845
Revenues deferred during the period	—	2,600
Revenues recognized during the period	—	(5,927)
Balance at end of period	$6,592	$6,518
As of June 30, 2013, deferred revenues of $6.6 million were related to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the "Conveyance") in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, are contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to August 17, 2012 are subject to bankruptcy court approval. The Company will continue to recognize revenues as cash is received and approved by the bankruptcy court or earlier should future collection become reasonably assured. All costs and expenses related to these charters were recognized as incurred.

Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive income (loss) were as follows:

	SEACOR Holdings Inc. Stockholders Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Other	Other Comprehensive Income (Loss)
December 31, 2012	$(1,238)	$(732)	$(16)	$(1,986)	$321	$(10)
Distribution of Era Group stock to shareholders	(55)	—	—	(55)	—	—
Other comprehensive income (loss)	(4,086)	698	—	(3,388)	(452)	—	$(3,840)
Income tax (expense) benefit	1,430	(244)	—	1,186	—	—	1,186
Six months ended June 30, 2013	$(3,949)	$(278)	$(16)	$(4,243)	$(131)	$(10)	$(2,654)
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
The Company’s financial assets and liabilities as of June 30, 2013 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$27,264	$—	$—
Derivative instruments (included in other receivables)	820	5,961	—
Construction reserve funds and Title XI reserve funds	150,375	—	—
LIABILITIES
Short sale of marketable securities (included in other current liabilities)	7,809	—	—
Derivative instruments (included in other current liabilities)	703	4,770	—
 ______________________

(1)
Marketable security gains, net include unrealized gains of $6.5 million and unrealized losses of $2.0 million for the three months ended June 30, 2013 and 2012, respectively, related to marketable security positions held by the Company as of June 30, 2013. Marketable security gains, net include unrealized gains of $10.5 million for the six months ended June 30, 2013, related to marketable security positions held by the Company as of June 30, 2013. Unrealized gains or losses for the six months ended June 30, 2012, related to marketable security positions held by the Company as of June 30, 2013 were not material.

The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2013 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$411,559	$411,559	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	9,315	see below
Notes receivable from other business ventures (included in other receivables and other assets)	21,674	see below
LIABILITIES
Long-term debt, including current portion(1)	699,553	—	813,568	—
______________________

(1)	The estimated fair value includes the conversion option on the Company's 2.5% Convertible Notes.
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
The Company’s non-financial assets and liabilities that were measured at fair value during the six months ended June 30, 2013 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Long-lived assets under construction(1)	$17,494	$—	$—
Investment in C-Lift LLC(2)	—	13,290	—
______________________

(1)
During the six months ended June 30, 2013, the Company recognized impairment charges of $3.0 million related to two of Shipping Services' harbor tugs while under construction, which were sold and leased back upon their completion (see Note 5).

(2)
During the six months ended June 30, 2013, the Company marked its equity investment in C-Lift LLC ("C-Lift") to fair value following its acquisition of a controlling interest (see Note 4). The investment's fair value was determined based on the Company's purchase price of the acquired interest.

3.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of June 30, 2013 were as follows (in thousands):

	Derivative Asset	Derivative Liability

Options on equities and equity indices	$415	$—
Forward currency exchange, option and future contracts	298	390
Interest rate swap agreements	—	4,271
Commodity swap, option and future contracts:
Exchange traded	554	703
Non-exchange traded	5,514	109
	$6,781	$5,473

Cash Flow Hedges. As of June 30, 2013, the Company had no interest rate swap agreements designated as cash flow hedges. As of June 30, 2013, one of the Company’s Offshore Marine Services 50% or less owned companies had an interest rate swap agreement maturing in 2015 that has been designated as a cash flow hedge. This instrument calls for the joint venture to pay a fixed interest rate of 1.48% on the amortized notional value of $17.5 million and receive a variable interest rate based on LIBOR on the amortized notional value. As of June 30, 2013, one of the Company’s Inland River Services 50% or less owned companies had four interest rate swap agreements with maturities ranging from 2013 through 2015 that have been designated as cash flow hedges. These instruments call for the joint venture to pay fixed rates of interest ranging from 1.53% to 4.16% on the aggregate amortized notional value of $38.8 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. Additionally, as of June 30, 2013, one of the Company’s Shipping Services 50% or less owned companies had an interest rate swap agreement maturing in 2017 that has been designated as a cash flow hedge. The instrument calls for the joint venture to pay a fixed interest rate of 2.79% on the amortized notional value of $38.4 million and received a variable interest rate based on LIBOR on the amortized notional value. By entering into these interest rate swap agreements, the Company's joint ventures have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.
The Company recognized gains (losses) on derivative instruments designated as cash flow hedges for the six months ended June 30 as follows (in thousands):

	2013	2012
Interest rate swap agreements, effective portion in other comprehensive income (loss)	$380	$(671)
Interest rate swap agreements, ineffective portion in derivative gains (losses), net	—	(19)
	$380	$(690)
Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments in derivative gains (losses), net for the six months ended June 30 as follows (in thousands):

	2013	2012
Options on equities and equity indices	$(3,012)	$(910)
Forward currency exchange, option and future contracts	(592)	373
Interest rate swap agreements	237	(237)
Commodity swap, option and future contracts:
Exchange traded	(821)	(1,863)
Non-exchange traded	1,256	2,252
	$(2,932)	$(385)
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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of June 30, 2013, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $13.1 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.
The Company has entered into various interest rate swap agreements with maturities ranging from 2013 through 2018 that call for the Company to pay fixed interest rates ranging from 2.25% to 3.05% on an aggregate amortized notional value of $221.1 million (including an amortized notional value of €10.9 million or $14.4 million) and receive a variable interest rate based on LIBOR on these notional values. In addition, one of the Company’s Offshore Marine Services 50% or less owned companies has entered into an interest rate swap agreement maturing in 2018 that calls for the joint venture to pay a fixed interest rate of 1.30% on the amortized notional value of $108.0 million and receive a variable interest rate based on LIBOR on the amortized notional value. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company or its joint venture.

The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. The Company's ethanol and industrial alcohol manufacturing facility enters into exchange traded positions (primarily corn) to protect its raw material and finished goods inventory balance from market changes. In the Company’s agricultural trading business, fixed price future purchase and sale contracts for sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sale contracts as well as its inventory balances from market changes. As of June 30, 2013, the net market exposure to corn and sugar under these contracts was not material. The Company also enters into exchange traded positions (primarily natural gas, heating oil, crude oil, gasoline, corn and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s Offshore Marine Services, Inland River Services and Shipping Services businesses. As of June 30, 2013, these positions were not material.

4.	BUSINESS ACQUISITIONS
C-Lift Acquisition. On June 6, 2013, the Company acquired a 100% controlling interest in C-Lift through the acquisition of its partner's 50% interest for $12.7 million in cash subject to certain working capital adjustments (see Note 6). C-Lift owns and operates two liftboats in the U.S. Gulf of Mexico. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities.
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
Purchase Price Allocation. The following table summarizes the allocation of the purchase price for the Company’s business acquisitions during the six months ended June 30, 2013 (in thousands):

Trade and other receivables	$3,250
Other current assets	32
Investments, at Equity, and Advances to 50% or Less Owned Companies	(13,290)
Property and Equipment	43,521
Intangible Assets	1,599
Accounts payable	(264)
Other current liabilities	(1,640)
Long-Term Debt	(22,668)
Purchase price(1)	$10,540
______________________

(1)	Purchase price is net of cash acquired of $2.2 million.

5.	EQUIPMENT ACQUISITIONS, DISPOSITIONS AND DEPRECIATION AND IMPAIRMENT POLICIES
During the six months ended June 30, 2013, capital expenditures were $87.9 million. Equipment deliveries during the period included one specialty offshore support vessel, two liftboats, two wind farm utility vessels, two liquid tank barges and three U.S.-flag harbor tugs.
During the six months ended June 30, 2013, the Company sold two crew boats, one mini-supply vessel, one supply vessel, one specialty offshore support vessel, three liftboats, sixteen dry-cargo barges, eight liquid tank barges, two U.S.-flag harbor tugs and other property and equipment for net proceeds of $132.4 million ($125.1 million in cash, $0.2 million in vendor credits and $7.1 million in seller financing) and gains of $15.2 million, of which $12.9 million were recognized currently and $2.3 million were deferred. In addition, the Company recognized previously deferred gains of $1.4 million. The specialty offshore support vessel and the supply vessel were sold to certain of the Company's Offshore Marine Services' joint ventures for $60.5 million (see Note 6). During the six months ended June 30, 2013, the Company also received $0.3 million in deposits on future equipment sales.

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

	2013	2012
Balance at beginning of period	$111,514	$117,192
Deferred gains arising from asset sales	2,289	7,280
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(5,192)	(9,526)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(1,431)	(2,039)
Balance at end of period	$107,180	$112,907
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
As of June 30, 2013, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore support vessels (excluding wind farm utility)	20
Wind farm utility vessels	10
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag product tankers	25
RORO(1) vessels	20
Harbor tugs	25
Ocean liquid tank barges	25
Terminal and manufacturing facilities	20
______________________

(1)	Roll on/Roll off ("RORO").
The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the six months ended June 30, 2013, the Company recognized impairment charges of $3.0 million related to two of Shipping Services' harbor tugs while under construction, which were sold and leased back upon their completion.

6.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
C-Lift. C-Lift was a 50-50 joint venture established to construct and operate liftboats. On June 6, 2013, the Company acquired a 100% controlling interest in C-Lift through its acquisition of its partner's 50% interest for $12.7 million in cash subject to certain working capital adjustments (see Note 4). Upon the acquisition, the Company adjusted its investment in C-Lift to fair value resulting in the recognition of a gain of $4.2 million, net of tax, which is included in equity in earnings of 50% or less owned companies in the accompanying condensed consolidated statements of income.
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

MexMar. During the six months ended June 30, 2013, the Company made an additional cash investment of $5.9 million in Mantenimiento Express Maritimo, S.A.P.I. de C.V. ("MexMar"), an Offshore Marine Services Mexican joint venture. During the six months ended June 30, 2013, MexMar purchased one offshore support vessel from the Company for $36.4 million ($30.4 million in cash and $6.0 million in seller financing). During the six months ended June 30, 2013, MexMar repaid the $6.0 million of seller financing and the Company provided an additional $1.7 million advance for the purchase of another offshore support vessel.
SCFCo Holdings. SCFCo Holdings LLC (“SCFCo”) was established to operate towboats and dry cargo barges on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. During the six months ended June 30, 2013, the Company contributed additional capital of $2.9 million to fund SCFCo’s operations, provided net temporary working capital advances of $1.8 million and received working capital repayments of $1.8 million. As of June 30, 2013, the total outstanding balance of working capital advances was $2.3 million.
Bunge-SCF Grain. Bunge-SCF Grain LLC (“Bunge-SCF Grain”) was established to construct and operate a terminal grain elevator in Fairmont City, Illinois. During the six months ended June 30, 2013, the Company and its partner each made a working capital advance of $2.5 million to Bunge-SCF Grain and received $0.5 million of repayments on working capital advances. As of June 30, 2013, the total outstanding balance of working capital advances was $7.0 million.
Witt O'Brien's. During the six months ended June 30, 2013, the Company received dividends of $1.2 million from Witt O'Brien's LLC.
Other. During the six months ended June 30, 2013, the Company made a $0.5 million capital contribution to one of its industrial aviation businesses in Asia and received dividends of $0.4 million from certain offshore marine services joint ventures.
Subsequent to June 30, 2013, the Company contributed $42.1 million in net cash and other consideration valued at $14.9 million that included certain progress payments made toward the construction of two Liquefied Petroleum Gas tankers (Very Large Gas Carriers, otherwise known as "VLGC's"), the construction contracts for the two VLGC's and the related options to construct additional VLGC's to Dorian LPG Ltd. in exchange for a noncontrolling ownership interest.
Guarantees. The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter and has guaranteed amounts owed under banking facilities by certain of its joint ventures. As of June 30, 2013, the total amount guaranteed by the Company under these arrangements was $14.9 million. In addition, as of June 30, 2013, the Company had uncalled capital commitments to two of its joint ventures for a total of $2.4 million.

7.	COMMITMENTS AND CONTINGENCIES
As of June 30, 2013, the Company’s unfunded capital commitments were $150.1 million and included: 17 offshore support vessels for $128.2 million; two inland river liquid tank barges for $2.9 million; five inland river towboats for $10.9 million; one U.S.-flag harbor tug for $1.6 million and other equipment and improvements for $6.5 million. Of these commitments, $55.6 million is payable during the remainder of 2013 with the balance payable through 2015. These unfunded capital commitments exclude $139.4 million related to two VLGC's that the Company's Shipping Services business segment committed to construct during the six months ended June 30, 2013. Subsequent to June 30, 2013, the Company contributed $42.1 million in net cash and other consideration valued at $14.9 million that included certain progress payments made toward the construction of the two VLGC's, the construction contracts for the VLGC's and the related options to construct additional VLGC's to Dorian LPG Ltd. in exchange for a noncontrolling ownership interest (see Note 6).
On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-CV-01986 (E.D. La.) (the “Robin Case”), in which they asserted that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action was part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179 (“MDL”). The complaint sought compensatory, punitive, exemplary, and other damages. In response to this lawsuit, the Company filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire. On June 8, 2011, the Company moved to dismiss these claims (with the exception of one claim filed by a Company employee) on various legal grounds. On October 12, 2011, the Court granted the Company's motion to dismiss in its entirety, dismissing with prejudice all claims that had been filed against the Company in the limitation actions (with the exception of one claim filed by a Company employee that was not subject to the motion to dismiss). The Court entered final judgments in favor of the Company in the Robin Case and each of the limitation actions on November 21, 2011. On December 12, 2011, the claimants appealed each of those judgments to the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit"). The claimants' opening brief was submitted on May 7, 2012, and the claimants filed a reply brief on June 1, 2012. Oral argument was not requested by the Fifth Circuit. On December 13, 2012, the Fifth Circuit affirmed the judgment of the district court. The claimants have not petitioned the United States Supreme Court for a writ of certiorari and their deadline to do so has expired.
With respect to the one claim filed by a Company employee, that individual also commenced a separate action in the MDL entitled DuWayne Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), in which he alleges sustaining personal injuries not only in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case is subject to the MDL Court's stay of individual proceedings, on July 16, 2012 the employee sought to sever his case from the MDL. On March 5, 2013, the Court denied the motion, and on April 2, 2013, the employee filed a motion asking the Court to reconsider. The Company filed its response opposing the employee's motion on April 30, 2013, and on May 3, 2013, the Court denied the motion.  On May 22, 2013, the employee filed a Notice of Appeal to the Fifth Circuit.  On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction. The Company intends to vigorously defend the action should it ever proceed and the responsible party has agreed, subject to certain potential limitations, to indemnify and defend the Company in connection with this matter. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position or its results of operations.
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by O'Brien's Response Management Inc. ("ORM"), a subsidiary of the Company prior to the ORM Transaction (as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 2012). The action now is part of the overall MDL. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action and pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL, discussed further below. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position or its results of operations.
On December 15, 2010, ORM and National Response Corporation ("NRC"), subsidiaries of the Company prior to the ORM Transaction and SES Business Transaction (as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 2012), respectively, were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position or its results of operations.
Subsequent to the filing of the referenced master complaint, nine additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have been since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.)., which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. By court order, all nine of these additional individual cases have been stayed until further notice. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position or its results of operations.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., and M-I L.L.C. also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC have asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but recently moved to voluntarily dismiss these cross-claims without prejudice. The Court granted Weatherford's motion on February 8, 2013. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position or its results of operations.
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the plaintiffs by exposing them to dispersants during the course and scope of their employment. The case was removed to the U.S. District Court for the Northern District of Florida on January 13, 2013, Abney et al. v. Plant Performance Services, LLC et la., No. 3:13-CV-00024 (N.D. Fla.), and on January 16, 2013, the United States Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order (“CTO”) transferring the case to the MDL, subject to any timely-filed notice of objection from the plaintiffs. Upon receipt of a notice of objection from the plaintiffs, a briefing schedule was set by the JPML, and so a stay of proceedings and suspension of deadlines was sought and obtained by the Court in the U.S. District Court for the Northern District of Florida. Following briefing before the JPML, the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response.  A CTO was issued by the JPML on May 2, 2013, no objection was filed by the plaintiffs, and the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on May 10, 2013.  By court order, both of these matters have been stayed until further notice. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position or its results of operations.

Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company ("BP America") (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP. The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012. A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages Class Action Settlement on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement on January 11, 2013. Both class action settlements are currently on appeal to the Fifth Circuit. Although neither the Company, ORM, or NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. As the releases for both settlements have been deemed valid and enforceable by the district court, if the Fifth Circuit affirms these decisions, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. At this time, the Company expects these settlements to reduce ORM's potential exposure, if any, from some of the pending actions described above, and continues to evaluate the settlements' impacts on these cases.
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
ORM is defending against three collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”).  These cases - Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”); Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”); and Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”) - were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors.  The Prejean, Himmerite and Singleton Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the overall MDL.  The Himmerite and Singleton Actions have since been automatically stayed pending further scheduling by the Court, pursuant to the procedures in the MDL.  In the Prejean Action, ORM has answered the complaint, a scheduling order has been issued, and plaintiffs have, among other things, filed a Motion for Conditional Certification to which ORM's response is due by August 22, 2013.  The limitations periods for potential plaintiffs to opt-in to the Prejean, Himmerite and Singleton actions have all been tolled pending further action by the Court.  The Company is unable to estimate the potential exposure, if any, resulting from any of these DPH FLSA Actions, but believes they are without merit and will continue to vigorously defend against them.
In the course of the Company's business, it may agree to indemnify the counterparty to an agreement.  If the indemnified party makes a successful claim for indemnification, the Company would be required to reimburse that party in accordance with the terms of the indemnification agreement.  Indemnification agreements generally are subject to threshold amounts, specified claim periods and other restrictions and limitations.
In connection with the SES Business Transaction and the ORM Transaction, the Company remains contingently liable for certain indemnification obligations, including potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response. In the case of the SES Business Transaction, such potential liabilities may not exceed the purchase consideration received by the Company for the SES Business Transaction and in the case of the ORM Transaction, are subject to a negotiated cap. The Company currently is indemnified under contractual agreements with BP with respect to such potential liabilities.
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
During the six months ended June 30, 2013, the Company received notification from the American Maritime Officers Pension Plan (the "AMOPP”) that based on an actuarial valuation performed as of September 30, 2012, if the Company chooses to withdraw from the AMOPP, its withdrawal liability will be $45.6 million. That liability may change in future years based on various factors, primarily employee census. As of June 30, 2013, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
During the six months ended June 30, 2013, the Company also received notification from the United Kingdom Merchant Navy Officers Pension Fund ("MNOPF") that the results of a 2012 actuarial valuation indicated that an additional net funding deficit of $182.6 million (£120.0 million) had developed since the previous actuarial valuation in 2009 and the Company's allocable share of the additional deficit is $2.7 million (£1.8 million). The Company will recognize additional payroll related operating expenses in the period the deficit invoice is received from the MNOPF, which is expected to be before the end of 2013. Depending upon the results of the future actuarial valuations, it is possible that the MNOPF will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received.

9.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
As of June 30, 2013, the remaining availability under the SEACOR revolving credit facility was $359.0 million, net of issued letters of credit of $1.0 million. In addition, as of June 30, 2013, the Company had other outstanding letters of credit totaling $27.1 million with various expiration dates through 2016.
During the six months ended June 30, 2013, the Company made scheduled payments on other long-term debt and capital lease obligations of $10.0 million and made net repayments of $2.4 million under inventory financing arrangements.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the six months ended June 30, 2013, the Company did not repurchase any of its 7.375% Senior Notes due 2019.

10.	STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the six months ended June 30, 2013, the Company did not acquire any shares of Common Stock for treasury. As of June 30, 2013, the remaining authority under the repurchase plan was $100.0 million.

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

Computations of basic and diluted earnings per common share of SEACOR were as follows (in thousands, except share data):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	Net Income Attributable to SEACOR	Average O/S Shares	Per Share	Net Income Attributable to SEACOR	Average O/S Shares	Per Share
2013
Basic Weighted Average Common Shares Outstanding	$19,271	19,825,229	$0.97	$8,397	19,782,318	$0.42
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	366,558		—	332,586
Convertible Notes(2)	3,044	4,200,525		—	—
Diluted Weighted Average Common Shares Outstanding	$22,315	24,392,312	$0.91	$8,397	20,114,904	$0.42
2012
Basic Weighted Average Common Shares Outstanding	$11,249	20,584,567	$0.55	$47,737	20,552,114	$2.32
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	286,813		—	331,456
Diluted Weighted Average Common Shares Outstanding	$11,249	20,871,380	$0.54	$47,737	20,883,570	$2.29
______________________

(1)
For the three months ended June 30, 2013 and 2012, diluted earnings per common share of SEACOR excluded 355,490 and 593,344 of certain share awards, respectively, as the effect of their inclusion in the computation would be anti-dilutive. For the six months ended June 30, 2013 and 2012, diluted earnings per share of SEACOR excluded 503,726 and 531,101 of certain share awards, respectively, as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the six months ended June 30, 2013, diluted earnings per common share of SEACOR excluded 4,200,525 common shares issuable pursuant to the Company's 2.5% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

12.	SHARE BASED COMPENSATION
Transactions in connection with the Company’s share based compensation plans during the six months ended June 30, 2013 were as follows:

Director stock awards granted	1,500
Employee Stock Purchase Plan (“ESPP”) shares issued	18,056
Restricted stock awards granted	147,800
Restricted stock awards canceled	17,000
Shares released from Deferred Compensation Plan	—
Stock Option Activities:
Outstanding as of December 31, 2012	1,281,821
Granted(1)	431,662
Exercised	(145,840)
Forfeited	—
Expired	(1,576)
Outstanding as of June 30, 2013	1,566,067
Shares available for future grants and ESPP purchases as of June 30, 2013	937,987
______________________

(1)	During the six months ended June 30, 2013, the Company granted 318,012 stock options to existing option holders under make-whole provisions upon the Spin-off of Era Group.

13.    SEGMENT INFORMATION
Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Certain reclassifications of prior period information have been made to conform to the current period's reportable segment presentation as a result of the Company's presentation of discontinued operations (see Notes 1 and 14). The Company’s basis of measurement of segment profit or loss is as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The following tables summarize the operating results, capital expenditures and assets of the Company's reportable segments.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2013
Operating Revenues:
External customers	138,650	46,780	48,103	61,378	20,652	—	315,563
Intersegment	28	577	—	—	—	(605)	—
	138,678	47,357	48,103	61,378	20,652	(605)	315,563
Costs and Expenses:
Operating	97,581	35,193	29,554	59,402	18,960	(577)	240,113
Administrative and general	14,235	3,921	6,124	477	1,323	8,638	34,718
Depreciation and amortization	16,460	7,078	7,907	1,489	96	753	33,783
	128,276	46,192	43,585	61,368	20,379	8,814	308,614
Gains on Asset Dispositions, Net	7,895	4,296	114	—	—	—	12,305
Operating Income (Loss)	18,297	5,461	4,632	10	273	(9,419)	19,254
Other Income (Expense):
Derivative gains (losses), net	175	—	—	473	(450)	(1,023)	(825)
Foreign currency (gains) losses, net	(833)	219	(8)	—	(169)	(125)	(916)
Other, net	11	—	188	—	—	(4)	195
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	7,694	1	(403)	—	418	—	7,710
Segment Profit	25,344	5,681	4,409	483	72
Other Income (Expense) not included in Segment Profit							1,853
Less Equity Earnings (Losses) included in Segment Profit							(7,710)
Income Before Taxes, Equity Earnings and Discontinued Operations							19,561

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2013
Operating Revenues:
External customers	262,642	96,203	94,579	94,227	34,976	—	582,627
Intersegment	52	1,231	—	—	—	(1,283)	—
	262,694	97,434	94,579	94,227	34,976	(1,283)	582,627
Costs and Expenses:
Operating	187,612	71,582	56,168	93,447	33,448	(1,231)	441,026
Administrative and general	29,062	7,945	11,301	1,138	2,979	17,938	70,363
Depreciation and amortization	32,747	14,162	15,704	2,978	195	1,545	67,331
	249,421	93,689	83,173	97,563	36,622	18,252	578,720
Gains (Losses) on Asset Dispositions and Impairments, Net	10,234	4,993	(2,955)	—	1,907	141	14,320
Operating Income (Loss)	23,507	8,738	8,451	(3,336)	261	(19,394)	18,227
Other Income (Expense):
Derivative gains (losses), net	325	—	—	512	392	(4,161)	(2,932)
Foreign currency gains (losses), net	(4,097)	82	(15)	—	(336)	(561)	(4,927)
Other, net	11	—	202	—	54	(69)	198
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	9,007	(2,386)	(1,908)	—	2,128	—	6,841
Segment Profit (Loss)	28,753	6,434	6,730	(2,824)	2,499
Other Income (Expense) not included in Segment Profit (Loss)							(3,825)
Less Equity Earnings (Losses) included in Segment Profit (Loss)							(6,841)
Income Before Taxes, Equity Earnings and Discontinued Operations							6,741

Capital Expenditures	49,764	9,238	27,048	217	357	1,307	87,931

As of June 30, 2013
Property and Equipment:
Historical cost	1,151,751	466,553	517,409	44,006	3,989	29,221	2,212,929
Accumulated depreciation	(439,211)	(134,235)	(214,372)	(8,614)	(531)	(9,709)	(806,672)
	712,540	332,318	303,037	35,392	3,458	19,512	1,406,257
Construction in progress	90,847	17,700	22,037	—	2,087	1,314	133,985
	803,387	350,018	325,074	35,392	5,545	20,826	1,540,242
Investments, at Equity, and Advances to 50% or Less Owned Companies	84,418	55,875	66,786	—	86,714	—	293,793
Inventories	5,885	2,260	1,427	12,164	1,219	—	22,955
Goodwill	13,367	2,759	1,852	—	—	—	17,978
Intangible Assets	4,584	8,416	1,134	50	410	—	14,594
Other current and long-term assets, excluding cash and near cash assets(3)	146,551	37,260	16,021	10,925	56,591	22,225	289,573
Segment Assets	1,058,192	456,588	412,294	58,531	150,479
Cash and near cash assets(3)							589,198
Total Assets							2,768,333
______________________

(1)	Operating revenues includes $92.7 million of tangible product sales and operating expenses includes $91.9 million of costs of goods sold.

(2)	Inventories includes raw materials of $2.8 million and work in process of $2.2 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2012
Operating Revenues:
External customers	123,359	53,302	42,716	58,938	30,910	—	309,225
Intersegment	(83)	—	108	—	(17)	(8)	—
	123,276	53,302	42,824	58,938	30,893	(8)	309,225
Costs and Expenses:
Operating	94,084	37,463	28,214	57,201	27,566	17	244,545
Administrative and general	13,146	3,773	5,505	434	5,899	7,544	36,301
Depreciation and amortization	15,859	7,244	7,362	1,578	711	466	33,220
	123,089	48,480	41,081	59,213	34,176	8,027	314,066
Gains on Asset Dispositions	624	858	1,860	—	—	—	3,342
Operating Income (Loss)	811	5,680	3,603	(275)	(3,283)	(8,035)	(1,499)
Other Income (Expense):
Derivative gains (losses), net	—	—	—	(236)	2,516	274	2,554
Foreign currency losses, net	(354)	(71)	(4)	—	(84)	(511)	(1,024)
Other, net	11	—	257	—	—	175	443
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,001	439	(774)	—	(371)	—	295
Segment Profit (Loss)	1,469	6,048	3,082	(511)	(1,222)
Other Income (Expense) not included in Segment Profit (Loss)							8,976
Less Equity Earnings (Losses) included in Segment Profit (Loss)							(295)
Income Before Taxes, Equity Earnings and Discontinued Operations							9,450

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2012
Operating Revenues:
External customers	244,310	106,792	88,449	98,557	68,966	—	607,074
Intersegment	52	—	108	—	35	(195)	—
	244,362	106,792	88,557	98,557	69,001	(195)	607,074
Costs and Expenses:
Operating	169,424	72,646	55,786	94,606	60,643	(141)	452,964
Administrative and general	25,002	7,755	10,372	859	10,697	16,607	71,292
Depreciation and amortization	28,741	14,251	14,979	2,630	1,400	921	62,922
	223,167	94,652	81,137	98,095	72,740	17,387	587,178
Gains on Asset Dispositions	2,469	2,785	1,860	—	5	—	7,119
Operating Income (Loss)	23,664	14,925	9,280	462	(3,734)	(17,582)	27,015
Other Income (Expense):
Derivative gains (losses), net	—	—	—	(721)	1,099	(782)	(404)
Foreign currency gains (losses), net	769	(93)	9	—	15	(63)	637
Other, net	11	—	287	—	—	61	359
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,830	689	(991)	6,154	(726)	—	7,956
Segment Profit (Loss)	27,274	15,521	8,585	5,895	(3,346)
Other Income (Expense) not included in Segment Profit (Loss)							4,830
Less Equity Earnings (Losses) included in Segment Profit (Loss)							(7,956)
Income Before Taxes, Equity Earnings and Discontinued Operations							32,437

Capital Expenditures	64,383	13,108	12,921	—	6,314	2,781	99,507

As of June 30, 2012
Property and Equipment:
Historical cost	1,075,935	481,045	518,258	43,693	22,704	26,471	2,168,106
Accumulated depreciation	(393,813)	(116,509)	(188,148)	(2,595)	(3,587)	(10,078)	(714,730)
	682,122	364,536	330,110	41,098	19,117	16,393	1,453,376
Construction in progress	107,709	12,790	14,065	—	2,864	5,672	143,100
	789,831	377,326	344,175	41,098	21,981	22,065	1,596,476
Investments, at Equity, and Advances to 50% or Less Owned Companies	68,081	53,859	90,626	—	69,426	—	281,992
Inventories	5,738	2,038	1,288	12,822	5,362	—	27,248
Goodwill	13,367	4,345	1,852	—	37,138	—	56,702
Intangible Assets	5,029	8,377	1,677	135	5,898	—	21,116
Other current and long-term assets, excluding cash and near cash assets(3)	148,525	49,890	16,410	7,154	83,664	35,858	341,501
Segment Assets	1,030,571	495,835	456,028	61,209	223,469
Cash and near cash assets(3)							533,439
Discontinued operations							987,343
Total Assets							3,845,817
 ______________________

(1)	Operating revenues includes $96.6 million of tangible product sales and operating expenses includes $92.7 million of costs of goods sold.

(2)	Inventories includes raw materials of $2.8 million and work in process of $2.4 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

14.	DISCONTINUED OPERATIONS
Summarized selected operating results of the Company's discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
SES Business
Operating Revenues	$—	$—	$—	$22,387
Costs and Expenses:
Operating	—	—	—	18,234
Administrative and general	—	567	—	4,587
Depreciation and amortization	—	—	—	1,428
	—	567	—	24,249
Losses on Asset Dispositions	—	—	—	(71)
Operating Loss	—	(567)	—	(1,933)
Other Income (Expense), Net (including gain on sale of business)	—	5	(1,537)	24,971
Income Tax Expense (Benefit)	—	(197)	(538)	4,305
Equity in Earnings of 50% or Less Owned Companies	—	—	—	302
Net Income (Loss)	$—	$(365)	$(999)	$19,035

SEI
Operating Revenues	$—	$153,388	$—	$316,318
Costs and Expenses:
Operating	—	150,837	—	310,800
Administrative and general	—	1,626	—	3,136
Depreciation and amortization	—	1	—	(4)
	—	152,464	—	313,932
Operating Income	—	924	—	2,386
Other Income (Expense), Net (including gain on sale of business)	—	1,136	(143)	5
Income Tax Expense (Benefit)	—	864	(50)	1,103
Net Income (Loss)	$—	$1,196	$(93)	$1,288

Era Group
Operating Revenues	$—	$62,985	$22,892	$124,037
Costs and Expenses:
Operating	—	39,002	14,076	78,678
Administrative and general	—	7,195	2,653	16,872
Depreciation and amortization	—	10,464	3,875	20,094
	—	56,661	20,604	115,644
Gains on Asset Dispositions and Impairments, Net	—	1,077	548	2,842
Operating Income	—	7,401	2,836	11,235
Other Income (Expense), Net	—	(2,323)	(1,316)	(3,136)
Income Tax Expense	—	1,861	704	2,770
Equity in Earnings (Losses) of 50% or Less Owned Companies	—	756	65	(5,663)
Net Income (Loss)	$—	$3,973	$881	$(334)

Eliminations
Operating Revenues	$—	$(31,176)	$—	$(55,124)
Costs and Expenses:
Operating	—	(31,174)	—	(55,122)
Administrative and general	—	(2)	—	(2)
	—	(31,176)	—	(55,124)
Operating Income	$—	$—	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and six months ("Current Six Months") ended June 30, 2013, compared with the three months (“Prior Year Quarter”) and six months ("Prior Six Months") ended June 30, 2012. See “Item 1. Financial Statements—Note 13. Segment Information” included in Part I for consolidating segment tables for each period presented.
Offshore Marine Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	66,349	48	53,839	44	130,447	50	101,156	42
Africa, primarily West Africa	14,819	11	16,186	13	31,377	12	33,273	14
Middle East	12,493	9	13,051	11	24,300	9	25,070	10
Brazil, Mexico, Central and South America	15,343	11	11,533	9	20,503	8	29,820	12
Europe, primarily North Sea	24,655	18	25,613	21	48,196	18	49,674	20
Asia	5,019	3	3,054	2	7,871	3	5,369	2
	138,678	100	123,276	100	262,694	100	244,362	100
Costs and Expenses:
Operating:
Personnel	45,561	33	46,606	38	90,741	35	83,655	34
Repairs and maintenance	13,695	10	13,591	11	26,148	10	25,279	10
Drydocking	14,804	11	10,810	9	26,028	10	16,138	7
Insurance and loss reserves	4,243	3	4,559	4	7,790	3	8,197	3
Fuel, lubes and supplies	7,114	5	7,632	6	14,407	5	13,626	6
Leased-in equipment	7,249	5	5,145	4	13,511	5	10,883	4
Brokered vessel activity	—	—	247	—	—	—	532	—
Other	4,915	3	5,494	4	8,987	3	11,114	5
	97,581	70	94,084	76	187,612	71	169,424	69
Administrative and general	14,235	10	13,146	11	29,062	11	25,002	10
Depreciation and amortization	16,460	12	15,859	13	32,747	12	28,741	12
	128,276	92	123,089	100	249,421	94	223,167	91
Gains on Asset Dispositions	7,895	5	624	—	10,234	4	2,469	1
Operating Income	18,297	13	811	—	23,507	10	23,664	10
Other Income (Expense):
Derivative income, net	175	—	—	—	325	—	—	—
Foreign currency gains (losses), net	(833)	—	(354)	—	(4,097)	(2)	769	—
Other, net	11	—	11	—	11	—	11	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	7,694	5	1,001	1	9,007	3	2,830	1
Segment Profit	25,344	18	1,469	1	28,753	11	27,274	11

Operating Revenues by Type. The table below sets forth, for the periods indicated, the amount of operating revenues earned by type.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	63,173	45	50,470	41	124,365	47	95,123	39
Africa, primarily West Africa	13,515	10	15,576	13	29,843	11	32,169	13
Middle East	11,306	8	11,016	9	21,563	8	21,357	9
Brazil, Mexico, Central and South America	12,538	9	9,682	8	16,223	6	25,631	10
Europe, primarily North Sea	24,315	18	25,718	21	47,626	18	49,280	20
Asia	4,439	3	2,920	2	7,012	3	5,291	2
Total time charter	129,286	93	115,382	94	246,632	93	228,851	93
Bareboat charter	876	1	701	—	1,765	1	1,406	1
Brokered vessel activity	—	—	174	—	(2)	—	488	—
Other marine services	8,516	6	7,019	6	14,299	6	13,617	6
	138,678	100	123,276	100	262,694	100	244,362	100

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rates Per Day Worked:
Anchor handling towing supply	$23,635	$24,541	$25,145	$28,051
Crew	7,719	7,134	7,691	7,462
Mini-supply	7,721	7,424	7,696	7,417
Standby safety	9,621	9,679	9,631	9,453
Supply	16,864	14,354	15,949	15,593
Towing supply	9,156	9,269	9,263	9,285
Specialty	24,822	14,557	21,076	13,637
Overall Average Rates Per Day Worked (excluding liftboats and wind farm utility)	12,394	11,272	12,255	12,246
Liftboats	22,062	17,454	20,384	17,454
Overall Average Rates Per Day Worked (excluding wind farm utility)	13,588	12,068	13,240	12,956
Wind farm utility	2,302	2,802	2,229	2,627
Overall Average Rates Per Day Worked	11,010	10,019	10,839	10,409
Utilization:
Anchor handling towing supply	74%	63%	74%	70%
Crew	90%	84%	90%	81%
Mini-supply	97%	98%	85%	98%
Standby safety	86%	87%	87%	87%
Supply	83%	75%	77%	80%
Towing supply	79%	51%	89%	49%
Specialty	54%	45%	39%	54%
Overall Fleet Utilization (excluding liftboats and wind farm utility)	84%	79%	83%	80%
Liftboats	69%	70%	67%	70%
Overall Fleet Utilization (excluding wind farm utility)	82%	77%	80%	79%
Wind farm utility	93%	93%	87%	90%
Overall Fleet Utilization	84%	80%	82%	81%
Available Days:
Anchor handling towing supply	1,547	1,547	3,077	3,094
Crew	3,057	3,276	6,117	6,639
Mini-supply	565	637	1,195	1,274
Standby safety	2,184	2,195	4,344	4,470
Supply	1,538	1,649	3,119	3,354
Towing supply	182	360	362	724
Specialty	364	273	724	546
Overall Fleet Available Days (excluding liftboats and wind farm utility)	9,437	9,937	18,938	20,101
Liftboats	1,614	1,656	3,234	1,656
Overall Fleet Available Days (excluding wind farm utility)	11,051	11,593	22,172	21,757
Wind farm utility	2,889	2,730	5,679	5,377
Overall Fleet Available Days	13,940	14,323	27,851	27,134

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $15.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Excluding the contribution of the wind farm utility vessels, time charter revenues were $14.9 million higher in the Current Year Quarter compared with the Prior Year Quarter. Overall fleet utilization was 82% compared with 77% in the Prior Year Quarter and average day rates were $13,588 per day compared with $12,068 per day in the Prior Year Quarter. The number of days available for charter was 11,051 compared with 11,593 in the Prior Year Quarter, a 542 day or 5% reduction.
In the U.S. Gulf of Mexico, time charter revenues were $12.7 million higher, of which $1.7 million was due to improved utilization and $3.7 million was due to higher average day rates. Net fleet additions and the repositioning of vessels between geographic regions increased time charter revenues by $1.6 million and $5.7 million respectively. As of June 30, 2013 and June 30, 2012, the Company had no vessels cold-stacked in this region.
In Africa, time charter revenues were $2.1 million lower, of which $1.6 million was due to reduced utilization and $0.5 million was due to a decrease in average day rates.
In the Middle East, time charter revenues were $0.3 million higher, primarily due to improved utilization.
In Brazil, Mexico and Central and South America, time charter revenues were $2.9 million higher. Improved utilization, higher average day rates, and fleet additions increased time charter revenues by $2.0 million, $0.5 million and $2.4 million respectively. Time charter revenues decreased by $2.0 million due to the repositioning of vessels between geographic regions.
In Europe, excluding the wind farm utility vessels, time charter revenues were $0.4 million lower. Higher average day rates increased time charter revenues by $0.4 million. Lower utilization and unfavorable changes in currency exchange rates reduced time charter revenues by $0.3 million and $0.5 million, respectively.
In Asia, time charter revenues were $1.5 million higher, of which $0.6 million was due to improved utilization and $0.9 million was due to higher average day rates.
Operating Expenses. Operating expenses were $3.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. Personnel costs were $1.0 million lower primarily due to the repositioning of vessels between geographic regions. Drydocking expenses were $4.0 million higher primarily due to an increase in drydocking activity in the U.S. Gulf of Mexico. Fuel, lubes and supplies expenses were $0.5 million lower primarily due to a decrease in fuel consumption related to vessel repositioning between geographic regions. Leased-in equipment expense was $2.1 million higher primarily due to the expiration of amortized deferred gains upon the extension of leases for vessels previously sold and leased back.
Gains on Asset Dispositions. During the Current Year Quarter, the Company sold six offshore support vessels and other equipment for net proceeds of $14.7 million and gains of $7.9 million. During the Prior Year Quarter, the Company sold three offshore support vessels and other equipment for net proceeds of $48.7 million and gains of $7.4 million, of which $0.1 million were recognized currently and $7.3 million were deferred. In addition, the Company recognized previously deferred gains of $0.5 million.
Operating Income. Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 8% in the Current Year Quarter compared with 0% in the Prior Year Quarter. The increase was primarily due to the improvement in operating revenues in the U.S. Gulf of Mexico, as noted above.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax, increased by $6.7 million in the Current Year Quarter compared with the Prior Year Quarter. During the Current Year Quarter, the Company acquired a 100% controlling interest in its C-Lift joint venture through the acquisition of its partner's 50% interest and recognized a $4.2 million gain, net of tax, upon marking its investment to fair value.
Current Six Months compared with Prior Six Months
Operating Revenues. Operating revenues were $18.3 million higher in the Current Six Months compared with the Prior Six Months. The increase was primarily from the Company's liftboat fleet that contributed $25.8 million of additional operating revenues in the Current Six Months compared with the Prior Six Months.
Excluding the contribution of the liftboats and the wind farm utility vessels, time charter revenues were $4.4 million lower in the Current Six Months compared with the Prior Six Months. Overall fleet utilization was 83% compared with 80% in the Prior Six Months and average day rates were $12,255 per day compared with $12,246 per day in the Prior Six Months. The number of days available for charter was 18,938 compared with 20,101 in the Prior Six Months, a 1,163 day or 6% reduction.

In the U.S. Gulf of Mexico, time charter revenues were $29.2 million higher, of which $23.8 million was due to the contribution of the liftboat fleet. Excluding the impact of the liftboats, time charter revenues were $2.6 million higher due to improved utilization, $1.8 million higher due to an increase in average day rates, and $11.0 million higher due to the repositioning of vessels between geographic regions. Time charter revenues were $4.5 million lower due to net fleet dispositions and $4.7 million lower due to the net effect of cold-stacking vessels, primarily two anchor handling towing supply vessels. Time charter revenues were $0.6 million lower due to other changes in fleet mix.
In Africa, time charter revenues were $2.3 million lower, of which $1.4 million was due to reduced utilization and $0.9 million was due to a decrease in average day rates.
In the Middle East, time charter revenues were $0.2 million higher. Time charter revenues were $0.5 million higher due to improved average day rates, and $0.3 million lower due a reduction in utilization.
In Brazil, Mexico and Central and South America, time charter revenues were $9.4 million lower, of which $3.1 million was due to lower utilization and $7.8 million was due to the repositioning of vessels between geographic regions. Higher average day rates and net fleet additions increased time charter revenues by $0.3 million and $1.2 million, respectively.
In Europe, excluding the wind farm utility vessels, time charter revenues were unchanged. Time charter revenues were $0.1 million higher due to increased average day rates, and $1.3 million higher due to an improvement in utilization. Time charter revenues were $0.6 million lower due to fleet dispositions and $0.8 million lower due to unfavorable changes in currency exchange rates.
In Asia, time charter revenues were $1.7 million higher, of which $1.2 million was due to improved utilization and $0.5 million was due to higher average day rates.
Operating Expenses. Operating expenses were $18.2 million higher in the Current Six Months compared with the Prior Six Months, of which $21.2 million was attributable to the liftboat fleet.
Excluding the impact of the liftboat fleet, operating expenses were $3.0 million lower during the Current Six Months compared with the Prior Six Months. Repair and maintenance expenses were $1.8 million lower primarily due to decreases in the U.S. Gulf of Mexico and the Middle East. Drydocking expenses were $1.4 million higher primarily due to an increase in drydocking activity in the U.S. Gulf of Mexico. Insurance and loss reserves were $1.5 million lower primarily due to net fleet dispositions and lower loss reserves. Fuel, lubes and supplies expenses were $1.0 million lower primarily due to the repositioning of vessels between geographic regions. Leased-in equipment expense was $2.6 million higher primarily due to the expiration of amortized deferred gains upon the extension of leases for vessels previously sold and leased back. Other operating expenses were $2.2 million lower primarily due to the repositioning of vessels between geographic regions.
Administrative and General Expenses. Administrative and general expenses were $4.1 million higher in the Current Six Months compared with the Prior Six Months, of which $1.1 million was attributable to the liftboat business, $1.3 million was related to increased management compensation and benefits and $0.5 million was due to higher professional fees.
Gains on Asset Dispositions. During the Current Six Months, the Company sold eight offshore support vessels and other equipment for net proceeds of $75.3 million and gains of $10.2 million. During the Prior Six Months, the Company sold four offshore support vessels and other equipment for net proceeds of $50.6 million and gains of $9.1 million, of which $1.8 million were recognized currently and $7.3 million were deferred. In addition, the Company recognized previously deferred gains of $0.6 million.
Operating Income. Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 5% in the Current Six Months compared with 9% in the Prior Six Months. The decrease was primarily due to weaker market conditions during the first quarter of 2013 in Brazil, Mexico, Central and South America, which negatively impacted operating revenues.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax, increased by $6.2 million in the Current Year Quarter compared with the Prior Year Quarter. During the Current Year Quarter, the Company acquired a 100% controlling interest in its C-Lift joint venture through the acquisition of its partner's 50% interest and recognized a $4.2 million gain, net of tax, upon marking its investment to fair value.

Fleet Count
The composition of Offshore Marine Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2013
Anchor handling towing supply	14	1	3	—	18
Crew	28	7	7	3	45
Mini-supply	4	2	2	—	8
Standby safety	24	1	—	—	25
Supply	9	3	9	5	26
Towing supply	2	1	—	—	3
Liftboats	17	—	—	—	17
Specialty	4	4	—	4	12
Wind farm utility	31	—	1	—	32
	133	19	22	12	186
2012
Anchor handling towing supply	14	2	3	—	19
Crew	31	7	7	3	48
Mini-supply	5	2	2	—	9
Standby safety	24	1	—	—	25
Supply	9	2	9	8	28
Towing supply	2	1	—	—	3
Liftboats(1)	18	2	—	—	20
Specialty	3	3	—	3	9
Wind farm utility	29	—	1	—	30
	135	20	22	14	191
______________________

(1)	On March 30, 2012, Offshore Marine Services acquired 18 liftboats, real property and working capital from Superior Energy Inc. for $142.5 million.

Inland River Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	46,880	99	53,002	99	96,546	99	106,378	100
Foreign	477	1	300	1	888	1	414	—
	47,357	100	53,302	100	97,434	100	106,792	100
Costs and Expenses:
Operating:
Barge logistics	17,363	37	23,540	44	36,519	37	43,277	41
Personnel	5,850	12	5,557	10	11,831	12	10,935	10
Repairs and maintenance	2,097	4	472	1	3,769	4	2,664	2
Insurance and loss reserves	890	2	854	2	1,847	2	1,559	1
Fuel, lubes and supplies	1,561	3	2,079	4	3,036	3	3,222	3
Leased-in equipment	3,418	7	2,790	5	7,195	7	6,152	6
Other	4,014	9	2,171	4	7,385	8	4,837	5
	35,193	74	37,463	70	71,582	73	72,646	68
Administrative and general	3,921	8	3,773	7	7,945	8	7,755	7
Depreciation and amortization	7,078	15	7,244	14	14,162	15	14,251	14
	46,192	97	48,480	91	93,689	96	94,652	89
Gains on Asset Dispositions	4,296	9	858	2	4,993	5	2,785	3
Operating Income	5,461	12	5,680	11	8,738	9	14,925	14
Other Income (Expense):
Foreign currency gains (losses), net	219	—	(71)	—	82	—	(93)	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1	—	439	—	(2,386)	(2)	689	1
Segment Profit	5,681	12	6,048	11	6,434	7	15,521	15
Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues earned by service line.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Dry cargo barge pools	16,694	35	25,679	48	38,931	40	50,752	47
Charter-out of dry cargo barges	1,455	3	1,940	4	2,952	3	4,142	4
Liquid unit tow operations	10,624	22	9,331	18	21,131	22	18,483	17
10,000 barrel liquid tank barge operations	6,328	13	5,272	10	11,685	12	10,388	10
Terminal operations	5,150	11	5,059	9	9,288	10	10,454	10
Fleeting operations	5,566	12	4,325	8	9,984	10	9,330	9
Inland river towboat operations and other activities	4,952	11	5,006	9	10,055	10	9,323	9
Inland river eliminations	(3,412)	(7)	(3,310)	(6)	(6,592)	(7)	(6,080)	(6)
	47,357	100	53,302	100	97,434	100	106,792	100

 Dry Cargo Barge Pools Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Tons	%	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	677	56	805	56	1,348	54	1,769	63
Non-Grain	526	44	644	44	1,166	46	1,030	37
	1,203	100	1,449	100	2,514	100	2,799	100

	Days		Days		Days		Days
Available barge days	51,917		51,643		104,015		102,294
Operating Revenues. Operating revenues were $5.9 million lower in the Current Year Quarter compared with the Prior Year Quarter and $9.4 million lower in the Current Six Months compared with the Prior Six Months. Operating revenues from the dry cargo barge pools were lower in both comparable periods primarily due to more difficult operating conditions and weaker demand for barge freight related to drought conditions throughout the Prior Six Months that impacted crop yields. Barge loadings were 21% lower in the Current Year Quarter compared with the Prior Year Quarter and 12% lower in the Current Six Months compared with the Prior Six Months. Operating revenues from the liquid unit tow and 10,000 barrel liquid tank barge operations were higher in both comparable periods primarily due to higher rates and the placement of additional equipment in service. Operating revenues from terminal operations were lower in the Current Six Months compared with the Prior Six Months primarily due to the conversion of the Company's high-speed multi-modal liquid terminal facility to accommodate crude oil transfer and storage. Operating revenues from fleeting operations were higher in both comparable periods due to increased activity in the Port of St. Louis. Operating revenues from inland river towboat operations and other activities were higher in the Current Six Months compared to the Prior Six Months primarily due to start up activities in the Company's Colombian operation and increased repair service activities.
Operating Expenses. Operating expenses were $2.3 million lower in the Current Year Quarter compared with the Prior Year Quarter and $1.1 million lower in the Current Six Months compared with the Prior Six Months. The reductions in both comparable periods were primarily due to lower barge logistics expenses as a result of the decreased activity in the dry cargo barge pools partially offset by higher repair and maintenance expenses and higher leased-in equipment expenses due to additional equipment for liquid unit tow operations. Other expenses were higher in both comparable periods primarily due to costs associated with United States Coast Guard inspections for certain liquid unit tow equipment.
Gains on Asset Dispositions. During the Current Year Quarter and the Current Six Months, the Company sold 16 dry cargo barges and eight 30,000 barrel tank barges for proceeds of $27.3 million and gains of $6.0 million, of which $3.6 million were recognized currently and $2.4 million were deferred. In addition, the Company recognized previously deferred gains of $0.7 million and $1.4 million during the Current Year Quarter and Current Six Months, respectively.
During the Prior Year Quarter, the Company sold other equipment for net proceeds of $0.2 million and recognized gains of $0.2 million. In addition, the Company recognized previously deferred gains of $0.7 million. During the Prior Six Months, the company sold one towboat and other equipment for net proceeds of $5.2 million and gains of $1.4 million. In addition, the Company recognized previously deferred gains of $1.4 million.
Operating Income. Excluding the impact of gains on asset dispositions, operating income as a percentage of operating revenues was 3% in the Current Year Quarter compared with 9% in the Prior Year Quarter and 4% in the Current Six Months compared to 11% in the Prior Six Months. The decrease in the Current Year Quarter was primarily due to the reduction in operating revenues for dry cargo barge pools discussed above. The decrease in the Current Six Months was primarily due to the reductions in operating revenues for the dry cargo barge pools and terminal operations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Current Six Months, the Company recognized $2.4 million in equity losses including $1.5 million from its Argentinian joint venture as a result of difficult operating conditions caused by low water and $1.1 million from its Bunge-SCF Grain joint venture as a result of difficult operating conditions caused by flooding and the impact of drought conditions in the Prior Six Months that impacted activity levels.

Fleet Count
The composition of Inland River Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2013
Inland river dry cargo barges	667	172	2	572	1,413
Inland river liquid tank barges	65	—	8	2	75
Inland river deck barges	20	—	—	—	20
Inland river towboats:
4,000 hp - 6,250 hp	3	13	—	—	16
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	12	2	—	—	14
Dry cargo vessel(1)	—	1	—	—	1
	768	188	10	574	1,540
2012
Inland river dry cargo barges	692	172	2	587	1,453
Inland river liquid tank barges	71	—	—	7	78
Inland river deck barges	20	—	—	—	20
Inland river towboats:
4,000 hp - 6,250 hp	3	13	—	—	16
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	12	2	—	—	14
Dry cargo vessel(1)	—	1	—	—	1
	799	188	2	594	1,583
 ______________________

(1)	Argentine-flag.

Shipping Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	40,054	83	31,200	73	78,969	83	65,345	74
Foreign	8,049	17	11,624	27	15,610	17	23,212	26
	48,103	100	42,824	100	94,579	100	88,557	100
Costs and Expenses:
Operating:
Personnel	8,609	18	8,170	19	17,035	18	16,205	18
Repairs and maintenance	2,377	5	3,772	9	5,015	5	6,115	7
Drydocking	4,120	9	1,347	3	5,463	6	2,500	3
Insurance and loss reserves	974	2	875	2	1,739	2	2,374	2
Fuel, lubes and supplies	4,328	9	4,399	10	8,670	9	8,886	10
Leased-in equipment	4,575	9	4,449	11	9,252	10	9,139	10
Other	4,571	9	5,202	12	8,994	9	10,567	12
	29,554	61	28,214	66	56,168	59	55,786	62
Administrative and general	6,124	13	5,505	13	11,301	12	10,372	12
Depreciation and amortization	7,907	16	7,362	17	15,704	17	14,979	17
	43,585	90	41,081	96	83,173	88	81,137	91
Gains (Losses) on Asset Dispositions and Impairments, Net	114	—	1,860	4	(2,955)	(3)	1,860	2
Operating Income	4,632	10	3,603	8	8,451	9	9,280	11
Other Income (Expense):
Foreign currency gains (losses), net	(8)	—	(4)	—	(15)	—	9	—
Other, net	188	—	257	1	202	—	287	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(403)	(1)	(774)	(2)	(1,908)	(2)	(991)	(1)
Segment Profit	4,409	9	3,082	7	6,730	7	8,585	10
Operating Revenues by Line of Service. The table below sets forth, for the periods indicated, the amount of operating revenues earned from charter arrangements.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Petroleum Transportation:
Time charter	10,832	22	8,635	20	20,996	22	17,801	20
Bareboat charter	8,649	18	8,649	20	17,202	18	17,297	20
Harbor towing and bunkering	19,096	40	17,119	40	38,224	41	36,657	41
Short-sea and liner transportation	9,406	20	8,314	20	17,923	19	16,600	19
Technical management services	120	—	107	—	234	—	202	—
	48,103	100	42,824	100	94,579	100	88,557	100

Operating Revenues.   Operating revenues were $5.3 million higher in the Current Year Quarter compared with the Prior Year Quarter and $6.0 million higher in the Current Six Months compared with the Prior Six Months. The increases in both periods were primarily due to an increase in time charter rates for three of the Company's U.S.-flag product tankers, an increase in harbor traffic for harbor towing and bunkering and higher cargo shipping demand for short-sea and liner transportation.
Operating Expenses.  Operating expenses were $1.3 million higher in the Current Year Quarter compared with the Prior Year Quarter and $0.4 million higher in the Current Six Months compared with the Prior Six Months. The increases in both periods were primarily due to union pay rate increases for vessel crews and the drydocking of one of the Company's U.S.-flag product tankers. Repair and maintenance costs were lower in both periods primarily due to topside repairs for one of the Company's U.S.-flag product tankers in the Prior Year Quarter. Insurance expenses were lower in the Prior Six Months primarily due to reduced insurance deductible costs. Other operating expenses were lower in both periods primarily due to a reduction in stevedoring expenses for short-sea and liner transportation vessels.
Administrative and General.  Administrative and general expenses were $0.6 million higher in the Current Year Quarter compared with the Prior Year Quarter and $0.9 million higher in the Current Six Months compared with the Prior Six Months primarily due to higher compensation costs.
Gains (Losses) on Asset Dispositions and Impairments, Net.  During the Current Six Months, the Company recognized impairment charges of $3.0 million related to two harbor tugs while under construction, which were sold and leased back upon their completion. During the Prior Year Quarter and Prior Six Months, the Company sold two harbor tugs for proceeds of $4.9 million and recognized gains of $1.9 million.
Operating Income.  Excluding the impact of gains (losses) on asset dispositions and impairments, operating income as a percentage of operating revenues was 10% in the Current Year Quarter compared with 4% in the Prior Year Quarter and 12% in the Current Six Months compared with 8% in the Prior Six Months.  The increases were primarily due to the improvements in operating revenues discussed above.
Equity in Losses of 50% or Less Owned Companies, Net of Tax.  Equity in losses in all periods reflect losses incurred by the Company's Jones Act liner transportation joint venture, partially offset by earnings from another of the Company's joint ventures that began operating a U.S.-flag articulated tug-barge on the Great Lakes in April 2012.

Fleet Count
The composition of Shipping Services’ fleet(1) as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Total
2013
U.S.-flag:
Product tankers(2)	5	—	2	7
RORO/deck barges	—	7	—	7
Dry bulk articulated tug-barge	—	1	—	1
Harbor tugs	20	—	4	24
Ocean liquid tank barges	5	—	—	5
Foreign-flag:
Harbor tugs	4	—	—	4
Short Sea Container/RORO	7	—	1	8
	41	8	7	56
2012
U.S.-flag:
Product tankers(2)	5	—	2	7
RORO/deck barges	—	7	—	7
Dry bulk articulated tug-barge	—	1	—	1
Harbor tugs	22	—	1	23
Ocean liquid tank barges	5	—	—	5
Foreign-flag:
Harbor tugs	4	—	—	4
Short Sea Container/RORO	8	—	—	8
	44	8	3	55
 ______________________

(1)	For each of the periods presented, the Company provided technical management services for two additional vessels.

(2)	As of June 30, 2013 and 2012, four were operating under long-term bareboat charters and three were operating under time charters.

Ethanol and Industrial Alcohol

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	61,378	100	58,938	100	94,227	100	98,557	100
Costs and Expenses:
Operating	59,402	97	57,201	97	93,447	99	94,606	96
Administrative and general	477	1	434	—	1,138	1	859	1
Depreciation and amortization	1,489	2	1,578	3	2,978	3	2,630	3
	61,368	100	59,213	100	97,563	103	98,095	100
Operating Income (Loss)	10	—	(275)	—	(3,336)	(3)	462	—
Other Income (Expense):
Derivative gains (losses), net(1)	473	1	(236)	—	512	—	(721)	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	—	—	—	—	—	—	6,154	6
Segment Profit (Loss)	483	1	(511)	—	(2,824)	(3)	5,895	6
______________________

(1)
Alcohol Manufacturing routinely enters into exchange traded positions (primarily corn futures) to offset its net commodity market exposure on raw material and finished goods inventory balances. As of June 30, 2013, the net market exposure to corn under its contracts and its raw material and inventory balances was not material.

Segment Profit (Loss). Segment profit in the Prior Six Months included a $6.0 million gain, net of tax resulting from the Company marking its investment in Illinois Corn Processing LLC ("ICP") to fair value upon acquiring a controlling interest on February 1, 2012.
Other Segment Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	$’000	$’000	$’000	$’000
Operating Revenues:
Emergency and crisis services	125	8,439	125	18,654
Agricultural commodity trading and logistics	20,527	22,041	34,851	49,527
Other activities	—	413	—	820
	20,652	30,893	34,976	69,001
Segment Profit (Loss):
Emergency and crisis services	870	(1,944)	1,334	(2,254)
Agricultural commodity trading and logistics	(189)	1,426	(932)	177
Other activities(1)	(609)	(704)	2,097	(1,269)
	72	(1,222)	2,499	(3,346)
 ______________________

(1)	The components of segment profit do not include interest income, which is a significant component of the Company's lending and leasing activities.
Other Activities. Segment profit in the Current Six Months is primarily due to the gain on the sale of real property.

Corporate and Eliminations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	$’000	$’000	$’000	$’000
Corporate Expenses	(9,419)	(8,035)	(19,394)	(17,582)
Eliminations	—	—	—	—
Operating Loss	(9,419)	(8,035)	(19,394)	(17,582)
Other Income (Expense):
Derivative gains (losses), net	(1,023)	274	(4,161)	(782)
Foreign currency losses, net	(125)	(511)	(561)	(63)
Other, net	(4)	175	(69)	61
Derivative gains (losses), net. Derivative gains (losses), net in the Current Six Months were primarily due to losses from equity indices and forward currency exchange, option and future contracts.
Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	$’000	$’000	$’000	$’000
Interest income	3,218	7,392	6,385	10,035
Interest expense	(7,922)	(10,012)	(20,762)	(19,999)
Debt extinguishment losses, net	—	—	—	(160)
Marketable security gains, net	6,557	11,596	10,552	14,954
	1,853	8,976	(3,825)	4,830
Interest Income. Interest income was higher in the Prior Six Months primarily due to a prepayment penalty received following the early redemption of a note receivable in the Company's lending and leasing portfolio and additional interest earned on notes receivable from the Company's 50% or less owned companies.
Interest Expense.  Interest expense remained relatively flat in the Current Six Months compared with the Prior Six Months. The changes in interest expense reflects the issuance of the Company's 2.5% Convertible Notes on December 11, 2012, the maturity of the Company's 5.875% Senior Notes on October 1, 2012, reduced borrowings under the Company's revolving credit facility, lower other debt outstanding and higher capitalized interest.   The Current Year Quarter includes a reduction in interest expense of $2.5 million to correct an overstatement recorded in the preceding quarter.
Marketable Security Gains, net. Marketable security gains, net in the Current Six Months were primarily attributable to gains on the Company's long marketable security positions.
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
As of June 30, 2013, the Company’s unfunded capital commitments were $150.1 million and included: seventeen offshore support vessels for $128.2 million; two inland river liquid tank barges for $2.9 million; five inland river towboats for $10.9 million; one U.S.-flag harbor tug for $1.6 million and other equipment and improvements for $6.5 million. Of these commitments, $55.6 million is payable during the remainder of 2013 with the balance payable through 2015. These unfunded capital commitments exclude $139.4 million related to two Liquefied Petroleum Gas tankers (Very Large Gas Carriers, otherwise known as "VLGC's") that the Company's Shipping Services business segment committed to construct during the six months ended June 30, 2013. Subsequent to June 30, 2013, the Company contributed $42.1 million in net cash and other consideration valued at $14.9 million that included certain progress payments made toward the construction of the two VLGC's, the construction contracts for the VLGC's and the related options to construct additional VLGC's to Dorian LPG Ltd. in exchange for a noncontrolling ownership interest.
As of June 30, 2013, construction reserve funds of $140.8 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of June 30, 2013, the remaining authority under the repurchase plan was $100.0 million.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the six months ended June 30, 2013, the Company did not repurchase any of its 7.375% Senior Notes due 2019.
As of June 30, 2013, the Company had no outstanding borrowings under the SEACOR revolving credit facility. The remaining availability under this facility as of June 30, 2013 was $359.0 million, net of issued letters of credit of $1.0 million. In addition, the Company had other outstanding letters of credit totaling $27.1 million with various expiration dates through 2016.
Summary of Cash Flows

	Six Months Ended June 30,
	2013	2012
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities - Continuing Operations	78,235	65,293
Operating Activities - Discontinued Operations	24,298	76,624
Investing Activities - Continuing Operations	71,457	(155,511)
Investing Activities - Discontinued Operations	(8,502)	5,715
Financing Activities - Continuing Operations	(2,470)	(91,863)
Financing Activities - Discontinued Operations	(14,017)	6,606
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,422)	1,505
Net Increase (Decrease) in Cash and Cash Equivalents	146,579	(91,631)
Operating Activities
Cash flows provided by operating activities decreased by $39.4 million in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows provided by (used in) operating activities during the Current Year Quarter and Prior Year Quarter were as follows:

	Six Months Ended June 30,
	2013	2012
	$’000	$’000
Operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net	71,238	82,818
Operating income from discontinued operations before depreciation, amortization and gains on asset dispositions and impairments, net	6,163	30,435
Changes in operating assets and liabilities before interest and income taxes	32,019	67,103
Purchases of marketable securities	(4,045)	(25,077)
Proceeds from sale of marketable securities	8,301	17,032
Cash settlements on derivative transactions, net	(4,784)	(2,770)
Dividends received from 50% or less owned companies	1,605	2,050
Interest paid, excluding capitalized interest	(18,289)	(23,530)
Income taxes paid, net of refunds	(629)	(18,565)
Other	10,954	12,421
Total cash flows provided by operating activities	102,533	141,917

Operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net was $11.6 million lower in the Current Six Months compared with the Prior Six Months. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company's business segments.
Operating income from discontinued operations before depreciation, amortization and gains on asset dispositions and impairments, net was $24.3 million lower in the Current Six Months compared with Prior Six Months as a result of the sale of the SES Business on March 16, 2012, the sale of SEI on December 31, 2012 and the Spin-off of Era Group on January 31, 2013.
Changes in operating assets and liabilities before interest and income taxes in the Current Six Months of $32.0 million is primarily due to reduced working capital needs of Inland River Services and the Spin-off of Era Group.
During the Current Six Months, cash used in operating activities included $4.0 million to purchase marketable security long positions. During the Current Six Months, cash provided by operating activities included $8.3 million received from the sale of marketable security long positions.
During the Prior Six Months, cash used in operating activities included $14.3 million to purchase marketable security long positions and $10.8 million to cover marketable security short positions. During the Prior Six Months, cash provided by operating activities included $14.5 million received from the sale of marketable security long positions and $2.5 million received upon entering into marketable security short positions.
Investing Activities
During the Current Six Months, net cash provided by investing activities of continuing operations was $71.5 million primarily as follows:

•
Capital expenditures were $87.9 million. Equipment deliveries included one specialty offshore support vessel, two liftboats, two wind farm utility vessels, two liquid tank barges and three U.S.-flag harbor tugs.

•
The Company sold two crew boats, one mini-supply vessel, one supply vessel, one specialty offshore support vessel, three liftboats, sixteen dry-cargo barges, eight liquid tank barges, two U.S.-flag harbor tugs and other property and equipment for net proceeds of $132.4 million ($125.1 million in cash, $0.2 million in vendor credits and $7.1 million in seller financing). The Company also received $0.3 million in deposits on future equipment sales.

•	Construction reserve funds account transactions included withdrawals of $55.8 million and deposits of $10.6 million.

•	The Company released restricted cash of $11.5 million.

•
The Company made net investments in its 50% or less owned companies of $26.8 million, including $11.5 million in Sea-Cat Crewzer II LLC and $7.6 million in Mantenimiento Express Maritimo, S.A.P.I. de C.V.

•
On June 6, 2013, the Company acquired a 100% controlling interest in C-Lift LLC through its acquisition of its partner's interest for $12.7 million in cash subject to certain working capital adjustments.

During the Prior Six Months, net cash used in investing activities of continuing operations was $155.5 million primarily as follows:

•
Capital expenditures were $99.5 million. Equipment deliveries included one offshore support vessel, one wind farm utility vessel, three inland river dry cargo barges, two liquid tank barges and one inland river towboat.

•
The Company sold four offshore support vessels, one inland river towboat, two harbor tugs and other equipment for net proceeds of $7.2 million and received $0.2 million in deposits related to future expected sales. Total net proceeds of $60.7 million on equipment sold included $5.0 million in cash deposits previously received and $48.5 million in seller financing.

•	The Company made investments in its 50% or less owned companies of $31.9 million.

•	Construction reserve funds account transactions included withdrawals of $74.1 million and deposits of $6.5 million.

•	The Company received returns on investments in its 50% or less owned companies of $25.3 million.

•	The Company received principal payments on third party notes receivable of $19.0 million, net.

•	The Company released restricted cash of $2.9 million.

•	The Company acquired 18 lift boats, real property and working capital from Superior Energy Inc. for $142.5 million.

•	The Company obtained a 70% controlling interest in ICP through its acquisition of a portion of its partner's interest for $9.1 million in cash.

During the Prior Six Months, net cash provided by investing activities of discontinued operations was $5.7 million primarily as follows:

•	The company sold certain companies and assets that were part of its Environmental Services business segment for a net sales price of $99.9 million. Net cash proceeds received were $88.8 million.

•	Era Group's investing activities included capital expenditures of $87.0 million and $4.5 million in proceeds from the sale of six helicopters and other equipment.
Financing Activities
During the Current Six Months, net cash used in financing activities of continuing operations was $2.5 million. The Company:

•	made scheduled payments on long-term debt and capital lease obligations of $10.0 million;

•	had net borrowings on inventory financing arrangements of $2.4 million; and

•	received $8.8 million for share award plans.
During the Current Six Months, net cash used in financing activities of discontinued operations was $14.0 million primarily representing Era Group's cash balance distributed in the Spin-off.
During the Prior Six Months, net cash used in financing activities of continuing operations was $91.9 million. The Company:

•	repaid $50.0 million under the revolving credit facility;

•	purchased $5.5 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $5.7 million;

•	made scheduled payments on long-term debt and capital lease obligations of $5.8 million;

•	repaid $3.2 million of acquired debt;

•	received proceeds from other debt of $0.1 million;

•	had net borrowings on inventory financing arrangements of $14.8 million;

•	received $6.7 million from share award plans; and

•	acquired for Treasury 199,766 shares of Common Stock for an aggregate purchase price of $17.4 million.
During the Prior Six Months, net cash provided by financing activities of discontinued operations was $6.6 million primarily representing borrowings under Era Group's senior secured revolving credit facility.
Short and Long-Term Liquidity Requirements
To date, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near future. The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program or other liquidity requirements, the Company may: use its cash balances; sell securities; utilize construction reserve funds; sell assets; enter into sale and leaseback transactions for equipment; borrow under its revolving credit facility; issue debt, shares of Common Stock, common stock of its subsidiaries or preferred stock; or a combination thereof. The Company's revolving credit facility matures in November 2013 and the Company does not plan to replace this facility in the near future.
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
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change in the Company's off-balance sheet arrangements during the Current Six Months.

Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change in the Company's contractual obligations and commercial commitments (excluding Aviation Services) during the Current Six Months.
Contingencies
On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-CV-01986 (E.D. La.) (the “Robin Case”), in which they asserted that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action was part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179 (“MDL”). The complaint sought compensatory, punitive, exemplary, and other damages. In response to this lawsuit, the Company filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire. On June 8, 2011, the Company moved to dismiss these claims (with the exception of one claim filed by a Company employee) on various legal grounds. On October 12, 2011, the Court granted the Company's motion to dismiss in its entirety, dismissing with prejudice all claims that had been filed against the Company in the limitation actions (with the exception of one claim filed by a Company employee that was not subject to the motion to dismiss). The Court entered final judgments in favor of the Company in the Robin Case and each of the limitation actions on November 21, 2011. On December 12, 2011, the claimants appealed each of those judgments to the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit"). The claimants' opening brief was submitted on May 7, 2012, and the claimants filed a reply brief on June 1, 2012. Oral argument was not requested by the Fifth Circuit. On December 13, 2012, the Fifth Circuit affirmed the judgment of the district court. The claimants have not petitioned the United States Supreme Court for a writ of certiorari and their deadline to do so has expired.
With respect to the one claim filed by a Company employee, that individual also commenced a separate action in the MDL entitled DuWayne Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), in which he alleges sustaining personal injuries not only in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case is subject to the MDL Court's stay of individual proceedings, on July 16, 2012 the employee sought to sever his case from the MDL. On March 5, 2013, the Court denied the motion, and on April 2, 2013, the employee filed a motion asking the Court to reconsider. The Company filed its response opposing the employee's motion on April 30, 2013, and on May 3, 2013, the Court denied the motion.  On May 22, 2013, the employee filed a Notice of Appeal to the Fifth Circuit.  On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction. The Company intends to vigorously defend the action should it ever proceed and the responsible party has agreed, subject to certain potential limitations, to indemnify and defend the Company in connection with this matter. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position or its results of operations.
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by O'Brien's Response Management Inc. ("ORM"), a subsidiary of the Company prior to the ORM Transaction (as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 2012). The action now is part of the overall MDL. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action and pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL, discussed further below. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position or its results of operations.
On December 15, 2010, ORM and National Response Corporation ("NRC"), subsidiaries of the Company prior to the ORM Transaction and SES Business Transaction (as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 2012), respectively, were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against

ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position or its results of operations.
Subsequent to the filing of the referenced master complaint, nine additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have been since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.)., which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. By court order, all nine of these additional individual cases have been stayed until further notice. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position or its results of operations.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., and M-I L.L.C. also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC have asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but recently moved to voluntarily dismiss these cross-claims without prejudice. The Court granted Weatherford's motion on February 8, 2013. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position or its results of operations.
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the plaintiffs by exposing them to dispersants during the course and scope of their employment. The case was removed to the U.S. District Court for the Northern District of Florida on January 13, 2013, Abney et al. v. Plant Performance Services, LLC et la., No. 3:13-CV-00024 (N.D. Fla.), and on January 16, 2013, the United States Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order (“CTO”) transferring the case to the MDL, subject to any timely-filed notice of objection from the plaintiffs. Upon receipt of a notice of objection from the plaintiffs, a briefing schedule was set by the JPML, and so a stay of proceedings and suspension of deadlines was sought and obtained by the Court in the U.S. District Court for the Northern District of Florida. Following briefing before the JPML, the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response.  A CTO was issued by the JPML on May 2, 2013, no objection was filed by the plaintiffs, and the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on May 10, 2013.  By court order, both of these matters have been stayed until further notice. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position or its results of operations.
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company ("BP America") (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP. The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012. A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages Class Action Settlement on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement on January 11, 2013. Both class action settlements are currently on appeal to the Fifth Circuit. Although neither the Company, ORM, or NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. As the releases for both settlements have been deemed valid and enforceable by the district court, if the Fifth Circuit affirms these decisions, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. At this time, the Company expects these settlements to reduce ORM's potential exposure, if any, from some of the pending actions described above, and continues to evaluate the settlements' impacts on these cases.
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
ORM is defending against three collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”).  These cases - Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”); Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”); and Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”) - were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors.  The Prejean, Himmerite and Singleton Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the overall MDL.  The Himmerite and Singleton Actions have since been automatically stayed pending further scheduling by the Court, pursuant to the procedures in the MDL.  In the Prejean Action, ORM has answered the complaint, a scheduling order has been issued, and plaintiffs have, among other things, filed a Motion for Conditional Certification to which ORM's response is due by August 22, 2013.  The limitations periods for potential plaintiffs to opt-in to the Prejean, Himmerite and Singleton actions have all been tolled pending further action by the Court.  The Company is unable to estimate the potential exposure, if any, resulting from any of these DPH FLSA Actions, but believes they are without merit and will continue to vigorously defend against them.
In the course of the Company's business, it may agree to indemnify the counterparty to an agreement.  If the indemnified party makes a successful claim for indemnification, the Company would be required to reimburse that party in accordance with the terms of the indemnification agreement.  Indemnification agreements generally are subject to threshold amounts, specified claim periods and other restrictions and limitations.
In connection with the SES Business Transaction and the ORM Transaction, the Company remains contingently liable for certain indemnification obligations, including potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response. In the case of the SES Business Transaction, such potential liabilities may not exceed the purchase consideration received by the Company for the SES Business Transaction and in the case of the ORM Transaction, are subject to a negotiated cap. The Company currently is indemnified under contractual agreements with BP with respect to such potential liabilities.
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
For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There has been no significant change in the Company’s exposure to market risk during the Current Six Months except as described below.
As of January 31, 2013, the Company completed the Spin-off of Era Group. As a result, the Company reduced its capital purchase commitments denominated in euros and no longer has variable LIBOR-based borrowings under Era Group's Senior Secured Revolving Credit Facility.

ITEM 4.	CONTROLS AND PROCEDURES
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2013. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)
April 1 – 30, 2013	—	$—	—	$100,000,000
May 1 – 31, 2013	—	$—	—	$100,000,000
June 1 – 30, 2013	—	$—	—	$100,000,000
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

SEACOR Holdings Inc. (Registrant)

DATE:	July 30, 2013	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board (Principal Executive Officer)

DATE:	July 30, 2013	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.