Form 10-Q
period 2013-09-30
SEACOR HOLDINGS INC /NEW/
filed 2013-10-28
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of October 25, 2013 was 20,331,865. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$332,767	$248,204
Restricted cash	20,893	28,285
Marketable securities	25,660	21,668
Receivables:
Trade, net of allowance for doubtful accounts of $920 and $1,201 in 2013 and 2012, respectively	211,853	224,944
Other	39,774	45,334
Inventories	25,442	25,787
Deferred income taxes	3,530	3,530
Prepaid expenses and other	10,746	12,719
Discontinued operations	—	108,153
Total current assets	670,665	718,624
Property and Equipment:
Historical cost	2,208,315	2,238,383
Accumulated depreciation	(835,604)	(763,803)
	1,372,711	1,474,580
Construction in progress	129,481	110,296
Net property and equipment	1,502,192	1,584,876
Investments, at Equity, and Advances to 50% or Less Owned Companies	365,891	272,535
Construction Reserve Funds & Title XI Reserve Funds	229,021	195,629
Goodwill	17,978	17,978
Intangible Assets, Net	13,583	15,305
Other Assets	52,394	55,123
Discontinued Operations	—	840,724
	$2,851,724	$3,700,794
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$26,973	$21,920
Current portion of capital lease obligations	11	2,900
Accounts payable and accrued expenses	73,063	107,892
Other current liabilities	114,663	93,093
Discontinued operations	—	39,836
Total current liabilities	214,710	265,641
Long-Term Debt	675,206	655,309
Capital Lease Obligations	22	59
Deferred Income Taxes	437,436	426,027
Deferred Gains and Other Liabilities	133,503	120,342
Discontinued Operations	—	490,741
Total liabilities	1,460,877	1,958,119
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 37,168,978 and 36,740,324 shares issued in 2013 and 2012, respectively	372	367
Additional paid-in capital	1,358,273	1,330,324
Retained earnings	1,096,988	1,473,509
Shares held in treasury of 16,837,113 and 16,852,391 in 2013 and 2012, respectively, at cost	(1,088,219)	(1,088,560)
Accumulated other comprehensive loss, net of tax	(1,809)	(1,986)
	1,365,605	1,713,654
Noncontrolling interests in subsidiaries	25,242	29,021
Total equity	1,390,847	1,742,675
	$2,851,724	$3,700,794

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues	$336,784	$338,855	$919,411	$945,929
Costs and Expenses:
Operating	239,540	254,005	680,566	706,969
Administrative and general	31,463	39,509	101,826	110,801
Depreciation and amortization	33,503	34,347	100,834	97,269
	304,506	327,861	883,226	915,039
Gains on Asset Dispositions and Impairments, Net	19,230	9,064	33,550	16,183
Operating Income	51,508	20,058	69,735	47,073
Other Income (Expense):
Interest income	4,280	3,890	10,665	13,925
Interest expense	(10,520)	(10,076)	(31,282)	(30,075)
Debt extinguishment losses, net	—	—	—	(160)
Marketable security gains (losses), net	(1,149)	(1,730)	9,403	13,224
Derivative losses, net	(303)	(2,030)	(3,235)	(2,434)
Foreign currency gains (losses), net	2,230	1,028	(2,697)	1,665
Other, net	477	7,098	675	7,457
	(4,985)	(1,820)	(16,471)	3,602
Income from Continuing Operations Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies	46,523	18,238	53,264	50,675
Income Tax Expense	15,984	7,702	21,306	20,412
Income from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	30,539	10,536	31,958	30,263
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	230	(1,297)	7,071	6,659
Income from Continuing Operations	30,769	9,239	39,029	36,922
Income (Loss) from Discontinued Operations, Net of Tax	—	6,265	(211)	26,254
Net Income	30,769	15,504	38,818	63,176
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	478	(598)	130	(663)
Net Income attributable to SEACOR Holdings Inc.	$30,291	$16,102	$38,688	$63,839

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$30,291	$9,837	$38,799	$37,585
Discontinued operations	—	6,265	(111)	26,254
	$30,291	$16,102	$38,688	$63,839

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$1.52	$0.48	$1.96	$1.83
Discontinued operations	—	0.31	(0.01)	1.28
	$1.52	$0.79	$1.95	$3.11

Diluted Earnings Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$1.36	$0.47	$1.92	$1.80
Discontinued operations	—	0.31	—	1.26
	$1.36	$0.78	$1.92	$3.06

Weighted Average Common Shares Outstanding:
Basic	19,964,695	20,432,997	19,843,778	20,512,118
Diluted	24,601,584	20,740,456	20,198,449	20,838,468
The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$30,769	$15,504	$38,818	$63,176
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	4,050	2,123	(488)	3,908
Reclassification of foreign currency translation losses to foreign currency gains (losses), net	—	—	—	758
Derivative gains (losses) on cash flow hedges	192	(619)	572	(1,290)
Reclassification of derivative losses on cash flow hedges to interest expense	—	655	—	1,951
Reclassification of derivative (gains) losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	(65)	167	253	386
Reclassification of derivative losses on cash flow hedges to derivative losses, net upon dedesignation	—	1,330	—	1,330
Other	—	—	—	42
	4,177	3,656	337	7,085
Income tax expense	(1,311)	(1,200)	(125)	(2,345)
	2,866	2,456	212	4,740
Comprehensive Income	33,635	17,960	39,030	67,916
Comprehensive Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	910	(369)	110	(277)
Comprehensive Income attributable to SEACOR Holdings Inc.	$32,725	$18,329	$38,920	$68,193

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2012	$367	$1,330,324	$1,473,509	$(1,088,560)	$(1,986)	$29,021	$1,742,675
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,770	—	—	1,770
Exercise of stock options	3	15,446	—	—	—	—	15,449
Director stock awards	—	168	—	—	—	—	168
Restricted stock and restricted stock units	2	(24)	—	135	—	—	113
Distribution of Era Group stock to shareholders	—	—	(415,209)	—	(55)	(107)	(415,371)
Share award settlements for Era Group employees and directors	—	(631)	—	—	—	—	(631)
Amortization of share awards	—	11,426	—	—	—	—	11,426
Cancellation of restricted stock	—	1,564	—	(1,564)	—	—	—
Issuance of noncontrolling interests	—	—	—	—	—	40	40
Distributions to noncontrolling interests	—	—	—	—	—	(3,822)	(3,822)
Net income	—	—	38,688	—	—	130	38,818
Other comprehensive income (loss)	—	—	—	—	232	(20)	212
Nine months ended September 30, 2013	$372	$1,358,273	$1,096,988	$(1,088,219)	$(1,809)	$25,242	$1,390,847

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Nine Months Ended September 30,
	2013	2012
Net Cash Provided by Operating Activities of Continuing Operations	$134,698	$98,633
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(146,483)	(165,044)
Proceeds from disposition of property and equipment	205,735	14,715
Investments in and advances to 50% or less owned companies	(91,492)	(34,507)
Return of investments and advances from 50% or less owned companies	10,642	77,981
Net advances on revolving credit line to 50% or less owned companies	—	(300)
(Advances) principal payments on third party notes receivable, net	(63)	17,751
Net (increase) decrease in restricted cash	7,392	(170,501)
Net (increase) decrease in construction reserve funds and Title XI reserve funds	(33,392)	80,042
Payments received on third party leases, net	2,667	2,586
Business acquisitions, net of cash acquired	(10,540)	(148,088)
Net cash used in investing activities of continuing operations	(55,534)	(325,365)
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt and capital lease obligations	(13,129)	(67,178)
Net borrowings (repayments) under inventory financing arrangements	4,183	(13,368)
Proceeds from issuance of long-term debt	10	115,134
Common stock acquired for treasury	—	(28,726)
Share award settlements for Era Group employees and directors	(357)	—
Proceeds and tax benefits from share award plans	17,195	8,400
Distributions paid to noncontrolling interests, net of issuances	(3,782)	(1,895)
Net cash provided by financing activities of continuing operations	4,120	12,367
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(643)	1,944
Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	82,641	(212,421)
Cash Flows from Discontinued Operations:
Operating Activities	24,298	99,629
Investing Activities	(8,502)	(7,219)
Financing Activities	(14,017)	(64,090)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	143	687
Net Increase in Cash and Cash Equivalents from Discontinued Operations	1,922	29,007
Net Increase (Decrease) in Cash and Cash Equivalents	84,563	(183,414)
Cash and Cash Equivalents, Beginning of Period	248,204	381,482
Cash and Cash Equivalents, End of Period	$332,767	$198,068

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial information for the three and nine months ended September 30, 2013 and 2012 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of September 30, 2013, its results of operations for the three and nine months ended September 30, 2013 and 2012, its comprehensive income for the three and nine months ended September 30, 2013 and 2012, its changes in equity for the nine months ended September 30, 2013, and its cash flows for the nine months ended September 30, 2013 and 2012. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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

	2013	2012
Balance at beginning of period	$6,592	$9,845
Revenues deferred during the period	—	2,827
Revenues recognized during the period	—	(7,007)
Balance at end of period	$6,592	$5,665
As of September 30, 2013, deferred revenues of $6.6 million were related to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the "Conveyance") in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, are contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to August 17, 2012 are subject to bankruptcy court approval. The Company will continue to recognize revenues as cash is received and approved by the bankruptcy court or earlier should future collection become reasonably assured. All costs and expenses related to these charters were recognized as incurred.

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income (loss) were as follows:

	SEACOR Holdings Inc. Stockholders' Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Other	Other Comprehensive Income (Loss)
December 31, 2012	$(1,238)	$(732)	$(16)	$(1,986)	$321	$(10)
Distribution of Era Group stock to shareholders	(55)	—	—	(55)	—	—
Other comprehensive income (loss)	(468)	825	—	357	(20)	—	$337
Income tax (expense) benefit	164	(289)	—	(125)	—	—	(125)
Nine months ended September 30, 2013	$(1,597)	$(196)	$(16)	$(1,809)	$301	$(10)	$212
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
The Company’s financial assets and liabilities as of September 30, 2013 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$25,660	$—	$—
Derivative instruments (included in other receivables)	177	5,238	—
Construction reserve funds and Title XI reserve funds	229,021	—	—
LIABILITIES
Short sale of marketable securities (included in other current liabilities)	8,837	—	—
Derivative instruments (included in other current liabilities)	384	3,299	—
 ______________________

(1)
Marketable security gains (losses), net include unrealized losses of $1.2 million and unrealized losses of $0.4 million for the three months ended September 30, 2013 and 2012, respectively, related to marketable security positions held by the Company as of September 30, 2013. Marketable security gains (losses), net include unrealized gains of $9.4 million and unrealized losses of $0.4 million for the nine months ended September 30, 2013 and 2012, respectively, related to marketable security positions held by the Company as of September 30, 2013.

The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2013 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$353,660	$353,660	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	9,315	see below
Notes receivable from other business ventures (included in other assets)	26,462	see below
LIABILITIES
Long-term debt, including current portion(1)	702,179	—	838,218	—
______________________

(1)	The estimated fair value includes the conversion option on the Company's 2.5% Convertible Notes.
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
The Company’s non-financial assets and liabilities that were measured at fair value during the nine months ended September 30, 2013 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Long-lived assets under construction(1)	$17,494	$—	$—
Investment in C-Lift LLC(2)	—	13,290	—
Contribution of non-cash consideration to Dorian LPG Ltd. (3)	—	14,989	—
______________________

(1)
During the nine months ended September 30, 2013, the Company recognized impairment charges of $3.0 million related to two of Shipping Services' harbor tugs while under construction, which were sold and leased back upon their completion (see Note 5).

(2)
During the nine months ended September 30, 2013, the Company marked its equity investment in C-Lift LLC ("C-Lift") to fair value following its acquisition of a controlling interest (see Note 4). The investment's fair value was determined based on the Company's purchase price of the acquired interest.

(3)
During the nine months ended September 30, 2013, the Company marked to fair value the non-cash consideration contributed to Dorian LPG Ltd. ("Dorian") in exchange for an equity investment (see Note 6). The fair value was determined based on the value of the equity investment the Company received.

3.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of September 30, 2013 were as follows (in thousands):

	Derivative Asset	Derivative Liability

Options on equities and equity indices	$269	$—
Forward currency exchange, option and future contracts	197	215
Interest rate swap agreements	—	3,071
Commodity swap, option and future contracts:
Exchange traded	71	383
Non-exchange traded	4,878	14
	$5,415	$3,683
Cash Flow Hedges. As of September 30, 2013, the Company had no interest rate swap agreements designated as cash flow hedges. As of September 30, 2013, one of the Company’s Offshore Marine Services 50% or less owned companies had an interest rate swap agreement maturing in 2015 that has been designated as a cash flow hedge. This instrument calls for this company to pay a fixed interest rate of 1.48% on the amortized notional value of $17.1 million and receive a variable interest rate based on LIBOR on the amortized notional value. As of September 30, 2013, one of the Company’s Inland River Services 50% or less owned companies had four interest rate swap agreements with maturities ranging from 2013 through 2015 that have been designated as cash flow hedges. These instruments call for this company to pay fixed rates of interest ranging from 1.53% to 4.16% on the aggregate amortized notional value of $35.4 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. As of September 30, 2013, one of the Company’s Shipping Services 50% or less owned companies had an interest rate swap agreement maturing in 2017 that has been designated as a cash flow hedge. The instrument calls for this company to pay a fixed interest rate of 2.79% on the amortized notional value of $37.8 million and received a variable interest rate based on LIBOR on the amortized notional value. As of September 30, 2013, another of the Company's Shipping Services 50% or less owned companies had five interest rate swap agreements with maturities ranging from 2018 to 2020 that have been designated as cash flow hedges. These instruments call for this company to pay fixed rates of interest ranging from 2.96% to 5.40% on the aggregate amortized notional value of $131.7 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. By entering into these interest rate swap agreements, the Company's 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.
The Company recognized gains (losses) on derivative instruments designated as cash flow hedges for the nine months ended September 30 as follows (in thousands):

	2013	2012
Interest rate swap agreements, effective portion in other comprehensive income (loss)	$572	$(1,290)
Interest rate swap agreements, ineffective portion in derivative losses, net	—	(56)
	$572	$(1,346)

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments in derivative losses, net for the nine months ended September 30 as follows (in thousands):

	2013	2012
Options on equities and equity indices	$(4,132)	$(734)
Forward currency exchange, option and future contracts	(439)	884
Interest rate swap agreements	253	(1,641)
Commodity swap, option and future contracts:
Exchange traded	368	(2,847)
Non-exchange traded	715	1,960
	$(3,235)	$(2,378)
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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of September 30, 2013, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $13.0 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.
The Company has entered into various interest rate swap agreements with maturities ranging from 2013 through 2018 that call for the Company to pay fixed interest rates ranging from 2.25% to 3.05% on an aggregate amortized notional value of $221.5 million (including an amortized notional value of €10.9 million or $14.8 million) and receive a variable interest rate based on LIBOR or Euribor on these notional values. As of September 30, 2013, one of the Company’s Offshore Marine Services 50% or less owned companies has entered into an interest rate swap agreement maturing in 2018 that calls for this company to pay a fixed interest rate of 1.30% on the amortized notional value of $105.6 million and receive a variable interest rate based on LIBOR on the amortized notional value. In addition, one of the Company's Shipping Services 50% or less owned companies has entered into an interest rate swap agreement maturing in 2020 that calls for this company to pay a fixed interest rate of 4.35% on the amortized notional value of $0.3 million and receive a variable interest rate based on LIBOR on the amortized notional value. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company or its 50% or less owned companies.
The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. The Company's ethanol and industrial alcohol manufacturing facility enters into exchange traded positions (primarily corn) to protect its raw material and finished goods inventory balance from market changes. In the Company’s agricultural trading business, fixed price future purchase and sale contracts for sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sale contracts as well as its inventory balances from market changes. As of September 30, 2013, the net market exposure to corn and sugar under these contracts was not material. The Company also enters into exchange traded positions (primarily natural gas, heating oil, crude oil, gasoline, corn and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s Offshore Marine Services, Inland River Services and Shipping Services businesses. As of September 30, 2013, these positions were not material.

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
Purchase Price Allocation. The following table summarizes the allocation of the purchase price for the Company’s business acquisitions during the nine months ended September 30, 2013 (in thousands):

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
During the nine months ended September 30, 2013, capital expenditures were $146.5 million. Equipment deliveries during the period included two specialty offshore support vessels, two liftboats, three wind farm utility vessels, two inland river liquid tank barges and four U.S.-flag harbor tugs.
During the nine months ended September 30, 2013, the Company sold four crew boats, one mini-supply vessel, one supply vessel, three specialty offshore support vessels, five liftboats, 16 inland river dry cargo barges, eight inland river liquid tank barges, eight U.S.-flag harbor tugs and other property and equipment for net proceeds of $214.7 million ($205.7 million in cash, $0.2 million in vendor credits and $8.8 million in seller financing) and gains of $49.0 million, of which $34.4 million were recognized currently and $14.6 million were deferred. In addition, the Company recognized previously deferred gains of $2.1 million. Two of the specialty offshore support vessels and the supply vessel were sold to certain of the Company's Offshore Marine Services' 50% or less owned companies for $83.7 million (see Note 6).
The Company has sold certain equipment to its 50% or less owned companies, entered into vessel sale-leaseback transactions with finance companies, and provided seller financing on sales of its equipment to third parties and its 50% or less owned companies. A portion of the gains realized from these transactions were deferred and recorded in deferred gains and other liabilities in the accompanying condensed consolidated balance sheets. Deferred gain activity related to these transactions for the nine months ended September 30 was as follows (in thousands):

	2013	2012
Balance at beginning of period	$111,514	$117,192
Deferred gains arising from asset sales	14,609	7,280
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(7,707)	(13,573)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(2,146)	(7,872)
Balance at end of period	$116,270	$103,027

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
As of September 30, 2013, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore support vessels (excluding wind farm utility)	20
Wind farm utility vessels	10
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag product tankers	25
RORO(1) vessels	20
Harbor tugs	25
Ocean liquid tank barges	25
Terminal and manufacturing facilities	20
______________________

(1)	Roll on/Roll off ("RORO").
The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the nine months ended September 30, 2013, the Company recognized impairment charges of $3.0 million related to two of Shipping Services' harbor tugs while under construction, which were sold and leased back upon their completion.

6.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
OSV Partners. On August 13, 2013, the Company and Breem Transportation Services LLC formed SEACOR OSV Partners GP LLC and SEACOR OSV Partners I LP (collectively "OSV Partners") to own and operate six offshore support vessels, one of which was acquired during the third quarter. During the nine months ended September 30, 2013, the Company contributed $1.8 million in capital and provided financing of $7.6 million. During the fourth quarter, OSV Partners anticipates closing on a private placement equity offering with third party limited partner members and a bank financing arrangement.
Dorian. On July 25, 2013, the Company contributed $57.0 million to Dorian in exchange for a 25% noncontrolling ownership interest. The contribution included $42.1 million in net cash and other consideration valued at $14.9 million that included certain progress payments made toward the construction of the two liquefied petroleum gas tankers (Very Large Gas Carriers, otherwise known as VLGCs), the construction contracts for the two VLGCs and the options to construct additional VLGCs. In addition to the VLGC construction contracts, Dorian currently operates a fleet of three VLGCs in international trade.
C-Lift. C-Lift was a 50% or less owned company established to construct and operate liftboats. On June 6, 2013, the Company acquired a 100% controlling interest in C-Lift through the acquisition of its partner's 50% interest for $12.7 million in cash subject to certain working capital adjustments (see Note 4). Upon the acquisition, the Company adjusted its investment in C-Lift to fair value resulting in the recognition of a gain of $4.2 million, net of tax, which is included in equity in earnings (losses) of 50% or less owned companies in the accompanying condensed consolidated statements of income.
Sea-Cat Crewzer II. On January 23, 2013, the Company and another offshore support vessel operator formed Sea-Cat Crewzer II LLC (“Sea-Cat Crewzer II”) to own and operate two high speed offshore catamaran crew boats. The Company and its partner each contributed capital of $23.0 million in cash. Sea-Cat Crewzer II then purchased two high speed offshore catamaran crew boats from the Company for $47.3 million ($44.5 million in cash and $2.8 million in seller financing).

MexMar. During the nine months ended September 30, 2013, the Company made an additional cash investment of $5.9 million in Mantenimiento Express Maritimo, S.A.P.I. de C.V. ("MexMar"), an Offshore Marine Services 50% or less owned company. During the nine months ended September 30, 2013, MexMar purchased one offshore support vessel from the Company for $36.4 million ($30.4 million in cash and $6.0 million in seller financing). During the nine months ended September 30, 2013, MexMar repaid the $6.0 million of seller financing and the Company provided an additional $1.7 million advance for the purchase of another offshore support vessel from a third party, which was repaid.
SCFCo Holdings. SCFCo Holdings LLC (“SCFCo”) was established to operate towboats and dry cargo barges on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. During the nine months ended September 30, 2013, the Company contributed additional capital of $4.0 million to fund SCFCo’s operations, provided net temporary working capital advances of $2.3 million and received working capital repayments of $1.8 million. As of September 30, 2013, the Company had outstanding loans to SCFCo Holdings of $3.4 million.
Bunge-SCF Grain. Bunge-SCF Grain LLC (“Bunge-SCF Grain”) was established to construct and operate a terminal grain elevator in Fairmont City, Illinois. During the nine months ended September 30, 2013, the Company and its partner each made a working capital advance of $2.5 million to Bunge-SCF Grain and received $0.5 million of repayments on working capital advances. As of September 30, 2013, the total outstanding balance of working capital advances was $7.0 million.
Witt O'Brien's. During the nine months ended September 30, 2013, the Company received dividends of $1.5 million from Witt O'Brien's LLC.
Other. During the nine months ended September 30, 2013, the Company made a $0.5 million capital contribution to one of its industrial aviation businesses in Asia. During the nine months ended September 30, 2013, the Company received a $1.0 million repayment on advances made to one of its industrial aviation businesses in Asia and dividends of $6.5 million from certain Offshore Marine Services 50% or less owned companies.
Guarantees. The Company has guaranteed the payment of amounts owed by one of its 50% or less owned companies under a vessel charter and has guaranteed amounts owed under banking facilities by certain of its 50% or less owned companies. As of September 30, 2013, the total amount guaranteed by the Company under these arrangements was $15.3 million. In addition, as of September 30, 2013, the Company had uncalled capital commitments to two of its 50% or less owned companies for a total of $2.4 million.

7.	COMMITMENTS AND CONTINGENCIES
As of September 30, 2013, the Company’s unfunded capital commitments were $366.5 million and included: 15 offshore support vessels for $100.6 million; two inland river liquid tank barges for $1.7 million; five inland river towboats for $6.3 million; two U.S.-flag product tankers for $250.5 million and other equipment and improvements for $7.4 million. Of these commitments, $25.0 million is payable during the remainder of 2013, $300.5 million is payable during 2014-2015 and $41.0 million is payable during 2016-2017. Subsequent to September 30, 2013, the Company committed to purchase two offshore support vessels and one inland river towboat for a total of $39.2 million.
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

With respect to the one claim filed by a Company employee, that individual also commenced a separate action in the MDL entitled DuWayne Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), in which he alleges sustaining personal injuries not only in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case is subject to the MDL Court's stay of individual proceedings, on July 16, 2012 the employee sought to sever his case from the MDL. On March 5, 2013, the Court denied the motion, and on April 2, 2013, the employee filed a motion asking the Court to reconsider. The Company filed its response opposing the employee's motion on April 30, 2013, and on May 3, 2013, the Court denied the motion.  On May 22, 2013, the employee filed a Notice of Appeal to the Fifth Circuit.  On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction. The Fifth Circuit granted the Company's motion to dismiss on August 16, 2013.
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
Subsequent to the filing of the referenced master complaint, nine additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.)., which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. By court order, all nine of these additional individual cases have been stayed until further notice. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position or its results of operations.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., and M-I L.L.C. also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC have asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position or its results of operations.
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
ORM is defending against three collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon oil spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”).  These cases - Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”); Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”); and Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”) - were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors.  The Prejean, Himmerite and Singleton Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the overall MDL, in which the Himmerite and Singleton Actions were stayed pursuant to procedures of the MDL.  However, all three cases were severed from the MDL on September 19, 2013, and referred to a Magistrate Judge for pretrial case management, including issuing a scheduling order, overseeing discovery, and any other preliminary matters. The Himmerite and Singleton Actions are still pre-answer. In the Prejean Action, ORM has answered the complaint, a scheduling order has been issued, and plaintiffs have, among other things, filed a Motion for Conditional Certification, which is fully briefed and submitted. The pending Motion for Conditional Certification was referred by order dated September 19, 2013 to the Magistrate Judge for his report and recommendation.  The limitations periods for potential plaintiffs to opt-in to the Prejean, Himmerite and Singleton Actions have all been tolled pending further action by the Court.  The Company is unable to estimate the potential exposure, if any, resulting from any of these DWH FLSA Actions, but believes they are without merit and will continue to vigorously defend against them.
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
During the nine months ended September 30, 2013, the Company received notification from the American Maritime Officers Pension Plan (the "AMOPP”) that based on an actuarial valuation performed as of September 30, 2012, if the Company chooses to withdraw from the AMOPP, its withdrawal liability will be $45.6 million. That liability may change in future years based on various factors, primarily employee census. As of September 30, 2013, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
During the nine months ended September 30, 2013, the Company also received notification from the United Kingdom Merchant Navy Officers Pension Fund ("MNOPF") that the results of a 2012 actuarial valuation indicated that an additional net funding deficit of £120.0 million had developed since the previous actuarial valuation in 2009 and the Company's allocable share of the additional deficit was £1.7 million. During the nine months ended September 30, 2013, the Company received the invoice for the additional funding deficit and recognized additional payroll related operating expenses of $2.7 million. Depending upon the results of the future actuarial valuations, it is possible that the MNOPF will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received.

9.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
On August 9, 2013, the Company voluntarily terminated the SEACOR revolving credit facility.
As of September 30, 2013, the Company had outstanding letters of credit totaling $28.1 million with various expiration dates through 2016.
During the nine months ended September 30, 2013, the Company made scheduled payments on long-term debt and capital lease obligations of $13.1 million and had net borrowings of $4.2 million under inventory financing arrangements.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the nine months ended September 30, 2013, the Company did not repurchase any of its 7.375% Senior Notes due 2019.

10.	STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the nine months ended September 30, 2013, the Company did not acquire any shares of Common Stock for treasury. As of September 30, 2013, the remaining authority under the repurchase plan was $100.0 million.

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

Computations of basic and diluted earnings per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Net Income Attributable to SEACOR	Average O/S Shares	Per Share	Net Income Attributable to SEACOR	Average O/S Shares	Per Share
2013
Basic Weighted Average Common Shares Outstanding	$30,291	19,964,695	$1.52	$38,688	19,843,778	$1.95
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	436,364		—	354,671
Convertible Notes(2)	3,086	4,200,525		—	—
Diluted Weighted Average Common Shares Outstanding	$33,377	24,601,584	$1.36	$38,688	20,198,449	$1.92
2012
Basic Weighted Average Common Shares Outstanding	$16,102	20,432,997	$0.79	$63,839	20,512,118	$3.11
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	307,459		—	326,350
Diluted Weighted Average Common Shares Outstanding	$16,102	20,740,456	$0.78	$63,839	20,838,468	$3.06
______________________

(1)
For the three months ended September 30, 2013 and 2012, diluted earnings per common share of SEACOR excluded 115,832 and 655,168 of certain share awards, respectively, as the effect of their inclusion in the computation would be anti-dilutive. For the nine months ended September 30, 2013 and 2012, diluted earnings per share of SEACOR excluded 303,313 and 555,768 of certain share awards, respectively, as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the nine months ended September 30, 2013, diluted earnings per common share of SEACOR excluded 4,200,525 common shares issuable pursuant to the Company's 2.5% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

12.	SHARE BASED COMPENSATION
Transactions in connection with the Company’s share based compensation plans during the nine months ended September 30, 2013 were as follows:

Director stock awards granted	2,000
Employee Stock Purchase Plan (“ESPP”) shares issued	31,586
Restricted stock awards granted	148,300
Restricted stock awards canceled	18,000
Shares released from Deferred Compensation Plan	1,692
Stock Option Activities:
Outstanding as of December 31, 2012	1,281,821
Granted(1)	480,762
Exercised	(278,354)
Forfeited	(800)
Expired	(1,576)
Outstanding as of September 30, 2013	1,481,853
Shares available for future grants and ESPP purchases as of September 30, 2013	558,145
______________________

(1)	During the nine months ended September 30, 2013, the Company granted 318,012 stock options to existing option holders under make-whole provisions upon the Spin-off of Era Group.

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
The following tables summarize the operating results, capital expenditures and assets of the Company's reportable segments.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2013
Operating Revenues:
External customers	156,173	51,950	48,200	52,580	27,881	—	336,784
Intersegment	25	792	—	—	—	(817)	—
	156,198	52,742	48,200	52,580	27,881	(817)	336,784
Costs and Expenses:
Operating	95,113	38,473	28,215	52,390	26,141	(792)	239,540
Administrative and general	14,132	3,431	5,133	428	1,429	6,910	31,463
Depreciation and amortization	16,470	6,869	7,841	1,489	92	742	33,503
	125,715	48,773	41,189	54,307	27,662	6,860	304,506
Gains on Asset Dispositions	15,343	783	3,104	—	—	—	19,230
Operating Income (Loss)	45,826	4,752	10,115	(1,727)	219	(7,677)	51,508
Other Income (Expense):
Derivative gains (losses), net	32	—	—	1,129	(380)	(1,084)	(303)
Foreign currency (gains) losses, net	1,937	(89)	6	—	15	361	2,230
Other, net	—	—	540	—	(3)	(60)	477
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,527	80	(1,413)	—	36	—	230
Segment Profit (Loss)	49,322	4,743	9,248	(598)	(113)
Other Income (Expense) not included in Segment Profit (Loss)							(7,389)
Less Equity Earnings (Losses) included in Segment Profit (Loss)							(230)
Income Before Taxes, Equity Earnings and Discontinued Operations							46,523

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2013
Operating Revenues:
External customers	418,815	148,153	142,779	146,807	62,857	—	919,411
Intersegment	77	2,023	—	—	—	(2,100)	—
	418,892	150,176	142,779	146,807	62,857	(2,100)	919,411
Costs and Expenses:
Operating	282,725	110,055	84,383	145,837	59,589	(2,023)	680,566
Administrative and general	43,194	11,376	16,434	1,566	4,408	24,848	101,826
Depreciation and amortization	49,217	21,031	23,545	4,467	287	2,287	100,834
	375,136	142,462	124,362	151,870	64,284	25,112	883,226
Gains on Asset Dispositions and Impairments, Net	25,577	5,776	149	—	1,907	141	33,550
Operating Income (Loss)	69,333	13,490	18,566	(5,063)	480	(27,071)	69,735
Other Income (Expense):
Derivative gains (losses), net	357	—	—	1,641	12	(5,245)	(3,235)
Foreign currency losses, net	(2,160)	(7)	(9)	—	(321)	(200)	(2,697)
Other, net	11	—	742	—	51	(129)	675
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	10,534	(2,306)	(3,321)	—	2,164	—	7,071
Segment Profit (Loss)	78,075	11,177	15,978	(3,422)	2,386
Other Income (Expense) not included in Segment Profit (Loss)							(11,214)
Less Equity Earnings (Losses) included in Segment Profit (Loss)							(7,071)
Income Before Taxes, Equity Earnings and Discontinued Operations							53,264

Capital Expenditures	85,324	22,138	36,218	656	384	1,763	146,483

As of September 30, 2013
Property and Equipment:
Historical cost	1,160,334	473,349	495,877	43,812	3,992	30,951	2,208,315
Accumulated depreciation	(457,454)	(140,747)	(216,270)	(10,081)	(600)	(10,452)	(835,604)
	702,880	332,602	279,607	33,731	3,392	20,499	1,372,711
Construction in progress	95,552	23,814	7,323	632	2,119	41	129,481
	798,432	356,416	286,930	34,363	5,511	20,540	1,502,192
Investments, at Equity, and Advances to 50% or Less Owned Companies	99,191	57,445	123,354	—	85,901	—	365,891
Inventories	6,187	2,277	1,794	12,856	2,328	—	25,442
Goodwill	13,367	2,759	1,852	—	—	—	17,978
Intangible Assets	4,116	8,049	1,002	29	387	—	13,583
Other current and long-term assets, excluding cash and near cash assets(3)	160,248	45,881	19,480	6,765	62,863	23,060	318,297
Segment Assets	1,081,541	472,827	434,412	54,013	156,990
Cash and near cash assets(3)							608,341
Total Assets							2,851,724
______________________

(1)	Operating revenues includes $144.2 million of tangible product sales and operating expenses includes $143.3 million of costs of goods sold.

(2)	Inventories includes raw materials of $2.7 million and work in process of $2.1 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2012
Operating Revenues:
External customers	134,296	53,293	45,157	47,813	58,296	—	338,855
Intersegment	26	—	—	—	40	(66)	—
	134,322	53,293	45,157	47,813	58,336	(66)	338,855
Costs and Expenses:
Operating	88,842	38,320	28,089	45,472	53,287	(5)	254,005
Administrative and general	14,795	3,480	6,567	545	5,635	8,487	39,509
Depreciation and amortization	16,051	7,335	7,776	1,578	753	854	34,347
	119,688	49,135	42,432	47,595	59,675	9,336	327,861
Gains (Losses) on Asset Dispositions and Impairments, Net	6,585	3,503	145	—	(1,169)	—	9,064
Operating Income (Loss)	21,219	7,661	2,870	218	(2,508)	(9,402)	20,058
Other Income (Expense):
Derivative losses, net	—	—	—	(1,035)	(838)	(157)	(2,030)
Foreign currency gains (losses), net	717	33	8	—	(25)	295	1,028
Other, net	—	—	7,145	—	—	(47)	7,098
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,238	(2,227)	(551)	—	243	—	(1,297)
Segment Profit (Loss)	23,174	5,467	9,472	(817)	(3,128)
Other Income (Expense) not included in Segment Profit (Loss)							(7,916)
Less Equity Earnings (Losses) included in Segment Profit (Loss)							1,297
Income Before Taxes, Equity Earnings and Discontinued Operations							18,238

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2012
Operating Revenues:
External customers	378,606	160,085	133,606	146,370	127,262	—	945,929
Intersegment	78	—	108	—	75	(261)	—
	378,684	160,085	133,714	146,370	127,337	(261)	945,929
Costs and Expenses:
Operating	258,266	110,966	83,875	140,078	113,930	(146)	706,969
Administrative and general	39,797	11,235	16,939	1,404	16,332	25,094	110,801
Depreciation and amortization	44,792	21,586	22,755	4,208	2,153	1,775	97,269
	342,855	143,787	123,569	145,690	132,415	26,723	915,039
Gains (Losses) on Asset Dispositions and Impairments, Net	9,054	6,288	2,005	—	(1,164)	—	16,183
Operating Income (Loss)	44,883	22,586	12,150	680	(6,242)	(26,984)	47,073
Other Income (Expense):
Derivative gains (losses), net	—	—	—	(1,756)	261	(939)	(2,434)
Foreign currency gains (losses), net	1,486	(60)	17	—	(10)	232	1,665
Other, net	11	—	7,432	—	—	14	7,457
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	4,068	(1,538)	(1,542)	6,154	(483)	—	6,659
Segment Profit (Loss)	50,448	20,988	18,057	5,078	(6,474)
Other Income (Expense) not included in Segment Profit (Loss)							(3,086)
Less Equity Earnings (Losses) included in Segment Profit (Loss)							(6,659)
Income Before Taxes, Equity Earnings and Discontinued Operations							50,675

Capital Expenditures	112,527	22,296	20,207	—	6,410	3,604	165,044

As of September 30, 2012
Property and Equipment:
Historical cost	1,119,381	488,669	517,281	43,693	21,630	29,834	2,220,488
Accumulated depreciation	(412,625)	(120,995)	(195,494)	(4,151)	(3,943)	(8,295)	(745,503)
	706,756	367,674	321,787	39,542	17,687	21,539	1,474,985
Construction in progress	115,698	10,519	20,927	—	2,937	439	150,520
	822,454	378,193	342,714	39,542	20,624	21,978	1,625,505
Investments, at Equity, and Advances to 50% or Less Owned Companies	68,003	54,250	70,413	—	38,168	—	230,834
Inventories	6,249	2,435	1,533	8,810	3,329	—	22,356
Goodwill	13,367	4,345	1,852	—	37,138	—	56,702
Intangible Assets	4,557	7,996	1,544	114	5,720	—	19,931
Other current and long-term assets, excluding cash and near cash assets(3)	155,387	50,049	16,390	7,382	92,019	43,618	364,845
Segment Assets	1,070,017	497,268	434,446	55,848	196,998
Cash and near cash assets(3)							591,916
Discontinued operations							1,005,147
Total Assets							3,917,236
 ______________________

(1)	Operating revenues includes $143.6 million of tangible product sales and operating expenses includes $137.3 million of costs of goods sold.

(2)	Inventories includes raw materials of $3.6 million and work in process of $1.9 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

14.	DISCONTINUED OPERATIONS
Summarized selected operating results of the Company's discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
SES Business
Operating Revenues	$—	$—	$—	$22,387
Costs and Expenses:
Operating	—	—	—	18,234
Administrative and general	—	—	—	4,587
Depreciation and amortization	—	—	—	1,428
	—	—	—	24,249
Losses on Asset Dispositions	—	—	—	(71)
Operating Loss	—	—	—	(1,933)
Other Income (Expense), Net (including gain on sale of business)	—	—	(1,537)	24,971
Income Tax (Expense) Benefit	—	—	538	(4,305)
Equity in Earnings (Losses) of 50% or Less Owned Companies	—	—	—	302
Net Income (Loss)	$—	$—	$(999)	$19,035

SEI
Operating Revenues	$—	$76,296	$—	$392,614
Costs and Expenses:
Operating	—	71,789	—	382,589
Administrative and general	—	613	—	3,749
Depreciation and amortization	—	1	—	(3)
	—	72,403	—	386,335
Operating Income	—	3,893	—	6,279
Other Income (Expense), Net (including gain on sale of business)	—	(2,545)	(143)	(2,540)
Income Tax (Expense) Benefit	—	(608)	50	(1,711)
Net Income (Loss)	$—	$740	$(93)	$2,028

Era Group
Operating Revenues	$—	$77,989	$22,892	$202,026
Costs and Expenses:
Operating	—	46,235	14,076	124,913
Administrative and general	—	10,338	2,653	27,210
Depreciation and amortization	—	10,937	3,875	31,031
	—	67,510	20,604	183,154
Gains on Asset Dispositions and Impairments, Net	—	613	548	3,455
Operating Income	—	11,092	2,836	22,327
Other Income (Expense), Net	—	(2,819)	(1,316)	(5,955)
Income Tax (Expense)	—	(2,967)	(704)	(5,737)
Equity in Earnings (Losses) of 50% or Less Owned Companies	—	219	65	(5,444)
Net Income	$—	$5,525	$881	$5,191

Eliminations
Operating Revenues	$—	$(31,082)	$—	$(86,206)
Costs and Expenses:
Operating	—	(31,082)	—	(86,204)
Administrative and general	—	—	—	(2)
	—	(31,082)	—	(86,206)
Operating Income	$—	$—	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview
The Company’s operations are divided into four main business segments – Offshore Marine Services, Inland River Services, Shipping Services, and Ethanol and Industrial Alcohol. The Company also has activities that are referred to and described under Other that primarily includes Emergency and Crisis Services, Agricultural Commodity Trading and Logistics, various other investments in 50% or less owned companies and lending and leasing activities.
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
Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and nine months ("Current Nine Months") ended September 30, 2013, compared with the three months (“Prior Year Quarter”) and nine months ("Prior Nine Months") ended September 30, 2012. See “Item 1. Financial Statements—Note 13. Segment Information” included in Part I for consolidating segment tables for each period presented.
Offshore Marine Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	75,356	48	60,408	45	205,803	49	161,563	43
Africa, primarily West Africa	17,259	11	16,353	12	48,636	12	49,626	13
Middle East	13,383	9	12,489	9	37,683	9	37,559	10
Brazil, Mexico, Central and South America	14,663	9	11,236	9	35,167	8	41,056	11
Europe, primarily North Sea	26,498	17	26,999	20	74,694	18	76,673	20
Asia	9,039	6	6,837	5	16,909	4	12,207	3
	156,198	100	134,322	100	418,892	100	378,684	100
Costs and Expenses:
Operating:
Personnel	50,753	33	46,798	35	141,494	34	130,453	35
Repairs and maintenance	11,562	7	14,069	11	37,711	9	39,204	10
Drydocking	9,017	6	4,343	3	35,045	8	20,482	6
Insurance and loss reserves	4,421	3	4,505	3	12,211	3	12,701	3
Fuel, lubes and supplies	7,883	5	8,386	6	22,289	5	22,156	6
Leased-in equipment	6,714	4	5,458	4	20,225	5	16,341	4
Brokered vessel activity	46	—	53	—	46	—	585	—
Other	4,717	3	5,230	4	13,704	3	16,344	4
	95,113	61	88,842	66	282,725	67	258,266	68
Administrative and general	14,132	9	14,795	11	43,194	10	39,797	11
Depreciation and amortization	16,470	10	16,051	12	49,217	12	44,792	12
	125,715	80	119,688	89	375,136	89	342,855	91
Gains on Asset Dispositions	15,343	10	6,585	5	25,577	6	9,054	2
Operating Income	45,826	30	21,219	16	69,333	17	44,883	11
Other Income (Expense):
Derivative income, net	32	—	—	—	357	—	—	—
Foreign currency gains (losses), net	1,937	1	717	—	(2,160)	(1)	1,486	—
Other, net	—	—	—	—	11	—	11	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,527	1	1,238	1	10,534	3	4,068	1
Segment Profit	49,322	32	23,174	17	78,075	19	50,448	12

Operating Revenues by Type. The table below sets forth, for the periods indicated, the amount of operating revenues earned by type.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	71,810	46	56,535	42	196,175	47	151,657	40
Africa, primarily West Africa	16,957	11	16,122	12	46,800	11	48,291	13
Middle East	11,447	7	10,796	8	33,010	8	32,152	9
Brazil, Mexico, Central and South America	12,942	8	9,625	7	29,166	7	35,256	9
Europe, primarily North Sea	25,750	17	26,927	20	73,375	18	76,208	20
Asia	7,741	5	6,439	5	14,753	3	11,731	3
Total time charter	146,647	94	126,444	94	393,279	94	355,295	94
Bareboat charter	901	1	867	1	2,665	1	2,273	1
Brokered vessel activity	—	—	55	—	(1)	—	543	—
Other marine services	8,650	5	6,956	5	22,949	5	20,573	5
	156,198	100	134,322	100	418,892	100	378,684	100

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rates Per Day Worked:
Anchor handling towing supply	$29,008	$22,794	$26,460	$26,526
Crew	8,553	7,267	7,960	7,392
Mini-supply	8,048	7,735	7,817	7,516
Standby safety	9,922	9,806	9,729	9,572
Supply	17,541	16,567	16,469	15,904
Towing supply	10,970	8,265	9,809	9,062
Specialty	37,121	26,195	27,477	18,146
Overall Average Rates Per Day Worked (excluding liftboats and wind farm utility)	14,128	11,511	12,871	12,001
Liftboats	25,001	19,830	22,098	18,738
Overall Average Rates Per Day Worked (excluding wind farm utility)	15,677	12,718	14,055	12,639
Wind farm utility	2,315	2,882	2,260	2,717
Overall Average Rates Per Day Worked	12,454	10,552	11,390	10,460
Utilization:
Anchor handling towing supply	75%	57%	74%	66%
Crew	88%	94%	90%	86%
Mini-supply	96%	88%	88%	94%
Standby safety	88%	89%	87%	88%
Supply	75%	77%	76%	79%
Towing supply	83%	54%	87%	50%
Specialty	58%	59%	45%	55%
Overall Fleet Utilization (excluding liftboats and wind farm utility)	83%	82%	83%	80%
Liftboats	82%	82%	72%	76%
Overall Fleet Utilization (excluding wind farm utility)	83%	82%	81%	80%
Wind farm utility	95%	96%	90%	92%
Overall Fleet Utilization	86%	85%	83%	82%
Available Days:
Anchor handling towing supply	1,564	1,564	4,641	4,658
Crew	2,844	3,233	8,961	9,872
Mini-supply	552	644	1,747	1,918
Standby safety	2,208	2,208	6,552	6,678
Supply	1,564	1,631	4,683	4,985
Towing supply	184	184	546	908
Specialty	327	276	1,051	822
Overall Fleet Available Days (excluding liftboats and wind farm utility)	9,243	9,740	28,181	29,841
Liftboats	1,543	1,656	4,777	3,312
Overall Fleet Available Days (excluding wind farm utility)	10,786	11,396	32,958	33,153
Wind farm utility	2,978	2,760	8,657	8,137
Overall Fleet Available Days	13,764	14,156	41,615	41,290

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $21.9 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $20.2 million higher in the Current Year Quarter compared with the Prior Year Quarter. Excluding the contribution of the wind farm utility vessels, overall fleet utilization was 83% compared with 82% in the Prior Year Quarter and average rates were $15,677 per day compared with $12,718 per day in the Prior Year Quarter. The number of days available for charter was 10,786 compared with 11,396 in the Prior Year Quarter, a 610 day or 5% reduction.
In the U.S. Gulf of Mexico, time charter revenues were $15.3 million higher, of which $12.0 million was due to higher average day rates. Net fleet additions and the repositioning of vessels between geographic regions increased time charter revenues by $3.7 million and $1.3 million respectively. Lower utilization decreased time charter revenues by $1.7 million. As of September 30, 2013, the Company had no vessels cold-stacked in this region compared with three as of September 30, 2012.
In Africa, time charter revenues were $0.8 million higher, of which $0.1 million was due to improved utilization and $0.7 million was due to higher average day rates.
In the Middle East, time charter revenues were $0.7 million higher. Time charter revenues were $1.0 million higher due to improved utilization and $0.1 million higher due to higher average day rates. The repositioning of vessels between geographic regions and fleet dispositions decreased time charter revenues by $0.3 million and $0.1 million, respectively.
In Brazil, Mexico, Central and South America, time charter revenues were $3.3 million higher. Higher average day rates, fleet additions, and vessels that were repositioned into the region increased time charter revenues by $0.3 million, $2.2 million and $3.3 million, respectively. Lower utilization decreased time charter revenues by $2.5 million.
In Europe, excluding the wind farm utility vessels, time charter revenues were $0.2 million lower. Higher average day rates increased time charter revenues by $0.6 million. Lower utilization and unfavorable changes in currency exchange rates decreased time charter revenues by $0.4 million and $0.4 million, respectively. Time charter revenues for the wind farm utility vessels were $1.0 million lower. Lower average day rates, lower utilization and unfavorable changes in currency exchange rates decreased time charter revenues by $1.3 million, $0.1 million and $0.1 million, respectively. These decreases were partially offset by fleet acquisitions, which increased time charter revenues by $0.5 million.
In Asia, time charter revenues were $1.3 million higher. Time charter revenues were $1.7 million higher due to higher average day rates and $0.4 million lower due to a reduction in utilization.
Operating Expenses. Operating expenses were $6.3 million higher in the Current Year Quarter compared with the Prior Year Quarter. Personnel costs were $4.0 million higher primarily due to the recognition in the Current Year Quarter of a $2.7 million charge for the Company’s share of a funding deficit arising from the March 2012 actuarial valuation of the United Kingdom Merchant Navy Officers’ Pension Fund. Routine repairs and maintenance expenditure was $2.5 million lower primarily due to reduced expenditure in Africa, Europe and the Middle East. Drydocking expenses were $4.7 million higher primarily due to an increase in drydocking activity in the U.S. Gulf of Mexico and Europe. Fuel, lube and supply expenses were $0.5 million lower primarily due to a decrease in fuel consumption related to vessel repositioning between geographic regions. Leased-in equipment expense was $1.3 million higher primarily due to the expiration of amortized deferred gains upon the extension of leases for vessels previously sold and leased back.
Gains on Asset Dispositions. During the Current Year Quarter, the Company sold six offshore support vessels and other equipment for net proceeds of $42.2 million and gains of $15.3 million. During the Prior Year Quarter, the Company sold equipment for net proceeds of $1.5 million and gains of $1.5 million, and recognized previously deferred gains of $5.1 million.
Operating Income. Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 20% in the Current Year Quarter compared with 11% in the Prior Year Quarter. The increase was primarily due to the improvement in operating revenues in the U.S. Gulf of Mexico and Brazil, Mexico and Central and South America, as noted above.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Operating revenues were $40.2 million higher in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $38.0 million higher in the Current Nine Months compared with the Prior Nine Months. The Current Nine Months results included a full nine months contribution from the Company’s liftboat fleet that was acquired on March 30, 2012. During the first quarter of the Current Year, the liftboats contributed $20.8 million of operating revenues, of which $19.3 million was time charter revenues with an average day rate of $18,573 per day and a utilization rate of 64%.
Excluding the contribution of the wind farm utility vessels, overall fleet utilization was 81% compared with 80% in the Prior Nine Months and average rates were $14,055 per day compared with $12,639 per day in the Prior Nine Months. The number of days available for charter was 32,958 compared with 33,153 in the Prior Nine Months, a 195 day or 1% reduction.

In the U.S. Gulf of Mexico, time charter revenues were $44.5 million higher, of which $19.3 million was due to the contribution of the liftboat fleet during the first quarter of the Current Year. Time charter revenues were $0.2 million higher due to improved utilization, $18.4 million higher due to an increase in average day rates, and $13.0 million higher due to the repositioning of vessels between geographic regions. Time charter revenues were $5.5 million lower due to the net effect of cold-stacking vessels, primarily two anchor handling towing supply vessels, and 0.9 million lower due to net fleet dispositions and other changes in fleet mix. As of September 30, 2013, the Company had no vessels cold-stacked in this region compared with three as of September 30, 2012.
In Africa, time charter revenues were $1.5 million lower, of which $1.3 million was due to reduced utilization and $0.2 million was due to a decrease in average day rates.
In the Middle East, time charter revenues were $0.9 million higher. Time charter revenues were $0.7 million higher due to improved utilization and $0.5 million higher due to higher average day rates. The repositioning of vessels between geographic regions decreased time charter revenues by $0.3 million.
In Brazil, Mexico, Central and South America, time charter revenues were $6.1 million lower. Time charter revenues were $5.7 million lower due to lower utilization and $4.4 million lower due to the repositioning of vessels between geographic regions. Higher average day rates and net fleet additions increased time charter revenues by $0.6 million and $3.4 million respectively.
In Europe, excluding the wind farm utility vessels, time charter revenues were $0.2 million lower. Time charter revenues were $1.9 million higher due to increased average day rates. Fleet dispositions, reduced utilization and unfavorable changes in currency exchange rates reduced time charter revenues by $0.7 million, $0.2 million and $1.2 million, respectively. Time charter revenues for the wind farm utility vessels were $2.6 million lower. Lower average day rates, lower utilization and unfavorable changes in currency exchange rates decreased time charter revenues by $2.9 million, $0.4 million and $0.3 million, respectively. These decreases were partially offset by fleet acquisitions, which increased time charter revenues by $1.0 million.
In Asia, time charter revenues were $3.0 million higher, of which $0.9 million was due to improved utilization and $2.1 million was due to higher average day rates.
Operating Expenses. Operating expenses were $24.5 million higher in the Current Nine Months compared with the Prior Nine Months, of which $16.4 million was attributable to the liftboat fleet during the first quarter of the Current Year.
Excluding the impact of the liftboat fleet during the first quarter of the current year, operating expenses were $8.1 million higher during the Current Nine Months compared with the Prior Nine Months. Personnel expenses were $4.4 million higher primarily due to the recognition in the Current Nine Months of a $2.7 million charge for the Company’s share of a funding deficit arising from the March 2012 actuarial valuation of the United Kingdom Merchant Navy Officers’ Pension Fund, and increased seafarer compensation costs. Repair and maintenance expenses were $3.8 million lower primarily due to reduced expenditure in Europe and the Middle East. Drydocking expenses were $9.7 million higher primarily due to an increase in drydocking activity in the U.S. Gulf of Mexico, Africa and Europe. Insurance and loss reserves expense was $1.8 million lower, primarily due to net fleet dispositions and lower loss reserves. Fuel, lube and supply expenses were $1.0 million lower primarily due to a decrease in fuel consumption related to vessel repositioning between geographic regions. Leased-in equipment expense was $3.9 million higher primarily due to the expiration of amortized deferred gains upon the extension of leases for vessels previously sold and leased back. Other operating expenses were $2.8 million lower primarily due to the repositioning of vessels between geographic regions.
Administrative and General. Administrative and general expenses were $3.4 million higher in the Current Nine Months compared with the Prior Nine Months, of which $1.1 million was attributable to the liftboat business and $1.1 million was related to higher wage and benefit costs.
Depreciation and Amortization. Depreciation and amortization expenses were $4.4 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to the acquisition of the liftboat fleet on March 30, 2012.
Gains on Asset Dispositions. During the Current Nine Months, the Company sold 14 offshore support vessels and other equipment for net proceeds of $117.4 million and gains of $25.5 million and recognized previously deferred gains of $0.1 million. During the Prior Nine Months, the Company sold four offshore support vessels and other equipment for net proceeds of $52.1 million and gains of $10.6 million, of which $3.3 million were recognized currently and $7.3 million were deferred. In addition, during the Prior Nine Months the Company recognized previously deferred gains of $5.7 million.
Operating Income. Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 11% in the Current Nine Months compared with 9% in the Prior Nine Months. The increase was primarily due to improved results in the U.S. Gulf of Mexico.

Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax, increased by $6.5 million in the Current Nine Months compared with the Prior Nine Months. During the Current Nine Months, the Company acquired a 100% controlling interest in its C-Lift 50% or less owned company through the acquisition of its partner's 50% interest and recognized a $4.2 million gain, net of tax, included in equity in earnings of 50% or less owned companies upon marking its investment to fair value. In addition, during the Current Nine Months, equity in earnings, net of tax, in the Company’s Mexican 50% or less owned company increased by $2.8 million.
Fleet Count
The composition of Offshore Marine Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2013
Anchor handling towing supply	14	1	3	—	18
Crew	26	7	7	3	43
Mini-supply	4	2	2	—	8
Standby safety	24	1	—	—	25
Supply	9	4	9	4	26
Towing supply	2	1	—	—	3
Liftboats	15	—	—	—	15
Specialty	3	5	—	4	12
Wind farm utility	32	—	1	—	33
	129	21	22	11	183
2012
Anchor handling towing supply	14	2	3	—	19
Crew	31	7	7	3	48
Mini-supply	5	2	2	—	9
Standby safety	24	1	—	—	25
Supply	10	2	9	4	25
Towing supply	2	1	—	—	3
Liftboats(1)	18	2	—	—	20
Specialty	3	3	—	3	9
Wind farm utility	29	—	1	—	30
	136	20	22	10	188
______________________

(1)	On March 30, 2012, Offshore Marine Services acquired 18 liftboats, real property and working capital from Superior Energy Inc. for $142.5 million.

Inland River Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	52,464	99	52,879	99	149,010	99	159,256	99
Foreign	278	1	414	1	1,166	1	829	1
	52,742	100	53,293	100	150,176	100	160,085	100
Costs and Expenses:
Operating:
Barge logistics	20,869	40	21,514	40	57,387	38	64,791	40
Personnel	5,949	11	5,619	11	17,781	12	16,554	10
Repairs and maintenance	1,678	3	2,099	4	5,447	4	4,763	3
Insurance and loss reserves	880	2	1,122	2	2,727	2	2,680	2
Fuel, lubes and supplies	1,243	2	1,525	3	4,279	3	4,747	3
Leased-in equipment	4,260	8	3,057	6	11,455	8	9,210	6
Other	3,594	7	3,384	6	10,979	7	8,221	5
	38,473	73	38,320	72	110,055	74	110,966	69
Administrative and general	3,431	6	3,480	6	11,376	7	11,235	7
Depreciation and amortization	6,869	13	7,335	14	21,031	14	21,586	14
	48,773	92	49,135	92	142,462	95	143,787	90
Gains on Asset Dispositions	783	1	3,503	6	5,776	4	6,288	4
Operating Income	4,752	9	7,661	14	13,490	9	22,586	14
Other Income (Expense):
Foreign currency gains (losses), net	(89)	—	33	—	(7)	—	(60)	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	80	—	(2,227)	(4)	(2,306)	(2)	(1,538)	(1)
Segment Profit	4,743	9	5,467	10	11,177	7	20,988	13
Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues earned by service line.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Dry cargo barge pools	22,952	44	25,438	48	61,884	41	76,190	48
Charter-out of dry cargo barges	1,466	3	1,817	3	4,418	3	5,959	4
Liquid unit tow operations	10,612	20	9,431	18	31,744	21	27,914	17
10,000 barrel liquid tank barge operations	6,071	11	4,466	8	17,756	12	14,854	9
Terminal operations	4,734	9	5,204	10	14,022	9	15,658	10
Fleeting operations	4,911	9	5,064	9	14,894	10	14,394	9
Inland river towboat operations and other activities	4,692	9	4,719	9	14,748	10	14,042	9
Inland river eliminations	(2,696)	(5)	(2,846)	(5)	(9,290)	(6)	(8,926)	(6)
	52,742	100	53,293	100	150,176	100	160,085	100

 Dry Cargo Barge Pools Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Tons	%	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	1,081	70	1,078	71	2,428	60	2,843	66
Non-Grain	456	30	438	29	1,622	40	1,470	34
	1,537	100	1,516	100	4,050	100	4,313	100

	Days		Days		Days		Days
Available barge days	52,015		53,066		156,030		155,360
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $0.6 million lower in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues were $2.5 million lower for the dry cargo barge pools primarily due to lower freight rates. Operating revenues were $0.4 million lower for the charter-out of dry cargo barges primarily due to dry cargo barges coming off charter and being placed into the dry cargo barge pools. Operating revenues were $1.2 million higher and $1.6 million higher for the liquid unit tow and 10,000 barrel liquid tank barge operations, respectively, primarily due to higher demand and the placement of additional equipment in service. Operating revenues were $0.5 million lower for terminal operations primarily due to reduced throughput at the Company's high-speed multi-modal liquid terminal following its conversion to accommodate crude oil transfer and storage.
Operating Expenses.  Operating expenses were $0.2 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to increased activity in the liquid unit tow operations.
Gains on Asset Dispositions.  During the Current Year Quarter, the Company sold equipment for net proceeds of $0.1 million and gains of $0.1 million and recognized previously deferred gains of $0.7 million. During the Prior Year Quarter, the Company sold nine inland river dry cargo barges, one towboat and other equipment for net proceeds of $4.3 million and gains of $2.8 million.  In addition, the Company recognized previously deferred gains of $0.7 million.
Operating Income. Excluding the impact of gains on asset dispositions, operating income as a percentage of operating revenues was 8% in the Current Year Quarter and Prior Year Quarter.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Prior Year Quarter, the Company recognized $2.2 million of equity in losses of 50% or less owned companies, net of tax, primarily from its Argentinian 50% or less owned company as a result of difficult operating conditions and provisions for uncertain insurance recoveries.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Operating revenues were $9.9 million lower in the Current Nine Months compared with the Prior Nine Months. Operating revenues were $14.3 million lower for the dry cargo barge pools primarily due to weaker demand for barge freight in the Current Nine Months as a result of drought conditions throughout 2012 that impacted crop yields. Operating revenues were $1.5 million lower for the charter-out of dry cargo barges primarily due to dry cargo barges coming off charter and being placed into the dry cargo barge pool. Operating revenues were $3.8 million higher and $2.9 million higher for the liquid unit tow and 10,000 barrel liquid tank barge operations, respectively, primarily due to higher demand and the placement of additional equipment in service. Operating revenues were $1.6 million lower for terminal operations primarily due to reduced throughput at the Company's high-speed multi-modal liquid terminal following its conversion to accommodate crude oil transfer and storage.
Operating Expenses.  Operating expenses were $1.0 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to lower barge logistics expenses as a result of the decreased activity in the dry cargo barge pools partially offset by higher repair and maintenance expenses and higher leased-in equipment expenses due to additional equipment for liquid unit tow operations.  Other expenses were higher primarily due to costs associated with regulatory inspections for certain liquid unit tow equipment.
Gains on Asset Dispositions.  During the Current Nine Months, the Company sold 16 inland river dry cargo barges and eight inland river 30,000 barrel liquid tank barges and other equipment for proceeds of $27.4 million and gains of $6.0 million, of which $3.7 million were recognized currently and $2.4 million were deferred.  In addition, the Company recognized previously deferred gains of $2.1 million.

During the Prior Year Nine Months, the Company sold nine dry cargo barges, two towboats and other equipment for net proceeds of $9.5 million and gains of $4.2 million. In addition, the Company recognized previously deferred gains of $2.1million.
Operating Income. Excluding the impact of gains on asset dispositions, operating income as a percentage of operating revenues was 5% in the Current Nine Months compared with 10% in the Prior Nine Months. The decrease in the Current Nine Months was primarily due to the reductions in operating revenues for the dry cargo barge pools and terminal operations partially offset by improved results from liquid unit tow operations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Current Nine Months, the Company recognized equity in losses of 50% or less owned companies of $2.3 million, net of tax, primarily due to losses from the Company's grain terminal 50% or less owned company as a result of start-up costs in the first part of the year and lower than anticipated volume associated with the drought of 2012. During the Prior Nine Months, the Company recognized $1.5 million of equity in losses of 50% or less owned companies, net of tax, primarily from its Argentinian 50% or less owned company as a result of difficult operating conditions and provisions for uncertain insurance recoveries.
Fleet Count
The composition of Inland River Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2013
Inland river dry cargo barges	667	172	2	568	1,409
Inland river liquid tank barges	65	—	8	2	75
Inland river deck barges	20	—	—	—	20
Inland river towboats:
4,000 hp - 6,250 hp	3	13	—	—	16
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	12	2	—	—	14
Dry cargo vessel(1)	—	1	—	—	1
	768	188	10	570	1,536
2012
Inland river dry cargo barges	683	172	2	587	1,444
Inland river liquid tank barges	73	—	—	7	80
Inland river deck barges	20	—	—	—	20
Inland river towboats:
4,000 hp - 6,250 hp	3	13	—	—	16
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	12	2	—	—	14
Dry cargo vessel(1)	—	1	—	—	1
	792	188	2	594	1,576
 ______________________

(1)	Argentine-flag.

Shipping Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	41,259	86	33,475	74	120,228	84	98,820	74
Foreign	6,941	14	11,682	26	22,551	16	34,894	26
	48,200	100	45,157	100	142,779	100	133,714	100
Costs and Expenses:
Operating:
Personnel	8,694	18	8,284	18	25,729	18	24,489	18
Repairs and maintenance	2,461	5	2,615	6	7,476	5	8,730	7
Drydocking	2,846	6	2,368	5	8,309	6	4,868	4
Insurance and loss reserves	1,161	2	809	2	2,899	2	3,183	2
Fuel, lubes and supplies	3,982	8	4,192	9	12,652	9	13,078	10
Leased-in equipment	4,454	9	4,641	10	13,706	10	13,780	10
Other	4,617	10	5,180	12	13,612	9	15,747	12
	28,215	58	28,089	62	84,383	59	83,875	63
Administrative and general	5,133	11	6,567	15	16,434	12	16,939	13
Depreciation and amortization	7,841	16	7,776	17	23,545	17	22,755	17
	41,189	85	42,432	94	124,362	88	123,569	93
Gains on Asset Dispositions and Impairments, Net	3,104	6	145	—	149	—	2,005	2
Operating Income	10,115	21	2,870	6	18,566	12	12,150	9
Other Income (Expense):
Foreign currency gains (losses), net	6	—	8	—	(9)	—	17	—
Other, net	540	1	7,145	16	742	1	7,432	6
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(1,413)	(3)	(551)	(1)	(3,321)	(2)	(1,542)	(1)
Segment Profit	9,248	19	9,472	21	15,978	11	18,057	14
Operating Revenues by Line of Service. The table below sets forth, for the periods indicated, the amount of operating revenues earned from charter arrangements.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Petroleum Transportation:
Time charter	13,271	28	9,883	22	34,267	24	27,683	21
Bareboat charter	8,744	18	8,744	19	25,946	18	26,041	19
Harbor towing and bunkering	17,971	37	17,891	40	56,195	40	54,548	41
Short-sea and liner transportation	8,094	17	8,533	19	26,016	18	25,133	19
Technical management services	120	—	106	—	355	—	309	—
	48,200	100	45,157	100	142,779	100	133,714	100

Operating Revenues. Operating Revenues were $3.0 million higher in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues from petroleum transportation were $3.4 million higher primarily due to an increase in time charter rates for three of the Company’s U.S.-flag product tankers partially offset by a $0.4 million reduction in short-sea and liner transportation operating revenues primarily due to lower cargo shipping demand.
Operating Revenues were $9.1 million higher in the Current Nine Months compared with the Prior Nine Months. Operating revenues were $6.5 million higher for petroleum transportation primarily due to an increase in time charter rates for three of the company’s U.S.-flag product tankers. Operating revenues were $1.7 million higher for harbor towing and bunkering primarily due to an increase in harbor traffic and were $0.9 million higher for short-sea and liner transportation primarily due to higher cargo shipping demand.
Operating Expenses. Operating Expenses were $0.1 million higher in the Current Year Quarter compared with the Prior Year Quarter and $0.5 million higher in the Current Nine Months compared with the Prior Nine Months. The increases in both periods were primarily due to scheduled union pay rate changes and higher drydocking costs for the Company’s U.S.-flag product tankers. Fuel, lube and supplies for short-sea and liner transportation were lower in both periods primarily due to operating one less vessel. Other operating expenses for short-sea and liner transportation were lower in both periods primarily due to the reduction in stevedoring expenses.
Administrative and General. Administrative and General expenses were $1.4 million lower in the Current Year Quarter compared with the Prior Year Quarter and $0.5 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to a legal settlement and associated fees in the Prior Year Quarter, partially offset by higher wage and benefit costs.
Gains on Asset Dispositions. During the Current Year Quarter, the Company sold six U.S.-flag harbor tugs, five of which were leased back, for net proceeds of $40.0 million and gains of $15.4 million, of which $3.1 million were recognized currently and $12.3 million were deferred. In addition, the Company recognized impairment charges of $3.0 million during the Current Nine Months related to two of these U.S.-flag harbor tugs while under construction, which were sold and leased back upon their completion.
During the Prior Nine Months, the Company sold two U.S.-flag harbor tugs, one RORO vessel and other equipment for proceeds of $6.6 million and gains of $2.0 million.
Operating Income. Excluding the impact of gains on asset dispositions, operating income as a percentage of operating revenues was 15% in the Current Year Quarter compared with 6% in the Prior Year Quarter and was 12% in the Current Nine Months compared with 7% in the Prior Nine Months. The increase in both periods was primarily due to the improvement in operating revenues as discussed above.
Other, net. Other, net in the Prior Year Quarter and Prior Nine Months consists primarily of a $7.0 million termination payment from a customer following the cancellation of a long-term charter.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. Equity in losses in all periods reflects losses incurred by the Company’s Jones Act liner transportation 50% or less owned company, partially offset by earnings from a 50% or less owned company that began operating a U.S.-flag articulated tug-barge on the Great Lakes in April 2012. Equity in losses of 50% or less owned companies in the Current Year Quarter also included losses in the Company’s very large gas carrier 50% or less owned company primarily due to out-of-service time for drydocking and drydocking expenses.

Fleet Count
The composition of Shipping Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Total
2013
U.S.-flag:
Product tankers(1)	5	—	2	7
RORO/deck barges	—	7	—	7
Dry bulk articulated tug-barge	—	1	—	1
Harbor tugs	15	—	9	24
Ocean liquid tank barges	5	—	—	5
Foreign-flag:
Harbor tugs	4	—	—	4
Very large gas carriers	—	3	—	3
Short Sea Container/RORO	7	—	—	7
	36	11	11	58
2012
U.S.-flag:
Product tankers(1)	5	—	2	7
RORO/deck barges	—	7	—	7
Dry bulk articulated tug-barge	—	1	—	1
Harbor tugs	22	—	1	23
Ocean liquid tank barges	5	—	—	5
Foreign-flag:
Harbor tugs	4	—	—	4
Very large gas carriers	—	—	—	—
Short Sea Container/RORO	7	—	—	7
	43	8	3	54
 ______________________

(1)	As of September 30, 2013 and 2012, four were operating under long-term bareboat charters and three were operating under time charters.

Ethanol and Industrial Alcohol

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	52,580	100	47,813	100	146,807	100	146,370	100
Costs and Expenses:
Operating	52,390	100	45,472	95	145,837	99	140,078	96
Administrative and general	428	1	545	1	1,566	1	1,404	1
Depreciation and amortization	1,489	3	1,578	4	4,467	3	4,208	3
	54,307	104	47,595	100	151,870	103	145,690	100
Operating Income (Loss)	(1,727)	(4)	218	—	(5,063)	(3)	680	—
Other Income (Expense):
Derivative gains (losses), net(1)	1,129	2	(1,035)	(2)	1,641	1	(1,756)	(1)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	—	—	—	—	—	—	6,154	4
Segment Profit (Loss)	(598)	(2)	(817)	(2)	(3,422)	(2)	5,078	3
______________________

(1)
Alcohol Manufacturing routinely enters into exchange traded positions (primarily corn futures) to offset its net commodity market exposure on raw material and finished goods inventory balances. As of September 30, 2013, the net market exposure to corn under its contracts and its raw material and inventory balances was not material.

Segment Profit (Loss). Segment profit in the Prior Nine Months included a $6.0 million gain, net of tax, resulting from the Company marking its investment in Illinois Corn Processing LLC ("ICP") to fair value upon acquiring a controlling interest on February 1, 2012.
Other Segment Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	$’000	$’000	$’000	$’000
Operating Revenues:
Emergency and crisis services	62	9,267	187	27,921
Agricultural commodity trading and logistics	27,819	48,995	62,670	98,522
Other activities	—	74	—	894
	27,881	58,336	62,857	127,337
Segment Profit (Loss):
Emergency and crisis services	689	(1,245)	2,023	(3,499)
Agricultural commodity trading and logistics	92	(442)	(840)	(265)
Other activities(1)	(894)	(1,441)	1,203	(2,710)
	(113)	(3,128)	2,386	(6,474)
 ______________________

(1)	The components of segment profit do not include interest income, which is a significant component of the Company's lending and leasing activities.

Corporate and Eliminations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	$’000	$’000	$’000	$’000
Corporate Expenses	(7,677)	(9,402)	(27,071)	(26,984)
Eliminations	—	—	—	—
Operating Loss	(7,677)	(9,402)	(27,071)	(26,984)
Other Income (Expense):
Derivative losses, net	(1,084)	(157)	(5,245)	(939)
Foreign currency losses, net	361	295	(200)	232
Other, net	(60)	(47)	(129)	14
Derivative losses, net. Derivative losses, net in the Current Nine Months were primarily due to losses from equity indices and forward currency exchange, option and future contracts. Derivative losses, net in the Prior Nine Months were primarily due to losses from equity indices and interest rate swap agreements offset by gains from equity options.
Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	$’000	$’000	$’000	$’000
Interest income	4,280	3,890	10,665	13,925
Interest expense	(10,520)	(10,076)	(31,282)	(30,075)
Debt extinguishment losses, net	—	—	—	(160)
Marketable security gains (losses), net	(1,149)	(1,730)	9,403	13,224
	(7,389)	(7,916)	(11,214)	(3,086)
Interest Income. Interest income in the Current Three Months and Current Nine Months includes an interest prepayment and a prepayment penalty received following the early redemption of a note receivable in the Company's lending and leasing portfolio. Interest income in the Prior Nine Months includes a prepayment penalty received following the early redemption of a note receivable in the Company's lending and leasing portfolio and additional interest earned on notes receivable from the Company's 50% or less owned companies.
Interest Expense.  Interest expense remained relatively flat in the Current Nine Months compared with the Prior Nine Months. The changes in interest expense reflects the issuance of the Company's 2.5% Convertible Notes on December 11, 2012, the maturity of the Company's 5.875% Senior Notes on October 1, 2012, reduced borrowings under the Company's revolving credit facility which was terminated August 9, 2013, lower other debt outstanding and higher capitalized interest.
Marketable Security Gains (Losses), net. Marketable security gains (losses), net in the Current Nine Months and Prior Nine Months were primarily attributable to gains on the Company's long marketable security positions.
Liquidity and Capital Resources
General
The Company's ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to repay debt obligations. The Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for treasury or to make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds, Title XI reserve funds and cash flows from operations. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.
As of September 30, 2013, the Company’s unfunded capital commitments were $366.5 million and included: 15 offshore support vessels for $100.6 million; two inland river liquid tank barges for $1.7 million; five inland river towboats for $6.3 million; two U.S.-flag product tankers for $250.5 million and other equipment and improvements for $7.4 million. Of these commitments, $25.0 million is payable during the remainder of 2013, $300.5 million is payable during 2014-2015 and $41.0 million is payable during 2016-2017. Subsequent to September 30, 2013, the Company committed to purchase two offshore support vessels and one inland river towboat for a total of $39.2 million.

As of September 30, 2013, construction reserve funds of $219.4 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of September 30, 2013, the remaining authority under the repurchase plan was $100.0 million.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the nine months ended September 30, 2013, the Company did not repurchase any of its 7.375% Senior Notes due 2019.
On August 9, 2013, the Company voluntarily terminated the SEACOR revolving credit facility.
As of September 30, 2013, the Company had outstanding letters of credit totaling $28.1 million with various expiration dates through 2016.
Summary of Cash Flows

	Nine Months Ended September 30,
	2013	2012
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities - Continuing Operations	134,698	98,633
Operating Activities - Discontinued Operations	24,298	99,629
Investing Activities - Continuing Operations	(55,534)	(325,365)
Investing Activities - Discontinued Operations	(8,502)	(7,219)
Financing Activities - Continuing Operations	4,120	12,367
Financing Activities - Discontinued Operations	(14,017)	(64,090)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(500)	2,631
Net Increase (Decrease) in Cash and Cash Equivalents	84,563	(183,414)
Operating Activities
Cash flows provided by operating activities decreased by $39.3 million in the Current Nine Months compared with the Prior Nine Months. The components of cash flows provided by (used in) operating activities during the Current Nine Months and Prior Nine Months were as follows:

	Nine Months Ended September 30,
	2013	2012
	$’000	$’000
Operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net	137,019	128,159
Operating income from discontinued operations before depreciation, amortization and gains on asset dispositions and impairments, net	6,163	55,745
Changes in operating assets and liabilities before interest and income taxes	11,307	64,073
Purchases of marketable securities	(7,016)	(35,811)
Proceeds from sale of marketable securities	12,791	32,175
Cash settlements on derivative transactions, net	(5,554)	(14,813)
Dividends received from 50% or less owned companies	7,925	2,325
Interest paid, excluding capitalized interest	(17,722)	(40,975)
Income taxes paid, net of refunds	(1,045)	(20,746)
Other	15,128	28,130
Total cash flows provided by operating activities	158,996	198,262

Operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net was $8.9 million higher in the Current Nine Months compared with the Prior Nine Months. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company's business segments.
Operating income from discontinued operations before depreciation, amortization and gains on asset dispositions and impairments, net was $49.6 million lower in the Current Nine Months compared with the Prior Nine Months as a result of the sale of the SES Business on March 16, 2012, the sale of SEI on December 31, 2012 and the Spin-off of Era Group on January 31, 2013.
Changes in operating assets and liabilities before interest and income taxes in the Current Nine Months of $11.3 million was primarily due to the Spin-off of Era Group.
During the Current Nine Months, cash used in operating activities included $7.0 million to purchase marketable security long positions. During the Current Nine Months, cash provided by operating activities included $12.8 million received from the sale of marketable security long positions.
During the Prior Nine Months, cash used in operating activities included $19.0 million to purchase marketable security long positions and $16.8 million to cover marketable security short positions. During the Prior Nine Months, cash provided by operating activities included $29.7 million received from the sale of marketable security long positions and $2.5 million received upon entering into marketable security short positions.
Investing Activities
During the Current Nine Months, net cash used by investing activities of continuing operations was $55.5 million primarily as follows:

•
Capital expenditures were $146.5 million. Equipment deliveries included two specialty offshore support vessels, two liftboats, three wind farm utility vessels, two inland river liquid tank barges and four U.S.-flag harbor tugs.

•
The Company sold four crew boats, one mini-supply vessel, one supply vessel, three specialty offshore support vessels, five liftboats, 16 inland river dry cargo barges, eight inland river liquid tank barges, eight U.S.-flag harbor tugs and other property and equipment for net proceeds of $214.7 million ($205.7 million in cash, $0.2 million in vendor credits and $8.8 million in seller financing).

•	Construction reserve funds account transactions included withdrawals of $55.8 million and deposits of $89.2 million.

•	The Company released restricted cash of $7.4 million.

•
The Company made investments in its 50% or less owned companies of $91.5 million, including $23.0 million in Sea-Cat Crewzer II LLC, $7.6 million in Mantenimiento Express Maritimo, S.A.P.I. de C.V. ("MexMar"), $42.1 million to Dorian LPG Ltd. and $9.4 million to SEACOR OSV Partners I LP.

•
On June 6, 2013, the Company acquired a 100% controlling interest in C-Lift LLC through its acquisition of its partner's interest for $12.7 million in cash subject to certain working capital adjustments.

During the Current Nine Months, net cash used in investing activities of discontinued operations of $8.5 million was primarily due to Era Group's capital expenditures of $8.7 million.
During the Prior Nine Months, net cash used in investing activities of continuing operations was $325.4 million primarily as follows:

•
Capital expenditures were $165.0 million. Equipment deliveries included two offshore support vessels, one wind farm utility vessel, three inland river dry cargo barges, four inland river liquid tank barges and two inland river towboats.

•
The Company sold four offshore support vessels, nine inland river dry cargo barges, two inland river towboats, one RORO vessel, two harbor tugs and other equipment for net proceeds of $14.5 million and received $0.2 million in deposits related to future expected sales. Total net proceeds of $68.3 million on equipment sold included $5.0 million in cash deposits previously received and $48.5 million in seller financing.

•
On September 28, 2012, the Company made an irrevocable deposit of $171.0 million to its trustee for the extinguishment of the Company's 5.875% Senior Notes at their scheduled maturity on October 1, 2012. As of September 30, 2012, the irrevocable deposit held by the trustee was included in restricted cash.

•
The Company received $78.0 million from its 50% or less owned companies, including $42.7 million of repayments on short-term notes from MexMar, $20.8 million from SeaJon LLC as a capital distribution and $15.7 million from Avion Pacific Limited ("Avion") as a repayment of advances.

•	The Company made investments in its 50% or less owned companies of $34.5 million, including $15.7 million of bridge financing to Trailer Bridge, Inc. and $9.0 million in advances to Avion.

•	Construction reserve funds account transactions included withdrawals of $86.5 million and deposits of $6.5 million.

•	The Company received net principal payments on third party notes receivable of $17.8 million.

•	The Company acquired 18 lift boats, real property and working capital from Superior Energy Inc. for $142.5 million.

•	The Company obtained a 70% controlling interest in ICP through its acquisition of a portion of its partner's interest for $9.1 million in cash.
During the Prior Nine Months, net cash used in investing activities of discontinued operations was $7.2 million primarily as follows:

•	The Company sold certain companies and assets that were part of its Environmental Services business segment for a net sales price of $99.9 million. Net cash proceeds received were $89.3 million.

•	Era Group's investing activities included capital expenditures of $91.9 million and $4.8 million in proceeds from the sale of seven helicopters and other equipment.
Financing Activities
During the Current Nine Months, net cash provided by financing activities of continuing operations was $4.1 million. The Company:

•	made scheduled payments on long-term debt and capital lease obligations of $13.1 million;

•	had net borrowings on inventory financing arrangements of $4.2 million; and

•	received $17.2 million from share award plans.
During the Current Nine Months, net cash used in financing activities of discontinued operations of $14.0 million was primarily due to Era Group's cash balance distributed in the Spin-off.
During the Prior Nine Months, net cash provided by financing activities of continuing operations was $12.4 million. The Company:

•	had borrowings of $115.0 million under the revolving credit facility;

•	repaid $50.0 million under the revolving credit facility;

•	purchased $5.5 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $5.7 million;

•	made scheduled payments on long-term debt and capital lease obligations of $7.6 million;

•	repaid $3.2 million of acquired debt;

•	received proceeds of $0.1 million and repaid $0.7 million under working capital lines;

•	had net borrowings on inventory financing arrangements of $13.4 million;

•	received $8.4 million from share award plans; and

•	acquired 330,134 shares of Common Stock for an aggregate purchase price of $28.7 million.
During the Prior Nine Months, net cash used in financing activities of discontinued operations of $64.1 million was primarily due to borrowings under Era Group's senior secured revolving credit facility.
Short and Long-Term Liquidity Requirements
To date, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near future. The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program or other liquidity requirements, the Company may: use its cash balances; sell securities; utilize construction reserve funds; sell assets; enter into sale and leaseback transactions for equipment; issue debt, shares of Common Stock, common stock of its subsidiaries or preferred stock; or a combination thereof. On August 9, 2013, the Company voluntarily terminated the SEACOR revolving credit facility.

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
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change in the Company's off-balance sheet arrangements during the Current Nine Months.
Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change in the Company's contractual obligations and commercial commitments (excluding Aviation Services) during the Current Nine Months except for additional leases entered upon the sale and leaseback of eight inland river liquid tank barges and seven U.S.-flag harbor tugs. Operating lease expenses under these new leases will be $1.4 million for the remainder of 2013, $11.0 million during 2014-2015, $16.4 million during 2016-2018 and $20.1 million for years after 2018.
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
With respect to the one claim filed by a Company employee, that individual also commenced a separate action in the MDL entitled DuWayne Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), in which he alleges sustaining personal injuries not only in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case is subject to the MDL Court's stay of individual proceedings, on July 16, 2012 the employee sought to sever his case from the MDL. On March 5, 2013, the Court denied the motion, and on April 2, 2013, the employee filed a motion asking the Court to reconsider. The Company filed its response opposing the employee's motion on April 30, 2013, and on May 3, 2013, the Court denied the motion.  On May 22, 2013, the employee filed a Notice of Appeal to the Fifth Circuit.  On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction. The Fifth Circuit granted the Company's motion to dismiss on August 16, 2013.
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
Subsequent to the filing of the referenced master complaint, nine additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.)., which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. By court order, all nine of these additional individual cases have been stayed until further notice. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position or its results of operations.

On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., and M-I L.L.C. also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC have asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position or its results of operations.
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

ORM is defending against three collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon oil spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”).  These cases - Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”); Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”); and Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”) - were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors.  The Prejean, Himmerite and Singleton Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the overall MDL, in which the Himmerite and Singleton Actions were stayed pursuant to procedures of the MDL.  However, all three cases were severed from the MDL on September 19, 2013, and referred to a Magistrate Judge for pretrial case management, including issuing a scheduling order, overseeing discovery, and any other preliminary matters. The Himmerite and Singleton Actions are still pre-answer. In the Prejean Action, ORM has answered the complaint, a scheduling order has been issued, and plaintiffs have, among other things, filed a Motion for Conditional Certification, which is fully briefed and submitted. The pending Motion for Conditional Certification was referred by order dated September 19, 2013 to the Magistrate Judge for his report and recommendation.  The limitations periods for potential plaintiffs to opt-in to the Prejean, Himmerite and Singleton Actions have all been tolled pending further action by the Court.  The Company is unable to estimate the potential exposure, if any, resulting from any of these DWH FLSA Actions, but believes they are without merit and will continue to vigorously defend against them.
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
For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There has been no significant change in the Company’s exposure to market risk during the Current Nine Months except for reduced exposure upon the Spin-off of Era Group that included purchase commitments denominated in euros and variable LIBOR-based borrowings under Era Group's Senior Secured Revolving Credit Facility.

ITEM 4.	CONTROLS AND PROCEDURES
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2013. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)
July 1 – 31, 2013	—	$—	—	$100,000,000
August 1 – 31, 2013	—	$—	—	$100,000,000
September 1 – 30, 2013	—	$—	—	$100,000,000
 ______________________

(1)
Since February 1997, SEACOR’s Board of Directors authorized the repurchase of Common Stock, certain debt or a combination thereof. From time to time thereafter, and most recently on February 26, 2013, SEACOR's Board of Directors increased the authority to repurchase Common Stock.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.	EXHIBITS

10.1
Contract for Construction of Two Vessels for Seabulk Tankers, Inc. by National Steel and Shipbuilding Company dated September 10, 2013 (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended; these provisions have been submitted separately to the Securities and Exchange Commission).

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

SEACOR Holdings Inc. (Registrant)

DATE:	October 28, 2013	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board (Principal Executive Officer)

DATE:	October 28, 2013	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1
Contract for Construction of Two Vessels for Seabulk Tankers, Inc. by National Steel and Shipbuilding Company dated September 10, 2013 (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended; these provisions have been submitted separately to the Securities and Exchange Commission).

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