Form 10-K
period 2013-12-31
SEACOR HOLDINGS INC /NEW/
filed 2014-03-03
CIK 859598

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2013 was approximately $1,564,670,305 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of February 26, 2014 was 20,388,850.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

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
General
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries. “SEACOR” refers to SEACOR Holdings Inc., incorporated in 1989 in Delaware. “Common Stock” refers to the common stock, par value $.01 per share, of SEACOR. The Company’s fiscal year ended on December 31, 2013.
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
Segment and Geographic Information
SEACOR and its subsidiaries are in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas, shipping and logistics industries. The Company conducts its activities in the following reporting segments:

•	Offshore Marine Services

•	Inland River Services

•	Shipping Services

•	Illinois Corn Processing

•	Other

Discontinued Operations
SEACOR Environmental Services Inc. ("SES") included National Response Corporation ("NRC"), a provider of oil spill response services in the United States; NRC Environmental Services Inc., a provider of environmental and industrial services on the West Coast of the United States; SEACOR Response Ltd., a provider of oil spill response and emergency response services to customers in international markets; and certain other subsidiaries (collectively the “SES Business”). On March 16, 2012, the Company sold the SES Business (the "SES Business Transaction") to J.F. Lehman & Company ("JFL"), a leading, middle-market private equity firm. For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of the SES Business as discontinued operations.
On December 31, 2012, the Company sold SEACOR Energy Inc. ("SEI"), its energy commodity and logistics business, to Par Petroleum Corporation. For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of SEI as discontinued operations.
In prior annual filings, the Company reported its helicopter operations under Aviation Services. On January 31, 2013, the Company completed the spin-off ("Spin-off") of Era Group Inc. ("Era Group"), the company that operated SEACOR's Aviation Services business segment, by means of a dividend to SEACOR's stockholders of all the issued and outstanding common stock of Era Group. Era Group filed a Registration Statement on Form 10 with the SEC, describing the Spin-off, that was declared effective on January 14, 2013. Prior to the Spin-off, SEACOR and Era Group entered into a Distribution Agreement and several other agreements that govern the post-Spin-off relationship. Era Group is an independent company whose common stock is listed on the New York Stock Exchange under the symbol "ERA." For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of Era Group as discontinued operations.
Offshore Marine Services
Business
Offshore Marine Services operates a diverse fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. The vessels deliver cargo and personnel to offshore installations; handle anchors and mooring equipment required to tether rigs to the seabed; tow rigs and assist in placing them on location and moving them between regions; and carry and launch equipment such as remote operated vehicles or “ROVs” used underwater in drilling, well-completion and emergencies. In addition to supporting drilling activities, Offshore Marine Services' vessels support offshore construction and maintenance work, provide accommodations for technicians and specialists, and provide standby safety support and emergency response services. Offshore Marine Services also operates a fleet of lift boats in the U.S. Gulf of Mexico supporting well intervention, work-over, decommissioning and diving operations and has a controlling interest in a business that owns and operates vessels primarily used to move personnel and supplies to offshore wind farms. In addition, Offshore Marine Services offers logistics services in support of offshore oil and gas exploration, development and production operations, including shore bases, marine transport and other supply chain management services.  Offshore Marine Services contributed 45%, 40% and 36% of consolidated operating revenues in 2013, 2012 and 2011, respectively.

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

						Owned Fleet
	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total	Average Age	U.S.- Flag	Foreign- Flag
2013
Anchor handling towing supply	14	1	3	—	18	13	11	3
Crew	25	7	7	3	42	12	10	15
Mini-supply	4	2	2	—	8	13	—	4
Standby safety	24	1	—	—	25	33	—	24
Supply	9	5	9	4	27	11	4	5
Towing supply	2	1	—	—	3	11	—	2
Specialty	3	5	—	4	12	18	1	2
Liftboats	14	—	1	—	15	11	14	—
Wind farm utility	32	2	—	—	34	5	—	32
	127	24	22	11	184	14	40	87
2012
Anchor handling towing supply	14	2	3	—	19	12	11	3
Crew	30	7	7	3	47	13	15	15
Mini-supply	5	2	2	—	9	12	1	4
Standby safety	24	1	—	—	25	32	—	24
Supply	10	2	9	5	26	9	4	6
Towing supply	2	1	—	—	3	10	—	2
Specialty	4	3	—	3	10	16	1	3
Liftboats	18	2	—	—	20	15	18	—
Wind farm utility	29	—	1	—	30	4	—	29
	136	20	22	11	189	14	50	86
2011
Anchor handling towing supply	14	2	3	—	19	11	12	2
Crew	32	7	7	3	49	12	17	15
Mini-supply	5	1	2	—	8	11	1	4
Standby safety	25	1	—	—	26	31	—	25
Supply	10	—	10	10	30	9	6	4
Towing supply	2	1	2	—	5	9	—	2
Specialty	3	3	—	3	9	15	—	3
Liftboats	—	2	—	—	2	—	—	—
Wind farm utility	28	—	1	—	29	3	—	28
	119	17	25	16	177	14	36	83

Glossary of Vessel Types
Anchor handling towing supply (“AHTS”) vessels are used primarily to support offshore drilling activities in the towing, positioning and mooring of drilling rigs and other marine equipment. AHTS vessels are also used to transport supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations. The defining characteristics of AHTS vessels are horsepower (“bhp”), size of winch in terms of “line pull” and wire storage capacity. Offshore Marine Services’ fleet of AHTS vessels has varying capabilities and supports offshore mooring activities in water depths ranging from 300 to 8,000 feet. Most modern AHTS vessels are equipped with dynamic positioning (“DP”) systems1 to enable them to maintain a fixed position in close proximity to a rig or platform. As of December 31, 2013, eight of the 14 owned AHTS vessels were equipped with DP-2 and two were equipped with DP.
Crew boats are used primarily to move cargo and personnel to and from offshore drilling rigs, platforms and other installations. Historically, crew boats transported people and were also used to deliver “light” cargo such as personal effects, small machinery and small quantities of fuel and water. These boats also served as field standby vessels, moving personnel between platforms and providing emergency stand-by services. Older crew boats are generally 100 to 130 feet in length and are capable of 20 knots speed in light conditions and calm seas. Vessels built since 1998, also referred to as Fast Support Vessels (“FSVs”), range from 130 to 200 feet in length and are capable of speeds between 25 and 35 knots and have enhanced cargo carrying capacities enabling them to support both drilling operations and production services. Newer FSVs support deepwater drilling and production and are equipped with DP-2, firefighting equipment and ride control systems for greater comfort and performance. As of December 31, 2013, five of the 25 owned crew vessels were equipped with DP-2 and five were equipped with DP.
Mini-supply vessels are approximately 145 to 165 feet in length and typically carry deck cargo, liquid mud, methanol, diesel fuel and water. These vessels are typically used to support construction projects, maintenance work, certain drilling support activities and production support. In this vessel class, the new generation of vessels is also equipped with DP capability. As of December 31, 2013, three of the four owned mini-supply vessels were equipped with DP.
Standby safety vessels typically remain on location proximate to offshore rigs and production facilities to respond to emergencies. These vessels carry special equipment to rescue personnel and are equipped to provide first aid and shelter. These vessels sometimes perform a dual role, also functioning as supply vessels.
Supply vessels and towing supply vessels are generally more than 200 feet in length and are used to deliver cargo to rigs and platforms where drilling and work-over activity is underway or to support construction work by delivering pipe to vessels performing underwater installations. Supply vessels are distinguished from other vessels by the total carrying capacity (expressed as deadweight: “dwt”), available area of clear deck space, below-deck capacity for storage of mud and cement used in the drilling process and tank storage for water and fuel oil. Larger supply vessels usually have deck fittings to assist in handling cargo and are often fitted with a crane. The ability to hold station in open water and moderately rough seas is a key factor in differentiating supply vessels. To improve station keeping ability, most modern supply vessels have DP capabilities. Accommodations are also an important feature of supply vessels. As drilling becomes more complex, supply vessels often house third-parties who are specialists in various phases of the drilling process. Towing supply vessels perform similar cargo delivery functions to those handled by supply vessels. They are, however, equipped with more powerful engines (4,000 – 8,000 bhp) and winches, giving them the added capability to perform general towing functions, buoy setting and limited anchor handling work. As of December 31, 2013, four of the eleven owned supply and towing vessels were equipped with DP-2 and three were equipped with DP.
Specialty vessels include anchor handling tugs, accommodation, line handling and other vessels. These vessels generally have specialized features adapting them to specific applications including offshore maintenance and construction services, freight hauling services and accommodation services.
Liftboats provide a self-propelled, stable platform to perform production platform construction, inspection, maintenance and removal; well intervention and work-over; well plug and abandonment; pipeline installation and maintenance; and diving operations. Lift boats are categorized by the length of their jacking legs (160 ft. to 265 ft. for the Company's lift boats), which determines the water depth in which these vessels can work. Secondary features are crane lifting capacity and reach, clear deck area, electrical generating power and accommodation capacity.
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

As of December 31, 2013, in addition to its existing fleet, Offshore Marine Services had new construction projects in progress including eleven U.S.-flag, DP-2 FSVs scheduled for delivery between the first quarter of 2014 and the first quarter of 2016; three U.S.-flag, DP-2 supply vessels for delivery between the second quarter of 2014 and second quarter of 2015, which are to be sold to SEACOR OSV Partners I LP, a 50% or less owned company, upon delivery; and two foreign-flag wind farm utility vessels scheduled for delivery during the first half of 2014.
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

	2013	2012	2011
United States, primarily U.S. Gulf of Mexico:
Anchor handling towing supply	8	12	12
Crew	16	21	24
Mini-supply	2	3	3
Supply	12	9	9
Towing supply	—	—	2
Specialty	1	1	2
Liftboats	15	20	—
	54	66	52
Africa, primarily West Africa:
Anchor handling towing supply	5	5	5
Crew	8	8	8
Mini-supply	2	2	2
Supply	3	3	3
Towing supply	2	2	2
Specialty	3	2	2
	23	22	22
Middle East:
Anchor handling towing supply	1	1	—
Crew	7	7	7
Mini-supply	2	2	2
Supply	3	3	3
Specialty	4	2	2
	17	15	14
Brazil, Mexico, Central and South America:
Anchor handling towing supply	3	—	1
Crew	7	7	6
Mini-supply	2	2	1
Supply	8	9	14
Specialty	3	4	4
	23	22	26
Europe, primarily North Sea:
Standby safety	25	25	26
Wind farm utility	34	30	29
	59	55	55
Asia:
Anchor handling towing supply	1	1	1
Crew	4	4	4
Supply	1	2	1
Towing Supply	1	1	1
Specialty	1	1	1
	8	9	8
Total Foreign Fleet	130	123	125
Total Fleet	184	189	177
United States, primarily U.S. Gulf of Mexico. As of December 31, 2013, 54 vessels were operating in the U.S. Gulf of Mexico, including 33 owned, 17 leased-in, two joint ventured and two pooled. Offshore Marine Services’ expertise in this market is deepwater anchor handling with its fleet of AHTS vessels and exploration and production support with its fleet of crew and mini-supply vessels. Over the last few years, the market has split between the traditional shallow water shelf and the deepwater markets. In both markets, customers focus on price once they have identified a reliable operator who can provide available vessels with suitable capabilities for the job. Offshore Marine Services also operates a fleet of lift boats in the U.S. Gulf of Mexico supporting well intervention, work-over, decommissioning and diving operations.

Africa, primarily West Africa. As of December 31, 2013, 23 vessels were operating in West Africa, including twelve owned, three leased-in, five joint ventured, one pooled and two managed. Offshore Marine Services' vessels operating in this area generally support large-scale, multi-year projects for major oil companies, primarily in Angola and Ghana. The other vessels in this region operate from ports in the Republic of the Congo and Gabon.
Middle East. As of December 31, 2013, 17 vessels were operating in the Middle East region, including twelve owned, three joint ventured and two managed. Offshore Marine Services’ vessels operating in this area generally support activities in Azerbaijan, Egypt and countries along the Arabian Gulf and Arabian Sea, including the United Arab Emirates and Qatar.
Brazil, Mexico, Central and South America. As of December 31, 2013, eight vessels were operating in Brazil, including four owned and four managed and 13 vessels were operating in Mexico, including two owned, two leased-in and nine joint ventured. In addition, two owned vessels were operating in Venezuela.
Europe, primarily North Sea. As of December 31, 2013, 59 vessels were operating in the North Sea, including 56 owned and three joint ventured. The North Sea fleet provides standby safety and supply services. Demand in the North Sea market for standby services developed in 1991 after the United Kingdom passed legislation requiring offshore operators to maintain higher specification standby safety vessels. The legislation requires a vessel to “stand by” to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation. Demand for wind farm utility vessels has developed as a result of the recent growth in offshore wind turbines in the North Sea.
Asia. As of December 31, 2013, eight vessels were operating in Asia, including six owned and two joint ventured. Offshore Marine Services’ vessels operating in this area generally support exploration programs. To date, Offshore Marine Services’ largest markets in this area have been Vietnam and Indonesia.
Seasonality
The demand for Offshore Marine Services' liftboat fleet is seasonal with peak demand normally occurring during the summer months. As a consequence of this seasonality, the Company typically schedules drydockings or other repair and maintenance activity during the winter months.
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
Offshore Marine Services’ principal customers are major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Consolidation of oil and gas companies through mergers and acquisitions over the past several years has reduced Offshore Marine Services’ customer base. In 2013, no single customer of Offshore Marine Services was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Offshore Marine Services accounted for approximately 55% of Offshore Marine Services’ operating revenues in 2013. The loss of one or a few of these customers could have a material adverse effect on Offshore Marine Services’ results of operations.
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

Risks of Foreign Operations
For the years ended December 31, 2013, 2012 and 2011, 52%, 56% and 69%, respectively, of Offshore Marine Services’ operating revenues were derived from its foreign operations.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Offshore Marine Services’ financial position and its results of operations. See the risk factor regarding “Risks from the Company’s international operations” in “Item 1A. Risk Factors.”
Inland River Services
Business
Inland River Services owns, operates, invests in and markets river transportation equipment primarily used for moving agricultural and industrial commodities and chemical and petrochemical products, on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Internationally, Inland River Services has operations on the Magdalena River in Colombia and noncontrolling interests in operations on the Parana-Paraguay River Waterways and in a transshipment terminal at the Port of Ibicuy, Argentina. In addition to its primary barge business, Inland River Services also owns, operates and invests in high-speed multi-modal terminal facilities for both dry and liquid commodities and provides a broad range of services including machine shop, gear and engine repairs and the repair and drydocking of barges and towboats at strategic locations on the U.S. Inland River Waterways. Inland River Services contributed 17%, 17% and 18% of consolidated operating revenues in 2013, 2012 and 2011, respectively.

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

	Owned(1)	Joint Ventured	Leased-in	Pooled or Managed	Total
2013
Inland river dry cargo barges	667	172	2	564	1,405
Inland river liquid tank barges	65	—	8	1	74
Inland river deck barges	20	—	—	—	20
Inland river towboats
4,000 hp - 6,250 hp	4	13	—	—	17
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	12	2	—	—	14
Dry cargo vessel(2)	—	1	—	—	1
	769	188	10	565	1,532
2012
Inland river dry cargo barges	683	172	2	587	1,444
Inland river liquid tank barges	73	—	—	8	81
Inland river deck barges	20	—	—	—	20
Inland river towboats
4,000 hp - 6,250 hp	3	13	—	—	16
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	12	2	—	—	14
Dry cargo vessel(2)	—	1	—	—	1
	792	188	2	595	1,577
2011
Inland river dry cargo barges	689	172	2	633	1,496
Inland river liquid tank barges	69	—	—	8	77
Inland river deck barges	20	—	—	—	20
Inland river towboats
4,000 hp - 6,250 hp	3	13	—	—	16
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	12	2	—	—	14
Dry cargo vessel(2)	—	1	—	—	1
	794	188	2	641	1,625
______________________

(1)	Excludes three dry cargo barges and two towboats delivered in 2011 but not operational until 2012.

(2)	Argentine-flag.

The table below sets forth equipment types by geographic market as of December 31 for the indicated years.

	2013	2012	2011
United States:
Inland river dry cargo barges	1,227	1,266	1,318
Inland river liquid tank barges	70	77	73
Inland river deck barges	20	20	20
Inland river towboats
4,000 hp – 6,250 hp	10	9	9
3,300 hp – 3,900 hp	1	1	1
Less than 3,200 hp	10	10	12
	1,338	1,383	1,433
South America:
Inland river dry cargo barges	178	178	178
Inland river liquid tank barges	4	4	4
Inland river towboats
4,000 hp – 6,250 hp	7	7	7
1,700 hp – 3,200 hp	3	3	2
Less than 3,200 hp	1	1	—
Dry-cargo vessel	1	1	1
	194	194	192
	1,532	1,577	1,625
As of December 31 of the indicated year, the average age (in years) of Inland River Services’ owned and joint ventured fleet was as follows:

	2013	2012	2011
Dry cargo barges	9	7	6
Liquid tank barges – 10,000 barrel	15	14	15
Liquid tank barges – 30,000 barrel	11	9	11
Deck barges	6	5	4
Towboats(1)	39	37	37
 ______________________

(1)	Towboats have been upgraded and maintained to meet or exceed current industry standards.
Inland barges are unmanned and are moved by towboats. The combination of a towboat and dry cargo barges is commonly referred to as a “tow.” The Inland River Services dry cargo fleet consists of hopper barges, which can be “open tops” for the transport of commodities that are not sensitive to water such as coal, aggregate and scrap, or covered for the transport of products such as grain, ores, alloys, cements and fertilizer. Each dry cargo barge in the Inland River Services’ fleet is capable of transporting approximately 1,500 to 2,000 tons (1,350 to 1,800 metric tons) of cargo. The carrying capacity of a barge at any particular time is determined by water depth in the river channels and hull depth of the barge. Adverse river conditions, such as high water resulting from excessive rainfall or low water caused by drought, can also impact operations by limiting the speed at which tows travel, the number of barges included in tows and the quantity of cargo that is loaded in the barges.
A typical dry cargo voyage begins by shifting a clean, empty barge from a fleeting location to a loading facility. The barge is then moved from the loading location and assembled into a tow before proceeding to its discharge destination. After unloading, it is shifted to a fleeting area for cleaning and service, if needed, before being placed again at a load facility. Typically, grain cargoes move southbound and non-grain cargoes move northbound. Generally, Inland River Services attempts to coordinate the logistical match-up of northbound and southbound movements of cargo to minimize repositioning costs.
Inland River Services’ fleet of 10,000 barrel liquid tank barges transport liquid bulk commodities such as lube oils and chemical products. The operations of these barges are similar to those of the dry cargo barges described above. Inland River Services’ fleet of 30,000 barrel liquid tank barges transport refined petroleum products and heavy and light petroleum products and are normally chartered-out as “unit tows” consisting of two to three barges along with a towboat working in patterns prescribed by the customer. Inland River Services is responsible for providing manpower for the towboats working in such operations.

As of December 31, 2013, in addition to its existing fleet, Inland River Services had new construction projects in progress for six 30,000 barrel liquid tank barges, five inland river towboats and 80 covered hopper barges all scheduled for delivery in 2014 and the first quarter of 2015.
Markets
The market for Inland River Services is driven by supply and demand economics, which impacts prices, utilization and margins achieved by Inland River Services’ assets. The relationship between supply and demand reflects many factors, including:

•	the level of domestic and international production of the basic agricultural products to be transported (in particular, the yield from grain harvests);

•	the level of domestic and international consumption of agricultural products and the effect of these levels on the volumes of products that are physically moved into the export markets;

•	the level of domestic and worldwide demand for iron ore, steel, steel by-products, coal, ethanol, petroleum and other bulk commodities;

•	the strength or weakness of the U.S. dollar;

•	the cost of ocean freight and fuel; and

•	the potential for epidemic like viruses that impact food stock movements on the inland waterways.
Within the United States and international markets, other local factors also have an effect on pricing and margins, including:

•	the supply of barges available to move the products;

•	the availability of qualified wheelhouse personnel;

•	the ability to position the barges to maximize efficiencies and utility in moving cargoes both northbound and southbound;

•	the cost of alternative forms of transportation (primarily rail) and capacities at export facilities;

•	general operating logistics on the river network including size and operating status of locks and dams;

•	the effect of river levels on the loading capacities of the barges in terms of draft restrictions; and

•	foreign and domestic laws and regulations.
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
Customers and Contractual Arrangements
The principal customers for Inland River Services are major agricultural companies, major integrated oil companies and industrial companies. In 2013, no single customer of Inland River Services was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Inland River Services accounted for approximately 60% of Inland River Services’ revenues in 2013. The loss of one or a few of its customers could have a material adverse effect on Inland River Services’ results of operations.
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
Inland River Services' tank farm and dry-bulk handling facilities and its noncontrolling interest in a transshipment terminal at the Port of Ibicuy, Argentina are marketed on a tariff system driven by throughput volume.
Inland River Services' fleeting operations generally charge a day rate for fleeting and a per shift fee for handling to and from docks and cleaning and repair facilities.
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
The Company believes that 70% of the domestic dry cargo fleet is controlled by five companies and 57% of the domestic liquid barge industry fleet is controlled by five companies.
Risks of Foreign Operations
Inland River Services’ foreign operations primarily consist of its operations on the Magdalena River in Colombia and noncontrolling interests in operations on the Parana-Paraguay River Waterways and in a transshipment terminal at the Port of Ibicuy, Argentina.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Inland River Services’ financial position and its results of operations. See the risk factor regarding “Risks from the Company’s international operations” in “Item 1A. Risk Factors.”
Shipping Services
Business
Shipping Services invests in, operates and leases a diversified fleet of U.S.-flag and foreign-flag marine transportation related assets, including deep-sea cargo vessels primarily servicing the U.S. coastwise petroleum trade, harbor tugs servicing vessels docking in the U.S. Gulf and East Coast ports and foreign-flag Very Large Gas Carriers ("VLGC's") through its noncontrolling investment in Dorian LPG. Additional assets and services include liner and short-sea transportation to and from ports in Florida, Puerto Rico, the Bahamas and Western Caribbean, a terminal support and bunkering operation in St. Eustatius, a U.S.-flag articulated tug and dry-bulk barge operating on the Great Lakes and technical ship management services. Shipping Services contributed 16%, 14% and 16% of consolidated operating revenues in 2013, 2012 and 2011, respectively.

Equipment and Services
The following tables identify the types of equipment that comprise Shipping Services' fleet as of December 31 for the indicated years. "Owned” are owned by Shipping Services. “Joint Ventured” are owned by entities in which Shipping Services does not have a controlling interest. “Leased-in” are leased-in under operating leases.

	Owned	Joint Ventured	Leased-in	Total
2013
U.S.-flag:
Product tanker(1)	5	—	2	7
RORO/Deck barges	—	7	—	7
Dry bulk articulated tug-barge	—	1	—	1
Harbor tugs	15	—	9	24
Ocean liquid tank barges	5	—	—	5
Foreign-flag:
Harbor tugs	4	—	—	4
Very large gas carriers	—	3	—	3
Short Sea Container/RORO	8	—	—	8
	37	11	11	59
2012
U.S.-flag:
Product tanker(1)	5	—	2	7
RORO/Deck barges	—	7	—	7
Dry bulk articulated tug-barge	—	1	—	1
Harbor tugs	19	—	3	22
Ocean liquid tank barges	5	—	—	5
Foreign-flag:
Harbor tugs	4	—	—	4
Very large gas carriers	—	—	—	—
Short Sea Container/RORO	7	—	—	7
	40	8	5	53
2011
U.S.-flag:
Product tanker(1)	5	—	2	7
RORO/Deck barges	—	—	—	—
Dry bulk articulated tug-barge	—	—	—	—
Harbor tugs	24	—	—	24
Ocean liquid tank barges	5	—	—	5
Foreign-flag:
Harbor tugs	4	—	—	4
Very large gas carriers	—	—	—	—
Short Sea Container/RORO	8	—	—	8
	46	—	2	48
______________________

(1)	As of December 31, 2013, 2012 and 2011, four were operating under long-term bareboat charters and three were operating under time charters.

The table below sets forth Shipping Services’ fleet of owned and leased-in U.S.-flag double-hull product tankers as of December 31, 2013.

Name of Vessel	Capacity in barrels	Tonnage in “dwt”(1)	OPA 90 Retirement date	Type
Seabulk Trader	294,000	48,700	None	Double-hull
Seabulk Challenge	294,000	48,700	None	Double-hull
California Voyager(2)	341,000	45,000	None	Double-hull
Oregon Voyager(2)	341,000	45,000	None	Double-hull
Seabulk Arctic	340,000	46,000	None	Double-hull
Mississippi Voyager	340,000	46,000	None	Double-hull
Florida Voyager	340,000	46,000	None	Double-hull
______________________

(1)	Deadweight tons or “dwt”.

(2)	Leased-in vessel.
As of December 31, 2013, in addition to its existing fleet, Shipping Services had three U.S.-flag product tankers under construction, which are scheduled for delivery in 2016 and 2017. Subsequent to December 31, 2013, Shipping Services committed to construct one U.S.-flag chemical and petroleum articulated tug-barge scheduled for delivery in the first half of 2016.
Markets
Petroleum and Gas Transportation. In the domestic energy trade, oceangoing vessels transport crude oil and petroleum products primarily from production areas, refineries and storage facilities along the coast of the U.S. Gulf of Mexico to refineries, utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico and the U.S. Atlantic and Pacific coasts. The number of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting crude or petroleum products has fluctuated in recent years as vessels have reached the end of their useful lives or have been retired due to the requirements of the Oil Pollution Act of 1990 ("OPA 90") and newbuilds are placed into service. In the foreign Liquefied Petroleum Gas ("LPG") trade, oceangoing vessels greater than 70,000 Cubic Meters ("cbm") of cargo capacity are described as VLGC’s. VLGC’s operate in long-haul international trades moving large LPG cargoes from geographic areas of excess production such as the Arabian Gulf or U.S. Gulf of Mexico to areas of demand such as Asia Pacific and Europe/Mediterranean. There are approximately 75 VLGC’s currently on order at various international shipyards with deliveries scheduled through 2016.
Harbor Towing and Bunkering. In the domestic harbor towing trade, harbor tugs operate alongside oceangoing vessels during their docking and undocking procedures. As of December 31, 2013, Shipping Services' tugs were operating in various ports including three in Port Everglades, Florida, four in the Port of Tampa, Florida, two in Port Canaveral, Florida, five in Port Arthur, Texas, three in Mobile, Alabama and four in Lake Charles, Louisiana. In addition, four tugs and five liquid tank barges were operating in St. Eustatius and three tugs were operating under a bareboat charter arrangement.
Liner and Short-Sea Transportation. Roll on/Roll off ("RORO") barges and deck barges operated by Trailer Bridge, Inc., a noncontrolling investment of the Company, and RORO vessels operated by G&G Shipping, a wholly owned investment of the Company, provide cargo transportation services to and from ports in Florida, Puerto Rico, the Bahamas and the Western Caribbean for the shipment of containers, vehicles and project cargoes.
Customers and Contractual Arrangements
The primary purchasers of petroleum and gas transportation services are multinational oil and gas companies, refining companies, oil trading companies and large industrial consumers of crude, petroleum and LPG. Services are generally contracted on the basis of short-term or long-term time charters, voyage charters and contracts of affreightment or other transportation agreements tailored to the shipper's requirements. The primary purchasers of harbor towing and bunkering services are vessel owners and charterers including multi-national oil companies, major grain houses and private and public shipping companies. Services are contracted using prevailing port tariff terms on a per-use basis. The primary purchasers of liner and short-sea transportation services are individuals and businesses retailing or consuming U.S. export goods in Puerto Rico, the Bahamas and Western Caribbean. Shipping Services also provides technical ship management services to ship owners. In 2013, no single customer of Shipping Services was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Shipping Services accounted for approximately 60% of its operating revenues in 2013. The loss of one or a few of these customers could have a material adverse effect on Shipping Services' results of operations.

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
Competitive Conditions
Each of the markets in which Shipping Services operates is highly competitive. Primary direct competitors for U.S.-flag petroleum transportation are other operators of U.S.-flag oceangoing tank vessels, operators of articulated tug-barge units and operators of refined product pipelines. Primary direct competitors of foreign-flag gas transportation are other owners and operators of foreign built VLGC's. Primary direct competitors for harbor towing and bunkering are operators of U.S.-flagged harbor tugs. The U.S. “Jones Act” shipping market is a trade that is not available to foreign-based competition. The most important competitive factors are pricing, vessel age and vessel availability to fit customer requirements. Primary direct competition for cargo liner transportation are other operators of cargo vessels operating between Florida ports, Puerto Rico, the Bahamas and the Western Caribbean.
Risks of Foreign Operations
Shipping Services' foreign operations consist of its liner transportation activities, terminal support and bunkering operations and its noncontrolling interest in Dorian LPG, which commenced operations in July 2013.
For the years ended December 31, 2013, 2012 and 2011, 16%, 17% and 15%, respectively, of Shipping Services’ operating revenues were derived from its foreign operations.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Shipping Services’ financial position and its results of operations. See the risk factor regarding “Risks from the Company’s international operations” in “Item 1A. Risk Factors.”
Illinois Corn Processing
Business
Illinois Corn Processing LLC ("ICP") operates an alcohol manufacturing, storage and distribution facility located in Pekin, Illinois. The Company owns a 70% interest in ICP. A flexible production platform and infrastructure enables ICP to produce, store and distribute a variety of high quality alcohol used in the food, beverage, industrial and petrochemical end-markets as well as fuel grade ethanol. The capability to produce these specialized streams differentiates ICP from other fuel ethanol plants and positions it as a key supply partner to a broad customer base. ICP contributed 16% and 14% of consolidated operating revenues in 2013 and 2012.
Products and Services
The Pekin dry mill facility has an optimum production capacity of 82.5 million gallons per year. The plant can operate in a wide variety of production scenarios in which product mix and run rates vary significantly. This flexibility enables ICP to adjust its operations to prevailing market conditions and customer demands and maximize the value of its product portfolio.
ICP's location generally provides efficient access to raw materials and a variety of end-markets via barge, rail and truck. Located on the banks of the Illinois River, ICP operates a river terminal that provides efficient transportation of bulk alcohol and Dried Distiller Grains with Solubles ("DDGS") to desirable markets. The Pekin campus is serviced by a local short-line railroad giving ICP access to multiple Class 1 rail transportation options. Incoming and outgoing trucks have easy access to key Interstate corridors, placing several major metropolitan areas within economic reach of the facility. Additionally, Pekin is centrally located in the U.S Corn Belt, providing ample and cost-effective access to feedstock. Corn can also be brought in from other markets by rail or barge when the need arises.
Markets
The facility's distinctive production capabilities differentiate ICP and enable it to produce grades of alcohol that target markets that only a few other producers can service. ICP's customers include manufacturers in the food, beverage, household products and petrochemical industries. These customers require alcohols which meet very individual specifications and formulations, often unique to the end-product. Some of these product streams are less commoditized than basic fuel ethanol, which enables ICP to realize higher margins and profitability.

Customers and Contractual Arrangements
The principal customers of ICP are major agricultural companies, major integrated oil companies and industrial companies. In 2013, no single customer of ICP was responsible for 10% or more of consolidated operating revenues. The ten largest customers of ICP accounted for approximately 87% of its revenues in 2013. The loss of one or a few of its customers would be unlikely to have a material adverse effect on ICP's results of operations due to its flexibility to produce a wide range of products including fuel ethanol and DDGS, both of which are sold into widely-traded markets.
Competitive Conditions
ICP believes the primary barriers to effective competitive entry are the high capital cost of new facilities and the mature market in which it competes. ICP is positioned as a valued industrial ingredient supplier to a broad range of blue-chip customers in the beverage, food and chemical markets. For these customers, high quality alcohol is a significant input to their manufacturing processes and end products. These customers demand tight product specifications which only high quality alcohol producers can meet. These capabilities create entrenched customer relationships and provide a competitive barrier against fuel ethanol producers that want to compete in these markets due to the consistent product quality and customer service.
Risks of Foreign Operations
For the years ended December 31, 2013 and 2012, none of ICP's operating revenues were derived from foreign operations.

Other
The Company has other activities that primarily include:
Noncontrolling investment in emergency and crisis services. On December 31, 2012, the Company contributed its interest in O'Brien's Response Management Inc. ("ORM"), an emergency and crisis service provider, to Witt Group Holdings, LLC ("Witt") in exchange for an equity interest in Witt Group Holdings, LLC, which was renamed Witt O'Brien's, LLC (the "ORM Transaction"). Witt provides emergency preparedness and crisis response management services to oil, chemical and marine transportation clients, and government agencies in the United States and abroad. In the United States, these services are generally rendered to those clients who store, transport, produce or handle petroleum and certain non-petroleum oils that are subject to the provisions of OPA 90 and various other federal, state and municipal regulations. Internationally, these services may be required by legislation and regulations of countries, international maritime conventions and environmental covenants placed on clients by their lending institutions. Emergency and crisis services also provides emergency preparedness and response management services to governmental agencies arising from natural disasters and homeland security issues.
Agricultural commodity trading and logistics. Agricultural commodity trading and logistics is primarily focused on the global origination, trading and merchandising of sugar, rice and industrial salt. The group's involvement in these commodities pairs producers and buyers and arranges for the transportation and logistics of the product.
Lending and leasing activities. Lending and leasing activities primarily involve the secured financing of various types of equipment that require scheduled lease payments or periodic principal and interest payments.
Noncontrolling investments in various other businesses. These investments primarily include industrial aviation services businesses in Asia.
Government Regulation
Regulatory Matters
The Company’s operations are subject to significant United States federal, state and local regulations, as well as international conventions and the laws of foreign jurisdictions where the Company operates its equipment or where the equipment is registered. The Company’s domestically registered vessels are subject to the jurisdiction of the United States Coast Guard ("USCG"), the National Transportation Safety Board (“NTSB”), the U.S. Customs and Border Protection ("CBP"), the U.S. Environmental Protection Agency ("EPA") and state environmental protection agencies for those jurisdictions in which the company operates, and the U.S. Maritime Administration, as well as to the rules of private industry organizations such as the American Bureau of Shipping. The Company's operations in Offshore Marine Services may, from time to time, fall under the jurisdiction of the U.S. Bureau of Safety and Environmental Enforcement ("BSEE") and its Safety and Environmental Management System regulations, and the Company is also required to certify that its maritime operations adhere to those regulations. These agencies and organizations establish safety standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards.
Offshore Marine Services, Shipping Services and Inland River Services are subject to U.S. cabotage laws that impose certain restrictions on the ownership and operation of vessels in the U.S. coastwise trade (i.e., trade between points in the United States), including the transportation of cargo. These laws are principally contained in 46 U.S.C. § 50501 and 46 U.S.C. Chapter 551 and related regulations and are commonly referred to collectively as the “Jones Act.” Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. For purposes of the Jones Act, a corporation, for example, must satisfy the following requirements to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the United States or of a state, territory or possession thereof; (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen; (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens; and (iv) at least 75% of each class or series of stock in such corporation must be owned by U.S. citizens within the meaning of the Jones Act. Should the Company fail to comply with the U.S. citizenship requirements of the Jones Act, it would be prohibited from operating its vessels in the U.S. coastwise trade during the period of such non-compliance. In addition, the Company could be subject to fines and its vessels could be subject to seizure and forfeiture for violations of the Jones Act and the related U.S. vessel documentation laws.
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
Offshore Marine Services, Inland River Services and Shipping Services operate vessels that are registered in the United States. Offshore Marine Services, Shipping Services and Inland River Services operate vessels registered in a number of foreign jurisdictions. Vessels registered in these jurisdictions are subject to the laws of the applicable jurisdiction as to ownership, registration, manning and safety. In addition, the Company's vessels are subject to the requirements of a number of international conventions that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto ("MARPOL"); (ii) the International Convention on the Safety of Life at Sea, 1974 and 1978 Protocols ("SOLAS"); and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”). Major revisions to STCW and its associated code went into effect on January 1, 2012 with a five-year transition period until January 1, 2017. The Company believes that its vessels registered in foreign jurisdictions are in compliance with all applicable material regulations and have all licenses necessary to conduct their business. In addition, vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the United Kingdom pursuant to the United Kingdom Safety Act.
The Maritime Labour Convention, 2006 (the “MLC”), which consolidates almost all of the 70 existing International Labour Organization maritime labour instruments in a single modern, globally applicable, legal instrument, went into effect on August 20, 2013. The MLC establishes comprehensive minimum requirements for working conditions of seafarers including, among other things, conditions of employment, hours of work and rest, grievance and complaints procedures, accommodations, recreational facilities, food and catering, health protection, medical care, welfare, and social security protection. The MLC also provides a new definition of seafarer that now includes all persons engaged in work on a vessel in addition to the vessel's crew. Under this MLC definition, the Company may be responsible for proving that customer and contractor personnel aboard its vessels have contracts of employment that comply with the MLC requirements. The Company could also be responsible for salaries and/or benefits of third parties that may board once of the Company's vessels. The MLC requires certain vessels that engage in international trade to maintain a valid Maritime Labour Certificate issued by their flag administration. The Company is developing and intends to implement a fleetwide action plan to comply with the MLC to the extent applicable to its vessels. Although the United States is not a party to the MLC, U.S.-flag vessels operating internationally must comply with the MLC when visiting a port in a country that is a party to the MLC.
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
In addition to the USCG, the EPA, the Office of Pipeline Safety, the BSEE and certain individual states regulate vessels, facilities and pipelines in accordance with the requirements of Oil Pollution Act of 1990 ("OPA 90") or under analogous state law. There is currently little uniformity among the regulations issued by these agencies.

When responding to third-party oil spills, emergency and crisis activities (which consisted of the SES Business that was sold pursuant to the SES Business Transaction and ORM, the ownership of which was transferred to Witt pursuant to the ORM Transaction) enjoys immunity from liability under federal law and all U.S. coastal state laws for any spills arising from its response efforts, except in the event of death or personal injury or as a result of its gross negligence or willful misconduct. It should be noted, however, that as a result of the Deepwater Horizon incident in 2010, some gaps have been identified in this responder immunity regime and actions are being taken by the response industry to seek modifications to existing law to remedy these gaps.
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
The Company believes that its operations are currently in compliance with all material environmental laws and regulations. It does not expect that it will be required to make capital expenditures in the near future that are material to its financial position or operations to comply with environmental laws and regulations; however, because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ultimate cost of complying with these laws and regulations. The recent trend in environmental legislation and regulation is generally toward stricter standards, and it is the Company’s view that this trend is likely to continue.
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
Under OPA 90, owners and operators of regulated facilities and owners and operators or bareboat charterers of vessels are “responsible parties” and are jointly, severally and strictly liable for removal costs and damages arising from facility and vessel oil spills or threatened spills up to their limits of liability (except if the limits are broken as discussed below) unless the spill results solely from the act or omission of certain third parties under specified circumstances, an act of God or an act of war. In addition, Section 713 of the Coast Guard Authorization Act of 2010, enacted on October 15, 2010, amended OPA 90 to include as a responsible party the owner of oil being transported in a tank vessel with a single hull after December 31, 2010. Damages are defined broadly to include: (i) injury to natural resources and the costs of remediation thereof; (ii) injury to, or economic losses resulting from the destruction of, real and personal property; (iii) net loss by the United States government, a state or political subdivision thereof, of taxes, royalties, rents, fees and profits; (iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire, safety or other hazards; and (vi) loss of subsistence use of available natural resources.
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
OPA 90 amended the Clean Water Act (“CWA”), described below, to require the owner or operator of certain facilities or of a tank vessel to prepare facility or vessel response plans and to contract with oil spill removal organizations to remove, to the maximum extent practicable, a worst-case discharge. The Company has complied with these requirements. The Company expects its pollution liability insurance to cover any cost of spill removal subject to overall coverage limitations of $1.0 billion; however, a failure or refusal of the insurance carrier to provide coverage in the event of a catastrophic spill could result in material liability in excess of available insurance coverage, resulting in a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
On September 30, 2013, the USCG issued a Final Rule, which became effective October 30, 2013, requiring owners and operators of nontank vessels to prepare and submit Nontank Vessel Response Plans ("NTVRPs") by January 30, 2014. The Final Rule implements a 2004 statutory mandate expanding oil spill response planning standards from tank vessels (implemented in 1993) to self-propelled nontank vessels of 400 gross tons or greater, that carry oil of any kind as fuel for main propulsion and that operate on the navigable waterways of the United States. The requirements for nontank vessels are generally similar to those for tank vessels. The Company has developed and submitted NTVRP's to meet this new requirement.
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
Congress enacted the Coast Guard and Maritime Transportation Act of 2012 on December 20, 2012. This represents the first major piece of maritime legislation enacted by Congress since 2010. However, with regard to notable oil pollution legislation, it contained only one provision related to the investment amounts of certain funds in the Oil Spill Liability Trust Fund. It is unclear whether Congress will undertake new spill legislation in 2014 as a result of lessons learned from the Deepwater Horizon incident in 2010. If Congress passes spill legislation in 2014, the Company could be subject to greater potential liability or penalties if any of the Company's vessels has an incident or the Company could be required to comply with other requirements thereby increasing the Company's operating costs.
In addition to OPA 90, the following are examples of environmental laws that relate to the Company’s business and operations:
MARPOL is the main international convention covering prevention of pollution of the marine environment by vessels from operational or accidental causes. It has been updated by amendments through the years and is implemented in the United States pursuant to the Act to Prevent Pollution from Ships. MARPOL has six specific annexes and Annex I governs oil pollution.
Since the 1990s, the Department of Justice ("DOJ") has been aggressively enforcing U.S. criminal laws against vessel owners, operators, managers, crewmembers, shoreside personnel, and corporate officers for actions related to violations of MARPOL Annex I. Prosecutions generally involve violations related to pollution prevention devices, such as the oil-water separator, and include falsifying the Oil Record Book, obstruction of justice, false statements and conspiracy. Over the past eleven years, the DOJ has imposed significant criminal penalties in vessel pollution cases and the vast majority of such cases did not actually involve pollution in the United States, but rather efforts to conceal or cover up pollution that occurred elsewhere. In certain cases, responsible shipboard officers and shoreside officials have been sentenced to prison. In addition, the DOJ has required defendants to implement a comprehensive environmental compliance plan (“ECP”). If the Company is subjected to a DOJ criminal prosecution, it could face significant criminal penalties and defense costs as well as costs associated with the implementation of an ECP.
The CWA, enacted in 1972, prohibits the discharge of “pollutants,” which includes oil or hazardous substances, into navigable waters of the United States and imposes civil and criminal penalties for unauthorized discharges. The CWA complements the remedies available under OPA 90 and CERCLA.

The CWA also established the National Pollutant Discharge Elimination System (“NPDES”) permitting program, which governs discharges of pollutants into navigable waters of the United States. Pursuant to the NPDES, EPA issued a Vessel General Permit (“2008 VGP”), which was in effect from February 6, 2009 to December 19, 2013, covering 26 types of discharges incidental to normal vessel operations. On April 12, 2013, the EPA published its formal Notice of Final Permit Issuance in the Federal Register announcing that the 2008 VGP, would be replaced by a Phase II VGP Regine ("2013 VGP") effective on December 19, 2013. Like the 2008 VGP applies to U.S. and foreign-flag commercial vessels that are at least 79 feet in length, and therefore applies to the Company’s vessels.
On February 11, 2011, the EPA and the USCG entered into a Memorandum of Understanding (“MOU”) outlining the steps the agencies will take to better coordinate efforts to implement and enforce the Vessel General Permit. Under the MOU, the USCG will identify and report to EPA detected Vessel General Permit deficiencies as a result of its normal boarding protocols for U.S.-flag and foreign-flag vessels. However, EPA retains responsibility and enforcement authority to address Vessel General Permit violations. Failure to comply with the Vessel General Permit may result in civil or criminal penalties.
Like the 2008 VGP, the 2013 VGP requires vessel owners and operators to adhere to “best management practices” to manage the covered discharges, including ballast water, that occur normally in the operation of a vessel. In addition, again like the 2008 VGP, the 2013 VGP requires vessel owners and operators to implement various training, inspection, monitoring, recordkeeping, and reporting requirements, as well as corrective actions upon identification of each deficiency. The 2013 VGP, however, has implemented more stringent requirements than the 2008 VGP. For example, with regard to ballast water discharge standards, the 2008 VGP requirements for ballast water were minimal, whereas the 2013 VGP implements numeric technology-based effluent limitations that replace the non-numeric based best management practice requirements in the 2008 VGP. The purpose of these limitations is to reduce the number of living organisms discharged via ballast water into waters regulated by the 2013 VGP. The Company has filed a Notice of Intent to be covered by the 2013 VGP for each of the Company’s ships. The 2013 VGP also contains more stringent effluent limits for oil-to-sea interfaces and exhaust gas scrubber washwater, which seeks to improve environmental protection of U.S. waters, by requiring all vessels to use an Environmentally Acceptable Lubricant (EAL) in all oil-to-sea interfaces, unless not technically feasible.
Section 401(d) of the CWA permits individual states to attach additional limitations and requirements to federal permits, including the VGP and 2013 VGP, that are necessary to assure that the permit will comply with any applicable CWA-based effluent limitations and other limitations, standards of performance, prohibitions, effluent standards, or pretreatment standards, and with any other appropriate requirements of that state. Pursuant to this authority, several states have specified significant, additional requirements that became a condition of the 2013 VGP. As a result, in addition to the 2013 VGP requirements, a permit may not be issued until the owners and operators of the vessel have met state specific state conditions in accordance with Section 401 of the CWA, if applicable. The 2013 VGP has resulted in increased requirements and may lead to increased enforcement by the EPA and the USCG that could result in an increase in the Company’s operating costs.
Many countries have ratified and are thus subject to liability scheme adopted by the International Maritime Organization (the “IMO”) and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances. As these conventions calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates as of October 2012, but those rates fluctuate daily and are approximate.
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
Vessels trading to countries that are parties to these conventions must provide evidence of insurance covering the liability of the owner. The Company believes that its P&I insurance will cover any liability under the plan adopted by the IMO. See the discussion of Insurance below.
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

The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001, which was adopted on March 23, 2001 and became effective on November 21, 2008, is a separate convention adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea, and in its exclusive economic zones, of countries that are party to it. While the United States has not yet ratified this convention, U.S.-flag vessels operating internationally would be subject to it, if they sail within the territories of those countries that have implemented its provisions. The Company believes that its vessels comply with these requirements.
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
The USCG published a final rule on ballast water standards on March 23, 2012, which became effective on June 21, 2012. In most cases vessels will be required to install and operate a ballast water management system (“BWMS”) that has been type-approved by the USCG. A vessel's compliance date varies based upon the date of construction and ballast water capacity. All new vessels constructed on or after December 1, 2013, regardless of ballast water capacity, must comply with these requirements on delivery from the shipyard. Existing vessels with a ballast water capacity between 1500 and 5000 cubic meters must comply by their first scheduled drydocking after January 1, 2014. Existing vessels with a ballast water capacity less than 1500 cubic meters or greater than 5000 cubic meters must comply by their first scheduled drydocking after January 1, 2016. If a vessel intends to install a BWMS prior to the applicable compliance date and the USCG has not yet approved systems appropriate for the vessel's class or type, the vessel may install an Alternate Management System (“AMS”) that has been approved by a foreign-flag administration pursuant to the IMO's International Convention for the Control and Management of Ships Ballast Water and Sediments, which was adopted on February 13, 2004 (the “BWM Convention”), if the USCG determines that it is at least as effective as ballast water exchanges. If an AMS is installed prior to the applicable compliance date, it may be used until five years after the compliance date, which should provide sufficient time for the manufacturer to obtain USCG approval. At present, however, no USCG-approved BWMS is available.
In lieu of the AMS option, vessel owners and operators may request an extension of the BWMS requirements. Extension requests, with certain exceptions, must be submitted no later than 12 months before the vessel’s compliance date.  The EPA and the USCG, have taken different positions regarding BWMS extensions. While the USCG is formally granting extensions to vessels that are unable to install the BWMS technology because it has not yet been type-approved, the EPA has declined to grant extensions its ballast water requirements under the 2013 VGP, which went into effect on December 19, 2013. Therefore, even if a vessel obtains a USCG extension, it will still not be in compliance with the 2013 VGP. Pursuant to a joint letter issued by the USCG and the EPA dated December 24, 2013 and a letter of non-enforcement issued by the EPA dated December 27, 2013, the EPA has clarified that non-compliance with the 2013 VGP standards will be considered a violation, but that it will take into account extensions granted by the USCG and other factors and in such cases will consider the violation a low enforcement priority. It is unclear how EPA will actually enforce this provision and whether its interpretation will be challenged by lawsuits.
In addition, states have enacted legislation or regulations to address invasive species through ballast water and hull cleaning management, and permitting requirements, which in many cases have also become part of the state’s 2013 VGP certification. For instance, California requires vessels to comply with state ballast water discharge and hull fouling requirements. On October 1, 2013, the California legislature delayed implementation of California’s ballast water discharge performance standards, effective January 1, 2014, for a two-year period. Although not yet implemented, California’s ballast water discharge performance standards are stronger than those scheduled to be implemented at the federal level. The federal government and the state of California permit the use of shipboard ballast water treatment systems to meet the discharge standards; however, the USCG requires that systems be type-approved by the USCG before they are installed on board vessels. California does not require advanced system approval, nor does the EPA under the 2013 VGP. As noted above, there are currently no type-approved systems by the USCG. Installation of AMS on board vessels will satisfy California’s ballast water discharge performance standards. It is unclear whether the California legislature will continue to extend the BWMS compliance deadline to match the USCG extension program. In addition, under the 2013 VGP, oceangoing vessels covered by the VGP are prohibited from discharging ballast water in Michigan waters unless the vessel meets Michigan state requirements and obtains a Michigan permit. New York has also imposed more stringent ballast water discharge standards, which became effective December 19, 2013 under the 2013 VGP. Currently, 25 states have added more stringent requirements to their certification of the 2013 VGP. Other states may proceed with the enactment of similar requirements that could increase the Company’s costs of operating in state waters.

The Company's vessels are also subject to international ballast water management regulations including those contained in the BWM Convention. The Company complies with these regulations through ballast water management plans implemented on each of the vessels it operates. To meet existing and anticipated ballast water treatment requirements, the Company is developing and intends to implement a fleetwide action plan to comply with IMO, EPA, USCG and possibly more stringent U.S. state mandates which may require the installation and use of costly control technologies.
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
The State of California also began on January 1, 2010, implementing regulations on a phased-in basis that require vessels to either shut down their auxiliary engines while in port in California and use electrical power supplied at the dock or implement alternative means to significantly reduce emissions from the vessel’s electric power generating equipment while it is in port. Generally, a vessel will run its auxiliary engines while in port in order to power lighting, ventilation, pumps, communication and other onboard equipment. The emissions from running auxiliary engines while in port may contribute to particulate matter in the ambient air. The purpose of the regulations is to reduce the emissions from a vessel while it is in port. The cost of reducing vessel emissions while in port may be substantial if the Company determines that it cannot use or the ports will not permit the Company to use electrical power supplied at the dock. Alternatively, the ports may pass the cost of supplying electrical power at the port to the Company, and the Company may incur additional costs in connection with modifying the Company’s vessels to use electrical power supplied at the dock.
Annex VI of MARPOL, which addresses air emissions from vessels, came into force in the United States on January 8, 2009 and requires the use of low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. By July 1, 2010, amendments to MARPOL required all diesel engines on vessels built between 1990 and 2000 to meet a Nitrous Oxide (“NOx”) standard of 17.0g-NOx/kW-hr. On January 1, 2011, the NOx standard was lowered to 14.4 g-NOx/kW-hr and on January 1, 2016, it will be further lowered to 3.4 g-NOx/kW-hr, for vessels operating in a designated Emission Control Area (“ECA”).
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
With respect to North America, the EPA received approval of the IMO, in coordination with Environment Canada, to designate all waters, with certain limited exceptions, within 200 nautical miles of Hawaii and the U.S. and Canadian coasts as ECAs. The North American ECA went into effect on August 1, 2012 limiting the sulfur content in fuel that is burned as described above. Beginning in 2016, NOx after-treatment requirements become applicable in this ECA as well. Furthermore, on July 15, 2011, the IMO officially adopted amendments to MARPOL to designate certain waters around Puerto Rico and the U.S. Virgin Islands as the United States – Caribbean ECA, where stringent international emission standards will also apply to ships. For this area, the effective date of the first-phase fuel sulfur standard is January 2014, and the second phase begins in 2015. Stringent NOx engine standards begin in 2016.
After the August 1, 2012 effective date of the North American ECA, ships operating within 200 miles of the U.S. coast are required to burn 1% sulfur content fuel oil as of August 1, 2012 (when the ECA became effective) and they will be required to burn 0.1% sulfur content fuel oil as of January 1, 2015. The Company has three U.S.-flag product tankers that cannot safely burn 0.1% fuel oil without minor modification to its fuel system. EPA has received approval from the IMO to exempt and has exempted steamships from the 0.1% sulfur content fuel oil requirement until 2020.
Annex VI of MARPOL contains requirements with respect to the prevention of air pollution by vessels and the issuance of International Air Pollution Prevention (“IAPP”) certificates to reflect compliance with those requirements. In July 2011, the IMO’s Marine Environment Protection Committee adopted amendments to MARPOL Annex VI that went into effect in the United States on January 1, 2013. These amendments created a new Chapter 4 to Annex VI, which established Regulations on Energy Efficiency for Ships that generally apply to all new and existing vessels of 400 or more gross tons, subject to certain exceptions.

These regulations mandate that all new vessels have an Energy Efficiency Design Index (“EEDI”) as well as a Ship Energy Efficiency Management Plan (“SEEMP”). The EEDI, which is required for certain types of vessels that are newly constructed or undergo a major conversion after January 1, 2013, is a measure of the efficiency of a particular vessel’s power plant and its hull form that will be expressed in grams of carbon dioxide (CO2) produced per the vessel’s capacity mile, which will be based on a formula using a factor of the distance travelled by the vessel times the cargo weight. It is expected that vessels that are currently excluded from these regulations will be included in the future when new formulas are developed. The EEDI requires a minimum energy efficiency level per capacity mile (tonnage mile) for different ship types, which is expected to be reduced incrementally every five years. As long as the required energy level is attained, ship designers and builders may use the most cost-effective measures of their choice to comply with these regulations. The SEEMP is an operational plan that establishes a mechanism to improve the energy efficiency of a vessel in a cost-effective manner. A SEEMP is required for all vessels in operation and does not have a required format, but it must be developed by the vessel operator taking into account guidelines adopted by the IMO in March 2012. The amendments to Annex VI also added requirements for the International Energy Efficiency (“IEE”) Certificate. For existing vessels, IEE Certificates are required to be issued no later than their first intermediate or renewal survey for their existing IAPP Certificate after January 1, 2013. Compliance with the SEEMP must also be demonstrated and verified at that time.
The International Convention on the Control of Harmful Anti-fouling Systems on Ships (the “AFS Convention”) , which was adopted by the IMO on October 5, 2001 and went into effect on September 17, 2008, prohibits the use of certain harmful substances, known as organotins, in anti-fouling paints used on vessels. Effective November 21, 2012, vessels registered under the U.S. flag must comply with the AFS Convention. The AFS Convention bans the application or use of tributyltin (an anti-fouling agent used on the hulls of vessels to prevent the growth of marine organisms), calls for its removal from existing anti-fouling systems and establishes a detailed and science-based mechanism to consider future restrictions of harmful substances in anti-fouling systems. The AFS Convention generally applies to vessels of 400 or more gross tons that are engaged in international voyages (excluding fixed or floating platforms, floating storage units (FSUs) and floating production, storage and offloading units (FPSOs)). Vessels subject to the AFS Convention must demonstrate compliance with the AFS through possession of an International Anti-fouling System (“IAFS”) Certificate. For U.S.-flag vessels subject to the AFS Convention, the USCG or a recognized class society will verify compliance and issue the IAFS Certificate. In addition to the United States, approximately 61 countries representing approximately 80 percent of the world’s tonnage have ratified the AFS Convention.
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
In addition, new regulations addressing garbage management went into effect on January 1, 2013 pursuant to action taken by the IMO's Marine Environment Protection Committee in July 2011 after a comprehensive review of MARPOL Annex V. The new regulations impose stricter garbage management procedures and documentation requirements for all vessels and fixed and floating platforms, which will potentially have major implications for industry, as discussed below. The most significant change in the new regulations is its general approach to garbage management. Under the prior regulations, discharge of garbage into the sea was generally allowed unless specifically prohibited or limited. This concept is reversed in the new regulations, which impose a general prohibition on the discharge of all garbage unless the discharge is expressly provided for under the regulations. The new regulations allow the limited discharge of only four categories: food waste, cargo residues and certain operational wastes not harmful to the marine environment, and carcasses of animals carried as cargo. Combined with the general prohibition on the discharge of garbage outside these limited categories, the new regulations greatly reduce the amount of garbage that vessels will be able to dispose of at sea and will increase the Company's costs of disposing garbage remaining on board vessels at their port calls. The USCG published an interim rule on February 28, 2013 to implement these new requirements in the United States effective April 1, 2013.

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
With regard to the regulation of emissions of certain gases, generally referred to as greenhouse gases, international conventions and federal, state and local laws and regulations have been considered or implemented to address the effects of such emissions on the environment. At the international level, the United Nations Framework Convention on Climate Change (the “Climate Change Convention”) went into effect on March 21, 1994 and provides an international framework for countries to negotiate specific international accords or protocols to establish binding limitations on greenhouse gas emissions. Pursuant to the Kyoto Protocol to the Climate Change Convention, which was adopted in Kyoto, Japan in December 1997 and went into effect on February 6, 2005 (the "Kyoto Protocol"), countries that are parties to the Climate Change Convention are required to implement national programs to reduce emissions of greenhouse gases. The detailed rules for the implementation of the Kyoto Protocol were adopted in Marrakesh, Morocco in 2001 and provided for an initial commitment period of 2008 to 2012, during which its parties were committed to achieving certain emission reduction targets.
At various United Nations climate change conferences, working groups have generally sought to establish emission reduction targets for developed countries, formulate a new climate change treaty and secure an extension of the Kyoto Protocol emissions limits to the extent that such a treaty is not yet achievable. On December 8, 2012, in Doha, Qatar, the Doha Amendment to the Kyoto Protocol ("Doha Amendment") was adopted to add a second commitment period running from January 1, 2013 to December 31, 2020, during which the parties will be committed to certain reduction targets for greenhouse gas emissions. Once it is in force, the Doha Amendment will continue the Kyoto Protocol as a transitional measure and will establish a proposal for a more comprehensive international agreement for the post-2020 period to be agreed by 2015.
The IMO's second study of greenhouse gas emissions from the global shipping fleet, which was concluded in 2009, predicted that, in the absence of appropriate policies, greenhouse emissions from ships may increase by 150% to 200% by 2050 due to expected growth in international seaborne trade. The IMO has announced its intention to develop limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits.
The European Union (“EU”) had indicated its intention to propose an expansion of the existing EU emissions trading scheme to include emissions of greenhouse gases from vessels, particularly if no international maritime emissions reduction targets were agreed to through the IMO or the Climate Change Convention by the end of 2011.  In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the EU's greenhouse gas reduction commitment.  In June 2013, the European Commission proposed legislation and established a strategy for progressively integrating maritime emissions into the EU’s policy for reducing domestic greenhouse emissions.  The proposed legislation, which would establish, as an initial step, an EU system for monitoring, reporting and verifying emissions from large ships calling at EU ports that would apply beginning on January 1, 2018, is currently subject to approval by the European Parliament and the EU Council.
In the United States, pursuant to an April 2007 decision of the U.S. Supreme Court, the EPA was required to consider whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the CAA. In October 2007, the California Attorney General and a coalition of environmental groups petitioned the EPA to regulate greenhouse gas emissions from oceangoing vessels under the CAA. On January 1, 2009, the EPA began, for the first time, to require large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions. On December 1, 2009, the EPA issued an “endangerment finding” regarding greenhouse gases under the CAA. While this finding in itself does not impose any requirements on industry or other entities, the EPA is in the process of promulgating regulations of greenhouse gas emissions. To date, the regulations proposed and enacted by the EPA have not involved oceangoing vessels.
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
The Company manages exposure to losses from the above-described laws through its efforts to use only well-maintained, well-managed and well-equipped facilities and vessels and its development of safety and environmental programs, including a maritime compliance program and its insurance program. The Company believes it will be able to accommodate reasonably foreseeable environmental regulatory changes subject to the comments above. There can be no assurance, however, that any future regulations or requirements or that any discharge or emission of pollutants by the Company will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows.
Security
Heightened awareness of security needs brought about by the events of September 11, 2001 has caused the USCG, the IMO, states and local ports to adopt heightened security procedures relating to ports and vessels.
Specifically, on November 25, 2002, the Maritime Transportation Security Act of 2002 (“MTSA”) was signed into law. To implement certain portions of MTSA, in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, the IMO adopted amendments to the SOLAS, known as the International Ship and Port Facilities Security Code (the “ISPS Code”), creating a new chapter dealing specifically with maritime security. The new chapter came into effect in July 2004 and imposes various detailed security obligations on vessels and port authorities. Among the various requirements under MTSA and/or the ISPS Code are:

•	onboard installation of automatic information systems to enhance vessel-to-vessel and vessel-to-shore communications;

•	onboard installation of ship security alert systems;

•	the development of vessel and facility security plans;

•	the implementation of a Transportation Worker Identification Credential program; and

•	compliance with flag state security certification requirements.
The USCG regulations, which are intended to align with international maritime security standards, generally deem foreign-flag vessels to be in compliance with MTSA vessel security measures provided such vessels have onboard a valid International Ship Security Certificate that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code. However, U.S.-flag vessels that are engaged in international trade must comply with all of the security measures required by MTSA, as well as SOLAS and the ISPS Code.
We believe that the Company has implemented the various security measures required by the MTSA, SOLAS and the ISPS Code in light of the new requirements. Specifically, the Company has implemented security plans and procedures for each of its U.S.-flag vessels and its terminal operation in Sauget, Illinois pursuant to rules implementing the MTSA that have been issued by the USCG. The Company’s U.S.-flag vessels subject to the requirements of the ISPS Code and its foreign-flag vessels are currently in compliance with ISPS Code requirements.
The International Safety Management Code (“ISM Code”), as promulgated by the IMO, provides international standards for the safe management and operation of ships and for the prevention of marine pollution from ships. The United States is bound to enforce the ISM Code for all U.S.-flag vessels and those foreign-flag vessels that call at U.S. ports. All of the Company’s vessels that are 500 or more gross tons are required to be certified under the standards set forth in the ISM Code’s safety and pollution protocols. The Company also voluntarily complies with these protocols for some vessels that are under the mandatory 500-gross tons threshold. Under the ISM Code, vessel operators are required to develop an extensive safety management system (“SMS”) that includes, among other things, the adoption of a written system of safety and environmental protection policies setting forth instructions and procedures for operating their vessels subject to the ISM Code, and describing procedures for responding to emergencies. The Company has developed such a safety management system. These SMS policies apply to both the vessel and shore-side personnel and are vessel specific. The ISM Code also requires a Document of Compliance (“DOC”) to be obtained for the vessel manager and a Safety Management Certificate (“SMC”) to be obtained for each vessel subject to the ISM Code that it operates or manages. Vessels and companies subject to the ISM Code are inspected regularly to ensure that the SMS is in place and effective. Upon successful inspection and verification of an effective SMS, a vessel is issued an SMC. No vessel can obtain such an SMC unless its operator or manager has been issued a DOC by the administration of that vessel's flag state or as otherwise permitted under SOLAS. The Company has obtained DOCs for its shore side offices that have responsibility for vessel management and SMCs for each of the vessels that such offices operate or manage. These DOCs and SMCs must be verified or renewed periodically (annually or less frequently, depending on the type of document) in accordance with the ISM Code.
IMO regulations also require owners and operators of vessels to adopt Shipboard Oil Pollution Emergency Plans (SOPEPs"). Periodic training and drills for response personnel and for vessels and their crews are required. To the extent that Company vessels carry noxious liquid substances, the Company has adopted Shipboard Marine Pollution Emergency Plans ("SMPEPs"), which cover potential releases not only of oil but also of any noxious liquid substances. A SMPEP under Regulation 17 of Annex II of MARPOL requires all vessels of 150 or more gross tons transporting noxious liquid substances in bulk to carry on board an approved marine pollution emergency plan for noxious liquid substances.

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
Employees
As of December 31, 2013, the Company employed 4,653 individuals directly and indirectly through crewing or manning agreements. Substantially all indirect employees support Offshore Marine Services’ vessel operations.
As of December 31, 2013, Offshore Marine Services employed 934 seafarers in the North Sea and Brazil, some of whom were members of a union under the terms of an ongoing agreement. In the United States, a total of 453 employees in Inland River Services and Shipping Services were unionized under collective bargaining agreements that expire at varying times through September 30, 2017.
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
Difficult economic conditions could materially adversely affect the Company. The success of the Company’s business is both directly and indirectly dependent upon conditions in the global financial markets and economic conditions throughout the world that are outside its control and difficult to predict. Continued uncertainty about global economic conditions may lead businesses to postpone spending in response to tighter credit and reductions in income or asset values. These factors may also adversely affect the Company’s liquidity and financial condition and the liquidity and financial condition of the Company’s customers. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) can have a material negative impact on the Company’s business and investments, which could reduce its revenues and profitability. Although the Company has some ongoing exposure to credit risks on its accounts receivable balances, these risks are heightened during periods when economic conditions worsen. The Company has procedures that are designed to monitor and limit exposure to credit risk on its receivables; however, there can be no assurance that such procedures will effectively limit its credit risk and avoid losses that could have a material adverse effect on the Company’s financial position and its results of operations. Unstable economic conditions may also increase the volatility of the Company’s stock price.
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
A prolonged material downturn in oil and natural gas prices is likely to cause a substantial decline in expenditures for exploration, development and production activity, which would result in a decline in demand and lower rates for the Company’s offshore energy support services and petroleum product transportation services. Moreover, for the year ended December 31, 2013, approximately 48% of Offshore Marine Services’ operating revenues were earned in the U.S. Gulf of Mexico and are therefore dependent on levels of activity in that region, which may differ from levels of activity in other regions of the world.
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
These types of significant transactions may present significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed, potential loss of significant revenue and income streams, unexpected expenses, inadequate return of capital, potential acceleration of taxes currently deferred, regulatory or compliance issues, the triggering of certain covenants in the Company’s debt instruments (including accelerated repayment) and other unidentified issues not discovered in due diligence. As a result of the risks inherent in such transactions, the Company cannot guarantee that any such transaction will ultimately result in the realization of the anticipated benefits of the transaction or that significant transactions will not have a material adverse impact on the Company’s financial condition or its results of operations. If the Company were to complete such an acquisition, disposition, investment or other strategic transaction, it may require additional debt or equity financing that could result in a significant increase in its amount of debt or the number of outstanding shares of its Common Stock.
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
The Company engages in hedging activities which expose it to risks. The Company for corporate purposes and also as part of its trading activities, may use futures and swaps to hedge risks, such as escalation in fuel costs, the cost of agricultural materials, movements in foreign exchange rates and interest rates. The Company may also purchase inventory in larger than usual levels to lock in costs when it believes there may be large increases in the price of raw materials or other materials used in its businesses. Such purchases expose the Company to risks of meeting margin calls and drawing on its capital, counterparty risk due to failure of an exchange or institution with which it has done a swap, incurring higher costs than competitors or similar businesses that do not engage in such strategies, and losses on its investment portfolio. Such strategies can also cause earnings to be volatile.
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

•
the possibility that a drilling moratorium may be imposed in the event of another significant drilling rig accident or oil spill similar to the drilling moratorium imposed by the U.S. Department of the Interior that directed lessees and operators to cease drilling all new deepwater wells on federal leases in the U.S. Gulf of Mexico;

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
Negative publicity may adversely impact the Company. Media coverage and public statements that insinuate improper actions by the Company, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on the Company’s reputation and the morale of its employees, which could adversely affect the Company’s financial position, results of operations or cash flows.
Increased domestic and international laws and regulations may adversely impact the Company. Changes in laws or regulations regarding offshore oil and gas exploration and development activities and technical and operational measures, including those imposed in the aftermath of the Deepwater Horizon/BP Macondo Well Incident, may increase the Company's costs and the costs of its customers' operations and may influence decisions by customers or other industry participants that could reduce the demand for the Company’s services, which would have a negative impact on the Company’s Offshore Marine Services segment.
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
Unstable political, military and economic conditions in foreign countries where a significant proportion of Offshore Marine Services’ operations are conducted could adversely impact the Company’s business. During the year ended December 31, 2013, approximately 52% of Offshore Marine Services’ operating revenues resulted from its foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist attacks, piracy, kidnapping, nationalization of assets, currency restrictions, import or export quotas and other forms of public and government regulation, all of which are beyond the Company’s control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and gas industry and, correspondingly, on the Company should Offshore Marine Services operate vessels in a country subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupts its operations.
Offshore Marine Services, Inland River Services and Shipping Services rely on several customers for a significant share of their revenues, the loss of any of which could adversely affect each of their businesses and operating results. The portion of Offshore Marine Services’, Inland River Services and Shipping Services’ revenues attributable to any single customer may change over time, depending on the level of relevant activity by any such customer, the segment’s ability to meet the customer’s needs and other factors, many of which are beyond the Company’s control. The loss of any large customer or several mid-size customers could have a material and adverse effect on such segment’s or the Company’s financial position or its results of operations.
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
The improved economics of producing natural gas and oil from shale may result in a decrease in offshore oil and gas drilling that could adversely affect the Company.  The rise in production of natural gas and oil, particularly from onshore shale, as a result of improved drilling efficiencies that are lowering the costs of extraction, may result in a reduction of capital invested in offshore oil and gas exploration.  Because Offshore Marine Services provides vessels servicing offshore oil and gas exploration, a significant reduction in investments in offshore exploration and development would have a material adverse effect on the Company's operations and financial position.
The Company may be unable to maintain or replace its offshore support vessels as they age. As of December 31, 2013, the average age of the Company’s Offshore Marine Services’ vessels, excluding its standby safety and wind farm utility vessels, was approximately twelve years. The Company believes that after an offshore support vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. The Company may be unable to carry out drydockings of its vessels or may be limited by insufficient shipyard capacity, which could adversely affect its ability to maintain its vessels. In addition, market conditions may not justify these expenditures or enable the Company to operate its older vessels profitably during the remainder of their economic lives. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels.
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

If the Company does not restrict the amount of foreign ownership of its Common Stock, it could be prohibited from operating offshore support vessels, inland river vessels and barges and tankers in the United States, which would adversely impact its business and operating results. The Company is subject to the Jones Act, which governs, among other things, the ownership and operation of offshore support vessels, tankers and barges used to carry cargo between U.S. ports. Subject to limited exceptions, the Jones Act requires that vessels engaged in the U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. Although SEACOR’s Restated Certificate of Incorporation and by-laws contain provisions intended to assure compliance with these provisions of the Jones Act, a failure to maintain compliance would adversely affect the Company’s financial position and its results of operations and the Company would be prohibited from operating vessels in the U.S. coastwise trade during any period in which the Company does not comply or cannot demonstrate to the satisfaction of the relevant governmental authorities the Company’s compliance with the Jones Act. In addition, the Company could be subject to fines and its vessels could be subject to seizure and forfeiture for violations of the Jones Act and the related U.S. vessel documentation laws.
Repeal, Amendment, Suspension or Non-Enforcement of the Jones Act would result in additional competition for Offshore Marine Services, Shipping Services and Inland River Services and could have a material adverse effect on the Company’s business. A substantial portion of the operations of Offshore Marine Services, Shipping Services and Inland River Services are conducted in the U.S. coastwise trade. Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. There have been attempts to repeal or amend such provisions, and such attempts are expected to continue in the future. Repeal, substantial amendment or waiver of such provisions would result in additional competition from vessels built in lower-cost foreign shipyards, owned and manned by foreign nationals with promotional foreign tax incentives and with lower wages and benefits than U.S. citizens, which could have a material adverse effect on the Company’s business, financial position and its results of operations. In addition, the Company’s advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of maritime cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels. Because foreign vessels may have lower construction costs and operate at significantly lower costs than companies operating in the U.S. coastwise trade, such a change could significantly increase competition in the U.S. coastwise trade, which could have a material adverse effect on our business, results of operations and financial condition.
The Company's investment in Jones Act product carriers could be negatively impacted if the current rules restricting export of crude oil are changed, or if the Jones Act is suspended or repealed, or if the price of natural gas increase to levels that reduce the competitiveness of US refineries. The investment in Jones Act product carriers could also be improvident if all existing tankers and tank barges are replaced with additional newly built equipment when they come to the end of their economic life. The Company has also committed to a significant investment in VLGC's for use in the foreign Liquefied Petroleum Gas ("LPG") trade.  If the expected rise in production of LPG in the U.S. does not occur, or if most of the production of LPG is consumed domestically in petrochemical plants, or if the price of propane and butane increases to levels that lower demand, this investment may prove unprofitable. The investment could also be unprofitable due to excessive ordering of VLGC’s.
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
SEACOR’s certificate of incorporation limits the ownership of Common Stock by individuals and entities that are not U.S. citizens within the meaning of the Jones Act. These restrictions may affect the liquidity of SEACOR’s Common Stock and may result in non-U.S. citizens being required to sell their shares at a loss or relinquish their voting, dividend and distribution rights. Under the Jones Act, at least 75% of the outstanding shares of each class or series of SEACOR’s capital stock must be owned and controlled by U.S. citizens within the meaning of the Jones Act. Certain provisions of SEACOR’s certificate of incorporation are intended to facilitate compliance with this requirement and may have an adverse effect on holders of shares of the Common Stock. In addition, the 2.5% Convertible Senior Notes due 2027 and the 3.0% Convertible Notes due 2028 issued by the Company have controls in place that are designed to ensure compliance with the Jones Act.

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
So that the Company may ensure its compliance with the Jones Act, its Restated Certificate of Incorporation permits it to require that owners of any shares of its capital stock provide confirmation of their citizenship. In the event that a person does not submit such documentation to the Company, its Restated Certificate of Incorporation provides the Company with certain remedies, including the suspension of the payment of dividends and distributions with respect to those shares and deposit of any such dividends and distributions into an escrow account. As a result of non-compliance with these provisions, an owner of the shares of the Company’s Common Stock may lose significant rights associated with those shares.
In addition to the risks described above, the foregoing foreign ownership restrictions could delay, defer or prevent a transaction or change in control that might involve a premium price for the Company’s Common Stock or otherwise be in the best interest of the Company’s stockholders.
If non-U.S. citizens own more than 22.5% of SEACOR’s Common Stock, the Company may not have the funds or the ability to redeem any excess shares and it could be forced to suspend its operations in the U.S. coastwise trade. SEACOR’s Restated Certificate of Incorporation contains provisions prohibiting ownership of its Common Stock by non-U.S. citizens, in the aggregate, in excess of 22.5% of such shares. In addition, the Restated Certificate of Incorporation permits the Company to redeem such excess shares. The per share redemption price may be paid, as determined by the Company’s Board of Directors, by cash or promissory notes. However, the Company may not be able to redeem such excess shares for cash because its operations may not have generated sufficient excess cash flow to fund such redemption. If, for any reason, the Company is unable to effect such a redemption when such ownership of shares by non-U.S. citizens is in excess of 25.0% of the Common Stock, or otherwise prevent non-U.S. citizens in the aggregate from owning shares in excess of 25.0% of any such class or series of the Company’s capital stock, or fail to exercise its redemption rights because it is unaware that such ownership exceeds such percentage, the Company will likely be unable to comply with the Jones Act and will likely be required by the applicable governmental authorities to suspend its operations in the U.S. coastwise trade. Any such actions by governmental authorities would have a severely detrimental impact on the Company’s financial position, results of operations and cash flows.
The Outer Continental Shelf Lands Act, as amended, provides the federal government with broad discretion in regulating the leasing of offshore resources for the production of oil and gas. Because Offshore Marine Services’ operations rely on offshore oil and gas exploration and production, the government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act to restrict the availability of offshore oil and gas leases could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
Operational risks could disrupt operations and expose the Company to liability. The operation of offshore support vessels, tankers, roll-on/roll-off vessels, inland river towboats, tugs and barges is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure and collision. Additional risks to vessels include adverse sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company’s personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages, including loss of revenues from or termination of charter contracts, higher insurance rates, increased operating costs, increased governmental regulation and reporting and damage to the Company’s reputation and customer relationships. In addition, the affected vessels could be removed from service and would then not be available to generate revenues.
Revenues from Shipping Services could be adversely affected by a decline in demand for domestic refined petroleum products, crude oil or chemical products, or a change in existing methods of delivery. A reduction in domestic consumption of refined petroleum products, crude oil or chemical products, the development of alternative methods of delivery of refined petroleum products or crude oil, or a reduction in domestic refining capacity could reduce demand for the Company’s services.
Construction of additional refined petroleum product, natural gas or crude oil pipelines could have a material adverse effect on Shipping Services’ revenues. Long-haul transportation of refined petroleum products, crude oil and natural gas is generally less costly by pipeline than by tanker. Existing pipeline systems are either insufficient to meet demand in, or do not reach, all of the markets served by Shipping Services’ tankers. The construction and operation of new pipeline segments to the Florida market could have a material and adverse effect on Shipping Services’ business.
The Company is subject to complex laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business. Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the manning, construction and operation of vessels significantly affect the Company’s operations. Many aspects of the marine industry are subject to extensive governmental regulation by the USCG, Occupational Safety and Health Administration (“OSHA”), NTSB, EPA, IMO, the U.S. Department of Homeland Security, the U.S. Maritime Administration, and the CBP, and to regulation by port states and class society organizations, such as the American Bureau of Shipping, as well as to international regulations from international treaties, such as the International Convention for the Safety of Life at Sea administered by port states and class societies. The USCG, OSHA and NTSB set safety standards and are authorized to investigate marine casualties and recommend improved safety standards. The CBP and USCG are authorized to inspect vessels at will.
The Company’s business and operations are also subject to federal, state, local and international laws and regulations that control the discharge of oil and hazardous materials into the environment or otherwise relate to environmental protection and occupational safety and health. Compliance with such laws and regulations may require installation of costly equipment or operational changes, and the phase-out of certain product tankers. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of the Company’s operations. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject the Company to liability without regard to whether it was negligent or at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the removal costs and damages resulting from the discharge of oil within the 200 mile exclusive economic zone around the United States. In addition, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource and other damages under other federal and state laws and civil actions. These laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, including charterers. Moreover, these laws and regulations could change in ways that substantially increase the Company’s costs. The Company cannot be certain that existing laws, regulations or standards, as currently interpreted or reinterpreted in the future, or future laws and regulations will not have a material adverse effect on its business, results of operations and financial condition. Regulation of the shipping industry will likely continue to become more stringent and more expensive for the Company. In addition, a serious marine incident occurring in U.S. waters that results in significant oil pollution could result in additional regulation. Additional environmental and other requirements, as well as more stringent enforcement policies, may be adopted that could limit the Company’s ability to operate, require the Company to incur substantial additional costs or otherwise have a material adverse effect on the Company’s business, results of operations or financial condition. For more information, see Item 1. “Government Regulation - Environmental Compliance.”
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
The aging infrastructure on the U.S. Inland River Waterways may lead to increased costs and disruptions in Inland River Services’ operations. Many of the locks and dams on the U.S. Inland River Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance outages. Delays caused by malfunctioning locks and dams could increase Inland River Services’ operating costs and delay the delivery of cargoes. Moreover, in the future, increased diesel fuel user taxes could be imposed to fund necessary infrastructure improvements, and such increases may not be recoverable by Inland River Services through pricing increases. The foregoing risks could also make inland barge transport less competitive than rail.
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
The failure to successfully complete construction or conversion of the Company’s vessels, repairs, maintenance or routine drydockings on schedule and on budget could adversely affect the Company’s financial position and its results of operations. From time to time, the Company may have a number of vessels under conversion and may plan to construct or convert other vessels in response to current and future market conditions. The Company also routinely engages shipyards to drydock vessels for regulatory compliance and to provide repair and maintenance. Construction and conversion projects and drydockings are subject to risks of delay and cost overruns, resulting from shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. A significant delay in either construction or drydockings could have a material adverse effect on contract commitments and revenues with respect to vessels under construction, conversion or undergoing drydockings. Significant cost overruns or delays for vessels under construction, conversion or retrofit could also adversely affect the Company’s financial position, results of operations and cash flows.
A violation of the Foreign Corrupt Practices Act may adversely affect the Company’s business and operations. In order to effectively compete in certain foreign jurisdictions, the Company seeks to establish joint ventures with local operators or strategic partners. As a U.S. corporation, the Company is subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. The Company has adopted stringent procedures to enforce compliance with the FCPA, but it may be held liable for actions taken by its strategic or local partners even though these partners may not be subject to the FCPA. Any determination that the Company has violated the FCPA could have a material adverse effect on its business, financial position, results of operations and cash flows.
An outbreak of any contagious disease, such as H1N1 Flu, may adversely affect the Company’s business and operations. The outbreak of diseases, such as H1N1 Flu, commonly referred to as Swine Flu, has curtailed and may curtail travel to and from certain countries, or geographic regions. Restrictions on travel to and from these countries or other regions due to additional incidences for diseases, such as Swine Flu, could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
There are risks associated with climate change and environmental regulations. Governments around the world have, in recent years, placed increasing attention on matters affecting the environment and this could lead to new laws or regulations pertaining to climate change, carbon emissions or energy use that in turn could result in a reduction in demand for hydrocarbon-based fuel. Governments could also pass laws or regulations encouraging or mandating the use of alternative energy sources such as wind power and solar energy, which may reduce demand for oil and natural gas and therefore the services provided by the Company. In addition, new environmental or emissions control laws or regulations may require an increase in the Company's operating costs and/or in the Company's capital spending for additional equipment to comply with such requirements and could also result in a reduction in revenues due to downtime required for the installation of such equipment. Such initiatives could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
The Company's business and stock price may be adversely affected if its internal control over financial reporting is not effective. Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, the Company is required to document and test its internal control over financial reporting; management is required to assess and issue a report concerning the Company's internal control over financial reporting; and the Company's independent registered public accounting firm is required to attest on the effectiveness of the Company's internal control over financial reporting. The Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Management’s assessment of the Company's internal control over financial reporting as of December 31, 2013, identified a material weakness related to the application and monitoring of the accounting for income taxes as it did not have controls in place to provide effective oversight of work performed by, and the accuracy of financial information provided by third party tax advisors for significant transactions. As described in "Item 9A Controls and Procedures - Management’s Report on Internal Control Over Financial Reporting," the Company is taking steps to remediate the material weakness. The existence of a material weakness could result in errors in the Company's financial statements that could result in a restatement of financial statements, which could cause the Company to fail to meet its reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of the Company's common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Offshore support vessels, inland river towboats and barges, tankers, harbor and offshore towboats, RORO vessels, terminals and manufacturing and servicing facilities are the principal physical properties owned by the Company and are more fully described in "Offshore Marine Services," "Inland River Services," "Shipping Services" and "Illinois Corn Processing" in "Item 1. Business."

ITEM 3.	LEGAL PROCEEDINGS
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by ORM, a subsidiary of the Company prior to the ORM Transaction, during the Deepwater Horizon oil spill response and clean-up in the U.S Gulf of Mexico. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig "Deepwater Horizon", MDL No. 2179 filed in the U.S. District Court for the Eastern District of Louisiana ("MDL"). The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action and pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL, discussed further below. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
On December 15, 2010, ORM and NRC, subsidiaries of the Company prior to the ORM Transaction and SES Business Transaction (see Note 1), respectively, were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Subsequent to the filing of the referenced master complaint, ten additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. By court order, all of these additional individuals cases have been stayed until further notice. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 13, 2011, the Company was named as a defendant in Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), an action in which plaintiff, a former employee, alleges sustaining personal injuries in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case is subject to the MDL Court’s stay of individual proceedings, the employee moved to sever his case from the MDL on July 16, 2012, which the Court denied on March 5, 2013. The employee filed a motion asking the Court to reconsider, which was denied on May 3, 2013, and the employee filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) on May 22, 2013. On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction, which was granted on August 16, 2013. The same company employee has also brought a claim in the M/V Seacor Vanguard vessel’s limitation action in the MDL which relates to any actions that may have been taken by vessels owned by the Company to extinguish the fire. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.)., which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., and M-I L.L.C. also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC have asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. Transcoean's limitation, and thus the remainder of the aforementioned cross-claims, remains pending. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the plaintiffs by exposing them to dispersants during the course and scope of their employment. The case was removed to the U.S. District Court for the Northern District of Florida on January 13, 2013, Abney et al. v. Plant Performance Services, LLC et la., No. 3:13-CV-00024 (N.D. Fla.), and on January 16, 2013, the United States Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order (“CTO”) transferring the case to the MDL, subject to any timely-filed notice of objection from the plaintiffs. Upon receipt of a notice of objection from the plaintiffs, a briefing schedule was set by the JPML, and so a stay of proceedings and suspension of deadlines was sought and obtained by the Court in the U.S. District Court for the Northern District of Florida. Following briefing before the JPML, the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response.  A CTO was issued by the JPML on May 2, 2013, no objection was filed by the plaintiffs, and the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on May 10, 2013.  By court order, both of these matters have been stayed until further notice. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company ("BP America") (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP. The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012. A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages Class Action Settlement ("E&P Settlement") on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement ("Medical Settlement") on January 11, 2013. Both class action settlements were appealed to the Fifth Circuit. Following briefing and remand to the MDL court concerning a specific issue, the Medical Settlement appellants moved to voluntarily dismiss their appeals, which the Fifth Circuit granted on December 4, 2013. The Fifth Circuit affirmed the MDL Court's decision concerning the E&P Settlement on January 10, 2014. Although neither the Company, ORM, or NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, barring any further appeal, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the Company and ORM's potential exposure, if any, from some of the pending actions described above, and continues to evaluate the settlements' impacts on these cases.
On January 29, 2013, HEPACO, LLC ("HEPACO"), served a demand for arbitration upon ORM, in which HEPACO claims that ORM owes HEPACO an additional fee of $20,291,178.92 under the parties' Management Services Agreement (“MSA”), dated June 1, 2010.  According to HEPACO, the MSA requires ORM to pay HEPACO an additional fee of 30% of total charges paid under the MSA ("Surcharge") to compensate HEPACO for U.S. Longshoremen's and Harbor Workers' insurance or Jones Act insurance and related risks attendant to the work when a contract requires labor to be performed over, adjoining and/or in water. ORM denies liability for the Surcharge, intends to vigorously defend against the claim, and has sought indemnity for any resulting judgment and related attorneys' fees from BP America and BP Exploration. ORM has advised BP that, pursuant to the Bridge Agreement HOU-WL4-3066 between BP and ORM, effective as of June 1, 2010, under which ORM managed and oversaw, for BP, subcontractors, such as HEPACO, in connection with on-shore services related to the BP Deepwater Horizon oil spill, BP ultimately is responsible for the payment of the Surcharge should HEPACO be determined to be entitled to recover it under the MSA.
ORM is defending against three collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon oil spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”).  These cases - Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”); Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”); and Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”) - were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors.  The Prejean, Himmerite and Singleton Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the overall MDL, in which the Himmerite and Singleton Actions were stayed pursuant to procedures of the MDL.  However, all three cases were severed from the MDL on September 19, 2013, and referred to a Magistrate Judge for pretrial case management, including issuing a scheduling order, overseeing discovery, and any other preliminary matters.  On October 31, 2013, ORM filed an answer in both the Himmerite and Singleton Actions.  In the Himmerite and Singleton Actions, pursuant to an earlier tolling order entered by the Court, the limitations periods for potential plaintiffs to opt-in to those actions have been tolled pending further action by the Court.  In the Prejean Action, ORM has answered the complaint and a scheduling order has been issued. On November 6, 2013, the Court conditionally certified a collective class in the Prejean Action.  On December 9, 2013 the Court approved a jointly-submitted form notice and authorized the issuance of notice to all members of the conditionally certified class in the Prejean Action. On December 20, 2013, ORM served plaintiffs’ counsel with a list containing information for approximately 330 potential class members in the Prejean Action. Pursuant to the schedule entered by the Court, potential class members have until February 28, 2014 to opt into the class by submitting consent forms to their attorneys. Plaintiffs’ counsel has until March 10, 2014 to file all executed consent forms with the Court. Although the Court has conditionally certified the Prejean class, the Court has not made a final ruling on whether a class exists. The Company intends to vigorously defend its position that a class should not be certified, and intends on filing a motion to decertify the Prejean class. The Court has also not yet ruled on any of the merits of Plaintiffs’ claims. On February 11, 2014, the parties in the Singleton Action reached a full and final settlement agreement with respect to all of the Plaintiff’s individual claims, which is pending final execution by certain parties.  Once executed, the settlement agreement will be filed with the Court for approval. The Company is unable to estimate the potential exposure, if any, resulting from any of these DPH FLSA Actions, but believes they are without merit and will continue to vigorously defend against them.

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
In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Officers of SEACOR serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of SEACOR as of December 31, 2013 were as follows:

Name	Age	Position
Charles Fabrikant	69
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

Oivind Lorentzen	63
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

Dick Fagerstal	53
Senior Vice President, Corporate Development and Finance of SEACOR since February 2003. Mr. Fagerstal served as Treasurer from May 2000 to November 2008. From August 1997 to February 2003, he served as Vice President of Finance. In addition, Mr. Fagerstal is an officer and director of certain SEACOR subsidiaries.

Paul Robinson	46
Senior Vice President, General Counsel and Corporate Secretary of SEACOR since November 2007. From 1999 through June 2007, Mr. Robinson held various positions at Comverse Technology, Inc., including Chief Operating Officer, Executive Vice President, General Counsel and Corporate Secretary. In addition, Mr. Robinson is an officer and director of certain SEACOR subsidiaries.

Richard Ryan	59
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

Matthew Cenac	48
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

	HIGH	LOW
Fiscal Year Ending December 31, 2014:
First Quarter (through February 26, 2014)	$92.42	$81.22
Fiscal Year Ending December 31, 2013:
First Quarter	$91.38	$67.76
Second Quarter	$84.21	$69.78
Third Quarter	$92.62	$82.25
Fourth Quarter	$99.00	$89.19
Fiscal Year Ending December 31, 2012:
First Quarter	$100.00	$85.88
Second Quarter	$96.65	$79.78
Third Quarter	$93.50	$82.78
Fourth Quarter	$91.30	$81.90
As of February 26, 2014, there were 230 holders of record of Common Stock.
On December 7, 2012, SEACOR’s Board of Directors declared a Special Cash Dividend of $5.00 per common share payable to shareholders of record on December 17, 2012, which was paid on or about December 26, 2012. Any payment of future dividends will be at the discretion of SEACOR’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and contractual restrictions, including the provisions of the Company’s other then-existing indebtedness. The payment of future cash dividends, if any, would be made only from assets legally available.

Performance Graph
Set forth in the graph below is a comparison of the cumulative total return that a hypothetical investor would have earned assuming the investment of $100 over the five-year period commencing on December 31, 2008 in (i) the Common Stock of the Company, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the Simmons Offshore Transportation Services Index, an index of oil service companies published by Simmons and Company International Limited (the “Simmons Peer Index”).

	December 31,
	2008	2009	2010	2011	2012	2013
Company(1)	100	114	174	154	153	215
S&P 500(1)	100	126	146	149	172	228
Simmons Peer Index(2)	100	140	163	153	161	207

 ______________________

(1)	Assumes the reinvestment of dividends.

(2)
Simmons Peer Index is calculated as a simple average percentage in share prices and includes the following companies: Bourbon S.A., Bristow Group Inc., PHI Inc., Tidewater Inc., GulfMark Offshore, Inc., Kirby Corporation, Hornbeck Offshore Services, Inc., Solstad Offshore ASA, Farstad Shipping ASA, DOF ASA, Dockwise Ltd., and SEACOR Holdings Inc.

Issuer Repurchases of Equity Securities
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the year ended December 31, 2013, the Company acquired no shares of Common Stock for treasury. During the years ended December 31, 2012 and 2011, the Company acquired for treasury 1,377,798 and 843,400 shares of Common Stock, respectively, for an aggregate purchase price of $119.6 million and $71.3 million, respectively. As of December 31, 2013, SEACOR had authorization to repurchase $100.0 million of Common Stock.
This following table provides information with respect to purchases by the Company of shares of its Common Stock during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)
10/01/13 – 10/31/13	—	$—	—	$100,000,000
11/01/13 – 11/30/13	—	$—	—	$100,000,000
12/01/13 – 12/31/13	—	$—	—	$100,000,000

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
Operating Revenues:
Offshore Marine Services	$567,263	$519,817	$376,788	$515,856	$562,291
Inland River Services	215,613	226,561	187,657	161,697	155,098
Shipping Services	194,184	180,036	161,307	147,632	156,708
Illinois Corn Processing	193,682	188,650	—	—	—
Other(1)	79,532	195,731	306,867	350,716	240,547
Eliminations and Corporate	(3,002)	(2,498)	(122)	(2,399)	(5,003)
	$1,247,272	$1,308,297	$1,032,497	$1,173,502	$1,109,641
Operating Income	$100,042	56,405	$67,138	$243,099	$195,131
Other Income (Expenses):
Net interest expense	$(27,125)	(20,531)	$(26,880)	$(35,036)	$(54,791)
Other(2)	(5,285)	18,698	(36,489)	2,331	32,573
	$(32,410)	$(1,833)	$(63,369)	$(32,705)	$(22,218)
Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$47,195	$25,383	$9,273	$141,962	$117,978
Discontinued operations	(10,225)	35,832	31,783	102,762	25,832
	$36,970	$61,215	$41,056	$244,724	$143,810
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$2.37	$1.24	$0.44	$6.63	$5.91
Discontinued operations	(0.51)	1.76	1.50	4.80	1.30
	$1.86	$3.00	$1.94	$11.43	$7.21
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$2.32	$1.22	$0.43	$6.52	$5.47
Discontinued operations	(0.50)	1.73	1.48	4.73	1.10
	$1.82	$2.95	$1.91	$11.25	$6.57
Statement of Cash Flows Data – provided by (used in):
Operating activities:
Continuing operations	$185,026	$81,487	$114,628	$217,348	$226,833
Discontinued operations	24,298	189,216	21,305	181,467	66,603
Investing activities:
Continuing operations	(130,768)	(138,629)	(174,810)	157,669	(31,398)
Discontinued operations	(8,502)	(7,665)	(157,146)	(138,441)	(70,302)
Financing activities:
Continuing operations	222,574	(247,528)	(25,277)	(544,681)	(5,926)
Discontinued operations	(14,017)	(12,919)	246,260	38,170	(401)
Effects of exchange rate changes on cash and cash equivalents:
Continuing operations	477	2,087	1,517	(6,314)	2,169
Discontinued operations	143	673	442	(1,696)	(1,298)
Capital expenditures of continuing operations	(195,901)	(239,350)	(165,264)	(112,629)	(82,407)
Balance Sheet Data (at period end):
Cash and cash equivalents, restricted cash, marketable securities and Title XI and construction reserve funds	$825,641	$493,786	$729,635	$838,508	$842,944
Total assets	3,116,233	3,700,794	3,928,134	3,760,389	3,723,619
Long-term debt, less current portion	834,118	655,309	710,352	661,542	748,503
Total SEACOR Holdings Inc. stockholders’ equity	1,400,852	1,713,654	1,789,607	1,787,237	1,957,262

______________________

(1)	Other primarily includes the operations of the Company's emergency and crisis services activities prior to the ORM Transaction and its agricultural commodity trading and logistics activities.

(2)	Other principally includes gains and losses from debt extinguishment, marketable security, derivative and foreign currency transactions.

FORWARD-LOOKING STATEMENTS
Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the three years in the period ended December 31, 2013, and its financial condition as of December 31, 2013. Except for the historical information contained herein, this Annual Report on Form 10-K and other written and oral statements that the Company makes from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. Among the factors that could cause actual results to differ materially are those discussed in “Risks, Uncertainties and Other Factors That May Affect Future Results” in Item 1A of this Annual Report on Form 10-K. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes to its consolidated financial statements included in Part IV of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Company’s operations are divided into four main business segments – Offshore Marine Services, Inland River Services, Shipping Services, and Illinois Corn Processing. The Company also has activities that are referred to and described under Other that primarily includes emergency and crisis services activities, agricultural commodity trading and logistics activities, lending and leasing activities and various other investments in 50% or less owned companies.
Discontinued Operations. On January 31, 2013, the Company completed the spin-off ("Spin-off") of Era Group Inc. (“Era Group”), the company that operated SEACOR's Aviation Services business segment, by means of a dividend to SEACOR's stockholders of all the issued and outstanding common stock of Era Group. Era Group filed a Registration Statement on Form 10 with the Securities and Exchange Commission, describing the Spin-off, that was declared effective on January 14, 2013. Era Group is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol "ERA." Discontinued operations includes the historical financial position, results of operations and cash flows of Era Group as well as the operations previously reported as discontinued in prior filings of the Company's Annual Report on Form 10-K. During the year ended December 31, 2013, the Company made a determination to provide for income taxes of $10.1 million relating to the spin-off of Era Group effective as of January 31, 2013, the date of the spin-off.
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
Offshore market conditions in the U.S. Gulf of Mexico were generally much improved in 2013 compared with 2012, however operating results for Offshore Marine Services were weighed down by a sluggish market for its AHTS vessels in premium services. Market conditions in international regions were stable during 2013. Offshore Marine Services continues to closely monitor the delivery of newly built vessels, which is creating situations of oversupply in the North Sea, Asia, Middle East and West Africa regions. Margins continue to be pressured by escalating operating costs, in particular the market for qualified and experienced crew has become more competitive resulting in higher wage rates.
Over the last several years, Offshore Marine Services has disposed of its old generation equipment while taking delivery of new vessels specifically designed to meet the changing requirements of the market. Since December 31, 2005, the average age of the fleet, excluding standby safety and wind farm utility vessels, has been reduced from 16 years to 12 years as of December 31, 2013. Offshore Marine Services entered 2014 with an increased order book for new equipment and believes its diverse fleet and broad geographical distribution of vessels will assist in capitalizing on opportunities created by increased activity levels. The Company's strong financial position should enable Offshore Marine Services to purchase, mobilize or upgrade vessels to meet changing market conditions.

As of December 31, 2013, in addition to its existing fleet, Offshore Marine Services had new construction projects in progress including eleven U.S.-flag, DP-2 FSVs scheduled for delivery between the first quarter of 2014 and the first quarter of 2016; three U.S.-flag, DP-2 supply vessels scheduled for delivery between the second quarter of 2014 and the second quarter of 2015, which are to be sold to SEACOR OSV Partners I LP, a 50% or less owned company, upon delivery; and two foreign-flag wind farm utility vessels scheduled for delivery during the first half of 2014.
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

Results of Operations

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States, primarily U.S Gulf of Mexico	275,027	48	228,205	44	117,912	31
Africa, primarily West Africa	65,156	12	67,419	13	64,619	17
Middle East	51,263	9	49,804	9	46,590	13
Brazil, Mexico, Central and South America	48,676	9	51,836	10	57,659	15
Europe, primarily North Sea	101,946	18	102,611	20	74,663	20
Asia	25,195	4	19,942	4	15,345	4
	567,263	100	519,817	100	376,788	100
Costs and Expenses:
Operating:
Personnel	190,059	34	177,964	34	137,529	36
Repairs and maintenance	50,854	9	54,171	11	38,167	10
Drydocking	46,944	8	27,743	5	13,806	4
Insurance and loss reserves	16,950	3	15,654	3	12,972	3
Fuel, lubes and supplies	30,252	5	30,366	6	24,825	7
Leased-in equipment	28,956	5	21,850	4	18,114	5
Brokered vessel activity	93	—	461	—	3,262	1
Other	17,937	3	21,471	4	20,528	5
	382,045	67	349,680	67	269,203	71
Administrative and general	60,279	11	59,253	11	47,201	13
Depreciation and amortization	65,424	12	61,542	12	48,477	13
	507,748	90	470,475	90	364,881	97
Gains on Asset Dispositions	28,664	5	14,876	3	14,661	4
Operating Income	88,179	15	64,218	13	26,568	7
Other Income (Expense):
Derivative gains (losses), net	83	—	(243)	—	—	—
Foreign currency gains (losses), net	(2,209)	—	1,077	—	(3,102)	(1)
Other, net	3	—	2	—	278	—
Equity in Earnings of 50% or Less Owned Companies	13,522	2	5,214	1	9,189	3
Segment Profit	99,578	17	70,268	14	32,933	9

Operating Revenues by Type. The table below sets forth, for the years indicated, operating revenues earned by type.

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	262,303	46	215,023	41	109,005	29
Africa, primarily West Africa	61,449	11	65,544	12	59,465	16
Middle East	44,539	8	42,726	8	36,608	10
Brazil, Mexico, Central and South America	41,211	7	44,543	9	51,039	14
Europe, primarily North Sea	100,389	18	101,826	20	74,501	20
Asia	21,534	4	19,404	4	14,354	3
Total time charter	531,425	94	489,066	94	344,972	92
Bareboat charter	3,587	1	3,170	1	1,050	—
Brokered vessel activity	(2)	—	660	—	4,219	1
Other marine services	32,253	5	26,921	5	26,547	7
	567,263	100	519,817	100	376,788	100

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

	2013	2012	2011	Q4 2013	Q4 2012
Rates Per Day Worked:
Anchor handling towing supply	$26,539	$26,158	$28,874	$26,773	$25,059
Crew	8,108	7,350	6,712	8,627	7,231
Mini-supply	7,814	7,551	7,670	7,805	7,664
Standby safety	9,945	9,678	9,159	10,584	10,001
Supply	16,585	16,091	14,632	16,906	16,599
Towing supply	9,548	6,202	9,368	8,744	9,573
Specialty	28,876	18,872	11,753	31,856	20,635
Overall Average Rates Per Day Worked (excluding liftboats and wind farm utility)	13,131	12,032	11,234	13,934	12,121
Liftboats	22,998	19,407	—	26,072	20,673
Overall Average Rates Per Day Worked (excluding wind farm utility)	14,370	12,816	11,234	15,355	13,306
Wind farm utility	2,303	2,702	—	2,427	2,653
Overall Average Rates Per Day Worked	11,609	10,642	11,234	12,279	11,160
Utilization:
Anchor handling towing supply	74%	65%	52%	74%	63%
Crew	88%	87%	72%	84%	91%
Mini-supply	90%	92%	80%	94%	85%
Standby safety	88%	87%	88%	88%	87%
Supply	78%	81%	73%	82%	87%
Towing supply	86%	58%	48%	84%	94%
Specialty	53%	56%	64%	81%	57%
Overall Fleet Utilization (excluding liftboats and wind farm utility)	83%	81%	72%	83%	84%
Liftboats	72%	77%	—%	73%	80%
Overall Fleet Utilization (excluding wind farm utility)	81%	81%	72%	82%	83%
Wind farm utility	90%	91%	—%	90%	88%
Overall Fleet Utilization	83%	83%	72%	84%	84%
Available Days:
Anchor handling towing supply	6,205	6,290	6,205	1,564	1,632
Crew	11,701	13,091	14,708	2,740	3,220
Mini-supply	2,298	2,562	2,795	552	644
Standby Safety	8,760	8,886	9,288	2,208	2,208
Supply	6,247	6,641	6,685	1,564	1,656
Towing supply	730	1,092	1,771	184	184
Specialty	1,327	1,151	1,265	276	329
Overall Fleet Available Days (excluding liftboats and wind farm utility)	37,268	39,713	42,717	9,088	9,873
Liftboats	6,158	4,968	—	1,380	1,656
Overall Fleet Available Days (excluding liftboats and wind farm utility)	43,426	44,681	42,717	10,468	11,529
Wind farm utility	11,616	10,897	—	2,959	2,760
Overall Fleet Available Days	55,042	55,578	42,717	13,427	14,289

2013 compared with 2012
Operating Revenues. Operating revenues were $47.4 million higher for the year ended December 31, 2013 compared with the year ended December 31, 2012. Time charter revenues were $42.4 million higher in 2013 compared with 2012. Results for 2013 included a full year’s contribution from the Company’s liftboat fleet that was acquired on March 30, 2012. During the first quarter of 2013, the liftboats contributed $20.8 million of operating revenues, of which $19.3 million was time charter revenues with an average day rate of $18,573 per day and a utilization rate of 64%.
Excluding the contribution of the wind farm utility vessels, fleet utilization was 81% in both periods and average day rates were $14,370 per day in 2013 compared with $12,816 per day in 2012, an increase of $1,554 per day, or 12%. The number of days available for charter was 43,426 in 2013 compared with 44,681 in 2012, a 1,255 day or 3% reduction.
In the U.S. Gulf of Mexico, time charter revenues were $47.3 million higher in 2013 compared with 2012, of which $19.3 million was due to the contribution of the liftboat fleet during the first quarter of 2013. Time charter revenues were $25.2 million higher due to an increase in average day rates, $12.5 million higher due to the repositioning of vessels between geographic regions, and $1.6 million higher due to net fleet additions and other changes in fleet mix. Time charter revenues were $5.8 million lower due to a decline in utilization, and $5.5 million lower due to the net effect of cold-stacking vessels, primarily two anchor handling towing supply vessels. As of December 31, 2013, the Company had no vessels cold-stacked in this region compared with two as of December 31, 2012.
In Africa, time charter revenues were $4.1 million lower in 2013 compared with 2012 primarily due to lower utilization.
In the Middle East, time charter revenues were $1.8 million higher in 2013 compared with 2012. Time charter revenues were $0.7 million higher due to improved utilization and $1.5 million higher due to increased average day rates. The repositioning of vessels between geographic regions and vessel dispositions reduced time charter revenues by $0.3 million and $0.1 million, respectively.
In Brazil, Mexico and Central and South America, time charter revenues were $3.3 million lower in 2013 compared with 2012. Time charter revenues were $4.2 million higher due to net fleet additions, $0.2 million higher due to the repositioning of vessels between geographic regions and $0.4 million higher due to increased average day rates. Lower utilization decreased time charter revenues by $8.1 million.
In Europe, excluding wind farm utility vessels, time charter revenues were $1.1 million higher in 2013 compared with 2012. Time charter revenues were $2.8 million higher due to improved average day rates. Lower utilization, vessel dispositions and unfavorable changes in currency exchange rates decreased time charter revenues by $0.1 million, $0.6 million and $1.0 million, respectively. For the wind farm utility vessels, time charter revenues were $2.5 million lower. Lower average day rates, lower utilization and unfavorable changes in currency exchange rates reduced time charter revenues for the wind farm utility vessels by $3.6 million, $0.3 million and $0.2 million, respectively. These decreases were partially offset by net fleet acquisitions, which increased time charter revenues by $1.6 million.
In Asia, time charter revenues were $2.1 million higher in 2013 compared with 2012. Time charter revenues were $0.9 million higher due to improved utilization and $3.7 million higher due to improved average day rates. Fleet dispositions reduced time charter revenues by $2.5 million.
Operating Expenses. Operating expenses were $32.4 million higher for the year ended December 31, 2013 compared with the year ended December 31, 2012, of which $16.4 million was attributable to the liftboat fleet during the first quarter of 2013.
Excluding the impact of the liftboat fleet during the first quarter of 2013, operating expenses were $16.0 million higher in 2013 compared with 2012. Personnel costs were $5.5 million higher primarily due to the recognition during 2013 of a $2.7 million charge for the Company’s share of a funding deficit arising from the March 2012 actuarial valuation of the United Kingdom Merchant Navy Officers’ Pension Fund, and increased seafarer compensation costs. Repair and maintenance expenses were $5.6 million lower primarily due to decreased expenditure in Africa, the Middle East, Brazil, Mexico, Central and South America and Asia. Drydocking expenses were $14.3 million higher primarily due to an increase in drydocking activity in the U.S. Gulf of Mexico, Africa and Europe. Fuel, lube and supply expenses were $1.3 million lower primarily due to a decrease in fuel consumption related to vessels repositioning between geographic regions. Leased-in equipment expense was $7.1 million higher primarily due to the expiration of amortized deferred gains upon the extension of leases for vessels previously sold and leased back and an increase in bareboat charter expense in the Middle East. Other operating expenses were $3.7 million lower primarily due to fewer vessels repositioning between geographic regions.
Administrative and General. Administrative and general expenses were $1.0 million higher for the year ended December 31, 2013 compared with the year ended December 31, 2012 primarily due to the acquisition of the liftboat fleet on March 30, 2012.

Depreciation. Depreciation expenses were $3.9 million higher in the year ended December 31, 2013 compared with the year ended December 31, 2012 primarily due to the acquisition of the liftboat fleet on March 30, 2012.
Gains on Asset Dispositions. During the year ended December 31, 2013, the Company sold 19 offshore support vessels and other equipment for net proceeds of $174.1 million and gains of $40.3 million, of which $28.6 million was recognized currently and $11.7 million was deferred. In addition, the Company recognized previously deferred gains of $0.1 million. During the year ended December 31, 2012, the Company sold seven offshore support vessels and other equipment for net proceeds of $126.0 million and gains of $24.5 million, of which $5.5 million was recognized currently and $19.0 million was deferred. In addition, the Company recognized previously deferred gains of $9.4 million.
Operating Income. Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 10% in 2013 compared with 9% in 2012. The increase was primarily due to improved results in the U.S. Gulf of Mexico.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax, was $8.3 million higher for the year ended December 31, 2013 compared with the year ended December 31, 2012. During 2013, the Company acquired a controlling interest in C-Lift LLC through the acquisition of its partner’s 50% interest and recognized a $4.2 million gain, net of tax, included in equity in earnings of 50% or less owned companies upon marking its investment to fair value. In addition, equity earnings, net of tax, in the Company’s Mexican 50% or less owned company increased by $3.3 million during 2013.
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
Excluding the contribution of the wind farm utility vessels and liftboats, time charter revenues were $42.9 million higher in 2012 compared with 2011. Overall fleet utilization was 81% compared with 72% in 2011. The number of days available for charter was 39,713 compared with 42,717 in 2011, a reduction of 3,004 days or 7%, due to net fleet dispositions. Overall average day rates were $12,032 per day compared with $11,234 per day in 2011, an increase of $798 per day or 7%. In overall terms, time charter revenues were $22.9 million higher due to improved utilization, $26.0 million higher due to higher average day rates and $0.1 million higher due to the impact of vessels mobilizing between geographic regions and other changes in fleet mix. Time charter revenues were $5.2 million lower due to net fleet dispositions and $0.9 million lower due to the impact of unfavorable changes in currency exchange rates.
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
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax, was $4.0 million lower for the year ended December 31, 2012 compared with the year ended December 31, 2011. During 2011, Offshore Marine Services' Mexican joint venture executed a business reorganization plan and issued an additional equity interest to an unrelated third party. Subsequent to the reorganization and issuance of the additional equity interest, the Company recognized an $8.4 million gain, net of tax. Earnings from another joint venture were $2.0 million higher in 2012 primarily due to the return to service of its vessel from cold-stack upon the commencement of a long-term charter in November 2011.
Inland River Services
Historically, activity levels for grain exports and non-grain imports are the key drivers in determining freight rates. The drought of 2012 and subsequent drop in U.S. grain and oilseed production had a negative impact on grain exports for the first three quarters of 2013 during which time cumulative exports through the U.S. Gulf of Mexico were down by seven million metric tons ("MMT"), or 22% compared with the same period in 2012. Earnings for the dry cargo barge fleet were negatively impacted by a weak pricing environment and lower utilization rates during the first eight months of 2013. In contrast to 2012, weather conditions were near ideal for the U.S. major grain/oilseed growing regions in 2013. Corn production improved by 29% in the U.S. and corn exports are projected to be nearly double for the 2013/14 crop year. As a result, fourth quarter U.S. Gulf of Mexico grain exports were up almost five MMT, or 29%, compared with the fourth quarter of 2012. The strong demand led to improved pricing and utilization rates for the last four months of 2013. River conditions were better in 2013 compared with 2012, allowing for operational efficiencies and decreased towing costs.
The market for liquid barge transportation continued to be driven by high refinery production and domestic demand for refined products. Crude oil transportation through the U.S. Inland River Waterways into the U.S. Gulf of Mexico continued to grow in 2013 and barge demand remained strong. Increased demand for the movement of chemicals, clean oil feedstock, blending components and finished products also supported utilization of the fleet. The water-borne market was further strengthened by the fact that alternatives such as domestic pipelines and rail were operated at high capacity levels throughout the year.

During 2012, the Company’s high-speed multi-modal liquid terminal facility ("Gateway Terminals") was converted to accommodate crude oil transfer and storage. The conversion was completed in the fourth quarter of 2012 but throughput was limited for much of 2013 by the use of alternative distribution channels, primarily rail, for the movement of Bakken crude oil to U.S. East and West coast refineries. In addition, Gateway Terminals was impacted by delays in the construction of Canadian infrastructure projects to facilitate the loading of unit trains that were not completed until December 2013.
On December 31, 2011, the Company acquired certain terminal and fleeting assets and certain related affiliates from Lewis & Clark Marine, Inc. (“Lewis & Clark”). During 2013, the terminal operation in the St. Louis area was negatively impacted by lower volumes of grain and grain products primarily due to the drought of 2012. Shipments of imported fertilizer and industrial products were higher in 2013 compared with 2012. During 2013, the major rail carriers offered competitive pricing for shipments to St. Louis compared with the Pacific Northwest and the Center Gulf Region (New Orleans-Houston) thus maintaining St. Louis as a competitive delivery point for Lewis & Clark customers.
The Lewis & Clark fleeting operation benefited from the high level of barge traffic to terminals, higher refining activity and greater volumes of crude being transloaded from rail or pipeline to barges in St. Louis Harbor in 2013. The region's competitive transportation advantages both from a cost perspective and its flexibility in offering different shipping options has attracted companies to build more river terminals and upgrade existing facilities and refineries. Agricultural, industrial products, coal, crude oil and chemicals are the main commodities moving through the region.
At the end of 2013, the average age of the Inland River Services' dry cargo barge fleet was nine years old, which the Company believes is among the youngest fleets operating on the U.S. Inland River Waterways system. Inland River Services believes that approximately 23% of the dry cargo barge fleet operating on the U.S. Inland River Waterways is over 20 years old. Inland River Services believes the relatively young age of its dry cargo barge fleet enhances its availability and reliability, reduces downtime for repairs and obviates, for the immediate future, the necessity of replacement capital expenditures to maintain its fleet size and revenue generating capacity.
The aggregate cost of Inland River Services' operations depends primarily on the size and mix of its fleet. Inland River Services' operating costs and expenses are grouped into the following categories:

•	barge logistics (primarily towing, switching, fleeting and cleaning costs);

•	personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);

•	repairs and maintenance (primarily repairs and maintenance on towboats, which are performed in accordance with planned maintenance programs);

•	insurance and loss reserves (primarily the cost of Hull and Machinery, Protection and Indemnity and Cargo insurance premiums and loss deductibles);

•	fuel, lubes and supplies;

•	leased-in equipment (includes the cost of leasing equipment, including bought-in freight and towboats); and

•	other (rail car logistics, property taxes and other).

Results of Operations

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	213,661	99	225,205	99	187,657	100
Foreign	1,952	1	1,356	1	—	—
	215,613	100	226,561	100	187,657	100
Costs and Expenses:
Operating:
Barge logistics	80,501	37	90,391	40	80,506	43
Personnel	23,532	11	22,868	10	13,255	7
Repairs and maintenance	9,879	5	8,256	4	4,443	3
Insurance and loss reserves	3,715	2	3,639	2	2,392	1
Fuel, lubes and supplies	6,327	3	6,424	3	2,320	1
Leased-in equipment	16,105	7	14,550	6	10,370	6
Other	12,468	6	12,468	5	6,213	3
	152,527	71	158,596	70	119,499	64
Administrative and general	15,410	7	15,924	7	11,339	6
Depreciation and amortization	28,461	13	28,270	12	23,494	12
	196,398	91	202,790	89	154,332	82
Gains on Asset Dispositions	6,555	3	7,666	3	2,964	1
Operating Income	25,770	12	31,437	14	36,289	19
Other Income (Expense):
Foreign currency gains (losses), net	(167)	—	84	—	—	—
Other, net	—	—	(1)	—	4	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	(7,626)	(4)	(3,310)	(1)	4,136	2
Segment Profit	17,977	8	28,210	13	40,429	21
Operating Revenues by Service Line. The following table presents, for the years indicated, operating revenues by service line.

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Dry cargo barge pools	97,819	45	112,961	50	111,801	59
Charter-out of dry cargo barges	5,846	3	7,686	3	9,255	5
Liquid unit tow operation	42,258	20	36,990	16	36,532	19
10,000 barrel liquid tank barge operations	23,740	11	19,704	9	16,447	9
Terminal operations	18,234	8	21,161	9	5,536	3
Fleeting operations	20,826	10	19,092	9	1,277	1
Inland river towboat operations and other activities	19,490	9	22,522	10	18,016	10
Inland river eliminations	(12,600)	(6)	(13,555)	(6)	(11,207)	(6)
	215,613	100	226,561	100	187,657	100

Dry Cargo Barge Pools Operating Data. The following table presents, for the years indicated, Inland River Services’ interest in tons moved and its available barge days in the dry cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	2013		2012		2011
	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	3,731	63	3,963	65	4,691	74
Non-Grain	2,193	37	2,097	35	1,627	26
	5,924	100	6,060	100	6,318	100

	Days		Days		Days
Available Barge Days	207,166		208,630		196,820
2013 compared with 2012
Operating Revenues. Operating revenues were $10.9 million lower for the year ended December 31, 2013 compared with the year ended December 31, 2012. Operating revenues from the dry cargo barge pools were $15.1 million lower in 2013 compared with 2012. During 2013, the dry cargo markets were negatively affected by the drought conditions of 2012, which resulted in reduced demand for barge freight and a weaker pricing environment for most of the year. Operating revenues from the charter-out of dry cargo barges were $1.8 million lower primarily due to the expiration of certain charter contracts and the return of equipment to the dry cargo barge pools. Operating revenues from the liquid unit tow operations were $5.3 million higher primarily due to higher rates in response to the continued strong demand for water-borne movements of crude oil, refined products, chemicals and blending components. Operating revenues from 10,000 barrel liquid tank barge operations were $4.0 million higher primarily due to increased demand and the placement of additional equipment in service. Operating revenues from terminal operations were $2.9 million lower, of which $1.5 million was due to reduced throughput at Gateway Terminals following its conversion to accommodate crude oil transfer and storage. The remaining shortfall was attributable to decreased volumes of corn and grain products through the St. Louis Harbor in 2013 primarily due to the 2012 drought. Operating revenues from fleeting operations were $1.7 million higher primarily due to increased volumes of petroleum products flowing through the St. Louis Harbor. Operating revenues from inland river towboat operations and other activities were $3.0 million lower primarily due to lower activity levels at the Company's machine shop, gear and engine, and barge and towboat repair facilities ("SCF Services") and the conclusion of a boat charter arrangement.
Operating Expenses. Operating expenses were $6.1 million lower in the year ended December 31, 2013 compared with the year ended December 31, 2012. Barge logistics expenses were $9.9 million lower primarily due to lower towing and switching expenses as a result of decreased demand for dry cargo barge freight, partially offset by increased activity in the 10,000 barrel liquid tank barge operation. Repairs and maintenance expenses were $1.6 million higher primarily due to mandatory five-year United States Coast Guard inspections and related repairs in the liquid unit tow operation. Leased-in equipment expenses were $1.6 million higher primarily due to the cost of additional equipment and leasing-in equipment that had been sold under sale and leaseback agreements.
Administrative and General. Administrative and general expenses were $0.5 million lower in the year ended December 31, 2013 compared with the year ended December 31, 2012 primarily due to the acceleration of restricted stock awards from 2013 and 2014 into 2012.
Gains on Asset Dispositions. During the year ended December 31, 2013, the Company sold 16 dry cargo barges, eight 30,000 barrel tank barges and other equipment for net proceeds of $30.1 million and gains of $6.6 million, of which $3.7 million was recognized currently and $2.9 million was deferred. In addition, the Company recognized previously deferred gains of $2.9 million. During the year ended December 31, 2012, the Company sold nine dry cargo barges, one liquid tank barge, two towboats and other equipment for net proceeds of $13.2 million and gains of $5.1 million, of which $4.9 million was recognized currently and $0.2 million was deferred. In addition, the company recognized previously deferred gains of $2.8 million.
Operating Income. Excluding the impact of gains on sale of asset dispositions, operating income as a percentage of operating revenues was 9% for the year ended December 31, 2013 compared with 11% for the year ended December 31, 2012. The decrease was primarily due to lower earnings from dry cargo barge pool operations and a reduction in throughput at Gateway Terminals as a result of the conversion to accommodate crude oil transfer and storage.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. During the year ended December 31, 2013, the Company recognized $7.6 million of equity in losses of 50% or less owned companies, net of tax, primarily from losses relating to the structural failure of a terminal facility at the Port of Ibicuy, Argentina. In addition, the results of the Company's grain handling and inland river towboat investments were both lower compared with the prior year due to the impact of the 2012 drought on the crop harvest and difficult river operating conditions for a portion of 2013. During the year ended December 31, 2012, the Company recognized $3.3 million of equity in losses of 50% or less owned companies, net of tax, primarily as a result of difficult operating conditions and provisions for uncertain insurance recoveries related to the structural failure of a terminal facility at the Port of Ibicuy, Argentina.
2012 compared with 2011
Operating Revenues. Operating revenues were $38.9 million higher for the year ended December 31, 2012 compared with the year ended December 31, 2011. Excluding the impact of the Lewis & Clark acquisition which occurred on December 31, 2011 and accounted for a $19.5 million and $15.9 million increase in fleeting and terminal operating revenues, respectively, operating revenues were $3.5 million higher. Operating revenues from the dry cargo barge pools were $1.2 million higher in 2012 compared with 2011. The dry cargo markets were negatively affected by drought conditions throughout 2012, impacting crop yields and causing river closures and restricted tow sizes. The resulting reductions in operating revenues were offset by increased non-grain tonnage movements. Operating revenues from the liquid unit tow and 10,000 barrel liquid tank barge operations were $3.7 million higher primarily due to increased demand and the deployment of additional equipment. Operating revenues from inland river towboat operations and other activities were $4.5 million higher primarily due to higher activity levels for SCF Services and the Company's acquisition of a controlling interest in Naviera in December 2011. These increases were partially offset by a $1.6 million reduction in operating revenues from the charter-out of dry cargo barges primarily due to the expiration of charter contracts and the return of the equipment to the dry cargo barge pools, and a $1.4 million reduction in operating revenues at Gateway Terminals primarily due to lower ethanol throughput activity.
Operating Expenses. Operating expenses were $39.1 million higher in the year ended December 31, 2012 compared with the year ended December 31, 2011. Excluding the impact of the Lewis & Clark acquisition and the Company's acquisition of Naviera, which collectively accounted for $24.3 million of the increase, operating expenses were $14.8 million higher. Barge logistics expenses were $9.9 million higher primarily due to higher towing and switching expenses as a result of low water and poor operating conditions and higher fuel prices. Operating expenses in the unit tow operations were $3.8 million higher primarily due to costs incurred for mandatory five-year United States Coast Guard inspections and related repairs, an increase in towing charter-in expense as a consequence of the additional equipment and higher repair and maintenance costs. Operating expenses were $0.6 million higher at Gateway Terminals primarily due to dredging costs incurred as a consequence of low water levels and were $0.5 million higher for inland river towboat operations primarily due to higher fuel prices.
Administrative and General. Administrative and general expenses were $4.6 million higher in the year ended December 31, 2012  compared with the year ended December 31, 2011. Excluding the impact of the Lewis & Clark acquisition and the Company's acquisition of a controlling interest in Naviera, which collectively accounted for $3.9 million of the increase, administrative and general expenses were $0.7 million higher primarily due to the acceleration of restricted stock awards from 2013 and 2014 into 2012.
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
Gains on Asset Dispositions. During the year ended December 31, 2012, the Company sold nine dry cargo barges, one liquid tank barge, two towboats and other equipment for net proceeds of $13.2 million and gains of $5.1 million, of which $4.9 million was recognized currently and $0.2 million was deferred. In addition, the company recognized previously deferred gains of $2.8 million. During the year ended December 31, 2011, the Company sold seven barges, one towboat and other equipment for net proceeds of $5.1 million and gains of $0.2 million. In addition, the Company recognized previously deferred gains of $2.8 million.
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
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. During the year ended December 31, 2012, the Company recognized $3.3 million of equity in losses of 50% or less owned companies, net of tax, primarily as a result of difficult operating conditions and provisions for uncertain insurance recoveries related to the structural failure of a terminal facility at the Port of Ibicuy, Argentina. During the year ended December 31, 2011 , the Company recognized $4.1 million of equity in earnings of 50% or less owned companies, net of tax, primarily due to the recognition of a $2.3 million gain, net of tax, following the acquisition of a controlling interest in Soylutions LLC.

Shipping Services
Demand for the Company’s U.S-flag petroleum transportation services is dependent on several factors, including crude oil and petroleum production, refining activity levels in the United States, domestic consumer and commercial consumption of petroleum products and chemicals and competition from pipelines and foreign imports of oil products.
As of December 31, 2013, the Company believes that third parties have contracted to build approximately twelve U.S.-flag tank vessels with deliveries commencing in 2015 that could compete with Shipping Services’ equipment.
The demand for Dorian LPG's gas transportation services is dependent on several factors, including available supply of VLGC's, global LPG production levels and global demand for LPG.
As of December 31, 2013, the Company believes that third parties have contracted to build approximately 56 foreign-flag VLGC's with deliveries commencing in 2014 that could compete with Dorian LPG's equipment.
The demand for harbor towing and bunkering services is affected by the volume, size and type of vessels calling within the U.S. ports where the Company's tugs are deployed. Bunkering services are provided under a long term, fixed price contract serving a single customer who markets bunkers within the Netherlands Antilles. The number of U.S.-flag harbor tugs in service is hard to ascertain. Operators continue to upgrade their fleets with newly built, larger horsepower azimuth drive tugs to service changing customer requirements.
The demand for liner and short-sea shipping services is dependent on several factors, including the volume of new development projects, demand for consumer and durable goods and tourism trends within the Caribbean.
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

Results of Operations

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	163,364	84	149,733	83	137,416	85
Foreign	30,820	16	30,303	17	23,891	15
	194,184	100	180,036	100	161,307	100
Costs and Expenses:
Operating:
Personnel	34,664	18	32,880	18	32,287	20
Repairs and maintenance	10,035	5	10,995	6	6,285	4
Drydocking	14,721	8	7,229	4	3,804	2
Insurance and loss reserves	3,785	2	3,913	2	3,988	2
Fuel, lubes and supplies	17,037	9	17,643	10	13,924	9
Leased-in equipment	18,531	9	18,168	10	15,567	10
Other	18,510	9	21,297	12	14,853	9
	117,283	60	112,125	62	90,708	56
Administrative and general	22,073	11	22,553	13	18,301	11
Depreciation and amortization	31,299	16	30,635	17	30,214	19
	170,655	87	165,313	92	139,223	86
Gains on Asset Dispositions and Impairments, Net	240	—	3,128	2	1,355	1
Operating Income (Loss)	23,769	13	17,851	10	23,439	15
Other Income (Expense):
Foreign currency gains (losses), net	(14)	—	6	—	(30)	—
Other, net	760	—	7,452	4	307	—
Equity in Losses of 50% or Less Owned Companies	(2,945)	(2)	(4,148)	(2)	(74)	—
Segment Profit	21,570	11	21,161	12	23,642	15
Operating Revenues by Line of Service. The table below sets forth, for the years indicated, operating revenues earned by line of service.

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Petroleum transportation:
Time charter	46,693	24	37,086	21	35,378	22
Bareboat charter	34,689	18	34,785	19	34,690	22
Harbor towing and bunkering	76,539	39	73,401	41	68,521	42
Short-sea transportation	35,788	19	34,349	19	22,518	14
Technical management services	475	—	415	—	200	—
	194,184	100	180,036	100	161,307	100
2013 compared with 2012
Operating Revenues. Operating revenues were $14.1 million higher for the year ended December 31, 2013 compared with the year ended December 31, 2012. Time charter revenues for petroleum transportation were $9.6 million higher primarily due to an increase in time charter rates for three vessels, partially offset by increased out-of-service days for drydocking. Operating revenues for harbor towing and bunkering were $3.1 million higher primarily due to a 7% increase in the number of tug jobs. Operating revenues for short-sea transportation were $1.4 million higher primarily due to increased cargo shipping demand.

Operating Expenses. Operating expenses were $5.2 million higher for the year ended December 31, 2013 compared with the year ended December 31, 2012. Personnel costs were $1.8 million higher primarily due to union wage rate increases. Repair and maintenance costs were $1.0 million lower primarily due to the impact of topside repair costs for one U.S.-flag product tanker in 2012, partially offset by major repair costs for one harbor tug in 2013. Drydocking costs were $7.5 million higher primarily due to regulatory drydockings for two U.S.-flag product tankers and more drydocking activity for harbor towing and bunkering. Other operating expenses were $2.8 million lower primarily due to a reduction in stevedoring expenses for short-sea transportation vessels and lower mobilization costs for harbor tugs.
Administrative and General. Administrative and general expenses were $0.5 million lower for the year ended December 31, 2013 compared with the year ended December 31, 2012 primarily due to a legal settlement and associated fees in 2012, partially offset by higher wage and benefit costs.
Depreciation and Amortization. Depreciation and amortization expenses were $0.7 million higher for the year ended December 31, 2013 primarily due to capital improvements to certain of the Company's bunkering and petroleum transportation equipment, the addition of one foreign-flag RORO vessel and placing one harbor tug in service prior to being sold and leased back.
Gain on Asset Dispositions and Impairments, Net. During the year ended December 31, 2013, the Company sold eight harbor tugs and other equipment for net proceeds of $62.2 million and gains of $15.4 million, of which $3.2 million was recognized currently and $12.2 million was deferred. In addition, the Company recognized an impairment charge of $3.0 million related to two U.S.-flag harbor tugs while under construction, which were sold and leased back upon their completion. During the year ended December 31, 2012, the Company sold one foreign-flag RORO vessel and five harbor tugs for net proceeds of $20.3 million and gains of $7.1 million, of which $3.1 million was recognized and $4.0 million was deferred.
Operating Income. Excluding the impact of gains on asset dispositions and impairments, operating income as a percentage of operating revenues was 12% in 2013 compared with 8% in 2012. The increase was primarily due to the improvements in operating revenues, partially offset by higher drydocking costs noted above.
Other, net. Other, net was $6.7 million lower primarily due to a $7.0 million termination payment from a customer following the cancellation of a long-term charter in 2012.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings for both periods reflects losses incurred by the Company's Jones Act liner transportation 50% or less owned company, partially offset in 2013 by earnings from the Company's VLGC 50% or less owned company.
2012 compared with 2011
Operating Revenues. Operating revenues were $18.7 million higher for the year ended December 31, 2012 compared with the year ended December 31, 2011. Time charter revenues for petroleum transportation were $1.7 million higher, primarily due to an increase in time charter rates for three vessels. Operating revenues for harbor towing and bunkering were $4.9 million higher primarily due to more traffic, tariff increases in certain ports and short-term charter revenues. Operating revenues for short-sea transportation were $11.8 million higher reflecting the G&G Shipping Acquisition discussed above.
Operating Expenses. Operating expenses were $21.4 million higher for the year ended December 31, 2012 compared with the year ended December 31, 2011. Repair and maintenance expenses were $4.7 million higher primarily due to topside repairs on one U.S.-flag product tanker, increased expenses for harbor tugs and a full year of activity for the foreign-flag RORO vessels. Drydocking costs were $3.4 million higher primarily due to a regulatory drydocking for one U.S.-flag product tanker, and more drydocking activity for harbor tugs. Fuel, lubes and supplies were $3.7 million higher primarily due to a full year of activity for the foreign-flag RORO vessels. Leased-in equipment was $2.6 million higher primarily due to the requirement to charter-in third party vessels to cover tug out-of-service time due to drydockings, repositionings and repairs. Other operating expenses were $6.4 million higher primarily due to a full year of activity for the foreign-flag RORO vessels.
Administrative and General. Administrative and general expenses were $4.3 million higher for the year ended December 31, 2012 compared with the year ended December 31, 2011 primarily due to a full year of activity for G&G Shipping and the acceleration of restricted stock awards from 2013 and 2014 into the current year.
Depreciation and Amortization. Depreciation and Amortization expenses were $0.4 million higher for the year ended December 31, 2012 primarily due to a full year of activity for the assets acquired in the G&G Shipping Acquisition, partially offset by a decrease in depreciation expense from the sale of a product tanker during 2011.
Gain on Asset Dispositions and Impairments, Net. During the year ended December 31, 2012, Shipping Services sold one foreign-flag RORO vessel and five harbor tugs for net proceeds of $20.3 million and gains of $7.1 million, of which $3.1 million was recognized currently and $4.0 million was deferred. During the year ended December 31, 2011, Shipping Services sold one U.S -flag product tanker and two harbor tugs for net proceeds of $11.5 million and gains of $1.4 million.

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
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings for the year ended December 31, 2012 reflects losses incurred by the Company's liner transportation joint venture, an operator of U.S.-flag deck and RORO barges, partially offset by earnings from the Company's joint venture that began operating a U.S.-flag articulated tug-barge on the Great Lakes in April 2012.
Illinois Corn Processing
Illinois Corn Processing LLC ("ICP") owns and operates an alcohol production facility in Pekin, Illinois that produces a sales product mix including fuel grade ethanol and various high quality alcohol grades used in the food, beverage, industrial and petrochemical end-markets. The profitability of ICP is affected by the availability and market prices of energy and agricultural commodities and the availability and cost of transportation and logistics services, including truck, barge, rail and ocean freight. On February 1, 2012, the Company obtained a controlling interest in ICP through its acquisition of a portion of its partner's interest following which, the Company owned 70%.
In recent years, the fuel ethanol industry in the U.S. has grown significantly producing 13.0 billion gallons of ethanol in the twelve months ending October 2013, according to the U.S. Energy Information Administration. The Renewable Fuels Association ("RFA"), an industry trade association, in its 2014 Ethanol Industry Outlook, reported there are 211 existing ethanol production facilities in the U.S. with nameplate capacity to produce 14.9 billion gallons of ethanol per year. The RFA reports that currently operating ethanol facilities have a combined capability of producing 13.8 billion gallons per year, with another 0.2 billion gallons per year of capacity under construction. Approximately 1.1 billion gallons per year of U.S. ethanol production capacity is currently idled.
In the U.S., fuel grade ethanol is principally used in the domestic gasoline market as an octane enhancer to help refiners meet federal and state air emission standards, and as an alternative fuel extender. U.S. ethanol is produced mainly from corn and primarily competes globally with Brazilian ethanol, which is produced mainly from sugar.
Through the first three quarters of 2013, U.S.-produced ethanol was more expensive than Brazilian-produced ethanol, due to the high price of corn, which had risen significantly following the severe 2012 U.S. drought and consequent poor corn crop. In contrast, the 2013 U.S. corn crop was abundant, causing the price of corn to fall significantly and by the fourth quarter of 2013, U.S.-produced ethanol had become cost competitive with Brazilian sugar-based ethanol. In the fourth quarter of 2013, Brazilian ethanol imports to the U.S. dropped significantly and U.S. exports to Brazil and other countries rose. This shift in price resulted in an increase in the volume of U.S. exports in the fourth quarter of 2013, which in turn kept U.S. stock levels of ethanol at historically tight volumes. Consequently, beginning in the fourth quarter of 2013, profit margins for the U.S. ethanol industry improved significantly. The Company expects U.S. ethanol margins to remain positive through at least the first half of 2014.
Other high quality grades of alcohol produced and sold by ICP have historically been sold at premiums to fuel ethanol pricing and typically provide higher margins than fuel ethanol. ICP has the flexibility in its production capabilities to change its production and sales mix in order to maximize profit margins between several grades of alcohol.
The improved cost competitiveness of U.S.-produced alcohol resulted in improved margins in the fourth quarter of 2013. ICP expects to be able to take advantage of continued strong demand for sales of high quality alcohol destined for both domestic and export markets and also expects to see positive fuel ethanol margins through at least the first half of 2014.

Results of Operations

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	$ '000%		$ '000%		$ '000%
Operating Revenues:
United States	193,682	100	188,650	100	—	—
Costs and Expenses:
Operating	184,649	95	183,442	97	—	—
Administrative and general	2,031	1	1,920	1	256	—
Depreciation and amortization	5,797	3	5,757	3	—	—
	192,477	99	191,119	101	256	—
Operating Income (Loss)	1,205	1	(2,469)	(1)	(256)	—
Other Income (Expense):
Derivative losses, net(1)	(2,078)	(1)	(856)	(1)	—	—
Foreign currency gains (losses), net	—	—	—	—	—	—
Other, net	—	—	—	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	—	—	6,154	3	(1,815)	—
Segment Profit (Loss)	(873)	—	2,829	1	(2,071)	—
______________________

(1)
ICP routinely enters into exchange traded positions (primarily corn futures) to offset its net commodity market exposure on raw material and finished goods inventory balances. As of December 31, 2013, the net market exposure to corn under its contracts and its raw material and inventory balances was not material.

2013 compared with 2012
Operating Revenues. Operating revenues were $5.0 million higher in the year ended December 31, 2013 compared with the eleven months ended December 31, 2012. Operating revenues from alcohol sales and other revenues were $1.4 million higher in 2013 compared with 2012. The Company sold 57.3 million alcohol gallons at an average price of $2.47 per gallon in 2013 compared with 58.2 million gallons at an average price of $2.43 per gallon in 2012. In addition, the Company had DDGS sales of $51.6 million in 2013 compared with $48.0 million in the eleven months of 2012, an increase of $3.6 million.
Segment Profit (Loss). Segment loss was $0.9 million in the year ended December 31, 2013 compared with a segment profit of $2.8 million in year ended December 31, 2012. Segment profit in 2012 included a $6.0 million gain, net of tax, arising from the Company's acquisition of a controlling interest in ICP. Excluding this gain, segment results improved by $2.3 million in 2013 compared with 2012 primarily due to improved U.S. fuel ethanol margins and increased sales of high quality alcohol.
2012 compared with 2011
On February 1, 2012, the Company obtained a controlling interest in ICP through its acquisition of a portion of its partner's interest following which, the Company owned 70% and began consolidating ICP.

Other
For the years ended December 31, the operating revenues and segment profit of the Company's Other activities was as follows:

	2013	2012	2011
	$ ’000	$ ’000	$ ’000
Operating Revenues:
Emergency and crisis services	$250	$40,613	$80,951
Agricultural commodity trading and logistics	79,276	153,604	224,524
Other activities	6	1,514	1,392
	$79,532	$195,731	$306,867
Segment Profit (Loss):
Emergency and crisis services	$2,710	$(13,640)	$20,013
Agricultural commodity trading and logistics	(1,310)	(585)	(668)
Other activities(1)	2,304	(2,988)	(2,124)
	$3,704	$(17,213)	$17,221
 ______________________

(1)	The components of segment profit do not include interest income, which is a significant component of the Company's lending and leasing activities.
Emergency and Crisis Services. Operating results and operating margins for emergency and crisis services can vary materially between comparable periods depending upon the number and magnitude of emergency responses.
Segment loss for the year ended December 31, 2012 included equity in losses of 50% or less owned companies of $9.7 million, net of tax, upon the contribution of ORM in exchange for an equity interest in Witt O'Brien's, LLC, a response management 50% or less owned company. The equity in losses was primarily related to the one-time recognition of deferred tax liabilities associated with the deconsolidation of non-deductible goodwill. In addition, ORM reported operating losses from continuing operations of $4.2 million for the year ended December 31, 2012.
Segment profit in the year ended December 31, 2011 was materially impacted by oil spill response activities relating to the BP Macondo well incident in the U.S. Gulf of Mexico following the sinking of the semi-submersible drilling rig Deepwater Horizon in April 2010. Emergency and crisis services primarily provided professional assistance, consulting services and software systems in support of incident management activities at various strategic locations in support of the oil spill response.
Agricultural Commodity Trading and Logistics. The segment loss in 2013 was primarily due to market write-downs of inventories.
Other Activities. Segment profit in 2013 was primarily due to gains on the sale of real property. Segment loss in 2012 was primarily due to the impairment of a fixed wing aircraft sold in December 2012 following its return by a leasing customer upon the scheduled completion of the lease. Segment loss in 2011 was primarily due to equity in losses of the Company's industrial aviation joint ventures in Asia.
Corporate and Eliminations

	2013	2012	2011
	$ ’000	$ ’000	$ ’000
Corporate Expenses	(38,392)	(46,231)	(37,404)
Eliminations	—	50	—
Operating Loss	(38,392)	(46,181)	(37,404)
Other Income (Expense):
Derivative losses, net	(6,538)	(2,623)	(29,075)
Foreign currency gains (losses), net	(619)	462	3,395
Other, net	(189)	(305)	(521)
Corporate Expenses. Corporate expenses were $7.8 million lower in 2013 compared with 2012 primarily due to the acceleration of restricted stock awards into 2012 that were scheduled to lapse in 2013 and 2014, partially offset by higher management bonus award accruals. Corporate expenses were $8.8 million higher in 2012 compared with 2011 primarily due to the acceleration of restricted stock awards into 2012 that were scheduled to lapse in 2013 and 2014.

Derivative losses, net. Derivative losses, net in 2013 were primarily due to losses from equity indices of $5.2 million and losses on forward exchange, option and future contracts of $1.1 million. Derivative losses, net in 2012 were primarily due to losses on interest rate swaps of $3.6 million and losses from equity index and options of $0.6 million, partially offset by gains on forward exchange option and future contracts of $0.7 million and exchange traded commodity swap option and future contracts of $1.0 million. Derivative losses, net in 2011 were primarily due to losses on U.S. Treasury note, rate lock and bond future and option contracts of $28.3 million.
Foreign currency gains (losses), net. Foreign currency gains, net in 2011 were primarily due to a strengthening of the U.S. dollar against the euro underlying certain of the Company’s marketable securities and cash balances.
Other Income (Expense) not included in Segment Profit

	2013	2012	2011
	$’000	$’000	$’000
Interest income	15,467	17,360	12,879
Interest expense	(42,592)	(37,891)	(39,759)
Debt extinguishment gains (losses), net	—	(160)	(99)
Marketable security gains (losses), net	5,803	12,891	(7,893)
	(21,322)	(7,800)	(34,872)
Interest income. Interest income was $1.9 million lower in 2013 compared with 2012 primarily due to a prepayment penalty received in 2012 following the early redemption of a note receivable in the Company's lending and leasing portfolio, partially offset by higher interest earned in 2013 on advances to the Company's 50% or less owned companies. Interest income was $4.7 million higher in 2012 compared with 2011 primarily due to a prepayment penalty received in 2012 following the early redemption of a note receivable in the Company's lending and leasing portfolio and interest earned on advances to the Company's 50% or less owned companies.
Interest expense. Interest expense was $4.7 million higher in 2013 compared with 2012 primarily due to the issuance of the Company's 2.5% Convertible Senior Notes on December 11, 2012 and the issuance of the Company's 3.0% Convertible Senior Notes on November 13, 2013. These increases were partially offset by lower interest on the Company's 5.875% Senior Notes which matured October 1, 2012, lower interest on borrowings under the Company's revolving credit facility, which was terminated on August 9, 2013, and higher capitalized interest. Interest expense was $1.9 million lower in 2012 compared with 2011 primarily due to lower interest on the Company's 5.875% Senior Notes which matured October 1, 2012.
Marketable security gains (losses), net. In 2013, marketable security gains, net were due to gains on long marketable security positions of $8.2 million, partially offset by losses on short marketable security positions of $2.4 million. In 2012, marketable security gains, net were due to gains on long marketable security positions of $13.2 million, partially offset by losses on short sales of marketable securities of $0.3 million. In 2011, marketable security losses, net were due to losses on the Company’s long marketable security positions of $13.4 million, partially offset by gains on short sales of marketable securities of $5.5 million.
Income Taxes
The Company’s effective income tax rate in 2013, 2012 and 2011 was 39.6%, 44.3% and 87.8%, respectively. The effective tax rate in 2011 was primarily due to losses incurred by foreign subsidiaries.

Liquidity and Capital Resources
General
The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments, and its obligations to repay debt. The Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for treasury or to make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds, Title XI reserve funds and cash flows from operations. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.
As of December 31, 2013, the Company's unfunded capital commitments were $547.0 million and included: 16 offshore support vessels for $112.7 million; 80 inland river dry cargo barges for $40.2 million; six inland river tank barges for $4.7 million; five inland river towboats for $4.7 million; three U.S.-flag product tankers for $374.1 million; and other equipment and improvements for $10.6 million. Of these commitments, $304.9 million is payable during 2014; $232.8 million is payable during 2015-2016 and $9.3 million is payable in 2017. Subsequent to December 31, 2013, the Company committed to purchase one U.S.-flag articulated tug-barge and additional equipment for $94.1 million.
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of December 31, 2013, the remaining authority under the repurchase plan was $100.0 million.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During 2013, the Company did not purchase any of its 7.375% Senior Notes due 2019.
On August 9, 2013, the Company voluntarily terminated the SEACOR revolving credit facility.
As of December 31, 2013, the Company had outstanding letters of credit totaling $27.1 million with various expiration dates through 2016 and outstanding debt of $879.4 million.
As of December 31, 2013, the Company held balances of cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds totaling $825.6 million. As of December 31, 2013, construction reserve funds of $252.1 million were classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.

Summary of Cash Flows

	2013	2012	2011
	$ ’000	$ ’000	$ ’000
Cash provided by or (used in):
Operating Activities - Continuing Operations	185,026	81,487	114,628
Operating Activities - Discontinued Operations	24,298	189,216	21,305
Investing Activities - Continuing Operations	(130,768)	(138,629)	(174,810)
Investing Activities - Discontinued Operations	(8,502)	(7,665)	(157,146)
Financing Activities - Continuing Operations	222,574	(247,528)	(25,277)
Financing Activities - Discontinued Operations	(14,017)	(12,919)	246,260
Effect of Exchange Rate Changes on Cash and Cash Equivalents - Continuing Operations	477	2,087	1,517
Effect of Exchange Rate Changes on Cash and Cash Equivalents - Discontinued Operations	143	673	442
Net Increase (Decrease) in Cash and Cash Equivalents	279,231	(133,278)	26,919

Operating Activities
Cash flows provided by operating activities decreased by $61.4 million during 2013 compared with 2012. Cash flows provided by operating activities increased by $134.8 million during 2012 compared with 2011. The components of cash flows provided by (used in) operating activities during the years ended December 31 were as follows:

	2013	2012	2011
	$ ’000	$ ’000	$ ’000
Operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net	197,053	164,085	155,172
Operating income from discontinued operations before depreciation, amortization and gains on asset dispositions and impairments, net	6,163	77,065	91,036
Changes in operating assets and liabilities before interest and income taxes	16,529	53,863	(119,670)
Purchases of marketable securities	(7,387)	(40,396)	(117,145)
Proceeds from sales of marketable securities	12,791	36,537	178,016
Dividends received from 50% or less owned companies	9,490	6,590	9,582
Interest paid, excluding capitalized interest	(32,388)	(46,457)	(39,559)
Income taxes paid, net of refunds	(1,546)	(13,061)	(5,899)
Other	8,619	32,477	(15,600)
Total cash flows provided by operating activities	209,324	270,703	135,933
During 2013, operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net increased by $33.0 million compared with 2012 primarily due to improvements in Offshore Marine Services' U.S. Gulf of Mexico operations, higher rates partially offset by increased drydocking activities in Shipping Services, and lower corporate expenses resulting from the acceleration of restricted stock awards into 2012 that were scheduled to lapse in 2013 and 2014. During 2012, operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net increased by $8.9 million compared with 2011 primarily due to improvements in Offshore Marine Services due to increased demand derived from offshore drilling and exploration activities offset by a decline in emergency and crisis services which depend upon the number and magnitude of emergency responses each year. See “Consolidated Results of Operations” included above for a discussion of the results for each of the Company’s business segments.
During 2013, operating income from discontinued operations before depreciation, amortization and gains on asset dispositions and impairments, net decreased by $70.9 million compared with 2012 as a result of the sale of the SES business on March 16, 2012, the sale of SEI on December 31, 2012 and the Spin-off of Era Group on January 31, 2013.
During 2011, changes in operating assets and liabilities before interest and income taxes used cash flows of $119.7 million primarily due to final settlements with a customer and certain subcontractors in respect of oil spill response activities and increased working capital employed in Era Group and agricultural commodity trading and logistics activities.
During 2013, cash used in operating activities included $7.4 million to purchase marketable security long positions. During 2013, cash provided by operating activities included $12.8 million received from the sale of marketable security long positions.
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
Investing Activities
During 2013, net cash used in investing activities of continuing operations was $130.8 million primarily as follows:

•
Capital expenditures were $195.9 million. Equipment deliveries included eight offshore support vessels, two inland river liquid tank barges, one inland river towboat, one RORO vessel and four U.S.flag harbor tugs.

•
The Company sold 19 offshore support vessels, 16 inland river dry cargo and deck barges, eight inland river liquid tank barges, eight U.S.-flag harbor tugs and other property and equipment for net proceeds of $274.3 million ($263.9 million in cash and $10.4 million in seller financing).

•
The Company made investments in, and advances to, 50% or less owned companies of $171.5 million including $112.5 million in Dorian LPG Ltd, $23.9 million in Sea-Cat Crewzer II LLC, $7.6 million in Mantenimiento Express Maritimo, S.A.P.I. de C.V. ("MexMar"), $9.2 million in SCFCo Holdings LLC and $4.1 million to SEACOR OSV Partners I LP.

•	The Company received $18.3 million from its 50% or less owned companies.

•	The Company received net payments of $16.4 million on third party leases and notes receivable.

•	The Company released restricted cash of $15.3 million.

•	Construction reserve fund account transactions included withdrawals of $65.5 million and deposits of $131.6 million.

•	On June 6, 2013, the Company acquired a controlling interest in C-Lift LLC through its acquisition of its partner's interest for $11.1 million, net of cash acquired.
During 2013, net cash used by investing activities of discontinued operations of $8.5 million was primarily due to Era Group's capital expenditures of $8.7 million.
During 2012, net cash used in investing activities of continuing operations was $138.6 million million primarily as follows:

•
Capital expenditures were $239.4 million. Equipment deliveries included six offshore support vessels, three inland river dry cargo barges, five inland river liquid tank barges and two inland river towboats.

•
The Company sold seven offshore support vessels, nine inland river dry cargo barges, two inland river towboats, one inland river liquid tank barge, one RORO vessel, five harbor tugs and other equipment for net proceeds of $114.0 million. Total net proceeds of $167.5 million on equipment sold included $5.0 million in cash deposits previously received and $48.5 million in seller financing.

•
The Company made investments in its 50% or less owned companies of $45.6 million including $20.8 million of bridge financing to Trailer Bridge, Inc., $11.0 million in advances to Avion Pacific Limited ("Avion") and $5.0 million to Bunge-SCF Grain LLC.

•
The Company received $87.3 million from its 50% or less owned companies including $45.0 million of repayments on short-term notes from MexMar, $20.0 million from SeaJon LLC as a capital distribution and $15.7 million from Avion as a repayment of advances.

•	Construction reserve fund account transactions included withdrawals of $122.7 million and deposits of $58.4 million.

•	The Company received net payments of $36.0 million on third party leases and notes receivable.

•	The Company acquired 18 lift boats, real property and working capital from Superior Energy Inc. for $142.6 million.

•	The Company obtained a controlling interest in ICP through its acquisition of a portion of its partner's interest for $9.1 million in cash.
During 2012, net cash used by investing activities of discontinued operations was $7.7 million primarily as follows:

•	The Company sold the SES Business for a net sales price of $99.9 million. Net cash proceeds received were $90.3 million.

•	On December 31, 2012, the Company sold SEI to Par Petroleum Corporation for a net sales price of $15.1 million. Net cash proceeds received during 2012 were $17.8 million.

•	Era Group's investing activities included capital expenditures of $113.0 million and $5.2 million in proceeds from the sale of 18 helicopters and other equipment.
During 2011, net cash used in investing activities of continuing operations was $174.8 million primarily as follows:

•
Capital expenditures were $165.3 million. Equipment deliveries included three offshore support vessels, 55 inland river dry cargo barges, two inland river liquid tank barges and one harbor tug. In addition, the Company acquired a controlling interest in an offshore support vessel.

•
The Company sold 11 offshore support vessels, one US-flagged product tanker, one inland river towboat, one inland river liquid tank barge, six inland river dry cargo and deck barges, two harbor tugs and other equipment for net proceeds of $75.7 million, including $36.3 million in proceeds upon entering into a sale-leaseback transaction.

•	The Company received $22.4 million from its 50% or less owned companies.

•	The Company made investments in its 50% or less owned companies of $41.3 million.

•	The Company had net issuances of $26.7 million on third party leases and notes receivable.

•	Construction reserve fund account transactions included withdrawals of $82.5 million and deposits of $18.6 million.

•	The Company acquired certain assets and liabilities of Lewis & Clark and certain related affiliates for $29.6 million.

•	The Company acquired 75% of the issued and outstanding shares in Windcat Workboats Holdings Ltd. for $21.5 million. The acquired company had $3.3 million in cash at the time of acquisition.

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

•
The Company obtained a controlling interest in Soylutions LLC through its acquisition of its partner’s interest for $11.9 million in cash. The acquired company had $0.2 million in cash at the time of acquisition.

During 2011, net cash used by investing activities of discontinued operations was $157.1 million primarily as follows:

•	Era Group's investing activities included capital expenditures of $158.9 million for nine helicopters and $26.0 million in proceeds from the sale of ten helicopters and other equipment.
Financing Activities
During 2013, net cash provided by financing activities of continuing operations was $222.6 million. The Company:

•	issued $230.0 million in principal amount of its 3.0% Convertible Senior Notes due 2028 for proceeds of $223.7 million, net of issue costs of $6.3 million;

•	made scheduled payments on long-term debt of $18.2 million;

•	had net borrowings on inventory financing arrangements of $1.5 million; and

•	received $20.0 million from share award plans.
During 2013, net cash used in financing activities of discontinued operations was $14.0 million primarily due to Era Group's cash balance distributed in the Spin-off.
During 2012, net cash used in financing activities of continuing operations was $247.5 million. The Company:

•	purchased $5.5 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $5.7 million;

•	retired at maturity $171.0 million of the remaining principal balance outstanding of its 5.875% Senior Notes due 2012 for $171.0 million;

•	issued $350.0 million in principal amount of its 2.5% Convertible Senior Notes due 2027 for proceeds of $340.6 million, net of issue costs of $9.4 million;

•	borrowed $115.0 million and repaid $290.0 million under the SEACOR revolving credit facility;

•	issued other debt of $6.6 million;

•	made scheduled payments on long-term debt and capital lease obligations of $13.6 million;

•	had borrowings of $0.1 million and made repayments of $0.7 million on other working capital lines;

•	repaid $3.2 million of acquired debt;

•	made net repayments on inventory financing arrangements of $14.6 million;

•	paid a $5.00 per share dividend on Common Stock of $100.4 million to shareholders; and

•	acquired for treasury 1,377,798 shares of Common Stock for an aggregate purchase price of $119.6 million.
During 2012, net cash used in financing activities of discontinued operations was $12.9 million. The Company:

•	issued $200.0 million in principal amount of the Era Group Inc. 7.75% Senior Notes due 2022 for proceeds of $191.9 million, net of issue costs of $4.7 million; and

•	borrowed $88.0 million and repaid $290.0 million under the Era Group senior secured revolving credit facility.
During 2011, net cash used in financing activities of continuing operations was $25.3 million. The Company:

•	purchased $2.2 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $2.3 million;

•	had borrowings of $50.0 million under the SEACOR revolving credit facility and issued other debt of $2.9 million;

•	repaid $22.8 million for the redemption of facility financing;

•	made scheduled payments on long-term debt and capital lease obligations of $11.8 million;

•	had net borrowings on inventory financing arrangements of $20.2 million;

•	received $11.9 million for share award plans; and

•	acquired for treasury 843,400 shares of Common Stock for an aggregate purchase price of $71.3 million.
During 2011, net cash provided by financing activities of discontinued operations was $246.3 million primarily due to borrowings under Era Group's senior secured revolving credit facility.
Short and Long-Term Liquidity Requirements
To date, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future. The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program or other liquidity requirements, the Company may: use cash balances; sell securities; utilize construction reserve funds; sell assets; enter into sale and leaseback transactions for equipment; issue debt, shares of Common Stock or common stock of its subsidiaries or preferred stock; or a combination thereof. On August 9, 2013, the Company voluntarily terminated the SEACOR revolving credit facility.
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
Off-Balance Sheet Arrangements
On occasion, the Company and its partners will guarantee certain obligations on behalf of their 50% or less owned companies. As of December 31, 2013, the Company had the following guarantees in place:

•
The Company is a party to two international offshore marine 50% or less owned companies that obtained bank debt to finance the acquisition of offshore support vessels from the Company. The debt is secured by, among other things, a first preferred mortgage on the vessels. The bank also has the authority to require the parties to the joint ventures to fund uncalled capital commitments, as defined in the joint ventures’ partnership agreements. In such event, the Company would be required to contribute its allocable share of uncalled capital, which was $2.4 million, in the aggregate, as of December 31, 2013. The Company manages these vessels on behalf of the joint ventures and guarantees the outstanding charter receivables of one of the joint ventures if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of December 31, 2013, the Company’s contingent guarantee of the joint venture’s outstanding charter receivables was $1.1 million.

•
The Company is guarantor of 50% of the outstanding debt for a 50% or less owned company that owns two offshore high speed catamaran crew boats. The amount of the guarantees decline as principal payments are made and will terminate when the debt is repaid. The debt matures in 2015. As of December 31, 2013, the amount of the Company’s guarantee was $8.4 million.

•
The Company is guarantor of 50% of the outstanding debt for a Shipping Services 50% or less owned company that owns a U.S.-flag articulated tug-barge, up to a maximum of $5.0 million. The debt matures in 2017. As of December 31, 2013, the amount of the Company’s guarantee was $5.0 million.

Contractual Obligations and Commercial Commitments
The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2013 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Contractual Obligations:
Long-term Debt (1)	1,347,659	84,781	110,504	103,189	1,049,185
Capital Purchase Obligations(2)	547,033	304,887	232,831	9,315
Operating Leases(3)	293,706	43,940	78,170	68,676	102,920
Purchase Obligations(4)	76,134	76,134	—	—	—
Other(5)	2,067	1,904	20	—	143
	2,266,599	511,646	421,525	181,180	1,152,248
Other Commercial Commitments:
Joint Venture Guarantees(6)	16,853	700	8,550	7,603	—
Letters of Credit	27,066	26,072	994	—	—
	43,919	26,772	9,544	7,603	—
	2,310,518	538,418	431,069	188,783	1,152,248

 ______________________

(1)	Maturities of the Company’s borrowings and interest payments pursuant to such borrowings are based on contractual terms.

(2)
Capital purchase obligations represent commitments for the purchase of property and equipment. These commitments are not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2013 as the Company has not yet received the goods or taken title to the property.

(3)	Operating leases primarily include leases of vessels, barges, tankers and other property that have a remaining term in excess of one year.

(4)
Purchase obligations primarily include future commodity purchase commitments for the Company's agriculture commodity trading activities as of December 31, 2013. These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by the Company’s vendors within a short period of time.

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
Contingencies
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by ORM, a subsidiary of the Company prior to the ORM Transaction, during the Deepwater Horizon oil spill response and clean-up in the U.S Gulf of Mexico. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig "Deepwater Horizon", MDL No. 2179 filed in the U.S. District Court for the Eastern District of Louisiana ("MDL"). The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action and pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL, discussed further below. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
On December 15, 2010, ORM and NRC, subsidiaries of the Company prior to the ORM Transaction and SES Business Transaction (see Note 1), respectively, were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Subsequent to the filing of the referenced master complaint, ten additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. By court order, all of these additional individuals cases have been stayed until further notice. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 13, 2011, the Company was named as a defendant in Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), an action in which plaintiff, a former employee, alleges sustaining personal injuries in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case is subject to the MDL Court’s stay of individual proceedings, the employee moved to sever his case from the MDL on July 16, 2012, which the Court denied on March 5, 2013. The employee filed a motion asking the Court to reconsider, which was denied on May 3, 2013, and the employee filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) on May 22, 2013. On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction, which was granted on August 16, 2013. The same company employee has also brought a claim in the M/V Seacor Vanguard vessel’s limitation action in the MDL which relates to any actions that may have been taken by vessels owned by the Company to extinguish the fire. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.)., which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to

ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., and M-I L.L.C. also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC have asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. Transcoean's limitation, and thus the remainder of the aforementioned cross-claims, remains pending. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the plaintiffs by exposing them to dispersants during the course and scope of their employment. The case was removed to the U.S. District Court for the Northern District of Florida on January 13, 2013, Abney et al. v. Plant Performance Services, LLC et la., No. 3:13-CV-00024 (N.D. Fla.), and on January 16, 2013, the United States Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order (“CTO”) transferring the case to the MDL, subject to any timely-filed notice of objection from the plaintiffs. Upon receipt of a notice of objection from the plaintiffs, a briefing schedule was set by the JPML, and so a stay of proceedings and suspension of deadlines was sought and obtained by the Court in the U.S. District Court for the Northern District of Florida. Following briefing before the JPML, the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response.  A CTO was issued by the JPML on May 2, 2013, no objection was filed by the plaintiffs, and the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on May 10, 2013.  By court order, both of these matters have been stayed until further notice. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company ("BP America") (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP. The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012. A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages Class Action Settlement ("E&P Settlement") on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement ("Medical Settlement") on January 11, 2013. Both class action settlements were appealed to the Fifth Circuit. Following briefing and remand to the MDL court concerning a specific issue, the Medical Settlement appellants moved to voluntarily dismiss their appeals, which the Fifth Circuit granted on December 4, 2013. The Fifth Circuit affirmed the MDL Court's decision concerning the E&P Settlement on January 10, 2014. Although neither the Company, ORM, or NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, barring any further appeal, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the Company and ORM's potential exposure, if any, from some of the pending actions described above, and continues to evaluate the settlements' impacts on these cases.
On January 29, 2013, HEPACO, LLC ("HEPACO"), served a demand for arbitration upon ORM, in which HEPACO claims that ORM owes HEPACO an additional fee of $20,291,178.92 under the parties' Management Services Agreement (“MSA”), dated June 1, 2010.  According to HEPACO, the MSA requires ORM to pay HEPACO an additional fee of 30% of total charges paid under the MSA ("Surcharge") to compensate HEPACO for U.S. Longshoremen's and Harbor Workers' insurance or Jones Act insurance and related risks attendant to the work when a contract requires labor to be performed over, adjoining and/or in water. ORM denies liability for the Surcharge, intends to vigorously defend against the claim, and has sought indemnity for any resulting judgment and related attorneys' fees from BP America and BP Exploration. ORM has advised BP that, pursuant to the Bridge Agreement HOU-WL4-3066 between BP and ORM, effective as of June 1, 2010, under which ORM managed and oversaw, for BP, subcontractors, such as HEPACO, in connection with on-shore services related to the BP Deepwater Horizon oil spill, BP ultimately is responsible for the payment of the Surcharge should HEPACO be determined to be entitled to recover it under the MSA.

ORM is defending against three collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon oil spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”).  These cases - Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”); Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”); and Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”) - were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors.  The Prejean, Himmerite and Singleton Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the overall MDL, in which the Himmerite and Singleton Actions were stayed pursuant to procedures of the MDL.  However, all three cases were severed from the MDL on September 19, 2013, and referred to a Magistrate Judge for pretrial case management, including issuing a scheduling order, overseeing discovery, and any other preliminary matters.  On October 31, 2013, ORM filed an answer in both the Himmerite and Singleton Actions.  In the Himmerite and Singleton Actions, pursuant to an earlier tolling order entered by the Court, the limitations periods for potential plaintiffs to opt-in to those actions have been tolled pending further action by the Court.  In the Prejean Action, ORM has answered the complaint and a scheduling order has been issued. On November 6, 2013, the Court conditionally certified a collective class in the Prejean Action.  On December 9, 2013 the Court approved a jointly-submitted form notice and authorized the issuance of notice to all members of the conditionally certified class in the Prejean Action. On December 20, 2013, ORM served plaintiffs’ counsel with a list containing information for approximately 330 potential class members in the Prejean Action. Pursuant to the schedule entered by the Court, potential class members have until February 28, 2014 to opt into the class by submitting consent forms to their attorneys. Plaintiffs’ counsel has until March 10, 2014 to file all executed consent forms with the Court. Although the Court has conditionally certified the Prejean class, the Court has not made a final ruling on whether a class exists. The Company intends to vigorously defend its position that a class should not be certified, and intends on filing a motion to decertify the Prejean class. The Court has also not yet ruled on any of the merits of Plaintiffs’ claims. On February 11, 2014, the parties in the Singleton Action reached a full and final settlement agreement with respect to all of the Plaintiff’s individual claims, which is pending final execution by certain parties.  Once executed, the settlement agreement will be filed with the Court for approval. The Company is unable to estimate the potential exposure, if any, resulting from any of these DPH FLSA Actions, but believes they are without merit and will continue to vigorously defend against them.
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
In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Certain subsidiaries of the Company are participating employers in industry-wide, multi-employer, defined benefit pension funds in the United Kingdom, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”) and the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF relates to officers employed between 1978 and 2002 and its participation in the MNRPF relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Both of these plans are in deficit positions and depending upon the results of future actuarial valuations, it is possible that the plans could experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received. The Company has one active employee participating in the MNOPF plan and none in the MNRPF plan.
Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. The Company has been invoiced and expensed its allocated share of the cumulative funding deficits, including portions deemed uncollectible due to the non-existence or liquidation of certain participating employers.
Based on an actuarial valuation of the MNRPF in March 2008, the Company was advised that its share of a $281.0 million (£175.0 million) accumulated funding deficit was $1.0 million (£0.6 million). The accumulated funding deficit is being recovered by additional annual contributions from current employers and is subject to adjustment following the results of future tri-annual actuarial valuations. Based on an actuarial valuation of the MNRPF in March 2011, the Company was advised that the funding deficit had increased to $359.3 million (£217.0 million) of which the Company’s share is $0.3 million (£0.2 million). The recovery plans for the additional funding deficit are still being considered.
AMOPP. Certain subsidiaries of the Company are participating employers in industry-wide, multi-employer defined benefit pension plans in the United States, specifically the American Maritime Officers Pension Plan (the "AMOPP"). The Company’s participation in this plan relates to certain employees of the Company’s Shipping Services business segment.
Under federal pension law, the AMOPP was deemed in critical status for the 2009 and 2010 plan years. The AMOPP was frozen in January 2010 and a ten year rehabilitation plan was adopted by the AMOPP trustees in February 2010 whereby benefit changes and increased contributions by participating employers were expected to improve the funded status of the AMOPP. On December 28, 2012, the AMOPP was elevated to endangered status primarily as a result of favorable investment performance and the rehabilitation plan adopted by the AMOPP trustees. Based on an actuarial valuation performed as of September 30, 2012, the latest period for which an actuarial valuation is available, if the Company had chose to withdraw from the AMOPP at that time, its withdrawal liability would have been $45.6 million. That liability may change in future years based on various factors, primarily employee census. As of December 31, 2013, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
Related Party Transactions
The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Mr. Charles Fabrikant, the Executive Chairman of SEACOR, companies controlled by Mr. Fabrikant, and trusts for the benefit of Mr. Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. In the years ended December 31, 2013, 2012 and 2011, Mr. Fabrikant and his affiliates earned $0.9 million, $0.8 million and $1.1 million, respectively, of net barge pool results (after payment of $0.2 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2013 and 2012, the Company owed Mr. Fabrikant and his affiliates $0.6 million and $0.4 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates participate in the barge pools on the same terms and conditions as other pool participants who are unrelated to the Company.
ICP sells certain non-ethanol alcohol finished goods to ICP's minority interest holder. During the year ended December 31, 2012, ICP's minority interest holder operated under a marketing agreement with ICP for non-ethanol alcohol production, which expired on January 1, 2013. During the year ended December 31, 2013, ICP continued to sell non-ethanol alcohol finished goods to ICP's minority interest holder for resale purposes and also independently sold non-ethanol alcohol finished goods directly to unrelated third party customers. During the years ended December 31, 2013 and 2012, the Company sold $6.6 million and $44.8 million, respectively to ICP's minority interest holder. As of December 31, 2013 and 2012, ICP had accounts receivable of $1.8 million and $4.7 million from its minority interest holder. ICP's minority interest holder has payment terms comparable to other ICP customers purchasing the same types of non-ethanol alcohol finished goods.
Mr. Fabrikant is also a director of Diamond Offshore Drilling, Inc. (“Diamond”), which is also a customer of the Company. The total amount earned from business conducted with Diamond did not exceed $5.0 million in any of the years ended December 31, 2013, 2012 and 2011.
Mr. Fabrikant and Mr. Lorentzen are also directors of Era Group, which is also customer of the Company. Furthermore, following the Spin-Off the Company has provided certain transition services to Era Group. The total amount earned from business conducted with Era, including transition services provided, did not exceed $5.0 million during the year ended December 31, 2013.
Critical Accounting Policies and Estimates
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
ICP earns revenues from the sale of alcohol, co-products and by-products. Revenues and related costs from these sales are recorded when title transfers to the buyer.
Trade Receivables. Customers of Offshore Marine Services and Shipping Services are primarily major and independent oil and gas exploration and production companies. Customers of Inland River Services are primarily major agricultural and industrial companies based within the United States. Customers of ICP include petrochemical, agricultural and industrial companies based within the United States. Customers of the Company's other business activities primarily include industrial companies and distributors. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.
Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of income as derivative losses, net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying consolidated statements of income as derivative losses, net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s 50% or less owned companies are also reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage, with reclassifications and ineffective portions being included in equity in earnings (losses) of 50% or less owned companies, net of tax, in the accompanying consolidated statements of income.
Inventories. Inventories are stated at the lower of cost (using the first-in, first-out and average cost methods) or market. Inventories consist primarily of fuel and fuel oil in the Company’s Offshore Marine Services, Shipping Services and Inland River Services segments. Inventories in ICP consist primarily of corn, high quality alcohol and fuel alcohol. Inventories in the Company's other business activities consist of sugar, rice and salt. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market.
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
As of December 31, 2013, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

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
Impairment of 50% or Less Owned Companies. The Company performs regular reviews of each 50% or less owned company's financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When a 50% or less owned company has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, and when the Company expects the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of 50% or less owned companies, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the 50% or less owned company.
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
In the normal course of business, the Company may be subject to challenges from tax authorities regarding the amount of taxes due. These challenges may alter the timing or amount of taxable income or deductions. As part of the calculation of income tax expense, the Company determines whether the benefits of its tax positions are at least more likely than not of being sustained based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained, the Company accrues the largest amount of the tax benefit that is more likely than not of being sustained. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of its tax benefits and actual results could vary materially from these estimates.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies that are not designated as fair value hedges. As of December 31, 2013, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $25.9 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Brazil, Mexico, Central and South America, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. An adverse change of 10% in the underlying foreign currency exchange rates would reduce income by $0.8 million, net of tax.
As of December 31, 2013, the Company advanced intercompany loans of £6.0 million ($10.0 million) to a United Kingdom subsidiary. A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2013 would result in foreign currency losses of $0.7 million, net of tax.
The Company has foreign currency exchange risks related to its operations where its functional currency is the pound sterling, primarily related to vessel operations that are conducted from ports located in the United Kingdom. Net consolidated assets of £39.4 million ($63.1 million) are included in the Company’s consolidated balance sheets as of December 31, 2013. A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2013, would increase other comprehensive loss by $4.1 million, net of tax, due to translation. In addition, the Company has long-term debt of €21.7 million (£18.1 million). A 10% weakening in the exchange rate of the Euro against the pound sterling as of December 31, 2013 would result in foreign currency losses of $1.9 million, net of tax. SEACOR also provided $8.2 million (£4.9 million) U.S. dollar denominated loans to a United Kingdom subsidiary. A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2013 would result in foreign currency losses of $0.6 million, net of tax.
As of December 31, 2013, the Company held marketable securities with a fair value of $24.3 million, consisting of equity securities. As of December 31, 2012, the Company held marketable securities with a fair value of $21.7 million, including $9.0 million in fixed income investments consisting of corporate debt securities and foreign government bonds, and $12.7 million in equity securities. From time to time, the Company may increase its level of investment in fixed income securities including U.S. government bonds, foreign government bonds, state and municipal bonds, and corporate notes with maturities ranging from a few months to many years. The fair value of such investments fluctuates based on market interest rates and the creditworthiness of the issuers of the securities. When making substantial investments in fixed income securities, the Company manages its risk associated with these investments by analyzing the creditworthiness of issuers and utilizing other techniques that may include maintaining a ladder of maturities. The Company’s investment in equity securities primarily includes positions in energy, marine, transportation and other related businesses. A 10% decline in the value of the Company’s investments in marketable securities as of December 31, 2013, would reduce income by $1.5 million, net of tax.
The Company held positions in short sales of marketable equity securities with a fair value of $10.7 million and $8.3 million as of December 31, 2013 and 2012, respectively. The Company’s short sales of marketable equity securities primarily include positions in energy, marine, transportation and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of December 31, 2013 would reduce income by $0.7 million, net of tax.
The Company held positions in publicly traded equity options that may convey to the Company a right or obligation to engage in a future transaction with respect to the underlying equity security. The Company’s investment in equity options primarily includes positions in energy, marine, transportation and other related businesses. These investments have short-term maturities and their market values fluctuate based on changes in the price and volatility of the underlying security, the strike price of the option and the time to expiration. As of December 31, 2013, the Company had an asset of $0.2 million having marked to market its positions in these publicly traded equity options.
The Company’s outstanding debt is primarily in fixed interest rate instruments. Although the fair value of these debt instruments will vary with changes in interest rates, the Company’s operations are not significantly affected by interest rate fluctuations.
As of December 31, 2013, the Company had other variable rate debt instruments (due 2018 through 2023) totaling $22.4 million that call for the Company to pay interest based on LIBOR or Euribor plus applicable margins. The interest rates reset either monthly or quarterly. As of December 31, 2013, the average interest rate on these borrowings was 2.4%.
As of December 31, 2013, the Company had interest rate swap agreements with an amortized notional value of $88.2 million. These agreements call for the Company to pay a fixed interest rate ranging from 2.25% to 3.05% and receive interest payments based on LIBOR or Euribor. As of December 31, 2013, the Company had a liability of $1.6 million having marked to market its positions in these interest rate swap agreements.
The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. ICP routinely enters into exchange traded positions (primarily corn futures) to offset its net commodity market exposure on raw material and finished goods inventory balances. Agricultural commodity trading and logistics business includes its fixed price future purchase and sale contracts of sugar in the Company’s non-exchange traded derivative positions and enters into exchange traded positions to protect these purchase and sales contracts from market changes. As of December 31, 2013, the net market exposure to corn and sugar under these positions was not material. The Company also enters into exchange traded positions (primarily natural gas, crude oil, gasoline, corn and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s offshore marine and inland river businesses. As of December 31, 2013, these positions were not material. As of December 31, 2013, the fair value of these exchange and non-exchange commodity contracts was an asset of $5.7 million, net.
The Company enters and settles various positions in U.S. treasury notes and bonds through rate locks, futures or options on futures tied to U.S. treasury notes. The general purpose of these transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates, which might lead to higher interest costs for the Company. As of December 31, 2013, there were no positions outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes are included in Part IV of this Form 10-K and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2013. The Company’s disclosure controls and procedures have been designed to ensure that the Company records, processes, accumulates and communicates information to management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

With respect to the Company’s controls over the application and monitoring of the accounting for income taxes, the Company did not have controls designed and in place to provide effective oversight of the work performed by, and the accuracy of financial information provided by, third-party tax advisors for significant non-routine business transactions. This control deficiency, which was discovered in late February 2014, resulted in a misstatement of the provision of income taxes within the condensed consolidated financial statements in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, June 30 and September 30, 2013. This control deficiency could result in further misstatement on future non-routine business transactions that would result in material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.   The Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013 because of the material weakness in internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting.
Plan of Remediation of Material Weakness
Management is taking steps to remediate the material weakness, including the development of enhanced policies and procedures governing oversight and evaluation of the accounting for income taxes over significant non-routine business transactions.  Management believes the additional control procedures, when implemented and validated, will fully remediate this material weakness.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The information required to be disclosed pursuant to this Item 12 is incorporated in its entirety herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" portion of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be disclosed pursuant to this Item 13 is incorporated in its entirety herein by reference to the "Certain Relationships and Related Transactions" portion of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be disclosed pursuant to this Item 14 is incorporated in its entirety herein by reference to the "Ratification or Appointment of Independent Auditors" portion of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

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

10.26+	Compensation Arrangements for the Executive Officers.

Exhibit Number	Description
10.27+	Compensation of Non-Employee Directors.
21.1	List of Registrant’s Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2013, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: March 3, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/S/ RICHARD RYAN	Senior Vice President and	March 3, 2014
Richard Ryan	Chief Financial Officer (Principal Financial Officer)
/S/ MATTHEW CENAC	Vice President and	March 3, 2014
Matthew Cenac	Chief Accounting Officer (Principal Accounting Officer)
/S/ CHARLES FABRIKANT	Executive Chairman and Director	March 3, 2014
Charles Fabrikant	(Principal Executive Officer)
/S/ OIVIND LORENTZEN	President, Chief Executive Officer	March 3, 2014
Oivind Lorentzen	and Director
/S/ DAVID BERZ	Director	March 3, 2014
David Berz
/S/ PIERRE DE DEMANDOLX	Director	March 3, 2014
Pierre De Demandolx
/S/ ANDREW R. MORSE	Director	March 3, 2014
Andrew R. Morse
/S/ CHRISTOPHER REGAN	Director	March 3, 2014
Christopher Regan
/S/ STEVEN J. WISCH	Director	March 3, 2014
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
Management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control – Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Based on the evaluation performed, management identified the material weakness described below in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
With respect to the Company’s controls over the application and monitoring of the accounting for income taxes, the Company did not have controls designed and in place to provide effective oversight of the work performed by, and the accuracy of financial information provided by, third-party tax advisors for significant non-routine business transactions. This control deficiency, which was discovered in late February 2014, resulted in a misstatement of the provision of income taxes within the condensed consolidated financial statements in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, June 30 and September 30, 2013. This control deficiency could result in further misstatement on future non-routine business transactions that would result in material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has concluded that this control deficiency constitutes a material weakness.
Because of the above described material weakness in internal control over financial reporting, management, including the Company’s principal executive officer and principal financial officer, concluded, that as of December 31, 2013, the Company's internal control over financial reporting was not effective based on those criteria.
SEACOR’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, the independent registered public accounting firm that has also audited SEACOR’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on SEACOR’s internal control over financial reporting is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of SEACOR Holdings Inc.
We have audited SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). SEACOR Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. A material weakness exists in internal control resulting from design control deficiencies over the oversight of the work performed by, and the accuracy of financial information provided by, third-party tax advisors for significant non-routine business transactions. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SEACOR Holdings Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2013. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated March 3, 2014, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, SEACOR Holdings Inc. has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Boca Raton, Florida
March 3, 2014

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of SEACOR Holdings Inc.
We have audited the accompanying consolidated balance sheets of SEACOR Holdings Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEACOR Holdings Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Boca Raton, Florida
March 3, 2014

SEACOR HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$527,435	$248,204
Restricted cash	12,175	28,285
Marketable securities	24,292	21,668
Receivables:
Trade, net of allowance for doubtful accounts of $1,162 and $1,201 in 2013 and 2012, respectively	215,768	224,944
Other	48,181	45,334
Inventories	27,615	25,787
Deferred income taxes	116	3,530
Prepaid expenses and other	6,701	12,719
Discontinued operations	—	108,153
Total current assets	862,283	718,624
Property and Equipment:
Historical cost	2,199,183	2,238,383
Accumulated depreciation	(866,330)	(763,803)
	1,332,853	1,474,580
Construction in progress	143,482	110,296
Net property and equipment	1,476,335	1,584,876
Investments, at Equity, and Advances to 50% or Less Owned Companies	440,853	272,535
Construction Reserve Funds & Title XI Reserve Funds	261,739	195,629
Goodwill	17,985	17,978
Intangible Assets, Net	12,423	15,305
Other Assets	44,615	55,123
Discontinued Operations	—	840,724
	$3,116,233	$3,700,794
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$45,323	$21,920
Accounts payable and accrued expenses	85,477	107,892
Accrued wages and benefits	29,510	19,303
Accrued interest	5,849	5,226
Accrued income taxes	17,733	8,089
Short sales of marketable securities	10,697	8,277
Accrued capital, repair and maintenance expenditures	19,975	8,013
Deferred revenues	6,592	6,592
Other current liabilities	33,263	40,493
Discontinued operations	—	39,836
Total current liabilities	254,419	265,641
Long-Term Debt	834,118	655,309
Deferred Income Taxes	457,827	426,027
Deferred Gains and Other Liabilities	144,441	120,401
Discontinued Operations	—	490,741
Total liabilities	1,690,805	1,958,119
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 37,219,201 and 36,740,324 shares issued in 2013 and 2012, respectively	372	367
Additional paid-in capital	1,394,621	1,330,324
Retained earnings	1,095,270	1,473,509
Shares held in treasury of 16,837,113 and 16,852,391 in 2013 and 2012, respectively, at cost	(1,088,219)	(1,088,560)
Accumulated other comprehensive loss, net of tax	(1,192)	(1,986)
	1,400,852	1,713,654
Noncontrolling interests in subsidiaries	24,576	29,021
Total equity	1,425,428	1,742,675
	$3,116,233	$3,700,794
The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	For the years ended December 31,
	2013	2012	2011
Operating Revenues	$1,247,272	$1,308,297	$1,032,497
Costs and Expenses:
Operating	908,871	977,469	745,553
Administrative and general	141,348	166,743	131,772
Depreciation and amortization	134,518	131,667	106,873
	1,184,737	1,275,879	984,198
Gains on Asset Dispositions and Impairments, Net	37,507	23,987	18,839
Operating Income	100,042	56,405	67,138
Other Income (Expense):
Interest income	15,467	17,360	12,879
Interest expense	(42,592)	(37,891)	(39,759)
Debt extinguishment losses, net	—	(160)	(99)
Marketable security gains (losses), net	5,803	12,891	(7,893)
Derivative losses, net	(8,323)	(2,812)	(30,055)
Foreign currency gains (losses), net	(3,351)	1,631	540
Other, net	586	7,148	1,018
	(32,410)	(1,833)	(63,369)
Income from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	67,632	54,572	3,769
Income Tax Expense (Benefit):
Current	16,176	47,582	30,569
Deferred	10,571	(23,401)	(27,259)
	26,747	24,181	3,310
Income from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	40,885	30,391	459
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	7,264	(5,764)	9,908
Income from Continuing Operations	48,149	24,627	10,367
Income (Loss) from Discontinued Operations, Net of Tax	(10,325)	35,832	31,783
Net Income	37,824	60,459	42,150
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	854	(756)	1,094
Net Income attributable to SEACOR Holdings Inc.	$36,970	$61,215	$41,056

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$47,195	$25,343	$9,273
Discontinued operations	(10,225)	35,872	31,783
	$36,970	$61,215	$41,056

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$2.37	$1.24	$0.44
Discontinued operations	(0.51)	1.76	1.50
	$1.86	$3.00	$1.94
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$2.32	$1.22	$0.43
Discontinued operations	(0.50)	1.73	1.48
	$1.82	$2.95	$1.91
Weighted Average Common Shares Outstanding:
Basic	19,893,954	20,426,770	21,119,461
Diluted	20,293,287	20,775,896	21,466,843
Special Cash Dividend Declared and Paid Per Common Share of SEACOR Holdings Inc.	$—	$5.00	$—
The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2013	2012	2011
Net Income	$37,824	$60,459	$42,150
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	859	4,477	(1,089)
Reclassification of foreign currency translation (gains) losses to foreign currency gains (losses), net	(222)	833	342
Derivative gains (losses) on cash flow hedges	109	(1,710)	(4,532)
Reclassification of derivative losses on cash flow hedges to interest expense	—	2,000	2,867
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	622	724	765
Reclassification of net derivative losses on cash flow hedges to derivative losses, net upon dedesignation	—	3,272	—
Other	17	21	116
	1,385	9,617	(1,531)
Income tax (expense) benefit	(457)	(3,216)	494
	928	6,401	(1,037)
Comprehensive Income	38,752	66,860	41,113
Comprehensive Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	933	(327)	976
Comprehensive Income attributable to SEACOR Holdings Inc.	$37,819	$67,187	$40,137

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Year Ended December 31, 2010	$361	$1,225,296	$1,471,623	$(903,004)	$(7,039)	$10,128	$1,797,365
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,971	—	—	2,971
Exercise of stock options	1	8,776	—	—	—	—	8,777
Director stock awards	—	363	—	—	—	—	363
Restricted stock and restricted stock units	2	123	—	1	—	—	126
Purchase of treasury shares	—	—	—	(71,290)	—	—	(71,290)
Amortization of share awards	—	21,589	—	—	—	—	21,589
Cancellation of restricted stock	—	365	—	(365)	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	(303)	—	—	—	(2,092)	(2,395)
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	10,284	10,284
Disposition of subsidiary with noncontrolling interests	—	—	—	—	—	(49)	(49)
Issuance of noncontrolling interests	—	—	—	—	—	1,853	1,853
Dividends paid to noncontrolling interests	—	—	—	—	—	(2,644)	(2,644)
Net Income	—	—	41,056	—	—	1,094	42,150
Other comprehensive loss	—	—	—	—	(919)	(118)	(1,037)
Year Ended December 31, 2011	364	1,256,209	1,512,679	(971,687)	(7,958)	18,456	1,808,063
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,963	—	—	2,963
Exercise of stock options	2	8,250	—	—	—	—	8,252
Director stock awards	—	359	—	—	—	—	359
Restricted stock and restricted stock units	1	443	—	(96)	—	—	348
Windcat Acquisition	—	585	—	—	—	—	585
Issuance of conversion option in convertible debt, net of tax	—	31,359	—	—	—	—	31,359
Special Cash Dividend	—	—	(100,385)	—	—	—	(100,385)
Purchase of treasury shares	—	—	—	(119,551)	—	—	(119,551)
Amortization of share awards	—	32,930	—	—	—	—	32,930
Cancellation of restricted stock	—	189	—	(189)	—	—	—
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	13,710	13,710
Issuance of noncontrolling interests	—	—	—	—	—	83	83
Dividends paid to noncontrolling interests	—	—	—	—	—	(2,901)	(2,901)
Net Income (Loss)	—	—	61,215	—	—	(756)	60,459
Other comprehensive income	—	—	—	—	5,972	429	6,401
Year Ended December 31, 2012	367	1,330,324	1,473,509	(1,088,560)	(1,986)	29,021	1,742,675

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued) (in thousands)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,770	—	—	1,770
Exercise of stock options	3	18,222	—	—	—	—	18,225
Director stock awards	—	210	—	—	—	—	210
Restricted stock and restricted stock units	2	(24)	—	135	—	—	113
Issuance of conversion option in convertible debt, net of tax	—	30,652	—	—	—	—	30,652
Distribution of Era Group stock to shareholders	—	—	(415,209)	—	(55)	(107)	(415,371)
Share award settlements for Era Group employees and directors	—	(631)	—	—	—	—	(631)
Amortization of share awards	—	14,304	—	—	—	—	14,304
Cancellation of restricted stock	—	1,564	—	(1,564)	—	—	—
Disposition of subsidiary with noncontrolling interests	—	—	—	—	—	(1,125)	(1,125)
Issuance of noncontrolling interests	—	—	—	—	—	40	40
Dividends paid to noncontrolling interests	—	—	—	—	—	(4,186)	(4,186)
Net Income	—	—	36,970	—	—	854	37,824
Other comprehensive income	—	—	—	—	849	79	928
Year Ended December 31, 2013	$372	$1,394,621	$1,095,270	$(1,088,219)	$(1,192)	$24,576	$1,425,428

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the years ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities of Continuing Operations:
Income from Continuing Operations	$48,149	$24,627	$10,367
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	134,518	131,667	106,873
Amortization of deferred gains on sale and leaseback transactions	(10,687)	(16,652)	(22,191)
Debt discount amortization, net	10,551	1,266	828
Amortization of share awards	14,304	32,930	21,589
Director stock awards	211	357	359
Bad debt expense (income)	170	1,311	(56)
Gains on asset dispositions and impairments, net	(37,507)	(23,987)	(18,839)
Debt extinguishment losses, net	—	160	99
Marketable security (gains) losses, net	(5,803)	(12,891)	7,893
Purchases of marketable securities	(7,387)	(40,396)	(117,145)
Proceeds from sale of marketable securities	12,791	36,537	178,016
Derivative losses, net	8,323	2,812	30,055
Cash settlements on derivative transactions, net	(11,398)	(11,868)	(20,636)
Foreign currency (gains) losses, net	3,351	(1,631)	(540)
Deferred income tax expense (benefit)	10,571	(23,401)	(27,259)
Equity in (earnings) losses of 50% or less owned companies, net of tax	(7,264)	5,764	(9,908)
Dividends received from 50% or less owned companies	9,490	6,606	8,346
Other, net	1,528	542	484
Changes in operating assets and liabilities:
(Increase) decrease in receivables	8,873	18,775	(18,562)
(Increase) decrease in prepaid expenses and other assets	(2,597)	6,655	(1,672)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,839	(57,696)	(13,473)
Net cash provided by operating activities of continuing operations	185,026	81,487	114,628
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(195,901)	(239,350)	(165,264)
Proceeds from disposition of property and equipment	263,854	114,032	75,733
Investments in and advances to 50% or less owned companies	(171,476)	(45,572)	(41,313)
Return of investments and advances from 50% or less owned companies	18,268	87,275	22,422
Net advances on revolving credit line to 50% or less owned companies	—	(300)	(4,339)
(Issuances of) payments received on third party leases and notes receivable, net	16,423	36,033	(26,742)
Net (increase) decrease in restricted cash	15,301	(7,004)	(8,630)
Net (increase) decrease in construction reserve funds and title XI reserve funds	(66,110)	64,345	63,911
Business acquisitions, net of cash acquired	(11,127)	(148,088)	(90,588)
Net cash used in investing activities of continuing operations	(130,768)	(138,629)	(174,810)

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in thousands)

	For the years ended December 31,
	2013	2012	2011
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt and capital lease obligations	(18,164)	(484,153)	(36,898)
Net borrowings (repayments) under inventory financing arrangements	1,526	(14,600)	20,210
Proceeds from issuance of long-term debt, net of offering costs	176,586	414,051	52,877
Proceeds from issuance of conversion option in convertible debt, net of offering costs	47,157	48,245	—
Special Cash Dividend	—	(100,385)	—
Common stock acquired for treasury	—	(119,551)	(71,290)
Share award settlements for Era Group employees and directors	(357)	—	—
Proceeds and tax benefits from share award plans	19,972	11,683	11,888
Purchase of subsidiary shares from noncontrolling interests	—	—	(1,149)
Dividends paid to noncontrolling interests, net	(4,146)	(2,818)	(915)
Net cash provided by (used in) financing activities of continuing operations	222,574	(247,528)	(25,277)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	477	2,087	1,517
Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	277,309	(302,583)	(83,942)
Cash Flows from Discontinued Operations:
Operating Activities	24,298	189,216	21,305
Investing Activities	(8,502)	(7,665)	(157,146)
Financing Activities	(14,017)	(12,919)	246,260
Effect of Exchange Rate Changes on Cash and Cash Equivalents	143	673	442
Net Increase in Cash and Cash Equivalents from Discontinued Operations	1,922	169,305	110,861
Net Increase (Decrease) in Cash and Cash Equivalents	279,231	(133,278)	26,919
Cash and Cash Equivalents, Beginning of Year	248,204	381,482	354,563
Cash and Cash Equivalents, End of Year	$527,435	$248,204	$381,482

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES
Nature of Operations and Segmentation. SEACOR Holdings Inc. (“SEACOR”) and its subsidiaries (collectively referred to as the “Company”) are in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas, shipping and logistics industries. Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified the following reporting segments:
Offshore Marine Services. Offshore Marine Services operates a diverse fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. The vessels deliver cargo and personnel to offshore installations; handle anchors and mooring equipment required to tether rigs to the seabed; tow rigs and assist in placing them on location and moving them between regions; and carry and launch equipment such as remote operated vehicles or “ROVs” used underwater in drilling, well-completion and emergencies. In addition to supporting drilling activities, Offshore Marine Services' vessels support offshore construction and maintenance work, provide accommodations for technicians and specialists, and provide standby safety support and emergency response services. Offshore Marine Services also operates a fleet of lift boats in the U.S. Gulf of Mexico supporting well intervention, work-over, decommissioning and diving operations and has a controlling interest in a business that owns and operates vessels primarily used to move personnel and supplies to offshore wind farms. In addition, Offshore Marine Services offers logistics services in support of offshore oil and gas exploration, development and production operations, including shore bases, marine transport and other supply chain management services.  Offshore Marine Services contributed 45%, 40% and 36% of consolidated operating revenues in 2013, 2012 and 2011, respectively.
Inland River Services. Inland River Services owns, operates, invests in and markets river transportation equipment primarily used for moving agricultural and industrial commodities, and chemical and petrochemical products, on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries, and the Gulf Intracoastal Waterways. Internationally, Inland River Services has operations on the Magdalena River in Colombia and noncontrolling interests in operations on the Parana-Paraguay River Waterways and in a transshipment terminal at the Port of Ibicuy, Argentina. In addition to its primary barge business, Inland River Services also owns, operates and invests in high-speed multi-modal terminal facilities for both dry and liquid commodities and provides a broad range of services including machine shop, gear and engine repairs, and the repair and drydocking of barges and towboats at strategic locations on the U.S. Inland River Waterways. Inland River Services contributed 17%, 17% and 18% of consolidated operating revenues in 2013, 2012 and 2011, respectively.
Shipping Services. Shipping Services invests in, operates and leases a diversified fleet of U.S.-flag and foreign-flag marine transportation related assets, including deep-sea cargo vessels primarily servicing the U.S. coastwise petroleum trade, harbor tugs servicing vessels docking in the U.S. Gulf and East Coast ports and foreign-flag Very Large Gas Carriers ("VLGC's") through its noncontrolling investment in Dorian LPG. Additional assets and services include liner and short-sea transportation to and from ports in Florida, Puerto Rico, the Bahamas and Western Caribbean, a terminal support and bunkering operation in St. Eustatius, a U.S.-flag articulated tug and dry-bulk barge operating on the Great Lakes and technical ship management services. Shipping Services contributed 16%, 14% and 16% of consolidated operating revenues in 2013, 2012 and 2011, respectively.
Illinois Corn Processing. Illinois Corn Processing LLC ("ICP") operates an alcohol manufacturing, storage and distribution facility located in Pekin, IL. A flexible production platform and infrastructure enables ICP to produce, store, and distribute a variety of high quality alcohol used in the food, beverage, industrial, and petrochemical end-markets as well as fuel grade ethanol. The capability to produce these specialized streams differentiates ICP from other fuel ethanol plants and positions it as a key supply partner to a broad customer base. The Company obtained a controlling interest in ICP on February 1, 2012 through the acquisition of a portion of its partner's interest. ICP contributed 16% and 14% of consolidated operating revenues in 2013 and 2012, respectively.
Other. The Company also has activities that are referred to and described under Other, which primarily include a noncontrolling investment in emergency and crisis services activities, agricultural commodity trading and logistics activities, lending and leasing activities and noncontrolling interests in various other businesses, primarily industrial aviation services businesses in Asia.

Discontinued Operations (see Note 16). The Company reports the historical financial position, results of operations and cash flows of disposed businesses as discontinued operations when it has no continuing interest in the business. On March 16, 2012, the Company sold National Response Corporation ("NRC"), NRC Environmental Services Inc., SEACOR Response Ltd., and certain other subsidiaries (collectively the “SES Business”) to J.F. Lehman & Company, a leading, middle-market private equity firm (the "SES Business Transaction"). On December 31, 2012, the Company sold SEACOR Energy Inc. ("SEI") to Par Petroleum Corporation. On January 31, 2013, the Company completed the spin-off ("Spin-off") of Era Group Inc. (“Era Group”)by means of a dividend to SEACOR's shareholders of all the issued and outstanding common stock of Era Group.
Basis of Consolidation. The consolidated financial statements include the accounts of SEACOR and its controlled subsidiaries. Control is generally deemed to exist if the Company has greater than 50% of the voting rights of a subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.
Noncontrolling interests in consolidated subsidiaries are included in the consolidated balance sheets as a separate component of equity. The Company reports consolidated net income inclusive of both the Company’s and the noncontrolling interests’ share, as well as the amounts of consolidated net income attributable to each of the Company and the noncontrolling interests. If a subsidiary is deconsolidated upon a change in control, any retained noncontrolled equity investment in the former controlled subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. If a subsidiary is consolidated upon a change in control, any previous noncontrolled equity investment in the subsidiary is measured at fair value and a gain or loss is recognized based on such fair value.
The Company employs the equity method of accounting for investments in 50% or less owned companies that it does not control but has the ability to exercise significant influence over the operating and financial policies of the business venture. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of a business venture. In certain circumstances, the Company may have an economic interest in excess of 50% but may not control and consolidate the business venture. Conversely, the Company may have an economic interest less than 50% but may control and consolidate the business venture. The Company reports its investments in and advances to these business ventures in the accompanying consolidated balance sheets as investments, at equity, and advances to 50% or less owned companies. The Company reports its share of earnings or losses from investments in 50% or less owned companies in the accompanying consolidated statements of income as equity in earnings (losses) of 50% or less owned companies, net of tax.
The Company employs the cost method of accounting for investments in 50% or less owned companies it does not control or exercise significant influence. These investments in private companies are carried at cost and are adjusted only for capital distributions and other-than-temporary declines in fair value.
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

	2013	2012	2011
Balance at beginning of year	$6,592	$9,845	$20,829
Revenues deferred during the year	—	3,806	7,402
Revenues recognized during the year	—	(7,059)	(18,386)
Balance at end of year	$6,592	$6,592	$9,845
As of December 31, 2013, deferred revenues included $6.6 million relating to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the "Conveyance") in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to August 17, 2012 are subject to bankruptcy court approval. The Company will recognize revenues as approved by the bankruptcy court. All costs and expenses related to these charters were recognized as incurred.

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
ICP earns revenues from the sale of alcohol, co-products and by-products. Revenues and related costs from these sales are recorded when title transfers to the buyer.
Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of U.S treasury securities, money market instruments, time deposits and overnight investments.
Restricted Cash. Restricted cash, primarily relates to income generated from the operations of certain of Shipping Services’ U.S.-flag product tankers and consists primarily of U.S. treasury securities (see Note 9).
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
Trade Receivables. Customers of Offshore Marine Services and Shipping Services are primarily major and independent oil and gas exploration and production companies. Customers of Inland River Services are primarily major agricultural and industrial companies based within the United States. Customers of ICP include petrochemical, agricultural and industrial companies based within the United States. Customers of the Company's other business activities primarily include industrial companies and distributors. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of income as derivative losses, net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying consolidated statements of income as derivative losses, net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s 50% or less owned companies are also reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage, with reclassifications and ineffective portions being included in equity in earnings (losses) of 50% or less owned companies, net of tax, in the accompanying consolidated statements of income.
Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk associated with its cash and cash equivalents, restricted cash, marketable securities and derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance of its significant counterparties. The Company is also exposed to concentrations of credit risk relating to its receivables due from customers in the industries described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material.
Inventories. Inventories are stated at the lower of cost (using the first-in, first-out and average cost methods) or market. Inventories consist primarily of fuel and fuel oil in the Company’s Offshore Marine Services, Shipping Services and Inland River Services segments. Inventories in ICP consist primarily of corn, high quality alcohol and fuel alcohol. Inventories in the Company's other business activities consist of sugar, rice and salt. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market. During the years ended December 31, 2013, 2012, and 2011, the Company recorded market write-downs of $0.2 million, $0.2 million and $0.3 million, respectively.
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
As of December 31, 2013, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

Offshore support vessels (excluding wind farm utility)	20
Wind farm utility vessels	10
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag product tankers	25
RORO(1) vessels	20
Harbor tugs	25
Ocean liquid tank barges	25
Terminal and manufacturing facilities	20
______________________

(1)	Roll on/Roll off ("RORO").

The Company’s major classes of property and equipment as of December 31 were as follows (in thousands):

	Historical Cost(1)	Accumulated Depreciation	Net Book Value
2013
Offshore support vessels (excluding wind farm utility)	$1,047,119	$(438,528)	$608,591
Wind farm utility vessels	65,094	(14,121)	50,973
Inland river dry cargo and deck barges	241,210	(80,772)	160,438
Inland river liquid tank barges	85,639	(18,138)	67,501
Inland river towboats	61,407	(22,454)	38,953
U.S.-flag product tankers	318,497	(173,278)	145,219
RORO vessels	18,328	(3,995)	14,333
Harbor tugs	101,762	(34,017)	67,745
Ocean liquid tank barges	39,238	(7,335)	31,903
Terminal and manufacturing facilities	120,601	(33,594)	87,007
Other(2)	100,288	(40,098)	60,190
	$2,199,183	$(866,330)	$1,332,853
2012
Offshore support vessels (excluding wind farm utility)	$1,074,170	$(398,050)	$676,120
Wind farm utility vessels	58,484	(6,887)	51,597
Inland river dry cargo and deck barges	239,896	(70,407)	169,489
Inland river liquid tank barges	106,541	(18,605)	87,936
Inland river towboats	53,895	(20,054)	33,841
U.S.-flag product tankers	317,894	(154,288)	163,606
RORO vessels	15,674	(2,492)	13,182
Harbor tugs	114,974	(32,965)	82,009
Ocean liquid tank barges	39,073	(5,914)	33,159
Terminal and manufacturing facilities	120,164	(20,906)	99,258
Other(2)	97,618	(33,235)	64,383
	$2,238,383	$(763,803)	$1,474,580
______________________

(1)	Includes property and equipment acquired in business acquisitions and recorded at fair value as of the date of the acquisition.

(2)	Includes land and buildings, leasehold improvements, fixed-wing aircraft, vehicles and other property and equipment.
Depreciation expense totaled $130.2 million, $126.1 million and $102.1 million in 2013, 2012 and 2011, respectively.
Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. Capitalized interest totaled $6.4 million, $4.3 million and $5.8 million in 2013, 2012 and 2011, respectively.
Intangible Assets. The Company’s intangible assets primarily arose from business acquisitions (see Note 4) and consist of non-compete agreements, trademarks and tradenames, customer relationships, software and technology, and acquired contractual rights. These intangible assets are amortized over their estimated useful lives ranging from two to ten years. During the years ended December 31, 2013, 2012, and 2011, the Company recognized amortization expense of $4.3 million, $5.6 million and $4.8 million, respectively.

The Company’s intangible assets by type were as follows (in thousands):

	Non-Compete Agreements	Trademark/ Tradenames	Customer Relationships	Software/ Technology	Acquired Contractual Rights	Total
	Gross Carrying Value
Year Ended December 31, 2011	$901	$9,136	$36,350	$590	$5,787	$52,764
Acquired intangible assets	—	—	1,621	—	2,436	4,057
Foreign currency translation	—	—	—	—	152	152
Fully amortized intangible assets	(561)	—	—	—	—	(561)
ORM Transaction (see Note 5)	(300)	(712)	(11,384)	(590)	—	(12,986)
Year Ended December 31, 2012	40	8,424	26,587	—	8,375	43,426
Acquired intangible assets	—	74	1,525	—	—	1,599
Foreign currency translation	—	—	—	—	(132)	(132)
Fully amortized intangible assets	—	(437)	—		(4,772)	(5,209)
Year Ended December 31, 2013	$40	$8,061	$28,112	$—	$3,471	$39,684

	Accumulated Amortization
Year Ended December 31, 2011	$(719)	$(3,722)	$(22,476)	$(246)	$(4,073)	$(31,236)
Amortization expense	(135)	(611)	(3,739)	(118)	(1,026)	(5,629)
Fully amortized intangible assets	561	—	—	—	—	561
ORM Transaction (see Note 5)	268	350	7,201	364	—	8,183
Year Ended December 31, 2012	(25)	(3,983)	(19,014)	—	(5,099)	(28,121)
Amortization expense	(8)	(984)	(2,454)	—	(903)	(4,349)
Fully amortized intangible assets	—	437	—	—	4,772	5,209
Year Ended December 31, 2013	$(33)	$(4,530)	$(21,468)	$—	$(1,230)	$(27,261)
Weighted average remaining contractual life, in years	0.92	6.42	4.79	0.00	4.10	5.13
Future amortization expense of intangible assets for each of the years ended December 31 is as follows (in thousands):

2014	$3,579
2015	2,410
2016	1,385
2017	1,251
2018	989
Years subsequent to 2018	2,809
$12,423
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the carrying values of the assets are reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the years ended 2013, 2012 and 2011, the Company recognized impairment charges of $3.0 million, $1.2 million and $0.1 million, respectively, related to long-lived assets held for use.

Impairment of 50% or Less Owned Companies. The Company performs regular reviews of each 50% or less owned company's financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When a 50% or less owned company has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, and when the Company expects the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of 50% or less owned companies, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the 50% or less owned company. The Company did not recognize any impairment charges in the years ended December 31, 2013, 2012 and 2011.
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company uses a discounted future cash flow approach that uses estimates for revenues, costs and appropriate discount rates, among other things. These estimates are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments in the years ended December 31, 2013, 2012 and 2011. During the year ended December 31, 2012, the Company deconsolidated $37.1 million of goodwill as a result of the ORM Transaction (see Note 5).
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
Deferred Financing Costs. Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method for term loans and straight line method for revolving credit facilities. Amortization of deferred financing costs totaled $1.9 million, $0.5 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in interest expense in the accompanying consolidated statements of income.
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

In the normal course of business, the Company may be subject to challenges from tax authorities regarding the amount of taxes due. These challenges may alter the timing or amount of taxable income or deductions. As part of the calculation of income tax expense, the Company determines whether the benefits of its tax positions are at least more likely than not of being sustained based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained, the Company accrues the largest amount of the tax benefit that is more likely than not of being sustained. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of its tax benefits and actual results could vary materially from these estimates.
Deferred Gains – Equipment Sale-Leaseback Transactions and Financed Equipment Sales. From time to time, the Company enters into equipment sale-leaseback transactions with finance companies or provides seller financing on sales of its equipment to third parties or 50% or less owned companies. A portion of the gains realized from these transactions is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In sale-leaseback transactions (see Note 4), gains are deferred to the extent of the present value of future minimum lease payments and are amortized as reductions to rental expense over the applicable lease terms. In financed equipment sales (see Note 4), gains are deferred to the extent that the repayment of purchase notes is dependent on the future operations of the sold equipment and are amortized based on cash received from the buyers. Deferred gain activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2013	2012	2011
Balance at beginning of year	$96,447	$101,155	$113,871
Deferred gains arising from equipment sales	26,881	23,183	12,319
Amortization of deferred gains included in operating expenses as reduction to rental expense	(10,687)	(16,652)	(22,191)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(2,099)	(11,239)	(2,834)
Reductions of deferred gains on repurchased equipment and other	—	—	(10)
Balance at end of year	$110,542	$96,447	$101,155
Deferred Gains – Equipment Sales to the Company’s 50% or Less Owned Companies. A portion of the gains realized from non-financed sales of the Company’s vessels and barges to its 50% or less owned companies is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. Effective January 1, 2009, the Company adopted new accounting rules related to the sale of its equipment to its 50% or less owned companies. For transactions occurring subsequent to the adoption of the new accounting rules, gains are deferred only to the extent of the Company's uncalled capital commitments and amortized as those commitments lapse or funded amounts are returned by the 50% or less owned companies. For transactions occurring prior to the adoption of the new accounting rules, gains were deferred and are being amortized based on the Company's ownership interest, the Company's uncalled capital commitments, cash received and the applicable equipment's useful lives. Deferred gain activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2013	2012	2011
Balance at beginning of year	$15,066	$16,036	$16,881
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(845)	(970)	(845)
Balance at end of year	$14,221	$15,066	$16,036
Stock Based Compensation. Stock based compensation is amortized to compensation expense on a straight line basis over the requisite service period of the grants using the Black-Scholes valuation model. The Company will reconsider its use of this model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. The Company does not estimate forfeitures in its expense calculations as forfeiture history has been minor. The Company presents the excess tax benefits from the exercise of stock options as a financing cash flow in the accompanying consolidated statements of cash flows.

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income (loss) were as follows:

	SEACOR Holdings Inc. Stockholders Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Other	Other Comprehensive Income (Loss)
Year ended December 31, 2010	$(3,995)	$(2,933)	$(111)	$(7,039)	$—	$—
Other comprehensive income (loss)	(629)	(900)	116	(1,413)	(118)	—	$(1,531)
Income tax (expense) benefit	220	315	(41)	494	—	—	494
Year ended December 31, 2011	(4,404)	(3,518)	(36)	(7,958)	(118)	—	$(1,037)
Other comprehensive income (loss)	4,871	4,286	31	9,188	439	(10)	$9,617
Income tax (expense) benefit	(1,705)	(1,500)	(11)	(3,216)	—	—	(3,216)
Year ended December 31, 2012	(1,238)	(732)	(16)	(1,986)	321	(10)	$6,401
Distribution of Era Group stock to shareholders	(55)	—	—	(55)	—	—
Other comprehensive income (loss)	563	731	12	1,306	74	5	$1,385
Income tax (expense) benefit	(197)	(256)	(4)	(457)	—	—	(457)
Year ended December 31, 2013	$(927)	$(257)	$(8)	$(1,192)	$395	$(5)	$928
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

Computations of basic and diluted earnings per common share of SEACOR for the years ended December 31 were as follows (in thousands, except share data):

	Net Income	Average o/s Shares	Per Share
2013
Basic Weighted Average Common Shares Outstanding	$36,970	19,893,954	$1.86
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	399,333
Convertible Securities(2)(3)	—	—
Diluted Weighted Average Common Shares Outstanding	$36,970	20,293,287	$1.82
2012
Basic Weighted Average Common Shares Outstanding	$61,215	20,426,770	$3.00
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	349,126
Convertible Securities(2)	—	—
Diluted Weighted Average Common Shares Outstanding	$61,215	20,775,896	$2.95
2011
Basic Weighted Average Common Shares Outstanding	$41,056	21,119,461	$1.94
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	347,382
Diluted Weighted Average Common Shares Outstanding	$41,056	21,466,843	$1.91
______________________

(1)
For the years ended December 31, 2013, 2012 and 2011, diluted earnings per common share of SEACOR excluded 133,315, 549,223 and 338,920, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the years ended December 31, 2013 and 2012, diluted earnings per common share of SEACOR excluded 4,200,525 and 176,609 shares, respectively, issuable pursuant to the Company's 2.5% Convertible Senior Notes (see Note 9) as the effect of their inclusion in the computation would be anti-dilutive.

(3)
For the year ended December 31, 2013, diluted earnings per common share of SEACOR excluded 240,043 shares issuable pursuant to the Company's 3.0% Convertible Senior Notes (see Note 9) as the effect of their inclusion in the computation would be anti-dilutive.

Reclassifications. Certain reclassifications of prior period information have been made to conform to the presentation of the current period information. These reclassifications had no effect on net income as previously reported.
Restatement of Prior Period Interim Financial Results. In February 2014, the Company discovered an error in its accounting for taxes related to the Era Group Spin-Off, which occurred on January 31, 2013. As a result, the Company will restate the condensed consolidated financial statements included in its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, June 30 and September 30, 2013, together with an explanation of the restatements, as soon as reasonably practicable (see Note 18).

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

The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2013
ASSETS
Marketable securities(1)	$24,292	$—	$—
Derivative instruments (included in other receivables)	185	6,072	—
Construction reserve funds and Title XI reserve funds	261,739	—	—
LIABILITIES
Short sales of marketable securities	10,697	—	—
Derivative instruments (included in other current liabilities)	1,511	1,828	—
2012
ASSETS
Marketable securities(1)	$21,688	$—	$—
Derivative instruments (included in other receivables)	2,840	4,696	—
Construction reserve funds and Title XI reserve funds	195,629	—	—
LIABILITIES
Short sales of marketable securities	8,277	—	—
Derivative instruments (included in other current liabilities)	840	6,140	—
______________________

(1)
Marketable security gains (losses), net include gains of $5.8 million and losses of $0.7 million and $7.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to marketable security positions held by the Company as of December 31, 2013. Marketable security gains (losses), net include losses of $0.9 million and $7.7 million for the years ended December 31, 2012 and 2011, respectively, related to marketable security positions held by the Company as of December 31, 2012. During the years ended December 31, 2013, 2012 and 2011, the Company recorded net dividend expense on marketable securities of $0.2 million, $0.5 million and $0.8 million, respectively. During the year ended December 31, 2013, net interest income on marketable securities was not material. During the years ended December 31, 2012 and 2011, the Company recorded net interest income on marketable securities of $0.2 million and $2.8 million, respectively.

The estimated fair value of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands).

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
2013
ASSETS
Cash, cash equivalents and restricted cash	$539,610	$539,610	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	9,315	see below
Notes receivable from third parties (included in other receivables and other assets)	13,544	see below
LIABILITIES
Long-term debt, including current portion(1)	879,441	—	1,094,193	—
2012
ASSETS
Cash, cash equivalents and restricted cash	276,489	276,489	—	—
Investments, at cost, in 50% or less owned companies (included in other assets)	9,315	see below
Notes receivable from third parties (included in other receivables and other assets)	26,063	see below
LIABILITIES
Long-term debt, including current portion(2)	677,229	—	747,973	—
______________________

(1)	The estimated fair value includes the conversion option on the Company's 2.5% and 3.0% Convertible Notes.

(2)	The estimated fair value includes the conversion option on the Company's 2.5% Convertible Notes.
The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt was estimated based upon quoted market prices or by using discounted cash flow analyses based on estimated current rates for similar types of arrangements. It was not practicable to estimate the fair value of the Company’s investments, at cost, in 50% or less owned companies because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. It was not practicable to estimate the fair value of the Company’s notes receivable from third parties as the overall returns are uncertain due to certain provisions for additional payments contingent upon future events. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The Company’s non-financial assets and liabilities that were measured at fair value during the years ended December 31 were as follows (in thousands):

	Level 1	Level 2	Level 3
2013
ASSETS
Long-lived assets under construction(1)	$17,494	$—	$—
Investment in C-Lift LLC(2)	—	13,290	—
Contribution of non-cash consideration to Dorian LPG Ltd.(3)	—	14,989	—
Investment in Zhuhai SEACOR/Avion Logistics Company Limited (included in Investments, at Equity, and Advances to 50% or Less Owned Companies)(4)	—	924	—
2012
ASSETS
Investment in ICP(5)	$—	$30,916	$—
Long-lived assets held for sale(6)	—	8,400	—
Investment in Witt O'Brien's (included in Investments, at Equity, and Advances to 50% or Less Owned Companies)(7)	—	50,261	—
______________________

(1)
During the year ended December 31, 2013, the Company recognized impairment charges of $3.0 million related to two of Shipping Services' harbor tugs while under construction, which were sold and leased back upon their completion (see Note 4).

(2)
During the year ended December 31, 2013, the Company marked its equity investment in C-Lift LLC ("C-Lift") to fair value following its acquisition of a controlling interest (see Note 4). The investment's fair value was determined based on the Company's purchase price of the acquired interest.

(3)
During the year ended December 31, 2013, the Company marked to fair value the non-cash consideration contributed to Dorian LPG Ltd. ("Dorian") in exchange for an equity investment (see Note 5). The fair value was determined based on the value of the equity investment the Company received.

(4)
During the year ended December 31, 2013, the Company marked its equity investment in Zhuhai SEACOR/Avion Logistics Company Limited, an Asian industrial aviation company, to fair value upon the deconsolidation of the previously controlled subsidiary following the sale of a portion of the Company's ownership to a third party. The investment's fair value was determined based on the purchase price of the Company's interest sold.

(5)
On February 1, 2012, the Company marked its equity investment in its ICP to fair value following the acquisition of a controlling interest (see Note 5). The investment's fair value was determined based on a fair value analysis of the assets and liabilities of ICP.

(6)
During the year ended December 31, 2012, the Company recorded an impairment loss of $1.2 million to reduce the carrying value of one of its fixed-wing aircraft used in its lending and leasing activities following the conclusion of a lease.

(7)
On December 31, 2012, the Company marked its equity investment in Witt O'Brien's LLC, a response management company, to fair value following the ORM Transaction (see Note 5). The investment's fair value was determined based the Company's interest in the fair value of the assets and liabilities of Witt O'Brien's.

3.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying consolidated balance sheets. The fair values of the Company’s derivative instruments as of December 31 were as follows (in thousands):

	2013		2012
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives not designated as hedging instruments:
Options on equities and equity indices	$224	$7	$351	$1
Forward currency exchange, option and future contracts	349	213	11	160
Interest rate swap agreements	—	1,615	—	5,884
Commodity swap, option and future contracts:
Exchange traded	185	1,504	2,826	736
Non-exchange traded	5,499	—	4,348	199
	$6,257	$3,339	$7,536	$6,980

Cash Flow Hedges. As of December 31, 2013 and December 31, 2012, there were no interest rate swap agreements designated as cash flow hedges. As of December 31, 2013, one of the Company’s Offshore Marine Services 50% or less owned companies had an interest rate swap agreement maturing in 2015 that has been designated as a cash flow hedge. This instrument calls for this company to pay a fixed interest rate of 1.48% on the amortized notional value of $16.8 million and receive a variable interest rate based on LIBOR on the amortized notional value. As of December 31, 2013, one of the Company’s Inland River Services 50% or less owned companies had three interest rate swap agreements with maturities ranging from 2014 to 2015 that have been designated as cash flow hedges. These instruments call for this company to pay fixed rates of interest ranging from 1.53% to 4.16% on the aggregate amortized notional value of $28.6 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. Additionally, as of December 31, 2013, one of the Company's Shipping Services 50% or less owned companies had an interest rate swap agreement maturing in 2017 that has been designated as a cash flow hedge. This instrument calls for this company to pay a fixed interest rate of 2.79% on the amortized notional value of $37.3 million and receive a variable interest rate based on LIBOR on the amortized notional value. By entering into these interest rate swap agreements, the Company's 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.
The Company recognized gains (losses) on derivative instruments designated as cash flow hedges for the years December 31 as follows (in thousands):

	Other comprehensive income (loss)
	2013	2012	2011
Interest rate swap agreements, effective portion	$109	$(1,710)	$(4,532)
Reclassification of derivative losses to interest expense or equity in earnings (losses) of 50% or less owned companies	622	2,724	3,632
Reclassification of net derivative losses on cash flow hedges to derivative losses, net upon dedesignation	—	3,272	—
	$731	$4,286	$(900)

	Derivative gains (losses), net
	2013	2012	2011
Interest rate swap agreements, ineffective portion	$—	$(58)	$(46)
Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2013	2012	2011
Options on equities and equity indices	$(5,270)	$(680)	$1,693
Forward currency exchange, option and future contracts	(451)	837	(621)
Interest rate swap agreements	(37)	(3,778)	(1,103)
Commodity swap, option and future contracts:
Exchange traded	(3,915)	(1,020)	(2,008)
Non-exchange traded	1,350	1,887	331
U.S. treasury notes, rate locks and bond future and option contracts	—	—	(28,301)
	$(8,323)	$(2,754)	$(30,009)
The Company holds positions in publicly traded equity options that convey the right or obligation to engage in a future transaction on the underlying equity security or index. The Company’s investment in equity options primarily includes positions in energy, marine, transportation and other related businesses. These contracts are typically entered into to mitigate the risk of changes in market value of marketable security positions that the Company is either about to acquire, has acquired or is about to dispose.
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of December 31, 2013, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $25.9 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.

The Company has entered into various interest rate swap agreements with maturities ranging from 2014 through 2018 that call for the Company to pay fixed interest rates ranging from 2.25% to 3.05% on aggregate amortized notional values of $88.2 million and receive a variable interest rate based on LIBOR or Euribor on these notional values. As of December 31, 2013, one of the Company’s Offshore Marine Services 50% or less owned companies had an interest rate swap agreement maturing in 2018 that calls for this company to pay a fixed interest rate of 1.30% on the amortized notional value of $103.1 million and receive a variable interest rate based on LIBOR on the amortized notional value. As of December 31, 2013, one of the Company’s Shipping Services 50% or less owned companies had entered into six interest rate swap agreements with maturities ranging from 2018 to 2020 that call for this company to pay fixed rates of interest ranging from 2.96% to 5.40% on the aggregate amortized notional value of $130.7 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company and its 50% or less owned companies.
The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. ICP enters into exchange traded positions (primarily corn) to protect its raw material and finished goods inventory balances from market changes. In the Company’s agricultural business, fixed price future purchase and sale contracts for sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sale contracts as well as its inventory balances from market changes. As of December 31, 2013, the net market exposure to corn and sugar under these contracts was not material. The Company also enters into exchange traded positions (primarily natural gas, heating oil, crude oil, gasoline, corn and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s Offshore Marine Services, Inland River Services and Shipping Services businesses. As of December 31, 2013, none of these types of positions were outstanding.
The Company enters and settles various positions in U.S. Treasury notes and bonds through rate locks, futures or options on futures tied to U.S. Treasury notes. The general purpose of these transactions is to provide value to the Company should the price of U.S. Treasury notes and bonds decline, leading to generally higher interest rates, which might lead to higher interest costs for the Company. As of December 31, 2013, none of these types of positions were outstanding.

4.	ACQUISITIONS AND DISPOSITIONS
C-Lift Acquisition. On June 6, 2013, the Company acquired a controlling interest in C-Lift through the acquisition of its partner's 50% interest for $13.3 million in cash (see Note 5). C-Lift owns and operates two liftboats in the U.S. Gulf of Mexico. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities.
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
ICP Acquisition. On February 1, 2012, the Company acquired a controlling interest in ICP through its acquisition of a portion of its partner's interest for $9.1 million in cash, following which the Company owned 70% (see Note 5). ICP owns and operates an alcohol manufacturing facility dedicated to the production of alcohol for beverage, industrial and fuel applications. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis of assets and liabilities acquired was finalized in June 2012.
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
Windcat Acquisition. On December 22, 2011, the Company acquired 75% of the issued and outstanding shares in Windcat Workboats Holdings Ltd. (“Windcat”) for $22.1 million (including $21.5 million in cash during 2011 and 6,374 shares of SEACOR common stock, par value $0.01 per share (“Common Stock”) valued at $0.6 million for a final working capital settlement in 2012).

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
Soylutions Acquisition. On July 29, 2011, the Company acquired a controlling interest in Soylutions LLC (“Soylutions”) through the acquisition of its partner’s interest for $11.9 million in cash, following which the Company owned 100% (see Note 5). The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis was finalized in March 2012.
G&G Shipping Acquisition. On April 13, 2011, the Company acquired certain real property, eight foreign-flag Roll-on/Roll-off (“RORO”) vessels and a controlling interest in an operating company engaged in the shipping trade between the United States, the Bahamas and the Caribbean. The operating company leases-in the real property and the RORO vessels from the Company. The Company’s purchase price of $33.5 million included cash consideration of $30.3 million and the contribution of a $3.2 million note receivable. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, resulting in $0.6 million of goodwill being recorded. The fair value analysis was finalized in April 2011.
PIER Acquisition. On December 1, 2009, the Company acquired all of the issued and outstanding shares of PIER Systems Inc. (“PIER”), a provider of crisis communication consulting services and software in the United States and abroad. The selling stockholders of PIER had the opportunity to receive additional consideration of up to $1.3 million, of which $0.7 million was accrued at acquisition, based upon certain performance measures over the period from the date of acquisition through May 2011. During the year ended December 31, 2011, the Company paid $0.6 million of additional consideration. During the year ended December 31, 2011, the Company accrued additional contingent consideration of $0.1 million as general and administrative expenses in the accompanying consolidated financial statements. As of December 31, 2011, the Company had paid $0.8 million, in the aggregate, of additional consideration. PIER was a wholly-owned subsidiary of ORM and was contributed to Witt-O'Brien's as part of the ORM Transaction (see Note 5).
Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisitions for the years ended December 31 was as follows (in thousands):

	2013	2012	2011
Trade and other receivables	$3,250	$17,356	$2,882
Other current assets	32	16,282	1,105
Investments, at Equity, and Advances to 50% or Less Owned Companies	(13,290)	(42,358)	(11,920)
Property and Equipment	43,521	178,025	137,533
Goodwill	—	(1,586)	3,264
Intangible Assets	1,599	4,057	6,602
Other Assets	—	(332)	3,500
Accounts payable	(264)	(4,701)	(3,060)
Other current liabilities	(1,053)	(4,093)	(518)
Long-Term Debt	(22,668)	(946)	(37,400)
Deferred Income Taxes	—	—	(1,116)
Other Liabilities	—	(166)	—
Accumulated other comprehensive loss, net of tax	—	9	—
Noncontrolling interests in subsidiaries	—	(13,459)	(10,284)
Purchase price(1)	$11,127	$148,088	$90,588
______________________

(1)	Purchase price is net of cash acquired (totaling $2.2 million, $3.7 million and $5.3 million in 2013, 2012 and 2011, respectively) and includes issued Common Stock valued at $0.6 million in 2012.

Equipment Additions. The Company’s capital expenditures from continuing operations were $195.9 million, $239.4 million and $165.3 million in 2013, 2012 and 2011, respectively. Major equipment placed in service for the years ended December 31 were as follows (unaudited):

	2013(1)	2012(2)	2011(3)
Offshore Support Vessels:
Anchor handling towing supply	—	2	—
Crew	—	—	2
Mini-Supply	—	—	1
Supply	1	2	—
Specialty	2	1	—
Wind farm utility	5	1	—
	8	6	3
Inland River dry cargo and deck barges	—	3	55
Inland River liquid tank barges	2	5	2
Inland River towboats	1	2	—
RORO vessels	1	—	—
Harbor Tugs:
Azimuth drive	4	—	1
______________________

(1)	Excludes two liftboats acquired in the C-Lift acquisition.

(2)	Excludes 18 liftboats acquired in the Superior Liftboat acquisition and excludes an interest in one U.S.-flagged articulated tug barge acquired and immediately contributed to SeaJon (see Note 5).

(3)	Excludes eight foreign-flag RORO vessels acquired in the G&G Shipping Acquisition and 28 wind farm utility vessels acquired in the Windcat Acquisition.
Equipment Dispositions. During the year ended December 31, 2013, the Company sold property and equipment for net proceeds of $274.3 million ($263.9 million in cash and $10.4 million in seller financing) and gains of $64.5 million, of which $37.6 million were recognized currently and $26.9 million were deferred (see Note 1). Equipment dispositions included the sale of one liftboat, eight liquid tank barges and seven harbor tugs for $116.3 million with leaseback terms ranging from 60 months to 120 months. Gains of $26.4 million related to these sale-leasebacks were deferred and are being amortized over their respective minimum lease periods. In addition, the Company recognized previously deferred gains of $2.9 million.
During the year ended December 31, 2012, the Company sold property and equipment for net proceeds of $167.5 million ($114.0 million in cash, $5.0 million in cash deposits previously received and $48.5 million in seller financing) and gains of $36.2 million, of which $13.0 million were recognized currently and $23.2 million were deferred (see Note 1). Equipment dispositions included the sale of two anchor handling towing supply vessels and two harbor tugs for $84.5 million with leaseback terms ranging from 48 months to 96 months. Gains of $15.7 million related to these sale-leasebacks were deferred and are being amortized over their respective minimum lease periods. The Company also financed the sale of two offshore support vessels to certain of the Company’s 50% or less owned companies for $48.9 million, in the aggregate (see Note 5). Gains of $0.5 million from these sales were recognized currently and $7.3 million from these sales were deferred and will be recognized as payments are received under the terms of the financing. In addition, the Company recognized previously deferred gains of $12.2 million.
During the year ended December 31, 2011, the Company sold property and equipment for net proceeds of $81.8 million ($70.7 million in cash, $2.5 million in cash deposits previously received, $7.4 million in seller financing and $1.2 million in an investment in a 50% or less owned company) and gains of $27.5 million, of which $15.2 million were recognized currently and $12.3 million were deferred (see Note 1). Equipment dispositions included the sale of one anchor handling towing supply vessel for $36.3 million with a leaseback term of 84 months. Gains of $7.7 million related to the sale-leaseback were deferred and are being amortized over the minimum lease period. The Company also financed the sale of one offshore support vessel to certain of the Company's 50% or less owned companies for $7.6 million, in the aggregate (see Note 5). Gains of $4.6 million from this sale were deferred and will be recognized as payments are received under the terms of the financing. In addition, the Company received $5.0 million in deposits on future property and equipment sales and recognized previously deferred gains of $3.7 million.

Major equipment dispositions for the years ended December 31 were as follows (unaudited):

	2013	2012(1)	2011(2)
Offshore Support Vessels:
Anchor handling towing supply	—	2	1
Crew	5	2	6
Mini-supply	1	—	—
Standby Safety	—	1	1
Supply	2	2	1
Towing supply	—	—	1
Specialty	3	—	1
Liftboats	6	—	—
Wind farm utility	2	—	—
	19	7	11
Inland River dry cargo and deck barges	16	9	6
Inland River liquid tank barges	8	1	1
Inland River towboats	—	2	1
U.S.-flag product tankers	—	—	1
Foreign-flag RORO vessels	—	1	—
Harbor Tugs:
Azimuth drive	7	3	1
Conventional drive	1	2	1
	8	5	2
______________________

(1)	Excludes one U.S.-flag articulated tug-barge contributed to SeaJon (see Note 5).

(2)	Excludes four crew and one mini-supply vessel operated by Mexmar (see Note 5).

5.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

Ownership	2013	2012
Offshore Marine Services:
MexMar	49.0%	28,564	18,162
Sea-Cat Crewzer II	50.0%	22,900	—
Dynamic Offshore Drilling	19.0%	11,622	10,483
Sea-Cat Crewzer	50.0%	7,833	7,183
Nautical Power	50.0%	6,399	11,060
OSV Partners	30.4%	3,951	—
C-Lift	50.0%	—	5,445
Other	20.0%	–	50.0%	17,891	14,472
99,160	66,805
Inland River Services:
SCFCo Holdings	50.0%	27,710	25,351
Bunge-SCF Grain	50.0%	17,697	19,315
SCF Bunge Marine	50.0%	6,158	5,604
Other	50.0%	3,846	3,574
55,411	53,844
Shipping Services:
Dorian	21.8%	129,785	—
Trailer Bridge	47.3%	57,881	60,224
SeaJon	50.0%	9,479	6,799
197,145	67,023
Other:
Witt O'Brien's(1)	54.2%	52,289	50,261
Hawker Pacific	34.2%	21,596	23,004
Avion	39.1%	13,127	11,152
Other	34.0%	–	50.0%	2,125	446
89,137	84,863
$440,853	$272,535
______________________

(1)	The Company's ownership represents its economic interest in the noncontrolled company.

Combined Condensed Financials. Summarized financial information for the Company’s investments, at equity, as of and for the years ended December 31 was as follows (in thousands):

	2013	2012
Current assets	$749,369	$458,758
Noncurrent assets	1,387,601	726,034
Current liabilities	345,260	371,597
Noncurrent liabilities	682,348	371,550

	2013	2012	2011
Operating Revenues	$1,087,637	$774,912	$691,189
Costs and Expenses:
Operating and administrative	955,583	699,061	643,612
Depreciation	61,813	40,440	29,859
	1,017,396	739,501	673,471
Loss on Asset Dispositions	(397)	—	—
Operating Income	$69,844	$35,411	$17,718
Net Income (Loss)	$17,312	$4,640	$(3,252)
As of December 31, 2013 and 2012, cumulative undistributed net earnings of 50% or less owned companies accounted for by the equity method included in the Company’s consolidated retained earnings were $23.9 million and $24.6 million, respectively.
MexMar. On July 1, 2011, Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), a Mexican company that operates offshore support vessels in Mexico, executed a business reorganization plan and issued an additional equity interest to an unrelated third party for $17.1 million in cash. Subsequent to the reorganization and issuance of the additional equity interest, the Company recognized an $8.4 million gain, net of tax, which is included in equity in earnings in 50% or less owned companies in the accompanying consolidated statements of income, and received $14.9 million on the net repayment of outstanding advances from MexMar. Following the reorganization, the Company has a 49.0% interest in MexMar. During the year ended December 31, 2012, MexMar purchased two offshore support vessels from the Company and financed a portion of the vessels' mobilization costs with the Company totaling $50.0 million ($5.0 million in cash and two short-term notes totaling $45.0 million). During the year ended December 31, 2012, MexMar repaid these notes. During the year ended December 31, 2013, the Company contributed additional capital of $5.9 million and Mexmar purchased one offshore support vessel from the Company for $36.4 million ($30.4 million in cash and $6.0 million in seller financing). During the year ended December 31, 2013, MexMar repaid the $6.0 million of seller financing and and the Company provided an additional $1.7 million advance for the purchase of another offshore support vessel from a third party, which was also repaid. During the years ended December 31, 2013, 2012 and 2011, the Company received $0.3 million, $0.3 million and $0.1 million, respectively, of vessel management fees from MexMar.
Sea-Cat Crewzer II. On January 23, 2013, the Company and another offshore support vessel operator formed Sea-Cat Crewzer II LLC (“Sea-Cat Crewzer II”) to own and operate two high speed offshore catamaran crew boats. The Company and its partner each contributed capital of $23.9 million in cash. Sea-Cat Crewzer II then purchased two high speed offshore catamaran crew boats from the Company for $47.3 million ($44.5 million in cash and $2.8 million in seller financing). During the year ended December 31, 2013, Sea-Cat Crewzer II repaid the seller financing and the Company received $0.2 million of vessel management fees from Sea-Cat Crewzer II.
Dynamic Offshore Drilling. On April 4, 2011, the Company acquired a 19.0% interest in Dynamic Offshore Drilling Ltd. (“Dynamic”), a company established to construct and operate jack-up drilling rigs, for $10.0 million. The first jack-up drilling rig was delivered in the first quarter of 2013.
Sea-Cat Crewzer. Sea-Cat Crewzer LLC (“Sea-Cat Crewzer”) owns and operates two high speed offshore catamaran crew boats. The Company is a guarantor of its proportionate share of Sea-Cat Crewzer’s debt and the amount of the guarantee declines as principal payments are made and will terminate when the debt is repaid. As of December 31, 2013, the Company’s guarantee was $8.4 million. During the year ended December 31, 2013, the Company received dividends of $1.3 million from Sea-Cat Crewzer. During the years ended December 31, 2013, 2012 and 2011, the Company received $0.8 million, $0.8 million and $0.8 million, respectively, of vessel management fees from Sea-Cat Crewzer. During the years ended December 31, 2013, 2012 and 2011, the Company paid $4.8 million, $2.2 million and $2.2 million, respectively, to Sea-Cat Crewzer to bareboat one of its vessels.

Nautical Power. The Company and another offshore operator formed Nautical Power, LLC (“Nautical Power”) to operate one offshore support vessel. Nautical Power bareboat chartered the vessel from a leasing company and that charter terminated in 2013. During the year ended December 31, 2013, the Company received dividends of $5.3 million from Nautical Power.
OSV Partners. On August 13, 2013, the Company and Breem Transportation Services LLC formed SEACOR OSV Partners GP LLC and SEACOR OSV Partners I LP (collectively "OSV Partners") to own and operate six offshore support vessels, two of which were acquired during the year ended December 31, 2013. During the year ended December 31, 2013, OSV Partners closed on a private placement equity offering with third party limited partner members, including the Company, and secured a bank financing arrangement. During the year ended December 31, 2013, the Company contributed $4.1 million in capital in exchange for a 30.4% ownership interest in OSV Partners In addition, the Company provided and was repaid bridge financing of $7.6 million. During the year ended December 31, 2013, the Company sold one offshore support vessel for $14.5 million to OSV Partners. During the year ended December 31, 2013, the Company received $0.2 million of vessel management fees from OSV Partners.
C-Lift. C-Lift was established to construct and operate liftboats. On June 6, 2013, the Company acquired a controlling interest in C-Lift through the acquisition of its partner's 50% interest for $13.3 million in cash (see Note 4). Upon the acquisition, the Company adjusted its investment in C-Lift to fair value resulting in the recognition of a gain of $4.2 million, net of tax, which is included in equity in earnings (losses) of 50% or less owned companies in the accompanying consolidated statements of income.
Other. The Company’s other Offshore Marine Services 50% or less owned companies operate ten vessels, nine owned and one bareboat chartered-in. During the year ended December 31, 2013, the Company received dividends of $0.9 million and made additional capital contributions and advances of $2.1 million to these 50% or less owned companies. During the years ended December 31, 2012 and 2011, the Company made no additional capital contributions to these 50% or less owned companies. Certain of these 50% or less owned companies obtained bank debt to finance the acquisition of offshore support vessels from the Company. Under the terms of the debt, the bank has the authority to require the parties of these 50% or less owned companies to fund uncalled capital commitments, as defined in the 50% or less owned companies’ partnership agreements, under certain circumstances. In such event, the Company would be required to contribute its allocable share of uncalled capital, which was $2.4 million, in the aggregate, as of December 31, 2013. During the year ended December 31, 2013, the Company sold two offshore support vessels to one of its 50% or less owned companies for $5.4 million. During the year ended December 31, 2011, the Company sold one offshore marine vessel to one of its 50% or less owned companies for $7.6 million. The Company manages certain vessels on behalf of the 50% or less owned companies and guarantees the outstanding charter receivables of one of the 50% or less owned companies if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of December 31, 2013, the Company’s contingent guarantee of outstanding charter receivables was $1.1 million. During the years ended December 31, 2013, 2012 and 2011, the Company received $0.6 million, $0.6 million and $0.6 million, respectively, of vessel management fees from these 50% or less owned companies.
SCFCo Holdings. SCFCo Holdings LLC (“SCFCo”) was established to operate towboats and dry cargo barges on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. During the years ended December 31, 2013, 2012 and 2011, the Company contributed additional capital in SCFCo of $6.1 million, $3.0 million and $0.8 million, respectively. Additionally, during the year ended December 31, 2013, the Company provided working capital advances of $3.1 million and received repayments on working capital advances of $1.8 million. As of December 31, 2013, $1.3 million of working capital advances remained outstanding.
Bunge-SCF Grain. Bunge-SCF Grain LLC (“Bunge-SCF”) operates a terminal grain elevator in Fairmont City, Illinois. During the years ended December 31, 2013 and 2012, the Company and its partner each made a working capital advances to Bunge-SCF of $2.5 million and $5.0 million, respectively. During the year ended December 31, 2013, the Company received $0.5 million of repayments of working capital advances. During the year ended December 31, 2011, the Company and its partner each contributed $17.3 million in cash to Bunge-SCF Grain. As of December 31, 2013, the total outstanding balance of working capital advances was $7.0 million. In addition, beginning July 29, 2011, Bunge-SCF Grain began operating and managing the Company’s grain storage and handling facility in McLeansboro, Illinois and the Company received $1.0 million, $1.0 million and $0.3 million in rental income for the years ended December 31, 2013, 2012 and 2011, respectively.
SCF Bunge Marine. SCF Bunge Marine LLC (“SCF Bunge Marine”) provides towing services on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River and Ohio River. The Company bareboat charters inland river towboats from a third-party leasing company and time charters the equipment to SCF Bunge Marine. The Company's obligations under the bareboat charter are guaranteed by SEACOR and its partner in SCF Bunge Marine. Pursuant to the time charter, the Company received charter fees of $40.8 million, $40.9 million and $41.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, during the years ended December 31, 2013, 2012 and 2011, SCF Bunge Marine received $41.1 million, $42.6 million and $42.4 million, respectively, for towing services provided to the Company.

Soylutions. On July 29, 2011, the Company obtained a controlling interest in Soylutions through its acquisition of its partner’s interest for $11.9 million in cash, following which the Company owned 100% (see Note 4). Upon the acquisition, the Company adjusted its investment in Soylutions to fair value resulting in the recognition of a gain of $2.3 million, net of tax, which is included in equity in earnings (losses) in 50% or less owned companies in the accompanying consolidated statements of income.
Other. The Company’s other Inland River Services 50% or less owned companies operate a dry cargo vessel and a fabrication facility. During the year ended December 31, 2012, the Company received $0.4 million in distributions from one of these 50% or less owned companies.
Dorian. On July 25, 2013, the Company contributed $57.0 million to Dorian in exchange for a 25% ownership interest. The contribution included $42.1 million in net cash and other consideration valued at $14.9 million that included certain progress payments made toward the construction of two VLGC's, the construction contracts for the two VLGC's, and options to construct additional VLGC's. Dorian currently operates a fleet of three VLGC's in international trade. On November 18, 2013, Dorian completed a second private placement equity offering and the Company contributed an additional $70.4 million in cash. Following the completion of the second private placement equity offering, the Company's ownership percentage was diluted to a 21.8% ownership interest and the Company recognized a $1.1 million gain, net of tax, on the accretion of its investment, which is included in equity in earnings (losses) of 50% or less owned companies in the accompanying consolidated statements of income. On February 6, 2014, Dorian completed a third private placement equity offering in which the Company did not participate and was diluted to a 19.3% ownership interest.
Trailer Bridge. Trailer Bridge, Inc. (“Trailer Bridge”), an operator of U.S.-flag deck and RORO barges, offers marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. Trailer Bridge filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”) on November 16, 2011. On April 2, 2012, Trailer Bridge approved and adopted a restructuring plan, which was confirmed by the Bankruptcy Court. Immediately prior to adopting the restructuring plan, the Company had outstanding marketable security positions in 9.25% Senior Secured Notes due from Trailer Bridge (“Old Notes”) and U.S. Government Guaranteed Ship Financing Bonds due from Trailer Bridge (“MARAD Bonds”). Upon the adoption and implementation of Trailer Bridge's restructuring plan, the Company exchanged its Old Notes for a new $33.1 million Secured Note due from Trailer Bridge and new common shares in Trailer Bridge, representing a 47.26% ownership interest valued at $9.9 million. As a result of the adoption and implementation of the restructuring plan, the Company reclassified $48.1 million from marketable securities to investments, at equity, and advances to 50% or less owned companies, representing its investment in the new Trailer Bridge securities valued at $43.0 million and the MARAD Bonds valued at $5.1 million. In addition, as part of the restructuring plan, the Company provided $20.8 million of bridge financing to Trailer Bridge. During the year ended December 31, 2012, the Company recognized $9.8 million of marketable security gains, net related to its investments in Trailer Bridge. During the years ended December 31, 2013 and 2012, the Company received repayments of $2.1 million and $1.1 million, respectively, on the bridge financing.
SeaJon. SeaJon LLC (“SeaJon”) owns an articulated tug-barge operating in the Great Lakes trade. Each partner contributed its ownership interest in a newly constructed articulated tug-barge, which began its charter during 2012. During December 31, 2013, the Company and its partner each made capital contributions of $1.4 million. During the year ended December 31, 2012, SeaJon entered into a $40.0 million bank term loan, secured by the articulated tug-barge and the assignment of its current charter. Upon funding, SeaJon distributed $20.0 million to each of its partners. The term loan requires monthly principal and interest payments and a balloon payment of $29.7 million due April 2017. The Company is a guarantor of its proportionate share of SeaJon's debt up to a maximum of $5.0 million.
Witt O'Brien's. On December 31, 2012, the Company contributed its interest in O'Brien's Response Management Inc. ("ORM") to Witt Group Holdings, LLC (the "ORM Transaction"), which was renamed Witt O'Brien's, LLC ("Witt O'Brien's") in exchange for a 54.2% economic interest and a 50% controlling interest in Witt O'Brien's. Witt O'Brien's is a a global leader in preparedness, crisis management, and disaster response and recovery. As a result of the change in control, the Company recognized equity in losses of 50% or less owned companies of $9.7 million, net of tax, primarily related to the one-time recognition of deferred tax liabilities associated with the deconsolidation of non-deductible goodwill. During the year ended December 31, 2013, the Company received dividends of $2.0 million from Witt O'Brien's.
Hawker Pacific. Hawker Pacific Airservices, Limited (“Hawker Pacific”) is an aviation sales and support organization and a distributor of aviation components from leading manufacturers. On June 1, 2011, the Company contributed its ownership in Avion Logistics Limited (“ALL”), valued at $2.0 million, to Hawker Pacific for an additional 1.7% ownership interest bringing its total ownership percentage to 34.2%. During the year ended December 31, 2012, the Company advanced $3.3 million to Hawker Pacific at an interest rate of 10.0% per annum, which was repaid in December 2012.

Avion. Avion Pacific Limited (“Avion”) is a distributor of aircraft and aircraft related parts. During the years ended December 31, 2012 and 2011, the Company made advances of $11.0 million and $9.5 million, respectively, to Avion. During the years ended December 31, 2013, 2012 and 2011, the Company received repayments of $1.0 million, $15.7 million and $4.6 million, respectively, from Avion on these advances. As of December 31, 2013 and 2012, the Company had outstanding loans to Avion totaling $4.0 million and $5.0 million, respectively.
Illinois Corn Processing. The Company provided ICP a $10.0 million term loan with a maturity in November 2014 and a $20.0 million revolving line of credit with a maturity in January 2013 subject to certain borrowing restrictions. During the year ended December 31, 2011, the Company received principal repayments of $1.7 million on the term loan. During January 2012 and the year ended December 31, 2011, the Company made net advances $0.3 million and $4.3 million, respectively, under the revolving line of credit. In January 2012, the Company and its partner each made a capital contribution of $0.5 million. On February 1, 2012, the Company obtained a controlling interest in ICP through its acquisition of a portion of its partner’s interest for $9.1 million in cash, following which the Company owned 70% (see Note 4). Upon the acquisition, the Company adjusted its investment in ICP to fair value resulting in the recognition of a gain of $6.0 million, net of tax, which is included in equity in earnings (losses) in 50% or less owned companies in the accompanying consolidated statements of income.
Avion Logistics Limited. On June 1, 2011, the Company acquired a controlling interest in Avion Logistics Limited (“ALL”) through the acquisition of its partner’s interest for $1.0 million in cash, following which the Company owned 100%. Upon acquisition, the Company adjusted its investment in ALL to fair value resulting in the recognition of a gain of $0.3 million, net of tax, which is included in equity in earnings of 50% or less owned companies. Following this change in control, the Company contributed its ownership interest in ALL to Hawker Pacific for an additional 1.7% interest in Hawker Pacific.
Other. The Company's other 50% or less owned companies are primarily industrial aviation businesses in Asia. During the year ended December 31, 2013, the Company made $0.7 million of additional investments in these 50% or less owned companies. During the year ended December 31, 2012, the Company received $1.2 million in distributions from one of these 50% or less owned companies.

6.	LEASES AND NOTES RECEIVABLE FROM THIRD PARTIES
From time to time, the Company engages in lending and leasing activities involving various types of equipment. The Company recognizes interest income as payments are due, typically monthly, and expenses all costs associated with its lending and leasing activities as incurred. These leases and notes receivable are typically collateralized by the underlying equipment and require scheduled lease payments or periodic principal and interest payments. As of December 31, 2013 and 2012, the outstanding balance of leases and notes receivable from third parties was $14.5 million and $30.6 million, respectively. During the years ended December 31, 2013, 2012 and 2011, the Company made advances on notes receivable from third parties of $20.5 million, $4.1 million and $42.6 million, respectively, and received repayments on notes receivable from third parties of $33.3 million, $36.8 million and $6.8 million, respectively. During the years ended December 31, 2013, 2012 and 2011, the Company received net lease payments of $3.6 million, $3.4 million and $9.0 million, respectively, from third parties. As of December 31, 2013, none of the Company’s third party leases and notes receivable are past due or in default and the Company has made no provisions for credit losses.

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

As of December 31, 2013 and 2012, the Company’s construction reserve funds of $252.1 million and $186.0 million, respectively, are classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Construction reserve fund transactions for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Withdrawals	$(65,493)	$(122,695)	$(82,553)
Deposits	131,603	58,350	18,642
	$66,110	$(64,345)	$(63,911)

8.	INCOME TAXES
Income from continuing operations before income tax expense (benefit) and equity in earnings (losses) of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
United States	$71,669	$82,383	$14,556
Foreign	(7,596)	(176)	(5,886)
Eliminations and other	3,559	(27,635)	(4,901)
	$67,632	$54,572	$3,769
As of December 31, 2013, cumulative undistributed net earnings of foreign subsidiaries included in the Company’s consolidated retained earnings were $120.4 million.
The Company files a consolidated U.S. federal tax return. The components of income tax expense (benefit) for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Current:
State	$1,723	$3,604	$2,814
Federal	6,311	36,057	18,715
Foreign	8,142	7,921	9,040
	16,176	47,582	30,569
Deferred:
State	(985)	(40)	(615)
Federal	11,532	(23,572)	(26,569)
Foreign	24	211	(75)
	10,571	(23,401)	(27,259)
	$26,747	$24,181	$3,310
The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the years ended December 31:

	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
Non-deductible expenses	0.4%	6.1%	4.9%
Reversal of valuation allowance on foreign tax credit carryforwards	—%	(5.5)%	—%
Losses of foreign subsidiaries not benefited	5.1%	4.2%	17.2%
State taxes	0.2%	4.2%	32.2%
Other	(1.1)%	0.3%	(1.5)%
	39.6%	44.3%	87.8%
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
The components of the net deferred income tax liabilities for the years ended December 31 were as follows (in thousands):

	2013	2012
Deferred tax liabilities:
Property and Equipment	$343,411	$328,355
Long-term Debt	56,587	36,864
Unremitted earnings of foreign subsidiaries	40,321	41,382
Investments in 50% or Less Owned Companies	23,573	24,392
Other	9,050	7,235
Total deferred tax liabilities	472,942	438,228
Deferred tax assets:
Share award plans	8,347	6,920
Other	13,662	14,801
Total deferred tax assets	22,009	21,721
Valuation allowance	(6,778)	(5,990)
Net deferred tax assets	15,231	15,731
Net deferred tax liabilities	$457,711	$422,497
During the year ended December 31, 2013, the Company increased its valuation allowance for state net operating loss carryforwards from $6.0 million to $6.8 million.
The Company records an additional income tax benefit or expense based on the difference between the fair market value of share awards at the time of grant and the fair market value at the time of vesting or exercise. For the years ended December 31, 2013, 2012 and 2011, an additional net income tax benefit was recorded in stockholders’ equity of $1.4 million, $2.0 million and $1.8 million, respectively.

9.	LONG-TERM DEBT
The Company’s borrowings as of December 31 were as follows (in thousands):

	2013	2012
3.0% Convertible Notes (excluding unamortized discount of $47.8 million)	$230,000	$—
2.5% Convertible Notes (excluding unamortized discount of $40.4 million)	350,000	350,000
7.375% Senior Notes (excluding unamortized discount of $1.0 million)	233,500	233,500
Title XI Bonds (excluding unamortized discount of $9.3 million)	85,217	90,733
Other (excluding unamortized discount of $1.3 million)	80,563	64,007
	979,280	738,240
Portion due within one year	(45,323)	(21,920)
Debt discount, net	(99,839)	(61,011)
	$834,118	$655,309
The Company’s long-term debt maturities for the years ended December 31 are as follows (in thousands):

2014	$45,323
2015	18,791
2016	13,711
2017	14,119
2018	14,404
Years subsequent to 2019	872,932
$979,280

3.0% Convertible Senior Notes. On November 13, 2013, SEACOR completed the sale of $230.0 million aggregate principal amount of its 3.0% Convertible Senior Notes due November 15, 2028 (the “3.0% Convertible Senior Notes”). Interest on the 3.0% Convertible Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2014. Beginning November 15, 2020, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 3.0% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per $1,000 principal amount of the 3.0% Convertible Senior Notes. The amount of contingent interest payable for any such period will be equal to 0.45% per annum of such average trading price of the 3.0% Convertible Senior Notes. After March 31, 2014 and prior to August 15, 2028, the 3.0% Convertible Senior Notes are convertible into shares of Common Stock at the initial conversion rate ("Conversion Rate") of 7.9362 if the sales price of the Common Stock for a defined period is greater than or equal to 130% of the applicable conversion price ("Conversion Price") on each trading day. The Conversion Price for each note equals $1,000 divided by the Conversion Rate in effect. After August 15, 2028, holders may elect to convert at any time at the Conversion Price. The Company has reserved the maximum number of shares of Common Stock needed upon conversion or 1,825,326 shares as of December 31, 2013. After November 19, 2018, the 3.0% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On November 19, 2020 and November 20, 2023, the holders of the 3.0% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase. SEACOR incurred $6.3 million of net offering costs associated with the 3.0% Convertible Senior Notes sale for net proceeds of $223.7 million.
The Company accounts separately for the liability and equity components of the 3.0% Convertible Senior Notes and the associated underwriting fees in a manner that reflects the Company's non-convertible borrowing rate. Of the total proceeds of $230.0 million received upon issuance and $6.3 million of offering costs, the Company allocated $181.5 million and $5.0 million, respectively, to the liability component and allocated $48.5 million and $1.3 million, respectively, to the equity component. The resulting debt discount and offering costs associated with the liability component is amortized as additional non-cash interest expense over the seven year period for which the debt is expected to be outstanding (November 19, 2020) for an overall effective annual interest rate of 7.4%.
2.5% Convertible Senior Notes. On December 11, 2012, SEACOR completed the sale of $350.0 million aggregate principal amount of its 2.5% Convertible Senior Notes due December 15, 2024 (the “2.5% Convertible Senior Notes”). Interest on the 2.5% Convertible Senior Notes is payable semi-annually on June 15 and December 15 of each year. Beginning December 15, 2017, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 2.5% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per $1,000 principal amount of the 2.5% Convertible Senior Notes. The amount of contingent interest payable for any such period will be equal to 0.25% per annum of such average trading price of the 2.5% Convertible Senior Notes. Prior to September 15, 2017, the 2.5% Convertible Senior Notes are convertible into shares of Common Stock at the initial conversion rate ("Conversion Rate") of 8.6879 if the sales price of the Common Stock for a defined period is greater than or equal to 130% of the applicable conversion price ("Conversion Price") on each trading day. The Conversion Price for each note equals $1,000 divided by the Conversion Rate in effect. After September 15, 2017, holders may elect to convert at any time at the Conversion Price. On December 14, 2012, the Conversion Rate was adjusted to 9.2089 in connection with the Company's cash dividend of $5.00 per common share. On January 31, 2013, the Conversion Rate was adjusted to 12.0015 in connection with the Spin-off of Era Group from SEACOR (see Note 16). The Company has reserved the maximum number of shares of Common Stock needed upon conversion or 4,200,525 shares as of December 31, 2013. After December 19, 2015 and prior to December 19, 2017, the 2.5% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus $55 per $1,000 bond, provided the trading price of the Common Stock for a defined period exceeds 130% of the Conversion Price. After December 19, 2017, the 2.5% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption plus $55 per $1,000 bond. On December 19, 2017 and December 19, 2022, the holders of the 2.5% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase. SEACOR incurred $9.4 million of net offering costs associated with the 2.5% Convertible Senior Notes sale for net proceeds of $340.6 million.
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
Title XI Bonds. Three double-hull product and chemical tankers (the “Title XI tankers”) owned by subsidiaries of the Company (the “Title XI companies”) were financed through the issuance of U.S. Government Guaranteed Ship Financing Bonds (the “Title XI Bonds” or “Title XI financing”) bearing interest at 6.50% with semi-annual principal and interest payments and maturing through June 2024.
A percentage of earnings attributable to each of the Title XI tankers’ operations is required to be deposited into Title XI reserve fund bank accounts. Cash held in these accounts is invested as prescribed by Title XI financing agreements. Withdrawals from these accounts are permitted for limited purposes, subject to the prior approval of the U.S. Maritime Administration. As of December 31, 2013 and 2012, the Title XI reserve fund account balances were $9.6 million.
The Title XI financing agreements contain covenants restricting cash distributions subject to certain financial tests. Failure to meet these financial tests, among other things, restricts Title XI companies from (1) distributing capital; (2) paying dividends; (3) increasing employee compensation and paying other indebtedness; (4) incurring additional indebtedness; (5) making investments and (6) acquiring fixed assets. Cash distributions (as defined in the Title XI financing agreements) from a Title XI company are prohibited until such company achieves certain levels of working capital. As of December 31, 2013 and 2012, the Title XI companies held $12.2 million and $27.3 million in restricted cash that was limited in use for the operation of the tankers and cannot be used to fund the Company’s general working capital requirements. As of December 31, 2013, the Title XI companies had net assets of $60.7 million.
In the event of default (as defined in the Title XI financing agreements), all of the Title XI tankers, in addition to the assignment of earnings relating to those vessels and the funds on deposit in the Title XI reserve fund accounts, serve as collateral for the repayment of the Title XI Bonds. The aggregate net book value as of December 31, 2013 of the Title XI tankers was $119.8 million.
SEACOR Revolving Credit Facility. On August 9, 2013 the Company terminated its unsecured revolving credit facility that was scheduled to mature in November 2013. During the year ended December 31, 2013, the Company made no borrowings or repayments on the revolving credit facility. During the year ended December 31, 2012, the Company made net repayments of $175.0 million on the revolving credit facility. During the year ended December 31, 2011, the company drew $50.0 million on the revolving credit facility.
Other. The Company has various other obligations including ship, equipment and facility mortgages, working capital lines and short term financing for certain agriculture commodity trading and logistics’ inventories. These obligations have maturities ranging from several days through October 2021, have interest rates ranging from 1.1% to 5.0% as of December 31, 2013, and require periodic payments of interest and principal. During the years ended December 31, 2013, 2012 and 2011, proceeds from the issuance of other debt was $1.5 million, $6.7 million and $23.0 million, respectively. During the years ended December 31, 2013, 2012 and 2011, repayments on other debt was $9.7 million, $24.5 million and $28.7 million, respectively.
As of December 31, 2013, the Company had outstanding letters of credit totaling $27.1 million with various expiration dates through 2016.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

10.	COMMON STOCK
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the year ended December 31, 2013, the Company acquired no shares of Common Stock for treasury. During the years ended December 31, 2012 and 2011, the Company acquired for treasury 1,377,798 and 843,400 shares of Common Stock, respectively, for an aggregate purchase price of $119.6 million and $71.3 million, respectively. As of December 31, 2013, SEACOR had authorization to repurchase $100.0 million of Common Stock.
SEACOR’s Board of Directors declared a Special Cash Dividend of $5.00 per share of Common Stock payable to stockholders of record as of December 17, 2012. On or about December 26, 2012, the Company paid these dividends totaling $100.4 million on 20,076,762 shares of Common Stock, including dividends of $0.9 million related to 171,562 outstanding restricted share awards. The Compensation Committee of SEACOR’s Board of Directors elected, at its discretion, to pay the dividend on the restricted share awards in December 2012 rather than depositing amounts in escrow pending the lapsing of restrictions.

11.	SAVINGS AND MULTI-EMPLOYER PENSION PLANS
SEACOR Savings Plan. The Company provides a defined contribution plan (the “Savings Plan”) for its eligible U.S.-based employees. The Company’s contribution to the Savings Plan is limited to 50% of an employee’s first 6% of wages invested in the Savings Plan and is subject to annual review by the Board of Directors of SEACOR. The Company’s Savings Plan costs were $2.2 million, $3.3 million and $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, including discontinued operations.
SEACOR Deferred Compensation Plan. In 2005, the Company established a non-qualified deferred compensation plan, as amended (the “Deferred Compensation Plan”) to provide certain highly compensated executives and non-employee directors the ability to defer receipt of up to 75% of their cash base salary and up to 100% of their cash bonus. Prior to a 2012 amendment, participants were eligible to defer up to 100% of their vested restricted stock (deferred in the form of Restricted Stock Units, as defined in the plan) for each fiscal year. Each participant’s compensation deferrals are credited to a bookkeeping account and, subject to certain restrictions, each participant may elect to have their cash deferrals in such account indexed against one or more investment options, solely for purposes of determining amounts payable under the Deferred Compensation Plan (the Company is not obligated to actually invest any deferred amounts in the selected investment options).
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
The obligations of the Company to pay deferred compensation under the Deferred Compensation Plan are general unsecured obligations of the Company and rank equally with other unsecured indebtedness of the Company that is outstanding from time to time. As of December 31, 2013 and 2012, the Company had obligations of $0.6 million and $0.5 million, respectively, related to the Deferred Compensation Plan that are included in the accompanying consolidated balance sheets as deferred gains and other liabilities. The total amount of the Company’s obligation under the Deferred Compensation Plan will vary depending upon the level of participation by participants and the amount of compensation that participants elect to defer under the plan. The duration of the Deferred Compensation Plan is indefinite (subject to the Board of Directors’ discretion to amend or terminate the plan).
MNOPF and MNRPF. Certain subsidiaries of the Company are participating employers in industry-wide, multi-employer, defined benefit pension funds in the United Kingdom, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”) and the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF relates to officers employed between 1978 and 2002 and its participation in the MNRPF relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Both of these plans are in deficit positions and depending upon the results of future actuarial valuations, it is possible that the plans could experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received. The Company has one active employee participating in the MNOPF plan and none in the MNRPF plan. During the years ended December 31, 2013, 2012 and 2011, contributions to the MNOPF were not material and did not exceed 5% of total contributions to the plan in any year.

Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. Prior to 2011, the Company was invoiced and expensed $16.7 million, representing the Company’s allocated share of the cumulative funding deficits, including portions deemed uncollectible due to the non-existence or liquidation of certain participating employers. During the year ended December 31, 2013, based on an actuarial valuation of the MNOPF in 2012, the Company was invoiced and expensed $2.7 million, representing the Company’s allocated share of an additional funding deficit based on that actuarial valuation.
Based on an actuarial valuation of the MNRPF in March 2008, the Company was advised that its share of a $281.0 million (£175.0 million) accumulated funding deficit was $1.0 million (£0.6 million). The accumulated funding deficit is being recovered by additional annual contributions from current employers and is subject to adjustment following the results of future tri-annual actuarial valuations. During the year ended December 31, 2011, $0.4 million, in the aggregate, of the Company’s funding deficit had been invoiced and expensed. Based on an actuarial valuation of the MNRPF in March 2011, the Company was advised that the funding deficit had increased to $359.3 million (£217.0 million) of which the Company’s share is $0.3 million (£0.2 million). The recovery plans for the additional funding deficit are still being considered.
AMOPP and SPP. Certain subsidiaries of the Company are participating employers in industry-wide, multi-employer defined benefit pension plans in the United States: the American Maritime Officers Pension Plan (EIN: 13-1936709) (the "AMOPP") and the Seafarers Pension Plan (EIN: 13-6100329) (the "SPP"). Certain subsidiaries of the Company also participates in the American Maritime Officers 401(k) Plan (EIN: 11-2978754) (the "AMO 401(k) Plan"), an industry-wide, multi-employer defined contribution plan. The Company’s participation in these plans relates to certain employees of the Company’s Shipping Services business segment.
Under federal pension law, the AMOPP was deemed in critical status for the 2009 and 2010 plan years. The AMOPP was frozen in January 2010 and a ten year rehabilitation plan was adopted by the AMOPP trustees in February 2010 whereby benefit changes and increased contributions by participating employers were expected to improve the funded status of the AMOPP. The AMOPP was replaced by the AMO 401(k) Plan. On December 28, 2012, the AMOPP was elevated to endangered status primarily as a result of favorable investment performance and the rehabilitation plan adopted by the AMOPP trustees. Based on an actuarial valuation performed as of September 30, 2012, the latest period for which an actuarial valuation is available, if the Company had chose to withdraw from the AMOPP at that time, its withdrawal liability would have been $45.6 million. That liability may change in future years based on various factors, primarily employee census. As of December 31, 2013, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
The SPP was neither in endangered or critical status for the 2012 plan year, the latest period for which a report is available, as the SPP was fully funded.
In accordance with collective bargaining agreements between the Company and the American Maritime Officers (“AMO”), the latest of which expires on December 31, 2015, and the Seafarers International Union (“SIU”), the latest of which expires on September 30, 2017, the Company makes periodic contributions to the AMOPP, SPP and AMO 401(k) Plan. The contributions to these plans are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of income. During the years ended December 31, 2013, 2012 and 2011, the Company made contributions of $0.9 million, $0.9 million and $0.9 million, respectively, to the AMOPP and $1.5 million, $1.3 million and $0.6 million, respectively to the SPP. During the years ended December 31, 2013, 2012 and 2011, none of the Company’s contributions to the AMOPP or the SPP exceeded 5% of total contributions to the plans and the Company did not pay any material surcharges. As of December 31, 2013, there is no required minimum future contribution to the AMOPP or the SPP. The Company’s obligations for future contributions are based upon the number of employees subject to the collective bargaining agreements, their rates of pay and the number of days worked.
Other Plans. Certain employees participate in other defined contribution plans in the United States and various international regions including the United Kingdom and Singapore. During the years ended December 31, 2013, 2012 and 2011, the Company incurred costs of $0.5 million, $0.4 million and $0.3 million, respectively, in the aggregate related to these plans, primarily from employer matching contributions.

12.	SHARE BASED COMPENSATION
Share Incentive Plans. SEACOR’s stockholders approved the 2007 Share Incentive Plan to provide for the grant of options to purchase shares of Common Stock, stock appreciation rights, restricted stock, stock awards, performance awards and restricted stock units to non-employee directors, key officers and employees of the Company. The 2007 Share Incentive Plan superseded the 2003 Non-Employee Director Share Incentive Plan and the 2003 Share Incentive Plan (collectively including all predecessor plans, the “Share Incentive Plans”). The Compensation Committee of the Board of Directors administers the Share Incentive Plans. A total of 5,650,000 shares of Common Stock have been authorized for grant under the Share Incentive Plans. All shares issued pursuant to such grants are newly issued shares of Common Stock. The exercise price per share of options granted cannot be less than 100% of the fair market value of Common Stock at the date of grant under the Share Incentive Plans. Grants to date have been limited to stock awards, restricted stock, restricted stock units and options to purchase shares of Common Stock.
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
Employee Stock Purchase Plans. SEACOR’s stockholders approved the 2009 Employee Stock Purchase Plan with a term of ten years (collectively including all predecessor plans, the “Employee Stock Purchase Plans”) to permit the Company to offer Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock is made available for purchase under the Employee Stock Purchase Plans for six-month offering periods. The Employee Stock Purchase Plans are intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of SEACOR may amend or terminate the Employee Stock Purchase Plans at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the Employee Stock Purchase Plans may be made without stockholder approval. A total of 600,000 shares of Common Stock have been approved for purchase under the Employee Stock Purchase Plans with all shares issued from those held in treasury.
Share Award Transactions. The following transactions have occurred in connection with the Company’s share based compensation plans during the years ended December 31:

	2013	2012	2011
Restricted stock awards granted	148,300	134,600	183,500
Restricted stock awards forfeited	(18,000)	(2,120)	(4,100)
Director stock awards granted	2,500	4,000	4,000
Restricted Stock Unit Activities:
Outstanding as of the beginning of year	—	1,130	531
Granted	—	—	650
Converted to shares	—	(1,130)	(51)
Outstanding as of the end of year	—	—	1,130
Shares released from Deferred Compensation Plan	(1,692)	—	(63)
Stock Option Activities:
Outstanding as of the beginning of year	1,281,821	1,272,192	1,130,356
Granted(1)	529,912	173,700	290,960
Exercised	(328,077)	(149,781)	(146,169)
Forfeited	(800)	—	(1,920)
Expired	(1,576)	(14,290)	(1,035)
Outstanding as of the end of year	1,481,280	1,281,821	1,272,192
Employee Stock Purchase Plan shares issued	31,586	39,980	47,376
Shares available for issuance under Share Incentive and Employee Stock Purchase Plans as of the end of year	508,495	1,200,417	538,287
______________________

(1)
During the year ended December 31, 2013, the Company granted 318,012 stock options to existing option holders, net of share award settlements for Era Group employees and directors, under make-whole provisions upon the Spin-off of Era Group.

During the years ended December 31, 2013, 2012 and 2011, the Company recognized $14.5 million, $33.3 million and $21.9 million, respectively, of compensation expense related to stock awards, stock options, employee stock purchase plan purchases, restricted stock and restricted stock units (collectively referred to as “share awards”). As of December 31, 2013, the

Company had approximately $27.4 million in total unrecognized compensation costs of which $10.0 million and $8.3 million are expected to be recognized in 2014 and 2015, respectively, with the remaining balance recognized through 2018.
The weighted average values of grants under the Company’s Share Incentive Plans were $43.74, $58.22 and $56.57 for the years ended December 31, 2013, 2012 and 2011, respectively. The fair value of each option granted during the years ended December 31, 2013, 2012 and 2011 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 30.5%, 31.0% and 30.7%, respectively, (c) weighted average discount rates of 1.53%, 0.81% and 1.65%, respectively, and (d) expected lives of 5.96 years, 5.91 years and 5.73 years, respectively.
During the year ended December 31, 2013, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Price
Nonvested as of December 31, 2012	180,930	$92.85
Granted	148,300	$68.23
Vested(1)(2)	(8,860)	$72.79
Forfeited	(18,000)	$81.78
Nonvested as of December 31, 2013(1)	302,370	$70.61
______________________

(1)
During the year ended December 31, 2013, the weighted average grant prices of restricted stock outstanding at the time of the Spin-off were reduced based on a ratio of the relative market value of the Company's share price immediately prior to and after the effective date of the Spin-off.

(2)	Restricted stock vested during the year ended December 31, 2013 includes 4,940 shares transferred to Era Group as part of share award settlements for for Era Group employees and directors.
During the years ended December 31, 2013, 2012 and 2011, the total grant date fair value of restricted stock and restricted stock units that vested was $3.7 million, $38.1 million and $1.6 million, respectively. During the year ended December 31, 2013, the Company recognized additional compensation expense of $3.3 million as a consequence of a partial acceleration of the vesting of restricted stock upon the Company's restricted stockholders receiving one fully vested Era share for each SEACOR restricted share held on the effective date of the Spin-off by means of a dividend. During the year ended December 31, 2012, the Company accelerated the vesting date for all restricted stock and restricted stock units that were scheduled to vest in 2013 and 2014 into 2012 resulting in additional compensation expense of $12.2 million, including discontinued operations.
During the year ended December 31, 2013, the number of shares, the weighted average grant date fair value and the weighted average exercise price on stock option transactions were as follows:

	Nonvested Options		Vested/Exercisable Options		Total Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, as of December 31, 2012	533,660	$27.72	748,161	$63.36	1,281,821	$68.96
Granted(1)(2)	354,254	$26.12	175,658	$45.64	529,912	$63.19
Vested(1)	(235,508)	$21.61	235,508	$56.62	—	$—
Exercised(1)	—	$—	(328,077)	$51.17	(328,077)	$51.17
Forfeited(1)	(800)	$23.22	—	$—	(800)	$72.84
Expired(1)	—	$—	(1,576)	$72.04	(1,576)	$72.04
Outstanding, as of December 31, 2013(1)	651,606	$23.36	829,674	$50.42	1,481,280	$57.95
______________________

(1)
During the year ended December 31, 2013, the weighted average grant date fair values and weighted average exercise prices of stock options outstanding at the time of the Spin-off were reduced based on a ratio of the relative market value of the Company's share price immediately prior to and after the effective date of the Spin-off.

(2)
During the year ended December 31, 2013, the Company granted 142,354 nonvested and 175,658 vested/exercisable stock options to existing option holders, net of share award settlements for Era Group employees and directors, under make-whole provisions upon the Spin-off of Era Group.

During the years ended December 31, 2013, 2012 and 2011, the aggregate intrinsic value of exercised stock options was $10.5 million, $7.0 million and $6.8 million, respectively. As of December 31, 2013, the weighted average remaining contractual term for total outstanding stock options and vested/exercisable stock options was 5.97 and 4.53 years, respectively. As of December 31, 2013, the aggregate intrinsic value of all options outstanding and all vested/exercisable options outstanding was $49.3 million and $33.8 million, respectively.
As a result of the Spin-off during the year ended December 31, 2013, the Company reduced the exercise prices for all outstanding stock options and granted additional stock options to existing option holders based on a ratio of the relative market value of its share price immediately prior to and after the effective date of the Spin-off. As a result of these adjustments, both the aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately prior to and after the effective date of the Spin-off. As these adjustments were made in accordance with the anti-dilution provisions of the Share Incentive Plans, no compensation expense was recognized for the adjustments.
As a result of the Special Cash Dividend (see Note 10) paid during the year ended December 31, 2012, the Company reduced the exercise prices for all outstanding stock options as of the Special Cash Dividend record date by the dividend amount of $5.00. As a result of this adjustment, both the aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately prior to and after the Special Cash Dividend record date. As this adjustment was made in accordance with the anti-dilution provisions of the Share Incentive Plans, no compensation expense was recognized for the adjustments.

13.	RELATED PARTY TRANSACTIONS
The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Mr. Charles Fabrikant, the Executive Chairman of SEACOR, companies controlled by Mr. Fabrikant, and trusts for the benefit of Mr. Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. In the years ended December 31, 2013, 2012 and 2011, Mr. Fabrikant and his affiliates earned $0.9 million, $0.8 million and $1.1 million, respectively, of net barge pool results (after payment of $0.2 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2013 and 2012, the Company owed Mr. Fabrikant and his affiliates $0.6 million and $0.4 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates participate in the barge pools on the same terms and conditions as other pool participants who are unrelated to the Company.
ICP manufactures and sells certain non-ethanol alcohol finished goods to the noncontrolling interest partner in ICP. During the year ended December 31, 2012, the noncontrolling interest partner operated under a marketing agreement with ICP for non-ethanol alcohol production, which expired on January 1, 2013. During the year ended December 31, 2013, ICP continued to sell non-ethanol alcohol finished goods to the noncontrolling interest partner for resale purposes and also independently sold non-ethanol alcohol finished goods directly to unrelated third party customers. During the years ended December 31, 2013 and 2012, the Company sold $6.6 million and $44.8 million, respectively to the noncontrolling interest partner. As of December 31, 2013 and 2012, ICP had accounts receivable of $1.8 million and $4.7 million from the noncontrolling interest partner. The noncontrolling interest partner has payment terms comparable to other ICP customers purchasing the same types of non-ethanol alcohol finished goods.
Mr. Fabrikant is also a director of Diamond Offshore Drilling, Inc. (“Diamond”), which is also a customer of the Company. The total amount earned from business conducted with Diamond did not exceed $5.0 million in any of the years ended December 31, 2013, 2012 and 2011.
Mr. Fabrikant and Mr. Lorentzen are also directors of Era Group, which is also customer of the Company. Furthermore, following the Spin-Off the Company has provided certain transition services to Era Group. The total amount earned from business conducted with Era, including transition services provided, did not exceed $5.0 million during the year ended December 31, 2013.

14.	COMMITMENTS AND CONTINGENCIES
As of December 31, 2013, the Company's unfunded capital commitments were $547.0 million and included: 16 offshore support vessels for $112.7 million; 80 inland river dry cargo barges for $40.2 million; six inland river tank barges for $4.7 million; five inland river towboats for $4.7 million; three U.S.-flag product tankers for $374.1 million; and other equipment and improvements for $10.6 million. Of these commitments, $304.9 million is payable during 2014; $232.8 million is payable during 2015-2016 and $9.3 million is payable in 2017. Subsequent to December 31, 2013, the Company committed to purchase one U.S.-flag articulated tug-barge and additional equipment for $94.1 million. As of December 31, 2013, the Company held balances of cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds totaling $825.6 million.
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by ORM, a subsidiary of the Company prior to the ORM Transaction, during the Deepwater Horizon oil spill response and clean-up in the U.S Gulf of Mexico. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig "Deepwater Horizon", MDL No. 2179 filed in the U.S. District Court for the Eastern District of Louisiana ("MDL"). The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action and pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL, discussed further below. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
On December 15, 2010, ORM and NRC, subsidiaries of the Company prior to the ORM Transaction and SES Business Transaction (see Note 1), respectively, were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Subsequent to the filing of the referenced master complaint, ten additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. By court order, all of these additional individuals cases have been stayed until further notice. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 13, 2011, the Company was named as a defendant in Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), an action in which plaintiff, a former employee, alleges sustaining personal injuries in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case is subject to the MDL Court’s stay of individual proceedings, the employee moved to sever his case from the MDL on July 16, 2012, which the Court denied on March 5, 2013. The employee filed a motion asking the Court to reconsider, which was denied on May 3, 2013, and the employee filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) on May 22, 2013. On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction, which was granted on August 16, 2013. The same company employee has also brought a claim in the M/V Seacor Vanguard vessel’s limitation action in the MDL which relates to any actions that may have been taken by vessels owned by the Company to extinguish the fire. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.)., which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., and M-I L.L.C. also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC have asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. Transcoean's limitation, and thus the remainder of the aforementioned cross-claims, remains pending. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the plaintiffs by exposing them to dispersants during the course and scope of their employment. The case was removed to the U.S. District Court for the Northern District of Florida on January 13, 2013, Abney et al. v. Plant Performance Services, LLC et la., No. 3:13-CV-00024 (N.D. Fla.), and on January 16, 2013, the United States Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order (“CTO”) transferring the case to the MDL, subject to any timely-filed notice of objection from the plaintiffs. Upon receipt of a notice of objection from the plaintiffs, a briefing schedule was set by the JPML, and so a stay of proceedings and suspension of deadlines was sought and obtained by the Court in the U.S. District Court for the Northern District of Florida. Following briefing before the JPML, the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response.  A CTO was issued by the JPML on May 2, 2013, no objection was filed by the plaintiffs, and the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on May 10, 2013.  By court order, both of these matters have been stayed until further notice. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company ("BP America") (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP. The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012. A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages Class Action Settlement ("E&P Settlement") on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement ("Medical Settlement") on January 11, 2013. Both class action settlements were appealed to the Fifth Circuit. Following briefing and remand to the MDL court concerning a specific issue, the Medical Settlement appellants moved to voluntarily dismiss their appeals, which the Fifth Circuit granted on December 4, 2013. The Fifth Circuit affirmed the MDL Court's decision concerning the E&P Settlement on January 10, 2014. Although neither the Company, ORM, or NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, barring any further appeal, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the Company and ORM's potential exposure, if any, from some of the pending actions described above, and continues to evaluate the settlements' impacts on these cases.
On January 29, 2013, HEPACO, LLC ("HEPACO"), served a demand for arbitration upon ORM, in which HEPACO claims that ORM owes HEPACO an additional fee of $20,291,178.92 under the parties' Management Services Agreement (“MSA”), dated June 1, 2010.  According to HEPACO, the MSA requires ORM to pay HEPACO an additional fee of 30% of total charges paid under the MSA ("Surcharge") to compensate HEPACO for U.S. Longshoremen's and Harbor Workers' insurance or Jones Act insurance and related risks attendant to the work when a contract requires labor to be performed over, adjoining and/or in water. ORM denies liability for the Surcharge, intends to vigorously defend against the claim, and has sought indemnity for any resulting judgment and related attorneys' fees from BP America and BP Exploration. ORM has advised BP that, pursuant to the Bridge Agreement HOU-WL4-3066 between BP and ORM, effective as of June 1, 2010, under which ORM managed and oversaw, for BP, subcontractors, such as HEPACO, in connection with on-shore services related to the BP Deepwater Horizon oil spill, BP ultimately is responsible for the payment of the Surcharge should HEPACO be determined to be entitled to recover it under the MSA.
ORM is defending against three collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon oil spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”).  These cases - Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”); Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”); and Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”) - were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors.  The Prejean, Himmerite and Singleton Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the overall MDL, in which the Himmerite and Singleton Actions were stayed pursuant to procedures of the MDL.  However, all three cases were severed from the MDL on September 19, 2013, and referred to a Magistrate Judge for pretrial case management, including issuing a scheduling order, overseeing discovery, and any other preliminary matters.  On October 31, 2013, ORM filed an answer in both the Himmerite and Singleton Actions.  In the Himmerite and Singleton Actions, pursuant to an earlier tolling order entered by the Court, the limitations periods for potential plaintiffs to opt-in to those actions have been tolled pending further action by the Court.  In the Prejean Action, ORM has answered the complaint and a scheduling order has been issued. On November 6, 2013, the Court conditionally certified a collective class in the Prejean Action.  On December 9, 2013 the Court approved a jointly-submitted form notice and authorized the issuance of notice to all members of the conditionally certified class in the Prejean Action. On December 20, 2013, ORM served plaintiffs’ counsel with a list containing information for approximately 330 potential class members in the Prejean Action. Pursuant to the schedule entered by the Court, potential class members have until February 28, 2014 to opt into the class by submitting consent forms to their attorneys. Plaintiffs’ counsel has until March 10, 2014 to file all executed consent forms with the Court. Although the Court has conditionally certified the Prejean class, the Court has not made a final ruling on whether a class exists. The Company intends to vigorously defend its position that a class should not be certified, and intends on filing a motion to decertify the Prejean class. The Court has also not yet ruled on any of the merits of Plaintiffs’ claims. On February 11, 2014, the parties in the Singleton Action reached a full and final settlement agreement with respect to all of the Plaintiff’s individual claims, which is pending final execution by certain parties.  Once executed, the settlement agreement will be filed with the Court for approval. The Company is unable to estimate the potential exposure, if any, resulting from any of these DPH FLSA Actions, but believes they are without merit and will continue to vigorously defend against them.
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
In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
As of December 31, 2013, the Company leases 22 offshore support vessels, ten barges, two tankers, nine azimuth drive harbor tugs and certain facilities and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease terms. The leases generally contain purchase and lease renewal options or rights of first refusal with respect to the sale or lease of the equipment. The remaining lease terms of the tankers, which are subject to subleases, have durations of 105 and 121 months. The lease terms of the other equipment range in duration from one to seven years. Certain of the equipment leases are the result of sale-leaseback transactions with finance companies (see Note 4) and certain of the gains arising from such sale-leaseback transactions have been deferred in the accompanying consolidated balance sheets and are being amortized as reductions in rental expense over the lease terms (see Note 1).
Total rental expense for the Company’s operating leases in 2013, 2012 and 2011 was $70.9 million, $57.9 million and $44.2 million, respectively. Future minimum payments in the years ended December 31 under operating leases that have a remaining term in excess of one year as of December 31, 2013 for the Company, were as follows (in thousands):

	Total Minimum Payments	Non-cancellable Subleases(1)	Net Minimum Payments
2014	$43,940	$(17,345)	$26,595
2015	41,282	(17,345)	23,937
2016	36,888	(17,392)	19,496
2017	34,933	(17,345)	17,588
2018	33,743	(17,345)	16,398
Years subsequent to 2018	102,920	(76,127)	26,793
 ______________________

(1)	The total minimum offsetting payments to be received under existing long-term bareboat charter-out arrangements.

15.	MAJOR CUSTOMERS AND SEGMENT INFORMATION
Certain reclassifications of prior year information have been made to conform to the current year's reportable segment presentation as a result of the Company's presentation of discontinued operations (see Note 16). The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2013
Operating Revenues:
External customers	567,148	212,726	194,184	193,682	79,532	—	1,247,272
Intersegment	115	2,887	—	—	—	(3,002)	—
	567,263	215,613	194,184	193,682	79,532	(3,002)	1,247,272
Costs and Expenses:
Operating	382,045	152,527	117,283	184,649	75,254	(2,887)	908,871
Administrative and general	60,279	15,410	22,073	2,031	6,296	35,259	141,348
Depreciation and amortization	65,424	28,461	31,299	5,797	378	3,159	134,518
	507,748	196,398	170,655	192,477	81,928	35,531	1,184,737
Gains on Asset Dispositions and Impairments, Net	28,664	6,555	240	—	1,907	141	37,507
Operating Income (Loss)	88,179	25,770	23,769	1,205	(489)	(38,392)	100,042
Other Income (Expense):
Derivative gains (losses), net	83	—	—	(2,078)	210	(6,538)	(8,323)
Foreign currency losses, net	(2,209)	(167)	(14)	—	(342)	(619)	(3,351)
Other, net	3	—	760	—	12	(189)	586
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	13,522	(7,626)	(2,945)	—	4,313	—	7,264
Segment Profit (Loss)	99,578	17,977	21,570	(873)	3,704
Other Income (Expense) not included in Segment Profit							(21,322)
Less Equity Earnings included in Segment Profit							(7,264)
Income Before Taxes, Equity Earnings and Discontinued Operations							67,632

Capital Expenditures of Continuing Operations	111,517	37,360	43,713	1,115	385	1,811	195,901

As of December 31, 2013
Property and Equipment:
Historical cost	1,139,639	481,421	498,951	44,166	3,967	31,039	2,199,183
Accumulated depreciation	(471,590)	(147,698)	(223,667)	(11,390)	(662)	(11,323)	(866,330)
	668,049	333,723	275,284	32,776	3,305	19,716	1,332,853
Construction in progress	102,452	28,855	11,324	738	113	—	143,482
	770,501	362,578	286,608	33,514	3,418	19,716	1,476,335
Investments, at Equity, and Advances to 50% or Less Owned Companies	99,160	55,411	197,145	—	89,137	—	440,853
Inventories	6,315	2,279	1,329	16,172	1,520	—	27,615
Goodwill	13,367	2,766	1,852	—	—	—	17,985
Intangible Assets	3,650	7,568	859	7	339	—	12,423
Other current and long-term assets, excluding cash and near cash assets(3)	149,239	69,267	15,097	5,409	47,584	28,785	315,381
Segment Assets	1,042,232	499,869	502,890	55,102	141,998
Cash and near cash assets(3)							825,641
Total Assets							3,116,233
______________________

(1)	Operating revenues includes $189.5 million of tangible product sales and operating expenses includes $180.5 million of costs of goods sold.

(2)	Inventories include raw materials of $1.8 million and work in process of $1.8 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2012
Operating Revenues:
External customers	519,707	224,409	179,928	188,650	195,603	—	1,308,297
Intersegment	110	2,152	108	—	128	(2,498)	—
	519,817	226,561	180,036	188,650	195,731	(2,498)	1,308,297
Costs and Expenses:
Operating	349,680	158,596	112,125	183,442	175,957	(2,331)	977,469
Administrative and general	59,253	15,924	22,553	1,920	23,824	43,269	166,743
Depreciation and amortization	61,542	28,270	30,635	5,757	2,874	2,589	131,667
	470,475	202,790	165,313	191,119	202,655	43,527	1,275,879
Gains (Losses) on Asset Dispositions and Impairments, Net	14,876	7,666	3,128	—	(1,527)	(156)	23,987
Operating Income (Loss)	64,218	31,437	17,851	(2,469)	(8,451)	(46,181)	56,405
Other Income (Expense):
Derivative gains (losses), net	(243)	—	—	(856)	910	(2,623)	(2,812)
Foreign currency gains, net	1,077	84	6	—	2	462	1,631
Other, net	2	(1)	7,452	—	—	(305)	7,148
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	5,214	(3,310)	(4,148)	6,154	(9,674)	—	(5,764)
Segment Profit (Loss)	70,268	28,210	21,161	2,829	(17,213)
Other Income (Expense) not included in Segment Profit							(7,800)
Less Equity Losses included in Segment Profit							5,764
Income Before Taxes, Equity Earnings and Discontinued Operations							54,572

Capital Expenditures of Continuing Operations	168,778	28,818	31,235	96	6,576	3,847	239,350

As of December 31, 2012
Property and Equipment:
Historical cost	1,158,169	491,653	506,054	43,789	8,276	30,442	2,238,383
Accumulated depreciation	(422,564)	(127,112)	(198,943)	(5,679)	(398)	(9,107)	(763,803)
	735,605	364,541	307,111	38,110	7,878	21,335	1,474,580
Construction in progress	66,088	11,122	29,972	—	3,040	74	110,296
Property and Equipment	801,693	375,663	337,083	38,110	10,918	21,409	1,584,876
Investments, at Equity, and Advances to 50% or Less Owned Companies	66,805	53,844	67,023	—	84,863	—	272,535
Inventories	6,779	2,623	1,728	11,770	2,887	—	25,787
Goodwill	13,367	2,759	1,852	—	—	—	17,978
Intangible Assets	4,086	9,214	1,410	93	502	—	15,305
Other current and long-term assets, excluding cash and near cash assets(3)	139,757	75,661	14,183	6,533	72,123	33,393	341,650
Segment Assets	1,032,487	519,764	423,279	56,506	171,293
Cash and near cash assets(3)							493,786
Discontinued operations							948,877
Total Assets							3,700,794
______________________

(1)	Operating revenues includes $184.9 million of tangible product sales and operating expenses includes $185.1 million of costs of goods sold.

(2)	Inventories include raw materials of $2.4 million and work in process of $1.8 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2011
Operating Revenues:
External customers	376,692	187,657	161,307	—	306,841	—	1,032,497
Intersegment	96	—	—	—	26	(122)	—
	376,788	187,657	161,307	—	306,867	(122)	1,032,497
Costs and Expenses:
Operating	269,203	119,499	90,708	—	266,168	(25)	745,553
Administrative and general	47,201	11,339	18,301	256	19,370	35,305	131,772
Depreciation and amortization	48,477	23,494	30,214	—	2,830	1,858	106,873
	364,881	154,332	139,223	256	288,368	37,138	984,198
Gains (Losses) on Asset Dispositions and Impairments, Net	14,661	2,964	1,355	—	3	(144)	18,839
Operating Income (Loss)	26,568	36,289	23,439	(256)	18,502	(37,404)	67,138
Other Income (Expense):
Derivative losses, net	—	—	—	—	(980)	(29,075)	(30,055)
Foreign currency gains (losses), net	(3,102)	—	(30)	—	277	3,395	540
Other, net	278	4	307	—	950	(521)	1,018
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	9,189	4,136	(74)	(1,815)	(1,528)	—	9,908
Segment Profit (Loss)	32,933	40,429	23,642	(2,071)	17,221
Other Income (Expense) not included in Segment Profit							(34,872)
Less Equity Earnings included in Segment Profit							(9,908)
Income Before Taxes, Equity Earnings and Discontinued Operations							3,769

Capital Expenditures of Continuing Operations	88,248	44,693	24,308	—	4,972	3,043	165,264

As of December 31, 2011
Property and Equipment
Historical cost	943,108	474,618	524,398	—	18,610	25,997	1,986,731
Accumulated depreciation	(372,213)	(104,768)	(175,978)	—	(3,002)	(9,592)	(665,553)
	570,895	369,850	348,420	—	15,608	16,405	1,321,178
Construction in progress	83,924	13,442	18,055	—	314	3,744	119,479
	654,819	383,292	366,475	—	15,922	20,149	1,440,657
Investments, at Equity, and Advances to 50% or Less Owned Companies	68,330	50,183	12,284	11,790	56,903	—	199,490
Inventories	6,449	2,422	1,671	—	2,416	—	12,958
Goodwill	13,367	4,345	1,852	—	37,138	—	56,702
Intangible Assets	5,971	7,324	1,945	—	6,288	—	21,528
Other current and long-term assets, excluding cash and near cash assets(1)	125,472	72,565	14,131	8	137,008	29,014	378,198
Segment Assets	874,408	520,131	398,358	11,798	255,675
Cash and near cash assets(1)							729,635
Discontinued operations							1,088,966
Total Assets							3,928,134
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

In the years ended December 31, 2013, 2012 and 2011, the Company did not earn revenues that were greater than or equal to 10% of total revenues from a single customer. For the years ended December 31, 2013, 2012 and 2011, approximately 32%, 37% and 50%, respectively, of the Company’s operating revenues were derived from its foreign operations. The Company’s foreign revenues are primarily derived from its Offshore Marine Services fleet and certain of its Inland River and Shipping Services fleets. These assets are highly mobile and regularly and routinely move between countries within a geographical region of the world. In addition, these assets may be redeployed among the geographical regions as changes in market conditions dictate. Because of this asset mobility, revenues and long-lived assets, primarily property and equipment, in any one country are not considered material. The following represents the Company’s revenues attributed by geographical region in which services are provided to customers for the years ended December 31 (in thousands):

	2013	2012	2011
Operating Revenues:
United States	$845,056	$823,693	$517,120
Africa, primarily West Africa	79,991	75,484	75,497
Europe, primarily North Sea	101,834	107,766	79,210
Asia	26,203	21,039	15,973
Middle East	51,930	49,941	46,724
Brazil, Mexico, Central and South America	142,258	229,986	297,536
Other	—	388	437
	$1,247,272	$1,308,297	$1,032,497
The Company’s long-lived assets are primarily its property and equipment that are employed in various geographical regions of the world. The following represents the Company’s property and equipment based upon the assets’ physical location as of December 31 (in thousands):

	2013	2012	2011
Property and Equipment:
United States	$1,094,370	$1,158,038	$986,404
Africa, primarily West Africa	73,137	77,860	89,166
Europe, primarily North Sea	93,713	97,631	96,716
Asia	21,485	25,305	25,542
Middle East	61,134	99,863	70,431
Brazil, Mexico, Central and South America	132,496	126,179	172,398
	$1,476,335	$1,584,876	$1,440,657

16.	DISCONTINUED OPERATIONS
On March 16, 2012, SEACOR completed the SES Business Transaction for a net sales price of $99.9 million and recognized a gain of $18.6 million, net of tax, or $0.90 per diluted share. During the year ended December 31, 2013, the final working capital settlements were completed resulting in a $1.0 million reduction of the gain, net of tax. The SES Business included NRC, one of the largest providers of oil spill response services in the United States; NRC Environmental Services Inc., a leading provider of environmental and industrial services on the West Coast of the United States; SEACOR Response Ltd., which provides oil spill response and emergency response services to customers in international markets; and certain other subsidiaries. As a result of the sale, the Company disposed of $8.0 million of goodwill.
On December 31, 2012, SEACOR sold SEI, the Company's energy commodity and logistics business, to Par Petroleum Corporation for a net sales price of $15.1 million and recognized a gain of $7.1 million, net of tax, or $0.34 per diluted share. During the year ended December 31, 2013, the final working capital settlements were completed resulting in a $0.1 million reduction of the gain, net of tax.

On January 31, 2013, the Company completed the Spin-off of Era Group, the company that operated SEACOR's Aviation Services business segment, by means of a dividend to SEACOR's shareholders of all the issued and outstanding common stock of Era Group. Era Group filed a Registration Statement on Form 10 with the SEC, describing the Spin-off, that was declared effective on January 14, 2013. Prior to the Spin-off, SEACOR and Era Group entered into a Distribution Agreement and several other agreements that will govern the post-Spin-off relationship. Era Group is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol "ERA." During the year ended December 31, 2013, the Company made a determination to provide for income taxes of $10.1 million relating to the spin-off of Era Group effective as of January 31, 2013, the date of the spin-off.
For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of the SES Business, SEI and Era Group as discontinued operations. Summarized selected operating results of the discontinued operations for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
SES Business
Operating Revenues	$—	$22,387	$131,346
Costs and Expenses:
Operating	—	18,234	90,267
Administrative and general	—	4,624	20,674
Depreciation and amortization	—	1,428	7,332
	—	24,286	118,273
Losses on Asset Dispositions	—	(71)	(61)
Operating Income (Loss)	—	(1,970)	13,012
Other Income (Expense), Net (including gain on sale of business)	(1,537)	24,971	203
Income Tax (Expense), Net	538	(6,342)	(5,659)
Equity in Earnings (Losses) of 50% or Less Owned Companies	—	301	(49)
Net Income (Loss)	$(999)	$16,960	$7,507
SEI
Operating Revenues	$—	$515,468	$731,164
Costs and Expenses:
Operating	—	503,294	720,791
Administrative and general	—	5,579	3,290
Depreciation and amortization	—	(3)	7
	—	508,870	724,088
Operating Income	—	6,598	7,076
Other Income (Expense), Net (including gain on sale of business)	(143)	8,083	(5,335)
Income Tax (Expense), Net	50	(4,856)	(913)
Net Income (Loss)	$(93)	$9,825	$828
Era Group
Operating Revenues	$22,892	$272,921	$258,148
Costs and Expenses:
Operating	14,076	167,195	162,707
Administrative and general	2,653	34,785	31,893
Depreciation and amortization	3,875	42,502	42,612
	20,604	244,482	237,212
Gains on Asset Dispositions	548	3,612	15,172
Operating Income	2,836	32,051	36,108
Other Income (Expense), Net	(1,316)	(9,478)	(1,439)
Income Tax (Expense), Net	(10,818)	(7,998)	(11,303)
Equity in Earnings (Losses) of 50% or Less Owned Companies	65	(5,528)	82
Net Income	$(9,233)	$9,047	$23,448
Eliminations
Operating Revenues	$—	$(109,941)	$(11,213)
Costs and Expenses:
Operating	—	(109,938)	(11,131)
Administrative and general	—	(3)	(82)
	—	(109,941)	(11,213)
Operating Income	$—	$—	$—

17.	SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Supplemental information for the years ended December 31 was as follows (in thousands):

	2013	2012	2011
Income taxes paid	$4,285	$24,378	$8,398
Income taxes refunded	2,739	11,317	2,499
Interest paid, excluding capitalized interest	32,388	46,457	39,559
Schedule of Non-Cash Investing and Financing Activities:
Distribution of Era Group stock to shareholders	415,209	—	—
Marketable securities reclassified to investment in Trailer Bridge (see Note 5)	—	48,064	—
Company financed sale of vessels	10,263	48,848	11,889
Contribution of assets to 50% or less owned companies	—	15,123	12,361
Issuance of Common Stock on Windcat Acquisition (See Note 4)	—	585	—
Contribution of assets from noncontrolling interests	—	—	124

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected financial information for interim quarterly periods is presented below (in thousands, except share data). Earnings per common share of SEACOR Holdings Inc. are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	March 31,
2013				(As Restated)(1)	(As Reported)(1)
Operating Revenues	$327,861	$336,784	$315,563	$267,064	$267,064
Operating Income	30,307	51,508	19,254	(1,027)	(1,027)
Income (Loss) from Continuing Operations	9,120	30,769	19,296	(11,036)	(11,036)
Loss from Discontinued Operations, Net of Tax	—	—	—	(10,325)	(211)
Net Income (Loss)	9,120	30,769	19,296	(21,361)	(10,874)
Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing Operations	$8,396	$30,291	$19,271	$(10,763)	$(10,763)
Discontinued Operations	—	—	—	(10,225)	(111)
	$8,396	$30,291	$19,271	$(20,988)	$(10,874)
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$0.42	$1.52	$0.97	$(0.55)	$(0.55)
Discontinued Operations	—	—	—	(0.51)	—
	$0.42	$1.52	$0.97	$(1.06)	$(0.55)
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$0.41	$1.36	$0.91	$(0.55)	$(0.55)
Discontinued Operations	—	—	—	(0.51)	—
	$0.41	$1.36	$0.91	$(1.06)	$(0.55)

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
2012
Operating Revenues	$362,368	$338,855	$309,225	$297,849
Operating Income (Loss)	9,332	20,058	(1,499)	28,514
Income (Loss) from Continuing Operations	(12,295)	9,239	6,495	21,188
Income from Discontinued Operations, Net of Tax	9,578	6,265	4,804	15,185
Net Income (Loss)	(2,717)	15,504	11,299	36,373
Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing Operations	$(12,242)	$9,837	$6,445	$21,303
Discontinued Operations	9,618	6,265	4,804	15,185
	$(2,624)	$16,102	$11,249	$36,488
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$(0.61)	$0.48	$0.31	$1.04
Discontinued Operations	0.48	0.31	0.24	0.74
	$(0.13)	$0.79	$0.55	$1.78
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$(0.61)	$0.47	$0.31	$1.02
Discontinued Operations	0.48	0.31	0.23	0.73
	$(0.13)	$0.78	$0.54	$1.75
 ______________________

(1)
During the fourth quarter of 2013, the Company made a determination to provide for income taxes of $10.1 million relating to the spin-off of Era Group effective as of January 31, 2013, the date of the spin-off. As a result, the Company has restated its results from discontinued operations for the quarter ended March 31, 2013 in the table included herein. For the quarter ended March 31, 2013, the Company now reports a net loss of $21.0 million, or $1.06 per diluted share, compared with a previously reported net loss of $10.9 million, or $0.55 per diluted share, and now reports a net loss from discontinued operations of $10.2 million, or $0.51 per diluted share, compared with a previously reported net loss from discontinued operations of $0.1 million. Net loss from continuing operations of $10.8 million, or $0.55 per diluted share, remains as previously reported.

SEACOR HOLDINGS INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

Description	Balance Beginning of Year	Charges (Credits) to Cost and Expenses	Deductions(1)	Other(2)	Balance End of Year
Year Ended December 31, 2013
Allowance for doubtful accounts (deducted from trade and notes receivable)	$1,201	$170	$(209)	$—	$1,162
Inventory allowance (deducted from inventory)	$1,327	$(406)	$—	$—	$921
Year Ended December 31, 2012
Allowance for doubtful accounts (deducted from trade and notes receivable)	$2,355	$1,311	$(2,736)	$271	$1,201
Inventory allowance (deducted from inventory)	$—	$971	$—	$356	$1,327
Year Ended December 31, 2011
Allowance for doubtful accounts (deducted from trade and notes receivable)	$4,196	$(56)	$(1,785)	$—	$2,355
______________________

(1)	Trade receivable amounts deemed uncollectible that were removed from accounts receivable and allowance for doubtful accounts.

(2)	Valuation allowances of ICP at the time of initial consolidation.

EXHIBIT INDEX

Exhibit Number	Description
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

3.4*	Fifth Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2013).
4.1*
Supplemental Indenture, dated September 24, 2009, between SEACOR Holdings Inc. and U.S. Bank, National Association, as trustee (including therein Form of Global Note 7.375% Senior Notes Due 2019) (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on September 24, 2009).

4.2*
Indenture, dated as of December 11, 2012, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 2.5% Convertible Senior Notes Due 2027) (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 originally filed with the Commission on February 28, 2013 and as amended and filed with the Commission on May 6, 2013).

4.3	Indenture dated as of November 13, 2013, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 3.00% Convertible Senior Notes due 2028).
10.1*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).
10.2*
License Agreement, dated December 19, 1996, between SEACOR Holdings Inc., certain subsidiaries of SEACOR Holdings Inc. and Smit Intenationale N.V. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.3*+
SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).

10.4*+
SEACOR SMIT Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).

10.5*+
Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.6*	Form of Warrant Exchange Agreement (incorporated herein by reference to Exhibit 10.32 of the Company’s Registration Statement (No. 333-124232) on Form S-4/A filed with the Commission on May 25, 2005).
10.7*+
SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2005).

10.8*
Revolving Credit Facility Agreement, dated November 3, 2006, between SEACOR Holdings Inc. as Borrower, and DNB Nor Bank ASA, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 filed with the Commission on November 7, 2006).

10.9*+	SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 13, 2007).
10.10*
Amendment No. 1, dated July 3, 2007, to Revolving Credit Facility Agreement dated as of November 3, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2007).

10.11*+
Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

Exhibit Number	Description
10.12*+
Form of Stock Option Grant Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.13*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).
10.14*+
SEACOR Holdings Inc. 2009 Employee Stock Purchase Plan effective March 11, 2009 (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.15*+
SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through March 11, 2009) (incorporated herein by reference to Appendix B of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.16*+	SEACOR Holdings Inc. Management Incentive Plan (incorporated herein by reference to Appendix C of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).
10.17*+
Form of Restricted Stock Grant Agreement Pursuant to the SEACOR Holdings Inc. Amended 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Commission on February 25, 2011).

10.18*+
SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through April 23, 2012) (incorporated herein by reference to Appendix A of the Company's Proxy Statement on DEF 14-A filed with the Commission on April 30, 2012).

10.19*+
Form of Stock Option Grant Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. Amended 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on March 6, 2013).

10.20*
Form of Indemnification Agreement for Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on July 10, 2013).

10.21*
Contract for Construction of Two Vessels for Seabulk Tankers, Inc. by National Steel and Shipbuilding Company dated September 10, 2013 (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which request was granted by order of the Commission on January 17, 2014) (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 filed with the Commission on October 28, 2013).

10.22
Amendment 1 to the Contract for Construction of Two Vessels for Seabulk Tankers, Inc. by National Steel and Shipbuilding Company dated October 21, 2013 (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended; these provisions have been submitted separately to the Commission).

10.23
Amendment 2 to the Contract for Construction of Two Vessels for Seabulk Tankers, Inc. by National Steel and Shipbuilding Company dated effective as of November 11, 2013 (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended; these provisions have been submitted separately to the Commission) .

10.24*
Amended and Restated Transition Services Agreement, dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the commission on February 1, 2013).

10.25*
Tax Matters Agreement, dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the commission on February 1, 2013).

10.26*
Employee Matters Agreement, dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the commission on February 1, 2013).

10.27*
Purchase Agreement dated November 6, 2013, by and among SEACOR Holdings Inc. and Goldman, Sachs & Co., as representative of the Initial Purchasers named in Schedule I thereto (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on November 13, 2013).

10.28+	Compensation Arrangements for the Executive Officers.
10.29+	Compensation of Non-Employee Directors.
21.1	List of Registrant’s Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit Number	Description
31.2	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.