Form 10-Q/A
period 2013-03-31
SEACOR HOLDINGS INC /NEW/
filed 2014-03-07
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

SEACOR Holdings Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three months ended March 31, 2013 ("Amendment No. 1"), originally filed with the Securities and Exchange Commission ("SEC") on April 29, 2013 (the "Original Filing"), to restate its unaudited condensed consolidated financial statements included in the Original Filing and reflect related matters involving the Company's disclosure controls and procedures and internal control over financial reporting.
In late February 2014, in connection with the Company’s year-end accounting review and preparation of its year-end financial statements, an error was discovered in the accounting for taxes related to the spin-off of Era Group, Inc., which occurred on January 31, 2013. The restatement of the Company's unaudited condensed consolidated financial statements in this Amendment No. 1 to the Original Filing is solely related to an error in accounting for taxes, the principal effect of which is an increase in the net loss from discontinued operations for the three months ended March 31, 2013 of $10.1 million.
For the convenience of the reader, this Amendment No. 1 sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

•	Part I — Item 1. Financial Statements;

•	Part I — Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I — Item 4. Controls and Procedures;

•	Part II — Item 1A. Risk Factors; and

•	Part II — Item 6. Exhibits.
In accordance with applicable SEC rules, this Amendment No. 1 to the Original Filing includes certifications from the Company's principal executive officer and principal financial officer dated as of the date of this filing.
Except as set forth above, the Original Filing has not been amended, updated or otherwise modified, and does not reflect events occurring after April 29, 2013, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	March 31, 2013	December 31, 2012
	(As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$312,977	$248,204
Restricted cash	27,129	28,285
Marketable securities	22,568	21,668
Receivables:
Trade, net of allowance for doubtful accounts of $1,209 and $1,201 in 2013 and 2012, respectively	172,889	224,944
Other	41,139	45,334
Inventories	31,966	25,787
Deferred income taxes	3,530	3,530
Prepaid expenses and other	8,834	12,719
Discontinued operations	384	108,153
Total current assets	621,416	718,624
Property and Equipment:
Historical cost	2,186,892	2,238,383
Accumulated depreciation	(785,765)	(763,803)
	1,401,127	1,474,580
Construction in progress	113,381	110,296
Net property and equipment	1,514,508	1,584,876
Investments, at Equity, and Advances to 50% or Less Owned Companies	299,778	272,535
Construction Reserve Funds & Title XI Reserve Funds	194,477	195,629
Goodwill	17,978	17,978
Intangible Assets, Net	15,754	15,305
Other Assets	51,576	55,123
Discontinued Operations	—	840,724
	$2,715,487	$3,700,794
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$15,435	$21,920
Current portion of capital lease obligations	2,711	2,900
Accounts payable and accrued expenses	69,008	107,892
Other current liabilities	119,414	93,093
Discontinued operations	300	39,836
Total current liabilities	206,868	265,641
Long-Term Debt	655,384	655,309
Capital Lease Obligations	36	59
Deferred Income Taxes	422,719	426,027
Deferred Gains and Other Liabilities	116,572	120,342
Discontinued Operations	2,599	490,741
Total liabilities	1,404,178	1,958,119
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 36,957,667 and 36,740,324 shares issued in 2013 and 2012, respectively	369	367
Additional paid-in capital	1,340,875	1,330,324
Retained earnings	1,037,312	1,473,509
Shares held in treasury of 16,851,393 and 16,852,391 in 2013 and 2012, respectively, at cost	(1,089,064)	(1,088,560)
Accumulated other comprehensive loss, net of tax	(4,321)	(1,986)
	1,285,171	1,713,654
Noncontrolling interests in subsidiaries	26,138	29,021
Total equity	1,311,309	1,742,675
	$2,715,487	$3,700,794
The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except share data, unaudited)

	Three Months Ended March 31,
	2013	2012
	(As Restated)
Operating Revenues	$267,064	$297,849
Costs and Expenses:
Operating	200,913	208,419
Administrative and general	35,645	34,991
Depreciation and amortization	33,548	29,702
	270,106	273,112
Gains on Asset Dispositions and Impairments, Net	2,015	3,777
Operating Income (Loss)	(1,027)	28,514
Other Income (Expense):
Interest income	3,167	2,643
Interest expense	(12,840)	(9,987)
Debt extinguishment losses, net	—	(160)
Marketable security gains, net	3,995	3,358
Derivative losses, net	(2,107)	(2,958)
Foreign currency gains (losses), net	(4,011)	1,661
Other, net	3	(84)
	(11,793)	(5,527)
Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	(12,820)	22,987
Income Tax Expense (Benefit)	(2,653)	9,460
Income (Loss) from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(10,167)	13,527
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(869)	7,661
Income (Loss) from Continuing Operations	(11,036)	21,188
Income (Loss) from Discontinued Operations, Net of Tax	(10,325)	15,185
Net Income (Loss)	(21,361)	36,373
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(373)	(115)
Net Income (Loss) attributable to SEACOR Holdings Inc.	$(20,988)	$36,488

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$(10,763)	$21,303
Discontinued operations	(10,225)	15,185
	$(20,988)	$36,488

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$(0.55)	$1.04
Discontinued operations	(0.51)	0.74
	$(1.06)	$1.78

Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$(0.55)	$1.02
Discontinued operations	(0.51)	0.73
	$(1.06)	$1.75

Weighted Average Common Shares Outstanding:
Basic	19,738,930	20,519,660
Diluted	19,738,930	20,893,210

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, unaudited)

	Three Months Ended March 31,
	2013	2012
	(As Restated)
Net Income (Loss)	$(21,361)	$36,373
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	(4,198)	3,200
Reclassification of foreign currency translation losses to foreign currency gains (losses), net	—	758
Derivative gains (losses) on cash flow hedges	49	(476)
Reclassification of derivative losses on cash flow hedges to interest expense	—	636
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	167	74
Other	—	42
	(3,982)	4,234
Income tax (expense) benefit	1,227	(1,394)
	(2,755)	2,840
Comprehensive Income (Loss)	(24,116)	39,213
Comprehensive Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	(848)	136
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	$(23,268)	$39,077

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
			(As Restated)				(As Restated)
December 31, 2012	$367	$1,330,324	$1,473,509	$(1,088,560)	$(1,986)	$29,021	$1,742,675
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	975	—	—	975
Exercise of stock options	1	3,719	—	—	—	—	3,720
Director stock awards	—	83	—	—	—	—	83
Restricted stock and restricted stock units	1	(34)	—	—	—	—	(33)
Distribution of Era Group stock to shareholders	—	—	(415,209)	—	(55)	(107)	(415,371)
Share award settlements for Era Group employees and directors	—	(631)	—	—	—	—	(631)
Amortization of share awards	—	5,935	—	—	—	—	5,935
Cancellation of restricted stock	—	1,479	—	(1,479)	—	—	—
Issuance of noncontrolling interests	—	—	—	—	—	40	40
Distributions to noncontrolling interests	—	—	—	—	—	(1,968)	(1,968)
Net loss	—	—	(20,988)	—	—	(373)	(21,361)
Other comprehensive loss	—	—	—	—	(2,280)	(475)	(2,755)
Three months ended March 31, 2013	$369	$1,340,875	$1,037,312	$(1,089,064)	$(4,321)	$26,138	$1,311,309

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
Restatement of Interim Financial Results. In late February 2014, in connection with the Company’s year-end accounting review and preparation of its year-end financial statements, an error was discovered in the accounting for taxes related to the Spin-off of Era Group. The restatement of the Company's unaudited condensed consolidated financial statements in this Amendment No. 1 to the Quarterly Filing is solely related to this error in accounting for taxes, the principal effect of which is an increase in the net loss from discontinued operations for the three months ended March 31, 2013 of $10.1 million (see Note 15).

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

Computations of basic and diluted earnings per common share of SEACOR for the three months ended March 31, were as follows (in thousands, except share data):

	Net Income (Loss) Attributable to SEACOR	Average O/S Shares	Per Share
	(As Restated)		(As Restated)
2013
Basic Weighted Average Common Shares Outstanding	$(20,988)	19,738,930	$(1.06)
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	—
Convertible Securities(2)	—	—
Diluted Weighted Average Common Shares Outstanding	$(20,988)	19,738,930	$(1.06)

	Net Income (Loss) Attributable to SEACOR	Average O/S Shares	Per Share
2012
Basic Weighted Average Common Shares Outstanding	$36,488	20,519,660	$1.78
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	373,550
Diluted Weighted Average Common Shares Outstanding	$36,488	20,893,210	$1.75
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

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2013
Operating Revenues:
External customers	123,992	49,423	46,476	32,849	14,324	—	267,064
Intersegment	24	654	—	—	—	(678)	—
	124,016	50,077	46,476	32,849	14,324	(678)	267,064
Costs and Expenses:
Operating	90,031	36,389	26,614	34,045	14,488	(654)	200,913
Administrative and general	14,827	4,024	5,177	661	1,656	9,300	35,645
Depreciation and amortization	16,287	7,084	7,797	1,489	99	792	33,548
	121,145	47,497	39,588	36,195	16,243	9,438	270,106
Gains (Losses) on Asset Dispositions and Impairments, Net	2,339	697	(3,069)	—	1,907	141	2,015
Operating Income (Loss)	5,210	3,277	3,819	(3,346)	(12)	(9,975)	(1,027)
Other Income (Expense):
Derivative gains (losses), net	150	—	—	39	842	(3,138)	(2,107)
Foreign currency gains (losses), net	(3,264)	(137)	(7)	—	(167)	(436)	(4,011)
Other, net	—	—	14	—	54	(65)	3
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,313	(2,387)	(1,505)	—	1,710	—	(869)
Segment Profit (Loss)	3,409	753	2,321	(3,307)	2,427
Other Income (Expense) not included in Segment Profit (Loss)							(5,678)
Plus Equity Earnings (Losses) included in Segment Profit (Loss)							869
Loss Before Taxes, Equity Losses and Discontinued Operations							(12,820)

Capital Expenditures	19,920	5,727	6,814	—	357	1,037	33,855

As of March 31, 2013
Property and Equipment:
Historical cost	1,110,480	493,140	506,279	43,788	4,032	29,173	2,186,892
Accumulated depreciation	(428,766)	(133,827)	(206,603)	(7,146)	(467)	(8,956)	(785,765)
	681,714	359,313	299,676	36,642	3,565	20,217	1,401,127
Construction in progress	61,447	15,335	33,444	—	2,063	1,092	113,381
	743,161	374,648	333,120	36,642	5,628	21,309	1,514,508
Investments, at Equity, and Advances to 50% or Less Owned Companies	85,311	55,105	65,941	—	93,421	—	299,778
Inventories	6,497	2,297	1,284	19,868	2,020	—	31,966
Goodwill	13,367	2,759	1,852	—	—	—	17,978
Intangible Assets	5,105	8,824	1,272	72	481	—	15,754
Other current and long-term assets, excluding cash and near cash assets(3)	136,661	37,787	18,316	5,947	47,877	31,380	277,968
Segment Assets	990,102	481,420	421,785	62,529	149,427
Cash and near cash assets(3)							557,151
Discontinued operations							384
Total Assets							2,715,487
______________________

(1)	Operating revenues includes $32.1 million of tangible product sales and operating expenses includes $34.4 million of costs of goods sold.

(2)	Inventories includes raw materials of $3.0 million and work in process of $2.4 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2012
Operating Revenues:
External customers	120,951	53,490	45,733	39,619	38,056	—	297,849
Intersegment	135	—	—	—	52	(187)	—
	121,086	53,490	45,733	39,619	38,108	(187)	297,849
Costs and Expenses:
Operating	75,340	35,183	27,572	37,405	33,077	(158)	208,419
Administrative and general	11,856	3,982	4,867	425	4,798	9,063	34,991
Depreciation and amortization	12,882	7,007	7,617	1,052	689	455	29,702
	100,078	46,172	40,056	38,882	38,564	9,360	273,112
Gains on Asset Dispositions, Net	1,845	1,927	—	—	5	—	3,777
Operating Income (Loss)	22,853	9,245	5,677	737	(451)	(9,547)	28,514
Other Income (Expense):
Derivative losses, net	—	—	—	(485)	(1,417)	(1,056)	(2,958)
Foreign currency gains (losses), net	1,123	(22)	13	—	99	448	1,661
Other, net	—	—	30	—	—	(114)	(84)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,829	250	(217)	6,154	(355)	—	7,661
Segment Profit (Loss)	25,805	9,473	5,503	6,406	(2,124)
Other Income (Expense) not included in Segment Profit (Loss)							(4,146)
Less Equity Earnings (Losses) included in Segment Profit (Loss)							(7,661)
Income Before Taxes, Equity Earnings and Discontinued Operations							22,987

Capital Expenditures	42,778	4,884	10,543	—	6,106	1,021	65,332

As of March 31, 2012
Property and Equipment:
Historical cost	1,120,414	474,013	525,497	43,693	22,316	26,226	2,212,159
Accumulated depreciation	(386,583)	(109,715)	(183,461)	(1,038)	(3,271)	(10,047)	(694,115)
	733,831	364,298	342,036	42,655	19,045	16,179	1,518,044
Construction in progress	92,322	11,670	27,419	—	2,676	4,591	138,678
	826,153	375,968	369,455	42,655	21,721	20,770	1,656,722
Investments, at Equity, and Advances to 50% or Less Owned Companies	68,645	50,758	11,989	—	48,539	—	179,931
Inventories	6,261	2,681	1,476	15,178	6,369	—	31,965
Goodwill	13,367	4,345	1,852	—	37,138	—	56,702
Intangible Assets	5,500	8,755	1,811	157	5,909	—	22,132
Other current and long-term assets, excluding cash and near cash assets(3)	140,019	61,675	15,564	6,726	104,243	17,238	345,465
Segment Assets	1,059,945	504,182	402,147	64,716	223,919
Cash and near cash assets(3)							605,407
Discontinued operations							1,008,629
Total Assets							3,906,953
 ______________________

(1)	Operating revenues includes $38.9 million of tangible product sales and operating expenses includes $38.0 million of costs of goods sold.

(2)	Inventories includes raw materials of $2.8 million and work in process of $2.4 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

14.	DISCONTINUED OPERATIONS
Summarized selected operating results of the Company's discontinued operations for the three months ended March 31 were as follows (in thousands):

	2013	2012
	(As Restated)
SES Business
Operating Revenues	$—	$22,387
Costs and Expenses:
Operating	—	18,234
Administrative and general	—	4,020
Depreciation and amortization	—	1,428
	—	23,682
Losses on Asset Dispositions	—	(71)
Operating Loss	—	(1,366)
Other Income (Expense), Net (including gain on sale of business)	(1,537)	24,966
Income Tax Expense (Benefit)	(538)	4,502
Equity in Earnings of 50% or Less Owned Companies	—	302
Net Income (Loss)	$(999)	$19,400

SEI
Operating Revenues	$—	$162,930
Costs and Expenses:
Operating	—	159,963
Administrative and general	—	1,510
Depreciation and amortization	—	(5)
	—	161,468
Operating Income	—	1,462
Other Income (Expense), Net (including gain on sale of business)	(143)	(1,131)
Income Tax Expense (Benefit)	(50)	239
Net Income (Loss)	$(93)	$92

Era Group
Operating Revenues	$22,892	$61,052
Costs and Expenses:
Operating	14,076	39,676
Administrative and general	2,653	9,677
Depreciation and amortization	3,875	9,630
	20,604	58,983
Gains on Asset Dispositions and Impairments, Net	548	1,765
Operating Income	2,836	3,834
Other Income (Expense), Net	(1,316)	(813)
Income Tax Expense(1)	10,818	909
Equity in Earnings (Losses) of 50% or Less Owned Companies	65	(6,419)
Net Income (Loss)	$(9,233)	$(4,307)

Eliminations
Operating Revenues	$—	$(23,948)
Costs and Expenses:
Operating	—	(23,948)
Operating Income	$—	$—
 ______________________

(1)
In late February 2014, the Company made a determination to provide for income taxes of $10.1 million relating to the Spin-off of Era Group, effective January 31, 2013. As a result, the Company has restated its results from discontinued operations for the three months ended March 31, 2013 in the table included herein (see Note 15).

15.	RESTATEMENT
The restatement of the Company's unaudited condensed consolidated financial statements in this Amendment No. 1 to the Original Filing is solely related to an error in the accounting for taxes related to the Spin-off of Era Group, the principal effect of which is an increase in the net loss from discontinued operations for the three months ended March 31, 2013 of $10.1 million. The following table sets forth the effect of the restatement on each impacted financial statement line item (in thousands, except share data):

	March 31, 2013	March 31, 2013
	(As Restated)	(As Previously Reported)
Balance Sheet (unaudited):
Other current liabilities	$119,414	$109,300
Total current liabilities	206,868	196,754
Total liabilities	1,404,178	1,394,064
Retained earnings	1,037,312	1,047,426
SEACOR Holdings Inc. stockholders' equity	1,285,171	1,295,285
Total equity	1,311,309	1,321,423

	For the Three Months Ended
	March 31, 2013	March 31, 2013
	(As Restated)	(As Previously Reported)
Statement of Income (Loss) (unaudited):
Loss from Discontinued Operations, Net of Tax	$(10,325)	$(211)
Net Loss	(21,361)	(11,247)
Net Loss attributable to SEACOR Holdings Inc.	(20,988)	(10,874)

Net Loss attributable to SEACOR Holdings Inc.:
Continuing operations	$(10,763)	$(10,763)
Discontinued operations	(10,225)	(111)
	$(20,988)	$(10,874)
Basic Loss Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$(0.55)	$(0.55)
Discontinued operations	(0.51)	—
	$(1.06)	$(0.55)
Diluted Loss Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$(0.55)	$(0.55)
Discontinued operations	(0.51)	—
	$(1.06)	$(0.55)
Statement of Comprehensive Income (Loss) (unaudited):
Net Loss	$(21,361)	$(11,247)
Comprehensive Loss	(24,116)	(14,002)
Comprehensive Loss attributable to SEACOR Holdings Inc.	(23,268)	(13,154)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this release as well as in other reports, materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements. Actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including decreased demand and loss of revenues as a result of U.S. government implemented moratoriums directing operators to cease certain drilling activities and any extension of such moratoriums (the “Moratoriums”), weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels in response to Moratoriums, increased government legislation and regulation of the Company’s businesses could increase cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with the provision of emergency response services, including the Company’s involvement in response to the oil spill as a result of the sinking of the Deepwater Horizon in April 2010, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services and Shipping Services, decreased demand for Shipping Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations, the dependence of Offshore Marine Services and Shipping Services on several customers, consolidation of the Company's customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Shipping Acts on the amount of foreign ownership of the Company's Common Stock, operational risks of Offshore Marine Services, Inland River Services and Shipping Services, effects of adverse weather conditions and seasonality, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors in Inland River Services' operations, sudden and unexpected changes in commodity prices, futures and options, global weather conditions, political instability, changes in currency exchanges rates, and product availability in agriculture commodity trading and logistics activities, adequacy of insurance coverage, the existence of a material weakness in the Company's internal controls over financial reporting and the Company's ability to remediate such material weakness, the attraction and retention of qualified personnel by the Company, and various other matters and factors, many of which are beyond the Company's control as well as those discussed in Item 1A (Risk Factors) of the Company's Annual report on Form 10-K. In addition, these statements constitute the Company's cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which are incorporated by reference.

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
Recent Developments
Discontinued Operations. On January 31, 2013, the Company completed the spin-off ("Spin-off") of Era Group Inc. (“Era Group”), the company that operated SEACOR's Aviation Services business segment, by means of a dividend to SEACOR's shareholders of all the issued and outstanding common stock of Era Group. Era Group filed a Registration Statement on Form 10 with the Securities and Exchange Commission, describing the Spin-off, that was declared effective on January 14, 2013. Era

Group is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol "ERA." Discontinued operations includes the historical financial position, results of operations and cash flows of Era Group as well as the operations previously reported as discontinued in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. During the three months ended March 31, 2013, the Company provided for income taxes of $10.1 million relating to the Spin-off of Era Group.
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
Subsequent to the filing of the referenced master complaint, eight additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.)., which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-

up. The federal government has declined to intervene in this suit. Finally, on April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. By court order, all eight of these additional individual cases have been stayed until further notice. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect they will have a material effect on the Company's consolidated financial position or its results of operations.
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
Restatement of Previously Issued Interim Financial Statements
In late February 2014, an error was discovered in the accounting for taxes related to the Spin-off of Era Group, which occurred on January 31, 2013. The Company's management, together with the Audit Committee of the Company's Board of Directors, concluded that the Company's previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2013, included in the Original Filing, should no longer be relied upon solely as a result of this error.

Evaluation of Disclosure Controls and Procedures (As Restated)
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013. The Company’s disclosure controls and procedures have been designed to ensure that the Company records, processes, accumulates and communicates information to management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the Security and Exchange Commission's ("SEC") rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.
Based on their evaluation at the time of the Original Filing, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013. Subsequent to that evaluation and in light of the Company's determination to restate its condensed consolidated financial statements included in the Original Filing, management, including the principal executive officer and principal financial officer, has re-evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2013 and concluded that its disclosure controls and procedures were not effective as of that date based on the identified material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company's business and stock price may be adversely affected if its internal control over financial reporting is not effective. Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, the Company is required to document and test its internal control over financial reporting; management is required to assess and issue a report concerning the Company's internal control over financial reporting; and the Company's independent registered public accounting firm is required to attest on the effectiveness of the Company's internal control over financial reporting. The Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In connection with the restatement of the unaudited condensed consolidated financial statements included in the Original Filing, management re-assessed the Company's internal control over financial reporting as of March 31, 2013 and identified a material weakness existed at that time related to the application and monitoring of the accounting for income taxes as it did not have controls in place to provide effective oversight of work performed by, and the accuracy of financial information provided by third-party tax advisors for significant transactions. As described in "Item 4 Controls and Procedures" the Company is taking steps to remediate the material weakness. The existence of a material weakness could result in errors in the Company's financial statements that could result in a restatement of financial statements, which could cause the Company to fail to meet its reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of the Company's common stock.

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

SEACOR Holdings Inc. (Registrant)

DATE:	March 7, 2014	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board (Principal Executive Officer)

DATE:	March 7, 2014	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.