Form 10-Q/A
period 2013-06-30
SEACOR HOLDINGS INC /NEW/
filed 2014-03-07
CIK 859598

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

1

EXPLANATORY NOTE

SEACOR Holdings Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013 ("Amendment No. 1"), originally filed with the Securities and Exchange Commission ("SEC") on July 30, 2013 (the "Original Filing"), to restate its unaudited condensed consolidated financial statements included in the Original Filing and reflect related matters involving the Company's disclosure controls and procedures and internal control over financial reporting.
In late February 2014, in connection with the Company’s year-end accounting review and preparation of its year-end financial statements, an error was discovered in the accounting for taxes related to the spin-off of Era Group, Inc., which occurred on January 31, 2013. The restatement of the Company's unaudited condensed consolidated financial statements in this Amendment No. 1 to the Original Filing is solely related to an error in accounting for taxes, the principal effect of which is an increase in the net loss from discontinued operations for the six months ended June 30, 2013 of $10.1 million.
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
Except as set forth above, the Original Filing has not been amended, updated or otherwise modified, and does not reflect events occurring after July 30, 2013, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

2

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	June 30, 2013	December 31, 2012
	(As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$394,783	$248,204
Restricted cash	16,776	28,285
Marketable securities	27,264	21,668
Receivables:
Trade, net of allowance for doubtful accounts of $1,153 and $1,201 in 2013 and 2012, respectively	188,128	224,944
Other	37,204	45,334
Inventories	22,955	25,787
Deferred income taxes	3,530	3,530
Prepaid expenses and other	11,715	12,719
Discontinued operations	—	108,153
Total current assets	702,355	718,624
Property and Equipment:
Historical cost	2,212,929	2,238,383
Accumulated depreciation	(806,672)	(763,803)
	1,406,257	1,474,580
Construction in progress	133,985	110,296
Net property and equipment	1,540,242	1,584,876
Investments, at Equity, and Advances to 50% or Less Owned Companies	293,793	272,535
Construction Reserve Funds & Title XI Reserve Funds	150,375	195,629
Goodwill	17,978	17,978
Intangible Assets, Net	14,594	15,305
Other Assets	48,996	55,123
Discontinued Operations	—	840,724
	$2,768,333	$3,700,794
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$25,109	$21,920
Current portion of capital lease obligations	10	2,900
Accounts payable and accrued expenses	73,185	107,892
Other current liabilities	122,424	93,093
Discontinued operations	—	39,836
Total current liabilities	220,728	265,641
Long-Term Debt	674,444	655,309
Capital Lease Obligations	24	59
Deferred Income Taxes	421,623	426,027
Deferred Gains and Other Liabilities	115,078	120,342
Discontinued Operations	—	490,741
Total liabilities	1,431,897	1,958,119
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 37,035,464 and 36,740,324 shares issued in 2013 and 2012, respectively	370	367
Additional paid-in capital	1,347,909	1,330,324
Retained earnings	1,056,583	1,473,509
Shares held in treasury of 16,851,335 and 16,852,391 in 2013 and 2012, respectively, at cost	(1,089,061)	(1,088,560)
Accumulated other comprehensive loss, net of tax	(4,243)	(1,986)
	1,311,558	1,713,654
Noncontrolling interests in subsidiaries	24,878	29,021
Total equity	1,336,436	1,742,675
	$2,768,333	$3,700,794
The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
			(As Restated)
Operating Revenues	$315,563	$309,225	$582,627	$607,074
Costs and Expenses:
Operating	240,113	244,545	441,026	452,964
Administrative and general	34,718	36,301	70,363	71,292
Depreciation and amortization	33,783	33,220	67,331	62,922
	308,614	314,066	578,720	587,178
Gains on Asset Dispositions and Impairments, Net	12,305	3,342	14,320	7,119
Operating Income (Loss)	19,254	(1,499)	18,227	27,015
Other Income (Expense):
Interest income	3,218	7,392	6,385	10,035
Interest expense	(7,922)	(10,012)	(20,762)	(19,999)
Debt extinguishment losses, net	—	—	—	(160)
Marketable security gains, net	6,557	11,596	10,552	14,954
Derivative gains (losses), net	(825)	2,554	(2,932)	(404)
Foreign currency gains (losses), net	(916)	(1,024)	(4,927)	637
Other, net	195	443	198	359
	307	10,949	(11,486)	5,422
Income from Continuing Operations Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies	19,561	9,450	6,741	32,437
Income Tax Expense	7,975	3,250	5,322	12,710
Income from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	11,586	6,200	1,419	19,727
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	7,710	295	6,841	7,956
Income from Continuing Operations	19,296	6,495	8,260	27,683
Income (Loss) from Discontinued Operations, Net of Tax	—	4,804	(10,325)	19,989
Net Income (Loss)	19,296	11,299	(2,065)	47,672
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	25	50	(348)	(65)
Net Income (Loss) attributable to SEACOR Holdings Inc.	$19,271	$11,249	$(1,717)	$47,737

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$19,271	$6,445	$8,508	$27,748
Discontinued operations	—	4,804	(10,225)	19,989
	$19,271	$11,249	$(1,717)	$47,737

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.97	$0.31	$0.43	$1.35
Discontinued operations	—	0.24	(0.52)	0.97
	$0.97	$0.55	$(0.09)	$2.32

Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.91	$0.31	$0.42	$1.33
Discontinued operations	—	0.23	(0.51)	0.96
	$0.91	$0.54	$(0.09)	$2.29

Weighted Average Common Shares Outstanding:
Basic	19,825,229	20,584,567	19,782,318	20,552,114
Diluted	24,392,312	20,871,380	20,114,904	20,883,570
The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
			(As Restated)
Net Income (Loss)	$19,296	$11,299	$(2,065)	$47,672
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	(340)	(1,415)	(4,538)	1,785
Reclassification of foreign currency translation losses to foreign currency gains (losses), net	—	—	—	758
Derivative gains (losses) on cash flow hedges	331	(195)	380	(671)
Reclassification of derivative losses on cash flow hedges to interest expense	—	660	—	1,296
Reclassification of derivative losses on cash flow hedges to equity in earnings of 50% or less owned companies	151	145	318	219
Other	—	—	—	42
	142	(805)	(3,840)	3,429
Income tax (expense) benefit	(41)	249	1,186	(1,145)
	101	(556)	(2,654)	2,284
Comprehensive Income (Loss)	19,397	10,743	(4,719)	49,956
Comprehensive Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	48	(44)	(800)	92
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	$19,349	$10,787	$(3,919)	$49,864

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
			(As Restated)				(As Restated)
December 31, 2012	$367	$1,330,324	$1,473,509	$(1,088,560)	$(1,986)	$29,021	$1,742,675
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	978	—	—	978
Exercise of stock options	1	7,829	—	—	—	—	7,830
Director stock awards	—	125	—	—	—	—	125
Restricted stock and restricted stock units	2	(27)	—	—	—	—	(25)
Distribution of Era Group stock to shareholders	—	—	(415,209)	—	(55)	(107)	(415,371)
Share award settlements for Era Group employees and directors	—	(631)	—	—	—	—	(631)
Amortization of share awards	—	8,810	—	—	—	—	8,810
Cancellation of restricted stock	—	1,479	—	(1,479)	—	—	—
Issuance of noncontrolling interests	—	—	—	—	—	40	40
Distributions to noncontrolling interests	—	—	—	—	—	(3,276)	(3,276)
Net loss	—	—	(1,717)	—	—	(348)	(2,065)
Other comprehensive loss	—	—	—	—	(2,202)	(452)	(2,654)
Six months ended June 30, 2013	$370	$1,347,909	$1,056,583	$(1,089,061)	$(4,243)	$24,878	$1,336,436

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
Restatement of Interim Financial Results. In late February 2014, in connection with the Company’s year-end accounting review and preparation of its year-end financial statements, an error was discovered in the accounting for taxes related to the Spin-off of Era Group. The restatement of the Company's unaudited condensed consolidated financial statements in this Amendment No. 1 to the Original Filing is solely related to this error in accounting for taxes, the principal effect of which is an increase in the net loss from discontinued operations for the six months ended June 30, 2013 of $10.1 million (see Note 15).

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

Computations of basic and diluted earnings per common share of SEACOR were as follows (in thousands, except share data):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	Net Income Attributable to SEACOR	Average O/S Shares	Per Share	Net Income Attributable to SEACOR	Average O/S Shares	Per Share
				(As Restated)		(As Restated)
2013
Basic Weighted Average Common Shares Outstanding	$19,271	19,825,229	$0.97	$(1,717)	19,782,318	$(0.09)
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	366,558		—	332,586
Convertible Notes(2)	3,044	4,200,525		—	—
Diluted Weighted Average Common Shares Outstanding	$22,315	24,392,312	$0.91	$(1,717)	20,114,904	$(0.09)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	Net Income Attributable to SEACOR	Average O/S Shares	Per Share	Net Income Attributable to SEACOR	Average O/S Shares	Per Share
2012
Basic Weighted Average Common Shares Outstanding	$11,249	20,584,567	$0.55	$47,737	20,552,114	$2.32
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	286,813		—	331,456
Diluted Weighted Average Common Shares Outstanding	$11,249	20,871,380	$0.54	$47,737	20,883,570	$2.29
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
The following tables summarize the operating results, capital expenditures and assets of the Company's reportable segments.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2013
Operating Revenues:
External customers	138,650	46,780	48,103	61,378	20,652	—	315,563
Intersegment	28	577	—	—	—	(605)	—
	138,678	47,357	48,103	61,378	20,652	(605)	315,563
Costs and Expenses:
Operating	97,581	35,193	29,554	59,402	18,960	(577)	240,113
Administrative and general	14,235	3,921	6,124	477	1,323	8,638	34,718
Depreciation and amortization	16,460	7,078	7,907	1,489	96	753	33,783
	128,276	46,192	43,585	61,368	20,379	8,814	308,614
Gains on Asset Dispositions, Net	7,895	4,296	114	—	—	—	12,305
Operating Income (Loss)	18,297	5,461	4,632	10	273	(9,419)	19,254
Other Income (Expense):
Derivative gains (losses), net	175	—	—	473	(450)	(1,023)	(825)
Foreign currency (gains) losses, net	(833)	219	(8)	—	(169)	(125)	(916)
Other, net	11	—	188	—	—	(4)	195
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	7,694	1	(403)	—	418	—	7,710
Segment Profit	25,344	5,681	4,409	483	72
Other Income (Expense) not included in Segment Profit							1,853
Less Equity Earnings (Losses) included in Segment Profit							(7,710)
Income Before Taxes, Equity Earnings and Discontinued Operations							19,561

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2013
Operating Revenues:
External customers	262,642	96,203	94,579	94,227	34,976	—	582,627
Intersegment	52	1,231	—	—	—	(1,283)	—
	262,694	97,434	94,579	94,227	34,976	(1,283)	582,627
Costs and Expenses:
Operating	187,612	71,582	56,168	93,447	33,448	(1,231)	441,026
Administrative and general	29,062	7,945	11,301	1,138	2,979	17,938	70,363
Depreciation and amortization	32,747	14,162	15,704	2,978	195	1,545	67,331
	249,421	93,689	83,173	97,563	36,622	18,252	578,720
Gains (Losses) on Asset Dispositions and Impairments, Net	10,234	4,993	(2,955)	—	1,907	141	14,320
Operating Income (Loss)	23,507	8,738	8,451	(3,336)	261	(19,394)	18,227
Other Income (Expense):
Derivative gains (losses), net	325	—	—	512	392	(4,161)	(2,932)
Foreign currency gains (losses), net	(4,097)	82	(15)	—	(336)	(561)	(4,927)
Other, net	11	—	202	—	54	(69)	198
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	9,007	(2,386)	(1,908)	—	2,128	—	6,841
Segment Profit (Loss)	28,753	6,434	6,730	(2,824)	2,499
Other Income (Expense) not included in Segment Profit (Loss)							(3,825)
Less Equity Earnings (Losses) included in Segment Profit (Loss)							(6,841)
Income Before Taxes, Equity Earnings and Discontinued Operations							6,741

Capital Expenditures	49,764	9,238	27,048	217	357	1,307	87,931

As of June 30, 2013
Property and Equipment:
Historical cost	1,151,751	466,553	517,409	44,006	3,989	29,221	2,212,929
Accumulated depreciation	(439,211)	(134,235)	(214,372)	(8,614)	(531)	(9,709)	(806,672)
	712,540	332,318	303,037	35,392	3,458	19,512	1,406,257
Construction in progress	90,847	17,700	22,037	—	2,087	1,314	133,985
	803,387	350,018	325,074	35,392	5,545	20,826	1,540,242
Investments, at Equity, and Advances to 50% or Less Owned Companies	84,418	55,875	66,786	—	86,714	—	293,793
Inventories	5,885	2,260	1,427	12,164	1,219	—	22,955
Goodwill	13,367	2,759	1,852	—	—	—	17,978
Intangible Assets	4,584	8,416	1,134	50	410	—	14,594
Other current and long-term assets, excluding cash and near cash assets(3)	146,551	37,260	16,021	10,925	56,591	22,225	289,573
Segment Assets	1,058,192	456,588	412,294	58,531	150,479
Cash and near cash assets(3)							589,198
Total Assets							2,768,333
______________________

(1)	Operating revenues includes $92.7 million of tangible product sales and operating expenses includes $91.9 million of costs of goods sold.

(2)	Inventories includes raw materials of $2.8 million and work in process of $2.2 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2012
Operating Revenues:
External customers	123,359	53,302	42,716	58,938	30,910	—	309,225
Intersegment	(83)	—	108	—	(17)	(8)	—
	123,276	53,302	42,824	58,938	30,893	(8)	309,225
Costs and Expenses:
Operating	94,084	37,463	28,214	57,201	27,566	17	244,545
Administrative and general	13,146	3,773	5,505	434	5,899	7,544	36,301
Depreciation and amortization	15,859	7,244	7,362	1,578	711	466	33,220
	123,089	48,480	41,081	59,213	34,176	8,027	314,066
Gains on Asset Dispositions	624	858	1,860	—	—	—	3,342
Operating Income (Loss)	811	5,680	3,603	(275)	(3,283)	(8,035)	(1,499)
Other Income (Expense):
Derivative gains (losses), net	—	—	—	(236)	2,516	274	2,554
Foreign currency losses, net	(354)	(71)	(4)	—	(84)	(511)	(1,024)
Other, net	11	—	257	—	—	175	443
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,001	439	(774)	—	(371)	—	295
Segment Profit (Loss)	1,469	6,048	3,082	(511)	(1,222)
Other Income (Expense) not included in Segment Profit (Loss)							8,976
Less Equity Earnings (Losses) included in Segment Profit (Loss)							(295)
Income Before Taxes, Equity Earnings and Discontinued Operations							9,450

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2012
Operating Revenues:
External customers	244,310	106,792	88,449	98,557	68,966	—	607,074
Intersegment	52	—	108	—	35	(195)	—
	244,362	106,792	88,557	98,557	69,001	(195)	607,074
Costs and Expenses:
Operating	169,424	72,646	55,786	94,606	60,643	(141)	452,964
Administrative and general	25,002	7,755	10,372	859	10,697	16,607	71,292
Depreciation and amortization	28,741	14,251	14,979	2,630	1,400	921	62,922
	223,167	94,652	81,137	98,095	72,740	17,387	587,178
Gains on Asset Dispositions	2,469	2,785	1,860	—	5	—	7,119
Operating Income (Loss)	23,664	14,925	9,280	462	(3,734)	(17,582)	27,015
Other Income (Expense):
Derivative gains (losses), net	—	—	—	(721)	1,099	(782)	(404)
Foreign currency gains (losses), net	769	(93)	9	—	15	(63)	637
Other, net	11	—	287	—	—	61	359
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,830	689	(991)	6,154	(726)	—	7,956
Segment Profit (Loss)	27,274	15,521	8,585	5,895	(3,346)
Other Income (Expense) not included in Segment Profit (Loss)							4,830
Less Equity Earnings (Losses) included in Segment Profit (Loss)							(7,956)
Income Before Taxes, Equity Earnings and Discontinued Operations							32,437

Capital Expenditures	64,383	13,108	12,921	—	6,314	2,781	99,507

As of June 30, 2012
Property and Equipment:
Historical cost	1,075,935	481,045	518,258	43,693	22,704	26,471	2,168,106
Accumulated depreciation	(393,813)	(116,509)	(188,148)	(2,595)	(3,587)	(10,078)	(714,730)
	682,122	364,536	330,110	41,098	19,117	16,393	1,453,376
Construction in progress	107,709	12,790	14,065	—	2,864	5,672	143,100
	789,831	377,326	344,175	41,098	21,981	22,065	1,596,476
Investments, at Equity, and Advances to 50% or Less Owned Companies	68,081	53,859	90,626	—	69,426	—	281,992
Inventories	5,738	2,038	1,288	12,822	5,362	—	27,248
Goodwill	13,367	4,345	1,852	—	37,138	—	56,702
Intangible Assets	5,029	8,377	1,677	135	5,898	—	21,116
Other current and long-term assets, excluding cash and near cash assets(3)	148,525	49,890	16,410	7,154	83,664	35,858	341,501
Segment Assets	1,030,571	495,835	456,028	61,209	223,469
Cash and near cash assets(3)							533,439
Discontinued operations							987,343
Total Assets							3,845,817
 ______________________

(1)	Operating revenues includes $96.6 million of tangible product sales and operating expenses includes $92.7 million of costs of goods sold.

(2)	Inventories includes raw materials of $2.8 million and work in process of $2.4 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

14.	DISCONTINUED OPERATIONS
Summarized selected operating results of the Company's discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
			(As Restated)
SES Business
Operating Revenues	$—	$—	$—	$22,387
Costs and Expenses:
Operating	—	—	—	18,234
Administrative and general	—	567	—	4,587
Depreciation and amortization	—	—	—	1,428
	—	567	—	24,249
Losses on Asset Dispositions	—	—	—	(71)
Operating Loss	—	(567)	—	(1,933)
Other Income (Expense), Net (including gain on sale of business)	—	5	(1,537)	24,971
Income Tax Expense (Benefit)	—	(197)	(538)	4,305
Equity in Earnings of 50% or Less Owned Companies	—	—	—	302
Net Income (Loss)	$—	$(365)	$(999)	$19,035

SEI
Operating Revenues	$—	$153,388	$—	$316,318
Costs and Expenses:
Operating	—	150,837	—	310,800
Administrative and general	—	1,626	—	3,136
Depreciation and amortization	—	1	—	(4)
	—	152,464	—	313,932
Operating Income	—	924	—	2,386
Other Income (Expense), Net (including gain on sale of business)	—	1,136	(143)	5
Income Tax Expense (Benefit)	—	864	(50)	1,103
Net Income (Loss)	$—	$1,196	$(93)	$1,288

Era Group
Operating Revenues	$—	$62,985	$22,892	$124,037
Costs and Expenses:
Operating	—	39,002	14,076	78,678
Administrative and general	—	7,195	2,653	16,872
Depreciation and amortization	—	10,464	3,875	20,094
	—	56,661	20,604	115,644
Gains on Asset Dispositions and Impairments, Net	—	1,077	548	2,842
Operating Income	—	7,401	2,836	11,235
Other Income (Expense), Net	—	(2,323)	(1,316)	(3,136)
Income Tax Expense(1)	—	1,861	10,818	2,770
Equity in Earnings (Losses) of 50% or Less Owned Companies	—	756	65	(5,663)
Net Income (Loss)	$—	$3,973	$(9,233)	$(334)

Eliminations
Operating Revenues	$—	$(31,176)	$—	$(55,124)
Costs and Expenses:
Operating	—	(31,174)	—	(55,122)
Administrative and general	—	(2)	—	(2)
	—	(31,176)	—	(55,124)
Operating Income	$—	$—	$—	$—
______________________

(1)
In late February 2014, the Company made a determination to provide for income taxes of $10.1 million relating to the Spin-off of Era Group, effective January 31, 2013. As a result, the Company has restated its results from discontinued operations for the six months ended June 30, 2013 in the table included herein (see Note 15).

15.	RESTATEMENT
The restatement of the Company's unaudited condensed consolidated financial statements in this Amendment No. 1 to the Original Filing is solely related to an error in the accounting for taxes related to the Spin-off of Era Group, the principal effect of which is an increase in the net loss from discontinued operations for the six months ended June 30, 2013 of $10.1 million. The following table sets forth the effect of the restatement on each impacted financial statement line item (in thousands, except share data):

	June 30, 2013	June 30, 2013
	(As Restated)	(As Previously Reported)
Balance Sheet (unaudited):
Other current liabilities	$122,424	$112,310
Total current liabilities	220,728	210,614
Total liabilities	1,431,897	1,421,783
Retained earnings	1,056,583	1,066,697
SEACOR Holdings Inc. stockholders' equity	1,311,558	1,321,672
Total equity	1,336,436	1,346,550

	For the Six Months Ended
	June 30, 2013	June 30, 2013
	(As Restated)	(As Previously Reported)
Statement of Income (Loss) (unaudited):
Loss from Discontinued Operations, Net of Tax	$(10,325)	$(211)
Net Income (Loss)	(2,065)	8,049
Net Income (Loss) attributable to SEACOR Holdings Inc.	(1,717)	8,397

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$8,508	$8,508
Discontinued operations	(10,225)	(111)
	$(1,717)	$8,397
Basic Income (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.43	$0.43
Discontinued operations	(0.52)	(0.01)
	$(0.09)	$0.42
Diluted Income (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.42	$0.42
Discontinued operations	(0.51)	—
	$(0.09)	$0.42
Statement of Comprehensive Income (Loss) (unaudited):
Net Income (Loss)	$(2,065)	$8,049
Comprehensive Income (Loss)	(4,719)	5,395
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	(3,919)	6,195

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Discontinued Operations. On January 31, 2013, the Company completed the spin-off ("Spin-off") of Era Group Inc. (“Era Group”), the company that operated SEACOR's Aviation Services business segment, by means of a dividend to SEACOR's stockholders of all the issued and outstanding common stock of Era Group. Era Group filed a Registration Statement on Form 10 with the Securities and Exchange Commission, describing the Spin-off, that was declared effective on January 14, 2013. Era Group is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol "ERA." Discontinued operations includes the historical financial position, results of operations and cash flows of Era Group as well as the operations previously reported as discontinued in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. During the six months ended June 30, 2013, the Company provided for income taxes of $10.1 million relating to the Spin-off of Era Group.
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
Restatement of Previously Issued Interim Financial Statements
In late February 2014, an error was discovered in the accounting for taxes related to the Spin-off of Era Group, which occurred on January 31, 2013. The Company's management, together with the Audit Committee of the Company's Board of Directors, concluded that the Company's previously issued condensed consolidated financial statements as of and for the six months ended June 30, 2013, included in the Original Filing, should no longer be relied upon solely as a result of this error.
Evaluation of Disclosure Controls and Procedures (As Restated)
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013. The Company’s disclosure controls and procedures have been designed to ensure that the Company records, processes, accumulates and communicates information to management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the Security and Exchange Commission's ("SEC") rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.
Based on their evaluation at the time of the Original Filing, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013. Subsequent to that evaluation and in light of the Company's determination to restate its condensed consolidated financial statements included in the Original Filing, management, including the principal executive officer and principal financial officer, has re-evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2013 and concluded that its disclosure controls and procedures were not effective as of that date based on the identified material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company's business and stock price may be adversely affected if its internal control over financial reporting is not effective. Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, the Company is required to document and test its internal control over financial reporting; management is required to assess and issue a report concerning the Company's internal control over financial reporting; and the Company's independent registered public accounting firm is required to attest on the effectiveness of the Company's internal control over financial reporting. The Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In connection with the restatement of the unaudited condensed consolidated financial statements included in the Original Filing, management re-assessed the Company's internal control over financial reporting as of June 30, 2013 and identified a material weakness existed at that time related to the application and monitoring of the accounting for income taxes as it did not have controls in place to provide effective oversight of work performed by, and the accuracy of financial information provided by third-party tax advisors for significant transactions. As described in "Item 4 Controls and Procedures" the Company is taking steps to remediate the material weakness. The existence of a material weakness could result in errors in the Company's financial statements that could result in a restatement of financial statements, which could cause the Company to fail to meet its reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of the Company's common stock.

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