Form 10-Q/A
period 2013-09-30
SEACOR HOLDINGS INC /NEW/
filed 2014-03-07
CIK 859598

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

EXPLANATORY NOTE

SEACOR Holdings Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 ("Amendment No. 1"), originally filed with the Securities and Exchange Commission ("SEC") on October 28, 2013 (the "Original Filing"), to restate its unaudited condensed consolidated financial statements included in the Original Filing and reflect related matters involving the Company's disclosure controls and procedures and internal control over financial reporting.
In late February 2014, in connection with the Company’s year-end accounting review and preparation of its year-end financial statements, an error was discovered in the accounting for taxes related to the spin-off of Era Group, Inc., which occurred on January 31, 2013. The restatement of the Company's unaudited condensed consolidated financial statements in this Amendment No. 1 to the Original Filing is solely related to an error in accounting for taxes, the principal effect of which is an increase in the net loss from discontinued operations for the nine months ended September 30, 2013 of $10.1 million.
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
Except as set forth above, the Original Filing has not been amended, updated or otherwise modified, and does not reflect events occurring after October 28, 2013, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.
SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	September 30, 2013	December 31, 2012
	(As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$332,767	$248,204
Restricted cash	20,893	28,285
Marketable securities	25,660	21,668
Receivables:
Trade, net of allowance for doubtful accounts of $920 and $1,201 in 2013 and 2012, respectively	211,853	224,944
Other	39,774	45,334
Inventories	25,442	25,787
Deferred income taxes	3,530	3,530
Prepaid expenses and other	10,746	12,719
Discontinued operations	—	108,153
Total current assets	670,665	718,624
Property and Equipment:
Historical cost	2,208,315	2,238,383
Accumulated depreciation	(835,604)	(763,803)
	1,372,711	1,474,580
Construction in progress	129,481	110,296
Net property and equipment	1,502,192	1,584,876
Investments, at Equity, and Advances to 50% or Less Owned Companies	365,891	272,535
Construction Reserve Funds & Title XI Reserve Funds	229,021	195,629
Goodwill	17,978	17,978
Intangible Assets, Net	13,583	15,305
Other Assets	52,394	55,123
Discontinued Operations	—	840,724
	$2,851,724	$3,700,794
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$26,973	$21,920
Current portion of capital lease obligations	11	2,900
Accounts payable and accrued expenses	73,063	107,892
Other current liabilities	124,777	93,093
Discontinued operations	—	39,836
Total current liabilities	224,824	265,641
Long-Term Debt	675,206	655,309
Capital Lease Obligations	22	59
Deferred Income Taxes	437,436	426,027
Deferred Gains and Other Liabilities	133,503	120,342
Discontinued Operations	—	490,741
Total liabilities	1,470,991	1,958,119
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 37,168,978 and 36,740,324 shares issued in 2013 and 2012, respectively	372	367
Additional paid-in capital	1,358,273	1,330,324
Retained earnings	1,086,874	1,473,509
Shares held in treasury of 16,837,113 and 16,852,391 in 2013 and 2012, respectively, at cost	(1,088,219)	(1,088,560)
Accumulated other comprehensive loss, net of tax	(1,809)	(1,986)
	1,355,491	1,713,654
Noncontrolling interests in subsidiaries	25,242	29,021
Total equity	1,380,733	1,742,675
	$2,851,724	$3,700,794
The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
			(As Restated)
Operating Revenues	$336,784	$338,855	$919,411	$945,929
Costs and Expenses:
Operating	239,540	254,005	680,566	706,969
Administrative and general	31,463	39,509	101,826	110,801
Depreciation and amortization	33,503	34,347	100,834	97,269
	304,506	327,861	883,226	915,039
Gains on Asset Dispositions and Impairments, Net	19,230	9,064	33,550	16,183
Operating Income	51,508	20,058	69,735	47,073
Other Income (Expense):
Interest income	4,280	3,890	10,665	13,925
Interest expense	(10,520)	(10,076)	(31,282)	(30,075)
Debt extinguishment losses, net	—	—	—	(160)
Marketable security gains (losses), net	(1,149)	(1,730)	9,403	13,224
Derivative losses, net	(303)	(2,030)	(3,235)	(2,434)
Foreign currency gains (losses), net	2,230	1,028	(2,697)	1,665
Other, net	477	7,098	675	7,457
	(4,985)	(1,820)	(16,471)	3,602
Income from Continuing Operations Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies	46,523	18,238	53,264	50,675
Income Tax Expense	15,984	7,702	21,306	20,412
Income from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	30,539	10,536	31,958	30,263
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	230	(1,297)	7,071	6,659
Income from Continuing Operations	30,769	9,239	39,029	36,922
Income (Loss) from Discontinued Operations, Net of Tax	—	6,265	(10,325)	26,254
Net Income	30,769	15,504	28,704	63,176
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	478	(598)	130	(663)
Net Income attributable to SEACOR Holdings Inc.	$30,291	$16,102	$28,574	$63,839

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$30,291	$9,837	$38,799	$37,585
Discontinued operations	—	6,265	(10,225)	26,254
	$30,291	$16,102	$28,574	$63,839

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$1.52	$0.48	$1.96	$1.83
Discontinued operations	—	0.31	(0.52)	1.28
	$1.52	$0.79	$1.44	$3.11

Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$1.36	$0.47	$1.92	$1.80
Discontinued operations	—	0.31	(0.51)	1.26
	$1.36	$0.78	$1.41	$3.06

Weighted Average Common Shares Outstanding:
Basic	19,964,695	20,432,997	19,843,778	20,512,118
Diluted	24,601,584	20,740,456	20,198,449	20,838,468
The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
			(As Restated)
Net Income	$30,769	$15,504	$28,704	$63,176
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	4,050	2,123	(488)	3,908
Reclassification of foreign currency translation losses to foreign currency gains (losses), net	—	—	—	758
Derivative gains (losses) on cash flow hedges	192	(619)	572	(1,290)
Reclassification of derivative losses on cash flow hedges to interest expense	—	655	—	1,951
Reclassification of derivative (gains) losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	(65)	167	253	386
Reclassification of derivative losses on cash flow hedges to derivative losses, net upon dedesignation	—	1,330	—	1,330
Other	—	—	—	42
	4,177	3,656	337	7,085
Income tax expense	(1,311)	(1,200)	(125)	(2,345)
	2,866	2,456	212	4,740
Comprehensive Income	33,635	17,960	28,916	67,916
Comprehensive Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	910	(369)	110	(277)
Comprehensive Income attributable to SEACOR Holdings Inc.	$32,725	$18,329	$28,806	$68,193

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
			(As Restated)				(As Restated)
December 31, 2012	$367	$1,330,324	$1,473,509	$(1,088,560)	$(1,986)	$29,021	$1,742,675
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,770	—	—	1,770
Exercise of stock options	3	15,446	—	—	—	—	15,449
Director stock awards	—	168	—	—	—	—	168
Restricted stock and restricted stock units	2	(24)	—	135	—	—	113
Distribution of Era Group stock to shareholders	—	—	(415,209)	—	(55)	(107)	(415,371)
Share award settlements for Era Group employees and directors	—	(631)	—	—	—	—	(631)
Amortization of share awards	—	11,426	—	—	—	—	11,426
Cancellation of restricted stock	—	1,564	—	(1,564)	—	—	—
Issuance of noncontrolling interests	—	—	—	—	—	40	40
Distributions to noncontrolling interests	—	—	—	—	—	(3,822)	(3,822)
Net income	—	—	28,574	—	—	130	28,704
Other comprehensive income (loss)	—	—	—	—	232	(20)	212
Nine months ended September 30, 2013	$372	$1,358,273	$1,086,874	$(1,088,219)	$(1,809)	$25,242	$1,380,733

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
Restatement of Interim Financial Results. In late February 2014, in connection with the Company’s year-end accounting review and preparation of its year-end financial statements, an error was discovered in the accounting for taxes related to the Spin-off of Era Group. The restatement of the Company's unaudited condensed consolidated financial statements in this Amendment No. 1 to the Original Filing is solely related to this error in accounting for taxes, the principal effect of which is an increase in the net loss from discontinued operations for the nine months ended September 30, 2013 of $10.1 million (see Note 15).

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

Computations of basic and diluted earnings per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Net Income Attributable to SEACOR	Average O/S Shares	Per Share	Net Income Attributable to SEACOR	Average O/S Shares	Per Share
				(As Restated)		(As Restated)
2013
Basic Weighted Average Common Shares Outstanding	$30,291	19,964,695	$1.52	$28,574	19,843,778	$1.44
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	436,364		—	354,671
Convertible Notes(2)	3,086	4,200,525		—	—
Diluted Weighted Average Common Shares Outstanding	$33,377	24,601,584	$1.36	$28,574	20,198,449	$1.41

	Three Months Ended September 30,			Nine Months Ended September 30,
	Net Income Attributable to SEACOR	Average O/S Shares	Per Share	Net Income Attributable to SEACOR	Average O/S Shares	Per Share
2012
Basic Weighted Average Common Shares Outstanding	$16,102	20,432,997	$0.79	$63,839	20,512,118	$3.11
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	307,459		—	326,350
Diluted Weighted Average Common Shares Outstanding	$16,102	20,740,456	$0.78	$63,839	20,838,468	$3.06
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
The following tables summarize the operating results, capital expenditures and assets of the Company's reportable segments.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2013
Operating Revenues:
External customers	156,173	51,950	48,200	52,580	27,881	—	336,784
Intersegment	25	792	—	—	—	(817)	—
	156,198	52,742	48,200	52,580	27,881	(817)	336,784
Costs and Expenses:
Operating	95,113	38,473	28,215	52,390	26,141	(792)	239,540
Administrative and general	14,132	3,431	5,133	428	1,429	6,910	31,463
Depreciation and amortization	16,470	6,869	7,841	1,489	92	742	33,503
	125,715	48,773	41,189	54,307	27,662	6,860	304,506
Gains on Asset Dispositions	15,343	783	3,104	—	—	—	19,230
Operating Income (Loss)	45,826	4,752	10,115	(1,727)	219	(7,677)	51,508
Other Income (Expense):
Derivative gains (losses), net	32	—	—	1,129	(380)	(1,084)	(303)
Foreign currency (gains) losses, net	1,937	(89)	6	—	15	361	2,230
Other, net	—	—	540	—	(3)	(60)	477
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,527	80	(1,413)	—	36	—	230
Segment Profit (Loss)	49,322	4,743	9,248	(598)	(113)
Other Income (Expense) not included in Segment Profit (Loss)							(7,389)
Less Equity Earnings (Losses) included in Segment Profit (Loss)							(230)
Income Before Taxes, Equity Earnings and Discontinued Operations							46,523

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2013
Operating Revenues:
External customers	418,815	148,153	142,779	146,807	62,857	—	919,411
Intersegment	77	2,023	—	—	—	(2,100)	—
	418,892	150,176	142,779	146,807	62,857	(2,100)	919,411
Costs and Expenses:
Operating	282,725	110,055	84,383	145,837	59,589	(2,023)	680,566
Administrative and general	43,194	11,376	16,434	1,566	4,408	24,848	101,826
Depreciation and amortization	49,217	21,031	23,545	4,467	287	2,287	100,834
	375,136	142,462	124,362	151,870	64,284	25,112	883,226
Gains on Asset Dispositions and Impairments, Net	25,577	5,776	149	—	1,907	141	33,550
Operating Income (Loss)	69,333	13,490	18,566	(5,063)	480	(27,071)	69,735
Other Income (Expense):
Derivative gains (losses), net	357	—	—	1,641	12	(5,245)	(3,235)
Foreign currency losses, net	(2,160)	(7)	(9)	—	(321)	(200)	(2,697)
Other, net	11	—	742	—	51	(129)	675
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	10,534	(2,306)	(3,321)	—	2,164	—	7,071
Segment Profit (Loss)	78,075	11,177	15,978	(3,422)	2,386
Other Income (Expense) not included in Segment Profit (Loss)							(11,214)
Less Equity Earnings (Losses) included in Segment Profit (Loss)							(7,071)
Income Before Taxes, Equity Earnings and Discontinued Operations							53,264

Capital Expenditures	85,324	22,138	36,218	656	384	1,763	146,483

As of September 30, 2013
Property and Equipment:
Historical cost	1,160,334	473,349	495,877	43,812	3,992	30,951	2,208,315
Accumulated depreciation	(457,454)	(140,747)	(216,270)	(10,081)	(600)	(10,452)	(835,604)
	702,880	332,602	279,607	33,731	3,392	20,499	1,372,711
Construction in progress	95,552	23,814	7,323	632	2,119	41	129,481
	798,432	356,416	286,930	34,363	5,511	20,540	1,502,192
Investments, at Equity, and Advances to 50% or Less Owned Companies	99,191	57,445	123,354	—	85,901	—	365,891
Inventories	6,187	2,277	1,794	12,856	2,328	—	25,442
Goodwill	13,367	2,759	1,852	—	—	—	17,978
Intangible Assets	4,116	8,049	1,002	29	387	—	13,583
Other current and long-term assets, excluding cash and near cash assets(3)	160,248	45,881	19,480	6,765	62,863	23,060	318,297
Segment Assets	1,081,541	472,827	434,412	54,013	156,990
Cash and near cash assets(3)							608,341
Total Assets							2,851,724
______________________

(1)	Operating revenues includes $144.2 million of tangible product sales and operating expenses includes $143.3 million of costs of goods sold.

(2)	Inventories includes raw materials of $2.7 million and work in process of $2.1 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2012
Operating Revenues:
External customers	134,296	53,293	45,157	47,813	58,296	—	338,855
Intersegment	26	—	—	—	40	(66)	—
	134,322	53,293	45,157	47,813	58,336	(66)	338,855
Costs and Expenses:
Operating	88,842	38,320	28,089	45,472	53,287	(5)	254,005
Administrative and general	14,795	3,480	6,567	545	5,635	8,487	39,509
Depreciation and amortization	16,051	7,335	7,776	1,578	753	854	34,347
	119,688	49,135	42,432	47,595	59,675	9,336	327,861
Gains (Losses) on Asset Dispositions and Impairments, Net	6,585	3,503	145	—	(1,169)	—	9,064
Operating Income (Loss)	21,219	7,661	2,870	218	(2,508)	(9,402)	20,058
Other Income (Expense):
Derivative losses, net	—	—	—	(1,035)	(838)	(157)	(2,030)
Foreign currency gains (losses), net	717	33	8	—	(25)	295	1,028
Other, net	—	—	7,145	—	—	(47)	7,098
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,238	(2,227)	(551)	—	243	—	(1,297)
Segment Profit (Loss)	23,174	5,467	9,472	(817)	(3,128)
Other Income (Expense) not included in Segment Profit (Loss)							(7,916)
Less Equity Earnings (Losses) included in Segment Profit (Loss)							1,297
Income Before Taxes, Equity Earnings and Discontinued Operations							18,238

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	Ethanol and Industrial Alcohol(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2012
Operating Revenues:
External customers	378,606	160,085	133,606	146,370	127,262	—	945,929
Intersegment	78	—	108	—	75	(261)	—
	378,684	160,085	133,714	146,370	127,337	(261)	945,929
Costs and Expenses:
Operating	258,266	110,966	83,875	140,078	113,930	(146)	706,969
Administrative and general	39,797	11,235	16,939	1,404	16,332	25,094	110,801
Depreciation and amortization	44,792	21,586	22,755	4,208	2,153	1,775	97,269
	342,855	143,787	123,569	145,690	132,415	26,723	915,039
Gains (Losses) on Asset Dispositions and Impairments, Net	9,054	6,288	2,005	—	(1,164)	—	16,183
Operating Income (Loss)	44,883	22,586	12,150	680	(6,242)	(26,984)	47,073
Other Income (Expense):
Derivative gains (losses), net	—	—	—	(1,756)	261	(939)	(2,434)
Foreign currency gains (losses), net	1,486	(60)	17	—	(10)	232	1,665
Other, net	11	—	7,432	—	—	14	7,457
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	4,068	(1,538)	(1,542)	6,154	(483)	—	6,659
Segment Profit (Loss)	50,448	20,988	18,057	5,078	(6,474)
Other Income (Expense) not included in Segment Profit (Loss)							(3,086)
Less Equity Earnings (Losses) included in Segment Profit (Loss)							(6,659)
Income Before Taxes, Equity Earnings and Discontinued Operations							50,675

Capital Expenditures	112,527	22,296	20,207	—	6,410	3,604	165,044

As of September 30, 2012
Property and Equipment:
Historical cost	1,119,381	488,669	517,281	43,693	21,630	29,834	2,220,488
Accumulated depreciation	(412,625)	(120,995)	(195,494)	(4,151)	(3,943)	(8,295)	(745,503)
	706,756	367,674	321,787	39,542	17,687	21,539	1,474,985
Construction in progress	115,698	10,519	20,927	—	2,937	439	150,520
	822,454	378,193	342,714	39,542	20,624	21,978	1,625,505
Investments, at Equity, and Advances to 50% or Less Owned Companies	68,003	54,250	70,413	—	38,168	—	230,834
Inventories	6,249	2,435	1,533	8,810	3,329	—	22,356
Goodwill	13,367	4,345	1,852	—	37,138	—	56,702
Intangible Assets	4,557	7,996	1,544	114	5,720	—	19,931
Other current and long-term assets, excluding cash and near cash assets(3)	155,387	50,049	16,390	7,382	92,019	43,618	364,845
Segment Assets	1,070,017	497,268	434,446	55,848	196,998
Cash and near cash assets(3)							591,916
Discontinued operations							1,005,147
Total Assets							3,917,236
 ______________________

(1)	Operating revenues includes $143.6 million of tangible product sales and operating expenses includes $137.3 million of costs of goods sold.

(2)	Inventories includes raw materials of $3.6 million and work in process of $1.9 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

14.	DISCONTINUED OPERATIONS
Summarized selected operating results of the Company's discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
SES Business
Operating Revenues	$—	$—	$—	$22,387
Costs and Expenses:
Operating	—	—	—	18,234
Administrative and general	—	—	—	4,587
Depreciation and amortization	—	—	—	1,428
	—	—	—	24,249
Losses on Asset Dispositions	—	—	—	(71)
Operating Loss	—	—	—	(1,933)
Other Income (Expense), Net (including gain on sale of business)	—	—	(1,537)	24,971
Income Tax (Expense) Benefit	—	—	538	(4,305)
Equity in Earnings (Losses) of 50% or Less Owned Companies	—	—	—	302
Net Income (Loss)	$—	$—	$(999)	$19,035

SEI
Operating Revenues	$—	$76,296	$—	$392,614
Costs and Expenses:
Operating	—	71,789	—	382,589
Administrative and general	—	613	—	3,749
Depreciation and amortization	—	1	—	(3)
	—	72,403	—	386,335
Operating Income	—	3,893	—	6,279
Other Income (Expense), Net (including gain on sale of business)	—	(2,545)	(143)	(2,540)
Income Tax (Expense) Benefit	—	(608)	50	(1,711)
Net Income (Loss)	$—	$740	$(93)	$2,028

Era Group
Operating Revenues	$—	$77,989	$22,892	$202,026
Costs and Expenses:
Operating	—	46,235	14,076	124,913
Administrative and general	—	10,338	2,653	27,210
Depreciation and amortization	—	10,937	3,875	31,031
	—	67,510	20,604	183,154
Gains on Asset Dispositions and Impairments, Net	—	613	548	3,455
Operating Income	—	11,092	2,836	22,327
Other Income (Expense), Net	—	(2,819)	(1,316)	(5,955)
Income Tax (Expense)(1)	—	(2,967)	(10,818)	(5,737)
Equity in Earnings (Losses) of 50% or Less Owned Companies	—	219	65	(5,444)
Net Income	$—	$5,525	$(9,233)	$5,191

Eliminations
Operating Revenues	$—	$(31,082)	$—	$(86,206)
Costs and Expenses:
Operating	—	(31,082)	—	(86,204)
Administrative and general	—	—	—	(2)
	—	(31,082)	—	(86,206)
Operating Income	$—	$—	$—	$—
______________________

(1)
In late February 2014, the Company made a determination to provide for income taxes of $10.1 million relating to the Spin-off of Era Group, effective January 31, 2103. As a result, the Company has restated its results from discontinued operations for the nine months ended September 30, 2013 in the table included herein (see Note 15).

15.	RESTATEMENT
The restatement of the Company's unaudited condensed consolidated financial statements in this Amendment No. 1 to the Original Filing is solely related to an error in the accounting for taxes related to the Spin-off of Era Group, the principal effect of which is an increase in the net loss from discontinued operations for the nine months ended September 30, 2013 of $10.1 million. The following table sets forth the effect of the restatement on each impacted financial statement line item (in thousands, except share data):

	September 30, 2013	September 30, 2013
	(As Restated)	(As Previously Reported)
Balance Sheet (unaudited):
Other current liabilities	$124,777	$114,663
Total current liabilities	224,824	214,710
Total liabilities	1,470,991	1,460,877
Retained earnings	1,086,874	1,096,988
SEACOR Holdings Inc. stockholders' equity	1,355,491	1,365,605
Total equity	1,380,733	1,390,847

	For the Nine Months Ended
	September 30, 2013	September 30, 2013
	(As Restated)	(As Previously Reported)
Statement of Income (unaudited):
Loss from Discontinued Operations, Net of Tax	$(10,325)	$(211)
Net Income	28,704	38,818
Net Income attributable to SEACOR Holdings Inc.	28,574	38,688

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$38,799	$38,799
Discontinued operations	(10,225)	(111)
	$28,574	$38,688
Basic Income (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$1.96	$1.96
Discontinued operations	(0.52)	(0.01)
	$1.44	$1.95
Diluted Income (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$1.92	$1.92
Discontinued operations	(0.51)	—
	$1.41	$1.92
Statement of Comprehensive Income (unaudited):
Net Income	$28,704	$38,818
Comprehensive Income	28,916	39,030
Comprehensive Income attributable to SEACOR Holdings Inc.	28,806	38,920

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Discontinued Operations. On January 31, 2013, the Company completed the spin-off ("Spin-off") of Era Group Inc. (“Era Group”), the company that operated SEACOR's Aviation Services business segment, by means of a dividend to SEACOR's stockholders of all the issued and outstanding common stock of Era Group. Era Group filed a Registration Statement on Form 10 with the Securities and Exchange Commission, describing the Spin-off, that was declared effective on January 14, 2013. Era Group is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol "ERA." Discontinued operations includes the historical financial position, results of operations and cash flows of Era Group as well as the operations previously reported as discontinued in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. During the nine months ended September 30, 2013, the Company provided for income taxes of $10.1 million relating to the Spin-off of Era Group.
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
Restatement of Previously Issued Interim Financial Statements
In late February 2014, an error was discovered in the accounting for taxes related to the Spin-off of Era Group, which occurred on January 31, 2013. The Company's management, together with the Audit Committee of the Company's Board of Directors, concluded that the Company's previously issued condensed consolidated financial statements as of and for the nine months ended September 30, 2013, included in the Original Filing, should no longer be relied upon solely as a result of this error.
Evaluation of Disclosure Controls and Procedures (As Restated)
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. The Company’s disclosure controls and procedures have been designed to ensure that the Company records, processes, accumulates and communicates information to management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the Security and Exchange Commission's

("SEC") rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.
Based on their evaluation at the time of the Original Filing, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013. Subsequent to that evaluation and in light of the Company's determination to restate its condensed consolidated financial statements included in the Original Filing, management, including the principal executive officer and principal financial officer, has re-evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2013 and concluded that its disclosure controls and procedures were not effective as of that date based on the identified material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company's business and stock price may be adversely affected if its internal control over financial reporting is not effective. Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, the Company is required to document and test its internal control over financial reporting; management is required to assess and issue a report concerning the Company's internal control over financial reporting; and the Company's independent registered public accounting firm is required to attest on the effectiveness of the Company's internal control over financial reporting. The Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In connection with the restatement of the unaudited condensed consolidated financial statements, management re-assessed the Company's internal control over financial reporting as of September 30, 2013 and identified a material weakness existed at that time related to the application and monitoring of the accounting for income taxes as it did not have controls in place to provide effective oversight of work performed by, and the accuracy of financial information provided by third-party tax advisors for significant transactions. As described in "Item 4 Controls and Procedures" the Company is taking steps to remediate the material weakness. The existence of a material weakness could result in errors in the Company's financial statements that could result in a restatement of financial statements, which could cause the Company to fail to meet its reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of the Company's common stock.

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