Form 10-Q
period 2014-03-31
SEACOR HOLDINGS INC /NEW/
filed 2014-04-25
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of April 22, 2014 was 20,620,644. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$374,790	$527,435
Restricted cash	14,490	12,175
Marketable securities	29,522	24,292
Receivables:
Trade, net of allowance for doubtful accounts of $2,057 and $1,162 in 2014 and 2013, respectively	203,785	215,768
Other	41,292	48,181
Inventories	24,962	27,615
Deferred income taxes	116	116
Prepaid expenses and other	8,292	6,701
Total current assets	697,249	862,283
Property and Equipment:
Historical cost	2,224,212	2,199,183
Accumulated depreciation	(894,511)	(866,330)
	1,329,701	1,332,853
Construction in progress	325,529	143,482
Net property and equipment	1,655,230	1,476,335
Investments, at Equity, and Advances to 50% or Less Owned Companies	456,446	440,853
Construction Reserve Funds & Title XI Reserve Funds	264,339	261,739
Goodwill	17,963	17,985
Intangible Assets, Net	11,567	12,423
Other Assets	42,241	44,615
	$3,145,035	$3,116,233
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$49,171	$45,323
Accounts payable and accrued expenses	83,296	85,477
Other current liabilities	132,190	123,619
Total current liabilities	264,657	254,419
Long-Term Debt	830,887	834,118
Deferred Income Taxes	456,883	457,827
Deferred Gains and Other Liabilities	145,483	144,441
Total liabilities	1,697,910	1,690,805
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 37,418,455 and 37,219,201 shares issued in 2014 and 2013, respectively	374	372
Additional paid-in capital	1,401,294	1,394,621
Retained earnings	1,106,779	1,095,270
Shares held in treasury of 16,821,393 and 16,837,113 in 2014 and 2013, respectively, at cost	(1,087,101)	(1,088,219)
Accumulated other comprehensive loss, net of tax	(929)	(1,192)
	1,420,417	1,400,852
Noncontrolling interests in subsidiaries	26,708	24,576
Total equity	1,447,125	1,425,428
	$3,145,035	$3,116,233

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except share data, unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Revenues	$310,017	$267,064
Costs and Expenses:
Operating	218,976	200,913
Administrative and general	38,077	35,645
Depreciation and amortization	33,392	33,548
	290,445	270,106
Gains on Asset Dispositions and Impairments, Net	4,678	2,015
Operating Income (Loss)	24,250	(1,027)
Other Income (Expense):
Interest income	4,043	3,167
Interest expense	(11,403)	(12,840)
Marketable security gains, net	5,070	3,995
Derivative losses, net	(237)	(2,107)
Foreign currency losses, net	(199)	(4,011)
Other, net	(3,655)	3
	(6,381)	(11,793)
Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	17,869	(12,820)
Income Tax Expense (Benefit)	6,375	(2,653)
Income (Loss) from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	11,494	(10,167)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,221	(869)
Income (Loss) from Continuing Operations	13,715	(11,036)
Loss from Discontinued Operations, Net of Tax	—	(10,325)
Net Income (Loss)	13,715	(21,361)
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	2,206	(373)
Net Income (Loss) attributable to SEACOR Holdings Inc.	$11,509	$(20,988)

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$11,509	$(10,763)
Discontinued operations	—	(10,225)
	$11,509	$(20,988)

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.57	$(0.55)
Discontinued operations	—	(0.51)
	$0.57	$(1.06)

Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.56	$(0.55)
Discontinued operations	—	(0.51)
	$0.56	$(1.06)

Weighted Average Common Shares Outstanding:
Basic	20,109,373	19,738,930
Diluted	20,546,112	19,738,930
The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Net Income (Loss)	$13,715	$(21,361)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	412	(4,198)
Derivative gains (losses) on cash flow hedges	(73)	49
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	113	167
	452	(3,982)
Income tax (expense) benefit	(142)	1,227
	310	(2,755)
Comprehensive Income (Loss)	14,025	(24,116)
Comprehensive Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	2,253	(848)
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	$11,772	$(23,268)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2013	$372	$1,394,621	$1,095,270	$(1,088,219)	$(1,192)	$24,576	$1,425,428
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,201	—	—	1,201
Exercise of stock options	1	3,229	—	—	—	—	3,230
Director stock awards	—	52	—	—	—	—	52
Restricted stock	1	169	—	—	—	—	170
Amortization of share awards	—	3,140	—	—	—	—	3,140
Cancellation of restricted stock	—	83	—	(83)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(121)	(121)
Net income	—	—	11,509	—	—	2,206	13,715
Other comprehensive income	—	—	—	—	263	47	310
Three months ended March 31, 2014	$374	$1,401,294	$1,106,779	$(1,087,101)	$(929)	$26,708	$1,447,125

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Net Cash Provided by Operating Activities of Continuing Operations	$62,231	$56,794
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(219,129)	(33,855)
Proceeds from disposition of property and equipment	17,619	61,369
Investments in and advances to 50% or less owned companies	(17,102)	(22,355)
Return of investments and advances from 50% or less owned companies	6,050	510
Payments received on third party leases and notes receivable, net	1,293	3,914
Net (increase) decrease in restricted cash	(2,315)	1,156
Net (increase) decrease in construction reserve funds and Title XI reserve funds	(2,600)	1,152
Net cash provided by (used in) investing activities of continuing operations	(216,184)	11,891
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt and capital lease obligations	(2,161)	(2,665)
Net repayments under inventory financing arrangements	(1,254)	(5,519)
Proceeds from issuance of long-term debt	3	—
Share award settlements for Era Group employees and directors	—	(357)
Proceeds and tax benefits from share award plans	4,602	4,658
Distributions paid to noncontrolling interests, net of issuances	(121)	(1,928)
Net cash provided by (used in) financing activities of continuing operations	1,069	(5,811)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	239	(2,538)
Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	(152,645)	60,336
Cash Flows from Discontinued Operations:
Operating Activities	—	24,298
Investing Activities	—	(5,987)
Financing Activities	—	(14,017)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	143
Net Increase in Cash and Cash Equivalents from Discontinued Operations	—	4,437
Net Increase (Decrease) in Cash and Cash Equivalents	(152,645)	64,773
Cash and Cash Equivalents, Beginning of Period	527,435	248,204
Cash and Cash Equivalents, End of Period	$374,790	$312,977

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial information for the three months ended March 31, 2014 and 2013 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of March 31, 2014, its results of operations for the three months ended March 31, 2014 and 2013, its comprehensive income (loss) for the three months ended March 31, 2014 and 2013, its changes in equity for the three months ended March 31, 2014, and its cash flows for the three months ended March 31, 2014 and 2013. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “SEACOR” refers to SEACOR Holdings Inc. Capitalized terms used and not specifically defined herein have the same meaning as such defined terms used in the Company's Annual report on Form 10-K for the year ended December 31, 2013.
Discontinued Operations (see Note 14). The Company reports disposed businesses as discontinued operations when it has no continuing interest in the business. Discontinued operations includes the historical financial position, results of operations and cash flows of the operations previously reported as discontinued in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
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
As of March 31, 2014 and 2013, the Company had deferred revenues of $6.6 million, included in other current liabilities, related to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the "Conveyance") in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to August 17, 2012 are subject to bankruptcy court approval. The Company will recognize revenues as approved by the bankruptcy court. All costs and expenses related to these charters were recognized as incurred.
Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income (loss) were as follows:

	SEACOR Holdings Inc. Stockholders' Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Other	Other Comprehensive Income
December 31, 2013	$(927)	$(257)	$(8)	$(1,192)	$395	$(5)
Other comprehensive income	365	40	—	405	47	—	$452
Income tax expense	(128)	(14)	—	(142)	—	—	(142)
Three months ended March 31, 2014	$(690)	$(231)	$(8)	$(929)	$442	$(5)	$310
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
The Company’s financial assets and liabilities as of March 31, 2014 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$29,522	$—	$—
Derivative instruments (included in other receivables)	3,945	4,396	—
Construction reserve funds and Title XI reserve funds	264,339	—	—
LIABILITIES
Short sale of marketable securities (included in other current liabilities)	10,223	—	—
Derivative instruments (included in other current liabilities)	1,490	1,808	—
 ______________________

(1)
Marketable security gains, net include unrealized gains of $4.9 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively, related to marketable security positions held by the Company as of March 31, 2014.

The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2014 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$389,280	$389,280	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	9,331	see below
Notes receivable from third parties (included in other receivables and other assets)	12,931	see below
LIABILITIES
Long-term debt, including current portion(1)	880,058	—	1,081,997	—
______________________

(1)	The estimated fair value includes the conversion options on the Company's 2.5% and 3.0% Convertible Senior Notes.
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

The Company’s non-financial assets and liabilities that were measured at fair value during the three months ended March 31, 2014 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Long-lived assets held for sale(1)	$—	$11,700	$—
______________________

(1)
During the three months ended March 31, 2014, the Company recognized impairment charges of $3.9 million related to two aircraft following the adjustment of their carrying value to fair value based on the expected sales price of each.

3.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of March 31, 2014 were as follows (in thousands):

	Derivative Asset	Derivative Liability

Options on equities and equity indices	$236	$—
Forward currency exchange, option and future contracts	255	75
Interest rate swap agreements	—	1,307
Commodity swap, option and future contracts:
Exchange traded	3,945	1,473
Non-exchange traded	3,905	443
	$8,341	$3,298
Cash Flow Hedges. As of March 31, 2014, the Company had no interest rate swap agreements designated as cash flow hedges. As of March 31, 2014, one of the Company’s Offshore Marine Services 50% or less owned companies had an interest rate swap agreement maturing in 2015 that has been designated as a cash flow hedge. This instrument calls for this company to pay a fixed interest rate of 1.48% on the amortized notional value of $16.4 million and receive a variable interest rate based on LIBOR on the amortized notional value. As of March 31, 2014, one of the Company’s Inland River Services 50% or less owned companies had three interest rate swap agreements with maturities ranging from 2014 through 2015 that have been designated as cash flow hedges. These instruments call for this company to pay fixed rates of interest ranging from 1.53% to 4.16% on the aggregate amortized notional value of $26.7 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. Additionally, as of March 31, 2014, one of the Company’s Shipping Services 50% or less owned companies had an interest rate swap agreement maturing in 2017 that has been designated as a cash flow hedge. The instrument calls for this company to pay a fixed interest rate of 2.79% on the amortized notional value of $36.7 million and received a variable interest rate based on LIBOR on the amortized notional value. By entering into these interest rate swap agreements, the Company's 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.
Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the three months ended March 31 as follows (in thousands):

	2014	2013
Options on equities and equity indices	$13	$(2,284)
Forward currency exchange, option and future contracts	11	(598)
Interest rate swap agreements	(65)	89
Commodity swap, option and future contracts:
Exchange traded	1,841	(744)
Non-exchange traded	(2,037)	1,430
	$(237)	$(2,107)

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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of March 31, 2014, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $17.7 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.
The Company has entered into various interest rate swap agreements with maturities ranging from 2014 through 2018 that call for the Company to pay fixed interest rates ranging from 3.00% to 3.05% on an aggregate amortized notional value of $36.1 million and receive a variable interest rate based on LIBOR or Euribor on these aggregate amortized notional values. As of March 31, 2014, one of the Company’s Offshore Marine Services 50% or less owned companies has entered into an interest rate swap agreement maturing in 2018 that calls for this company to pay a fixed interest rate of 1.30% on the amortized notional value of $100.7 million and receive a variable interest rate based on LIBOR on the amortized notional value. Additionally, another one of the Company's Offshore Marine Services 50% or less owned companies has entered into two interest rate swap agreements maturing in 2020 that calls for this company to pay fixed interest rates ranging from 1.89% to 2.27% on the aggregate amortized notional value of $26.1 million and receive a variable interest rate based on LIBOR on the amortized notional value. As of March 31, 2014, one of the Company's Shipping Services 50% or less owned companies entered into six interest rate swap agreements with maturities ranging from 2018 to 2020 that call for this company to pay fixed rates of interest ranging from 2.96% to 5.40% on the aggregate amortized notional value of $127.3 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company or its 50% or less owned companies.
The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. ICP enters into exchange traded positions (primarily corn) to protect its raw material and finished goods inventory balance from market changes. In the Company’s agricultural business, fixed price future purchase and sale contracts for sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sale contracts as well as its inventory balances from market changes. As of March 31, 2014, the net market exposure to corn and sugar under these contracts was not material. The Company also enters into exchange traded positions (primarily natural gas, heating oil, crude oil, gasoline, corn and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s Offshore Marine Services, Inland River Services and Shipping Services businesses. As of March 31, 2014, none of these types of positions were outstanding.

4.	BUSINESS ACQUISITIONS
C-Lift Acquisition. On June 6, 2013, the Company acquired a controlling interest in C-Lift through the acquisition of its partner's 50% interest for $13.3 million in cash. C-Lift owns and operates two liftboats in the U.S. Gulf of Mexico. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis was finalized in March 2014.

5.	EQUIPMENT ACQUISITIONS, DISPOSITIONS AND DEPRECIATION AND IMPAIRMENT POLICIES
During the three months ended March 31, 2014, capital expenditures were $219.1 million including $145.6 million of progress payments toward the construction of U.S.-flag product tankers. Equipment deliveries during the period included one crew boat, one wind farm utility vessel and 28 inland river dry cargo barges.
During the three months ended March 31, 2014, the Company sold four crew boats, one wind farm utility vessel and other property and equipment for net proceeds of $10.8 million and gains of $7.8 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $0.8 million. The Company also received deposits of $6.8 million related to future offshore support vessel sales.

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

	2014	2013
Balance at beginning of period	$124,763	$111,514
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(3,314)	(2,801)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(976)	(716)
Balance at end of period	$120,473	$107,997
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
As of March 31, 2014, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore support vessels (excluding wind farm utility)	20
Wind farm utility vessels	10
Inland river dry-cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag product tankers	25
RORO(1) vessels	20
Harbor tugs	25
Ocean liquid tank barges	25
Terminal and manufacturing facilities	20
______________________

(1)	Roll on/Roll off ("RORO").
The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the three months ended March 31, 2014, the Company recognized impairment charges of $3.9 million related to two aircraft.

6.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
SCFCo Holdings. SCFCo Holdings was established to operate towboats and dry cargo barges on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. During the three months ended March 31, 2014, the Company and its partner each contributed additional capital of $11.5 million. As of March 31, 2014, the Company had outstanding loans to SCFCo Holdings of $3.6 million.
SeaJon. SeaJon owns an articulated tug-barge operating in the Great Lakes trade. During the three months ended March 31, 2014, the Company and its partner each contributed additional capital of $0.2 million to fund certain capital acquisitions.
Avion. Avion is a distributor of aircraft and aircraft related parts. During the three months ended March 31, 2014, Avion repaid $4.0 million of outstanding notes to the Company.
Cleancor. On August 20, 2013, CLEANCOR Energy Solutions LLC ("Cleancor") was established to be a full service solution provider delivering clean fuel to end users. During the three months ended March 31, 2014, the Company contributed capital of $4.8 million to Cleancor to fund its start-up operations and provide capital for future investments.

Other. During the three months ended March 31, 2014, the Company received a capital distribution of $2.1 million from one of Inland River Services 50% or less owned companies, loaned $0.3 million to one of its Offshore Marine Services 50% or less owned companies and loaned $0.2 million to one of its industrial aviation businesses in Asia.
Guarantees. The Company has guaranteed the payment of amounts owed by one of its 50% or less owned companies under a vessel charter and has guaranteed amounts owed under banking facilities by certain of its 50% or less owned companies. As of March 31, 2014, the total amount guaranteed by the Company under these arrangements was $15.5 million. In addition, as of March 31, 2014, the Company had uncalled capital commitments to two of its 50% or less owned companies for a total of $2.4 million.

7.	COMMITMENTS AND CONTINGENCIES
As of March 31, 2014, the Company's unfunded capital commitments were $442.5 million and included: $94.8 million for 15 offshore support vessels; $22.8 million for 47 inland river dry cargo barges; $0.9 million for two inland river tank barges; $4.7 million for five inland river towboats; $230.2 million for three U.S.-flag product tankers; $78.7 million for one U.S.-flag articulated tug-barge; and $10.4 million for other equipment and improvements. These commitments are payable as follows: $157.3 million is payable during the remainder of 2014; $275.9 million is payable during 2015-2016; and $9.3 million is payable during 2017.
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
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., and M-I L.L.C. also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC have asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. Transcoean's limitation action, and thus the remainder of the aforementioned cross-claims, remains pending. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the plaintiffs by exposing them to dispersants during the course and scope of their employment. The case was removed to the U.S. District Court for the Northern District of Florida on January 13, 2013, Abney et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00024 (N.D. Fla.), and on January 16, 2013, the United States Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order (“CTO”) transferring the case to the MDL, subject to any timely-filed notice of objection from the plaintiffs. Upon receipt of a notice of objection from the plaintiffs, a briefing schedule was set by the JPML, and so a stay of proceedings and suspension of deadlines was sought and obtained by the Court in the U.S. District Court for the Northern District of Florida. Following briefing before the JPML, the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response.  A CTO was issued by the JPML on May 2, 2013, no objection was filed by the plaintiffs, and the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on May 10, 2013.  By court order, both of these matters have been stayed until further notice. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company ("BP America") (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP. The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012. A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages Class Action Settlement ("E&P Settlement") on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement ("Medical Settlement") on January 11, 2013. Both class action settlements were appealed to the Fifth Circuit. The Fifth Circuit affirmed the MDL Court's decision concerning the E&P Settlement on January 10, 2014, and also affirmed the MDL Court's decision concerning the interpretation of the E&P Settlement with respect to business economic loss claims on March 3, 2014. The appeal of the Medical Settlement, on the other hand, was voluntarily dismissed and the Medical Settlement became effective on February 12, 2014. The deadline for bringing a claim to the Medical Benefits Claims Administrator is one year from the effective date of the Settlement. Although neither the Company, ORM, or NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, barring any further successful appeal, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the Company and ORM's potential exposure, if any, from some of the pending actions described above, and continues to evaluate the settlements' impacts on these cases.
On January 29, 2013, HEPACO, LLC ("HEPACO"), served a demand for arbitration upon ORM, in which HEPACO claims that ORM owes HEPACO an additional fee of $20,291,178.92 under the parties' Management Services Agreement (“MSA”), dated June 1, 2010.  According to HEPACO, the MSA requires ORM to pay HEPACO an additional fee of 30% of total charges paid under the MSA ("Surcharge") to compensate HEPACO for U.S. Longshoremen's and Harbor Workers' insurance or Jones Act insurance and related risks attendant to the work when a contract requires labor to be performed over, adjoining and/or in water. ORM denies liability for the Surcharge, intends to vigorously defend against the claim, and has sought indemnity for any resulting judgment and related attorneys' fees from BP America and BP Exploration. ORM has advised BP that, pursuant to the Bridge Agreement HOU-WL4-3066 between BP and ORM, effective as of June 1, 2010, under which ORM managed and oversaw, for BP, subcontractors, such as HEPACO, in connection with on-shore services related to the BP Deepwater Horizon oil spill, BP ultimately is responsible for the payment of the Surcharge should HEPACO be determined to be entitled to recover it under the MSA. BP as agreed, subject to certain limitations, to indemnify ORM. Arbitration is set to commence on June 2, 2014.
ORM is defending against two collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon oil spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”).  These cases - Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”) and Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”) - were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors.  The Prejean and Himmerite Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the overall MDL, in which the Himmerite Action was stayed pursuant to procedures of the MDL.  However, both the Prejean and Himmerite Actions were severed from the MDL on September 19, 2013, and referred to a Magistrate Judge for pretrial case management, including issuing a scheduling order, overseeing discovery, and any other preliminary matters.  On October 31, 2013, ORM filed an answer in the Himmerite Action.  In the Himmerite Action, pursuant to an earlier tolling order entered by the Court, the limitations periods for potential plaintiffs to opt-in to the action has been tolled pending further action by the Court.  In the Prejean Action, ORM has answered the complaint and a scheduling order has been issued. On November 6, 2013, the Court conditionally certified a collective class in the Prejean Action.  On December 9, 2013 the Court approved a jointly-submitted form notice and authorized the issuance of notice to all members of the conditionally certified class in the Prejean Action. On December 20, 2013, ORM served plaintiffs’ counsel with a list containing information for approximately 330 potential class members in the Prejean Action. The deadline for plaintiffs to file executed consent forms with the Court has expired. As of February 28, 2014 the Court-ordered deadline for potential class members to opt into the class, 142 individuals have opted in. Although the Court has conditionally certified the Prejean class, the Court has not made a final ruling on whether a class exists. The Company intends to vigorously defend its position that a class should not be certified, and intends on filing a motion to decertify the Prejean class. The Court has also not yet ruled on any of the merits of Plaintiffs’ claims. The Company is unable to estimate the potential exposure, if any, resulting from these DPH FLSA Actions, but believes they are without merit and will continue to vigorously defend against them.
In a related action, Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”), which was also filed in the United States District Court for the Eastern District of Louisiana and in which plaintiffs alleged claims similar to those alleged in the Prejean and Himmerite Actions, the parties reached a full and final settlement agreement on February 13, 2014 with respect to all of the Plaintiff’s individual claims for an undisclosed amount. On April 11, 2014, the Court approved the parties’ settlement and dismissed the Singleton Action with prejudice in its entirety. The Court also ordered that the tolling order which had been entered in the Singleton Action expired as of April 11, 2014.
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
In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company's potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company's estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company's consolidated financial position, results of operations or cash flows.

8.	MULTI-EMPLOYER PENSION PLANS
During the three months ended March 31, 2014, the Company received notification from the American Maritime Officers Pension Plan (the "AMOPP”) that the Company's withdrawal liability as of September 30, 2013 was $46.5 million based on an actuarial valuation performed as of that date. That liability may change in future years based on various factors, primarily employee census. As of March 31, 2014, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.

9.	LONG-TERM DEBT
As of March 31, 2014, the Company had outstanding letters of credit totaling $26.2 million with various expiration dates through 2015.
During the three months ended March 31, 2014, the Company made scheduled payments on long-term debt of $2.2 million and made net repayments of $1.3 million under inventory financing arrangements.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the three months ended March 31, 2014, the Company did not repurchase any of its 7.375% Senior Notes due 2019.

10.	STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the three months ended March 31, 2014, the Company did not acquire any shares of Common Stock for treasury. As of March 31, 2014, the remaining authority under the repurchase plan was $100.0 million.

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
Computations of basic and diluted earnings per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended March 31,
	Net Income (Loss) Attributable to SEACOR	Average O/S Shares	Per Share
2014
Basic Weighted Average Common Shares Outstanding	$11,509	20,109,373	$0.57
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	436,739
Convertible Notes(2)(3)	—	—
Diluted Weighted Average Common Shares Outstanding	$11,509	20,546,112	$0.56
2013
Basic Weighted Average Common Shares Outstanding	$(20,988)	19,738,930	$(1.06)
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	—
Convertible Notes(2)	—	—
Diluted Weighted Average Common Shares Outstanding	$(20,988)	19,738,930	$(1.06)
______________________

(1)
For the three months ended March 31, 2014 and 2013, diluted earnings per common share of SEACOR excluded 212,859 and 1,474,897 of certain share awards, respectively, as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the three months ended March 31, 2014 and 2013, diluted earnings per common share of SEACOR excluded 4,200,525 common shares issuable pursuant to the Company's 2.5% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

(3)
For the three months ended March 31, 2014, diluted earnings per common share of SEACOR excluded 1,825,326 common shares issuable pursuant to the Company's 3.0% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

12.	SHARE BASED COMPENSATION
Transactions in connection with the Company’s share based compensation plans during the three months ended March 31, 2014 were as follows:

Director stock awards granted	625
Employee Stock Purchase Plan (“ESPP”) shares issued	16,720
Restricted stock awards granted	139,045
Restricted stock awards canceled	1,000
Shares released from Deferred Compensation Plan	—
Stock Option Activities:
Outstanding as of December 31, 2013	1,481,280
Granted	45,050
Exercised	(59,584)
Outstanding as of March 31, 2014	1,466,746
Shares available for future grants and ESPP purchases as of March 31, 2014	308,055

13.    SEGMENT INFORMATION
Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following tables summarize the operating results, capital expenditures and assets of the Company's reportable segments.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2014
Operating Revenues:
External customers	128,957	57,011	52,401	58,656	12,992	—	310,017
Intersegment	44	948	—	—	—	(992)	—
	129,001	57,959	52,401	58,656	12,992	(992)	310,017
Costs and Expenses:
Operating	94,043	39,674	26,997	47,274	11,936	(948)	218,976
Administrative and general	15,160	4,337	5,896	511	3,111	9,062	38,077
Depreciation and amortization	16,304	7,370	7,754	990	85	889	33,392
	125,507	51,381	40,647	48,775	15,132	9,003	290,445
Gains (Losses) on Asset Dispositions and Impairments, Net	7,738	853	—	—	(409)	(3,504)	4,678
Operating Income (Loss)	11,232	7,431	11,754	9,881	(2,549)	(13,499)	24,250
Other Income (Expense):
Derivative gains (losses), net	(61)	—	—	718	(733)	(161)	(237)
Foreign currency gains (losses), net	107	(327)	(10)	—	9	22	(199)
Other, net	—	(38)	(3,933)	193	175	(52)	(3,655)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,641	(412)	753	—	(761)	—	2,221
Segment Profit (Loss)	13,919	6,654	8,564	10,792	(3,859)
Other Income (Expense) not included in Segment Profit (Loss)							(2,290)
Less Equity Earnings included in Segment Profit (Loss)							(2,221)
Income Before Taxes, Equity Earnings and Discontinued Operations							17,869

Capital Expenditures	22,019	22,162	157,712	1,379	100	15,757	219,129

As of March 31, 2014
Property and Equipment:
Historical cost	1,154,201	495,360	499,084	44,166	3,750	27,651	2,224,212
Accumulated depreciation	(483,230)	(154,706)	(231,279)	(12,374)	(710)	(12,212)	(894,511)
	670,971	340,654	267,805	31,792	3,040	15,439	1,329,701
Construction in progress	106,872	36,346	164,351	2,118	201	15,641	325,529
	777,843	377,000	432,156	33,910	3,241	31,080	1,655,230
Investments, at Equity, and Advances to 50% or Less Owned Companies	102,543	64,778	199,997	—	89,128	—	456,446
Inventories	6,110	2,705	1,298	13,600	1,249	—	24,962
Goodwill	13,367	2,744	1,852	—	—	—	17,963
Intangible Assets	3,217	7,306	717	—	327	—	11,567
Other current and long-term assets, excluding cash and near cash assets(3)	146,796	50,583	19,032	15,049	42,552	21,714	295,726
Segment Assets	1,049,876	505,116	655,052	62,559	136,497
Cash and near cash assets(3)							683,141
Total Assets							3,145,035
______________________

(1)	Operating revenues includes $57.4 million of tangible product sales and operating expenses includes $45.8 million of costs of goods sold.

(2)	Inventories includes raw materials of $2.2 million and work in process of $1.8 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2013
Operating Revenues:
External customers	123,992	49,423	46,476	32,849	14,324	—	267,064
Intersegment	24	654	—	—	—	(678)	—
	124,016	50,077	46,476	32,849	14,324	(678)	267,064
Costs and Expenses:
Operating	90,031	36,389	26,614	34,045	14,488	(654)	200,913
Administrative and general	14,827	4,024	5,177	661	1,656	9,300	35,645
Depreciation and amortization	16,287	7,084	7,797	1,489	99	792	33,548
	121,145	47,497	39,588	36,195	16,243	9,438	270,106
Gains (Losses) on Asset Dispositions and Impairments, Net	2,339	697	(3,069)	—	1,907	141	2,015
Operating Income (Loss)	5,210	3,277	3,819	(3,346)	(12)	(9,975)	(1,027)
Other Income (Expense):
Derivative gains (losses), net	150	—	—	39	842	(3,138)	(2,107)
Foreign currency losses, net	(3,264)	(137)	(7)	—	(167)	(436)	(4,011)
Other, net	—	—	14	—	54	(65)	3
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,313	(2,387)	(1,505)	—	1,710	—	(869)
Segment Profit (Loss)	3,409	753	2,321	(3,307)	2,427
Other Income (Expense) not included in Segment Profit (Loss)							(5,678)
Less Equity in Losses included in Segment Profit (Loss)							869
Loss Before Taxes, Equity Earnings and Discontinued Operations							(12,820)

Capital Expenditures	19,920	5,727	6,814	—	357	1,037	33,855

As of March 31, 2013
Property and Equipment:
Historical cost	1,110,480	493,140	506,279	43,788	4,032	29,173	2,186,892
Accumulated depreciation	(428,766)	(133,827)	(206,603)	(7,146)	(467)	(8,956)	(785,765)
	681,714	359,313	299,676	36,642	3,565	20,217	1,401,127
Construction in progress	61,447	15,335	33,444	—	2,063	1,092	113,381
	743,161	374,648	333,120	36,642	5,628	21,309	1,514,508
Investments, at Equity, and Advances to 50% or Less Owned Companies	85,311	55,105	65,941	—	93,421	—	299,778
Inventories	6,497	2,297	1,284	19,868	2,020	—	31,966
Goodwill	13,367	2,759	1,852	—	—	—	17,978
Intangible Assets	5,105	8,824	1,272	72	481	—	15,754
Other current and long-term assets, excluding cash and near cash assets(3)	136,661	37,787	18,316	5,947	47,877	31,380	277,968
Segment Assets	990,102	481,420	421,785	62,529	149,427
Cash and near cash assets(3)							557,151
Discontinued operations							384
Total Assets							2,715,487
 ______________________

(1)	Operating revenues includes $32.1 million of tangible product sales and operating expenses includes $34.4 million of costs of goods sold.

(2)	Inventories includes raw materials of $3.0 million and work in process of $2.4 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

14.	DISCONTINUED OPERATIONS
Summarized selected operating results of the Company's discontinued operations for the three months ended March 31, 2013 were as follows (in thousands):

SES Business
Other Expense (final working capital adjustments)	$(1,537)
Income Tax Benefit	538
Net Loss	$(999)

SEI
Other Expense (final working capital adjustments)	$(143)
Income Tax Benefit	50
Net Loss	$(93)

Era Group
Operating Revenues	$22,892
Costs and Expenses:
Operating	14,076
Administrative and general	2,653
Depreciation and amortization	3,875
20,604
Gains on Asset Dispositions and Impairments, Net	548
Operating Income	2,836
Other Expense, Net	(1,316)
Income Tax Expense	(10,818)
Equity in Earnings of 50% or Less Owned Companies	65
Net Loss	$(9,233)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this Form 10-Q as well as in other reports, materials and oral statements that the Company releases from time to time constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements because actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including decreased demand and loss of revenues as a result of U.S. government implemented moratoriums directing operators to cease certain drilling activities and any extension of such moratoriums (the “Moratoriums”), weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels in response to Moratoriums, increased government legislation and regulation of the Company’s businesses could increase cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with the provision of emergency response services, including the Company’s involvement in response to the oil spill as a result of the sinking of the Deepwater Horizon in April 2010, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services and Shipping Services, decreased demand for Shipping Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations, the dependence of Offshore Marine Services and Shipping Services on several customers, consolidation of the Company's customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Shipping Acts on the amount of foreign ownership of the Company's Common Stock, operational risks of Offshore Marine Services, Inland River Services and Shipping Services, effects of adverse weather conditions and seasonality, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors in Inland River Services' operations, sudden and unexpected changes in commodity prices, futures and options, global weather conditions, political instability, changes in currency exchanges rates, and product availability in agriculture commodity trading and logistics activities, adequacy of insurance coverage, the potential for a material weakness in the Company's internal controls over financial reporting and the Company's ability to remediate such potential material weaknesses, the attraction and retention of qualified personnel by the Company, and various other matters and factors, many of which are beyond the Company's control as well as those discussed in Item 1A (Risk Factors) of the Company's Annual report on Form 10-K. In addition, these statements constitute the Company's cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which are incorporated by reference.

Overview
The Company’s operations are divided into four main business segments – Offshore Marine Services, Inland River Services, Shipping Services, and Illinois Corn Processing ("ICP"). The Company also has activities that are referred to and described under Other that primarily include emergency and crisis services, agricultural commodity trading and logistics activities, lending and leasing activities and various other investments in 50% or less owned companies.
Discontinued Operations. The Company reports disposed businesses as discontinued operations when it has no continuing interest in the business. Discontinued operations includes the historical financial position, results of operations and cash flows of the operations previously reported as discontinued in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months ended March 31, 2014 (“Current Year Quarter”), compared with the three months ended March 31, 2013 (“Prior Year Quarter”). See "Item 1. Financial Statements—Note 13. Segment Information" included in Part I for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the same meaning as such defined terms used in the Company's Annual report on Form 10-K for the year ended December 31, 2013.
Offshore Marine Services

	Three Months Ended March 31,
	2014		2013
	$’000%		$’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	57,050	44	64,098	52
Africa, primarily West Africa	17,254	13	16,558	13
Middle East	12,452	10	11,807	10
Brazil, Mexico, Central and South America	12,164	9	5,160	4
Europe, primarily North Sea	26,586	21	23,541	19
Asia	3,495	3	2,852	2
	129,001	100	124,016	100
Costs and Expenses:
Operating:
Personnel	47,134	37	45,180	37
Repairs and maintenance	14,101	11	12,454	10
Drydocking	11,080	9	11,225	9
Insurance and loss reserves	3,170	2	3,547	3
Fuel, lubes and supplies	7,390	6	7,292	6
Leased-in equipment	6,952	5	6,262	5
Brokered vessel activity	6	—	—	—
Other	4,210	3	4,071	3
	94,043	73	90,031	73
Administrative and general	15,160	12	14,827	12
Depreciation and amortization	16,304	12	16,287	13
	125,507	97	121,145	98
Gains on Asset Dispositions	7,738	6	2,339	2
Operating Income	11,232	9	5,210	4
Other Income (Expense):
Derivative income (loss), net	(61)	—	150	—
Foreign currency gains (losses), net	107	—	(3,264)	(2)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	2,641	2	1,313	1
Segment Profit	13,919	11	3,409	3

Operating Revenues by Type. The table below sets forth, for the periods indicated, the amount of operating revenues earned by type.

	Three Months Ended March 31,
	2014		2013
	$’000%		$’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	54,510	42	61,193	49
Africa, primarily West Africa	16,307	13	16,327	13
Middle East	10,194	8	10,258	8
Brazil, Mexico, Central and South America	11,020	8	3,685	3
Europe, primarily North Sea	25,849	20	23,310	19
Asia	3,598	3	2,572	2
Total time charter	121,478	94	117,345	94
Bareboat charter	702	1	889	1
Brokered vessel activity	—	—	(1)	—
Other marine services	6,821	5	5,783	5
	129,001	100	124,016	100

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

	Three Months Ended March 31,
	2014	2013
Rates Per Day Worked:
Anchor handling towing supply	$24,841	$26,683
Crew	8,664	7,664
Mini-supply	7,148	7,666
Standby safety	10,679	9,642
Supply	17,156	14,915
Towing supply	10,128	9,349
Specialty	19,200	12,950
Liftboats	22,219	18,573
Overall Average Rates Per Day Worked (excluding wind farm utility)	14,324	12,878
Wind farm utility	2,423	2,142
Overall Average Rates Per Day Worked	11,659	10,657
Utilization:
Anchor handling towing supply	77%	74%
Crew	81%	91%
Mini-supply	92%	74%
Standby safety	88%	88%
Supply	86%	72%
Towing supply	92%	100%
Specialty	47%	25%
Liftboats	60%	64%
Overall Fleet Utilization (excluding wind farm utility)	80%	79%
Wind farm utility	81%	82%
Overall Fleet Utilization	80%	79%
Available Days:
Anchor handling towing supply	1,530	1,530
Crew	2,605	3,060
Mini-supply	540	630
Standby safety	2,160	2,160
Supply	1,530	1,581
Towing supply	180	180
Specialty	270	360
Liftboats	1,350	1,620
Overall Fleet Available Days (excluding wind farm utility)	10,165	11,121
Wind farm utility	2,863	2,790
Overall Fleet Available Days	13,028	13,911

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $5.0 million higher for the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $4.1 million higher in the Current Year Quarter compared with the Prior Year Quarter.
Excluding the contribution of the wind farm utility vessels of $0.7 million, time charter revenues were $3.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Overall fleet utilization was 79.6% compared with 78.5% in the Prior Year Quarter and average rates were $14,324 per day compared with $12,878 per day in the Prior Year Quarter, an increase of $1,446 per day, or 11%. The number of days available for charter was 10,165 compared with 11,121 in the Prior Year Quarter, a reduction of 956 days, or 9%, due to net fleet dispositions. In overall terms, time charter revenues increased by $2.3 million due to higher average day rates, $2.9 million due to the repositioning of vessels between geographic regions, and $1.3 million due to favorable changes in currency exchange rates. Time charter revenues were $0.6 million lower due to reduced utilization, $2.2 million lower due to net fleet dispositions, and $0.3 million lower due to the effect of cold-stacking two vessels in the U.S. Gulf of Mexico during the Current Year Quarter.
In the U.S. Gulf of Mexico, time charter revenues were $6.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $4.0 million lower due to a decline in utilization, $1.6 million lower due to the repositioning of vessels between geographic regions, $2.2 million lower due to net fleet dispositions, $0.3 million lower due to the effect of cold-stacking two vessels during the Current Year Quarter, and $1.4 million higher due to an increase in average day rates. As of March 31, 2014, the Company had two vessels cold-stacked in this region compared with one vessels as of March 31, 2013.
In Africa, time charter revenues were unchanged. Time charter revenues were $0.6 million higher due to improved utilization, and $0.6 million lower due to reduced average day rates.
In the Middle East, time charter revenues were unchanged. Time charter revenues were $1.2 million higher due to improved average day rates, and $1.2 million lower due to reduced utilization.
In Brazil, Mexico and Central and South America, time charter revenues were $7.3 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $3.0 million higher due to improved utilization, $4.5 million higher due to the repositioning of vessels between geographic regions, and $0.2 million lower due to reduced average day rates.
In Europe, excluding the wind farm utility vessels, time charter revenues were $1.8 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.6 million higher due to improved average day rates, $1.3 million higher due to favorable changes in currency exchange rates, and $0.1 million lower due to reduced utilization. Time charter revenues for the wind farm utility vessels were $0.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.3 million higher due to improved average day rates, $0.3 million higher due to favorable changes in currency exchange rates, $0.4 million higher due to net fleet additions, and $0.3 million lower due to reduced utilization.
In Asia, time charter revenues were $1.0 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to improved utilization.
Operating Expenses. Operating expenses were $4.0 million higher for the Current Year Quarter compared with the Prior Year Quarter. Personnel costs were $2.0 million higher primarily due to increased seafarer compensation costs. Repair and maintenance expenses were $1.6 million higher primarily due to the seasonal maintenance program for the Company’s liftboat fleet. Leased-in equipment expense was $0.7 million higher primarily due to an increase in bareboat charter expense in the Middle East.
Gains on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold five offshore support vessels and other equipment for net proceeds of $10.2 million and gains of $7.7 million, all of which was recognized currently. During the Prior Year Quarter, the Company sold two offshore support vessels and other equipment for net proceeds of $60.6 million and gains of $2.3 million, all of which was recognized currently.
Operating Income. Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 3% in the Current Year Quarter compared with 2% in the Prior Year Quarter. The increase was primarily due to improved results in international regions.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax, increased by $1.3 million for the Current Year Quarter compared with the Prior Year Quarter primarily due to increased earnings from the Company’s investment in Dynamic, the owner and operator of a jack-up drilling rig which was placed into service during the Prior Year Quarter. In addition, earnings in Sea-Cat Crewzer improved primarily due to increased utilization attributable to the drydocking of one vessel during the Prior Year Quarter.

The composition of Offshore Marine Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2014
Anchor handling towing supply	14	1	3	—	18
Crew	22	7	7	3	39
Mini-supply	4	2	2	—	8
Standby safety	24	1	—	—	25
Supply	9	5	9	3	26
Towing supply	2	1	—	—	3
Specialty	3	5	—	1	9
Liftboats	14	—	1	—	15
Wind farm utility	32	2	—	—	34
	124	24	22	7	177
2013
Anchor handling towing supply	14	2	3	—	19
Crew	30	7	7	3	47
Mini-supply	5	2	2	—	9
Standby safety	24	1	—	—	25
Supply	9	3	9	5	26
Towing supply	2	1	—	—	3
Specialty	4	4	—	3	11
Liftboats	18	2	—	—	20
Wind farm utility	30	—	1	—	31
	136	22	22	11	191

Inland River Services

	Three Months Ended March 31,
	2014		2013
	$’000%		$’000%
Operating Revenues:
United States	57,551	99	49,665	99
Foreign	408	1	412	1
	57,959	100	50,077	100
Costs and Expenses:
Operating:
Barge logistics	23,333	40	19,156	38
Personnel	5,979	10	5,981	12
Repairs and maintenance	1,517	3	1,910	4
Insurance and loss reserves	828	1	956	2
Fuel, lubes and supplies	1,795	3	1,476	3
Leased-in equipment	3,358	6	3,777	8
Other	2,864	5	3,133	6
	39,674	68	36,389	73
Administrative and general	4,337	7	4,024	8
Depreciation and amortization	7,370	13	7,084	14
	51,381	88	47,497	95
Gains on Asset Dispositions	853	1	697	1
Operating Income	7,431	13	3,277	6
Other Income (Expense):
Foreign currency losses, net	(327)	(1)	(137)	—
Other, net	(38)	—	—	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(412)	(1)	(2,387)	(5)
Segment Profit	6,654	11	753	1
Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues earned by service line.

	Three Months Ended March 31,
	2014		2013
	$’000%		$’000%
Operating Revenues:
Dry cargo barge pools	29,959	52	22,237	44
Charter-out of dry cargo barges	1,275	2	1,497	3
Liquid unit tow operations	11,136	19	10,507	21
10,000 barrel liquid tank barge operations	5,472	10	5,357	11
Terminal operations	4,681	8	4,138	8
Fleeting operations	5,984	10	4,418	9
Inland river towboat operations and other activities	2,809	5	5,104	10
Inland river eliminations	(3,357)	(6)	(3,181)	(6)
	57,959	100	50,077	100

Dry Cargo Barge Pools Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	Three Months Ended March 31,
	2014		2013
	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	953	60	671	51
Non-Grain	639	40	640	49
	1,592	100	1,311	100

	Days		Days
Available barge days	49,876		52,098
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $7.9 million higher in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues were $7.7 million higher for the dry cargo barge pools primarily due to higher freight rates and increased activity levels. Operating revenues from liquid unit tow operations were $0.6 million higher primarily due to higher rates and increased utilization. Operating revenues for terminal operations and fleeting operations were $0.5 million higher and $1.6 million higher, respectively, primarily due to increased activity levels. Operating revenues from inland river towboat operations and other activities were $2.3 million lower primarily due to removing an inland river towboat from service for major renovations and a contract change for three inland river towboats to a bareboat charter arrangement.
Operating Expenses.  Operating expenses were $3.3 million higher in the Current Year Quarter compared with the Prior Year Quarter. Operating expenses for the dry cargo barge pools were $4.1 million higher primarily due to increased activity levels. Operating expenses from terminal and fleeting activities were $0.5 million higher primarily due to increased activity levels. Operating expenses from inland river towboat operations and other activities were $1.3 million lower primarily due to removing an inland river towboat from service for major renovations and a contract change for three inland river towboats to a bareboat charter arrangement.
Gains on Asset Dispositions.  Gains on asset dispositions in the Current Year Quarter and Prior Year Quarter primarily reflect the amortization of previously deferred gains.
Operating Income. Operating income as a percentage of operating revenues was 13% in the Current Year Quarter compared with 6% in the Prior Year Quarter. The improvement was primarily due to higher freight rates and increased activity levels in the dry cargo barge pools and liquid unit tow operations and increased activity levels from fleeting operations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Prior Year Quarter, the Company recognized $2.4 million of equity in losses of 50% or less owned companies, net of tax, including $1.5 million from SCFCo Holdings as a result of difficult operating conditions caused by low water conditions.

Fleet Count
The composition of Inland River Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2014
Dry-cargo barges	695	172	2	546	1,415
Liquid tank barges	65	—	8	1	74
Deck barges	20	—	—	—	20
Towboats:
4,000 hp - 6,250 hp	4	13	—	—	17
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	12	2	—	—	14
	797	187	10	547	1,541
2013
Dry-cargo barges	683	172	2	577	1,434
Liquid tank barges	74	—	—	6	80
Deck barges	20	—	—	—	20
Towboats:
4,000 hp - 6,250 hp	3	13	—	—	16
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	12	2	—	—	14
Dry-cargo vessel(1)	—	1	—	—	1
	793	188	2	583	1,566
 ______________________

(1)	Argentine-flag.

Shipping Services

	Three Months Ended March 31,
	2014		2013
	$’000%		$’000%
Operating Revenues:
United States	44,370	85	38,915	84
Foreign	8,031	15	7,561	16
	52,401	100	46,476	100
Costs and Expenses:
Operating:
Personnel	8,957	17	8,426	18
Repairs and maintenance	1,949	4	2,638	6
Drydocking	318	1	1,343	3
Insurance and loss reserves	1,097	2	765	2
Fuel, lubes and supplies	4,762	9	4,341	9
Leased-in equipment	5,272	10	4,678	10
Other	4,642	9	4,423	9
	26,997	52	26,614	57
Administrative and general	5,896	11	5,177	11
Depreciation and amortization	7,754	15	7,797	17
	40,647	78	39,588	85
Losses on Asset Dispositions and Impairments, Net	—	—	(3,069)	(7)
Operating Income	11,754	22	3,819	8
Other Income (Expense):
Foreign currency losses, net	(10)	—	(7)	—
Other, net	(3,933)	(7)	14	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	753	1	(1,505)	(3)
Segment Profit	8,564	16	2,321	5
Operating Revenues by Line of Service. The table below sets forth, for the periods indicated, the amount of operating revenues earned from charter arrangements.

	Three Months Ended March 31,
	2014		2013
	$’000%		$’000%
Operating Revenues:
Petroleum Transportation:
Time charter	13,403	26	10,164	22
Bareboat charter	8,554	16	8,554	19
Harbor towing and bunkering	20,921	40	19,128	41
Short-sea transportation	9,401	18	8,516	18
Technical management services	122	—	114	—
	52,401	100	46,476	100
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $5.9 million higher in the Current Year Quarter compared with the Prior Year Quarter, of which $3.2 million for petroleum transportation was primarily due to increased time charter rates for three U.S.-

flag product tankers, $1.8 million for harbor towing and bunkering was primarily due to increased harbor towing activity and $0.9 million for short-sea transportation was primarily due to higher cargo demand.
Operating Expenses. Operating expenses were $0.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Personnel costs were $0.5 million higher primarily due to union wage rate increases. Repair and maintenance costs were $0.7 million lower primarily due to major repair costs for one harbor tug in the Prior Year Quarter. Drydocking costs were $1.0 million lower as a result of less drydocking activity for harbor towing and bunkering and leased-in equipment expenses were $0.6 million higher primarily due to seven harbor tugs that were sold and leased back during the prior year.
Losses on Asset Dispositions and Impairments, Net. During the Prior Year Quarter, the Company recognized an impairment charge of $3.0 million related to two U.S.-flag harbor tugs while under construction, which were sold and leased back upon their completion.
Operating Income. Excluding the impact of losses on asset dispositions and impairments, operating income as a percentage of operating revenues was 22% in the Current Year Quarter compared with 15% in the Prior Year Quarter. The increase was primarily due to the improvements in operating revenues and lower repair and maintenance and drydocking costs noted above.
Other, net. During the Current Year Quarter, the Company expensed a $4.0 million non-refundable deposit upon the expiration of a new build construction option.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. Equity in earnings for the Current Year Quarter is primarily due to a gain on the dilution of the Company's investment in Dorian following the completion of a third private placement equity offering in the Current Year Quarter in which the Company did not participate. Equity in losses in the Prior Year Quarter reflects losses incurred by Trailer Bridge, partially offset by earnings from SeaJon.
Fleet Count
The composition of Shipping Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Total
2014
U.S.-flag:
Product tankers(1)	5	—	2	7
RORO/deck barges	—	7	—	7
Dry-bulk articulated tug-barge	—	1	—	1
Harbor tugs	15	—	9	24
Ocean liquid tank barges	5	—	—	5
Foreign-flag:
Harbor tugs	4	—	—	4
Very large gas carriers	—	3	—	3
Short-sea container/RORO	8	—	—	8
	37	11	11	59
2013
U.S.-flag:
Product tankers(1)	5	—	2	7
RORO/deck barges	—	7	—	7
Dry-bulk articulated tug-barge	—	1	—	1
Harbor tugs	19	—	3	22
Ocean liquid tank barges	5	—	—	5
Foreign-flag:
Harbor tugs	4	—	—	4
Short-sea container/RORO	7	—	—	7
	40	8	5	53
 ______________________

(1)	As of March 31, 2014 and 2013, four were operating under long-term bareboat charters and three were operating under time charters.

Illinois Corn Processing

	Three Months Ended March 31,
	2014		2013
	$’000%		$’000%
Operating Revenues:
United States	58,656	100	32,849	100
Costs and Expenses:
Operating	47,274	81	34,045	104
Administrative and general	511	1	661	2
Depreciation and amortization	990	1	1,489	4
	48,775	83	36,195	110
Operating Income (Loss)	9,881	17	(3,346)	(10)
Other Income (Expense):
Derivative gains, net(1)	718	1	39	—
Other, net	193	—	—	—
Segment Profit (Loss)	10,792	18	(3,307)	(10)
______________________

(1)
ICP routinely enters into exchange traded positions (primarily corn futures) to offset its net commodity market exposure on raw material and finished goods inventory balances. As of March 31, 2014 and 2013, the net market exposure to corn under its contracts and its raw material and inventory balances was not material.

Segment Profit (Loss). The improvement in the Current Year Quarter compared with the Prior Year Quarter was primarily due to improved margins and higher sales volumes of fuel ethanol, chemical grade alcohol and high quality industrial alcohol. In the Current Year Quarter, U.S. fuel ethanol margins were at or near the industry’s historical highs as a result of low U.S. fuel ethanol supplies, improved alcohol exports and stable corn prices.  In the Current Year Quarter, corn costs averaged $4.49 per bushel compared with $7.34 per bushel in the Prior Year Quarter. In the Current Year Quarter, the Company sold 12.6 million gallons of fuel ethanol and chemical grade alcohol and 5.7 million gallons of high quality industrial alcohol compared with 7.5 million gallons of fuel ethanol and chemical grade alcohol and 1.3 million gallons of high quality industrial alcohol in the Prior Year Quarter. In the Prior Year Quarter, the Company operated its plant at reduced capacity as industry-wide margins for fuel ethanol sales were negative due to a combination of high corn costs following the 2012 drought and low sales prices as a result of high U.S. fuel ethanol supplies.
Other Segment Profit (Loss)

	Three Months Ended March 31,
	2014	2013
	$’000	$’000
Operating Revenues:
Emergency and crisis services	62	—
Agricultural commodity trading and logistics	12,924	14,324
Other activities	6	—
	12,992	14,324
Segment Profit (Loss):
Emergency and crisis services	(2,190)	464
Agricultural commodity trading and logistics	(734)	(743)
Other activities(1)	(935)	2,706
	(3,859)	2,427
 ______________________

(1)	The components of segment profit do not include interest income, which is a significant component of the Company's lending and leasing activities.
Emergency and Crisis Services. Segment loss in the Current Year Quarter includes $1.8 million of legal costs associated with litigation related to the Deepwater Horizon oil spill for which the Company has indemnified Witt O'Briens.

Other Activities. Segment loss in the Current Year Quarter includes a $0.4 million impairment charge on an aircraft. Segment profit in the Prior Year Quarter was primarily due to a gain on the sale of real property and improved results from the Company's 50% or less owned industrial aviation services companies in Asia.
Corporate and Eliminations

	Three Months Ended March 31,
	2014	2013
	$’000	$’000
Corporate Expenses	(13,499)	(9,975)
Eliminations	—	—
Operating Loss	(13,499)	(9,975)
Other Income (Expense):
Derivative losses, net	(161)	(3,138)
Foreign currency gains (losses), net	22	(436)
Other, net	(52)	(65)
Corporate Expenses. Corporate expenses in the Current Year Quarter includes a $3.5 million impairment charge on an aircraft.
Derivative losses, net. Derivative losses, net in the Current Year Quarter were primarily due to losses from forward currency exchange, option and future contracts. Derivative losses, net in the Prior Year Quarter were primarily due to losses from equity indices and forward currency exchange, option and future contracts.
Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended March 31,
	2014	2013
	$’000	$’000
Interest income	4,043	3,167
Interest expense	(11,403)	(12,840)
Marketable security gains, net	5,070	3,995
	(2,290)	(5,678)
Interest Expense.  Interest expense was lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to higher capitalized interest and an overstatement in the first quarter of 2013 for the Company's 2.5% Convertible Senior Notes, partially offset by an increase of $3.2 million for the Company's 3.0% Convertible Senior Notes issued in November 2013.
Liquidity and Capital Resources
General
The Company's ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to repay debt. The Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for treasury or to make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds, Title XI reserve funds and cash flows from operations. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.
As of March 31, 2014, the Company's unfunded capital commitments were $442.5 million and included: $94.8 million for 15 offshore support vessels; $22.8 million for 47 inland river dry cargo barges; $0.9 million for two inland river tank barges; $4.7 million for five inland river towboats; $230.2 million for three U.S.-flag product tankers; $78.7 million for one U.S.-flag articulated tug-barge; and $10.4 million for other equipment and improvements. These commitments are payable as follows: $157.3 million is payable during the remainder of 2014; $275.9 million is payable during 2015-2016; and $9.3 million is payable during 2017.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the three months ended March 31, 2014, the Company did not repurchase any of its 7.375% Senior Notes due 2019. As of March 31, 2014, the aggregate outstanding par value of the Company's 7.375% Senior Notes due 2019 was $233.5 million.
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of March 31, 2014, the remaining authority under the repurchase plan was $100.0 million.
As of March 31, 2014, the Company had outstanding letters of credit totaling $26.2 million with various expiration dates through 2015 and outstanding debt of $880.1 million.
As of March 31, 2014, the Company held balances of cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds totaling $683.1 million. As of March 31, 2014, construction reserve funds of $254.7 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.
Summary of Cash Flows

	Three Months Ended March 31,
	2014	2013
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities - Continuing Operations	62,231	56,794
Operating Activities - Discontinued Operations	—	24,298
Investing Activities - Continuing Operations	(216,184)	11,891
Investing Activities - Discontinued Operations	—	(5,987)
Financing Activities - Continuing Operations	1,069	(5,811)
Financing Activities - Discontinued Operations	—	(14,017)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	239	(2,395)
Net Increase (Decrease) in Cash and Cash Equivalents	(152,645)	64,773
Operating Activities
Cash flows provided by operating activities decreased by $18.9 million in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows provided by (used in) operating activities during the Current Year Quarter and Prior Year Quarter were as follows:

	Three Months Ended March 31,
	2014	2013
	$’000	$’000
Operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net	52,964	30,506
Operating income from discontinued operations before depreciation, amortization and gains on asset dispositions and impairments, net	—	6,163
Changes in operating assets and liabilities before interest and income taxes	3,533	36,208
Purchases of marketable securities	(1,205)	—
Proceeds from sale of marketable securities	572	4,346
Dividends received from 50% or less owned companies	—	242
Interest paid, excluding capitalized interest	—	(2,567)
Income taxes refunded, net of amounts paid	732	1,102
Other	5,635	5,092
Total cash flows provided by operating activities	62,231	81,092

Operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net was $22.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company's business segments.
Changes in operating assets and liabilities before interest and income taxes in the Prior Year Quarter of $36.2 million was primarily due to reduced working capital needs of Inland River Services and the Spin-off of Era Group.
Investing Activities
During the Current Year Quarter, net cash used by investing activities of continuing operations was $216.2 million primarily as follows:

•
Capital expenditures were $219.1 million including $145.6 million of progress payments toward the construction of U.S.-flag product tankers. Equipment deliveries included two offshore support vessels and 28 inland river liquid dry cargo vessels.

•
The Company sold five offshore support vessels and other property and equipment for net proceeds of $10.8 million. The Company also received deposits of $6.8 million related to future offshore support vessel sales.

•	The Company made investments in its 50% or less owned companies of $17.1 million, including $11.5 million to SCFCo Holdings and $4.8 million to CLEANCOR Energy Solutions LLC.

•	The Company received $6.0 million from its 50% or less owned companies.

•	Construction reserve funds account transactions included withdrawals of $5.5 million and deposits of $8.1 million.
During the Prior Year Quarter, net cash provided by investing activities of continuing operations was $11.9 million primarily as follows:

•	Capital expenditures were $33.9 million. Equipment deliveries included two offshore support vessels and one liquid tank barge.

•	The Company sold two offshore support vessels and other property and equipment for net proceeds of $61.4 million.

•	The Company made investments in its 50% or less owned companies of $22.4 million, including $11.5 million in Sea-Cat Crewzer II and a $5.9 million investment in MexMar.

•	The Company received net payments of $3.9 million on third party leases and notes receivable.
During the Prior Year Quarter, net cash used in investing activities of discontinued operations of $6.0 million was primarily due to capital expenditures of Era Group prior to the Spin-off.
Financing Activities
During the Current Year Quarter, net cash provided by financing activities of continuing operations was $1.1 million. The Company:

•	made scheduled payments on long-term debt and capital lease obligations of $2.2 million;

•	made net repayments on inventory financing arrangements of $1.3 million; and

•	received $4.6 million from share award plans.
During the Prior Year Quarter, net cash used by financing activities of continuing operations was $5.8 million. The Company:

•	made scheduled payments on long-term debt and capital lease obligations of $2.7 million;

•	made net repayments on inventory financing arrangements of $5.5 million; and

•	received $4.6 million from share award plans.
During the Prior Year Quarter, net cash used in financing activities of discontinued operations of $14.0 million was primarily Era Group's cash balance distributed in the Spin-off.
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
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change in the Company's off-balance sheet arrangements during the Current Year Quarter.
Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change in the Company's contractual obligations and commercial commitments during the Current Year Quarter.
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
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., and M-I L.L.C. also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC have asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. Transcoean's limitation action, and thus the remainder of the aforementioned cross-claims, remains pending. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the plaintiffs by exposing them to dispersants during the course and scope of their employment. The case was removed to the U.S. District Court for the Northern District of Florida on January 13, 2013, Abney et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00024 (N.D. Fla.), and on January 16, 2013, the United States Judicial Panel on

Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order (“CTO”) transferring the case to the MDL, subject to any timely-filed notice of objection from the plaintiffs. Upon receipt of a notice of objection from the plaintiffs, a briefing schedule was set by the JPML, and so a stay of proceedings and suspension of deadlines was sought and obtained by the Court in the U.S. District Court for the Northern District of Florida. Following briefing before the JPML, the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response.  A CTO was issued by the JPML on May 2, 2013, no objection was filed by the plaintiffs, and the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on May 10, 2013.  By court order, both of these matters have been stayed until further notice. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company ("BP America") (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP. The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012. A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages Class Action Settlement ("E&P Settlement") on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement ("Medical Settlement") on January 11, 2013. Both class action settlements were appealed to the Fifth Circuit. The Fifth Circuit affirmed the MDL Court's decision concerning the E&P Settlement on January 10, 2014, and also affirmed the MDL Court's decision concerning the interpretation of the E&P Settlement with respect to business economic loss claims on March 3, 2014. The appeal of the Medical Settlement, on the other hand, was voluntarily dismissed and the Medical Settlement became effective on February 12, 2014. The deadline for bringing a claim to the Medical Benefits Claims Administrator is one year from the effective date of the Settlement. Although neither the Company, ORM, or NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, barring any further successful appeal, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the Company and ORM's potential exposure, if any, from some of the pending actions described above, and continues to evaluate the settlements' impacts on these cases.
On January 29, 2013, HEPACO, LLC ("HEPACO"), served a demand for arbitration upon ORM, in which HEPACO claims that ORM owes HEPACO an additional fee of $20,291,178.92 under the parties' Management Services Agreement (“MSA”), dated June 1, 2010.  According to HEPACO, the MSA requires ORM to pay HEPACO an additional fee of 30% of total charges paid under the MSA ("Surcharge") to compensate HEPACO for U.S. Longshoremen's and Harbor Workers' insurance or Jones Act insurance and related risks attendant to the work when a contract requires labor to be performed over, adjoining and/or in water. ORM denies liability for the Surcharge, intends to vigorously defend against the claim, and has sought indemnity for any resulting judgment and related attorneys' fees from BP America and BP Exploration. ORM has advised BP that, pursuant to the Bridge Agreement HOU-WL4-3066 between BP and ORM, effective as of June 1, 2010, under which ORM managed and oversaw, for BP, subcontractors, such as HEPACO, in connection with on-shore services related to the BP Deepwater Horizon oil spill, BP ultimately is responsible for the payment of the Surcharge should HEPACO be determined to be entitled to recover it under the MSA. BP as agreed, subject to certain limitations, to indemnify ORM. Arbitration is set to commence on June 2, 2014.
ORM is defending against two collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon oil spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”).  These cases - Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”) and Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”) - were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors.  The Prejean and Himmerite Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the overall MDL, in which the Himmerite Action was stayed pursuant to procedures of the MDL.  However, both the Prejean and Himmerite Actions were severed from the MDL on September 19, 2013, and referred to a Magistrate Judge for pretrial case management, including issuing a scheduling order, overseeing discovery, and any other preliminary matters.  On October 31, 2013, ORM filed an answer in the Himmerite Action.  In the Himmerite Action, pursuant to an earlier tolling order entered by the Court, the limitations periods for potential plaintiffs to opt-in to the action has been tolled pending further action by the Court.  In the Prejean Action, ORM has answered the complaint and a scheduling order has been issued. On November 6, 2013, the Court conditionally certified a collective class in the Prejean Action.  On December 9, 2013 the Court approved a jointly-submitted form notice and authorized the issuance of notice to all members of the conditionally certified class in the Prejean Action. On December 20, 2013, ORM served plaintiffs’ counsel with a list containing information for approximately 330 potential class members in the Prejean Action. The deadline for plaintiffs to file executed consent forms with the Court has expired. As of February 28, 2014 the Court-ordered deadline for potential class members to opt into the class, 142 individuals have opted in. Although the Court has conditionally certified the Prejean class, the Court has not made a final ruling on whether a class exists. The Company intends to vigorously defend its position that a class should not be certified, and intends on filing a motion to decertify the Prejean class. The Court has also not yet ruled on any of the merits of Plaintiffs’ claims. The Company is unable to estimate the potential exposure, if any, resulting from these DPH FLSA Actions, but believes they are without merit and will continue to vigorously defend against them.
In a related action, Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”), which was also filed in the United States District Court for the Eastern District of Louisiana and in which plaintiffs alleged claims similar to those alleged in the Prejean and Himmerite Actions, the parties reached a full and final settlement agreement on February 13, 2014 with respect to all of the Plaintiff’s individual claims for an undisclosed amount. On April 11, 2014, the Court approved the parties’ settlement and dismissed the Singleton Action with prejudice in its entirety. The Court also ordered that the tolling order which had been entered in the Singleton Action expired as of April 11, 2014.
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
In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company's potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company's estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There has been no significant change in the Company’s exposure to market risk during the Current Year Quarter.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2014. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.
The Company’s disclosure controls and procedures have been designed to ensure that the Company records, processes, accumulates and communicates information to management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures and submission within the time periods specified in the Security and Exchange Commission's rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the remediation of the material weakness discussed below.

Remediation of Material Weakness
With respect to the Company’s controls over the application and monitoring of the accounting for income taxes, the Company did not have controls designed and in place to provide effective oversight of the work performed by, and the accuracy of financial information provided by, third-party tax advisors for significant non-routine business transactions. This control deficiency, which was discovered in late February 2014, resulted in a misstatement of the provision of income taxes within the condensed consolidated financial statements in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, June 30 and September 30, 2013. As a result, the Company’s principal executive officer and principal financial officer concluded that the identified control deficiency was a material weakness in internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of December 31, 2013.
Management has taken steps to remediate the material weakness, including the implementation of enhanced policies and procedures governing oversight and evaluation of the accounting for income taxes over significant non-routine business transactions.  The Company’s principal executive officer and principal financial officer believe the implementation of the additional control procedures have fully remediated this material weakness.

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Contingencies" in this Quarterly Report on Form 10-Q.
ITEM 1A.     RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in the Company’s 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)
January 1 – 31, 2014	—	$—	—	$100,000,000
February 1 – 28, 2014	—	$—	—	$100,000,000
March 1 – 31, 2014	—	$—	—	$100,000,000
 ______________________

(1)
Since February 1997, SEACOR’s Board of Directors authorized the repurchase of Common Stock, certain debt or a combination thereof. From time to time thereafter, and most recently on February 26, 2013, SEACOR's Board of Directors increased the authority to repurchase Common Stock.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
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

SEACOR Holdings Inc. (Registrant)

DATE:	April 24, 2014	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board (Principal Executive Officer)

DATE:	April 24, 2014	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.