Form 10-Q
period 2014-06-30
SEACOR HOLDINGS INC /NEW/
filed 2014-07-31
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of July 29, 2014 was 19,822,438. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$453,415	$527,435
Restricted cash	14,346	12,175
Marketable securities	33,275	24,292
Receivables:
Trade, net of allowance for doubtful accounts of $2,260 and $1,162 in 2014 and 2013, respectively	198,768	215,768
Other	50,571	48,181
Inventories	20,207	27,615
Deferred income taxes	116	116
Prepaid expenses and other	12,837	6,701
Total current assets	783,535	862,283
Property and Equipment:
Historical cost	2,216,627	2,199,183
Accumulated depreciation	(888,442)	(866,330)
	1,328,185	1,332,853
Construction in progress	297,523	143,482
Net property and equipment	1,625,708	1,476,335
Investments, at Equity, and Advances to 50% or Less Owned Companies	484,164	440,853
Construction Reserve Funds & Title XI Reserve Funds	324,856	261,739
Goodwill	18,012	17,985
Intangible Assets, Net	10,754	12,423
Other Assets	48,964	44,615
	$3,295,993	$3,116,233
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$43,557	$45,323
Accounts payable and accrued expenses	87,235	85,477
Other current liabilities	119,501	123,619
Total current liabilities	250,293	254,419
Long-Term Debt	830,303	834,118
Deferred Income Taxes	456,403	457,827
Deferred Gains and Other Liabilities	175,229	144,441
Total liabilities	1,712,228	1,690,805
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 37,458,240 and 37,219,201 shares issued in 2014 and 2013, respectively	375	372
Additional paid-in capital	1,479,942	1,394,621
Retained earnings	1,127,846	1,095,270
Shares held in treasury of 17,314,425 and 16,837,113 in 2014 and 2013, respectively, at cost	(1,126,322)	(1,088,219)
Accumulated other comprehensive income (loss), net of tax	225	(1,192)
	1,482,066	1,400,852
Noncontrolling interests in subsidiaries	101,699	24,576
Total equity	1,583,765	1,425,428
	$3,295,993	$3,116,233

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Revenues	$328,224	$315,563	$638,241	$582,627
Costs and Expenses:
Operating	231,906	240,113	450,882	441,026
Administrative and general	34,686	34,718	72,763	70,363
Depreciation and amortization	33,220	33,783	66,612	67,331
	299,812	308,614	590,257	578,720
Gains on Asset Dispositions and Impairments, Net	4,295	12,305	8,973	14,320
Operating Income	32,707	19,254	56,957	18,227
Other Income (Expense):
Interest income	6,030	3,218	10,073	6,385
Interest expense	(10,458)	(7,922)	(21,861)	(20,762)
Marketable security gains, net	731	6,557	5,801	10,552
Derivative gains (losses), net	94	(825)	(143)	(2,932)
Foreign currency gains (losses), net	1,720	(916)	1,521	(4,927)
Other, net	10,213	195	6,558	198
	8,330	307	1,949	(11,486)
Income from Continuing Operations Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies	41,037	19,561	58,906	6,741
Income Tax Expense	13,000	7,975	19,375	5,322
Income from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	28,037	11,586	39,531	1,419
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(512)	7,710	1,709	6,841
Income from Continuing Operations	27,525	19,296	41,240	8,260
Loss from Discontinued Operations, Net of Tax	—	—	—	(10,325)
Net Income (Loss)	27,525	19,296	41,240	(2,065)
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	6,458	25	8,664	(348)
Net Income (Loss) attributable to SEACOR Holdings Inc.	$21,067	$19,271	$32,576	$(1,717)

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$21,067	$19,271	$32,576	$8,508
Discontinued operations	—	—	—	(10,225)
	$21,067	$19,271	$32,576	$(1,717)

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$1.05	$0.97	$1.62	$0.43
Discontinued operations	—	—	—	(0.52)
	$1.05	$0.97	$1.62	$(0.09)

Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.98	$0.91	$1.58	$0.42
Discontinued operations	—	—	—	(0.51)
	$0.98	$0.91	$1.58	$(0.09)

Weighted Average Common Shares Outstanding:
Basic	19,989,402	19,825,229	20,049,056	19,782,318
Diluted	24,584,494	24,392,312	24,665,869	20,114,904

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income (Loss)	$27,525	$19,296	$41,240	$(2,065)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	1,826	(340)	2,238	(4,538)
Reclassification of foreign currency translation gains to foreign currency gains (losses), net	(11)	—	(11)	—
Derivative gains (losses) on cash flow hedges	50	331	(23)	380
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	102	151	215	318
	1,967	142	2,419	(3,840)
Income tax (expense) benefit	(621)	(41)	(763)	1,186
	1,346	101	1,656	(2,654)
Comprehensive Income (Loss)	28,871	19,397	42,896	(4,719)
Comprehensive Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	6,650	48	8,903	(800)
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	$22,221	$19,349	$33,993	$(3,919)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2013	$372	$1,394,621	$1,095,270	$(1,088,219)	$(1,192)	$24,576	$1,425,428
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,201	—	—	1,201
Exercise of stock options	1	4,915	—	—	—	—	4,916
Director stock awards	—	103	—	—	—	—	103
Restricted stock	2	168	—	—	—	—	170
Purchase of treasury shares	—	—	—	(39,221)	—	—	(39,221)
Amortization of share awards	—	6,484	—	—	—	—	6,484
Cancellation of restricted stock	—	83	—	(83)	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	(1,242)	—	—	—	(1,868)	(3,110)
Issuance of noncontrolling interests, net of issue costs	—	74,810	—	—	—	70,880	145,690
Dividends paid to noncontrolling interests	—	—	—	—	—	(792)	(792)
Net income	—	—	32,576	—	—	8,664	41,240
Other comprehensive income	—	—	—	—	1,417	239	1,656
Six months ended June 30, 2014	$375	$1,479,942	$1,127,846	$(1,126,322)	$225	$101,699	$1,583,765

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Six Months Ended June 30,
	2014	2013
Net Cash Provided by Operating Activities of Continuing Operations	$107,866	$78,235
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(273,669)	(87,931)
Proceeds from disposition of property and equipment	78,039	125,432
Investments in and advances to 50% or less owned companies	(21,464)	(26,822)
Return of investments and advances from 50% or less owned companies	10,013	8,315
(Issuances of) payments received on third party leases and notes receivable, net	(6,377)	6,240
Net (increase) decrease in restricted cash	(2,171)	11,509
Net (increase) decrease in construction reserve funds and Title XI reserve funds	(63,117)	45,254
Business acquisitions, net of cash acquired	—	(10,540)
Net cash provided by (used in) investing activities of continuing operations	(278,746)	71,457
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt and capital lease obligations	(7,226)	(10,027)
Net (repayments) borrowings under inventory financing arrangements	(6,294)	2,365
Proceeds from issuance of long-term debt	6	6
Common stock acquired for treasury	(39,221)	—
Share award settlements for Era Group employees and directors	—	(357)
Proceeds and tax benefits from share award plans	6,288	8,779
Issuance of noncontrolling interests, net of issue costs	145,116	40
Purchase of subsidiary shares from noncontrolling interests	(2,090)	—
Dividends paid to noncontrolling interests	(792)	(3,276)
Net cash provided by (used in) financing activities of continuing operations	95,787	(2,470)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1,073	(2,565)
Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	(74,020)	144,657
Cash Flows from Discontinued Operations:
Operating Activities	—	24,298
Investing Activities	—	(8,502)
Financing Activities	—	(14,017)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	143
Net Increase in Cash and Cash Equivalents from Discontinued Operations	—	1,922
Net Increase (Decrease) in Cash and Cash Equivalents	(74,020)	146,579
Cash and Cash Equivalents, Beginning of Period	527,435	248,204
Cash and Cash Equivalents, End of Period	$453,415	$394,783

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial information for the three and six months ended June 30, 2014 and 2013 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of June 30, 2014, its results of operations for the three and six months ended June 30, 2014 and 2013, its comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, its changes in equity for the six months ended June 30, 2014, and its cash flows for the six months ended June 30, 2014 and 2013. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Discontinued Operations (see Note 15). The Company reports disposed businesses as discontinued operations when it has no continuing interest in the business. Discontinued operations includes the historical financial position, results of operations and cash flows of the operations previously reported as discontinued in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met. Deferred revenues, included in other current liabilities, for the six months ended June 30, were as follows (in thousands):

	2014	2013
Balance at beginning of period	$6,592	$6,592
Revenues deferred during the period	202	—
Balance at end of period	$6,794	$6,592
As of June 30, 2014 and 2013, the Company's deferred revenues related to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the "Conveyance") in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for chapter 11 bankruptcy, which was converted to chapter 7 in June 2014. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to August 17, 2012 and during the 90 days prior to the filing are subject to bankruptcy court approval. The Company will recognize revenues as approved by the bankruptcy court. All costs and expenses related to these charters were recognized as incurred.

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income (loss) were as follows:

	SEACOR Holdings Inc. Stockholders' Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Other	Other Comprehensive Income
December 31, 2013	$(927)	$(257)	$(8)	$(1,192)	$395	$(5)
Other comprehensive income	1,988	192	—	2,180	239	—	$2,419
Income tax expense	(696)	(67)	—	(763)	—	—	(763)
Six months ended June 30, 2014	$365	$(132)	$(8)	$225	$634	$(5)	$1,656
New Accounting Pronouncement. On May 28, 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. The core principal of the new standard is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard is effective for annual and interim periods beginning after December 15, 2016 and early adoption is prohibited. The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.
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
The Company’s financial assets and liabilities as of June 30, 2014 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$33,275	$—	$—
Derivative instruments (included in other receivables)	2,012	4,442	—
Construction reserve funds and Title XI reserve funds	324,856	—	—
LIABILITIES
Short sale of marketable securities (included in other current liabilities)	10,061	—	—
Derivative instruments (included in other current liabilities)	2,043	1,016	—
 ______________________

(1)
Marketable security gains, net include unrealized gains of $0.7 million and $6.5 million for the three months ended June 30, 2014 and 2013, respectively, related to marketable security positions held by the Company as of June 30, 2014. Marketable security gains, net include unrealized gains of $5.7 million and $10.5 million for the six months ended June 30, 2014 and 2013, respectively, related to marketable security positions held by the Company as of June 30, 2014.

The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2014 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$467,761	$467,761	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	9,331	see below
Notes receivable from third parties (included in other receivables and other assets)	20,228	see below
LIABILITIES
Long-term debt, including current portion(1)	873,860	—	1,055,228	—
______________________

(1)	The estimated fair value includes the conversion options on the Company's 2.5% and 3.0% Convertible Senior Notes.
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
The Company’s non-financial assets and liabilities that were measured at fair value during the six months ended June 30, 2014 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Long-lived assets held for sale(1)	$—	$11,700	$—
______________________

(1)
During the six months ended June 30, 2014, the Company recognized impairment charges of $3.9 million related to two aircraft following the adjustment of their carrying value to fair value based on the expected sales price of each.

3.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of June 30, 2014 were as follows (in thousands):

	Derivative Asset	Derivative Liability

Forward currency exchange, option and future contracts	$92	$60
Interest rate swap agreements	—	998
Commodity swap, option and future contracts:
Exchange traded	2,012	1,983
Non-exchange traded	4,350	18
	$6,454	$3,059
Cash Flow Hedges. As of June 30, 2014, the Company had no interest rate swap agreements designated as cash flow hedges. As of June 30, 2014, one of the Company’s Offshore Marine Services 50% or less owned companies had an interest rate swap agreement maturing in 2015 that has been designated as a cash flow hedge. This instrument calls for this company to pay a fixed interest rate of 1.48% on the amortized notional value of $16.1 million and receive a variable interest rate based on LIBOR on the amortized notional value. Subsequent to June 30, 2014, this interest rate swap was dedesignated. As of June 30, 2014, one of the Company’s Inland River Services 50% or less owned companies had two interest rate swap agreements with maturities in 2015 that have been designated as cash flow hedges. These instruments call for this company to pay fixed rates of interest ranging from 1.53% to 1.62% on the aggregate amortized notional value of $18.8 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. Additionally, as of June 30, 2014, one of the Company’s Shipping Services 50% or less owned companies had an interest rate swap agreement maturing in 2017 that has been designated as a cash flow hedge. The instrument calls for this company to pay a fixed interest rate of 2.79% on the amortized notional value of $36.2 million and received a variable interest rate based on LIBOR on the amortized notional value. By entering into these interest rate swap agreements, the Company's 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.
Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the six months ended June 30 as follows (in thousands):

	2014	2013
Options on equities and equity indices	$22	$(3,012)
Forward currency exchange, option and future contracts	187	(592)
Interest rate swap agreements	(135)	237
Commodity swap, option and future contracts:
Exchange traded	950	(821)
Non-exchange traded	(1,167)	1,256
	$(143)	$(2,932)
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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of June 30, 2014, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $4.7 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.
The Company has entered into various interest rate swap agreements with maturities ranging from 2014 through 2018 that call for the Company to pay fixed interest rates ranging from 3.00% to 3.05% on an aggregate amortized notional value of $34.5 million and receive a variable interest rate based on LIBOR or Euribor on these aggregate amortized notional values. As of June 30, 2014, one of the Company’s Offshore Marine Services 50% or less owned companies has an interest rate swap agreement maturing in 2018 that calls for this company to pay a fixed interest rate of 1.30% on the amortized notional value of $98.3 million and receive a variable interest rate based on LIBOR on the amortized notional value. Additionally, another one of the Company's Offshore Marine Services 50% or less owned companies has two interest rate swap agreements maturing in 2020 that call for this company to pay fixed interest rates ranging from 1.89% to 2.27% on the aggregate amortized notional value of $24.9 million and receive a variable interest rate based on LIBOR on the amortized notional value. As of June 30, 2014, one of the Company's Shipping Services 50% or less owned companies has six interest rate swap agreements with maturities ranging from 2018 to 2020 that call for this company to pay fixed rates of interest ranging from 2.96% to 5.40% on the aggregate amortized notional value of $126.0 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company or its 50% or less owned companies.
The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. ICP enters into exchange traded positions (primarily corn) to protect its raw material and finished goods inventory balance from market changes. In the Company’s agricultural commodity trading and logistics business, fixed price future purchase and sale contracts for sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sale contracts as well as its inventory balances from market changes. As of June 30, 2014, the net market exposure to corn and sugar under these contracts was not material. The Company also enters into exchange traded positions (primarily natural gas, heating oil, crude oil, gasoline, corn and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s Offshore Marine Services, Inland River Services and Shipping Services businesses. As of June 30, 2014, none of these types of positions were outstanding.

4.	BUSINESS ACQUISITIONS
C-Lift Acquisition. On June 6, 2013, the Company acquired a controlling interest in C-Lift through the acquisition of its partner's 50% equity interest for $13.3 million in cash. C-Lift owned and operated two liftboats in the U.S. Gulf of Mexico. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis was finalized in March 2014.
Witt O'Brien's. Subsequent to June 30, 2014, the Company acquired a controlling interest in Witt O'Brien's, a global leader in preparedness, crisis management, and disaster response and recovery, through the acquisition of its partner's 45.8% equity interest for $35.4 million (see Note 6).

5.	EQUIPMENT ACQUISITIONS, DISPOSITIONS AND DEPRECIATION AND IMPAIRMENT POLICIES
During the six months ended June 30, 2014, capital expenditures were $273.7 million, including $148.3 million of progress payments toward the construction of three U.S.-flag product tankers. Equipment deliveries during the period included two crew boats, one supply boat, one wind farm utility vessel, 65 inland river dry-cargo barges and one inland river towboat.
During the six months ended June 30, 2014, the Company sold five crew boats, three supply boats, one wind farm utility vessel, one U.S.-flag product tanker, which was leased back, one foreign-flag short-sea container/RORO vessel and other property and equipment for net proceeds of $100.9 million ($75.3 million in cash and $25.6 million in seller financing) and gains of $50.6 million, of which $10.2 million were recognized currently and $40.4 million were deferred. In addition, the Company recognized previously deferred gains of $2.7 million. The Company also received deposits of $2.7 million related to future offshore support vessel sales.
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

	2014	2013
Balance at beginning of period	$124,763	$111,514
Adjustments to deferred gains arising from asset sales	40,445	2,289
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(7,155)	(5,192)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(2,656)	(1,431)
Balance at end of period	$155,397	$107,180
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

As of June 30, 2014, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore support vessels (excluding wind farm utility)	20
Wind farm utility vessels	10
Inland river dry-cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag product tankers	25
Short-sea Container/RORO(1) vessels	20
Harbor tugs	25
Ocean liquid tank barges	25
Terminal and manufacturing facilities	20
______________________

(1)	Roll on/Roll off ("RORO").
The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the six months ended June 30, 2014, the Company recognized impairment charges of $3.9 million related to two aircraft.

6.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Mexmar. Mexmar operates offshore support vessels in Mexico. During the six months ended June 30, 2014, Mexmar purchased two offshore support vessels from the Company for $32.0 million ($6.4 million in cash and $25.6 million in seller financing). During the six months ended June 30, 2014, Mexmar repaid $2.6 million of the seller financing.
OSV Partners. OSV Partners was formed to own and operate six offshore support vessels. During the six months ended June 30, 2014, the Company contributed additional capital of $1.6 million to fund certain capital acquisitions. During the six months ended June 30, 2014, OSV Partners purchased one offshore support vessel from the Company for $13.5 million in cash.
SCFCo Holdings. SCFCo Holdings was established to operate towboats and dry-cargo barges on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. During the six months ended June 30, 2014, the Company and its partner each contributed additional capital of $12.2 million. As of June 30, 2014, the Company had outstanding loans to SCFCo Holdings of $3.7 million.
SeaJon. SeaJon owns an articulated tug-barge operating in the Great Lakes trade. During the six months ended June 30, 2014, the Company and its partner each contributed additional capital of $1.3 million to fund certain capital acquisitions.
Avion. Avion is a distributor of aircraft and aircraft related parts. During the six months ended June 30, 2014, Avion repaid $4.0 million of outstanding notes to the Company.
Witt-O'Brien's. Witt-O'Brien's is a global leader in preparedness, crisis management, and disaster response and recovery. During the six months ended June 30, 2014, the Company received distributions of $0.8 million from Witt-O'Brien's. Subsequent to June 30, 2014, the Company acquired a controlling interest in Witt-O'Brien's through the acquisition of its partner's 45.8% equity interest for $35.4 million (see Note 4).
Cleancor. On August 20, 2013, CLEANCOR Energy Solutions LLC ("Cleancor") was established to be a full service solution provider delivering clean fuel to end users. During the six months ended June 30, 2014, the Company contributed capital of $4.8 million to Cleancor to fund its start-up operations and provide capital for future investments.
Other. During the six months ended June 30, 2014, the Company received a capital distribution of $2.1 million from one of Inland River Services' 50% or less owned companies, loaned $0.7 million to one of Offshore Marine Services' 50% or less owned companies and contributed capital of $0.2 million and loaned $0.3 million to certain of its industrial aviation businesses in Asia.
Guarantees. The Company has guaranteed the payment of amounts owed by one of its 50% or less owned companies under a vessel charter and has guaranteed amounts owed under banking facilities by certain of its 50% or less owned companies. As of June 30, 2014, the total amount guaranteed by the Company under these arrangements was $15.3 million. In addition, as of June 30, 2014, the Company had uncalled capital commitments to two of its 50% or less owned companies for a total of $2.4 million. Subsequent to June 30, 2014, the Company's guarantees increased by $19.0 million after certain of the Company's 50% or less owned companies obtained bank financing.

7.	COMMITMENTS AND CONTINGENCIES
As of June 30, 2014, the Company's unfunded capital commitments were $412.8 million and included: $86.5 million for 13 offshore support vessels; $1.1 million for two inland river tank barges; $4.6 million for four inland river towboats; $230.2 million for three U.S.-flag product tankers; $78.4 million for one U.S.-flag articulated tug-barge; and $12.0 million for other equipment and improvements. These commitments are payable as follows: $99.7 million is payable during the remainder of 2014; $303.8 million is payable during 2015-2016; and $9.3 million is payable during 2017.
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
Subsequent to the filing of the referenced master complaint, ten additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. By court order, all of these additional individuals' cases have been stayed until further notice. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 13, 2011, the Company was named as a defendant in Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), an action in which plaintiff, a former employee, alleges sustaining personal injuries in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case is subject to the MDL Court’s stay of individual proceedings, the employee moved to sever his case from the MDL on July 16, 2012, which the Court denied on March 5, 2013. The employee filed a motion asking the Court to reconsider, which was denied on May 3, 2013, and the employee filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) on May 22, 2013. On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction, which was granted on August 16, 2013. The same company employee has also brought a claim in the M/

V Seacor Vanguard vessel’s limitation action in the MDL which relates to any actions that may have been taken by vessels owned by the Company to extinguish the fire. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.)., which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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
On January 29, 2013, HEPACO, LLC ("HEPACO"), served a demand for arbitration upon ORM, in which HEPACO claimed that ORM owed HEPACO an additional fee of $20,291,178.92 under the parties' Management Services Agreement (“MSA”), dated June 1, 2010.  HEPACO claimed that the MSA required ORM to pay HEPACO an additional fee of 30% of total charges paid under the MSA ("Surcharge") to compensate HEPACO for U.S. Longshoremen's and Harbor Workers' insurance or Jones Act insurance and related risks attendant to the work when a contract requires labor to be performed over, adjoining and/or in water. On June 23, 2014, ORM and HEPACO entered into an agreement to settle HEPACO's claims in the arbitration without a material impact to the Company's results of operations or cash flows and, on July 2, 2014, the HEPACO arbitration was dismissed with prejudice.
ORM is defending against two collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon oil spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”).  These cases, Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”) and Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”), were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors.  The Prejean and Himmerite Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the overall MDL, in which the Himmerite Action was stayed pursuant to procedures of the MDL.  However, both the Prejean and Himmerite Actions were severed from the MDL on September 19, 2013, and referred to a Magistrate Judge for pretrial case management, including issuing a scheduling order, overseeing discovery, and any other preliminary matters.  On October 31, 2013, ORM filed an answer in the Himmerite Action.  In the Himmerite Action, pursuant to an earlier tolling order entered by the Court, the limitations periods for potential plaintiffs to opt-in to the action has been tolled pending further action by the Court.  In the Prejean Action, ORM has answered the complaint and a scheduling order has been issued. On November 6, 2013, the Court conditionally certified a collective class in the Prejean Action.  On December 9, 2013 the Court approved a jointly-submitted form notice and authorized the issuance of notice to all members of the conditionally certified class in the Prejean Action. On December 20, 2013, ORM served plaintiffs’ counsel with a list containing information for approximately 330 potential class members in the Prejean Action. The deadline for plaintiffs to file executed consent forms with the Court has expired. As of February 28, 2014 the Court-ordered deadline for potential class members to opt into the class, 142 individuals have opted in. Although the Court has conditionally certified the Prejean class, the Court has not made a final ruling on whether a class exists. The Company intends to vigorously defend its position that a class should not be certified, and intends on filing a motion to decertify the Prejean class. The Court has also not yet ruled on any of the merits of Plaintiffs’ claims. The Company does not expect the potential exposure, if any, resulting from these DPH FLSA Actions will have a material impact on the Company's results of operations or cash flows, but believes the actions are without merit and will continue to vigorously defend against them.
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
In connection with the SES Business Transaction and the ORM Transaction, the Company remains contingently liable for certain obligations, including potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response. In the case of the SES Business Transaction, such potential liabilities may not exceed the consideration received by the Company for the SES Business Transaction and in the case of the ORM Transaction are subject to a negotiated cap. The Company currently is indemnified under contractual agreements with BP.
During the six months ended June 30, 2014, the Company received net litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction.  Upon settlement of the litigation, the Company recognized a gain of $14.7 million, which is included in other income (expense) in the accompanying condensed consolidated statements of income (loss).
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
During the six months ended June 30, 2014, the Company received notification from the American Maritime Officers Pension Plan (the "AMOPP”) that the Company's withdrawal liability as of September 30, 2013 was $46.5 million based on an actuarial valuation performed as of that date. That liability may change in future years based on various factors, primarily employee census. As of June 30, 2014, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.

9.	LONG-TERM DEBT
As of June 30, 2014, the Company had outstanding letters of credit totaling $18.2 million with various expiration dates through 2018.
During the six months ended June 30, 2014, the Company made scheduled payments on long-term debt of $7.2 million and made net repayments of $6.3 million under inventory financing arrangements.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the six months ended June 30, 2014, the Company did not repurchase any of its 7.375% Senior Notes due 2019.

10.	STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the six months ended June 30, 2014, the Company acquired 493,032 shares of Common Stock for treasury for an aggregate purchase price of $39.2 million. As of June 30, 2014, the remaining authority under the repurchase plan was $60.8 million.
On June 20, 2014, the Company executed a purchase agreement whereby the Company appointed Goldman, Sachs & Co. as broker to purchase Common Stock in compliance with the requirements of Rule 10b5-1(c)(l)(i) for the period June 19, 2014 through August 4, 2014. Subsequent to June 30, 2014 and through July 29, 2014, the Company purchased 321,377 shares of Common Stock for treasury for an aggregate purchase price of $25.4 million. Effective July 31, 2014, SEACOR’s Board of Directors increased the Company's authority to repurchase Common Stock to $150.0 million.

11.	NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company's consolidated subsidiaries were as follows (amounts in thousands except noncontrolling interests' percentages):

	Noncontrolling Interests			June 30, 2014	December 31, 2013
Offshore Marine Services:
Windcat Workboats Ltd.	25%			$7,761	$7,541
Other	1.8%	–	33.3%	1,233	1,600
Inland River Services:
Other	3.0%	–	51.8%	1,204	2,612
Shipping Services:
Sea-Vista	49%			72,886	—
Illinois Corn Processing	30%			16,864	10,894
Other	5.0%	–	18.9%	1,751	1,929
				$101,699	$24,576
Windcat Workboats. Windcat Workboats Holdings Ltd. (“Windcat Workboats”) owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. As of June 30, 2014, the net assets of Windcat Workboats were $31.0 million. During the six months ended June 30, 2014, the net loss of Windcat Workboats was $0.1 million and the amount attributable to the noncontrolling interest was not material. During the six months ended June 30, 2013, the net loss of Windcat Workboats was $2.7 million, of which $0.7 million was attributable to noncontrolling interests.
SEA-Vista. On May 2, 2014, the Company issued a 49% noncontrolling interest to a financial investor in certain of its subsidiaries (collectively "SEA-Vista") that own and operate the Company's fleet of U.S.-flag product tankers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products for $145.7 million, net of $3.2 million in issue costs. SEA-Vista also holds the Company's contracts for the construction of three 50,000 DWT (deadweight tonnage) product tankers with expected deliveries in May 2016, October 2016 and March 2017, as well as its Title XI bonds payable and reserve funds and certain other working capital. The Company has evaluated the noncontrolling interest's protective rights in SEA-Vista, its ownership interest, and the underlying terms and conditions that govern SEA-Vista's operations and determined that the Company controls SEA-Vista. As a result, the Company has consolidated the financial position, operating results and cash flows of SEA-Vista. As of June 30, 2014, the net assets of SEA-Vista were $148.7 million. From May 2, 2014 through June 30, 2014, the net income of SEA-Vista was $4.1 million, of which $2.0 million was attributable to noncontrolling interests.
Illinois Corn Processing. Illinois Corn Processing LLC (“ICP”) owns and operates an alcohol manufacturing, storage and distribution facility located in Pekin, IL. As of June 30, 2014, the net assets of ICP were $62.5 million. During the six months ended June 30, 2014, the net income of ICP was $23.8 million, of which $6.0 million was attributable to noncontrolling interests. During the six months ended June 30, 2013, the net loss of ICP was $3.5 million, of which $1.3 million was attributable to noncontrolling interests.
For the twelve months ending March 31, 2014, the noncontrolling member of ICP had invoked a plant shutdown election that is available to each LLC member under certain circumstances; however, under its member rights, the Company elected to keep the plant in operation. As a result, the earnings and losses of ICP were disproportionately allocated to its members during the plant shutdown election period. Effective April 1, 2014, the noncontrolling member of ICP withdrew its plant shutdown election.
Inland River Services. During the six months ended June 30, 2014, the Company acquired the noncontrolling interest in one of its Inland River Services partnerships for $3.1 million ($2.1 million in cash and $1.0 million through the distribution of an inland river towboat to the noncontrolling interest holder).

12.	EARNINGS PER COMMON SHARE OF SEACOR
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

Computations of basic and diluted earnings per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	Net Income Attributable to SEACOR	Average O/S Shares	Per Share	Net Income (Loss) Attributable to SEACOR	Average O/S Shares	Per Share
2014
Basic Weighted Average Common Shares Outstanding	$21,067	19,989,402	$1.05	$32,576	20,049,056	$1.62
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	394,567		—	416,288
Convertible Notes(2)	3,148	4,200,525		6,287	4,200,525
Diluted Weighted Average Common Shares Outstanding	$24,215	24,584,494	$0.98	$38,863	24,665,869	$1.58
2013
Basic Weighted Average Common Shares Outstanding	$19,271	19,825,229	$0.97	$(1,717)	19,782,318	$(0.09)
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	366,558		—	332,586
Convertible Notes(3)	3,044	4,200,525		—	—
Diluted Weighted Average Common Shares Outstanding	$22,315	24,392,312	$0.91	$(1,717)	20,114,904	$(0.09)
______________________

(1)
For the three months ended June 30, 2014 and 2013, diluted earnings per common share of SEACOR excluded 365,398 and 355,490 of certain share awards, respectively, as the effect of their inclusion in the computation would be anti-dilutive. For the six months ended June 30, 2014 and 2013, diluted earnings per common share of SEACOR excluded 288,510 and 503,726 of certain share awards, respectively, as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the three and six months ended June 30, 2014, diluted earnings per common share of SEACOR excluded 1,825,326 common shares issuable pursuant to the Company's 3.0% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

(3)
For the six months ended June 30, 2013, diluted earnings per common share of SEACOR excluded 4,200,525 common shares issuable pursuant to the Company's 2.5% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

13.	SHARE BASED COMPENSATION
Transactions in connection with the Company’s share based compensation plans during the six months ended June 30, 2014 were as follows:

Director stock awards granted	1,250
Employee Stock Purchase Plan (“ESPP”) shares issued	16,720
Restricted stock awards granted	147,645
Restricted stock awards canceled	1,000
Shares released from Deferred Compensation Plan	—
Stock Option Activities:
Outstanding as of December 31, 2013	1,481,280
Granted	106,925
Exercised	(90,144)
Outstanding as of June 30, 2014	1,498,061
Shares available for future grants and ESPP purchases as of June 30, 2014	1,236,955

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
The following tables summarize the operating results, capital expenditures and assets of the Company's reportable segments.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2014
Operating Revenues:
External customers	138,214	55,200	53,575	72,798	8,437	—	328,224
Intersegment	33	807	—	—	—	(840)	—
	138,247	56,007	53,575	72,798	8,437	(840)	328,224
Costs and Expenses:
Operating	93,755	45,047	28,018	56,429	9,464	(807)	231,906
Administrative and general	13,426	3,835	5,421	594	3,449	7,961	34,686
Depreciation and amortization	16,448	7,564	7,115	1,010	82	1,001	33,220
	123,629	56,446	40,554	58,033	12,995	8,155	299,812
Gains (Losses) on Asset Dispositions	3,526	810	(41)	—	—	—	4,295
Operating Income (Loss)	18,144	371	12,980	14,765	(4,558)	(8,995)	32,707
Other Income (Expense):
Derivative gains (losses), net	(70)	—	—	(1,519)	1,500	183	94
Foreign currency (gains) losses, net	1,322	474	1	—	53	(130)	1,720
Other, net	14,739	—	158	300	(5,013)	29	10,213
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,244	(3,335)	1,564	—	(985)	—	(512)
Segment Profit (Loss)	36,379	(2,490)	14,703	13,546	(9,003)
Other Income (Expense) not included in Segment Profit (Loss)							(3,697)
Less Equity Losses included in Segment Profit (Loss)							512
Income Before Taxes and Equity Earnings							41,037

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2014
Operating Revenues:
External customers	267,171	112,211	105,976	131,454	21,429	—	638,241
Intersegment	77	1,755	—	—	—	(1,832)	—
	267,248	113,966	105,976	131,454	21,429	(1,832)	638,241
Costs and Expenses:
Operating	187,798	84,721	55,015	103,703	21,400	(1,755)	450,882
Administrative and general	28,586	8,172	11,317	1,105	6,560	17,023	72,763
Depreciation and amortization	32,752	14,934	14,869	2,000	167	1,890	66,612
	249,136	107,827	81,201	106,808	28,127	17,158	590,257
Gains (Losses) on Asset Dispositions and Impairments, Net	11,264	1,663	(41)	—	(409)	(3,504)	8,973
Operating Income (Loss)	29,376	7,802	24,734	24,646	(7,107)	(22,494)	56,957
Other Income (Expense):
Derivative gains (losses), net	(131)	—	—	(801)	767	22	(143)
Foreign currency gains (losses), net	1,429	147	(9)	—	62	(108)	1,521
Other, net	14,739	(38)	(3,775)	493	(4,838)	(23)	6,558
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	4,885	(3,747)	2,317	—	(1,746)	—	1,709
Segment Profit (Loss)	50,298	4,164	23,267	24,338	(12,862)
Other Income (Expense) not included in Segment Profit (Loss)							(5,987)
Less Equity Earnings included in Segment Profit (Loss)							(1,709)
Income Before Taxes and Equity Earnings							58,906

Capital Expenditures	46,621	44,086	165,160	2,098	123	15,581	273,669

As of June 30, 2014
Property and Equipment:
Historical cost	1,154,174	519,586	451,123	44,808	3,760	43,176	2,216,627
Accumulated depreciation	(499,092)	(161,091)	(200,908)	(13,369)	(769)	(13,213)	(888,442)
	655,082	358,495	250,215	31,439	2,991	29,963	1,328,185
Construction in progress	91,824	32,175	171,204	2,156	224	(60)	297,523
	746,906	390,670	421,419	33,595	3,215	29,903	1,625,708
Investments, at Equity, and Advances to 50% or Less Owned Companies	129,775	61,653	205,110	—	87,626	—	484,164
Inventories	5,571	2,309	1,438	9,926	963	—	20,207
Goodwill	13,367	2,793	1,852	—	—	—	18,012
Intangible Assets	2,784	7,085	575	—	310	—	10,754
Other current and long-term assets, excluding cash and near cash assets(3)	154,188	55,819	19,816	13,559	49,232	18,642	311,256
Segment Assets	1,052,591	520,329	650,210	57,080	141,346
Cash and near cash assets(3)							825,892
Total Assets							3,295,993
______________________

(1)	Operating revenues includes $126.1 million of tangible product sales and operating expenses includes $98.2 million of costs of goods sold.

(2)	Inventories includes raw materials of $2.2 million and work in process of $1.3 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2013
Operating Revenues:
External customers	138,650	46,780	48,103	61,378	20,652	—	315,563
Intersegment	28	577	—	—	—	(605)	—
	138,678	47,357	48,103	61,378	20,652	(605)	315,563
Costs and Expenses:
Operating	97,581	35,193	29,554	59,402	18,960	(577)	240,113
Administrative and general	14,235	3,921	6,124	477	1,323	8,638	34,718
Depreciation and amortization	16,460	7,078	7,907	1,489	96	753	33,783
	128,276	46,192	43,585	61,368	20,379	8,814	308,614
Gains on Asset Dispositions	7,895	4,296	114	—	—	—	12,305
Operating Income (Loss)	18,297	5,461	4,632	10	273	(9,419)	19,254
Other Income (Expense):
Derivative gains (losses), net	175	—	—	473	(450)	(1,023)	(825)
Foreign currency gains (losses), net	(833)	219	(8)	—	(169)	(125)	(916)
Other, net	11	—	188	—	—	(4)	195
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	7,694	1	(403)	—	418	—	7,710
Segment Profit	25,344	5,681	4,409	483	72
Other Income (Expense) not included in Segment Profit							1,853
Less Equity Earnings included in Segment Profit							(7,710)
Income Before Taxes and Equity Earnings							19,561

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2013
Operating Revenues:
External customers	262,642	96,203	94,579	94,227	34,976	—	582,627
Intersegment	52	1,231	—	—	—	(1,283)	—
	262,694	97,434	94,579	94,227	34,976	(1,283)	582,627
Costs and Expenses:
Operating	187,612	71,582	56,168	93,447	33,448	(1,231)	441,026
Administrative and general	29,062	7,945	11,301	1,138	2,979	17,938	70,363
Depreciation and amortization	32,747	14,162	15,704	2,978	195	1,545	67,331
	249,421	93,689	83,173	97,563	36,622	18,252	578,720
Gains (Losses) on Asset Dispositions and Impairments, Net	10,234	4,993	(2,955)	—	1,907	141	14,320
Operating Income (Loss)	23,507	8,738	8,451	(3,336)	261	(19,394)	18,227
Other Income (Expense):
Derivative gains (losses), net	325	—	—	512	392	(4,161)	(2,932)
Foreign currency gains (losses), net	(4,097)	82	(15)	—	(336)	(561)	(4,927)
Other, net	11	—	202	—	54	(69)	198
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	9,007	(2,386)	(1,908)	—	2,128	—	6,841
Segment Profit (Loss)	28,753	6,434	6,730	(2,824)	2,499
Other Income (Expense) not included in Segment Profit (Loss)							(3,825)
Less Equity Earnings included in Segment Profit (Loss)							(6,841)
Loss Before Taxes, Equity Earnings and Discontinued Operations							6,741

Capital Expenditures	49,764	9,238	27,048	217	357	1,307	87,931

As of June 30, 2013
Property and Equipment:
Historical cost	1,151,751	466,553	517,409	44,006	3,989	29,221	2,212,929
Accumulated depreciation	(439,211)	(134,235)	(214,372)	(8,614)	(531)	(9,709)	(806,672)
	712,540	332,318	303,037	35,392	3,458	19,512	1,406,257
Construction in progress	90,847	17,700	22,037	—	2,087	1,314	133,985
	803,387	350,018	325,074	35,392	5,545	20,826	1,540,242
Investments, at Equity, and Advances to 50% or Less Owned Companies	84,418	55,875	66,786	—	86,714	—	293,793
Inventories	5,885	2,260	1,427	12,164	1,219	—	22,955
Goodwill	13,367	2,759	1,852	—	—	—	17,978
Intangible Assets	4,584	8,416	1,134	50	410	—	14,594
Other current and long-term assets, excluding cash and near cash assets(3)	146,551	37,260	16,021	10,925	56,591	22,225	289,573
Segment Assets	1,058,192	456,588	412,294	58,531	150,479
Cash and near cash assets(3)							589,198
Discontinued operations							—
Total Assets							2,768,333
 ______________________

(1)	Operating revenues includes $90.2 million of tangible product sales and operating expenses includes $89.4 million of costs of goods sold.

(2)	Inventories includes raw materials of $2.8 million and work in process of $2.2 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

15.	DISCONTINUED OPERATIONS
Summarized selected operating results of the Company's discontinued operations for the six months ended June 30, 2013 were as follows (in thousands):

SES Business
Other Expense (final working capital adjustments)	$(1,537)
Income Tax Benefit	538
Net Loss	$(999)

SEI
Other Expense (final working capital adjustments)	$(143)
Income Tax Benefit	50
Net Loss	$(93)

Era Group
Operating Revenues	$22,892
Costs and Expenses:
Operating	14,076
Administrative and general	2,653
Depreciation and amortization	3,875
20,604
Gains on Asset Dispositions and Impairments, Net	548
Operating Income	2,836
Other Expense, Net	(1,316)
Income Tax Expense	(10,818)
Equity in Earnings of 50% or Less Owned Companies	65
Net Loss	$(9,233)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this Form 10-Q as well as in other reports, materials and oral statements that the Company releases from time to time constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements because actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including decreased demand and loss of revenues as a result of additional safety and certification requirements for drilling activities in the U.S. Gulf of Mexico and delayed approval of applications for such activities, the possibility of U.S. government implemented moratoriums directing operators to cease certain drilling activities in the U.S. Gulf of Mexico and any extension of such moratoriums (the “Moratoriums”),weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels in response to Moratoriums, increased government legislation and regulation of the Company’s businesses could increase cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with the provision of emergency response services, including the Company’s involvement in response to the oil spill as a result of the sinking of the Deepwater Horizon in April 2010, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services and Shipping Services, decreased demand for Shipping Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations and economic sanctions, the dependence of Offshore Marine Services and Shipping Services on several customers, consolidation of the Company's customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Shipping Acts on the amount of foreign ownership of the Company's Common Stock, operational risks of Offshore Marine Services, Inland River Services and Shipping Services, effects of adverse weather conditions and seasonality, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors in Inland River Services' operations, sudden and unexpected changes in commodity prices, futures and options, global weather conditions, political instability, changes in currency exchanges rates, and product availability in agriculture commodity trading and logistics activities, adequacy of insurance coverage, the potential for a material weakness in the Company's internal controls over financial reporting and the Company's ability to remediate such potential material weaknesses, the attraction and retention of qualified personnel by the Company, and various other matters and factors, many of which are beyond the Company's control as well as those discussed in Item 1A (Risk Factors) of the Company's Annual report on Form 10-K. In addition, these statements constitute the Company's cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which are incorporated by reference.

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

Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and six months ("Current Six Months") ended June 30, 2014, compared with the three months (“Prior Year Quarter”)and six months ("Prior Six Months") ended June 30, 2013. See "Item 1. Financial Statements—Note 14. Segment Information" included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the same meaning as such defined terms used in the Company's Annual report on Form 10-K for the year ended December 31, 2013.
Offshore Marine Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	68,622	50	66,349	48	125,671	47	130,447	50
Africa, primarily West Africa	16,898	12	14,819	11	34,152	13	31,377	12
Middle East	11,650	9	12,493	9	24,102	9	24,300	9
Brazil, Mexico, Central and South America	8,498	6	15,343	11	20,663	8	20,503	8
Europe, primarily North Sea	28,140	20	24,655	18	54,726	20	48,196	18
Asia	4,439	3	5,019	3	7,934	3	7,871	3
	138,247	100	138,678	100	267,248	100	262,694	100
Costs and Expenses:
Operating:
Personnel	47,276	34	45,561	33	94,410	35	90,741	35
Repairs and maintenance	13,117	10	13,695	10	27,218	10	26,148	10
Drydocking	10,887	8	14,804	11	21,967	8	26,028	10
Insurance and loss reserves	3,418	2	4,243	3	6,589	3	7,790	3
Fuel, lubes and supplies	7,005	5	7,114	5	14,395	6	14,407	5
Leased-in equipment	6,947	5	7,249	5	13,899	5	13,511	5
Brokered vessel activity	19	—	—	—	24	—	—	—
Other	5,086	4	4,915	3	9,296	3	8,987	3
	93,755	68	97,581	70	187,798	70	187,612	71
Administrative and general	13,426	10	14,235	10	28,586	11	29,062	11
Depreciation and amortization	16,448	12	16,460	12	32,752	12	32,747	12
	123,629	90	128,276	92	249,136	93	249,421	94
Gains on Asset Dispositions	3,526	3	7,895	5	11,264	4	10,234	4
Operating Income	18,144	13	18,297	13	29,376	11	23,507	10
Other Income (Expense):
Derivative income (loss), net	(70)	—	175	—	(131)	—	325	—
Foreign currency gains (losses), net	1,322	1	(833)	—	1,429	1	(4,097)	(2)
Other, net	14,739	10	11	—	14,739	5	11	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	2,244	2	7,694	5	4,885	2	9,007	3
Segment Profit(1)	36,379	26	25,344	18	50,298	19	28,753	11
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 11. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Type. The table below sets forth, for the periods indicated, the amount of operating revenues earned by type.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	65,350	47	63,173	45	119,860	45	124,365	47
Africa, primarily West Africa	15,847	12	13,515	10	32,154	12	29,843	11
Middle East	9,430	7	11,306	8	19,625	7	21,563	8
Brazil, Mexico, Central and South America	7,805	6	12,538	9	18,825	7	16,223	6
Europe, primarily North Sea	27,706	20	24,315	18	53,554	20	47,626	18
Asia	4,334	3	4,439	3	7,932	3	7,012	3
Total time charter	130,472	95	129,286	93	251,950	94	246,632	93
Bareboat charter	591	—	876	1	1,293	1	1,765	1
Brokered vessel activity	—	—	—	—	—	—	(2)	—
Other marine services	7,184	5	8,516	6	14,005	5	14,299	6
	138,247	100	138,678	100	267,248	100	262,694	100

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rates Per Day Worked:
Anchor handling towing supply	$25,796	$23,635	$25,339	$25,145
Crew	9,222	7,719	8,928	7,691
Mini-supply	6,627	7,721	6,920	7,696
Standby safety	10,932	9,621	10,807	9,631
Supply	16,948	16,864	17,059	15,949
Towing supply	9,339	9,156	9,775	9,263
Specialty	26,860	24,822	23,266	21,076
Liftboats	23,017	22,062	22,677	20,384
Overall Average Rates Per Day Worked (excluding wind farm utility)	15,470	13,588	14,894	13,240
Wind farm utility	2,553	2,302	2,492	2,229
Overall Average Rates Per Day Worked	12,259	11,010	11,963	10,839
Utilization:
Anchor handling towing supply	83%	74%	80%	74%
Crew	75%	90%	78%	90%
Mini-supply	81%	97%	87%	85%
Standby safety	88%	86%	88%	87%
Supply	82%	83%	84%	77%
Towing supply	74%	79%	83%	89%
Specialty	52%	54%	49%	39%
Liftboats	80%	69%	70%	67%
Overall Fleet Utilization (excluding wind farm utility)	80%	82%	80%	80%
Wind farm utility	91%	93%	86%	87%
Overall Fleet Utilization	83%	84%	81%	82%
Available Days:
Anchor handling towing supply	1,547	1,547	3,077	3,077
Crew	2,533	3,057	5,138	6,117
Mini-supply	479	565	1,019	1,195
Standby safety	2,184	2,184	4,344	4,344
Supply	1,407	1,538	2,937	3,119
Towing supply	182	182	362	362
Specialty	273	364	543	724
Liftboats	1,365	1,614	2,715	3,234
Overall Fleet Available Days (excluding wind farm utility)	9,970	11,051	20,135	22,172
Wind farm utility	2,912	2,889	5,775	5,679
Overall Fleet Available Days	12,882	13,940	25,910	27,851

Current Year Quarter compared with Prior Year Quarter
Operating Revenues.  Operating revenues were $0.4 million lower for the Current Year Quarter compared with the Prior Year Quarter.  Time charter revenues were $1.2 million higher in the Current Year Quarter compared with the Prior Year Quarter.
In the U.S. Gulf of Mexico, time charter revenues were $2.2 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $7.7 million higher due to improved utilization and $1.2 million higher due to the repositioning of vessels between geographic regions. Time charter revenues were $1.3 million lower due to a decrease in average day rates, $4.3 million lower due to net fleet dispositions and $1.1 million lower due to the effect of cold-stacking vessels. As of June 30, 2014, the Company had two vessels cold-stacked in this region, compared with no vessels as of June 30, 2013.
                In Africa, time charter revenues were $2.3 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $2.1 million higher due to improved utilization, $0.4 million higher due to fleet additions and $0.4 million higher due to the repositioning of vessels between geographic regions. Time charter revenues were $0.6 million lower due to a decrease in average day rates.
                In the Middle East, time charter revenues were $1.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $1.3 million lower primarily due to reduced utilization and $0.6 million lower due to the repositioning of vessels between geographic regions.
                In Brazil, Mexico and Central and South America, time charter revenues were $4.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.2 million higher due to improved utilization, $4.3 million lower due to the repositioning of vessels between geographic regions and $0.6 million lower due to a decrease in average day rates.
                In Europe, excluding the wind farm utility vessels, time charter revenues were $2.8 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.4 million higher due to improved average day rates, $0.6 million higher due to improved utilization and $1.8 million higher due to favorable changes in currency exchange rates. Time charter revenues for the wind farm utility vessels were $0.6 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.4 million higher due to improved average day rates, $0.5 million higher due to favorable changes in currency exchange rates and $0.4 million higher due to net fleet additions. Time charter revenues were $0.6 million lower due to the repositioning of vessels between geographic regions and $0.1 million lower due to a decrease in utilization.
                In Asia, time charter revenues were $0.1 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to reduced utilization.
                Operating Expenses.  Operating expenses were $3.8 million lower for the Current Year Quarter compared with the Prior Year Quarter. Personnel costs were $1.7 million higher primarily due to increased seafarer compensation costs. Repair and maintenance expenses were $0.6 million lower primarily due to net fleet dispositions. Drydocking costs were $3.9 million lower primarily due to a reduction in drydocking activity in the U.S. Gulf of Mexico. Insurance and loss reserves expense was $0.8 million lower.
                Administrative and General.  Administrative and general expenses were $0.8 million lower for the Current Year Quarter compared with the Prior Year Quarter.
Gains on Asset Dispositions.  During the Current Year Quarter, the Company sold four offshore support vessels and other equipment for net proceeds of $50.5 million and gains of $14.5 million, of which $2.5 million was recognized currently and $12.0 million was deferred. In addition, the Company recognized previously deferred gains of $1.0 million. During the Prior Year Quarter, the Company sold six offshore support vessels and other equipment for net proceeds of $14.7 million and gains of $7.9 million.
                Operating Income.  Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 10% in the Current Year Quarter compared with 8% in the Prior Year Quarter.  The increase was primarily due to a reduction in drydocking costs in the U.S. Gulf of Mexico.
Other, net. During the Current Year Quarter, the Company received net litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction.  Upon settlement of the litigation, the Company recognized a gain of $14.7 million.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax.  Equity in earnings of 50% or less owned companies, net of tax, were $5.5 million lower in the Current Year Quarter compared with the Prior Year Quarter. During the Prior Year Quarter, the Company acquired a controlling interest in C-Lift LLC through the acquisition of the partner’s 50% interest and recognized a $4.2 million gain, net of tax, upon marking its investment to fair value.

Current Six Months compared with Prior Six Months
                Operating Revenues.  Operating revenues were $4.6 million higher for the Current Six Months compared with the Prior Six Months. Time charter revenues were $5.3 million higher in the Current Six Months compared with the Prior Six Months.
In the U.S. Gulf of Mexico, time charter revenues were $4.5 million lower in the Current Six Months compared with the Prior Six Months. Time charter revenues were $3.7 million higher due to improved utilization, $0.1 million higher due to an increase in average day rates, $6.5 million lower due to net fleet dispositions, $1.4 million lower due to the effect of cold-stacking vessels and $0.4 million lower due to the repositioning of vessels between geographic regions. As of June 30, 2014, the Company had two vessels cold-stacked in this region, compared with no vessels as of June 30, 2013.
                In Africa, time charter revenues were $2.3 million higher in the Current Six Months compared with the Prior Six Months. Time charter revenues were $2.7 million higher due to improved utilization, $0.4 million higher due to fleet additions and $0.4 million higher due to the repositioning of vessels between geographic regions. Time charter revenues were $1.2 million lower due to a decrease in average day rates.
                In the Middle East, time charter revenues were $1.9 million lower in the Current Six Months compared with the Prior Six Months. Time charter revenues were $2.5 million lower due to reduced utilization, $0.6 million lower due to the repositioning of vessels between geographic regions and $1.2 million higher due to improved average day rates.
                In Brazil, Mexico and Central and South America, time charter revenues were $2.6 million higher in the Current Six Months compared with the Prior Six Months. Time charter revenues were $3.2 million higher due to improved utilization, $0.2 million higher due to the repositioning of vessels between geographic regions and $0.8 million lower due to a decrease in average day rates.
                In Europe, excluding the wind farm utility vessels, time charter revenues were $4.6 million higher in the Current Six Months compared with the Prior Six Months. Time charter revenues were $1.0 million higher due to increased average day rates, $3.1 million higher due to favorable changes in currency exchange rates and $0.5 million higher due to improved utilization. Time charter revenues for the wind farm utility vessels were $1.3 million higher in the Current Six Months compared with the Prior Six Months. Time charter revenues were $0.8 million higher due to improved average day rates, $0.8 million higher due to favorable changes in currency exchange rate, and $0.8 million higher due to net fleet additions. Time charter revenues were $0.5 million lower due to a decrease in average day rates, and $0.6 million lower due to the repositioning of vessels between geographic regions.
                In Asia, time charter revenues were $0.9 million higher in the Current Six Months compared with the Prior Six Months primarily due to improved utilization.
Operating Expenses.  Operating expenses were $0.2 million higher for the Current Six Months compared with the Prior Six Months. Personnel costs were $3.7 million higher primarily due to increased seafarer compensation costs. Repair and maintenance expenses were $1.1 million higher primarily due to increased maintenance costs associated with the Company’s liftboat fleet. Drydocking costs were $4.1 million lower primarily due to a reduction in drydocking activity in the U.S. Gulf of Mexico, West Africa, and Brazil, Mexico and Central and South America. Insurance and loss reserves expense were $1.2 million lower.
Administrative and General.  Administrative and general expenses were $0.5 million lower for the Current Six Months compared with the Prior Six Months.
Gains on Asset Dispositions.  During the Current Six Months, the Company sold nine offshore support vessels and other equipment for net proceeds of $60.8 million and gains of $22.2 million, of which $10.2 million was recognized currently and $12.0 million was deferred. In addition, the Company recognized previously deferred gains of $1.1 million. During the Prior Six Months, the Company sold eight offshore support vessels and other equipment for net proceeds of $75.3 million and gains of $10.2 million, all of which were recognized currently.
Operating Income.  Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 7% in the Current Six Months compared with 5% in the Prior Six Months.  The increase was primarily due to a reduction in drydocking costs.
      Other, net. During the Current Six Months, the Company received net litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction.  Upon settlement of the litigation, the Company recognized a gain of $14.7 million.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax.  Equity in earnings of 50% or less owned companies, net of tax, were $4.1 million lower in the Current Six Months compared with the Prior Six Months. During the Prior Six Months, the Company acquired a controlling interest in C-Lift LLC through the acquisition of the partner’s 50% interest and recognized a $4.2 million gain, net of tax, upon marking its investment to fair value.

The composition of Offshore Marine Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2014
Anchor handling towing supply	14	1	3	—	18
Crew	22	7	6	3	38
Mini-supply	4	2	1	—	7
Standby safety	24	1	—	—	25
Supply	7	8	9	3	27
Towing supply	2	1	—	—	3
Specialty	3	5	—	1	9
Liftboats	14	—	1	—	15
Wind farm utility	32	3	—	—	35
	122	28	20	7	177
2013
Anchor handling towing supply	14	1	3	—	18
Crew	28	7	7	3	45
Mini-supply	4	2	2	—	8
Standby safety	24	1	—	—	25
Supply	9	3	9	5	26
Towing supply	2	1	—	—	3
Specialty	4	4	—	4	12
Liftboats	17	—	—	—	17
Wind farm utility	31	—	1	—	32
	133	19	22	12	186

Inland River Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	55,856	100	46,880	99	113,408	100	96,546	99
Foreign	151	—	477	1	558	—	888	1
	56,007	100	47,357	100	113,966	100	97,434	100
Costs and Expenses:
Operating:
Barge logistics	27,691	50	17,363	37	51,023	45	36,519	37
Personnel	5,823	10	5,850	12	11,802	10	11,831	12
Repairs and maintenance	2,423	4	2,705	6	3,941	3	4,615	5
Insurance and loss reserves	1,186	2	890	2	2,013	2	1,847	2
Fuel, lubes and supplies	1,866	3	1,561	3	3,662	3	3,036	3
Leased-in equipment	2,550	5	3,418	7	5,908	5	7,195	7
Other	3,508	6	3,406	7	6,372	6	6,539	7
	45,047	80	35,193	74	84,721	74	71,582	73
Administrative and general	3,835	7	3,921	8	8,172	7	7,945	8
Depreciation and amortization	7,564	14	7,078	15	14,934	13	14,162	15
	56,446	101	46,192	97	107,827	94	93,689	96
Gains on Asset Dispositions	810	1	4,296	9	1,663	1	4,993	5
Operating Income	371	—	5,461	12	7,802	7	8,738	9
Other Income (Expense):
Foreign currency gains, net	474	1	219	—	147	—	82	—
Other, net	—	—	—	—	(38)	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(3,335)	(6)	1	—	(3,747)	(3)	(2,386)	(2)
Segment Profit (Loss)(1)	(2,490)	(5)	5,681	12	4,164	4	6,434	7
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 11. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues earned by service line.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Dry-cargo barge pools	29,308	52	16,694	35	59,267	52	38,931	40
Charter-out of dry-cargo barges	1,123	2	1,455	3	2,398	2	2,952	3
Liquid unit tow operations	11,262	20	10,624	22	22,399	20	21,131	22
10,000 barrel liquid tank barge operations	6,345	11	6,328	13	11,817	10	11,685	12
Terminal operations	4,892	9	5,150	11	9,572	8	9,288	10
Fleeting operations	5,282	10	5,566	12	11,267	10	9,984	10
Inland river towboat operations and other activities	2,388	4	4,952	11	5,197	5	10,055	10
Inland river eliminations	(4,593)	(8)	(3,412)	(7)	(7,951)	(7)	(6,592)	(7)
	56,007	100	47,357	100	113,966	100	97,434	100
Dry-Cargo Barge Pools Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry-cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Tons	%	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	935	59	677	56	1,918	60	1,348	54
Non-Grain	647	41	526	44	1,305	40	1,166	46
	1,582	100	1,203	100	3,223	100	2,514	100

	Days		Days		Days		Days
Available barge days	54,669		51,917		104,545		104,015
Operating Revenues.  Operating revenues were $8.7 million higher in the Current Year Quarter compared with the Prior Year Quarter and $16.5 million higher in the Current Six Months compared with the Prior Year Six Months.  Operating revenues for the dry-cargo barge pools were $12.6 million higher and $20.3 million higher in the Current Year Quarter and Current Six Months, respectively, primarily due to weaker demand for barge freight in the Prior Year Quarter and Prior Six Months related to drought conditions in 2012 that impacted crop yields.  Operating revenues from liquid unit tow operations were $0.6 million higher and $1.3 million higher in the Current Year Quarter and Current Six Months, respectively,  primarily due to higher rates and increased utilization.  Operating revenues from terminal and fleeting operations were $0.5 million lower in the Current Year Quarter primarily due to a seasonal decline in activity levels.  Operating revenues from terminal operations and fleeting operations were $1.6 million higher in the Current Six Months primarily due to increased activity levels.  Operating revenues from inland river towboat operations and other activities were $2.5 million lower and $4.9 million lower in the Current Year Quarter and Current Six Months, respectively, primarily due to removing four inland river towboats from service.
                Operating Expenses.  Operating expenses were $9.9 million higher in the Current Year Quarter compared with the Prior Year Quarter and $13.1 million higher in the Current Six Months compared with the Prior Six Months.  Operating expenses for the dry-cargo barge pools were $11.4 million higher and $15.5 million higher in the Current Year Quarter and Current Six Months, respectively, primarily due to increased activity levels discussed above and difficult river operating conditions.  Operating expenses from the 10,000 barrel liquid tank barge operations were $0.9 million higher and $1.1 million higher in the Current Year Quarter and Current Six Months, respectively, primarily due to the cost of U.S. Coast Guard inspections and related repair expenditures.  Operating expenses from terminal and fleeting operations were $0.7 million higher in the Current Year Quarter primarily due to increased repair and maintenance expenditures for equipment during the seasonal decline in activity levels.  Operating expenses from terminal and fleeting activities in the Current Six Months were $1.2 million higher primarily due to increased wage and benefit costs and higher activity levels.  Operating expenses from inland river towboat operations and other activities were $1.8 million lower and $3.1 million lower in the Current Year Quarter and Current Six Months, respectively, primarily due to the removal of four inland river towboats from service as discussed above.
                Gains on Asset Dispositions.  In the Current Year Quarter and Current Six Months, the Company sold other equipment for $0.6 million for no gain and recognized previously deferred gains of $0.8 million and $1.7 million, respectively.  During the Prior Year Quarter and Prior Six Months, the Company sold 16 dry-cargo barges and eight 30,000 barrel tank barges for proceeds of $27.3 million and gains of $6.0 million, of which $3.6 million were recognized currently and $2.4 million were deferred. In addition, the Company recognized previously deferred gains of $0.7 million and $1.4 million during the Prior Year Quarter and Prior Six Months, respectively.
Operating Income.  Excluding the impact of gains on asset dispositions, operating loss as a percentage of operating revenues was 1% in the Current Year Quarter compared with operating income as a percentage of operating revenues of 3% in the Prior Year Quarter and operating income as a percentage of operating revenues was 6% in the Current Six Months compared with 4% in the Prior Six Months.  The decrease in the Current Year Quarter was primarily due to the increase in barge logistic costs as a consequence of difficult river operating conditions. The improvement in the Current Six Months was primarily due to higher freight rates and increased activity levels in the dry-cargo barge pools and liquid unit tow operations and increased activity levels from fleeting operations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax.  During the Current Year Quarter and Current Six Months, the Company recognized $3.3 million and $3.7 million of equity losses, respectively, primarily from the continued intermediary operations following a structural failure of a terminal facility at the Port of Ibicuy, Argentina.
Fleet Count
The composition of Inland River Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2014
Dry-cargo barges	732	172	2	557	1,463
Liquid tank barges	65	—	8	1	74
Deck barges	20	—	—	—	20
Towboats:
4,000 hp - 6,250 hp	3	13	—	—	16
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	13	2	—	—	15
	834	187	10	558	1,589
2013
Dry-cargo barges	667	172	2	572	1,413
Liquid tank barges	65	—	8	2	75
Deck barges	20	—	—	—	20
Towboats:
4,000 hp - 6,250 hp	3	13	—	—	16
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	12	2	—	—	14
Dry-cargo vessel(1)	—	1	—	—	1
	768	188	10	574	1,540
 ______________________

(1)	Argentine-flag.

Shipping Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	45,484	85	40,054	83	89,854	85	78,969	83
Foreign	8,091	15	8,049	17	16,122	15	15,610	17
	53,575	100	48,103	100	105,976	100	94,579	100
Costs and Expenses:
Operating:
Personnel	9,028	17	8,609	18	17,985	17	17,035	18
Repairs and maintenance	2,484	5	2,377	5	4,433	4	5,015	5
Drydocking	684	1	4,120	9	1,001	1	5,463	6
Insurance and loss reserves	727	1	974	2	1,825	2	1,739	2
Fuel, lubes and supplies	4,055	8	4,328	9	8,817	8	8,670	9
Leased-in equipment	6,649	13	4,575	9	11,921	11	9,252	10
Other	4,391	8	4,571	9	9,033	9	8,994	9
	28,018	53	29,554	61	55,015	52	56,168	59
Administrative and general	5,421	10	6,124	13	11,317	11	11,301	12
Depreciation and amortization	7,115	13	7,907	16	14,869	14	15,704	17
	40,554	76	43,585	90	81,201	77	83,173	88
Gains (Losses) on Asset Dispositions and Impairments, Net	(41)	—	114	—	(41)	—	(2,955)	(3)
Operating Income	12,980	24	4,632	10	24,734	23	8,451	9
Other Income (Expense):
Foreign currency gains (losses), net	1	—	(8)	—	(9)	—	(15)	—
Other, net	158	—	188	—	(3,775)	(3)	202	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,564	3	(403)	(1)	2,317	2	(1,908)	(2)
Segment Profit(1)	14,703	27	4,409	9	23,267	22	6,730	7
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 11. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Line of Service. The table below sets forth, for the periods indicated, the amount of operating revenues earned from charter arrangements.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Petroleum Transportation:
Time charter	13,552	25	10,832	22	26,956	26	20,996	22
Bareboat charter	8,649	16	8,649	18	17,202	16	17,202	18
Harbor towing and bunkering	21,379	40	19,096	40	42,299	40	38,224	41
Short-sea transportation	9,874	19	9,406	20	19,276	18	17,923	19
Technical management services	121	—	120	—	243	—	234	—
	53,575	100	48,103	100	105,976	100	94,579	100

Operating Revenues. Operating revenues were $5.5 million higher in the Current Year Quarter compared with the Prior Year Quarter and $11.4 million higher in the Current Six Months compared with the Prior Six Months. The increases in both periods were primarily due to increased time charter rates for three U.S.-flag product tankers, fewer days out-of-service for drydocking, more harbor traffic for harbor tugs and bunkering and higher cargo shipping demand for short-sea transportation.
Operating Expenses. Operating expenses were $1.5 million lower in the Current Year Quarter compared with the Prior Year Quarter and $1.2 million lower in the Current Six Months compared with the Prior Six Months. Personnel costs were higher in both periods primarily due to union pay rate increases for vessel crews. Drydocking costs were lower in both periods primarily due to drydocking one of the Company’s U.S.-flag product tankers in the Prior Year Quarter and a reduction in drydocking activity for harbor towing and bunkering. Leased-in equipment charges were higher in both periods due to the sale and leaseback of one of the Company’s U.S.-flag product tankers during the Current Year Quarter and the sale and leaseback of seven harbor tugs during the Prior Six Months.
Administrative and General. Administrative and general expenses were $0.7 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower legal fees.
Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold one short-sea container/RORO vessel and sold and leased back one U.S.-flag product tanker for net proceeds of $39.5 million and gains of $28.4 million, all of which were deferred. During the Prior Six Months the Company recognized impairment charges of $3.0 million related to two U.S.-flag harbor tugs while under construction, which were sold and leased back upon their completion.
Operating Income. Excluding the impact of gains on asset dispositions and impairments, operating income as a percentage of operating revenues was 24% in the Current Year Quarter compared with 10% in the Prior Year Quarter and 23% in the Current Six Months compared with 12% in the Prior Six Months. The increases were primarily due to the improvements in operating revenues and lower drydocking costs discussed above.
Other, net. During the Current Six Months, the Company expensed a $4.0 million non-refundable deposit upon the expiration of a new build construction option.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings for the Current Year Quarter and Current Six Months were primarily due to gains on the dilution of the Company’s investment in Dorian following the completion of equity offerings in which the Company did not participate.

Fleet Count
The composition of Shipping Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Total
2014
U.S.-flag:
Product tankers(1)	4	—	3	7
RORO/deck barges	—	7	—	7
Dry-bulk articulated tug-barge	—	1	—	1
Harbor tugs	15	—	9	24
Ocean liquid tank barges	5	—	—	5
Foreign-flag:
Harbor tugs	4	—	—	4
Very large gas carriers	—	3	—	3
Short-sea container/RORO	7	—	—	7
	35	11	12	58
2013
U.S.-flag:
Product tankers(1)	5	—	2	7
RORO/deck barges	—	7	—	7
Dry-bulk articulated tug-barge	—	1	—	1
Harbor tugs	20	—	4	24
Ocean liquid tank barges	5	—	—	5
Foreign-flag:
Harbor tugs	4	—	—	4
Short-sea container/RORO	7	—	1	8
	41	8	7	56
 ______________________

(1)	As of June 30, 2014 and 2013, four were operating under long-term bareboat charters and three were operating under time charters.

Illinois Corn Processing

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	72,798	100	61,378	100	131,454	100	94,227	100
Costs and Expenses:
Operating	56,429	78	59,402	97	103,703	79	93,447	99
Administrative and general	594	1	477	1	1,105	1	1,138	1
Depreciation and amortization	1,010	1	1,489	2	2,000	1	2,978	3
	58,033	80	61,368	100	106,808	81	97,563	103
Operating Income (Loss)	14,765	20	10	—	24,646	19	(3,336)	(3)
Other Income (Expense):
Derivative gains (losses), net(1)	(1,519)	(2)	473	1	(801)	(1)	512	—
Other, net	300	—	—	—	493	—	—	—
Segment Profit (Loss)(2)	13,546	18	483	1	24,338	18	(2,824)	(3)
______________________

(1)
ICP routinely enters into exchange traded positions (primarily corn futures) to offset its net commodity market exposure on raw material and finished goods inventory balances. As of June 30, 2014 and 2013, the net market exposure to corn under its contracts and its raw material and inventory balances was not material.

(2)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 11. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Key Production and Sales Metrics. The table below sets forth, for the periods indicated, key production and sales metrics for Illinois Corn Processing:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Production Inputs:
Corn (average price per bushel)	$4.96	$7.21	$4.74	$7.27

Production Output Sold:
Alcohol (gallons in thousands)	22,651	18,231	40,978	27,010
Dried Distiller’s Grains with Solubles ("DDGS") (tons)	60,304	47,204	116,784	85,643

Production Output Sales Price (excluding freight):
Alcohol (per gallon)	$2.47	$2.59	$2.40	$2.52
Dried Distiller’s Grains with Solubles ("DDGS") (per ton)	$231.34	$243.06	$231.19	$255.75
Segment Profit (Loss). The improvement in the Current Year Quarter compared with the Prior Year Quarter and in the Current Six Months compared with the Prior Six Months was primarily due to higher sales volumes of alcohol and improved margins as a result of lower corn costs. In addition, during the Prior Six Months, the Company operated its plant at reduced capacity as industry-wide margins for fuel ethanol sales were negative due to a combination of high corn costs following the 2012 drought and low sales prices as a result of high U.S. fuel ethanol supplies.

Other Segment Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	$’000	$’000	$’000	$’000
Operating Revenues:
Emergency and crisis services	63	125	125	125
Agricultural commodity trading and logistics	8,308	20,527	21,232	34,851
Other activities	66	—	72	—
	8,437	20,652	21,429	34,976
Segment Profit (Loss):(1)
Emergency and crisis services	(6,826)	870	(9,016)	1,334
Agricultural commodity trading and logistics	(1,158)	(189)	(1,892)	(932)
Other activities(2)	(1,019)	(609)	(1,954)	2,097
	(9,003)	72	(12,862)	2,499
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 11. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

(2)	The components of segment profit do not include interest income, which is a significant component of the Company's lending and leasing activities.
Emergency and Crisis Services. Segment loss in the Current Year Quarter and Current Six Months includes $6.7 million and $8.5 million, respectively, of legal costs and provisions for certain litigation matters associated with the Deepwater Horizon oil spill for which the Company has indemnified Witt O'Brien's.
Other Activities. Segment loss in the Current Six Months includes a $0.4 million impairment charge on an aircraft. Segment profit in the Prior Six Months was primarily due to a gain on the sale of real property.
Corporate and Eliminations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	$’000	$’000	$’000	$’000
Corporate Expenses	(8,995)	(9,419)	(22,494)	(19,394)
Eliminations	—	—	—	—
Operating Loss	(8,995)	(9,419)	(22,494)	(19,394)
Other Income (Expense):
Derivative gains (losses), net	183	(1,023)	22	(4,161)
Foreign currency losses, net	(130)	(125)	(108)	(561)
Other, net	29	(4)	(23)	(69)
Corporate Expenses. Corporate expenses in the Current Six Months includes a $3.5 million impairment charge on an aircraft.
Derivative losses, net. Derivative losses, net in the Prior Year Quarter and Prior Six Months were primarily due to losses from equity indices and forward currency exchange, option and future contracts.

Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	$’000	$’000	$’000	$’000
Interest income	6,030	3,218	10,073	6,385
Interest expense	(10,458)	(7,922)	(21,861)	(20,762)
Marketable security gains, net	731	6,557	5,801	10,552
	(3,697)	1,853	(5,987)	(3,825)
Interest Income.  Interest income was higher in the Current Year Quarter and Current Six Months due to a contingent payment received on a note receivable in the Company's lending and leasing portfolio as well as additional interest earned on notes receivable from the Company's 50% or less owned companies.
Interest Expense.  Interest expense was higher in the Current Six Months compared with the Prior Six Months primarily due to the issuance of the Company's 3.0% Convertible Senior Notes in November 2013, partially offset by higher capitalized interest.
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
As of June 30, 2014, the Company's unfunded capital commitments were $412.8 million and included: $86.5 million for 13 offshore support vessels; $1.1 million for two inland river tank barges; $4.6 million for four inland river towboats; $230.2 million for three U.S.-flag product tankers; $78.4 million for one U.S.-flag articulated tug-barge; and $12.0 million for other equipment and improvements. These commitments are payable as follows: $99.7 million is payable during the remainder of 2014; $303.8 million is payable during 2015-2016; and $9.3 million is payable during 2017.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the six months ended June 30, 2014, the Company did not repurchase any of its 7.375% Senior Notes due 2019. As of June 30, 2014, the aggregate outstanding par value of the Company's 7.375% Senior Notes due 2019 was $233.5 million.
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of June 30, 2014, the remaining authority under the repurchase plan was $60.8 million. Effective July 31, 2014, SEACOR’s Board of Directors increased the Company's authority to repurchase Common Stock to $150.0 million.
As of June 30, 2014, the Company had outstanding letters of credit totaling $18.2 million with various expiration dates through 2018 and outstanding debt of $873.9 million.
As of June 30, 2014, the Company held balances of cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds totaling $825.9 million. As of June 30, 2014, construction reserve funds of $315.3 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.

Summary of Cash Flows

	Six Months Ended June 30,
	2014	2013
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities - Continuing Operations	107,866	78,235
Operating Activities - Discontinued Operations	—	24,298
Investing Activities - Continuing Operations	(278,746)	71,457
Investing Activities - Discontinued Operations	—	(8,502)
Financing Activities - Continuing Operations	95,787	(2,470)
Financing Activities - Discontinued Operations	—	(14,017)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,073	(2,422)
Net Increase (Decrease) in Cash and Cash Equivalents	(74,020)	146,579
Operating Activities
Cash flows provided by operating activities increased by $5.3 million in the Current Six Months compared with the Prior Six Months. The components of cash flows provided by (used in) operating activities during the Current Six Months and Prior Six Months were as follows:

	Six Months Ended June 30,
	2014	2013
	$’000	$’000
Operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net	114,596	71,238
Operating income from discontinued operations before depreciation, amortization and gains on asset dispositions and impairments, net	—	6,163
Changes in operating assets and liabilities before interest and income taxes	(4,240)	32,019
Purchases of marketable securities	(4,938)	(4,045)
Proceeds from sale of marketable securities	1,049	8,301
Cash settlements on derivative transactions, net	(769)	(4,784)
Dividends received from 50% or less owned companies	665	1,605
Interest paid, excluding capitalized interest	(12,796)	(18,289)
Income taxes paid, net of amounts refunded	(7,414)	(629)
Other	21,713	10,954
Total cash flows provided by operating activities	107,866	102,533
Operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net was $43.4 million higher in the Current Six Months compared with the Prior Six Months. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company's business segments.
Changes in operating assets and liabilities before interest and income taxes in the Prior Six Months of $32.0 million was primarily due to reduced working capital needs of Inland River Services and the Spin-off of Era Group.
Other cash flows provided by operating activities in the Current Six Months include litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction.
Investing Activities
During the Current Six Months, net cash used by investing activities of continuing operations was $278.7 million primarily as follows:

•
Capital expenditures were $273.7 million including $148.3 million of progress payments toward the construction of three U.S.-flag product tankers. Equipment deliveries during the period included two crew boats, one supply boat, one wind farm utility vessel, 65 inland river dry-cargo barges and one inland river towboat.

•
The Company sold five crew boats, three supply boats, one wind farm utility vessel, one U.S.-flag product tanker, which was leased back, one foreign-flag short-sea container/RORO vessel and other property and equipment for net proceeds of $100.9 million ($75.3 million in cash and $25.6 million in seller financing). The Company also received deposits of $2.7 million related to future offshore support vessel sales.

•
The Company made investments in its 50% or less owned companies of $21.5 million, including $12.2 million to SCFCo Holdings, $4.8 million to Cleancor, $1.6 million to OSV Partners and $1.3 million to SeaJon.

•	The Company received $10.0 million from its 50% or less owned companies.

•	The Company made investments of $6.4 million in third party leases and notes receivable, net.

•	Construction reserve funds account transactions included deposits of $113.5 million and withdrawals of $50.4 million.
During the Prior Six Months, net cash provided by investing activities of continuing operations was $71.5 million primarily as follows:

•
Capital expenditures were $87.9 million. Equipment deliveries included one specialty offshore support vessel, two liftboats, two wind farm utility vessels, two liquid tank barges and three U.S.-flag harbor tugs.

•
The Company sold two crew boats, one mini-supply vessel, one supply vessel, one specialty offshore support vessel, three liftboats, 16 dry-cargo barges, eight liquid tank barges, two U.S.-flag harbor tugs and other property and equipment for net proceeds of $132.4 million ($125.1 million in cash, $0.2 million in vendor credits and $7.1 million in seller financing). The Company also received deposits of $0.3 million related to future equipment sales.

•	Construction reserve funds account transactions included withdrawals of $55.8 million and deposits of $10.6 million.

•	The Company released restricted cash of $11.5 million.

•	The Company made investments in its 50% or less owned companies of $26.8 million, including $11.5 million in Sea-Cat Crewzer II and $7.6 million in MexMar.

•
On June 6, 2013, the Company acquired a 100% controlling interest in C-Lift LLC through the acquisition of its partners' interest for $12.7 million in cash subject to certain working capital adjustments.

During the Prior Six Months, net cash used in investing activities of discontinued operations of $8.5 million was primarily due to capital expenditures of Era Group prior to the Spin-off.
Financing Activities
During the Current Six Months, net cash provided by financing activities of continuing operations was $95.8 million. The Company:

•	made scheduled payments on long-term debt and capital lease obligations of $7.2 million;

•	made net repayments on inventory financing arrangements of $6.3 million;

•	issued a noncontrolling interest in SEA-Vista for $145.1 million, net of issue costs;

•	received $6.3 million from share award plans; and

•
acquired for treasury 493,032 shares of Common Stock for an aggregate purchase price of $39.2 million (subsequent to the Current Six Months and through July 29, 2014, the Company purchased 321,377 shares of Common Stock for treasury for an aggregate purchase price of $25.4 million).

During the Prior Six Months, net cash used by financing activities of continuing operations was $2.5 million. The Company:

•	made scheduled payments on long-term debt and capital lease obligations of $10.0 million;

•	incurred net borrowings on inventory financing arrangements of $2.4 million; and

•	received $8.8 million from share award plans.
During the Prior Six Months, net cash used in financing activities of discontinued operations was $14.0 million primarily representing Era Group's cash balance distributed in the Spin-off.
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
Subsequent to the filing of the referenced master complaint, ten additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. By court order, all of these additional individuals' cases have been stayed until further notice. On April 8, 2011, ORM was named as a defendant in

Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 13, 2011, the Company was named as a defendant in Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), an action in which plaintiff, a former employee, alleges sustaining personal injuries in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case is subject to the MDL Court’s stay of individual proceedings, the employee moved to sever his case from the MDL on July 16, 2012, which the Court denied on March 5, 2013. The employee filed a motion asking the Court to reconsider, which was denied on May 3, 2013, and the employee filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) on May 22, 2013. On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction, which was granted on August 16, 2013. The same company employee has also brought a claim in the M/V Seacor Vanguard vessel’s limitation action in the MDL which relates to any actions that may have been taken by vessels owned by the Company to extinguish the fire. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.)., which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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
On January 29, 2013, HEPACO, LLC ("HEPACO"), served a demand for arbitration upon ORM, in which HEPACO claimed that ORM owed HEPACO an additional fee of $20,291,178.92 under the parties' Management Services Agreement (“MSA”), dated June 1, 2010.  HEPACO claimed that the MSA required ORM to pay HEPACO an additional fee of 30% of total charges paid under the MSA ("Surcharge") to compensate HEPACO for U.S. Longshoremen's and Harbor Workers' insurance or Jones Act insurance and related risks attendant to the work when a contract requires labor to be performed over, adjoining and/or in water. On June 23, 2014, ORM and HEPACO entered into an agreement to settle HEPACO's claims in the arbitration without a material impact to the Company's results of operations or cash flows and, on July 2, 2014, the HEPACO arbitration was dismissed with prejudice.
ORM is defending against two collective action lawsuits, each asserting failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon oil spill response (the “DPH FLSA Actions”) under the Fair Labor Standards Act (“FLSA”).  These cases, Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”) and Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”), were each brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors.  The Prejean and Himmerite Actions were each filed in the United States District Court for the Eastern District of Louisiana and then subsequently consolidated with the overall MDL, in which the Himmerite Action was stayed pursuant to procedures of the MDL.  However, both the Prejean and Himmerite Actions were severed from the MDL on September 19, 2013, and referred to a Magistrate Judge for pretrial case management, including issuing a scheduling order, overseeing discovery, and any other preliminary matters.  On October 31, 2013, ORM filed an answer in the Himmerite Action.  In the Himmerite Action, pursuant to an earlier tolling order entered by the Court, the limitations periods for potential plaintiffs to opt-in to the action has been tolled pending further action by the Court.  In the Prejean Action, ORM has answered the complaint and a scheduling order has been issued. On November 6, 2013, the Court conditionally certified a collective class in the Prejean Action.  On December 9, 2013 the Court approved a jointly-submitted form notice and authorized the issuance of notice to all members of the conditionally certified class in the Prejean Action. On December 20, 2013, ORM served plaintiffs’ counsel with a list containing information for approximately 330 potential class members in the Prejean Action. The deadline for plaintiffs to file executed consent forms with the Court has expired. As of February 28, 2014 the Court-ordered deadline for potential class members to opt into the class, 142 individuals have opted in. Although the Court has conditionally certified the

Prejean class, the Court has not made a final ruling on whether a class exists. The Company intends to vigorously defend its position that a class should not be certified, and intends on filing a motion to decertify the Prejean class. The Court has also not yet ruled on any of the merits of Plaintiffs’ claims. The Company does not expect the potential exposure, if any, resulting from these DPH FLSA Actions will have a material impact on the Company's results of operations or cash flows, but believes the actions are without merit and will continue to vigorously defend against them.
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
In connection with the SES Business Transaction and the ORM Transaction, the Company remains contingently liable for certain obligations, including potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response. In the case of the SES Business Transaction, such potential liabilities may not exceed the consideration received by the Company for the SES Business Transaction and in the case of the ORM Transaction are subject to a negotiated cap. The Company currently is indemnified under contractual agreements with BP.
During the six months ended June 30, 2014, the Company received net litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction.  Upon settlement of the litigation, the Company recognized a gain of $14.7 million.
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
For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There has been no significant change in the Company’s exposure to market risk during the Current Six Months.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2014. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Contingencies" in this Quarterly Report on Form 10-Q.
ITEM 1A.     RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in the Company’s 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1) (2)
April 1 – 30, 2014	200	$80.96	—	$99,983,809
May 1 – 31, 2014	421,130	$79.46	—	$66,521,343
June 1 – 30, 2014	71,702	$79.94	—	$60,789,399
 ______________________

(1)
On June 20, 2014, the Company executed a purchase agreement whereby the Company appointed Goldman, Sachs & Co. as broker to purchase the Company's stock in compliance with the requirements of Rule 10b5-1(c)(l)(i) for the period June 19, 2014 through August 4, 2014. Subsequent to June 30, 2014 and through July 29, 2014, the Company purchased 321,377 shares for treasury for an aggregate purchase price of $25.4 million.

(2)
Since February 1997, SEACOR’s Board of Directors authorized the repurchase of Common Stock, certain debt or a combination thereof. From time to time thereafter, and most recently on July 31, 2014, SEACOR's Board of Directors increased the authority to repurchase Common Stock to $150.0 million.

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

SEACOR Holdings Inc. (Registrant)

DATE:	July 31, 2014	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board (Principal Executive Officer)

DATE:	July 31, 2014	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.