Form 10-Q
period 2014-09-30
SEACOR HOLDINGS INC /NEW/
filed 2014-10-27
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of October 24, 2014 was 18,577,133. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$449,632	$527,435
Restricted cash	13,656	12,175
Marketable securities	43,286	24,292
Receivables:
Trade, net of allowance for doubtful accounts of $3,047 and $1,162 in 2014 and 2013, respectively	215,191	215,768
Other	57,621	48,181
Inventories	20,896	27,615
Deferred income taxes	116	116
Prepaid expenses and other	11,431	6,701
Total current assets	811,829	862,283
Property and Equipment:
Historical cost	2,166,509	2,199,183
Accumulated depreciation	(889,993)	(866,330)
	1,276,516	1,332,853
Construction in progress	284,362	143,482
Net property and equipment	1,560,878	1,476,335
Investments, at Equity, and Advances to 50% or Less Owned Companies	444,826	440,853
Construction Reserve Funds & Title XI Reserve Funds	321,278	261,739
Goodwill	62,904	17,985
Intangible Assets, Net	34,306	12,423
Other Assets	55,049	44,615
	$3,291,070	$3,116,233
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$50,785	$45,323
Accounts payable and accrued expenses	90,704	85,477
Other current liabilities	139,999	123,619
Total current liabilities	281,488	254,419
Long-Term Debt	831,163	834,118
Deferred Income Taxes	459,039	457,827
Deferred Gains and Other Liabilities	185,950	144,441
Total liabilities	1,757,640	1,690,805
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 37,461,053 and 37,219,201 shares issued in 2014 and 2013, respectively	375	372
Additional paid-in capital	1,485,342	1,394,621
Retained earnings	1,155,309	1,095,270
Shares held in treasury of 18,416,771 and 16,837,113 in 2014 and 2013, respectively, at cost	(1,213,267)	(1,088,219)
Accumulated other comprehensive loss, net of tax	(1,891)	(1,192)
	1,425,868	1,400,852
Noncontrolling interests in subsidiaries	107,562	24,576
Total equity	1,533,430	1,425,428
	$3,291,070	$3,116,233

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Revenues	$338,936	$336,784	$977,177	$919,411
Costs and Expenses:
Operating	237,676	239,540	688,558	680,566
Administrative and general	46,655	31,463	119,418	101,826
Depreciation and amortization	33,604	33,503	100,216	100,834
	317,935	304,506	908,192	883,226
Gains on Asset Dispositions and Impairments, Net	29,869	19,230	38,842	33,550
Operating Income	50,870	51,508	107,827	69,735
Other Income (Expense):
Interest income	4,463	4,280	14,536	10,665
Interest expense	(11,124)	(10,520)	(32,985)	(31,282)
Marketable security gains (losses), net	9,693	(1,149)	15,494	9,403
Derivative losses, net	(2,538)	(303)	(2,681)	(3,235)
Foreign currency gains (losses), net	(3,059)	2,230	(1,538)	(2,697)
Other, net	111	477	6,669	675
	(2,454)	(4,985)	(505)	(16,471)
Income from Continuing Operations Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies	48,416	46,523	107,322	53,264
Income Tax Expense	15,610	15,984	34,985	21,306
Income from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	32,806	30,539	72,337	31,958
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	972	230	2,681	7,071
Income from Continuing Operations	33,778	30,769	75,018	39,029
Loss from Discontinued Operations, Net of Tax	—	—	—	(10,325)
Net Income	33,778	30,769	75,018	28,704
Net Income attributable to Noncontrolling Interests in Subsidiaries	6,315	478	14,979	130
Net Income attributable to SEACOR Holdings Inc.	$27,463	$30,291	$60,039	$28,574

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$27,463	$30,291	$60,039	$38,799
Discontinued operations	—	—	—	(10,225)
	$27,463	$30,291	$60,039	$28,574

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$1.43	$1.52	$3.04	$1.96
Discontinued operations	—	—	—	(0.52)
	$1.43	$1.52	$3.04	$1.44

Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$1.28	$1.36	$2.85	$1.92
Discontinued operations	—	—	—	(0.51)
	$1.28	$1.36	$2.85	$1.41

Weighted Average Common Shares Outstanding:
Basic	19,196,121	19,964,695	19,761,620	19,843,778
Diluted	25,627,742	24,601,584	24,374,918	20,198,449

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$33,778	$30,769	$75,018	$28,704
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	(3,968)	4,050	(1,730)	(488)
Reclassification of foreign currency translation gains to foreign currency gains (losses), net	—	—	(11)	—
Derivative gains on cash flow hedges	171	192	148	572
Reclassification of derivative (gains) losses on cash flow hedges to equity in earnings of 50% or less owned companies	120	(65)	335	253
	(3,677)	4,177	(1,258)	337
Income tax (expense) benefit	1,139	(1,311)	376	(125)
	(2,538)	2,866	(882)	212
Comprehensive Income	31,240	33,635	74,136	28,916
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	5,893	910	14,796	110
Comprehensive Income attributable to SEACOR Holdings Inc.	$25,347	$32,725	$59,340	$28,806

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2013	$372	$1,394,621	$1,095,270	$(1,088,219)	$(1,192)	$24,576	$1,425,428
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,165	—	—	2,165
Exercise of stock options	1	5,034	—	—	—	—	5,035
Director stock awards	—	153	—	—	—	—	153
Restricted stock	2	200	—	21	—	—	223
Purchase of treasury shares	—	—	—	(127,151)	—	—	(127,151)
Amortization of share awards	—	11,683	—	—	—	—	11,683
Cancellation of restricted stock	—	83	—	(83)	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	(1,242)	—	—	—	(1,868)	(3,110)
Issuance of noncontrolling interests, net of issue costs	—	74,810	—	—	—	71,114	145,924
Dividends paid to noncontrolling interests	—	—	—	—	—	(1,056)	(1,056)
Net income	—	—	60,039	—	—	14,979	75,018
Other comprehensive loss	—	—	—	—	(699)	(183)	(882)
Nine months ended September 30, 2014	$375	$1,485,342	$1,155,309	$(1,213,267)	$(1,891)	$107,562	$1,533,430

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Nine Months Ended September 30,
	2014	2013
Net Cash Provided by Operating Activities of Continuing Operations	$165,711	$134,698
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(311,094)	(146,483)
Proceeds from disposition of property and equipment	187,907	205,735
Investments in and advances to 50% or less owned companies	(58,343)	(91,492)
Return of investments and advances from 50% or less owned companies	31,549	10,642
(Issuances of) payments received on third party leases and notes receivable, net	(8,173)	2,604
Net (increase) decrease in restricted cash	(1,481)	7,392
Net increase in construction reserve funds and Title XI reserve funds	(59,539)	(33,392)
Business acquisitions, net of cash acquired	(35,000)	(10,540)
Net cash used in investing activities of continuing operations	(254,174)	(55,534)
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt and capital lease obligations	(18,969)	(13,129)
Net (repayments) borrowings under inventory financing arrangements	(3,116)	4,183
Proceeds from issuance of long-term debt	11,464	10
Common stock acquired for treasury	(127,151)	—
Share award settlements for Era Group employees and directors	—	(357)
Proceeds and tax benefits from share award plans	7,403	17,195
Issuance of noncontrolling interests, net of issue costs	145,350	40
Purchase of subsidiary shares from noncontrolling interests	(2,090)	—
Dividends paid to noncontrolling interests	(1,056)	(3,822)
Net cash provided by financing activities of continuing operations	11,835	4,120
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1,175)	(643)
Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	(77,803)	82,641
Cash Flows from Discontinued Operations:
Operating Activities	—	24,298
Investing Activities	—	(8,502)
Financing Activities	—	(14,017)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	143
Net Increase in Cash and Cash Equivalents from Discontinued Operations	—	1,922
Net Increase (Decrease) in Cash and Cash Equivalents	(77,803)	84,563
Cash and Cash Equivalents, Beginning of Period	527,435	248,204
Cash and Cash Equivalents, End of Period	$449,632	$332,767

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial information for the three and nine months ended September 30, 2014 and 2013 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of September 30, 2014, its results of operations for the three and nine months ended September 30, 2014 and 2013, its comprehensive income for the three and nine months ended September 30, 2014 and 2013, its changes in equity for the nine months ended September 30, 2014, and its cash flows for the nine months ended September 30, 2014 and 2013. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “SEACOR” refers to SEACOR Holdings Inc. Capitalized terms used and not specifically defined herein have the same meaning given those terms in the Company's Annual report on Form 10-K for the year ended December 31, 2013.
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
As of September 30, 2014 and 2013, the Company's deferred revenues related to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the "Conveyance") in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for chapter 11 bankruptcy, which was converted to chapter 7 in June 2014. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to August 17, 2012 and during the 90 days prior to the filing are subject to bankruptcy court approval. The Company will recognize revenues as approved by the bankruptcy court. All costs and expenses related to these charters were recognized as incurred.

Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss were as follows:

	SEACOR Holdings Inc. Stockholders' Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Gains (Losses) on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Other	Other Comprehensive Loss
December 31, 2013	$(927)	$(257)	$(8)	$(1,192)	$395	$(5)
Other comprehensive income (loss)	(1,558)	483	—	(1,075)	(183)	—	$(1,258)
Income tax (expense) benefit	545	(169)	—	376	—	—	376
Nine months ended September 30, 2014	$(1,940)	$57	$(8)	$(1,891)	$212	$(5)	$(882)
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
The Company’s financial assets and liabilities as of September 30, 2014 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$43,286	$—	$—
Derivative instruments (included in other receivables)	1,419	5,958	—
Construction reserve funds and Title XI reserve funds	321,278	—	—
LIABILITIES
Short sale of marketable securities (included in other current liabilities)	10,351	—	—
Derivative instruments (included in other current liabilities)	3,268	864	—
 ______________________

(1)
Marketable security gains (losses), net include unrealized gains of $9.7 million and unrealized losses of $1.2 million for the three months ended September 30, 2014 and 2013, respectively, related to marketable security positions held by the Company as of September 30, 2014. Marketable security gains (losses), net include unrealized gains of $15.3 million and $9.4 million for the nine months ended September 30, 2014 and 2013, respectively, related to marketable security positions held by the Company as of September 30, 2014.

The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2014 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$463,288	$463,288	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	13,728	see below
Notes receivable from third parties (included in other receivables and other assets)	22,592	see below
LIABILITIES
Long-term debt, including current portion(1)	881,948	—	1,015,744	—
______________________

(1)	The estimated fair value includes the conversion options on the Company's 2.5% and 3.0% Convertible Senior Notes.
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
The Company’s non-financial assets and liabilities that were measured at fair value during the nine months ended September 30, 2014 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Long-lived assets held for sale(1)	$—	$11,700	$—
Investment in Witt O'Brien's LLC(2)	—	50,569	—
______________________

(1)
During the nine months ended September 30, 2014, the Company recognized impairment charges of $3.9 million related to two aircraft following the adjustment of their carrying value to fair value based on the expected sales price of each.

(2)
During the nine months ended September 30, 2014, the Company marked its equity investment in Witt O'Brien's LLC ("Witt O'Brien's") to fair value following its acquisition of a controlling interest (See Note 4). The investment's fair value was based on the Company's purchase price of the acquired interest.

3.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of September 30, 2014 were as follows (in thousands):

	Derivative Asset	Derivative Liability

Forward currency exchange, option and future contracts	$—	$60
Interest rate swap agreements	—	744
Commodity swap, option and future contracts:
Exchange traded	1,418	3,268
Non-exchange traded	5,959	60
	$7,377	$4,132

Cash Flow Hedges. As of September 30, 2014, the Company had no interest rate swap agreements designated as cash flow hedges. As of September 30, 2014, SCFCo, one of the Company’s Inland River Services 50% or less owned companies, had two interest rate swap agreements with maturities in 2015 that have been designated as cash flow hedges. These instruments call for this company to pay fixed rates of interest ranging from 1.53% to 1.62% on the aggregate amortized notional value of $16.9 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. As of September 30, 2014, SeaJon, one of the Company’s Shipping Services 50% or less owned companies, had an interest rate swap agreement maturing in 2017 that has been designated as a cash flow hedge. The instrument calls for this company to pay a fixed interest rate of 2.79% on the amortized notional value of $35.6 million and receive a variable interest rate based on LIBOR on the amortized notional value. Subsequent to September 30, 2014, Sea-Cat Crewzer and Sea-Cat Crewzer II, two of the Company's Offshore Marine Services 50% or less owned companies, entered into interest rate swap agreements designated as cash flow hedges that mature in 2019. The first instrument calls for Sea-Cat Crewzer to pay a fixed rate of interest of 1.52% on the amortized notional value of $24.8 million and receive a variable interest rate based on LIBOR on the amortized notional value. The second instrument calls for Sea-Cat Crewzer II to pay a fixed rate of interest of 1.52% on the amortized notional value of $28.0 million and receive a variable interest rate based on LIBOR on the amortized notional value. By entering into these interest rate swap agreements, the Company's 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.
Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the nine months ended September 30 as follows (in thousands):

	2014	2013
Options on equities and equity indices	$22	$(4,132)
Forward currency exchange, option and future contracts	62	(439)
Interest rate swap agreements	(169)	253
Commodity swap, option and future contracts:
Exchange traded	(2,996)	368
Non-exchange traded	400	715
	$(2,681)	$(3,235)
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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of September 30, 2014, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $3.5 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.
The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of September 30, 2014, the interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•
The Company has various interest rate swap agreements with maturities ranging from 2014 through 2018 that call for the Company to pay fixed interest rates ranging from 3.00% to 3.05% on an aggregate amortized notional value of $32.3 million and receive a variable interest rate based on LIBOR or Euribor on these aggregate amortized notional values.

•
Dynamic Offshore, an Offshore Marine Services 50% or less owned company, has an interest rate swap agreement maturing in 2018 that calls for this company to pay a fixed interest rate of 1.30% on the amortized notional value of $95.8 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
OSV Partners, an Offshore Marine Services 50% or less owned company, has two interest rate swap agreements maturing in 2020 that call for this company to pay fixed interest rates ranging from 1.89% to 2.27% on the aggregate amortized notional value of $32.6 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Sea-Cat Crewzer, an Offshore Marine Services 50% or less owned company, has an interest rate swap agreement maturing in 2015 that was dedesignated as a cash flow hedge in July 2014. This instrument calls for this company to pay a fixed interest rate of 1.48% on the amortized notional value of $15.7 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Dorian, a Shipping Services 50% or less owned company, has six interest rate swap agreements with maturities ranging from 2018 to 2020 that call for this company to pay fixed rates of interest ranging from 2.96% to 5.40% on the aggregate amortized notional value of $122.6 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. ICP enters into exchange traded positions (primarily corn) to protect its raw material and finished goods inventory balance from market changes. In the Company’s agricultural commodity trading and logistics business, fixed price future purchase and sale contracts for sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sale contracts as well as its inventory balances from market changes. As of September 30, 2014, the net market exposure to corn and sugar under these contracts was not material. The Company also enters into exchange traded positions (primarily natural gas, heating oil, crude oil, gasoline, corn and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s Offshore Marine Services, Inland River Services and Shipping Services businesses. As of September 30, 2014, none of these types of positions were outstanding.

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
Witt O'Brien's. On July 11, 2014, the Company acquired a controlling interest in Witt O'Brien's, a global leader in preparedness, crisis management, and disaster response and recovery, through the acquisition of its partner's 45.8% equity interest for $35.4 million (see Note 6). The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $45.0 million of goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities.
Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisition for the nine months ended September 30, 2014 was as follows (in thousands):

2014
Trade and other receivables	$31,079
Other current assets	1,925
Property and Equipment	519
Investments, at Equity, and Advances to 50% or Less Owned Companies	(49,968)
Goodwill	44,967
Intangible Assets (primarily customer relationships)	24,901
Other Assets	111
Accounts payable	(1,709)
Other current liabilities	(12,274)
Long-Term Debt	(3,266)
Deferred Income Taxes	91
Other Liabilities	(1,376)
Purchase price(1)	$35,000
______________________

(1)	Purchase price is net of cash acquired of $0.4 million.

5.	EQUIPMENT ACQUISITIONS, DISPOSITIONS AND DEPRECIATION AND IMPAIRMENT POLICIES
During the nine months ended September 30, 2014, capital expenditures were $311.1 million, including $151.0 million of progress payments toward the construction of three U.S.-flag product tankers. Equipment deliveries during the period included three crew boats, two supply boats, one wind farm utility vessel, 65 inland river dry-cargo barges, one inland river towboat and one foreign-flag short-sea container/RORO vessel.
During the nine months ended September 30, 2014, the Company sold six crew boats, four supply boats, one liftboat, one wind farm utility vessel, 60 dry-cargo barges, three inland river towboats, one U.S.-flag product tanker, which was leased back, one foreign-flag short-sea container/RORO vessel and other property and equipment for net proceeds of $207.7 million ($182.1 million in cash and $25.6 million in seller financing) and gains of $93.0 million, of which $39.2 million were recognized currently and $53.8 million were deferred. In addition, the Company recognized previously deferred gains of $3.5 million. The Company also received deposits of $5.8 million related to future dry-cargo barge sales.
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

	2014	2013
Balance at beginning of period	$124,763	$111,514
Adjustments to deferred gains arising from asset sales	53,832	14,609
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(12,196)	(7,707)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(3,484)	(2,146)
Balance at end of period	$162,915	$116,270
Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date.
As of September 30, 2014, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore support vessels (excluding wind farm utility)	20
Wind farm utility vessels	10
Inland river dry-cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag product tankers	25
Short-sea Container/RORO(1) vessels	20
Harbor tugs	25
Ocean liquid tank barges	25
Terminal and manufacturing facilities	20
______________________

(1)	Roll on/Roll off ("RORO").
The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the nine months ended September 30, 2014, the Company recognized impairment charges of $3.9 million related to two aircraft.

6.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Mexmar. Mexmar operates offshore support vessels in Mexico. During the nine months ended September 30, 2014, Mexmar purchased two offshore support vessels from the Company for $32.0 million ($6.4 million in cash and $25.6 million in seller financing). During the nine months ended September 30, 2014, Mexmar repaid $6.7 million of the seller financing.
SEA-Cat Crewzer II. Sea-Cat Crewzer II was formed to own and operate two high speed catamaran crew boats. During the nine months ended September 30, 2014, the Company received distributions of $14.0 million.
SEA-Cat Crewzer. Sea-Cat Crewzer was formed to own and operate two high speed catamaran crew boats. During the nine months ended September 30, 2014, the Company received distributions of $3.2 million.
OSV Partners. OSV Partners was formed to own and operate six offshore support vessels. During the nine months ended September 30, 2014, the Company contributed additional capital of $3.5 million to fund certain capital acquisitions. During the nine months ended September 30, 2014, OSV Partners purchased two offshore support vessels from the Company for $27.7 million in cash.
SCFCo Holdings. SCFCo Holdings was established to operate towboats and dry-cargo barges on the Parana-Paraguay Rivers in South America and a terminal facility at Port Ibicuy, Argentina. During the nine months ended September 30, 2014, the Company and its partner each contributed additional capital of $16.2 million and provided shareholder loans of $23.1 million. As of September 30, 2014, the Company had outstanding loans to SCFCo Holdings of $27.9 million. During the nine months ended September 30, 2014, SCFCo Holdings purchased 60 dry-cargo barges and three inland river towboats from the Company for $41.4 million and repaid $1.0 million of working capital advances.
SeaJon. SeaJon owns an articulated tug-barge operating in the Great Lakes trade. During the nine months ended September 30, 2014, the Company and its partner each contributed additional capital of $2.3 million to fund certain capital acquisitions.
Avion. Avion is a distributor of aircraft and aircraft related parts. During the nine months ended September 30, 2014, Avion repaid $4.0 million of outstanding notes to the Company.
Witt-O'Brien's. Witt-O'Brien's is a global leader in preparedness, crisis management, and disaster response and recovery. During the nine months ended September 30, 2014, the Company received distributions of $0.4 million from Witt-O'Brien's. On July 11, 2014, the Company acquired a controlling interest in Witt-O'Brien's through the acquisition of its partner's 45.8% equity interest for $35.4 million (see Note 4).
Cleancor. On August 20, 2013, CLEANCOR Energy Solutions LLC ("Cleancor") was established to be a full service solution provider delivering clean fuel to end users. During the nine months ended September 30, 2014, the Company contributed capital of $4.8 million to Cleancor to fund its start-up operations and provide capital for future investments.
Other. During the nine months ended September 30, 2014, the Company received a capital distribution of $2.1 million from one of Inland River Services' 50% or less owned companies, made capital contributions of $1.2 million, received distributions of $0.2 million and loaned $0.7 million to certain Offshore Marine Services' 50% or less owned companies and contributed capital of $0.2 million and loaned $1.5 million to certain of its industrial aviation businesses in Asia.
Guarantees. The Company has guaranteed the payment of amounts owed by one of its 50% or less owned companies under a vessel charter, has guaranteed amounts owed under banking facilities by certain of its 50% or less owned companies, and has guaranteed a construction contract for one of its 50% or less owned companies. As of September 30, 2014, the total amount guaranteed by the Company under these arrangements was $109.1 million. In addition, as of September 30, 2014, the Company had uncalled capital commitments to two of its 50% or less owned companies for a total of $2.3 million.

7.	COMMITMENTS AND CONTINGENCIES
As of September 30, 2014, the Company's unfunded capital commitments were $520.5 million and included: $201.6 million for 18 offshore support vessels; $1.3 million for two inland river tank barges; $3.3 million for four inland river towboats; $230.2 million for three U.S.-flag product tankers; $71.3 million for one U.S.-flag articulated tug-barge; and $12.8 million for other equipment and improvements. These commitments are payable as follows: $48.0 million is payable during the remainder of 2014; $426.0 million is payable during 2015-2016; and $46.5 million is payable during 2017-2018.
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by ORM during the Deepwater Horizon oil spill response and clean-up in the U.S Gulf of Mexico. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig "Deepwater Horizon", MDL No. 2179 filed in the U.S. District Court for the Eastern District of Louisiana ("MDL"). The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action and pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL, discussed further below. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
On December 15, 2010, NRC, a subsidiary of the Company prior to the SES Business Transaction, and ORM were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The "B3" master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. On July 17, 2014, the Court issued a pretrial order that established a protocol for disclosures clarifying the basis for the “B3” claims asserted against the Clean-Up Responder Defendants, including ORM and NRC, in the MDL. Under this protocol, Plaintiffs who satisfy certain criteria and believe they have specific evidence in support of their claims, including that any Clean-Up Responder Defendant(s) failed to act pursuant to the authority and direction of the federal government in conducting Deepwater Horizon oil spill remediation and clean-up operations, must submit a sworn statement or face dismissal. Plaintiffs’ deadline to serve such sworn statements in support of their claims was September 22, 2014, with the exception of several Plaintiffs who were granted an extension until October 10, 2014. The Clean-Up Responder Defendants’ deadline to work with the Plaintiffs’ Steering Committee in the MDL and provide the Court with a detailed listing regarding compliance with the pretrial order is November 14, 2014. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Subsequent to the filing of the referenced master complaint, ten additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. By court order, all of these additional individuals' cases have been stayed until further notice. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 13, 2011, the Company was named as a defendant in Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), an action in which plaintiff, a former employee, alleges sustaining personal injuries in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case is subject to the MDL Court’s stay of individual proceedings, the employee moved to sever his case from the MDL on July 16, 2012, which the Court denied on March 5, 2013. The employee filed a motion asking the Court to reconsider, which was denied on May 3, 2013, and the employee filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) on May 22, 2013. On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction, which was granted on August 16, 2013. The same company employee has also brought a claim in the M/V Seacor Vanguard vessel’s limitation action in the MDL which relates to any actions that may have been taken by vessels owned by the Company to extinguish the fire. On October 20, 2014, the Company moved for summary judgment, seeking dismissal with prejudice of all of the company employee’s claims in the MDL in light of the Court’s prior rulings. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.)., which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., and M-I L.L.C. also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC have asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. Transocean's limitation action, and thus the remainder of the aforementioned cross-claims, remains pending. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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
In connection with the SES Business Transaction, the Company remains contingently liable for certain obligations, including potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response. Such potential liabilities may not exceed the consideration received by the Company for the SES Business Transaction and the Company currently is indemnified under contractual agreements with BP.
During the nine months ended September 30, 2014, the Company received net litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction. Upon settlement of the litigation, the Company recognized a gain of $14.7 million, which is included in other income (expense) in the accompanying condensed consolidated statements of income.
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
During the nine months ended September 30, 2014, the Company received notification from the American Maritime Officers Pension Plan (the "AMOPP”) that the Company's withdrawal liability as of September 30, 2013 was $46.5 million based on an actuarial valuation performed as of that date. That liability may change in future years based on various factors, primarily employee census. As of September 30, 2014, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.

9.	LONG-TERM DEBT
As of September 30, 2014, the Company had outstanding letters of credit totaling $18.2 million with various expiration dates through 2018.
During the nine months ended September 30, 2014, the Company made scheduled payments on long-term debt of $9.6 million and made net repayments of $3.1 million under inventory financing arrangements. In addition, Witt O'Brien's received advances of $11.5 million and made repayments of $9.4 million on its revolving credit facility (see Note 4).
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the nine months ended September 30, 2014, the Company did not repurchase any of its 7.375% Senior Notes due 2019.

10.	STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the nine months ended September 30, 2014, the Company acquired 1,609,496 shares of Common Stock for treasury for an aggregate purchase price of $127.2 million. During the nine months ended September 30, 2014, SEACOR’s Board of Directors increased the Company's authority to repurchase Common Stock to $150.0 million. As of September 30, 2014, the remaining authority under the repurchase plan was $90.5 million.
On September 23, 2014, the Company executed a purchase agreement whereby the Company appointed Goldman, Sachs & Co. as broker to purchase Common Stock in compliance with the requirements of Rule 10b5-1(c)(l)(i) for the period October 1, 2014 through October 28, 2014. Subsequent to September 30, 2014 and through October 24, 2014, the Company purchased 472,200 shares of Common Stock for treasury for an aggregate purchase price of $35.7 million.

11.	NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company's consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests			September 30, 2014	December 31, 2013
Offshore Marine Services:
Windcat Workboats Ltd.	25%			$7,610	$7,541
Other	1.8%	–	33.3%	1,341	1,600
Inland River Services:
Other	3.0%	–	51.8%	954	2,612
Shipping Services:
Sea-Vista	49%			77,222	—
Illinois Corn Processing	30%			18,413	10,894
Other	5.0%	–	18.9%	2,022	1,929
				$107,562	$24,576
Windcat Workboats. Windcat Workboats Holdings Ltd. (“Windcat Workboats”) owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. As of September 30, 2014, the net assets of Windcat Workboats were $30.4 million. During the nine months ended September 30, 2014, the net income of Windcat Workboats was $1.0 million, of which $0.2 million was attributable to noncontrolling interests. During the nine months ended September 30, 2013, the net loss of Windcat Workboats was $0.9 million, of which $0.2 million was attributable to noncontrolling interests.
SEA-Vista. On May 2, 2014, the Company issued a 49% noncontrolling interest to a financial investor in certain of its subsidiaries (collectively "SEA-Vista") that own and operate the Company's fleet of U.S.-flag product tankers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products for $145.7 million, net of $3.2 million in issue costs. SEA-Vista also holds the Company's contracts for the construction of three 50,000 DWT (deadweight tonnage) product tankers with expected deliveries in May 2016, October 2016 and March 2017, as well as its Title XI bonds payable and reserve funds and certain other working capital. The Company has evaluated the noncontrolling interest's protective rights in SEA-Vista, its ownership interest, and the underlying terms and conditions that govern SEA-Vista's operations and determined that the Company controls SEA-Vista. As a result, the Company has consolidated the financial position, operating results and cash flows of SEA-Vista. As of September 30, 2014, the net assets of SEA-Vista were $157.6 million. From May 2, 2014 through September 30, 2014, the net income of SEA-Vista was $12.9 million, of which $6.3 million was attributable to noncontrolling interests.
Illinois Corn Processing. Illinois Corn Processing LLC (“ICP”) owns and operates an alcohol manufacturing, storage and distribution facility located in Pekin, IL. As of September 30, 2014, the net assets of ICP were $67.7 million. During the nine months ended September 30, 2014, the net income of ICP was $29.0 million, of which $7.5 million was attributable to noncontrolling interests. During the nine months ended September 30, 2013, the net loss of ICP was $4.4 million, of which $1.6 million was attributable to noncontrolling interests.
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
Inland River Services. During the nine months ended September 30, 2014, the Company acquired the noncontrolling interest in one of its Inland River Services partnerships for $3.1 million ($2.1 million in cash and $1.0 million through the distribution of an inland river towboat to the noncontrolling interest holder).

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

Computations of basic and diluted earnings per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Net Income Attributable to SEACOR	Average O/S Shares	Per Share	Net Income Attributable to SEACOR	Average O/S Shares	Per Share
2014
Basic Weighted Average Common Shares Outstanding	$27,463	19,196,121	$1.43	$60,039	19,761,620	$3.04
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	405,770		—	412,773
Convertible Notes(2)	5,320	6,025,851		9,481	4,200,525
Diluted Weighted Average Common Shares Outstanding	$32,783	25,627,742	$1.28	$69,520	24,374,918	$2.85
2013
Basic Weighted Average Common Shares Outstanding	$30,291	19,964,695	$1.52	$28,574	19,843,778	$1.44
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	436,364		—	354,671
Convertible Notes(3)	3,086	4,200,525		—	—
Diluted Weighted Average Common Shares Outstanding	$33,377	24,601,584	$1.36	$28,574	20,198,449	$1.41
______________________

(1)
For the three months ended September 30, 2014 and 2013, diluted earnings per common share of SEACOR excluded 457,651 and 115,832 of certain share awards, respectively, as the effect of their inclusion in the computation would be anti-dilutive. For the nine months ended September 30, 2014 and 2013, diluted earnings per common share of SEACOR excluded 330,918 and 303,313 of certain share awards, respectively, as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the nine months ended September 30, 2014, diluted earnings per common share of SEACOR excluded 1,825,326 common shares issuable pursuant to the Company's 3.0% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

(3)
For the nine months ended September 30, 2013, diluted earnings per common share of SEACOR excluded 4,200,525 common shares issuable pursuant to the Company's 2.5% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

13.	SHARE BASED COMPENSATION
Transactions in connection with the Company’s share based compensation plans during the nine months ended September 30, 2014 were as follows:

Director stock awards granted	1,875
Employee Stock Purchase Plan (“ESPP”) shares issued	30,622
Restricted stock awards granted	147,645
Restricted stock awards canceled	1,000
Shares released from Deferred Compensation Plan	216
Stock Option Activities:
Outstanding as of December 31, 2013	1,481,280
Granted	151,350
Exercised	(92,332)
Outstanding as of September 30, 2014	1,540,298
Shares available for future grants and ESPP purchases as of September 30, 2014	1,178,003

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
The following tables summarize the operating results, capital expenditures and assets of the Company's reportable segments.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2014
Operating Revenues:
External customers	135,143	59,297	51,659	53,813	39,024	—	338,936
Intersegment	35	635	—	—	—	(670)	—
	135,178	59,932	51,659	53,813	39,024	(670)	338,936
Costs and Expenses:
Operating	90,736	43,947	29,068	44,461	30,099	(635)	237,676
Administrative and general	14,514	3,520	5,883	463	8,629	13,646	46,655
Depreciation and amortization	16,269	7,841	6,730	1,055	649	1,060	33,604
	121,519	55,308	41,681	45,979	39,377	14,071	317,935
Gains (Losses) on Asset Dispositions	3,219	26,429	(2)	—	—	223	29,869
Operating Income (Loss)	16,878	31,053	9,976	7,834	(353)	(14,518)	50,870
Other Income (Expense):
Derivative gains (losses), net	(33)	—	—	(2,674)	205	(36)	(2,538)
Foreign currency losses, net	(1,870)	(450)	(27)	—	(121)	(591)	(3,059)
Other, net	—	—	123	—	42	(54)	111
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,529	(95)	(2,188)	—	726	—	972
Segment Profit	17,504	30,508	7,884	5,160	499
Other Income (Expense) not included in Segment Profit							3,032
Less Equity Earnings included in Segment Profit							(972)
Income Before Taxes and Equity Earnings							48,416

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2014
Operating Revenues:
External customers	402,314	171,508	157,635	185,267	60,453	—	977,177
Intersegment	112	2,390	—	—	—	(2,502)	—
	402,426	173,898	157,635	185,267	60,453	(2,502)	977,177
Costs and Expenses:
Operating	278,534	128,668	84,083	148,164	51,499	(2,390)	688,558
Administrative and general	43,100	11,692	17,200	1,568	15,189	30,669	119,418
Depreciation and amortization	49,021	22,775	21,599	3,055	816	2,950	100,216
	370,655	163,135	122,882	152,787	67,504	31,229	908,192
Gains (Losses) on Asset Dispositions and Impairments, Net	14,483	28,092	(43)	—	(409)	(3,281)	38,842
Operating Income (Loss)	46,254	38,855	34,710	32,480	(7,460)	(37,012)	107,827
Other Income (Expense):
Derivative gains (losses), net	(164)	—	—	(3,475)	972	(14)	(2,681)
Foreign currency losses, net	(441)	(303)	(36)	—	(59)	(699)	(1,538)
Other, net	14,739	(38)	(3,652)	493	(4,796)	(77)	6,669
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	7,414	(3,842)	129	—	(1,020)	—	2,681
Segment Profit (Loss)	67,802	34,672	31,151	29,498	(12,363)
Other Income (Expense) not included in Segment Profit (Loss)							(2,955)
Less Equity Earnings included in Segment Profit (Loss)							(2,681)
Income Before Taxes and Equity Earnings							107,322

Capital Expenditures	63,377	48,402	180,736	2,485	148	15,946	311,094

As of September 30, 2014
Property and Equipment:
Historical cost	1,124,701	501,594	455,765	47,155	7,133	30,161	2,166,509
Accumulated depreciation	(495,272)	(159,003)	(207,482)	(14,423)	(3,827)	(9,986)	(889,993)
	629,429	342,591	248,283	32,732	3,306	20,175	1,276,516
Construction in progress	71,880	29,793	181,953	195	235	306	284,362
	701,309	372,384	430,236	32,927	3,541	20,481	1,560,878
Investments, at Equity, and Advances to 50% or Less Owned Companies	110,648	90,356	204,580	—	39,242	—	444,826
Inventories	4,755	2,389	1,173	10,076	2,503	—	20,896
Goodwill	13,367	2,718	1,852	—	44,967	—	62,904
Intangible Assets	2,350	6,797	434	—	24,725	—	34,306
Other current and long-term assets, excluding cash and near cash assets(3)	140,805	58,476	19,959	12,426	86,119	21,623	339,408
Segment Assets	973,234	533,120	658,234	55,429	201,097
Cash and near cash assets(3)							827,852
Total Assets							3,291,070
______________________

(1)	Operating revenues includes $177.2 million of tangible product sales and operating expenses includes $139.9 million of costs of goods sold.

(2)	Inventories includes raw materials of $1.8 million and work in process of $1.3 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2013
Operating Revenues:
External customers	156,173	51,950	48,200	52,580	27,881	—	336,784
Intersegment	25	792	—	—	—	(817)	—
	156,198	52,742	48,200	52,580	27,881	(817)	336,784
Costs and Expenses:
Operating	95,113	38,473	28,215	52,390	26,141	(792)	239,540
Administrative and general	14,132	3,431	5,133	428	1,429	6,910	31,463
Depreciation and amortization	16,470	6,869	7,841	1,489	92	742	33,503
	125,715	48,773	41,189	54,307	27,662	6,860	304,506
Gains on Asset Dispositions	15,343	783	3,104	—	—	—	19,230
Operating Income (Loss)	45,826	4,752	10,115	(1,727)	219	(7,677)	51,508
Other Income (Expense):
Derivative gains (losses), net	32	—	—	1,129	(380)	(1,084)	(303)
Foreign currency gains (losses), net	1,937	(89)	6	—	15	361	2,230
Other, net	—	—	540	—	(3)	(60)	477
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,527	80	(1,413)	—	36	—	230
Segment Profit (Loss)	49,322	4,743	9,248	(598)	(113)
Other Income (Expense) not included in Segment Profit (Loss)							(7,389)
Less Equity Earnings included in Segment Profit (Loss)							(230)
Income Before Taxes and Equity Earnings							46,523

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2013
Operating Revenues:
External customers	418,815	148,153	142,779	146,807	62,857	—	919,411
Intersegment	77	2,023	—	—	—	(2,100)	—
	418,892	150,176	142,779	146,807	62,857	(2,100)	919,411
Costs and Expenses:
Operating	282,725	110,055	84,383	145,837	59,589	(2,023)	680,566
Administrative and general	43,194	11,376	16,434	1,566	4,408	24,848	101,826
Depreciation and amortization	49,217	21,031	23,545	4,467	287	2,287	100,834
	375,136	142,462	124,362	151,870	64,284	25,112	883,226
Gains on Asset Dispositions and Impairments, Net	25,577	5,776	149	—	1,907	141	33,550
Operating Income (Loss)	69,333	13,490	18,566	(5,063)	480	(27,071)	69,735
Other Income (Expense):
Derivative gains (losses), net	357	—	—	1,641	12	(5,245)	(3,235)
Foreign currency losses, net	(2,160)	(7)	(9)	—	(321)	(200)	(2,697)
Other, net	11	—	742	—	51	(129)	675
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	10,534	(2,306)	(3,321)	—	2,164	—	7,071
Segment Profit (Loss)	78,075	11,177	15,978	(3,422)	2,386
Other Income (Expense) not included in Segment Profit (Loss)							(11,214)
Less Equity Earnings included in Segment Profit (Loss)							(7,071)
Loss Before Taxes, Equity Earnings and Discontinued Operations							53,264

Capital Expenditures	85,324	22,138	36,218	656	384	1,763	146,483

As of September 30, 2013
Property and Equipment:
Historical cost	1,160,334	473,349	495,877	43,812	3,992	30,951	2,208,315
Accumulated depreciation	(457,454)	(140,747)	(216,270)	(10,081)	(600)	(10,452)	(835,604)
	702,880	332,602	279,607	33,731	3,392	20,499	1,372,711
Construction in progress	95,552	23,814	7,323	632	2,119	41	129,481
	798,432	356,416	286,930	34,363	5,511	20,540	1,502,192
Investments, at Equity, and Advances to 50% or Less Owned Companies	99,191	57,445	123,354	—	85,901	—	365,891
Inventories	6,187	2,277	1,794	12,856	2,328	—	25,442
Goodwill	13,367	2,759	1,852	—	—	—	17,978
Intangible Assets	4,116	8,049	1,002	29	387	—	13,583
Other current and long-term assets, excluding cash and near cash assets(3)	160,248	45,881	19,480	6,765	62,863	23,060	318,297
Segment Assets	1,081,541	472,827	434,412	54,013	156,990
Cash and near cash assets(3)							608,341
Total Assets							2,851,724
 ______________________

(1)	Operating revenues includes $141.1 million of tangible product sales and operating expenses includes $140.1 million of costs of goods sold.

(2)	Inventories includes raw materials of $2.7 million and work in process of $2.1 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

15.	DISCONTINUED OPERATIONS
Summarized selected operating results of the Company's discontinued operations for the nine months ended September 30, 2013 were as follows (in thousands):

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

Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and nine months ("Current Nine Months") ended September 30, 2014, compared with the three months (“Prior Year Quarter”) and nine months ("Prior Nine Months") ended September 30, 2013. See "Item 1. Financial Statements—Note 14. Segment Information" included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the same meaning as such defined terms used in the Company's Annual report on Form 10-K for the year ended December 31, 2013.
Offshore Marine Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	56,932	42	75,356	48	182,603	45	205,803	49
Africa, primarily West Africa	16,903	13	17,259	11	51,055	13	48,636	12
Middle East	11,466	8	13,383	9	35,568	9	37,683	9
Brazil, Mexico, Central and South America	12,885	9	14,663	9	33,548	8	35,167	8
Europe, primarily North Sea	29,485	22	26,498	17	84,211	21	74,694	18
Asia	7,507	6	9,039	6	15,441	4	16,909	4
	135,178	100	156,198	100	402,426	100	418,892	100
Costs and Expenses:
Operating:
Personnel	48,218	36	50,753	33	142,628	35	141,494	34
Repairs and maintenance	12,623	9	11,562	7	39,841	10	37,711	9
Drydocking	7,606	5	9,017	6	29,573	7	35,045	8
Insurance and loss reserves	3,753	3	4,421	3	10,341	3	12,211	3
Fuel, lubes and supplies	7,023	5	7,883	5	21,419	5	22,289	5
Leased-in equipment	6,495	5	6,714	4	20,394	5	20,225	5
Brokered vessel activity	30	—	46	—	54	—	46	—
Other	4,988	4	4,717	3	14,284	4	13,704	3
	90,736	67	95,113	61	278,534	69	282,725	67
Administrative and general	14,514	11	14,132	9	43,100	11	43,194	10
Depreciation and amortization	16,269	12	16,470	10	49,021	12	49,217	12
	121,519	90	125,715	80	370,655	92	375,136	89
Gains on Asset Dispositions	3,219	2	15,343	10	14,483	3	25,577	6
Operating Income	16,878	12	45,826	30	46,254	11	69,333	17
Other Income (Expense):
Derivative gains (losses), net	(33)	—	32	—	(164)	—	357	—
Foreign currency gains (losses), net	(1,870)	(1)	1,937	1	(441)	—	(2,160)	(1)
Other, net	—	—	—	—	14,739	4	11	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	2,529	2	1,527	1	7,414	2	10,534	3
Segment Profit(1)	17,504	13	49,322	32	67,802	17	78,075	19
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 11. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Type. The table below sets forth, for the periods indicated, the amount of operating revenues earned by type.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	54,021	40	71,810	46	173,881	43	196,175	47
Africa, primarily West Africa	16,090	12	16,957	11	48,244	12	46,800	11
Middle East	9,218	7	11,447	7	28,843	7	33,010	8
Brazil, Mexico, Central and South America	11,805	9	12,942	8	30,630	8	29,166	7
Europe, primarily North Sea	28,832	21	25,750	17	82,386	20	73,375	18
Asia	6,697	5	7,741	5	14,629	4	14,753	3
Total time charter	126,663	94	146,647	94	378,613	94	393,279	94
Bareboat charter	926	1	901	1	2,219	1	2,665	1
Brokered vessel activity	—	—	—	—	—	—	(1)	—
Other marine services	7,589	5	8,650	5	21,594	5	22,949	5
	135,178	100	156,198	100	402,426	100	418,892	100

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rates Per Day Worked:
Anchor handling towing supply	$26,175	$29,008	$25,610	$26,460
Crew	9,542	8,553	9,117	7,960
Mini-supply	6,550	8,048	6,802	7,817
Standby safety	11,091	9,922	10,903	9,729
Supply	18,355	17,541	17,428	16,469
Towing supply	9,223	10,970	9,608	9,809
Specialty	38,716	37,121	28,766	27,477
Liftboats	23,933	25,001	23,084	22,098
Overall Average Rates Per Day Worked (excluding wind farm utility)	15,863	15,677	15,202	14,055
Wind farm utility	2,688	2,315	2,563	2,260
Overall Average Rates Per Day Worked	12,239	12,454	12,054	11,390
Utilization:
Anchor handling towing supply	76%	75%	79%	74%
Crew	71%	88%	76%	90%
Mini-supply	100%	96%	91%	88%
Standby safety	89%	88%	88%	87%
Supply	75%	75%	81%	76%
Towing supply	70%	83%	79%	87%
Specialty	54%	58%	51%	45%
Liftboats	66%	82%	69%	72%
Overall Fleet Utilization (excluding wind farm utility)	77%	83%	79%	81%
Wind farm utility	97%	95%	90%	90%
Overall Fleet Utilization	81%	86%	81%	83%
Available Days:
Anchor handling towing supply	1,541	1,564	4,618	4,641
Crew	2,488	2,844	7,626	8,961
Mini-supply	413	552	1,431	1,747
Standby safety	2,208	2,208	6,552	6,552
Supply	1,298	1,564	4,235	4,683
Towing supply	184	184	546	546
Specialty	276	327	819	1,051
Liftboats	1,380	1,543	4,095	4,777
Overall Fleet Available Days (excluding wind farm utility)	9,788	10,786	29,922	32,958
Wind farm utility	2,944	2,978	8,719	8,657
Overall Fleet Available Days	12,732	13,764	38,641	41,615

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $21.0 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $20.0 million lower in the Current Year Quarter compared with the Prior Year Quarter.
              In the U.S. Gulf of Mexico, time charter revenues were $17.8 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $2.0 million lower due to reduced utilization and $7.0 million lower due to a decrease in average day rates. In addition, time charter revenues were $5.1 million lower due to net fleet dispositions, $3.3 million lower due to the repositioning of vessels between geographic regions, and $0.4 million lower due to the effect of cold-stacking vessels. As of September 30, 2014, the Company had two vessels cold-stacked in this region, compared with none as of September 30, 2013.
                In Africa, time charter revenues were $0.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $2.6 million lower due to reduced utilization and $1.1 million lower due to a decrease in average day rates. Time charter revenues were $1.3 million higher due to fleet additions and $1.5 million higher due to the repositioning of vessels between geographic regions.
                In the Middle East, time charter revenues were $2.2 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $1.0 million lower due to reduced utilization, $0.2 million lower due to a decrease in average day rates, and $1.0 million lower due to the repositioning of vessels between geographic regions.
                In Brazil, Mexico, Central and South America, time charter revenues were $1.1 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $2.1 million higher due to improved utilization, $2.6 million lower due to the repositioning of vessels between geographic regions and $0.6 million lower due to a decrease in average day rates.
                In Europe, excluding the wind farm utility vessels, time charter revenues were $2.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.7 million higher due to improved average day rates, $0.5 million higher due to improved utilization and $1.5 million higher due to favorable changes in currency exchange rates. Time charter revenues for the wind farm utility vessels were $0.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.5 million higher due to improved average day rates, $0.5 million higher due to favorable changes in currency exchange rates, $0.2 million higher due to net fleet additions, $0.7 million lower due to the repositioning of vessels between geographic regions, and $0.1 million lower due to reduced utilization.
                In Asia, time charter revenues were $1.1 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $1.5 million lower due to reduced utilization and $0.4 million higher due to improved average day rates.
                Operating Expenses. Operating expenses were $4.4 million lower for the Current Year Quarter compared with the Prior Year Quarter. Personnel costs were $2.5 million lower primarily due to net fleet dispositions partially offset by the impact of increased wage and benefit costs. Repair and maintenance expenses were $1.1 million higher primarily due to engine overhauls performed on two vessels during the Current Year Quarter prior to their repositioning between geographic regions. Drydocking costs were $1.4 million lower primarily due to a reduction in drydocking activity in the U.S. Gulf of Mexico and Europe.
                Gains on Asset Dispositions. During the Current Year Quarter, the Company sold three offshore support vessels and other equipment for net proceeds of $53.4 million and gains of $16.6 million, of which $3.2 million was recognized currently and $13.4 million was deferred. During the Prior Year Quarter, the Company sold six offshore support vessels and other equipment for net proceeds of $42.2 million and gains of $15.3 million, all of which was recognized currently.
                Operating Income. Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 10% in the Current Year Quarter compared with 20% in the Prior Year Quarter. The decrease was primarily due to weaker market conditions in the U.S. Gulf of Mexico.

Current Nine Months compared with Prior Nine Months
               Operating Revenues. Operating revenues were $16.5 million lower in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $14.7 million lower in the Current Nine Months compared with the Prior Nine Months.
                  In the U.S. Gulf of Mexico, time charter revenues were $22.3 million lower in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $1.7 million higher due to improved utilization, $6.9 million lower due to a decrease in average day rates, $11.7 million lower due to net fleet dispositions, $1.8 million lower due to the effect of cold-stacking vessels and $3.6 million lower due to the repositioning of vessels between geographic regions. As of September 30, 2014, the Company had two vessels cold-stacked in this region compared with none as of September 30, 2013.
                In Africa, time charter revenues were $1.4 million higher in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $0.2 million higher due to improved utilization, $1.7 million higher due to fleet additions and $1.9 million higher due to the repositioning of vessels between geographic regions. Time charter revenues were $2.4 million lower due to a decrease in average day rates.
                In the Middle East, time charter revenues were $4.2 million lower in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $3.5 million lower due to reduced utilization, $1.7 million lower due to the repositioning of vessels between geographic regions and $1.0 million higher due to improved average day rates.
                In Brazil, Mexico, Central and South America, time charter revenues were $1.5 million higher in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $5.3 million higher due to improved utilization, $2.4 million lower due to the repositioning of vessels between geographic regions and $1.4 million lower due to a decrease in average day rates.
                In Europe, excluding the wind farm utility vessels, time charter revenues were $7.2 million higher in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $1.7 million higher due to increased average day rates, $4.6 million higher due to favorable changes in currency exchange rates and $0.9 million higher due to improved utilization. Time charter revenues for the wind farm utility vessels were $1.8 million higher in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $1.2 million higher due to improved average day rates, $1.3 million higher due to favorable changes in currency exchange rate, $1.1 million higher due to net fleet additions, $0.5 million lower due to reduced utilization, and $1.3 million lower due to the repositioning of vessels between geographic regions.
                In Asia, time charter revenues were $0.1 million lower in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $0.4 million higher due to improved average day rates, and $0.5 million lower due to reduced utilization.
              Operating Expenses. Operating expenses were $4.2 million lower for the Current Nine Months compared with the Prior Nine Months. Personnel costs were $1.1 million higher primarily due to higher wage and benefits costs partially offset by the impact of net fleet dispositions. Repair and maintenance expenses were $2.1 million higher primarily due to engine overhauls performed on two vessels during the Current Nine Months prior to their repositioning between geographic regions. Drydocking costs were $5.5 million lower primarily due to a reduction in drydocking activity in the U.S. Gulf of Mexico, West Africa, Brazil, Mexico, Central and South America, Europe and Asia.
              Gains on Asset Dispositions. During the Current Nine Months, the Company sold twelve offshore support vessels and other equipment for net proceeds of $114.1 million and gains of $38.8 million, of which $13.4 million was recognized currently and $25.4 million was deferred. In addition, the Company recognized previously deferred gains of $1.1 million. During the Prior Nine Months, the Company sold 14 offshore support vessels and other equipment for net proceeds of $117.4 million and gains of $25.5 million, all of which was recognized currently. In addition, the Company recognized previously deferred gains of $0.1 million.
              Operating Income. Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 8% in the Current Nine Months compared with 11% in the Prior Nine Months. The decrease was primarily due to weaker market conditions in the U.S. Gulf of Mexico.
Other, net. During the Current Nine Months, the Company received net litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction. Upon settlement of the litigation, the Company recognized a gain of $14.7 million.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. During the Prior Nine Months, the Company acquired a controlling interest in C-Lift LLC through the acquisition of the partner’s 50% interest and recognized a $4.2 million gain, net of tax, upon marking its investment to fair value.

The composition of Offshore Marine Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2014
Anchor handling towing supply	14	1	3	—	18
Crew	22	7	6	3	38
Mini-supply	4	2	—	1	7
Standby safety	24	1	—	—	25
Supply	7	9	8	3	27
Towing supply	2	1	—	—	3
Specialty	3	5	—	1	9
Liftboats	13	—	2	—	15
Wind farm utility	32	3	—	—	35
	121	29	19	8	177
2013
Anchor handling towing supply	14	1	3	—	18
Crew	26	7	7	3	43
Mini-supply	4	2	2	—	8
Standby safety	24	1	—	—	25
Supply	9	4	9	4	26
Towing supply	2	1	—	—	3
Specialty	3	5	—	4	12
Liftboats	15	—	—	—	15
Wind farm utility	32	—	1	—	33
	129	21	22	11	183

Inland River Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	59,587	99	52,464	99	172,995	99	149,010	99
Foreign	345	1	278	1	903	1	1,166	1
	59,932	100	52,742	100	173,898	100	150,176	100
Costs and Expenses:
Operating:
Barge logistics	27,064	45	20,869	40	78,087	45	57,387	38
Personnel	6,286	10	5,949	11	18,088	10	17,781	12
Repairs and maintenance	3,145	5	2,055	4	7,086	4	6,670	4
Insurance and loss reserves	931	2	880	2	2,944	2	2,727	2
Fuel, lubes and supplies	1,509	3	1,243	2	5,170	3	4,279	3
Leased-in equipment	1,999	3	4,260	8	7,907	5	11,455	8
Other	3,013	5	3,217	6	9,386	5	9,756	7
	43,947	73	38,473	73	128,668	74	110,055	73
Administrative and general	3,520	6	3,431	6	11,692	7	11,376	7
Depreciation and amortization	7,841	13	6,869	13	22,775	13	21,031	14
	55,308	92	48,773	92	163,135	94	142,462	94
Gains on Asset Dispositions	26,429	44	783	1	28,092	16	5,776	4
Operating Income	31,053	52	4,752	9	38,855	22	13,490	10
Other Income (Expense):
Foreign currency losses, net	(450)	(1)	(89)	—	(303)	—	(7)	—
Other, net	—	—	—	—	(38)	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(95)	—	80	—	(3,842)	(2)	(2,306)	(2)
Segment Profit(1)	30,508	51	4,743	9	34,672	20	11,177	8
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 11. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues earned by service line.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Dry-cargo barge pools	32,965	55	22,952	44	92,232	53	61,884	41
Charter-out of dry-cargo barges	933	2	1,466	3	3,330	2	4,418	3
Liquid unit tow operations	11,106	18	10,612	20	33,505	19	31,744	21
10,000 barrel liquid tank barge operations	5,924	10	6,071	11	17,742	10	17,756	12
Terminal operations	4,899	8	4,734	9	14,471	8	14,022	9
Fleeting operations	4,842	8	4,911	9	16,109	9	14,894	10
Inland river towboat operations and other activities	2,819	5	4,692	9	8,016	5	14,748	10
Inland river eliminations	(3,556)	(6)	(2,696)	(5)	(11,507)	(6)	(9,290)	(6)
	59,932	100	52,742	100	173,898	100	150,176	100
Dry-Cargo Barge Pools Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry-cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Tons	%	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	1,148	64	1,081	70	3,067	61	2,428	60
Non-Grain	647	36	456	30	1,953	39	1,622	40
	1,795	100	1,537	100	5,020	100	4,050	100

	Days		Days		Days		Days
Available barge days	53,074		52,015		157,619		156,030
Operating Revenues. Operating revenues were $7.2 million higher in the Current Year Quarter compared with the Prior Year Quarter and $23.7 million higher in the Current Nine Months compared with the Prior Year Nine Months. Operating revenues for the dry-cargo barge pools were $10.0 million higher in the Current Year Quarter and $30.3 million higher in the Current Nine Months primarily due to strong demand for barge freight related to the commencement of harvest with higher crop yields than 2013 and stronger demand for northbound freight. Operating revenues from liquid unit tow operations were $0.5 million higher in the Current Year Quarter and $1.8 million higher in the Current Nine Months primarily due to higher rates and increased utilization. Operating revenues from fleeting operations were $1.2 million higher in the Current Nine Months primarily due to the acquisition and deployment of additional fleeting assets. Operating revenues from inland river towboat operations and other activities were $1.9 million lower in the Current Year Quarter and $6.7 million lower in the Current Nine Months primarily due to removing four inland river towboats from service.
                Operating Expenses. Operating expenses were $5.5 million higher in the Current Year Quarter compared with the Prior Year Quarter and $18.6 million higher in the Current Nine Months compared with the Prior Nine Months. Barge logistics expenses were $6.2 million higher in the Current Year Quarter and $20.7 million higher in the Current Nine Months primarily due to increased activity levels discussed above and higher towing rates for the dry-cargo barge pools as a result of difficult river operating conditions in the first half of the year. Repair and maintenance expenses were $1.1 million higher in the Current Year Quarter and $0.4 million higher in the Current Nine Months primarily due to the cost of U.S. Coast Guard inspections and related repair expenditures for the 10,000 barrel liquid tank barge fleet. Leased-in equipment expenses were $2.3 million lower in the Current Year Quarter and $3.5 million lower in the Current Nine Months primarily due to a reduction in costs associated with chartered-in towboats returned during the Current Nine Months.

                Gains on Asset Dispositions. During the Current Nine Months, the Company sold 60 dry-cargo barges, three inland river towboats and other equipment for net proceeds of $45.2 million and gains of $25.7 million, all of which was recognized currently. In addition, the Company recognized previously deferred gains of $2.4 million. During the Prior Nine Months, the Company sold 16 dry-cargo barges, eight 30,000 barrel tank barges and other equipment for net proceeds of $27.4 million and gains of $6.0 million, of which $3.7 million was recognized currently and $2.4 million was deferred. In addition, the Company recognized previously deferred gains of $2.1 million.
Operating Income. Excluding the impact of gains on asset dispositions, operating income as a percentage of operating revenues was consistent in the Current Year Quarter compared with the Prior Year Quarter and was consistent in the Current Nine Months compared with the Prior Nine Months.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. Equity in losses in the Current Nine Months and the Prior Nine Months were primarily due to the continued intermediary operations following a structural failure of the terminal facility at the Port of Ibicuy, Argentina.
Fleet Count
The composition of Inland River Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2014
Dry-cargo barges	672	232	2	550	1,456
Liquid tank barges	65	—	8	1	74
Deck barges	20	—	—	—	20
Towboats:
4,000 hp - 6,250 hp	1	15	—	—	16
3,300 hp - 3,900 hp	—	1	—	—	1
Less than 3,200 hp	13	2	—	—	15
	771	250	10	551	1,582
2013
Dry-cargo barges	667	172	2	568	1,409
Liquid tank barges	65	—	8	2	75
Deck barges	20	—	—	—	20
Towboats:
4,000 hp - 6,250 hp	3	13	—	—	16
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	12	2	—	—	14
Dry-cargo vessel(1)	—	1	—	—	1
	768	188	10	570	1,536
 ______________________

(1)	Argentine-flag.

Shipping Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	43,878	85	41,259	86	133,732	85	120,228	84
Foreign	7,781	15	6,941	14	23,903	15	22,551	16
	51,659	100	48,200	100	157,635	100	142,779	100
Costs and Expenses:
Operating:
Personnel	9,324	18	8,694	18	27,309	17	25,729	18
Repairs and maintenance	2,412	5	2,461	5	6,845	4	7,476	5
Drydocking	1,532	3	2,846	6	2,533	2	8,309	6
Insurance and loss reserves	1,152	2	1,161	2	2,976	2	2,899	2
Fuel, lubes and supplies	4,296	8	3,982	8	13,113	8	12,652	9
Leased-in equipment	5,712	11	4,454	9	17,633	11	13,706	10
Other	4,640	9	4,617	10	13,674	9	13,612	9
	29,068	56	28,215	58	84,083	53	84,383	59
Administrative and general	5,883	12	5,133	11	17,200	11	16,434	12
Depreciation and amortization	6,730	13	7,841	16	21,599	14	23,545	17
	41,681	81	41,189	85	122,882	78	124,362	88
Gains (Losses) on Asset Dispositions and Impairments, Net	(2)	—	3,104	6	(43)	—	149	—
Operating Income	9,976	19	10,115	21	34,710	22	18,566	12
Other Income (Expense):
Foreign currency gains (losses), net	(27)	—	6	—	(36)	—	(9)	—
Other, net	123	—	540	1	(3,652)	(2)	742	1
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(2,188)	(4)	(1,413)	(3)	129	—	(3,321)	(2)
Segment Profit(1)	7,884	15	9,248	19	31,151	20	15,978	11
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Petroleum Transportation:
Time charter	14,568	28	13,271	28	41,524	26	34,267	24
Bareboat charter	8,744	17	8,744	18	25,946	17	25,946	18
Harbor towing and bunkering	18,655	36	17,971	37	60,954	39	56,195	40
Short-sea transportation	9,570	19	8,094	17	28,846	18	26,016	18
Technical management services	122	—	120	—	365	—	355	—
	51,659	100	48,200	100	157,635	100	142,779	100

Operating Revenues. Operating revenues were $3.5 million higher in the Current Year Quarter compared with the Prior Year Quarter and $14.9 million higher in the Current Nine Months compared with the Prior Nine Months. Operating revenues from U.S.-flag product tankers were $1.3 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to an increase in the time charter rate for one U.S.-flag product tanker and fewer days out-of-service for drydocking. Operating revenues from U.S.-flag product tankers were $7.3 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to an increase in the time charter rates for three U.S.-flag product tankers and fewer days out-of-service for drydocking. Operating revenues from harbor towing and bunkering were $0.7 million higher in the Current Year Quarter compared with the Prior Year Quarter and $4.6 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to the placement of a tug on time charter. Operating revenues from short-sea transportation were $1.5 million higher in the Current Year Quarter compared with the Prior Year Quarter and $2.8 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to higher cargo shipping demand.
Operating Expenses. Operating expenses were $0.9 million higher in the Current Year Quarter compared with the Prior Year Quarter and $0.3 million lower in the Current Nine Months compared with the Prior Nine Months. In the Current Year Quarter, the increase was primarily due to higher personnel costs as a result of negotiated union pay rate increases for vessel crews and higher leased-in equipment charges following the sale and lease-back of certain equipment, partially offset by lower drydocking costs. In the Current Nine Months, the decrease was primarily due to lower drydocking costs and repairs and maintenance expenses, partially offset by higher personnel costs as a result of negotiated union pay rate increases for vessel crews and higher leased-in equipment charges following the sale and lease-back of certain equipment.
Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Nine Months, the Company sold one short-sea container/RORO vessel and sold and leased back one U.S.-flag product tanker for net proceeds of $39.5 million and gains of $28.4 million, all of which was deferred. During the Prior Nine Months, the Company sold six U.S.-flag harbor tugs, five of which were leased back, for net proceeds of $40.0 million and gains of $15.4 million, of which $3.1 million was recognized currently and $12.3 million was deferred. In addition, the Company recognized impairment charges of $3.0 million related to two U.S.-flag harbor tugs while under construction, which were sold and leased back upon their completion.
Operating Income. Excluding the impact of gains on asset dispositions and impairments, operating income as a percentage of operating revenues was 19% in the Current Year Quarter compared with 15% in the Prior Year Quarter and 22% in the Current Nine Months compared with 12% in the Prior Nine Months. The increase in both periods was primarily due to the improvements in operating revenues and lower drydocking costs discussed above.
Other, net. During the Current Nine Months, the Company expensed a $4.0 million non-refundable deposit upon the expiration of a new build construction option.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During the Current Nine Months, equity in earnings of 50% or less owned companies included a gain of $4.3 million, net of tax, on the accretion of the Company's investment in Dorian following the completion of equity offerings in which the Company did not participate.

Fleet Count
The composition of Shipping Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Total
2014
U.S.-flag:
Product tankers(1)	4	—	3	7
RORO/deck barges	—	7	—	7
Dry-bulk articulated tug-barge	—	1	—	1
Harbor tugs	15	—	9	24
Ocean liquid tank barges	5	—	—	5
Foreign-flag:
Harbor tugs	4	—	—	4
Very large gas carriers	—	5	—	5
Short-sea container/RORO	8	—	—	8
	36	13	12	61
2013
U.S.-flag:
Product tankers(1)	5	—	2	7
RORO/deck barges	—	7	—	7
Dry-bulk articulated tug-barge	—	1	—	1
Harbor tugs	15	—	9	24
Ocean liquid tank barges	5	—	—	5
Foreign-flag:
Harbor tugs	4	—	—	4
Very large gas carriers	—	3	—	3
Short-sea container/RORO	7	—	—	7
	36	11	11	58
 ______________________

(1)	As of September 30, 2014 and 2013, four were operating under long-term bareboat charters and three were operating under time charters.

Illinois Corn Processing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	53,813	100	52,580	100	185,267	100	146,807	100
Costs and Expenses:
Operating	44,461	82	52,390	100	148,164	80	145,837	99
Administrative and general	463	1	428	1	1,568	1	1,566	1
Depreciation and amortization	1,055	2	1,489	3	3,055	1	4,467	3
	45,979	85	54,307	104	152,787	82	151,870	103
Operating Income (Loss)	7,834	15	(1,727)	(4)	32,480	18	(5,063)	(3)
Other Income (Expense):
Derivative gains (losses), net(1)	(2,674)	(5)	1,129	2	(3,475)	(2)	1,641	1
Other, net	—	—	—	—	493	—	—	—
Segment Profit (Loss)(2)	5,160	10	(598)	(2)	29,498	16	(3,422)	(2)
______________________

(1)
ICP routinely enters into exchange traded positions (primarily corn futures) to offset its net commodity market exposure on raw material and finished goods inventory balances. As of September 30, 2014 and 2013, the net market exposure to corn under its contracts and its raw material and inventory balances was not material.

(2)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 11. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Key Production and Sales Metrics. The table below sets forth, for the periods indicated, key production and sales metrics for Illinois Corn Processing:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Production Inputs:
Corn (average price per bushel)	$4.22	$6.74	$4.57	$7.06

Production Output Sold:
Alcohol (gallons in thousands)	18,325	15,714	58,304	42,724
Dried Distiller’s Grains with Solubles ("DDGS") (tons)	59,817	54,862	176,601	140,505

Production Output Sales Price (excluding freight):
Alcohol (per gallon)	$2.13	$2.39	$2.35	$2.47
Dried Distiller’s Grains with Solubles ("DDGS") (per ton)	$190.80	$238.83	$217.51	$249.15
Segment Profit (Loss). The improvement in the Current Year Quarter compared with the Prior Year Quarter and in the Current Nine Months compared with the Prior Nine Months was primarily due to higher sales volumes of alcohol and improved margins as a result of lower corn costs. In addition, the Company operated its plant at reduced capacity during the Prior Nine Months as industry-wide margins for fuel ethanol sales were negative due to a combination of high corn costs following the 2012 drought and low sales prices as a result of high U.S. fuel ethanol supplies.

Other Segment Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	$’000	$’000	$’000	$’000
Operating Revenues:
Emergency and crisis services	15,202	62	15,327	187
Agricultural commodity trading and logistics	23,702	27,819	44,934	62,670
Other activities	120	—	192	—
	39,024	27,881	60,453	62,857
Segment Profit (Loss):(1)
Emergency and crisis services	(43)	693	(9,049)	2,027
Agricultural commodity trading and logistics	(48)	92	(1,940)	(840)
Other activities(2)	590	(898)	(1,374)	1,199
	499	(113)	(12,363)	2,386
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 11. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

(2)	The components of segment profit do not include interest income, which is a significant component of the Company's lending and leasing activities.
Emergency and Crisis Services. Segment loss in the Current Nine Months includes $8.5 million of legal costs and provisions for certain litigation matters associated with the Deepwater Horizon oil spill. During the Current Year Quarter, the Company acquired a controlling interest in Witt O'Brien's LLC ("Witt O'Brien's"), a global leader in preparedness, crisis management, and disaster response and recovery, through the acquisition of its partner's equity interest. Beginning July 1, 2014, the Company has consolidated the financial position, results of operations and cash flows of Witt O'Brien's.
Other Activities. Segment loss in the Current Nine Months includes a $0.4 million impairment charge on an aircraft. Segment profit in the Prior Nine Months was primarily due to a gain on the sale of real property.
Corporate and Eliminations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	$’000	$’000	$’000	$’000
Corporate Expenses	(14,518)	(7,677)	(37,012)	(27,071)
Eliminations	—	—	—	—
Operating Loss	(14,518)	(7,677)	(37,012)	(27,071)
Other Income (Expense):
Derivative losses, net	(36)	(1,084)	(14)	(5,245)
Foreign currency gains (losses), net	(591)	361	(699)	(200)
Other, net	(54)	(60)	(77)	(129)
Corporate Expenses. Corporate expenses in the Current Year Quarter and Current Nine Months includes $5.4 million of separation payments and the acceleration of share awards following the retirement of certain executives. In addition, corporate expenses includes a $3.5 million impairment charge on an aircraft in the Current Nine Months.
Derivative losses, net. Derivative losses, net in the Prior Year Quarter and Prior Nine Months were primarily due to losses from equity indices and forward currency exchange, option and future contracts.

Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	$’000	$’000	$’000	$’000
Interest income	4,463	4,280	14,536	10,665
Interest expense	(11,124)	(10,520)	(32,985)	(31,282)
Marketable security gains (losses), net	9,693	(1,149)	15,494	9,403
	3,032	(7,389)	(2,955)	(11,214)
Interest Income. Interest income was higher in the Current Nine Months compared with the Prior Nine Months primarily due to a contingent payment received on a note receivable in the Company's lending and leasing portfolio.
Interest Expense. Interest expense was higher in the Current Year Quarter and Current Nine Months compared with the Prior Year Quarter and Prior Nine Months primarily due to the issuance of the Company's 3.0% Convertible Senior Notes in November 2013, partially offset by higher capitalized interest.
Marketable Securities. Marketable security gains (losses), net in the Current Year Quarter, Current Nine Months and Prior Nine Months are primarily due to unrealized gains on long marketable security positions.
Income Taxes
The Company's effective income tax rate was 32.6% in the Current Nine Months compared with 40.0% in the Prior Nine Months. The reduction in the effective income tax rate was primarily due to the net income of SEA-Vista and ICP attributable to noncontrolling interests in the Current Nine Months (see "Item 1. Financial Statements—Note 11. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q).
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
As of September 30, 2014, the Company's unfunded capital commitments were $520.5 million and included: $201.6 million for 18 offshore support vessels; $1.3 million for two inland river tank barges; $3.3 million for four inland river towboats; $230.2 million for three U.S.-flag product tankers; $71.3 million for one U.S.-flag articulated tug-barge; and $12.8 million for other equipment and improvements. These commitments are payable as follows: $48.0 million is payable during the remainder of 2014; $426.0 million is payable during 2015-2016; and $46.5 million is payable during 2017-2018.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the nine months ended September 30, 2014, the Company did not repurchase any of its 7.375% Senior Notes due 2019. As of September 30, 2014, the aggregate outstanding principal amount of the Company's 7.375% Senior Notes due 2019 was $233.5 million.
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of September 30, 2014, the remaining authority under the repurchase plan was $90.5 million.
As of September 30, 2014, the Company had outstanding letters of credit totaling $18.2 million with various expiration dates through 2018 and outstanding debt of $881.9 million.
As of September 30, 2014, the Company held balances of cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds totaling $827.9 million. As of September 30, 2014, construction reserve funds of $311.7 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.

Summary of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities - Continuing Operations	165,711	134,698
Operating Activities - Discontinued Operations	—	24,298
Investing Activities - Continuing Operations	(254,174)	(55,534)
Investing Activities - Discontinued Operations	—	(8,502)
Financing Activities - Continuing Operations	11,835	4,120
Financing Activities - Discontinued Operations	—	(14,017)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,175)	(500)
Net Increase (Decrease) in Cash and Cash Equivalents	(77,803)	84,563
Operating Activities
Cash flows provided by operating activities increased by $6.7 million in the Current Nine Months compared with the Prior Nine Months. The components of cash flows provided by (used in) operating activities during the Current Nine Months and Prior Nine Months were as follows:

	Nine Months Ended September 30,
	2014	2013
	$’000	$’000
Operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net	169,201	137,019
Operating income from discontinued operations before depreciation, amortization and gains on asset dispositions and impairments, net	—	6,163
Changes in operating assets and liabilities before interest and income taxes	5,494	11,307
Purchases of marketable securities	(5,309)	(7,016)
Proceeds from sale of marketable securities	1,248	12,791
Cash settlements on derivative transactions, net	(2,933)	(5,554)
Dividends received from 50% or less owned companies	3,940	7,925
Interest paid, excluding capitalized interest	(9,570)	(17,722)
Income taxes paid, net of amounts refunded	(22,947)	(1,045)
Other	26,587	15,128
Total cash flows provided by operating activities	165,711	158,996
Operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net was $32.2 million higher in the Current Nine Months compared with the Prior Nine Months. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company's business segments.
Other cash flows provided by operating activities in the Current Nine Months include litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction.
Investing Activities
During the Current Nine Months, net cash used by investing activities of continuing operations was $254.2 million primarily as follows:

•
Capital expenditures were $311.1 million, including $151.0 million of progress payments toward the construction of three U.S.-flag product tankers. Equipment deliveries during the period included three crew boats, two supply boats, one wind farm utility vessel, 65 inland river dry-cargo barges, one inland river towboat and one foreign-flag short-sea container/RORO vessel.

•
The Company sold six crew boats, four supply boats, one liftboat, one wind farm utility vessel, 60 dry-cargo barges, three inland river towboats, one U.S.-flag product tanker, which was leased back, one foreign-flag short-sea container/

RORO vessel and other property and equipment for net proceeds of $207.7 million ($182.1 million in cash and $25.6 million in seller financing). The Company also received deposits of $5.8 million related to future dry-cargo barge sales.

•
The Company made investments in its 50% or less owned companies of $58.3 million, including $39.3 million to SCFCo Holdings, $4.8 million to Cleancor, $3.5 million to OSV Partners and $2.3 million to SeaJon.

•
The Company received $31.5 million from its 50% or less owned companies, including $14.0 million from Sea-Cat Crewzer II, $6.7 million from Mexmar, $4.0 million from Avion and $3.2 million from Sea-Cat Crewzer.

•	The Company made investments of $8.2 million in third party leases and notes receivable, net.

•	Construction reserve funds account transactions included deposits of $190.5 million and withdrawals of $131.0 million.

•	On July 11, 2014, the Company acquired a controlling interest in Witt-O'Brien's through the acquisition of its partner's 45.8% equity interest for $35.4 million.
During the Prior Nine Months, net cash used by investing activities of continuing operations was $55.5 million primarily as follows:

•
Capital expenditures were $146.5 million. Equipment deliveries included two specialty offshore support vessel, two liftboats, three wind farm utility vessels, two liquid tank barges and four U.S.-flag harbor tugs.

•
The Company sold four crew boats, one mini-supply vessel, one supply vessel, three specialty offshore support vessels, five liftboats, 16 dry-cargo barges, eight liquid tank barges, eight U.S.-flag harbor tugs and other property and equipment for net proceeds of $214.7 million ($205.7 million in cash, $0.2 million in vendor credits and $8.8 million in seller financing). The Company also received deposits of $0.3 million related to future equipment sales.

•	Construction reserve funds account transactions included withdrawals of $55.8 million and deposits of $89.2 million.

•	The Company released restricted cash of $7.4 million.

•
The Company made investments in its 50% or less owned companies of $91.5 million, including $23.0 million in Sea-Cat Crewzer II, $7.6 million in MexMar, $42.1 million in Dorian and $9.4 million in OSV Partners.

•
On June 6, 2013, the Company acquired a 100% controlling interest in C-Lift LLC through the acquisition of its partners' interest for $12.7 million in cash subject to certain working capital adjustments.

During the Prior Nine Months, net cash used in investing activities of discontinued operations of $8.5 million was primarily due to capital expenditures of Era Group prior to the Spin-off.
Financing Activities
During the Current Nine Months, net cash provided by financing activities of continuing operations was $11.8 million. The Company:

•	made scheduled payments on long-term debt and capital lease obligations of $9.6 million;

•	made net repayments on inventory financing arrangements of $3.1 million;

•	received advances of $11.5 million and made repayments of $9.4 million on Witt O'Brien's revolving credit facility;

•	issued a noncontrolling interest in SEA-Vista for $145.1 million, net of issue costs;

•	received $7.4 million from share award plans; and

•
acquired for treasury 1,609,496 shares of Common Stock for an aggregate purchase price of $127.2 million (subsequent to September 30, 2014 and through October 24, 2014, the Company purchased 472,200 shares of Common Stock for treasury for an aggregate purchase price of $35.7 million).

During the Prior Nine Months, net cash provided by financing activities of continuing operations was $4.1 million. The Company:

•	made scheduled payments on long-term debt and capital lease obligations of $13.1 million;

•	incurred net borrowings on inventory financing arrangements of $4.2 million; and

•	received $17.2 million from share award plans.
During the Prior Nine Months, net cash used in financing activities of discontinued operations was $14.0 million, primarily representing Era Group's cash balance distributed in the Spin-off.

Short and Long-Term Liquidity Requirements
To date, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near future. The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program or other liquidity requirements, the Company may: use its cash balances; sell securities; utilize construction reserve funds; sell assets; enter into sale and lease-back transactions for equipment; issue debt, shares of Common Stock or common stock of its subsidiaries or preferred stock; or a combination thereof.
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
Contingencies
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by ORM during the Deepwater Horizon oil spill response and clean-up in the U.S Gulf of Mexico. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig "Deepwater Horizon", MDL No. 2179 filed in the U.S. District Court for the Eastern District of Louisiana ("MDL"). The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action and pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL, discussed further below. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
On December 15, 2010, NRC, a subsidiary of the Company prior to the SES Business Transaction, and ORM were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The "B3" master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. On July 17, 2014, the Court issued a pretrial order that established a protocol for disclosures clarifying the basis for the “B3” claims asserted against the Clean-Up Responder Defendants, including ORM and NRC, in the MDL. Under this protocol, Plaintiffs who satisfy certain criteria and believe they have specific evidence in support of their claims, including that any Clean-Up Responder Defendant(s) failed to act pursuant to the authority and direction of the federal government in conducting Deepwater Horizon oil spill remediation and clean-

up operations, must submit a sworn statement or face dismissal. Plaintiffs’ deadline to serve such sworn statements in support of their claims was September 22, 2014, with the exception of several Plaintiffs who were granted an extension until October 10, 2014. The Clean-Up Responder Defendants’ deadline to work with the Plaintiffs’ Steering Committee in the MDL and provide the Court with a detailed listing regarding compliance with the pretrial order is November 14, 2014. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Subsequent to the filing of the referenced master complaint, ten additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. By court order, all of these additional individuals' cases have been stayed until further notice. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 13, 2011, the Company was named as a defendant in Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), an action in which plaintiff, a former employee, alleges sustaining personal injuries in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case is subject to the MDL Court’s stay of individual proceedings, the employee moved to sever his case from the MDL on July 16, 2012, which the Court denied on March 5, 2013. The employee filed a motion asking the Court to reconsider, which was denied on May 3, 2013, and the employee filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) on May 22, 2013. On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction, which was granted on August 16, 2013. The same company employee has also brought a claim in the M/V Seacor Vanguard vessel’s limitation action in the MDL which relates to any actions that may have been taken by vessels owned by the Company to extinguish the fire. On October 20, 2014, the Company moved for summary judgment, seeking dismissal with prejudice of all of the company employee’s claims in the MDL in light of the Court’s prior rulings. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.)., which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation, Halliburton Energy Services, Inc., and M-I L.L.C. also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC have asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. Transocean's limitation action, and thus the remainder of the aforementioned cross-claims, remains pending. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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
In connection with the SES Business Transaction, the Company remains contingently liable for certain obligations, including potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response. Such potential liabilities may not exceed the consideration received by the Company for the SES Business Transaction and the Company currently is indemnified under contractual agreements with BP.
During the nine months ended September 30, 2014, the Company received net litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction. Upon settlement of the litigation, the Company recognized a gain of $14.7 million.
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
For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There has been no significant change in the Company’s exposure to market risk during the Current Nine Months.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2014. Based on their evaluation, the

Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.
ITEM 1A.     RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in the Company’s 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1) (2)
July 1 – 31, 2014	360,592	$78.79	—	$150,000,000
August 1 – 31, 2014	355,720	$79.68	—	$121,654,854
September 1 – 30, 2014	400,152	$77.85	—	$90,503,239
 ______________________

(1)
On September 23, 2014, the Company executed a purchase agreement whereby the Company appointed Goldman, Sachs & Co. as broker to purchase the Company's stock in compliance with the requirements of Rule 10b5-1(c)(l)(i) for the period October 1, 2014 through October 28, 2014. Subsequent to September 30, 2014 and through October 24, 2014, the Company purchased 472,200 shares for treasury for an aggregate purchase price of $35.7 million.

(2)
Since February 1997, SEACOR’s Board of Directors authorized the repurchase of Common Stock. From time to time thereafter, SEACOR's Board of Directors have increased the authority to repurchase Common Stock and most recently increased the authority to $150.0 million on July 31, 2014.

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

SEACOR Holdings Inc. (Registrant)

DATE:	October 27, 2014	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board (Principal Executive Officer)

DATE:	October 27, 2014	By:	/S/ MATTHEW CENAC
Matthew Cenac, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.