Form 10-K
period 2014-12-31
SEACOR HOLDINGS INC /NEW/
filed 2015-02-26
CIK 859598

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2014 was approximately $1,533,203,744 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of February 24, 2015 was 18,144,251.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

SEACOR HOLDINGS INC.
FORM 10-K

i

ii

FORWARD-LOOKING STATEMENTS
Certain statements discussed in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed in Item 1A (Risk Factors)and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.
PART I
ITEM 1.    BUSINESS
General
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries. “SEACOR” refers to SEACOR Holdings Inc., incorporated in 1989 in Delaware. “Common Stock” refers to the common stock, par value $.01 per share, of SEACOR. The Company’s fiscal year ended on December 31, 2014.
SEACOR’s principal executive office is located at 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, and its telephone number is (954) 523-2200. SEACOR’s website address is www.seacorholdings.com. The reference to SEACOR’s website is not intended to incorporate the information on the website into this Annual Report on Form 10-K.
The Company’s Corporate Governance documents, including the Board of Directors’ Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters are available, free of charge, on SEACOR’s website or in print for stockholders.
All of the Company’s periodic reports filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on SEACOR’s website, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports. These reports and amendments are available on SEACOR’s website as soon as reasonably practicable after the Company electronically files the reports or amendments with the SEC. They are also available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information as to the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information.
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

Discontinued Operations
On March 16, 2012, the Company sold SEACOR Environmental Services Inc. ("SES") to J.F. Lehman & Company ("JFL"), a leading middle-market private equity firm (the "SES Business Transaction"). SES included National Response Corporation ("NRC"), a provider of oil spill response services in the United States; NRC Environmental Services Inc., a provider of environmental and industrial services on the West Coast of the United States; SEACOR Response Ltd., a provider of oil spill response and emergency response services to customers in international markets; and certain other subsidiaries (collectively the “SES Business”). For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of the SES Business as discontinued operations.
On December 31, 2012, the Company sold SEACOR Energy Inc. ("SEI"), its energy commodity and logistics business, to Par Petroleum Corporation. For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of SEI as discontinued operations.
On January 31, 2013, the Company completed the spin-off ("Spin-off") of Era Group Inc. ("Era Group"), the company that operated SEACOR's Aviation Services business segment, by means of a dividend to SEACOR's stockholders of all the issued and outstanding common stock of Era Group. Era Group filed a Registration Statement on Form 10 with the SEC that was declared effective on January 14, 2013. Prior to the Spin-off, SEACOR and Era Group entered into a Distribution Agreement and several other agreements that govern the post-Spin-off relationship between SEACOR and Era Group. Era Group is an independent company whose common stock is listed on the New York Stock Exchange under the symbol "ERA." For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of Era Group as discontinued operations.
Offshore Marine Services
Business
Offshore Marine Services operates a diverse fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. The vessels deliver cargo and personnel to offshore installations; handle anchors and mooring equipment required to tether rigs to the seabed; tow rigs and assist in placing them on location and moving them between regions; and carry and launch equipment such as remote operated vehicles or “ROVs” used underwater in drilling and well installation, maintenance, and repair. In addition, Offshore Marine Services' vessels provide accommodations for technicians and specialists, and provide standby safety support and emergency response services. Offshore Marine Services also operates a fleet of lift boats in the U.S. Gulf of Mexico supporting well intervention, work-over, decommissioning and diving operations. In non-oil and gas industry activity, Offshore Marine Services operates vessels primarily used to move personnel and supplies to offshore wind farms in Europe. Offshore Marine Services contributed 40%, 45% and 40% of consolidated operating revenues in 2014, 2013 and 2012, respectively.
For a discussion of risk and economic factors that may impact Offshore Marine Services' financial position and its results of operations, see “Item 1A. Risk Factors” and "Offshore Marine Services" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Equipment and Services
The following tables identify the types of vessels that comprise Offshore Marine Services’ fleet as of December 31 for the indicated years. “Owned” are majority owned and controlled by the Company. “Joint Ventured” are owned by entities in which the Company does not have a controlling interest. “Leased-in” may either be vessels contracted from leasing companies to which the Company may have sold such vessels or vessels chartered-in from other third party owners. “Pooled” are owned by entities not affiliated with Offshore Marine Services with the revenues or results of operations of these vessels being shared with the revenues or results of operations of certain vessels of similar type owned by Offshore Marine Services based upon an agreed formula. “Managed” are owned by entities not affiliated with the Company but operated by Offshore Marine Services for a fee.

						Owned Fleet
	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total	Average Age	U.S.- Flag	Foreign- Flag
2014
Anchor handling towing supply	13	1	4	—	18	14	9	4
Fast support	21	7	4	3	35	11	7	14
Mini-supply	4	2	—	1	7	14	—	4
Standby safety	24	1	—	—	25	34	—	24
Supply	7	9	6	3	25	13	2	5
Towing supply	2	1	—	—	3	12	—	2
Specialty	3	5	—	1	9	19	1	2
Liftboats	13	—	2	—	15	12	13	—
Wind farm utility	33	3	—	—	36	6	—	33
	120	29	16	8	173	15	32	88
2013
Anchor handling towing supply	14	1	3	—	18	13	11	3
Fast support	25	7	7	3	42	12	10	15
Mini-supply	4	2	2	—	8	13	—	4
Standby safety	24	1	—	—	25	33	—	24
Supply	9	5	9	4	27	11	4	5
Towing supply	2	1	—	—	3	11	—	2
Specialty	3	5	—	4	12	18	1	2
Liftboats	14	—	1	—	15	11	14	—
Wind farm utility	32	2	—	—	34	5	—	32
	127	24	22	11	184	14	40	87
2012
Anchor handling towing supply	14	2	3	—	19	12	11	3
Fast support	30	7	7	3	47	13	15	15
Mini-supply	5	2	2	—	9	12	1	4
Standby safety	24	1	—	—	25	32	—	24
Supply	10	2	9	5	26	9	4	6
Towing supply	2	1	—	—	3	10	—	2
Specialty	4	3	—	3	10	16	1	3
Liftboats	18	2	—	—	20	15	18	—
Wind farm utility	29	—	1	—	30	4	—	29
	136	20	22	11	189	14	50	86

Anchor handling towing supply (“AHTS”) vessels are used primarily to support offshore drilling activities in the towing, positioning and mooring of drilling rigs and other marine equipment. AHTS vessels are also used to transport supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations. The defining characteristics of AHTS vessels are horsepower (“bhp”), size of winch in terms of “line pull” and wire storage capacity. Offshore Marine Services’ fleet of AHTS vessels has varying capabilities and supports offshore mooring activities in water depths ranging from 300 to 8,000 feet. Most modern AHTS vessels are equipped with dynamic positioning ("DP") systems1 to enable them to maintain a fixed position in close proximity to a rig or platform. As of December 31, 2014, seven of the 13 owned AHTS vessels were equipped with DP-2 and two were equipped with DP.
Fast support vessels ("FSVs") are used primarily to move cargo and personnel to and from offshore drilling rigs, platforms and other installations. They range from 130 to 210 feet in length, are capable of speeds between 25 and 35 knots and have enhanced cargo carrying capacities enabling them to support both drilling operations and production services. Newer FSVs support deepwater drilling and production and are equipped with DP-2, firefighting equipment and ride control systems for greater comfort and performance. In addition, Offshore Marine Services owns and operates one crew boat of approximately 130 feet in length, which is used to transport people and "light" cargo in calm seas. As of December 31, 2014, seven of the 21 owned FSVs were equipped with DP-2 and five were equipped with DP.
Mini-supply vessels are approximately 145 to 165 feet in length and typically carry deck cargo, liquid mud, methanol, diesel fuel and water. These vessels are typically used to support construction projects, maintenance work, certain drilling support activities and production support. In this vessel class, the new generation of vessels is also equipped with DP capability. As of December 31, 2014, three of the four owned mini-supply vessels were equipped with DP.
Standby safety vessels typically remain on location proximate to offshore rigs and production facilities to respond to emergencies. These vessels carry special equipment to rescue personnel and are equipped to provide first aid and shelter. These vessels sometimes perform a dual role, also functioning as supply vessels.
Supply vessels and towing supply vessels are generally more than 200 feet in length and are used to deliver cargo to rigs and platforms where drilling and work-over activity is underway or to support construction work by delivering pipe to vessels performing underwater installations. Supply vessels are distinguished from other vessels by the total carrying capacity (expressed as deadweight: “dwt”), available area of clear deck space, below-deck capacity for storage of mud and cement used in the drilling process and tank storage for water and fuel oil. Larger supply vessels usually have deck fittings to assist in handling cargo and are often fitted with a crane. The ability to hold station in open water and moderately rough seas is a key factor in differentiating supply vessels. To improve station keeping ability, most modern supply vessels have DP capabilities. Accommodations are also an important feature of supply vessels. As drilling becomes more complex, supply vessels often house third-parties who are specialists in various phases of the drilling process. Towing supply vessels perform similar cargo delivery functions to those handled by supply vessels. They are, however, equipped with more powerful engines (4,000 – 8,000 bhp) and winches, giving them the added capability to perform general towing functions, buoy setting and limited anchor handling work. As of December 31, 2014, two of the nine owned supply and towing supply vessels were equipped with DP-2 and three were equipped with DP.
Specialty vessels include anchor handling tugs, accommodation, line handling and other vessels. These vessels generally have specialized features adapting them to specific applications including offshore maintenance and construction services, freight hauling services and accommodation services.
Liftboats provide a self-propelled, stable platform to perform production platform construction, inspection, maintenance and removal; well intervention and work-over; well plug and abandonment; pipeline installation and maintenance; and diving operations. Liftboats are categorized by the length of their jacking legs (160 ft. to 265 ft. for the Company's liftboats), which determines the water depth in which these vessels can work. Secondary features are crane lifting capacity and reach, clear deck area, electrical generating power and accommodation capacity.
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

As of December 31, 2014, in addition to its existing fleet, Offshore Marine Services had new construction projects in progress including eight U.S.-flag, DP-2 FSVs scheduled for delivery between the first quarter of 2015 and the fourth quarter of 2016; five U.S.-flag, DP-2 supply vessels for delivery between the first quarter of 2015 and first quarter of 2018, one of which is to be sold upon delivery to SEACOR OSV Partners I LP, a 50% or less owned company; two foreign-flag liftboats scheduled for delivery in the second quarter of 2016; and three foreign-flag wind farm utility vessels scheduled for delivery during 2015.
Markets
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

	2014	2013	2012
United States, primarily U.S. Gulf of Mexico:
Anchor handling towing supply	8	8	12
Fast support	10	16	21
Mini-supply	1	2	3
Supply	8	12	9
Specialty	1	1	1
Liftboats	15	15	20
	43	54	66
Africa, primarily West Africa:
Anchor handling towing supply	5	5	5
Fast support	9	8	8
Mini-supply	2	2	2
Supply	5	3	3
Towing supply	1	2	2
Specialty	3	3	2
	25	23	22
Middle East:
Anchor handling towing supply	1	1	1
Fast support	7	7	7
Mini-supply	2	2	2
Supply	2	3	3
Towing-supply	1	—	—
Specialty	4	4	2
Wind farm utility	1	—	—
	18	17	15
Brazil, Mexico, Central and South America:
Anchor handling towing supply	3	3	—
Fast support	5	7	7
Mini-supply	2	2	2
Supply	9	8	9
Specialty	—	3	4
	19	23	22
Europe, primarily North Sea:
Standby safety	25	25	25
Wind farm utility	35	34	30
	60	59	55
Asia:
Anchor handling towing supply	1	1	1
Fast support	4	4	4
Supply	1	1	2
Towing Supply	1	1	1
Specialty	1	1	1
	8	8	9
Total Foreign Fleet	130	130	123
Total Fleet	173	184	189

United States, primarily U.S. Gulf of Mexico. As of December 31, 2014, 43 vessels were operating in the U.S. Gulf of Mexico, including 25 owned, twelve leased-in, three joint ventured, two pooled and one managed. Offshore Marine Services’ vessels in this market support deepwater anchor handling with its fleet of AHTS vessels, fast cargo transport with its fleet of FSVs, general cargo transport with its platform supply vessels, and its fleet of liftboats supporting well intervention, work-over, decommissioning and diving operations.
Africa, primarily West Africa. As of December 31, 2014, 25 vessels were operating in West Africa, including 13 owned, three leased-in, six joint ventured, one pooled and two managed. Offshore Marine Services' vessels operating in this area generally support large-scale, multi-year projects for major oil companies, primarily in Angola and Ghana. The other vessels in this region operate from ports in the Republic of the Congo and Gabon.
Middle East. As of December 31, 2014, 18 vessels were operating in the Middle East region, including 13 owned, three joint ventured and two managed. Offshore Marine Services’ vessels operating in this area generally support activities in Azerbaijan, Egypt and countries along the Arabian Gulf and Arabian Sea, including the United Arab Emirates and Qatar.
Brazil, Mexico, Central and South America. As of December 31, 2014, 16 vessels were operating in Mexico, including four owned, one leased-in and eleven joint ventured through the Company's 49% noncontrolling interest in Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”). These vessels, consisting of a fleet of FSVs and platform supply and anchor handling towing supply vessels, provide support for exploration and production activities in Mexico with a focus on ultra-deep water. In addition, two owned vessels were operating in Brazil and one owned vessel was operating in Venezuela.
Europe, primarily North Sea. As of December 31, 2014, 25 vessels vessels were operating in the North Sea providing standby safety and supply services, including 24 owned and one joint ventured. Demand for standby services developed in 1991 after the United Kingdom passed legislation requiring offshore operators to maintain higher specification standby safety vessels. The legislation requires a vessel to “stand by” to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation. In addition, through a 75% controlling interest in the wind farm utility fleet, 35 vessels were operating in the North Sea, including 32 owned and three joint ventured, supporting the construction and maintenance of offshore wind turbines.
Asia. As of December 31, 2014, eight vessels were operating in Asia, including six owned and two joint ventured. Offshore Marine Services’ vessels operating in this area generally support exploration and seasonal construction programs. To date, Offshore Marine Services’ largest markets in this area have been Vietnam, Indonesia and Russia.
Seasonality
The demand for Offshore Marine Services' liftboat fleet in the U.S. Gulf of Mexico is seasonal with peak demand normally occurring during the summer months. As a consequence of this seasonality, the Company typically schedules drydockings or other repair and maintenance activity during the winter months.
Customers and Contractual Arrangements
Offshore Marine Services’ principal customers are major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Consolidation of oil and gas companies through mergers and acquisitions over the past several years has reduced Offshore Marine Services’ customer base. In 2014, no single customer of Offshore Marine Services was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Offshore Marine Services accounted for approximately 50% of Offshore Marine Services’ operating revenues in 2014. The loss of one or a few of these customers could have a material adverse effect on Offshore Marine Services’ results of operations.
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
Risks of Foreign Operations
For the years ended December 31, 2014, 2013 and 2012, 57%, 52% and 56%, respectively, of Offshore Marine Services’ operating revenues and $9.9 million, $8.1 million and $4.3 million, respectively, of Offshore Marine Services' equity in earnings from 50% or less owned companies, net of tax, were derived from its foreign operations.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Offshore Marine Services’ financial position and its results of operations. See the risk factor entitled “Risks from the Company’s international operations” in “Item 1A. Risk Factors.”
Inland River Services
Business
Inland River Services operates river transportation equipment used for moving agricultural and industrial commodities and petroleum and chemical products on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Internationally, Inland River Services has barge operations on the Magdalena River in Colombia and on the Parana-Paraguay River Waterways in Brazil, Bolivia, Paraguay, Argentina and Uruguay. In addition to its primary barge and towboat businesses, Inland River Services also operates and invests in high-speed multi-modal terminal facilities for both dry and liquid commodities; barge fleeting locations in various areas of the Inland Waterway System; a broad range of service facilities including machine shop, gear and engine repairs and the repair and drydocking of barges and towboats at strategic locations on the U.S. Inland River Waterways; and a transshipment terminal at the Port of Ibicuy, Argentina. Inland River Services contributed 19%, 17% and 17% of consolidated operating revenues in 2014, 2013 and 2012, respectively.
For a discussion of risk and economic factors that may impact Inland River Services' financial position and its results of operations, see “Item 1A. Risk Factors” and "Inland River Services" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Equipment and Services
The following tables identify the types of equipment that comprise Inland River Services’ fleet as of December 31 for the indicated years. “Owned” are majority owned and controlled by the Company. “Joint Ventured” are owned by entities in which the Company does not have a controlling interest. “Leased-in” may either be equipment contracted from leasing companies to which the Company may have sold such equipment or equipment chartered-in from other third party owners. “Pooled” are barges owned by third parties with operating revenues and voyage expenses pooled with certain barges of a similar type owned by Inland River Services and the net results allocated to participants based upon the number of days the barges participate in the pool. For “Pooled” barges, each barge owner is responsible for the costs of insurance, maintenance and repair as well as for capital and financing costs of its own equipment in the pool and pays a daily management fee to Inland River Services for operating the pool.

	Owned	Joint Ventured	Leased-in	Pooled	Total	Owned Fleet Average Age
2014
Dry-cargo barges	647	258	2	548	1,455	8
Liquid tank barges:
10,000 barrel	48	—	—	1	49	15
30,000 barrel	21	—	8	—	29	12
Deck barges	20	—	—	—	20	7
Towboats(1):
4,000 hp - 6,250 hp	—	17	—	—	17	—
Less than 3,200 hp	12	2	—	—	14	32
	748	277	10	549	1,584
2013
Dry-cargo barges	667	172	2	564	1,405	9
Liquid tank barges:
10,000 barrel	44	—	—	1	45	15
30,000 barrel	21	—	8	—	29	11
Deck barges	20	—	—	—	20	6
Towboats(1):
4,000 hp - 6,250 hp	4	13	—	—	17	36
3,300 hp - 3,900 hp	1	—	—	—	1	41
Less than 3,200 hp	12	2	—	—	14	34
Dry-cargo vessel(2)	—	1	—	—	1	29
	769	188	10	565	1,532
2012
Dry-cargo barges	683	172	2	587	1,444	7
Liquid tank barges:
10,000 barrel	44	—	—	8	52	14
30,000 barrel	29	—	—	—	29	9
Deck-barges	20	—	—	—	20	5
Towboats(1):
4,000 hp - 6,250 hp	3	13	—	—	16	35
3,300 hp - 3,900 hp	1	—	—	—	1	40
Less than 3,200 hp	12	2	—	—	14	33
Dry-cargo vessel(2)	—	1	—	—	1	28
	792	188	2	595	1,577
______________________

(1)	Towboats have been upgraded and maintained to meet or exceed current industry standards.

(2)	Argentine-flag dry-bulk carrier sold in 2014.
Inland barges are unmanned and are moved by towboats. The combination of a towboat and barges is commonly referred to as a “tow.”

The Inland River Services' dry-cargo fleet consists of hopper barges, which can be covered for the transport of products such as grain and grain by-products, fertilizer and steel products or “open tops” for the transport of commodities that are not sensitive to water such as coal, aggregate and scrap. Each dry-cargo barge in the Inland River Services’ fleet is capable of transporting approximately 1,500 to 2,000 tons (1,350 to 1,800 metric tons) of cargo. The carrying capacity of a barge at any particular time is determined by water depth in the river channels and hull depth of the barge. Adverse river conditions, such as high water resulting from excessive rainfall or low water caused by drought, can also impact operations by limiting the speed at which tows travel, the number of barges included in tows and the quantity of cargo that is loaded in the barges.
A typical dry-cargo voyage begins by shifting a clean, empty barge from a fleeting location to a loading facility. The barge is then moved from the loading location and assembled into a tow before proceeding to its discharge destination. After unloading, it is shifted to a fleeting area for cleaning and service, if needed, before being placed again at a load facility.
Inland River Services’ fleet of deck barges transport rock and other aggregate. The operations of these barges are similar to those of the dry-cargo barges described above.
Inland River Services’ fleet of 10,000 barrel liquid tank barges transports liquid bulk commodities such as refined petroleum and chemical products. The operations of these barges are similar to those of the dry-cargo barges described above.
Inland River Services’ fleet of 30,000 barrel liquid tank barges transport refined petroleum products and heavy and light petroleum products and are normally chartered-out as “unit tows” consisting of two to three barges along with a towboat working in patterns prescribed by the customer. Inland River Services is responsible for providing manpower for the towboats working in such operations.
As of December 31, 2014, in addition to its existing fleet, Inland River Services had new construction projects in progress for two 30,000 barrel liquid tank barges and four towboats with delivery in 2015 for operation on the U.S Inland River Waterways. Subsequent to December 31, 2014, Inland River Services entered into a construction contract for eight 10,000 barrel liquid tank barges with a delivery in the third quarter of 2015 for operation on the Magdalena River.

Markets
Inland River Services operates equipment in three principal geographic regions. The table below sets forth equipment type by geographic market as of December 31 for the indicated years. Inland River Services sometimes participates in joint venture arrangements in certain geographical locations in order to enhance marketing capabilities and facilitate operations in certain foreign markets allowing for the expansion of its operations while diversifying risks and reducing capital outlays associated with such expansion.

	2014	2013	2012
U.S. Inland River Waterways
Dry-cargo barges	1,195	1,227	1,266
Liquid tank barges:
10,000 barrel	41	41	48
30,000 barrel	29	29	29
Deck barges	20	20	20
Towboats:
4,000 hp – 6,250 hp	6	10	9
3,300 hp – 3,900 hp	—	1	1
Less than 3,200 hp	10	10	10
	1,301	1,338	1,383
Magdalena River
Dry-cargo barges	2	6	6
Liquid tank barges:
10,000 barrel	8	4	4
Towboats:
Less than 3,200 hp	2	2	2
	12	12	12
Parana-Paraguay River Waterway
Dry-cargo barges	258	172	172
Towboats:
4,000 hp – 6,250 hp	11	7	7
Less than 3,200 hp	2	2	2
	271	181	181
	1,584	1,531	1,576
U.S. Inland River Waterways. Inland River Services transports various commodities on the U.S. Inland River Waterways in dry-cargo and liquid tank barges, primarily including grain and grain by-products, fertilizer, steel products, chemicals, refined petroleum products and crude. Typically, grain cargoes move southbound and non-grain cargoes move northbound in dry-cargo barges. Generally, Inland River Services attempts to coordinate the logistical match-up of northbound and southbound movements of cargo to minimize repositioning costs. In addition to its primary barge and towboat businesses, Inland River Services also operates and invests in high-speed multi-modal terminal facilities for both dry and liquid commodities, barge fleeting locations in various areas of the Inland Waterway System; and a broad range of service facilities including machine shop, gear and engine repairs and the repair and drydocking of barges and towboats at strategic locations on the U.S. Inland River Waterways.
Magdalena River. Inland River Services transports refined petroleum products and heavy and light petroleum products outbound from central Colombia to the Caribbean Sea and various other cargoes on inbound return trips to central Colombia.
Parana-Paraguay Waterway. Inland River Services, through its 50% noncontrolling interest in SCFCo Holdings Inc. ("SCFCo"), transports various commodities on the Parana-Paraguay Waterway in dry-cargo barges, primarily iron ore, grains and fertilizer. In addition to its primary barge and towboat business, SCFCo invests in a transshipment terminal at the Port of Ibicuy, Argentina.
Seasonality
During harsh winters, the upper Mississippi River usually closes to barge traffic from mid-December to mid-March. Ice often hinders the navigation of barge traffic on the mid-Mississippi River, the Illinois River and the upper Ohio River during the same period. The volume of grain transported from the Midwest to the U.S. Gulf of Mexico, which is primarily for export, is greatest during the harvest season from mid-August through late November. The harvest season is particularly significant to Inland River Services because pricing tends to peak during these months in response to higher demand for equipment.
The Magdalena River basin has two rainy and two dry seasons annually. The lowest river levels occur from mid-December to mid-February causing difficult navigation conditions within the mid and upper river regions.
On the Parana-Paraguay Waterway, water levels are typically lower during December and January making navigation difficult on the northern portion of the river. During this time period, barge traffic is primarily focused on transporting grains from Paraguay to Argentina.
Customers and Contractual Arrangements
The principal customers for Inland River Services are major agricultural companies, major integrated oil companies, iron ore producers and industrial companies. In 2014, no single customer of Inland River Services was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Inland River Services accounted for approximately 66% of Inland River Services’ revenues in 2014. The loss of one or a few of its customers could have a material adverse effect on Inland River Services’ results of operations.
Inland River Services’ dry-cargo barges are employed under contracts of affreightment that can vary in duration, ranging from one voyage to several years and consecutive voyage charters or time charters, which typically range from three to five years. For longer term contracts of affreightment and consecutive voyage and time charters, base rates may be adjusted in response to changes in fuel prices and operating expenses. Some term contracts provide for the transport of a minimum number of tons of cargo or specific transportation requirements for a particular customer. Some barges are bareboat chartered-out to third parties for a fixed payment of hire per day for the duration of the charter. These contracts tend to be longer, ranging in term from one to five years. Inland River Services generally charges a price per ton for point to point transportation of dry bulk commodities. Customers are permitted a specified number of days to load and discharge the cargo and thereafter pay a per diem demurrage rate for extra time. From time to time, dry-cargo barges may be used for storage for a period prior to delivery.
Inland River Services’ deck barges, 10,000 barrel liquid tank barges and 30,000 barrel liquid tank barges are either chartered-out on term contracts ranging from one to six years, marketed in the spot market, or operate under a term contract of affreightment.
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
Competitive Conditions
Inland River Services’ main competitors are other barge lines. Railroads and liquid pipelines also compete for traffic that might otherwise move on the U.S. Inland River Waterways. The Company believes that 69% of the domestic dry-cargo fleet is controlled by five companies and 56% of the domestic liquid barge industry fleet is controlled by five companies.
Generally, the Company believes the primary barriers to effective competitive entry into the U.S. Inland River Waterways markets are the complexity of operations, the consolidation of the inland river towing industry and the difficulty in assembling a large enough fleet and an experienced staff to execute voyages efficiently and reposition barges effectively to optimize their use. Inland River Services believes the primary barriers to effective competitive entry into the Magdalena River and Parana-Paraguay Waterways markets is similar to the U.S. Inland River Waterways markets along with local flag requirements for equipment and local content requirements for operation. The primary competitive factors among established operators are price, availability and reliability of barges and equipment of a suitable type and condition for a specific cargo.
Risks of Foreign Operations
For the years ended December 31, 2014, 2013 and 2012, Inland River Services’ operating revenues derived from its foreign operations were not material. For the years ended December 31, 2014, 2013 and 2012, $3.7 million, $(5.8) million and $(3.5) million, respectively, of Inland River Services' equity in earnings (losses) from 50% or less owned companies, net of tax, were derived from its foreign operations.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Inland River Services’ financial position and its results of operations. See the risk factor entitled “Risks from the Company’s international operations” in “Item 1A. Risk Factors."

Shipping Services
Business
Shipping Services operates a diversified fleet of U.S.-flag marine transportation related assets, including its 51% controlling interest in certain of its subsidiaries (collectively “SEA-Vista”), which owns product tankers servicing the U.S. coastwise trade of crude oil, petroleum and chemical products, and including its harbor tugs servicing vessels docking in U.S. Gulf and East Coast ports. Through its 16% non-controlling interest in Dorian LPG Ltd. ("Dorian"), Shipping Services also invests in foreign-flag Very Large Gas Carriers ("VLGC's") servicing the international Liquefied Petroleum Gas (“LPG”) trade. Additional services include liner and short-sea transportation to and from ports in Florida, Puerto Rico, the Bahamas and the Western Caribbean, a terminal support and bunkering operation in St. Eustatius, a U.S.-flag articulated tug and dry-bulk barge operating on the Great Lakes, a U.S.-flag offshore tug and technical ship management services for third party vessel owners. Shipping Services contributed 16%, 16% and 14% of consolidated operating revenues in 2014, 2013 and 2012, respectively.
For a discussion of risk and economic factors that may impact Shipping Services' financial position and its results of operations, see “Item 1A. Risk Factors” and "Shipping Services" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Equipment, Services and Markets
The following tables identify the types of equipment that comprise Shipping Services' fleet as of December 31 for the indicated years. "Owned” are majority owned and controlled by Shipping Services. “Joint Ventured” are owned by entities in which Shipping Services does not have a controlling interest. “Leased-in” may either be equipment contracted from leasing companies to which the Company may have sold such equipment or equipment chartered-in from third parties.

	Owned	Joint Ventured	Leased-in	Total
2014
Petroleum and Gas Transportation:
Product tankers - U.S.-flag	4	—	3	7
Very large gas carriers - Foreign-flag	—	5	—	5
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tugs - U.S.-flag	—	1	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry bulk articulated tug-barge - U.S.-flag	—	1	—	1
	35	14	12	61
2013
Petroleum and Gas Transportation:
Product tankers - U.S.-flag	5	—	2	7
Very large gas carriers - Foreign-flag	—	3	—	3
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	8	—	—	8
Other:
Dry bulk articulated tug-barge - U.S.-flag	—	1	—	1
	37	11	11	59
2012
Petroleum and Gas Transportation:
Product tankers - U.S.-flag	5	—	2	7
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	19	—	3	22
Harbor tugs - Foreign-flag	4	—	—	4
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry bulk articulated tug-barge - U.S.-flag	—	1	—	1
	40	8	5	53
______________________

(1)	Roll on/Roll Off.

Petroleum and Gas Transportation. In the U.S. coastwise trade, oceangoing vessels transport crude oil, petroleum and chemical products primarily from production areas, refineries and storage facilities along the coast of the U.S. Gulf of Mexico to refineries, utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico and additionally along the U.S. Atlantic and Pacific coasts. Through its 51% controlling interest in SEA-Vista, Shipping Services operates a fleet of owned and leased-in U.S.-flag product tankers servicing this trade, which as of December 31, 2014 included the following vessels:

Name of Vessel	Year of Build	Capacity in barrels	Tonnage in “dwt”(1)
Seabulk Trader(2)	1981	294,000	48,700
Seabulk Challenge	1981	294,000	48,700
California Voyager(2)(3)	1999	341,000	45,000
Oregon Voyager(2)(3)	1999	341,000	45,000
Seabulk Arctic	1998	340,000	46,000
Mississippi Voyager(3)	1998	340,000	46,000
Florida Voyager(3)	1998	340,000	46,000
______________________

(1)	Deadweight tons or “dwt”.

(2)	Leased-in vessel.

(3)	Operating under long-term bareboat charter with a customer.
As of December 31, 2014, in addition to its existing fleet, Shipping Services had three U.S.-flag product tankers under construction scheduled for delivery in 2016 and 2017 and one U.S.-flag chemical and petroleum articulated tug-barge under construction scheduled for delivery in the first half of 2016. In December 2014, a 50% non-controlled joint venture of SEA-Vista took delivery of a U.S.-flag 124,000 dwt crude tanker that was placed into service in January 2015 upon its mobilization to the U.S. Gulf of Mexico.
In the foreign LPG trade, oceangoing vessels greater than 70,000 cubic meters ("cbm") of cargo capacity are described as VLGC’s. VLGC’s operate in long-haul international trades moving large LPG cargoes from geographic areas of excess production such as the Arabian Gulf or U.S. Gulf of Mexico to areas of high consumption such as Asia Pacific and Europe/Mediterranean. Shipping Services' investment in VLGC's is through its 16% noncontrolling interest in Dorian, a publicly traded company on the New York Stock Exchange under the symbol "LPG."
As of December 31, 2014, in addition to its existing fleet, Dorian had 17 VLGC’s under construction which are scheduled for delivery in 2015 and 2016.
Harbor Towing and Bunkering. In the domestic harbor towing trade, harbor tugs operate alongside oceangoing vessels to assist their docking and undocking procedures. Bunkering activities typically include one towboat and one ocean liquid tank barge mooring alongside a docked or anchored vessel and transferring fuel oil. Offshore towing activities typically involve one offshore tug engaged in long haul towing of large ocean barges, dead ships and other large floating equipment requiring auxiliary power. As of December 31, 2014, Shipping Services' harbor tugs were operating in various ports including three in Port Everglades, Florida, four in the Port of Tampa, Florida, one in Port Canaveral, Florida, five in Port Arthur, Texas, four in Mobile, Alabama and four in Lake Charles, Louisiana. In addition, four tugs and five liquid tank barges were operating in St. Eustatius, two tugs were operating under bareboat charter arrangements with third parties and one was operating under a time charter arrangement with Trailer Bridge Inc. (“Trailer Bridge”). Through its 50% noncontrolling interest in SeaJon II LLC (“SeaJon II”), Shipping Services currently operates one offshore tug under a time charter arrangement to Trailer Bridge in its Puerto Rico liner trade.
Liner and Short-Sea Transportation. In the liner and short-sea transportation trade, RORO barges, deck barges and RORO vessels provide cargo transportation services to and from ports in Florida, Puerto Rico, the Bahamas and the Western Caribbean for the shipment of containers, vehicles and project cargoes. Equipment operated in the Puerto Rico liner trade is through Shipping Services’ 47% noncontrolling interest in Trailer Bridge.
Other. Through its 50% noncontrolling interest in SeaJon LLC (“SeaJon”), Shipping Services invests in a dry bulk articulated tug-barge on a long-term bareboat charter in the Great Lakes.
Customers and Contractual Arrangements
The primary purchasers of petroleum and gas transportation services are multinational oil and gas companies, refining companies, oil trading companies and large industrial consumers of crude, petroleum and LPG. Services are generally contracted on the basis of short-term or long-term time charters, voyage charters and contracts of affreightment or other transportation agreements tailored to the shipper's requirements. The primary purchasers of harbor towing and bunkering services are vessel owners and charterers including multinational oil companies, major grain houses and private and public shipping companies. Services are contracted using prevailing port tariff terms on a per-use basis. The primary purchasers of liner and short-sea transportation services are individuals and businesses retailing or consuming U.S. export goods in Puerto Rico, the Bahamas and Western Caribbean. Shipping Services also provides technical ship management services to ship owners. In 2014, no single customer of Shipping Services was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Shipping Services accounted for approximately 58% of its operating revenues in 2014. The loss of one or a few of these customers could have a material adverse effect on Shipping Services' results of operations.
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
Competitive Conditions
Each of the markets in which Shipping Services operates is highly competitive. Primary direct competitors for U.S.-flag petroleum transportation are other operators of U.S.-flag oceangoing tank vessels, operators of articulated tug-barge units, operators of refined product pipelines and railroads. Primary direct competitors of foreign-flag gas transportation are other owners and operators of foreign built VLGC's. Primary direct competitors for harbor towing and bunkering are operators of U.S.-flagged harbor tugs. The U.S. “Jones Act” shipping market is a trade that is not available to foreign-based competition. The most important competitive factors are pricing, vessel age, vessel type and vessel availability to fit customer requirements. Primary direct competition for cargo liner transportation are other operators of cargo vessels operating between ports in Florida, Puerto Rico, the Bahamas and the Western Caribbean.
Risks of Foreign Operations
For the years ended December 31, 2014, 2013 and 2012, 15%, 16% and 17%, respectively, of Shipping Services’ operating revenues were derived from its foreign operations. For the years ended December 31, 2014 and 2013, $6.0 million and $1.5 million, respectively, of Shipping Services' equity in earnings (losses) from 50% or less owned companies, net of tax, were derived from its foreign operations.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Shipping Services’ financial position and its results of operations. See the risk factor entitled "Risks from the Company’s international operations" in "Item 1A. Risk Factors."
Illinois Corn Processing
Business
Illinois Corn Processing, LLC ("ICP") operates a single-site alcohol manufacturing, storage and distribution facility located in Pekin, Illinois and is a leading producer of alcohol used in the food, beverage, industrial and petrochemical end-markets. As co-products of its manufacturing process, ICP additionally produces Dried Distillers Grains with Solubles ("DDGS") primarily used for animal feed and produces non-food grade Corn Oil primarily used for feedstock in biodiesel production. The Company owns a 70% interest in ICP. ICP contributed 18%, 16% and 14% of consolidated operating revenues in 2014, 2013 and 2012, respectively.
For a discussion of risk and economic factors that may impact ICP's financial position and its results of operations, see “Item 1A. Risk Factors” and " Illinois Corn Processing" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Manufacturing Facility and Products
The Pekin dry mill alcohol plant has an optimum production capacity of 82.5 million gallons per year. Its flexible production platform and infrastructure enable ICP to produce, store and transport a variety of high quality alcohols which typically sell at premiums to fuel-grade ethanol. The capability to produce these specialized alcohol products differentiates ICP from other fuel-grade only ethanol plants and lends support for a more stable business model compared to commodity fuel ethanol manufacturers.
The facility’s unique production capabilities allow ICP to target concentrated value-added alcohol markets in addition to the much larger commodity fuel ethanol market. The plant can also operate in a wide variety of production scenarios in which product mix and run rates vary significantly. This flexibility enables ICP to adjust its operations to prevailing market conditions and customer demands and to maximize the value of its product portfolio.
ICP's location in Pekin, Illinois adjacent to the Illinois River allows for efficient access to raw materials and the ability to reach a variety of end-markets via barge, rail and truck. ICP operates a river terminal allowing for cost-effective delivery of all grades of alcohol from liquid tank barges throughout the U.S. Inland River Waterways, as well as delivery to the U.S. Gulf of

Mexico in order to facilitate export of ICP alcohol products. ICP typically delivers its DDGS product via barge as well, which facilitates exports to higher-value markets overseas.
In addition to barge transportation, the Pekin plant is serviced by a local short-line rail service giving ICP access to multiple Class 1 rail transportation destinations. Truck transportation provides ICP and its customers with efficient access to major regional population centers, including Chicago and other Midwestern hubs. The Pekin plant is centrally located in the corn belt, and ICP sources the majority of its corn supply within a 50 mile radius of the plant. If economics dictate, ICP can also source corn via barge delivery from other regions of the country.
Markets
ICP’s alcohol sales product mix includes a blend of high quality alcohol products used in food, beverage and industrial manufacturing applications; other alcohol products destined for export or for domestic industrial applications; and fuel grade alcohol product destined for gasoline blending applications.
High Quality Alcohol. ICP sells specialized high quality alcohol products into a variety of domestic end-markets including food (e.g. vinegar) and beverage, cleaning and laundry products, personal care products (e.g. hair sprays and hand sanitizers), cosmetics, and various industrial chemical manufacturing applications. ICP principally sells high quality alcohol products in truckload and rail car tanker quantities delivered directly to various industrial manufacturers. ICP also has the ability to deliver high quality alcohol in barge-load quantities.
Other Alcohol. ICP produces and sells other specialized alcohol products, which are either destined for export markets for use in various industrial end-markets or are sold domestically into various industrial chemical manufacturing applications. Other alcohol is typically sold in barge-load quantities.
Fuel Ethanol. ICP produces fuel grade ethanol, which is principally sold domestically for blending into U.S. gasoline products. Fuel ethanol, blended into gasoline, is principally used as an oxygenate to increase octane and to extend fuel supplies. ICP’s fuel grade ethanol is principally sold in barge-load quantities to large producers, traders, or blenders of fuel ethanol products.
DDGS and Corn Oil. In producing alcohol, ICP produces two principal co-products; DDGS and Corn Oil. ICP’s DDGS is principally sold domestically to large agricultural commodity traders, which in turn export the product to higher value markets overseas. ICP’s non-food grade corn oil is principally sold domestically for feedstock in biodiesel production.
Customers and Contractual Arrangements
The principal customers of ICP are alcohol trading companies, industrial manufacturers, major agricultural companies, major integrated oil companies, and manufacturers in the food, beverage and household products industries. In 2014, no customer was responsible for 10% or more of consolidated operating revenues. The ten largest customers of ICP accounted for approximately 82% of its revenues in 2014. The loss of one or more of its customers could have a material adverse effect on ICP's results of operations.
ICP has no long-term marketing or sales agreements with any customer. High quality alcohol products are typically sold at fixed prices for specified volumes with deliveries from one to twelve months forward. Other alcohol products are typically sold at indexed-prices for specified volumes with deliveries from one to six months forward. Fuel ethanol products are typically sold at indexed-prices for specified volumes with deliveries from one to three months forward. DDGS and Corn Oil products are typically sold at fixed prices for specified volumes with deliveries from one to six months forward.
Competitive Conditions
High Quality Alcohol Market. The high quality alcohol market is a concentrated market with few producers and customers. Our competition in this market is limited to other domestic alcohol producers with the capability to make high quality alcohol products. Producers in this market primarily focus on domestic sales.
ICP believes the primary barriers to effective competitive entry in the high quality alcohol market are the high capital cost for new facilities and the mature market in which it competes. ICP is positioned as a valued industrial ingredient supplier to customers in the beverage, food and industrial manufacturing markets. For these customers, high quality alcohol is a significant input to their manufacturing processes and end products. These customers demand tight product specifications. Quality and service factors create entrenched customer relationships and provide a competitive barrier against fuel ethanol producers that want to compete in these markets.
Other Alcohol Market. The other alcohol market is also a concentrated market with few producers and customers. For products destined for the industrial export marketplace, ICP’s competition is a few other U.S. producers and several foreign producers.
Fuel Ethanol Market. The U.S. fuel ethanol industry represents a significant portion of the U.S. gasoline market as fuel ethanol is generally blended at a 10% rate into the U.S. gasoline supply. In the United States, fuel ethanol is principally used as an octane enhancer to help refiners meet federal and state air emission standards and to extend fuel supplies. The U.S. fuel ethanol industry produced 14.2 billion gallons of fuel ethanol in the twelve months ending September 2014 according to the U.S. Energy Information Administration. The Renewable Fuels Association, an industry trade association, reports that there are 213 ethanol refineries in the U.S. with nameplate capacity to produce 15.1 billion gallons of ethanol per year.
U.S. ethanol is produced mainly from corn and competes globally with Brazilian ethanol, which is produced mainly from sugar. U.S. exports of fuel ethanol, which must be cost competitive against Brazilian ethanol, are an important factor in the supply and demand economics of U.S. ethanol production.
Source and Availability of Raw Materials
ICP’s principal feedstock used to produce alcohol is corn. ICP’s corn is procured directly from grain elevators and wholesale merchants in North America primarily located in central Illinois. ICP has no long-term corn procurement agreements, but instead purchases corn on a spot basis. The Company is not dependent upon any particular elevator or merchant as a source for its corn purchases.
Other
The Company has other activities that primarily include:
Emergency and crisis services. Effective July 1, 2014, the Company acquired a controlling interest in Witt Group Holdings, LLC ("Witt O'Brien's") through the acquisition of its partner's equity interest and has consolidated the financial position, results of operations and cash flows of Witt O'Brien's as of that date. Witt O'Brien's provides risk management solutions to oil, chemical and marine transportation clients, and private sector and government agencies in the United States and abroad. In the United States, these services are generally rendered to those clients who store, transport, produce or handle petroleum and certain non-petroleum oils that are subject to the provisions of OPA 90 and various other federal, state and municipal regulations. Internationally, these services may be required by legislation and regulations of countries, international maritime conventions and environmental covenants placed on clients by their lending institutions. Witt O’Brien’s also provides emergency preparedness, response and recovery management services to governmental agencies and the private sector arising from all-hazards.
Agricultural commodity trading and logistics. Agricultural commodity trading and logistics is primarily focused on the global origination, trading and merchandising of sugar. The group pairs producers and buyers and arranges for the transportation and logistics of the product.
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
Offshore Marine Services, Inland River Services and Shipping Services are subject to U.S. cabotage laws that impose certain restrictions on the ownership and operation of vessels in the U.S. coastwise trade (i.e., trade between points in the United States), including the transportation of cargo. These laws are principally contained in 46 U.S.C. § 50501 and 46 U.S.C. Chapter 551 and related regulations and are commonly referred to collectively as the “Jones Act.” Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the United States, registered under the U.S.-flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. For purposes of the Jones Act, a corporation must satisfy the following requirements to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the United States or of a state, territory or possession thereof; (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen; (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens; and (iv) at least 75% of each class or series of stock in such corporation must be owned by U.S. citizens within the meaning of the Jones Act. Should the Company fail to comply with the U.S. citizenship requirements of the Jones Act, it would be prohibited from operating its vessels in the U.S. coastwise trade during the period of such non-compliance. In addition, the Company could be subject to fines and its vessels could be subject to seizure and forfeiture for violations of the Jones Act and the related U.S. vessel documentation laws.
To facilitate compliance with the Jones Act, SEACOR’s Restated Certificate of Incorporation: (i) limits the aggregate percentage ownership by non-U.S. citizens of any class of SEACOR’s capital stock (including Common Stock) to 22.5% of the outstanding shares of each such class to ensure that ownership by non-U.S. citizens will not exceed the maximum percentage permitted by applicable maritime law (presently 25%) but authorizes SEACOR’s Board of Directors, under certain circumstances, to increase the foregoing percentage to 24%; (ii) requires institution of a dual stock certification system to help determine such ownership; (iii) provides that any issuance or transfer of shares in excess of such permitted percentage shall be ineffective as against the Company and that neither the Company nor its transfer agent shall register such purported issuance or transfer of shares or be required to recognize the purported transferee or owner as a stockholder of the Company for any purpose whatsoever except to exercise the Company’s remedies; (iv) provides that any such excess shares shall not have any voting or dividend rights; (v) permits the Company to redeem any such excess shares; and (vi) permits the Board of Directors to make such determinations as reasonably may be necessary to ascertain such ownership and implement such limitations. In addition, SEACOR’s by-laws provide that the number of non-U.S. citizen directors shall not exceed a minority of the number necessary to constitute a quorum for the transaction of business and restrict any non-U.S. citizen officer from acting in the absence or disability of the Chairman of the Board of Directors, the Chief Executive Officer or the President.
Offshore Marine Services, Inland River Services and Shipping Services operate vessels that are registered in the United States and others registered in a number of foreign jurisdictions. Vessels are subject to the laws of the applicable jurisdiction as to ownership, registration, manning and safety. In addition, the Company's vessels are subject to the requirements of a number of international conventions that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto ("MARPOL"); (ii) the International Convention on the Safety of Life at Sea, 1974 and 1978 Protocols ("SOLAS"); and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”). Key amendments to SOLAS addressing plans and procedures for the recovery of persons from water, firefighter communications, and shipboard noise reduction went into effect July 1, 2014. Major revisions to STCW and its associated code went into effect on January 1, 2012 with a five-year transition period until January 1, 2017. The Company believes that its vessels are in compliance with all applicable material regulations and have all licenses necessary to conduct their business. In addition, vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the United Kingdom pursuant to the United Kingdom Safety Act.
The Maritime Labour Convention, 2006 (the “MLC”), which consolidates almost all of the 70 existing International Labour Organization maritime labour instruments in a single modern, globally applicable, legal instrument, went into effect on August 20, 2013. The MLC establishes comprehensive minimum requirements for working conditions of seafarers including, among other things, conditions of employment, hours of work and rest, grievance and complaints procedures, accommodations, recreational facilities, food and catering, health protection, medical care, welfare, and social security protection. The MLC also provides a new definition of seafarer that now includes all persons engaged in work on a vessel in addition to the vessel's crew. Under this MLC definition, the Company may be responsible for proving that customer and contractor personnel aboard its vessels have contracts of employment that comply with the MLC requirements. The Company could also be responsible for salaries and/or benefits of third parties that may board one of the Company's vessels. The MLC requires certain vessels that engage in international trade to maintain a valid Maritime Labour Certificate issued by their flag administration. The Company has developed and implemented a fleetwide action plan to comply with the MLC to the extent applicable to its vessels. Although the United States is not a party to the MLC, U.S.-flag vessels operating internationally must comply with the MLC when visiting a port in a country that is a party to the MLC.
All of Shipping Services’ vessels, certain of Offshore Marine Services’ vessels and all of Inland River Services’ liquid tank barges are subject to periodic inspection, survey, drydocking and maintenance requirements of, the USCG and/or the American Bureau of Shipping and other marine classification societies. Moreover, to ensure compliance with applicable safety regulations, the USCG is authorized to inspect vessels at will.
In addition to the USCG, the EPA, the Office of Pipeline Safety, the BSEE and certain individual states regulate vessels, facilities and pipelines in accordance with the requirements of Oil Pollution Act of 1990 ("OPA 90") or under analogous state law. There is currently little uniformity among the regulations issued by these agencies.
When responding to third-party oil spills, a responder engaged in emergency and crisis activities has immunity from liability under federal law and all U.S. coastal state laws for any spills arising from its response efforts, except in the event of death or personal injury or as a result of its gross negligence or willful misconduct. It should be noted, however, that as a result of the Deepwater Horizon incident in 2010, some gaps have been identified in this responder immunity regime and actions are being taken by the response industry to seek modifications to existing law to remedy these gaps.
Environmental Compliance
As more fully described below, all of the Company’s businesses are, to some degree, subject to federal, state, local and international laws and regulations, as well as those of individual countries in which the Company operates, relating to environmental protection and occupational safety and health, including laws that govern the discharge of oil and pollutants into U.S. navigable and other waters or into waters covered by international law or such individual countries. Violations of these laws may result in civil and criminal penalties, fines, injunctions or other sanctions.
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
OPA 90 establishes a regulatory and liability regime for the protection of the environment from oil spills. OPA 90 applies to owners and operators of facilities operating near navigable waters and owners and operators of vessels operating in U.S. waters, which include the navigable waters of the United States and the 200-mile Exclusive Economic Zone of the United States. For purposes of its liability limits and financial responsibility and response planning requirements, OPA 90 differentiates between tank vessels (which include the Company’s chemical and petroleum product vessels and liquid tank barges) and “other vessels” (which include the Company’s tugs, offshore support vessels and dry-cargo barges).
Under OPA 90, owners and operators of regulated facilities and owners and operators or bareboat charterers of vessels are “responsible parties” and are jointly, severally and strictly liable for removal costs and damages arising from facility and vessel oil spills or threatened spills up to their limits of liability (except if the limits are broken as discussed below) unless the spill results solely from the act or omission of certain third parties under specified circumstances, an act of God or an act of war. In addition, Section 713 of the Coast Guard Authorization Act of 2010, enacted on October 15, 2010, amended OPA 90 to include as a responsible party the owner of oil being transported in a tank vessel with a single hull after December 31, 2010. Damages are defined broadly to include: (i) injury to natural resources and the costs of remediation thereof; (ii) injury to, or economic losses resulting from the destruction of, real and personal property; (iii) net loss by the United States government, a state or political subdivision thereof, of taxes, royalties, rents, fees and profits; (iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire or other hazards or taking additional safety precautions; and (vi) loss of subsistence use of available natural resources.
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
OPA 90 expanded pre-existing financial responsibility requirements and requires tank vessel owners and operators to establish and maintain with the USCG evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. Under OPA 90, an owner or operator of a fleet of vessels may demonstrate evidence of financial responsibility in an amount sufficient to cover the vessels in the fleet having the greatest maximum liability under OPA 90. The Company has satisfied USCG regulations by providing evidence of financial responsibility demonstrated by commercial insurance and self-insurance. The regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which imposes liability for discharges of hazardous substances such as chemicals, similar to OPA 90, and provides compensation for cleanup, removal and natural resource damages. Liability per vessel under CERCLA is limited to the greater of $300 per gross ton or $5 million, unless the incident is caused by gross negligence, willful misconduct, or a violation of certain regulations, in which case liability is unlimited.
As a result of the Delaware River Protection Act, which was enacted by Congress in 2006, the OPA 90 limits of liability must be adjusted not less than every three years to reflect significant increases in the Consumer Price Index. The USCG, however, did not raise these limits in 2012. The USCG issued a Notice of Proposed Rule Making on August 19, 2014 to increase the limits of liability for vessels, deepwater ports and onshore facilities to reflect significant increases in the Consumer Price Index, but it is unclear when the USCG will adopt a final rule raising these liability limits.

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
On September 30, 2013, the USCG issued a Final Rule, which became effective October 30, 2013, requiring owners and operators of nontank vessels to prepare and submit Nontank Vessel Response Plans ("NTVRPs") by January 30, 2014. The Final Rule implements a 2004 statutory mandate expanding oil spill response planning standards from tank vessels (implemented in 1993) to self-propelled nontank vessels of 400 gross tons or greater, that carry oil of any kind as fuel for main propulsion and that operate on the navigable waterways of the United States. The requirements for nontank vessels are generally similar to those for tank vessels. The Company has developed and submitted NTVRPs to meet this new requirement and such plans have been approved.
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
Congress enacted the Coast Guard and Maritime Transportation Act of 2012 on December 20, 2012, which represented the first major piece of maritime legislation enacted by Congress since 2010. However, with regard to notable oil pollution legislation, it contained only one provision related to the investment amounts of certain funds in the Oil Spill Liability Trust Fund. If Congress passes spill legislation in 2015, the Company could be subject to greater potential liability or penalties if any of the Company's vessels has an incident or the Company could be required to comply with other requirements thereby increasing the Company's operating costs.
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
The CWA also established the National Pollutant Discharge Elimination System (“NPDES”) permitting program, which governs discharges of pollutants into navigable waters of the United States. Pursuant to the NPDES, EPA issued a Vessel General Permit (“2008 VGP”), which was in effect from February 6, 2009 to December 19, 2013, covering 26 types of discharges incidental to normal vessel operations. The 2008 VGP was replaced by the Phase II VGP Regime ("2013 VGP"), which became effective on December 19, 2013. Like the 2008 VGP, the 2013 VGP applies to U.S. and foreign-flag commercial vessels that are at least 79 feet in length, and therefore applies to the Company’s vessels.
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
Section 401(d) of the CWA permits individual states to attach additional limitations and requirements to federal permits, including the 2013 VGP, that are necessary to assure that the permit will comply with any applicable CWA-based effluent limitations and other limitations, standards of performance, prohibitions, effluent standards, or pretreatment standards, and with any other appropriate requirements of that state. Pursuant to this authority, several states have specified significant, additional requirements that became a condition of the 2013 VGP. As a result, in addition to the 2013 VGP requirements, a permit may not be issued until the owners and operators of a vessel have met specific state conditions in accordance with Section 401 of the CWA, if applicable. The 2013 VGP has resulted in increased requirements and may lead to increased enforcement by the EPA and the USCG that could result in an increase in the Company’s operating costs.
Many countries have ratified and are thus subject to liability scheme adopted by the International Maritime Organization (the “IMO”) and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances. As these conventions calculate liability in terms of Special Drawing Rights ("SDRs") as used by the International Monetary Fund, which are based on a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates as of February 12, 2015. However, those rates fluctuate daily and the figures are accordingly subject to change.
Under the 1969 Convention, except where the owner is guilty of actual fault, its liability is limited to $187.67 per gross ton (a unit of measurement for the total enclosed spaces within a vessel) with a maximum liability of $19.8 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $6.4 million plus $890.36 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $126.7 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.
Vessels trading to countries that are parties to these conventions must provide evidence of insurance covering the liability of the owner. The Company believes that its Protection and Indemnity ("P&I") insurance will cover any liability under the plan adopted by the IMO. See the discussion of Insurance below.
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
The National Invasive Species Act (“NISA”) was enacted in the United States in 1996 in response to growing reports of harmful organisms being released into United States waters through ballast water taken on by vessels in foreign ports. The USCG adopted regulations under NISA in July 2004 that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering United States waters. These requirements can be met by performing mid-ocean ballast exchange, by retaining ballast water onboard the vessel, or by using environmentally sound ballast water treatment methods approved by the USCG. Mid-ocean ballast exchange is the primary method for compliance with the USCG regulations; alternative methods for ballast water treatment are still under development. Vessels that are unable to conduct mid-ocean ballast exchange due to voyage or safety concerns may discharge minimum amounts of ballast water, provided that they comply with record-keeping requirements and document the reasons they could not follow the required ballast water management requirements.
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
In lieu of the AMS option, vessel owners and operators may request an extension of the BWMS requirements. Extension requests, with certain exceptions, must be submitted no later than 12 months before the vessel’s compliance date.  The EPA and the USCG, have taken different positions regarding BWMS extensions. While the USCG is formally granting extensions to vessels that are unable to install the BWMS technology because it has not yet been type-approved, the EPA has declined to grant extensions its ballast water requirements under the 2013 VGP, which went into effect on December 19, 2013. Therefore, even if a vessel obtains a USCG extension, it will still not be in compliance with the 2013 VGP. Pursuant to a joint letter issued by the USCG and the EPA dated December 24, 2013 and a letter of non-enforcement issued by the EPA dated December 27, 2013, the EPA has clarified that non-compliance with the 2013 VGP standards will be considered a violation, but that it will take into account extensions granted by the USCG and other factors and in such cases will consider the violation a low enforcement priority. The Company will seek extensions until USCG approved ballast treatment systems are available.
In addition, states have enacted legislation or regulations to address invasive species through ballast water and hull cleaning management, and permitting requirements, which in many cases have also become part of the state’s 2013 VGP certification. For instance, California requires vessels to comply with state ballast water discharge and hull fouling requirements. On October 1, 2013, the California legislature delayed implementation of California’s ballast water discharge performance standards, effective January 1, 2014, for a two-year period. Although not yet implemented, California’s ballast water discharge performance standards are stronger than those scheduled to be implemented at the federal level. The federal government and the state of California permit the use of shipboard ballast water treatment systems to meet the discharge standards; however, the USCG requires that systems be type-approved by the USCG before they are installed on board vessels. California does not require advanced system approval, nor does the EPA under the 2013 VGP. As noted above, there are currently no type-approved systems by the USCG. Installation of AMS on board vessels will satisfy California’s ballast water discharge performance standards. It is unclear whether the California legislature will continue to extend the BWMS compliance deadline to match the USCG extension program. In addition, under the 2013 VGP, oceangoing vessels covered by the 2013 VGP are prohibited from discharging ballast water in Michigan waters unless the vessel meets Michigan state requirements and obtains a Michigan permit. New York has also imposed more stringent ballast water discharge standards, which became effective December 19, 2013 under the 2013 VGP. Currently, 25 states have added more stringent requirements to their certification of the 2013 VGP. Other states may proceed with the enactment of similar requirements that could increase the Company’s costs of operating in state waters.
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
The Clean Air Act (as amended by the Clean Air Act Amendments of 1977 and 1990, the “CAA”) was enacted in the United States in 1970 and required the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. The CAA also requires states to submit State Implementation Plans (“SIPs”), which are designed to attain national health-based air quality standards throughout the United States, including major metropolitan and/or industrial areas. Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. The EPA and some states have each proposed more stringent regulations of air emissions from propulsion and auxiliary engines on oceangoing vessels. For example, the California Air Resources Board of the State of California (“CARB”) has published regulations requiring oceangoing vessels visiting California ports to reduce air pollution through the use of marine distillate fuels once they sail within 24 miles of the California coastline effective July 1, 2009. CARB expanded the boundaries of where these requirements apply and began enforcing these new requirements on December 1, 2011. More stringent fuel oil requirements for marine gas oil went into effect on August 1, 2012.
The State of California also began on January 1, 2010 implementing regulations on a phased-in basis that require vessels to either shut down their auxiliary engines while in port in California and use electrical power supplied at the dock or implement alternative means to significantly reduce emissions from the vessel’s electric power generating equipment while it is in port. Generally, a vessel will run its auxiliary engines while in port in order to power lighting, ventilation, pumps, communication and other onboard equipment. The emissions from running auxiliary engines while in port may contribute to particulate matter in the ambient air. The purpose of the regulations is to reduce the emissions from a vessel while it is in port. The cost of reducing vessel emissions while in port may be substantial if the Company determines that it cannot use or the ports will not permit the Company to use electrical power supplied at the dock. Alternatively, the ports may pass the cost of supplying electrical power at the port to the Company, and the Company may incur additional costs in connection with modifying the Company’s vessels to use electrical power supplied at the dock.
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
In addition, the current global sulfur cap of 4.5% sulfur was reduced to 3.5% effective January 1, 2012 and will be further reduced to as low as 0.5% sulfur in 2020. The recommendations made in connection with a MARPOL fuel availability study scheduled for 2018 at IMO may cause this date to slip to 2025. The current 1.0% maximum sulfur emissions permitted in designated ECAs around the world were reduced to 0.1% sulfur on January 1, 2015. These sulfur limitations will be applied to all subsequently approved ECAs.
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
After the August 1, 2012 effective date of the North American ECA, ships operating within 200 miles of the U.S. coast are required to burn 1% sulfur content fuel oil as of August 1, 2012 (when the ECA became effective), and they are required to burn 0.1% sulfur content fuel oil as of January 1, 2015. All of the Company's U.S.-flag product tankers are in compliance with the North American ECA. EPA has received approval from the IMO to exempt and has exempted steamships from the 0.1% sulfur content fuel oil requirement until 2020. The Company, through its investment in a 50% or less owned company, has one U.S.-flag product tanker that is a steamship, which is covered by this exemption.
Annex VI of MARPOL contains requirements with respect to the prevention of air pollution by vessels and the issuance of International Air Pollution Prevention (“IAPP”) certificates to reflect compliance with those requirements. In July 2011, the IMO’s Marine Environment Protection Committee adopted amendments to MARPOL Annex VI that went into effect in the United States on January 1, 2013. These amendments created a new Chapter 4 to Annex VI, which established Regulations on Energy Efficiency for Ships that generally apply to all new and existing vessels of 400 or more gross tons, subject to certain exceptions. These regulations mandate that all new vessels have an Energy Efficiency Design Index (“EEDI”) as well as a Ship Energy Efficiency Management Plan (“SEEMP”). The EEDI, which is required for certain types of vessels that are newly constructed or undergo a major conversion after January 1, 2013, is a measure of the efficiency of a particular vessel’s power plant and its hull form that will be expressed in grams of carbon dioxide (CO2) produced per the vessel’s capacity mile, which will be based on a formula using a factor of the distance traveled by the vessel times the cargo weight. It is expected that vessels that are currently excluded from these regulations will be included in the future when new formulas are developed. The EEDI requires a minimum energy efficiency level per capacity mile (tonnage mile) for different ship types, which is expected to be reduced incrementally every five years. As long as the required energy level is attained, ship designers and builders may use the most cost-effective measures of their choice to comply with these regulations. The SEEMP is an operational plan that establishes a mechanism to improve the energy efficiency of a vessel in a cost-effective manner. A SEEMP is required for all vessels in operation and does not have a required format, but it must be developed by the vessel operator taking into account guidelines adopted by the IMO in March 2012. The amendments to Annex VI also added requirements for the International Energy Efficiency (“IEE”) Certificate. For existing vessels, IEE Certificates are required to be issued no later than their first intermediate or renewal survey for their existing IAPP Certificate after January 1, 2013. Compliance with the SEEMP must also be demonstrated and verified at that time.

    The International Convention on the Control of Harmful Anti-fouling Systems on Ships (the “AFS Convention”), which was adopted by the IMO on October 5, 2001 and went into effect on September 17, 2008, prohibits the use of certain harmful substances, known as organotins, in anti-fouling paints used on vessels. Effective November 21, 2012, vessels registered under the U.S.-flag must comply with the AFS Convention. The AFS Convention bans the application or use of tributyltin (an anti-fouling agent used on the hulls of vessels to prevent the growth of marine organisms), calls for its removal from existing anti-fouling systems and establishes a detailed and science-based mechanism to consider future restrictions of harmful substances in anti-fouling systems. The AFS Convention generally applies to vessels of 400 or more gross tons that are engaged in international voyages (excluding fixed or floating platforms, floating storage units (FSUs) and floating production, storage and offloading units (FPSOs)). Vessels subject to the AFS Convention must demonstrate compliance with the AFS through possession of an International Anti-fouling System (“IAFS”) Certificate. For U.S.-flag vessels subject to the AFS Convention, the USCG or a recognized class society will verify compliance and issue the IAFS Certificate. In addition to the United States, approximately 61 countries representing approximately 80% of the world’s tonnage have ratified the AFS Convention.
The Company’s operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject in the United States to the requirements of the Resource Conservation and Recovery Act (“RCRA”) or comparable state, local or foreign requirements. From time to time the Company arranges for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. With respect to the Company’s marine operations, EPA has a longstanding policy that RCRA only applies after wastes are “purposely removed” from the vessel. As a general matter, with certain exceptions, vessel owners and operators are required to determine if their wastes are hazardous, obtain a generator identification number, comply with certain standards for the proper management of hazardous wastes, and use hazardous waste manifests for shipments to disposal facilities. The degree of RCRA regulation will depend on the amount of hazardous waste a generator generates in any given month. Moreover, vessel owners and operators may be subject to more stringent state hazardous waste requirements in those states where they land hazardous wastes. If such materials are improperly disposed of by third parties that the Company contracts with, the Company may still be held liable for cleanup costs under applicable laws.
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
In addition, new regulations addressing garbage management went into effect on January 1, 2013 pursuant to action taken by the IMO's Marine Environment Protection Committee in July 2011 after a comprehensive review of MARPOL Annex V. The new regulations impose stricter garbage management procedures and documentation requirements for all vessels and fixed and floating platforms, which will potentially have major implications for the shipping industry, as discussed below. The most significant change in the new regulations is its general approach to garbage management. Under the prior regulations, discharge of garbage into the sea was generally allowed unless specifically prohibited or limited. This concept is reversed in the new regulations, which impose a general prohibition on the discharge of all garbage unless the discharge is expressly provided for under the regulations. The new regulations allow the limited discharge of only four categories: food waste, cargo residues and certain operational wastes not harmful to the marine environment, and carcasses of animals carried as cargo. Combined with the general prohibition on the discharge of garbage outside these limited categories, the new regulations greatly reduce the amount of garbage that vessels will be able to dispose of at sea and will increase the Company's costs of disposing garbage remaining on board vessels at their port calls. The USCG published an interim rule on February 28, 2013 to implement these new requirements in the United States effective April 1, 2013.
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
The European Union (“EU”) had indicated its intention to propose an expansion of the existing EU emissions trading scheme to include emissions of greenhouse gases from vessels, particularly if no international maritime emissions reduction targets were agreed to through the IMO or the Climate Change Convention by the end of 2011.  In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the EU's greenhouse gas reduction commitment.  In June 2013, the European Commission proposed legislation and established a strategy for progressively integrating maritime emissions into the EU’s policy for reducing domestic greenhouse emissions. The proposed legislation, which would establish a system for monitoring, reporting and verifying emissions from large ships calling at EU ports that would become effective on July 1, 2015, with the first reporting period beginning on January 1, 2018, is currently subject to approval by the European Parliament and the EU Council.
In the United States, pursuant to an April 2007 decision of the U.S. Supreme Court, the EPA was required to consider whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the CAA. In October 2007, the California Attorney General and a coalition of environmental groups petitioned the EPA to regulate greenhouse gas emissions from oceangoing vessels under the CAA. On January 1, 2009, the EPA began, for the first time, to require large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions. On December 1, 2009, the EPA issued an “endangerment finding” regarding greenhouse gases under the CAA. While this finding in itself does not impose any requirements on industry or other entities, the EPA is in the process of promulgating regulations of greenhouse gas emissions. To date, the regulations proposed and enacted by the EPA regarding carbon dioxide have not involved oceangoing vessels. Under MARPOL Annex VI, vessels operating in designated ECA's will be required to meet fuel sulfur limits and NOx emission limits, including the use of engines that meet the EPA standards for NOx emissions beginning in 2016, as discussed above.
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
Specifically, on November 25, 2002, the Maritime Transportation Security Act of 2002 (“MTSA”) was signed into law. To implement certain portions of MTSA, in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, the IMO adopted amendments to SOLAS, known as the International Ship and Port Facilities Security Code (the “ISPS Code”), creating a new chapter dealing specifically with maritime security. The new chapter came into effect in July 2004 and imposes various detailed security obligations on vessels and port authorities. Among the various requirements under MTSA and/or the ISPS Code are:

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
The Company believes it has implemented the various security measures required by MTSA, SOLAS and the ISPS Code in light of the new requirements. Specifically, the Company has implemented security plans and procedures for each of its U.S.-flag vessels, its terminal operation in Sauget, Illinois, its alcohol manufacturing facility in Pekin, Illinois and its Port Dania facility in Dania Beach, Florida, pursuant to rules implementing MTSA that have been issued by the USCG. The Company’s U.S.-flag vessels subject to the requirements of the ISPS Code and its foreign-flag vessels are currently in compliance with ISPS Code requirements.
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
IMO regulations also require owners and operators of vessels to adopt Shipboard Oil Pollution Emergency Plans ("SOPEPs"). Periodic training and drills for response personnel and for vessels and their crews are required. To the extent that Company vessels carry noxious liquid substances, the Company has adopted Shipboard Marine Pollution Emergency Plans ("SMPEPs"), which cover potential releases not only of oil but also of any noxious liquid substances. A SMPEP under Regulation 17 of Annex II of MARPOL requires all vessels of 150 or more gross tons transporting noxious liquid substances in bulk to carry on board an approved marine pollution emergency plan for noxious liquid substances.
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
Employees
As of December 31, 2014, the Company employed 4,901 individuals directly and indirectly through crewing or manning agreements. Substantially all indirect employees support Offshore Marine Services’ vessel operations.
As of December 31, 2014, Offshore Marine Services employed 914 seafarers in the North Sea and Brazil, some of whom were members of a union under the terms of an ongoing agreement. In the United States, a total of 442 employees in Inland River Services and Shipping Services were unionized under collective bargaining agreements that expire at varying times through September 30, 2017.
Management considers relations with its employees to be satisfactory.

ITEM 1A.	RISK FACTORS
Risks, Uncertainties and Other Factors That May Affect Future Results
The Company’s results of operations, financial condition and cash flows may be adversely affected by numerous risks. Carefully consider the risks described below, which represent some of the more critical risk factors that affect the Company, as well as the other information that has been provided in this Annual Report on Form 10-K. The risks described below include all known material risks faced by the Company. Additional risks not presently known may also impair the Company’s business operations.
Difficult economic conditions could materially adversely affect the Company. The success of the Company’s business is both directly and indirectly dependent upon conditions in the global financial markets and economic conditions throughout the world that are outside its control and difficult to predict. Continued uncertainty about global economic conditions may lead businesses to postpone spending in response to tighter credit and reductions in income or asset values and to cancel or renegotiate existing contracts. These factors may also adversely affect the Company’s liquidity and financial condition and the liquidity and financial condition of the Company’s customers. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) can have a material negative impact on the Company’s business and investments, which could reduce its revenues and profitability. Although the Company has some ongoing exposure to credit risks on its accounts receivable balances, these risks are heightened during periods when economic conditions worsen. The Company has procedures that are designed to monitor and limit exposure to credit risk on its receivables; however, there can be no assurance that such procedures will effectively limit its credit risk and avoid losses that could have a material adverse effect on the Company’s financial position and its results of operations. Unstable economic conditions may also increase the volatility of the Company’s stock price.
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
We are exposed to fluctuating prices of oil, decreased demand for oil, declining economic growth, and the oversupply of offshore vessels. The market for our offshore support services is impacted by the comparative price for exploring, developing, and producing oil, by the supply and cost of natural gas, and by the corresponding supply and demand for oil, both globally and regionally. Increased supply from the development of new oil and natural gas supply sources and technologies to improve recovery from current sources also may reduce the price of oil to the extent such supply increases are not offset by a corresponding growth in demand. Other factors that influence supply and demand of oil include operational issues, natural disasters, weather, political instability, conflicts, economic conditions and actions by major oil-producing countries. These factors in turn affect the committed investment for contract drilling rigs and offshore support vessels used for offshore exploration, field development and production activities. Prolonged periods of low oil and gas prices or rising costs could result in projects being delayed or canceled, as well as the impairment of certain assets. Consequently, there may be a reduction in the demand for our offshore services because of deterioration of oil prices due to weak international economic growth and strong U.S. oil and natural gas production. Likewise, increases in industry refining or manufacturing capacity for both natural gas and oil sources other than those available offshore may further reduce margins. In addition, an increase in new offshore vessels to the existing fleet without a commensurate retirement of older vessels may lead to an oversupply of vessels.
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
A prolonged material downturn in oil and natural gas prices is likely to cause a substantial decline in expenditures for exploration, development and production activity, which would result in a decline in demand and lower rates for the Company’s offshore energy support services and petroleum product transportation services. Moreover, for the year ended December 31, 2014, approximately 43% of Offshore Marine Services’ operating revenues were earned in the U.S. Gulf of Mexico and are therefore dependent on levels of activity in that region, which may differ from levels of activity in other regions of the world.
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
The Company may undertake one or more significant corporate transactions that may not achieve their intended results, may adversely affect the Company’s financial condition and its results of operations, and may result in additional risks to its businesses. The Company continuously evaluates the acquisition and disposition of operating businesses and assets and may in the future undertake significant transactions. Any such transaction could be material to the Company’s business and could take any number of forms, including mergers, joint ventures, investments in new lines of business and the purchase of equity interests or assets. The form of consideration associated with such transactions may include, among other things, cash, common stock or equity interests in the Company’s subsidiaries. The Company also evaluates the disposition of its operating businesses and assets, in whole or in part, which could take the form of asset sales, mergers or sales of equity interests in its subsidiaries (privately or through a public offering), or the spin-off of equity interests of the Company’s subsidiaries to its stockholders.
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
Investment in new business strategies and initiatives present risks not originally contemplated. The Company has invested, and in the future may again invest, in new business plans or acquisitions, some of which may not be directly linked to existing business lines or activities. These activities may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with the plans or acquisitions, inadequate return of capital and unidentified issues not discovered in due diligence. Investments in these positions also may involve securities or other assets that are not very liquid. As a result of the risks inherent in new ventures, there can be no assurance that any such venture will be successful, or that new ventures will not have a material adverse impact on the Company’s financial position and its results of operations.
The Company engages in hedging activities which expose it to risks. For corporate purposes and also as part of its trading activities, the Company may use futures and swaps to hedge risks, such as escalation in fuel costs, the cost of agricultural materials, movements in foreign exchange rates and interest rates. With respect to ethanol, the Company may attempt to offset the effects of volatility by entering into forward contracts to sell a portion of its ethanol or purchase a portion of its corn requirements. The Company also may use other hedging transactions involving exchange-traded futures contracts for corn and ethanol. However, hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. The Company may also purchase inventory in larger than usual levels to lock-in costs when it believes there may be large increases in the price of raw materials or other materials used in its businesses. Such purchases expose the Company to risks of meeting margin calls and drawing on its capital, counterparty risk due to failure of an exchange or institution with which it has done a swap, incurring higher costs than competitors or similar businesses that do not engage in such strategies, and losses on its investment portfolio. Such strategies can also cause earnings to be volatile. If the Company fails to offset such volatility, its results of operations, cash flows and financial position may be adversely affected.
The Company’s operations in the U.S. Gulf of Mexico have been adversely impacted by the Deepwater Horizon drilling rig accident and resulting oil spill. On April 22, 2010, the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico, sank after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Macondo well (the “Deepwater Horizon/BP Macondo Well Incident”). The Company and its customers have extensive operations in the U.S. Gulf of Mexico. New or additional government regulations or laws concerning drilling operations in the U.S. Gulf of Mexico and other regions could have a material adverse effect on the Company’s financial position and its results of operations.
The Company could incur liability in connection with its provision of spill response services. The Company provided spill and emergency response services, including in response to the Deepwater Horizon/BP Macondo Well Incident. Several of the Company’s business segments are currently defendants in litigation arising from the Deepwater Horizon/BP Macondo Well Incident and the Company expects it may be named in additional litigation regarding its response services. Although companies are generally exempt in the United States from liability under the CWA for their own actions and omissions in providing spill response services, this exemption might not apply if a company were found to have been grossly negligent or to have engaged in willful misconduct, or if it were to have failed to provide these services consistent with the National Contingency Plan or as otherwise directed under the CWA. In addition, the exemption under the federal CWA would not protect a company against liability for personal injury or wrongful death claims, or against prosecution under other federal or state laws. All of the coastal states of the United States in which the Company provides services have adopted similar exemptions, but, several inland states have not. If a court or other applicable authority were to determine that the Company does not benefit from federal or state exemptions from liability in providing emergency response services, or if the other defenses asserted by the Company and its business segments are rejected, the Company could be liable together with the local contractor and the responsible party for any resulting damages, including damages caused by others, subject to the indemnification provisions and other liability terms and conditions negotiated with its domestic customers. In the international market, the Company does not benefit from the spill response liability protection provided by the CWA and, therefore, is subject to the liability terms and conditions negotiated with its international clients, in addition to any other defenses available to the Company and its business segments. In connection with claims relating to clean-up operations following the Deepwater Horizon/BP Macondo Well Incident, the responsible party acknowledged and agreed to indemnify and defend one of the Company’s business segments pursuant and subject to certain contractual agreements. See "Item 3. Legal Proceedings."
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
The Company could incur liability in connection with certain obligations relating to the Deepwater Horizon incident. In connection with the Deepwater Horizon/BP Macondo Well Incident, BP Exploration & Production, Inc. and BP America Production Company engaged the services of O'Brien's Response Management, L.L.C. ("ORM"), a subsidiary of the Company, and NRC, which was a subsidiary of the Company at the time operating in the Company's now discontinued Environmental Services segment. ORM and NRC were subsequently made defendants in litigation arising from the Deepwater Horizon/BP Macondo Well Incident and the Company expects that these entities may be named in additional litigation regarding their response services. In connection with claims relating to clean-up operations following the Deepwater Horizon/BP Macondo Well Incident, the responsible party acknowledged and agreed to indemnify and defend ORM and NRC pursuant and subject to certain contractual agreements and potential limitations. On March 16, 2012, the Company sold NRC to JFL. In connection with this transaction, the Company entered into an indemnification agreement pursuant to which it agreed to indemnify JFL and certain of its affiliates for damages relating to specified claims arising from the Deepwater Horizon/BP Macondo Well Incident to the extent the responsible party breaches its indemnity obligations or is not obligated to indemnify NRC, subject to a negotiated cap and subject to a post-closing working capital adjustment and contingent consideration equal to a portion of the revenue generated by any extraordinary oil spill response that occurs within three years following the closing. No assurance can be given that the responsible party will honor its obligation to indemnify us or JFL under these arrangements. If the responsible party were to fail to honor it obligations, the Company may be faced with significant monetary payments that could materially and adversely affect the Company's financial position and its results of operations.
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
Activity outside the United States involves additional risks, including the possibility of:

•
United States embargoes or restrictive actions by U.S. and foreign governments that could limit the Company’s ability to provide services in foreign countries or cause retaliatory actions by such governments;

•	a change in, or the imposition of, withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

•	limitations on the repatriation of earnings or currency exchange controls and import/export quotas;

•	local cabotage and local ownership laws and requirements;

•	nationalization, expropriation, asset seizure, blockades and blacklisting;

•	limitations in the availability, amount or terms of insurance coverage;

•	loss of contract rights and inability to enforce contracts;

•	political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist acts, piracy and kidnapping;

•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for the Company’s services and its profitability;

•
potential noncompliance with a wide variety of laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), and similar non-U.S. laws and regulations, including the U.K. Bribery Act 2010;

•	labor strikes;

•	import or export quotas and other forms of public and government regulation;

•	changes in general economic and political conditions; and

•	difficulty in staffing and managing widespread operations.
Unstable political, military and economic conditions in foreign countries where a significant proportion of Offshore Marine Services’ operations are conducted could adversely impact the Company’s business. During the year ended December 31, 2014, approximately 57% of Offshore Marine Services’ operating revenues resulted from its foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist acts, piracy, kidnapping, nationalization of assets, currency restrictions, import or export quotas and other forms of public and government regulation, all of which are beyond the Company’s control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and gas industry and, correspondingly, on the Company should Offshore Marine Services operate vessels in a country subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupts its operations.
Offshore Marine Services, Inland River Services, Shipping Services and Illinois Corn Processing rely on several customers for a significant share of their revenues, the loss of any of which could adversely affect each of their businesses and operating results. As of December 31, 2014, no single customer accounted for more than 10% of the Company's operating revenues. The portion of Offshore Marine Services, Inland River Services, Shipping Services and Illinois Corn Processing's revenues attributable to any single customer may change over time, depending on the level of relevant activity by any such customer, the segment’s ability to meet the customer’s needs and other factors, many of which are beyond the Company’s control. The loss of any large customer or several mid-size customers could have a material and adverse effect on such segment’s or the Company’s financial position or its results of operations.
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
The Company may be unable to maintain or replace its offshore support vessels as they age. As of December 31, 2014, the average age of the Company’s Offshore Marine Services’ vessels, excluding its standby safety and wind farm utility vessels, was approximately twelve years. The Company believes that after an offshore support vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. The Company may be unable to carry out drydockings of its vessels or may be limited by insufficient shipyard capacity, which could adversely affect its ability to maintain its vessels. In addition, market conditions may not justify these expenditures or enable the Company to operate its older vessels profitably during the remainder of their economic lives. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels.
An increase in the supply of vessels, barges or equipment the Company operates could have an adverse impact on the charter rates earned by the Company’s vessels, barges and equipment. Expansion of the supply of vessels, barges and equipment would increase competition in the markets in which the Company operates. The refurbishment of disused or “mothballed” vessels and barges, conversion of vessels from uses other than oil and gas exploration and production support and related activities or construction of new vessels, barges and equipment could all add vessel, barge and equipment capacity to current worldwide levels. A significant increase in vessel, barge and equipment capacity could lower charter rates and result in lower operating revenues.
If the Company does not restrict the amount of ownership of its Common Stock by non-U.S. citizens, it could be prohibited from operating offshore support vessels, inland river vessels and barges and tankers in the United States, which would adversely impact its business and operating results. The Company is subject to the Jones Act, which governs, among other things, the ownership and operation of offshore support vessels, tankers and barges used to carry cargo between U.S. ports. Subject to limited exceptions, the Jones Act requires that vessels engaged in the U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. Although SEACOR’s Restated Certificate of Incorporation and by-laws contain provisions intended to assure compliance with these provisions of the Jones Act, a failure to maintain compliance would adversely affect the Company’s financial position and its results of operations and the Company would be prohibited from operating vessels in the U.S. coastwise trade during any period in which the Company does not comply or cannot demonstrate to the satisfaction of the relevant governmental authorities the Company’s compliance with the Jones Act. In addition, the Company could be subject to fines and its vessels could be subject to seizure and forfeiture for violations of the Jones Act and the related U.S. vessel documentation laws.
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
The Company's investment in Jones Act product carriers could be negatively impacted if the current rules restricting export of crude oil are changed, or if the Jones Act is suspended or repealed, or if the price of natural gas increase to levels that reduce the competitiveness of U.S. refineries. The investment in Jones Act product carriers could also be improvident if all existing tankers and tank barges are replaced with additional newly built equipment when they come to the end of their economic life. The Company has also committed to a significant investment in VLGC's for use in the foreign Liquefied Petroleum Gas ("LPG") trade. If the expected rise in production of LPG in the U.S. does not occur, or if most of the production of LPG is consumed domestically in petrochemical plants, or if the price of propane and butane increases to levels that lower demand, this investment may prove unprofitable. The investment could also be unprofitable due to excessive ordering of VLGC’s.
Restrictions on non-U.S. citizen ownership of the Company’s vessels could limit its ability to sell off any portion of its business or result in the forfeiture of its vessels. Compliance with the Jones Act requires that non-U.S. citizens own no more than 25% in the entities that directly or indirectly own the vessels that the Company operates in the U.S. coastwise trade. If the Company were to seek to sell any portion of its business that owns any of these vessels, it would have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the U.S. citizenship restrictions described above. As a result, the sales price for that portion of the Company’s business may not attain the amount that could be obtained in an unregulated market. Furthermore, if at any point the Company or any of the entities that directly or indirectly own its vessels cease to satisfy the requirements to be a U.S. citizen within the meaning of the Jones Act, the Company would become ineligible to operate in the U.S. coastwise trade and may become subject to penalties and risk forfeiture of its vessels.
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
Under the provisions of SEACOR’s Restated Certificate of Incorporation, the aggregate percentage of ownership by non-U.S. citizens of any class of SEACOR’s capital stock (including Common Stock) is limited to 22.5% of the outstanding shares of each such class to ensure that such ownership by non-U.S. citizens will not exceed the maximum percentage permitted by the Jones Act, which is presently 25%. The Restated Certificate of Incorporation authorizes SEACOR’s Board of Directors, under certain circumstances, to increase the foregoing permitted percentage to 24%. The Restated Certificate of Incorporation further provides that any issuance or transfer of shares to non-U.S. citizens in excess of such permitted percentage shall be ineffective as against the Company and that neither the Company nor its transfer agent shall register such purported issuance or transfer of shares to non-U.S. citizens or be required to recognize the purported transferee or owner as a stockholder of the Company for any purpose whatsoever except to exercise the Company’s remedies. Any such excess shares in the hands of a non-U.S. citizen shall not have any voting or dividend rights and are subject to redemption by the Company in its discretion. The liquidity or market value of the shares of Common Stock may be adversely impacted by such transfer restrictions.
As a result of the above provisions, a proposed transferee of the Common Stock that is a non-U.S. citizen may not receive any return on its investment in shares it purportedly purchases or owns, as the case may be, and it may sustain a loss. The Company, in its discretion, is entitled to redeem all or any portion of such shares most recently acquired (as determined by its Board of Directors in accordance with guidelines that are set forth in its Restated Certificate of Incorporation), by non-U.S. citizens, in excess of such maximum permitted percentage for such class or series at a redemption price based on a fair market value formula that is set forth in the Company’s Restated Certificate of Incorporation, which may be paid in cash or promissory notes at the discretion of the Company. Such excess shares shall also not be accorded any voting, dividend or distribution rights until they have ceased to be excess shares, provided that they have not been already redeemed by the Company. As a result of these provisions, a purported stockholder who is not a U.S. citizen within the meaning of the Jones Act may be required to sell its shares of Common Stock at an undesirable time or price and may not receive any return on its investment in such shares. Further, the Company may have to incur additional indebtedness, or use available cash (if any), to fund all or a portion of such redemption, in which case the Company’s financial condition may be materially weakened.
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
If non-U.S. citizens own more than 22.5% of SEACOR’s Common Stock, the Company may not have the funds or the ability to redeem any excess shares and it could be forced to suspend its operations in the U.S. coastwise trade. SEACOR’s Restated Certificate of Incorporation contains provisions prohibiting ownership of its Common Stock by persons who are not U.S. citizens within the meaning of the Jones Act, in the aggregate, in excess of 22.5% of such shares. In addition, the Restated Certificate of Incorporation permits the Company to redeem such excess shares. The per share redemption price may be paid, as determined by the Company’s Board of Directors, by cash or promissory notes. However, the Company may not be able to redeem such excess shares for cash because its operations may not have generated sufficient excess cash flow to fund such redemption. If, for any reason, the Company is unable to effect such a redemption when such ownership of shares by non-U.S. citizens is in excess of 25.0% of the Common Stock, or otherwise prevent non-U.S. citizens in the aggregate from owning shares in excess of 25.0% of any such class or series of the Company’s capital stock, or fail to exercise its redemption rights because it is unaware that such ownership exceeds such percentage, the Company will likely be unable to comply with the Jones Act and will likely be required by the applicable governmental authorities to suspend its operations in the U.S. coastwise trade. Any such actions by governmental authorities would have a severely detrimental impact on the Company’s financial position, results of operations and cash flows.
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
Operational risks could disrupt operations and expose the Company to liability. The operation of offshore support vessels, tankers, short-sea container, roll-on/roll-off vessels, towboats, tugs and barges is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure and collision. Additional risks to vessels include adverse sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company’s personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages, including loss of revenues from or termination of charter contracts, higher insurance rates, increased operating costs, increased governmental regulation and reporting and damage to the Company’s reputation and customer relationships. In addition, the affected vessels could be removed from service and would then not be available to generate revenues.

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
Construction of additional refined petroleum product, natural gas or crude oil pipelines could have a material adverse effect on Shipping Services’ revenues. Long-haul transportation of refined petroleum products, crude oil and natural gas is generally less costly by pipeline than by tanker. Existing pipeline systems are either insufficient to meet demand in, or do not reach, all of the markets served by Shipping Services’ tankers. The construction and operation of new pipeline segments could have a material and adverse effect on Shipping Services’ business.
The Company is subject to complex laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business. Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the manning, construction and operation of vessels significantly affect the Company’s operations. Many aspects of the marine industry are subject to extensive governmental regulation by the USCG, Occupational Safety and Health Administration (“OSHA”), NTSB, EPA, IMO, the U.S. Department of Homeland Security, the U.S. Maritime Administration, and the CBP, and to regulation by port states and classification societies (such as the American Bureau of Shipping), as well as to regulation under international treaties, such as SOLAS, administered by port states and classification societies. The USCG, OSHA and NTSB set safety standards and are authorized to investigate marine casualties and recommend improved safety standards. The CBP and USCG are authorized to inspect vessels at will.
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
Inland River Services’ results of operations are affected by adverse weather and river conditions. Weather patterns, such as excessive rainfall or drought, can affect river levels and cause ice conditions during winter months, which can hamper barge navigation. Locks and dams on river systems may be closed for maintenance or other causes, which may delay barge movements. These conditions could adversely impact Inland River Services.
The aging infrastructure on the U.S. Inland River Waterways may lead to increased costs and disruptions in Inland River Services’ operations. Many of the locks and dams on the U.S. Inland River Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance outages. Delays caused by malfunctioning locks and dams could increase Inland River Services’ operating costs and delay the delivery of cargoes. Moreover, in the future, increased user taxes could be imposed to fund necessary infrastructure improvements, and such increases may not be recoverable by Inland River Services through pricing increases. The foregoing risks could also make inland barge transport less competitive than rail.
Inland River Services’ results of operations could be materially and adversely affected by fuel price fluctuations. For the most part, Inland River Services purchases towboat and fleeting services from third party vendors. The price of these services can rise when fuel prices escalate and could adversely impact Inland River Services’ results of operation.
The results of ICP’s ethanol operations are principally reliant on managing the volatility and uncertainty associated with the spread between the prices of corn, natural gas, alcohol, and distillers grains. The results of the Company's alcohol manufacturing business, ICP, are significantly affected by commodity prices and, in particular, the spread between the input costs of corn and natural gas that ICP purchases compared with the output prices of alcohol and distillers grains that it sells. Market forces that ICP does not control also affect prices, including weather, demand, shortages, export prices, and governmental policies. Market prices for alcohol produced in the U.S. are also influenced by the supply of and demand for imported alcohol. Imported alcohol, including sugarcane alcohol imported from Brazil also competes with ICP’s domestic alcohol production. Consequently, ICP’s operating results may fluctuate substantially with increases in corn or natural gas input prices or decreases in alcohol, and distillers grains and, thus, ICP’s results of operations may be adversely affected by such activity. Narrow spreads between alcohol and corn prices would adversely affect ICP's results of operations, cash flows and financial position.
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
The Company’s operations are subject to certain foreign currency, interest rate, fixed-income, equity and commodity price risks. The Company is exposed to certain foreign currency, interest rate, fixed-income, equity and commodity price risks and although some of these risks may be hedged, fluctuations could impact the Company’s financial position and its results of operations. For instance, a strengthening of the U.S. dollar results in higher prices for U.S. exports, which may adversely effect Inland River Services, Shipping Services and Illinois Corn Processing operating results. The Company has, and anticipates that it will continue to have, contracts denominated in foreign currencies. It is often not practicable for the Company to effectively hedge the entire risk of significant changes in currency rates during a contract period. The Company’s financial position and its results of operations have been negatively impacted for certain periods and positively impacted for other periods, and may continue to be affected to a material extent by the impact of foreign currency exchange rate fluctuations. The Company’s financial position and its results of operations may also be affected by the cost of hedging activities that the Company undertakes. The Company holds a large proportion of its net assets in cash equivalents and short-term investments, including a variety of public and private debt and equity instruments. Such investments subject the Company to risks generally inherent in the capital markets. Given the relatively high proportion of the Company’s liquid assets relative to its overall size, its financial position and its results of operations may be materially affected by the results of the Company’s capital management and investment activities and the risks associated with those activities. Volatility in the financial markets and overall economic uncertainty also increase the risk that the actual amounts realized in the future on the Company’s debt and equity instruments could differ significantly from the fair values currently assigned to them. In addition, changes in interest rates may have an adverse impact on the Company’s financial position and its results of operations.

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
An outbreak of any contagious disease, such as Ebola or H1N1 Flu, may adversely affect the Company’s business and operations. The outbreak of diseases, such as Ebola and H1N1 Flu, commonly referred to as Swine Flu, has curtailed and may curtail travel to and from certain countries, or geographic regions. Restrictions on travel to and from these countries or other regions due to additional incidences for diseases, such as Swine Flu, could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
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
The Company relies on information technology, and if it is unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, its operations could be disrupted and its business could be negatively affected. The Company relies on information technology networks and systems to process, transmit and store electronic and financial information; to capture knowledge of its business; to coordinate its business across its operation bases; and to communicate within the Company and with customers, suppliers, partners and other third-parties. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cyber attacks, telecommunication failures, user errors or catastrophic events.

The Company's information technology systems are becoming increasingly integrated, so damage, disruption or shutdown to the system could result in a more widespread impact. If the Company's information technology systems suffer severe damage, disruption or shutdown, and its business continuity plans do not effectively resolve the issues in a timely manner, the Company's operations could be disrupted and its business could be negatively affected. In addition, cyber attacks could lead to potential unauthorized access and disclosure of confidential information, and data loss and corruption. There is no assurance that the Company will not experience these service interruptions or cyber attacks in the future. Further, as the methods of cyber attacks continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber attacks.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Offshore support vessels, inland river towboats and barges, product tankers, harbor and offshore towboats and barges, RORO vessels and barges, terminals and manufacturing and servicing facilities are the principal physical properties owned by the Company and are more fully described in "Offshore Marine Services," "Inland River Services," "Shipping Services" and "Illinois Corn Processing" in "Item 1. Business."

ITEM 3.	LEGAL PROCEEDINGS
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by ORM during the Deepwater Horizon oil spill response and clean-up in the U.S. Gulf of Mexico. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig "Deepwater Horizon", MDL No. 2179 filed in the U.S. District Court for the Eastern District of Louisiana ("MDL"). The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action and pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell

Action and claims asserted in the MDL, discussed further below. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
On December 15, 2010, NRC, a subsidiary of the Company prior to the SES Business Transaction, and ORM were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The "B3" master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. On July 17, 2014, the Court issued a pretrial order that established a protocol for disclosures clarifying the basis for the “B3” claims asserted against the Clean-Up Responder Defendants, including ORM and NRC, in the MDL. Under this protocol, Plaintiffs who satisfy certain criteria and believe they have specific evidence in support of their claims, including that any Clean-Up Responder Defendant(s) failed to act pursuant to the authority and direction of the federal government in conducting Deepwater Horizon oil spill remediation and clean-up operations, must submit a sworn statement or face dismissal. Plaintiffs’ deadline to serve such sworn statements in support of their claims was September 22, 2014, with the exception of several Plaintiffs who were granted an extension until October 10, 2014. On November 14, 2014, the Clean-Up Responder Defendants and the Plaintiffs’ Steering Committee in the MDL submitted a joint report to the Court regarding claimants’ compliance with the pretrial order.  In this joint report, the parties (i) explained how they complied with the notice requirements of Court’s July 17, 2014 pretrial order, (ii) noted that they had received 102 sworn statements in connection with this pretrial order, and (iii) provided the Court with an assessment of the sworn statements received. Procedures and next steps in connection with the “B3” claims will now be addressed by the Court. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Subsequent to the filing of the referenced master complaint, ten additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. By court order, all of these additional individuals' cases have been stayed until further notice. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 13, 2011, the Company was named as a defendant in Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), an action in which plaintiff, a former employee, alleges sustaining personal injuries in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case is subject to the MDL Court’s stay of individual proceedings, the employee moved to sever his case from the MDL on July 16, 2012, which the Court denied on March 5, 2013. The employee filed a motion asking the Court to reconsider, which was denied on May 3, 2013, and the employee filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) on May 22, 2013. On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction, which was granted on August 16, 2013. The same company employee has also brought a claim in the M/V Seacor Vanguard vessel’s limitation action in the MDL which relates to any actions that may have been taken by vessels owned by the Company to extinguish the fire. On October 20, 2014, the Company moved for summary judgment, seeking dismissal with prejudice of all of the Company employee’s claims in the MDL in light of the Court’s prior rulings. This motion is still pending decision. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that sought to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.), which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation ("Cameron"), Halliburton Energy Services, Inc., and M-I L.L.C. ("M-I") also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. Transocean's limitation action, and thus the remainder of the aforementioned cross-claims, remains pending, although the Court has found Cameron and M-I to be not liable in connection with the Deepwater Horizon incident and resultant oil spill and dismissed these parties from the MDL. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company ("BP America") (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP. The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012. A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages Class Action Settlement ("E&P Settlement") on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement ("Medical Settlement") on January 11, 2013. Both class action settlements were appealed to the Fifth Circuit. The Fifth Circuit affirmed the MDL Court's decision concerning the E&P Settlement on January 10, 2014, and also affirmed the MDL Court's decision concerning the interpretation of the E&P Settlement with respect to business economic loss claims on March 3, 2014. The appeal of the Medical Settlement, on the other hand, was voluntarily dismissed and the Medical Settlement became effective on February 12, 2014. The deadline for bringing a claim to the Medical Benefits Claims Administrator is one year from the effective date of the Settlement. Although neither the Company, ORM, nor NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, barring any further successful appeal, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the Company's and ORM's potential exposure, if any, from some of the pending actions described above, and continues to evaluate the settlements' impacts on these cases. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
ORM is defending against one collective action lawsuit, which asserts failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon oil spill response under the Fair Labor Standards Act (“FLSA”). This case, Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”), was brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors. On February 19, 2015, the parties reached a full and final settlement agreement with respect to all of the Plaintiffs’ claims for an undisclosed immaterial amount. The parties intend to file related documents with the Court to have the matter dismissed with prejudice in its entirety.
In a related action, Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”), which was also filed in the United States District Court for the Eastern District of Louisiana and in which plaintiffs alleged claims similar to those alleged in the Himmerite Action, the parties reached a full and final settlement agreement on November 6, 2014 with respect to all of the Plaintiffs’ claims for an undisclosed amount. On November 19, 2014, the Court approved the parties’ settlement and dismissed the Prejean Action with prejudice in its entirety.
In a third related action, Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”), which was also filed in the United States District Court for the Eastern District of Louisiana and in which plaintiffs alleged claims similar to those alleged in the Prejean and Himmerite Actions, the parties reached a full and final settlement agreement on February 13, 2014 with respect to all of the Plaintiffs' individual claims for an undisclosed amount. On April 11, 2014, the Court approved the parties’ settlement and dismissed the Singleton Action with prejudice in its entirety. The Court also ordered that the tolling order which had been entered in the Singleton Action expired as of April 11, 2014.
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
In connection with the SES Business Transaction, the Company remains contingently liable for certain obligations, including potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response. Pursuant to the agreement governing the sale, the Company's potential liability to the purchaser may not exceed the consideration received by the Company for the SES Business Transaction. The Company is currently indemnified under contractual agreements with BP for the potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response.
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
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Officers of SEACOR serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of SEACOR as of December 31, 2014 were as follows:

Name	Age	Position
Charles Fabrikant	70
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

Oivind Lorentzen	64
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

Matthew Cenac	49
Senior Vice President and Chief Financial Officer of SEACOR since August 2014 and, from September 2005 to August 2014, was Vice President and Chief Accounting Officer. From June 2003, when he joined SEACOR, to August 2005, Mr. Cenac was Corporate Controller of SEACOR. In addition, Mr. Cenac is an officer and director of certain SEACOR subsidiaries.

Paul Robinson	47
Senior Vice President, General Counsel and Corporate Secretary of SEACOR since November 2007. From 1999 through June 2007, Mr. Robinson held various positions at Comverse Technology, Inc., including Chief Operating Officer, Executive Vice President, General Counsel and Corporate Secretary.

John Gellert	44
Senior Vice President of SEACOR since May 2004. In July 2005, Mr. Gellert was appointed President of SEACOR's Offshore Marine Services' segment, a capacity in which he still serves. Since June 1992, when Mr. Gellert joined SEACOR, until July 2005, he had various financial, analytical, chartering and marketing roles within SEACOR. In addition, Mr Gellert is an officer and director of certain SEACOR subsidiaries.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for the Company’s Common Stock
SEACOR’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “CKH.” Set forth in the table below for the periods presented are the high and low sale prices for SEACOR’s Common Stock.

	HIGH	LOW
Fiscal Year Ending December 31, 2015:
First Quarter (through February 24, 2015)	$76.11	$67.50
Fiscal Year Ending December 31, 2014:
First Quarter	$92.42	$81.22
Second Quarter	$88.29	$77.51
Third Quarter	$83.38	$74.80
Fourth Quarter	$83.12	$68.07
Fiscal Year Ending December 31, 2013:
First Quarter	$91.38	$67.76
Second Quarter	$84.21	$69.78
Third Quarter	$92.62	$82.25
Fourth Quarter	$99.00	$89.19
As of February 24, 2015, there were 213 holders of record of Common Stock.
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

Performance Graph
Set forth in the graph below is a comparison of the cumulative total return that a hypothetical investor would have earned assuming the investment of $100 over the five-year period commencing on December 31, 2009 in (i) the Common Stock of the Company, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the Simmons Offshore Transportation Services Index, an index of oil service companies published by Simmons and Company International Limited (the “Simmons Peer Index”). The information set forth in the graph below shall be considered "furnished" but not "filed" for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934.

	December 31,
	2009	2010	2011	2012	2013	2014
Company(1)	100	153	134	134	188	152
S&P 500(1)	100	115	117	136	180	205
Simmons Peer Index(2)	100	118	115	118	156	109
_____________________

(1)	Assumes the reinvestment of dividends.

(2)
Simmons Peer Index is calculated as a simple average percentage in share prices and includes the following companies: Bourbon S.A., Bristow Group Inc., PHI Inc., Tidewater Inc., GulfMark Offshore, Inc., Kirby Corporation, Hornbeck Offshore Services, Inc., Solstad Offshore ASA, Farstad Shipping ASA, DOF ASA, and SEACOR Holdings Inc.

Issuer Repurchases of Equity Securities
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the years ended December 31, 2014 and 2012, the Company acquired for treasury 2,531,324 and 1,377,798 shares of Common Stock, respectively for an aggregate purchase price of $195.3 million and $119.6 million, respectively. During the year ended December 31, 2013, the Company acquired no shares of Common Stock. As of December 31, 2014, SEACOR had authorization to repurchase $150.0 million of Common Stock. In addition, during the year ended December 31, 2014, the Company acquired for treasury 26,792 shares of Common Stock for an aggregate purchase price of $2.0 million upon the exercise of certain stock options by the Company's Executive Chairman. These shares were purchased in accordance with the terms of the Company's Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR's Board of Directors.
This following table provides information with respect to purchases by the Company of shares of its Common Stock during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)
10/01/14 – 10/31/14	517,708	$75.68	—	$51,321,814
11/01/14 – 11/30/14	95,254	$73.57	—	$44,313,922
12/01/14 – 12/31/14	308,866	$71.27	—	$150,000,000
______________________

(1)
Since February 1997, SEACOR’s Board of Directors has authorized the repurchase of Common Stock. From time to time thereafter, SEACOR's Board of Directors have increased the authority to repurchase Common Stock and most recently increased the authority to $150.0 million on December 29, 2014.

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
Operating Revenues:
Offshore Marine Services	$529,944	$567,263	$519,817	$376,788	$515,856
Inland River Services	253,150	215,613	226,561	187,657	161,697
Shipping Services	214,316	194,184	180,036	161,307	147,632
Illinois Corn Processing	236,293	193,682	188,650	—	—
Other(1)	89,736	79,532	195,731	306,867	350,716
Eliminations and Corporate	(4,045)	(3,002)	(2,498)	(122)	(2,399)
	$1,319,394	$1,247,272	$1,308,297	$1,032,497	$1,173,502
Operating Income	$165,243	100,042	$56,405	$67,138	$243,099
Other Income (Expenses):
Net interest expense	$(23,970)	(27,125)	$(20,531)	$(26,880)	$(35,036)
Other(2)	21,962	(5,285)	18,698	(36,489)	2,331
	$(2,008)	$(32,410)	$(1,833)	$(63,369)	$(32,705)
Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$100,132	$47,195	$25,343	$9,273	$141,962
Discontinued operations	—	(10,225)	35,872	31,783	102,762
	$100,132	$36,970	$61,215	$41,056	$244,724
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$5.18	$2.37	$1.24	$0.44	$6.63
Discontinued operations	—	(0.51)	1.76	1.50	4.80
	$5.18	$1.86	$3.00	$1.94	$11.43
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$4.71	$2.32	$1.22	$0.43	$6.52
Discontinued operations	—	(0.50)	1.73	1.48	4.73
	$4.71	$1.82	$2.95	$1.91	$11.25
Statement of Cash Flows Data – provided by (used in):
Operating activities:
Continuing operations	$191,382	$185,026	$81,487	$114,628	$217,348
Discontinued operations	—	24,298	189,216	21,305	181,467
Investing activities:
Continuing operations	(224,358)	(130,768)	(138,629)	(174,810)	157,669
Discontinued operations	—	(8,502)	(7,665)	(157,146)	(138,441)
Financing activities:
Continuing operations	(57,175)	222,574	(247,528)	(25,277)	(544,681)
Discontinued operations	—	(14,017)	(12,919)	246,260	38,170
Effects of exchange rate changes on cash and cash equivalents:
Continuing operations	(3,101)	477	2,087	1,517	(6,314)
Discontinued operations	—	143	673	442	(1,696)
Capital expenditures of continuing operations	(360,637)	(195,901)	(239,350)	(165,264)	(112,629)
Balance Sheet Data (at period end):
Cash and cash equivalents, restricted cash, marketable securities and Title XI and construction reserve funds	$786,644	$825,641	$493,786	$729,635	$828,508
Total assets	3,245,033	3,116,233	3,700,794	3,928,134	3,760,389
Long-term debt, less current portion	834,383	834,118	655,309	710,352	661,542
Total SEACOR Holdings Inc. stockholders’ equity	1,399,494	1,400,852	1,713,654	1,789,607	1,787,237

______________________

(1)	Other primarily includes the operations of the Company's emergency and crisis services activities and its agricultural commodity trading and logistics activities.

(2)	Other principally includes gains and losses from debt extinguishment, marketable security, derivative and foreign currency transactions.

FORWARD-LOOKING STATEMENTS
Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the three years in the period ended December 31, 2014, and its financial condition as of December 31, 2014. Except for the historical information contained herein, this Annual Report on Form 10-K and other written and oral statements that the Company makes from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. Among the factors that could cause actual results to differ materially are those discussed in “Risks, Uncertainties and Other Factors That May Affect Future Results” in Item 1A of this Annual Report on Form 10-K. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes to its consolidated financial statements included in Part IV of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Company’s operations are divided into four main business segments – Offshore Marine Services, Inland River Services, Shipping Services, and Illinois Corn Processing. The Company also has activities that are referred to and described under Other that primarily includes emergency and crisis services, agricultural commodity trading and logistics, lending and leasing activities and noncontrolling investments in various other businesses.
The Company reports a disposed business as discontinued operations when it has no continuing interest in the business. Discontinued operations includes the historical financial position, results of operations and cash flows of the operations reported as discontinued in Part IV "Note 17. Discontinued Operations" of this Annual Report on Form 10-K.
Consolidated Results of Operations
Consolidating segment tables for each period presented below is included in Part IV “Note 16. Major Customers and Segment Information” of this Annual Report on Form 10-K.
Offshore Marine Services
The market for offshore oil and gas drilling has historically been cyclical. Demand for offshore support vessels tends to be linked to the price of oil and gas which significantly impacts Offshore Marine Services’ customer exploration and drilling activity levels. Oil and gas prices tend to fluctuate based on many factors, including global economic activity, levels of reserves and production acivity. Price levels for oil and gas can in themselves influence demand. In addition to the price of oil and gas, the availability of acreage, local tax incentives or disincentives, moratoriums and other regulatory actions, and requirements for maintaining interests in leases affect activity in the oil and gas industry. The cyclicality of the market is further exacerbated by a tendency in the industry to order capital assets as demand grows, often resulting in new capacity becoming available just as demand for oil and gas is peaking and activity is about to decline. Factors that influence the level of offshore exploration and drilling activities include:

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
Offshore oil and gas market conditions deteriorated during 2014, primarily in the fourth quarter, and have continued to deteriorate through the date hereof, as offshore drilling and associated activity declined in response to lower oil and gas prices.

In the U.S. Gulf of Mexico, operating results for all vessel classes were negatively impacted as oil producing companies focused on cost reduction. Market conditions in international regions were also weaker in 2014; however, operating results were supported by positive contract coverage offsetting weak market conditions. Offshore Marine Services continues to closely monitor the delivery of newly built offshore support vessels to the industry-wide fleet, which is creating situations of oversupply thereby lowering the demand for the Company's existing offshore support vessel fleet. A continuation of weak oil and gas prices leading to lower customer exploration and drilling activity levels and the increasing size of the global offshore support vessel fleet as newly built vessels are placed into service could in isolation or together have a material adverse effect on Offshore Marine Services' results of operations, financial position and cash flows.
Over the last several years, Offshore Marine Services has disposed of its old generation equipment while taking delivery of new vessels specifically designed to meet the changing requirements of the market. Since December 31, 2005, the average age of the fleet, excluding standby safety and wind farm utility vessels, has been reduced from 16 years to 13 years as of December 31, 2014. Offshore Marine Services entered 2015 with a diverse fleet and broad geographical distribution of vessels, which should minimize trading risk during the current unstable market. The Company's strong financial position should enable Offshore Marine Services to purchase, mobilize or upgrade vessels to meet changing market conditions.
Results of Operations
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

For the years ended December 31, the results of operations for Offshore Marine Services were as follows:

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	229,859	43	275,027	48	228,205	44
Africa, primarily West Africa	70,841	14	65,156	12	67,419	13
Middle East	46,777	9	51,263	9	49,804	9
Brazil, Mexico, Central and South America	49,496	9	48,676	9	51,836	10
Europe, primarily North Sea	111,237	21	101,946	18	102,611	20
Asia	21,734	4	25,195	4	19,942	4
	529,944	100	567,263	100	519,817	100
Costs and Expenses:
Operating:
Personnel	188,284	36	190,059	34	177,964	34
Repairs and maintenance	49,304	9	50,854	9	54,171	11
Drydocking	38,625	7	46,944	8	27,743	5
Insurance and loss reserves	14,108	3	16,950	3	15,654	3
Fuel, lubes and supplies	28,723	5	30,252	5	30,366	6
Leased-in equipment	27,479	5	28,956	5	21,850	4
Brokered vessel activity	54	—	93	—	461	—
Other	18,515	4	17,937	3	21,471	4
	365,092	69	382,045	67	349,680	67
Administrative and general	58,353	11	60,279	11	59,253	11
Depreciation and amortization	64,615	12	65,424	12	61,542	12
	488,060	92	507,748	90	470,475	90
Gains on Asset Dispositions	26,545	5	28,664	5	14,876	3
Operating Income	68,429	13	88,179	15	64,218	13
Other Income (Expense):
Derivative gains (losses), net	(171)	—	83	—	(243)	—
Foreign currency gains (losses), net	(1,375)	—	(2,209)	—	1,077	—
Other, net	14,671	3	3	—	2	—
Equity in Earnings of 50% or Less Owned Companies	10,468	2	13,522	2	5,214	1
Segment Profit(1)	92,022	18	99,578	17	70,268	14
______________________

(1)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV "Note 11. Noncontrolling Interests in Subsidiaries" included in this Annual Report on Form 10-K.

Operating Revenues by Type. The table below sets forth, for the years indicated, operating revenues earned by type.

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	218,270	41	262,303	46	215,023	41
Africa, primarily West Africa	66,198	12	61,449	11	65,544	12
Middle East	37,853	7	44,539	8	42,726	8
Brazil, Mexico, Central and South America	44,052	8	41,211	7	44,543	9
Europe, primarily North Sea	108,804	21	100,389	18	101,826	20
Asia	19,935	4	21,534	4	19,404	4
Total time charter	495,112	93	531,425	94	489,066	94
Bareboat charter	4,671	1	3,587	1	3,170	1
Brokered vessel activity	—	—	(2)	—	660	—
Other marine services	30,161	6	32,253	5	26,921	5
	529,944	100	567,263	100	519,817	100

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

	2014	2013	2012
Rates Per Day Worked:
Anchor handling towing supply	$25,839	$26,539	$26,158
Fast support	9,235	8,108	7,350
Mini-supply	6,708	7,814	7,551
Standby safety	10,819	9,945	9,678
Supply	17,685	16,585	16,091
Towing supply	9,253	9,548	6,202
Specialty	29,558	28,876	18,872
Liftboats	23,074	22,998	19,407
Overall Average Rates Per Day Worked (excluding wind farm utility)	15,275	14,370	12,816
Wind farm utility	2,607	2,303	2,702
Overall Average Rates Per Day Worked	12,011	11,609	10,642
Utilization:
Anchor handling towing supply	80%	74%	65%
Fast support	75%	88%	87%
Mini-supply	91%	90%	92%
Standby safety	87%	88%	87%
Supply	80%	78%	81%
Towing supply	74%	86%	58%
Specialty	50%	53%	56%
Overall Fleet Utilization (excluding liftboats and wind farm utility)	80%	83%	81%
Liftboats	65%	72%	77%
Overall Fleet Utilization (excluding wind farm utility)	78%	81%	81%
Wind farm utility	90%	90%	91%
Overall Fleet Utilization	81%	83%	83%
Available Days:
Anchor handling towing supply	5,998	6,205	6,290
Fast support	10,045	11,701	13,091
Mini-supply	1,799	2,298	2,562
Standby Safety	8,760	8,760	8,886
Supply	5,404	6,247	6,641
Towing supply	730	730	1,092
Specialty	1,095	1,327	1,151
Overall Fleet Available Days (excluding liftboats and wind farm utility)	33,831	37,268	39,713
Liftboats	5,475	6,158	4,968
Overall Fleet Available Days (excluding wind farm utility)	39,306	43,426	44,681
Wind farm utility	11,741	11,616	10,897
Overall Fleet Available Days	51,047	55,042	55,578

2014 compared with 2013
Operating Revenues. Operating revenues were $37.3 million lower in 2014 compared with 2013. Time charter revenues were $36.3 million lower in 2014 compared with 2013.
Excluding the contribution of the wind farm utility vessels, fleet utilization was 78% in 2014 compared with 81% in 2013, and average day rates were $15,275 per day in 2014 compared with $14,370 per day in 2013, an increase of $905 per day or 6%. The number of days available for charter was 39,306 in 2014 compared with 43,426 in 2013, a 4,120 day or 9% reduction.
In the U.S. Gulf of Mexico, time charter revenues were $44.0 million lower in 2014 compared with 2013. Time charter revenues were $3.2 million higher due to improved utilization, $13.9 million lower due to a decrease in average day rates, $21.8 million lower due to net fleet dispositions including the return of nine leased-in vessels to their owners during 2014, $3.2 million lower due to the effect of cold-stacking vessels and $8.3 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. As of December 31, 2014, the Company had one vessel cold-stacked in this region compared with no vessels as of December 31, 2013.
In Africa, time charter revenues were $4.7 million higher in 2014 compared with 2013. Time charter revenues were $1.5 million higher due to improved utilization, $3.0 million higher due to fleet additions and $3.7 million higher due to the repositioning of vessels between geographic regions. Time charter revenues were $3.5 million lower due to a decrease in average day rates.
In the Middle East, time charter revenues were $6.7 million lower in 2014 compared with 2013. Time charter revenues were $4.5 million lower due to reduced utilization, $2.8 million lower due to the repositioning of vessels between geographic regions and $0.6 million higher due to improved average day rates.
In Brazil, Mexico and Central and South America, time charter revenues were $2.8 million higher in 2014 compared with 2013. Time charter revenues were $7.3 million higher due to improved utilization, $1.9 million lower due to the repositioning of vessels between geographic regions and $2.6 million lower due to a decrease in average day rates.
In Europe, excluding wind farm utility vessels, time charter revenues were $6.3 million higher in 2014 compared with 2013. Time charter revenues were $2.1 million higher due to increased average day rates and $4.2 million higher due to favorable changes in currency exchange rates. For the wind farm utility vessels, time charter revenues were $2.2 million higher. Time charter revenues were $1.9 million higher due to improved average day rates, $1.2 million higher due to favorable changes in currency exchange rate, and $1.5 million higher due to net fleet additions. Time charter revenues were $0.7 million lower due to reduced utilization and $1.7 million lower due to the repositioning of vessels between geographic regions.
In Asia, time charter revenues were $1.6 million lower in 2014 compared with 2013. Time charter revenues were $0.8 million higher due to improved average day rates and $2.4 million lower due to reduced utilization.
Operating Expenses. Operating expenses were $17.0 million lower in 2014 compared with 2013. Operating expenses were $18.0 million lower due to net fleet dispositions. In addition, drydocking expenses were $7.1 million lower primarily due to a reduction in drydocking activity in the U.S. Gulf of Mexico, West Africa, Europe and Asia and insurance and loss reserves were $2.5 million lower primarily due to fewer claims. These reductions were partially offset by an $8.3 million increase in personnel costs primarily due to higher wage and benefits costs for vessel crew and a $1.8 million increase in repairs and maintenance costs.
Administrative and General. Administrative and general expenses were $1.9 million lower for the year ended December 31, 2014 compared with the year ended December 31, 2013 primarily due to a reduction in wage and benefit costs.
Gains on Asset Dispositions. During 2014, the Company sold 14 offshore support vessels and other equipment for net proceeds of $177.3 million and gains of $48.3 million, of which $13.5 million was recognized currently and $34.8 million was deferred. In addition, the Company recognized previously deferred gains of $13.0 million. During 2013, the Company sold 19 offshore support vessels and other equipment for net proceeds of $174.1 million and gains of $40.3 million, of which $28.6 million was recognized currently and $11.7 million was deferred. In addition, the Company recognized previously deferred gains of $0.1 million.
Operating Income. Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 8% in 2014 compared with 10% in 2013. The decrease was primarily due to net fleet dispositions and weaker market conditions in the U.S. Gulf of Mexico.
Other, net. During 2014, the Company received net litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction. Upon settlement of the litigation, the Company recognized a gain of $14.7 million.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. During 2013, the Company acquired a controlling interest in C-Lift LLC through the acquisition of its partner’s 50% interest and recognized a $4.2 million gain, net of tax, included in equity in earnings of 50% or less owned companies upon marking its investment to fair value.

2013 compared with 2012
Operating Revenues. Operating revenues were $47.4 million higher in 2013 compared with 2012. Time charter revenues were $42.4 million higher in 2013 compared with 2012. Results for 2013 included a full year’s contribution from the Company’s liftboat fleet that was acquired on March 30, 2012. During the first quarter of 2013, the liftboats contributed $20.8 million of operating revenues, of which $19.3 million was time charter revenues with an average day rate of $18,573 per day and a utilization rate of 64%.
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
Operating Expenses. Operating expenses were $32.4 million higher in 2013 compared with 2012, of which $16.4 million was attributable to the liftboat fleet during the first quarter of 2013. Excluding the impact of the liftboat fleet during the first quarter of 2013, operating expenses were $16.0 million higher in 2013 compared with 2012. Personnel costs were $5.5 million higher primarily due to the recognition during 2013 of a $2.7 million charge for the Company’s share of a funding deficit arising from the March 2012 actuarial valuation of the United Kingdom Merchant Navy Officers’ Pension Fund, and increased seafarer compensation costs. Repair and maintenance expenses were $5.6 million lower primarily due to decreased expenditure in Africa, the Middle East, Brazil, Mexico, Central and South America and Asia. Drydocking expenses were $14.3 million higher primarily due to an increase in drydocking activity in the U.S. Gulf of Mexico, Africa and Europe. Fuel, lube and supply expenses were $1.3 million lower primarily due to a decrease in fuel consumption related to vessels repositioning between geographic regions. Leased-in equipment expense was $7.1 million higher primarily due to the expiration of amortized deferred gains upon the extension of leases for vessels previously sold and leased back and an increase in bareboat charter expense in the Middle East. Other operating expenses were $3.7 million lower primarily due to fewer vessels repositioning between geographic regions.
Administrative and General. Administrative and general expenses were $1.0 million higher in 2013 compared with 2012 primarily due to the acquisition of the liftboat fleet on March 30, 2012.
Depreciation. Depreciation expenses were $3.9 million higher in 2013 compared with 2012 primarily due to the acquisition of the liftboat fleet on March 30, 2012.
Gains on Asset Dispositions. During 2013, the Company sold 19 offshore support vessels and other equipment for net proceeds of $174.1 million and gains of $40.3 million, of which $28.6 million was recognized currently and $11.7 million was deferred. In addition, the Company recognized previously deferred gains of $0.1 million. During 2012, the Company sold seven offshore support vessels and other equipment for net proceeds of $126.0 million and gains of $24.5 million, of which $5.5 million was recognized currently and $19.0 million was deferred. In addition, the Company recognized previously deferred gains of $9.4 million.
Operating Income. Excluding the impact of gains on asset dispositions and the impact of brokered vessel activity, operating income as a percentage of operating revenues was 10% in 2013 compared with 9% in 2012. The increase was primarily due to improved results in the U.S. Gulf of Mexico.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax, was $8.3 million higher in 2013 compared with 2012. During 2013, the Company acquired a controlling interest in C-Lift LLC through the acquisition of its partner’s 50% interest and recognized a $4.2 million gain, net of tax, included in equity in earnings of 50% or less owned companies upon marking its investment to fair value. In addition, equity earnings, net of tax, in the Company’s Mexican 50% or less owned company increased by $3.3 million during 2013.
Inland River Services
The results of Inland River Services are primarily driven by its customers’ demand for inland river barge transportation equipment, which impacts prices, utilization and margins achieved. Factors that influence customer demand of equipment include:

•	the level of domestic and international production of the basic agricultural products to be transported (in particular, the yield from grain harvests);

•	the level of domestic and international consumption of agricultural products and the effect of these levels on the volumes of products that are physically moved into the export markets;

•	the level of domestic and worldwide demand for iron ore, steel, steel by-products, coal, ethanol, petroleum and other bulk commodities;

•	the strength or weakness of the U.S. dollar and its impact on the import and export markets; and

•	the cost of ocean freight and fuel.
Within the United States and international markets, other local factors also have an effect on prices, utilization and margins achieved including:

•	the supply of barges available to move the products;

•	impact of severe weather on the general operating conditions of the river network;

•	the availability of qualified wheelhouse personnel;

•	the ability to position the barges to maximize efficiencies and utility in moving cargoes both northbound and southbound;

•	the cost of alternative forms of transportation (primarily rail and pipeline) and capacities at export facilities;

•	general operating logistics on the river network including size and operating status of locks and dams;

•	the effect of river levels on the loading capacities of the barges in terms of draft restrictions;

•	the potential for epidemic like viruses that impact food stock movements on the inland waterways; and

•	foreign and domestic laws and regulations.
Historically, activity levels for grain exports and non-grain imports are the key drivers in determining domestic dry-cargo barge freight rates. In 2014, the inland river dry-cargo barge market benefited from an increase in the volume of freight moved, an improved pricing environment and generally good operating conditions. Two consecutive years with large crop yields have helped restore U.S. market share in the global grain and oilseed trade. The combined exports of corn, soybeans and wheat through the U.S. Gulf of Mexico export market increased seventeen million metric tons in 2014 over the prior year. Earnings for the dry-cargo barge fleet was also positively impacted by strong demand for non-grain imported commodities at the beginning of the harvest season, which drove freight rates higher and improved utilization during the last half of the year. The stronger demand did result in higher towing costs; however, the increases were partially offset by falling fuel prices in the fourth quarter.
At the end of 2014, the average age of Inland River Services' dry cargo barge fleet on the U.S. Inland Waterways was eight years old, which the Company believes is among the youngest fleets operating on the U.S. Inland River Waterways system. Inland River Services believes that approximately 22% of the dry cargo barge fleet operating on the U.S. Inland River Waterways is over 20 years old. Inland River Services believes the relatively young age of its dry cargo barge fleet enhances its availability and reliability, reduces downtime for repairs and obviates, for the immediate future, the necessity of replacement capital expenditures to maintain its fleet size and revenue generating capacity.
Internationally, dry-cargo barge freight rates are driven by customer demand of equipment to move grain, iron ore and other bulk commodities and the supply of equipment to meet the demand for services. Recently, Inland River Services has experienced downward pricing pressures on freight rates as the demand for equipment to move iron ore and agricultural products has softened while additional equipment is being placed into service.
The market for domestic liquid barge transportation continued to be driven by high refinery production and domestic demand for refined products. During the second half of 2014, high volumes of product inventories and significantly reduced crude oil prices had a negative impact on unit tow barge transportation rates. Increased demand for the movement of chemicals, clean oil feedstock, blending components and finished products supported high utilization of the 10,000 barrel liquid barge fleet.
The market for international liquid barge transportation has developed in Colombia with the largest equipment customer moving to a double hull standard in the region.
During 2014, the Company’s high-speed multi-modal liquid terminal facility ("Gateway Terminals") experienced unfavorable market dynamics as limited crude oil volume into the facility identified the need for product optionality. An additional rail unloading line to accommodate ethanol was installed along with the ability to segregate tank storage enabling the facility to handle diverse products and react to changing market conditions.
During 2014, the dry bulk terminal operation in St. Louis experienced an increase in imported steel and fertilizer volumes; however, grain movements declined due to several factors: rail logistic disruptions pushed rail rates into St. Louis higher making it an uncompetitive destination for grain; and high barge freight rates on the river caused barge movements to become uncompetitive compared with direct rail shipments.
Inland River Services’ fleeting operation experienced a high level of barge traffic to terminals, high refining activity and high volumes of crude being transloaded to barges in the St. Louis harbor in the first half of 2014. The second half of 2014 saw a reduction in crude loadings as product movement shifted away from barge and rail to pipeline as a consequence of high freight rates on the river and poor rail logistics.
Results of Operations
Fleet size, equipment utilization levels from volumes of product moved and margins earned are the key determinants of Inland River Services’ operating results and cash flows. Increased demand for inland river transportation equipment generally leads to higher barge freight rates earned while higher activity levels generally leads to higher barge logistics. Adverse river conditions caused by severe weather can reduce volumes of product moved and increase barge logistics costs. Margins earned are also impacted by the success, or lack thereof, of coordinating cargo movements to minimize the repositioning logistics costs of empty barges.
The aggregate cost of Inland River Services' operations depends primarily on the size and mix of its fleet and the level of barge activity. Inland River Services' operating costs and expenses are grouped into the following categories:

•	barge logistics (primarily towing, switching, fleeting and cleaning costs);

•	personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);

•	repairs and maintenance (primarily repairs and maintenance on towboats, which are performed in accordance with planned maintenance programs);

•	insurance and loss reserves (primarily the cost of Hull and Machinery, Protection and Indemnity and Cargo insurance premiums and loss deductibles);

•	fuel, lubes and supplies;

•	leased-in equipment (includes the cost of leasing equipment, including bought-in freight and towboats); and

•	other (rail car logistics, property taxes and other).

For the years ended December 31, the results of operations for Inland River Services were as follows:

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	252,013	100	213,661	99	225,205	99
Foreign	1,137	—	1,952	1	1,356	1
	253,150	100	215,613	100	226,561	100
Costs and Expenses:
Operating:
Barge logistics	108,705	43	80,501	37	90,391	40
Personnel	24,196	10	23,532	11	22,868	10
Repairs and maintenance	8,938	3	9,879	5	8,256	4
Insurance and loss reserves	4,071	2	3,715	2	3,639	2
Fuel, lubes and supplies	6,632	3	6,327	3	6,424	3
Leased-in equipment	10,886	4	16,105	7	14,550	6
Other	11,490	4	12,468	6	12,468	5
	174,918	69	152,527	71	158,596	70
Administrative and general	15,937	6	15,410	7	15,924	7
Depreciation and amortization	29,435	12	28,461	13	28,270	12
	220,290	87	196,398	91	202,790	89
Gains on Asset Dispositions	29,657	12	6,555	3	7,666	3
Operating Income	62,517	25	25,770	12	31,437	14
Other Income (Expense):
Foreign currency gains (losses), net	(3,335)	(1)	(167)	—	84	—
Other, net	(38)	—	—	—	(1)	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	6,673	2	(7,626)	(4)	(3,310)	(1)
Segment Profit(1)	65,817	26	17,977	8	28,210	13
______________________

(1)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV "Note 11. Noncontrolling Interests in Subsidiaries" included in this Annual Report on Form 10-K.
Operating Revenues by Service Line. The following table presents, for the years indicated, operating revenues by service line.

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Dry cargo barge pools	147,153	58	97,819	45	112,961	50
Charter-out of dry cargo barges	4,278	2	5,846	3	7,686	3
Liquid unit tow operation	44,559	18	42,258	20	36,990	16
10,000 barrel liquid tank barge operations	23,526	9	23,740	11	19,704	9
Terminal operations	18,225	7	18,234	8	21,161	9
Fleeting operations	20,400	8	20,826	10	19,092	9
Inland river towboat operations and other activities	7,422	3	19,490	9	22,522	10
Inland river eliminations	(12,413)	(5)	(12,600)	(6)	(13,555)	(6)
	253,150	100	215,613	100	226,561	100

Dry Cargo Barge Pools Operating Data. The following table presents, for the years indicated, Inland River Services’ participation in tons moved and its available barge days in the dry cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	2014		2013		2012
	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	4,590	64	3,731	63	3,963	65
Non-Grain	2,604	36	2,193	37	2,097	35
	7,194	100	5,924	100	6,060	100

	Days		Days		Days
Available Barge Days	210,182		207,166		208,630
2014 compared with 2013
Operating Revenues. Operating revenues were $37.5 million higher in 2014 compared with 2013. Operating revenues from the dry-cargo barge pools were $49.3 million higher primarily due to high crop yields, which increased freight rates and tons moved. In addition, favorable river conditions for most of the year allowed for improved utilization, particularly in the fourth quarter. Operating revenues from the charter-out of dry-cargo barges were $1.6 million lower primarily due to the expiration of certain charter contracts and the redeployment of the equipment into the dry-cargo barge pools. Operating revenues from the liquid unit tow operations were $2.3 million higher primarily due to higher rates in response to the continued strong demand for water-borne movements of crude oil, refined products, chemicals and blending components. Operating revenues from inland river towboat operations and other activities were $12.1 million lower primarily due to re-deploying three inland river towboats to the Company's 50% or less owned company operating on the Parana-Paraguay Waterway.
    Operating Expenses. Operating expenses were $22.4 million higher in 2014 compared with 2013. Barge logistics expenses were $28.2 million higher primarily due to higher towing and switching expenses as a result of increased activity in the dry-cargo barge pools. Leased-in equipment expenses were $5.2 million lower primarily due to removing three towboats from service.
Gains on Asset Dispositions. During 2014, the Company sold 80 dry cargo barges, five inland river towboats and other equipment for net proceeds of $70.4 million and gains of $33.9 million, of which $26.2 million was recognized currently and $7.7 million was deferred. In addition, the Company recognized previously deferred gains of $3.5 million. During 2013, the Company sold 16 dry cargo barges, eight 30,000 barrel liquid tank barges and other equipment for net proceeds of $30.1 million and gains of $6.6 million, of which $3.7 million was recognized currently and $2.9 million was deferred. In addition, the Company recognized previously deferred gains of $2.9 million.
     Operating Income. Excluding the impact of gains on sale of asset dispositions, operating income as a percentage of operating revenues was 13% in 2014 compared with 9% in 2013. The increase was primarily due to higher earnings from the dry-cargo barge pool operations as stated above.
Foreign currency gains (losses), net. During 2014, the Company recognized $3.0 million in foreign currency losses primarily due to the strengthening of the U.S. dollar versus the Colombian peso.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During 2014, the Company recognized $6.7 million of equity in earnings of 50% or less owned companies, net of tax, primarily due to the receipt of a termination payment following a customer's cancellation of four long-term time charter contracts in the Company's Argentinian joint venture. During 2013, the Company recognized $7.6 million of equity in losses of 50% or less owned companies, net of tax, primarily from losses relating to the structural failure of a terminal facility at the Port of Ibicuy, Argentina.
2013 compared with 2012
Operating Revenues. Operating revenues were $10.9 million lower in 2013 compared with 2012. Operating revenues from the dry cargo barge pools were $15.1 million lower in 2013 compared with 2012. During 2013, the dry cargo markets were negatively affected by the drought conditions of 2012, which resulted in reduced demand for barge freight and a weaker pricing environment for most of the year. Operating revenues from the charter-out of dry cargo barges were $1.8 million lower primarily due to the expiration of certain charter contracts and the return of equipment to the dry cargo barge pools. Operating revenues from the liquid unit tow operations were $5.3 million higher primarily due to higher rates in response to the continued strong demand for water-borne movements of crude oil, refined products, chemicals and blending components. Operating revenues from 10,000 barrel liquid tank barge operations were $4.0 million higher primarily due to increased demand and the placement of additional equipment in service. Operating revenues from terminal operations were $2.9 million lower, of which $1.5 million was due to reduced throughput at Gateway Terminals following its conversion to accommodate crude oil transfer and storage. The remaining shortfall was attributable to decreased volumes of corn and grain products through the St. Louis Harbor in 2013 primarily due to the 2012 drought. Operating revenues from fleeting operations were $1.7 million higher primarily due to increased volumes of petroleum products flowing through the St. Louis Harbor. Operating revenues from inland river towboat operations and other activities were $3.0 million lower primarily due to lower activity levels at the Company's machine shop, gear and engine, and barge and towboat repair facilities ("SCF Services") and the conclusion of a boat charter arrangement.
Operating Expenses. Operating expenses were $6.1 million lower in 2013 compared with 2012. Barge logistics expenses were $9.9 million lower primarily due to lower towing and switching expenses as a result of decreased demand for dry cargo barge freight, partially offset by increased activity in the 10,000 barrel liquid tank barge operation. Repairs and maintenance expenses were $1.6 million higher primarily due to mandatory five-year United States Coast Guard inspections and related repairs in the liquid unit tow operation. Leased-in equipment expenses were $1.6 million higher primarily due to the cost of additional equipment and leasing-in equipment that had been sold under sale and leaseback agreements.
Administrative and General. Administrative and general expenses were $0.5 million lower in 2013 compared with 2012 primarily due to the acceleration of restricted stock awards from 2013 and 2014 into 2012.
Gains on Asset Dispositions. During 2013, the Company sold 16 dry cargo barges, eight 30,000 barrel liquid tank barges and other equipment for net proceeds of $30.1 million and gains of $6.6 million, of which $3.7 million was recognized currently and $2.9 million was deferred. In addition, the Company recognized previously deferred gains of $2.9 million. During 2012, the Company sold nine dry-cargo barges, one 10,000 barrel liquid tank barge, two towboats and other equipment for net proceeds of $13.2 million and gains of $5.1 million, of which $4.9 million was recognized currently and $0.2 million was deferred. In addition, the company recognized previously deferred gains of $2.8 million.
Operating Income. Excluding the impact of gains on sale of asset dispositions, operating income as a percentage of operating revenues was 9% in 2013 compared with 11% in 2012. The decrease was primarily due to lower earnings from dry cargo barge pool operations and a reduction in throughput at Gateway Terminals as a result of the conversion to accommodate crude oil transfer and storage.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During 2013, the Company recognized $7.6 million of equity in losses of 50% or less owned companies, net of tax, primarily from losses relating to the structural failure of a terminal facility at the Port of Ibicuy, Argentina. In addition, the results of the Company's grain handling and inland river towboat investments were both lower compared with the prior year due to the impact of the 2012 drought on the crop harvest and difficult river operating conditions for a portion of 2013. During 2012, the Company recognized $3.3 million of equity in losses of 50% or less owned companies, net of tax, primarily as a result of difficult operating conditions and provisions for uncertain insurance recoveries related to the structural failure of a terminal facility at the Port of Ibicuy, Argentina.
Shipping Services
Demand for the Company’s U.S.-flag petroleum transportation services is dependent on several factors including the following:

•	volume and location of domestic crude oil and petroleum production and associated refining activity levels in the United States;

•	the volume and location of domestic retail consumption of petroleum products and commercial consumption of crude oil, petroleum products and chemicals;

•	the impact of competition from domestic pipelines and railroads; and

•	the impact of competition from foreign sourced imports of crude oil, oil products and chemicals.
The number of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting crude or petroleum products has fluctuated in recent years as vessels have reached the end of their useful lives or have been retired due to the requirements of the Oil Pollution Act of 1990 and newly built vessels are placed into service. As of December 31, 2014, the Company believes that third parties have contracted to build approximately 13 U.S.-flag tank vessels with deliveries commencing in 2015 that could compete with Shipping Services’ equipment currently in service and under construction.
The demand for gas transportation services is dependent on several factors including the available supply of VLGC's, global LPG production levels and global demand for LPG. As of December 31, 2014, the Company believes that third parties have contracted to build approximately 79 foreign-flag VLGC's with deliveries commencing in 2015 that could compete with Dorian LPG's equipment currently in service and under construction.
The demand for harbor towing services is affected by the volume, size and type of vessels calling within the U.S. ports where the Company's tugs are deployed. The number of U.S.-flag harbor tugs in service is hard to ascertain. Operators continue to upgrade their fleets with newly built, larger horsepower azimuth drive tugs to service changing customer requirements. Bunkering services are provided under a long term, fixed price contract serving a single customer who markets bunkers throughout the Greater Antilles region.
The demand for liner and short-sea shipping services is dependent on several factors including the volume of new development projects, demand for consumer and durable goods and tourism trends within Puerto Rico, the Bahamas and the Western Caribbean.
Results of Operations
The number and type of equipment operated, their contracted rates and their utilization levels are the key determinants of Shipping Services' operating results and cash flows. Unless a vessel is removed from operational service, there is little reduction in daily running costs and, consequently, operating margins are most sensitive to changes in contractual rates and utilization.
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

For the years ended December 31, the results of operations for Shipping Services were as follows:

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	181,740	85	163,364	84	149,733	83
Foreign	32,576	15	30,820	16	30,303	17
	214,316	100	194,184	100	180,036	100
Costs and Expenses:
Operating:
Personnel	37,319	17	34,664	18	32,880	18
Repairs and maintenance	9,191	4	10,035	5	10,995	6
Drydocking	3,536	2	14,721	8	7,229	4
Insurance and loss reserves	4,029	2	3,785	2	3,913	2
Fuel, lubes and supplies	16,939	8	17,037	9	17,643	10
Leased-in equipment	22,108	11	18,531	9	18,168	10
Other	19,649	9	18,510	9	21,297	12
	112,771	53	117,283	60	112,125	62
Administrative and general	24,518	11	22,073	11	22,553	13
Depreciation and amortization	28,420	13	31,299	16	30,635	17
	165,709	77	170,655	87	165,313	92
Gains on Asset Dispositions and Impairments, Net	159	—	240	—	3,128	2
Operating Income (Loss)	48,766	23	23,769	13	17,851	10
Other Income (Expense):
Foreign currency gains (losses), net	(40)	—	(14)	—	6	—
Other, net	(3,630)	(2)	760	—	7,452	4
Equity in Losses of 50% or Less Owned Companies	(661)	—	(2,945)	(2)	(4,148)	(2)
Segment Profit(1)	44,435	21	21,570	11	21,161	12
______________________

(1)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV "Note 11. Noncontrolling Interests in Subsidiaries" included in this Annual Report on Form 10-K.
Operating Revenues by Line of Service. The table below sets forth, for the years indicated, operating revenues earned by line of service.

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Petroleum transportation:
Time charter	58,621	27	46,693	24	37,086	21
Bareboat charter	34,690	16	34,689	18	34,785	19
Harbor towing and bunkering	81,055	38	76,539	39	73,401	41
Short-sea transportation	39,410	19	35,788	19	34,349	19
Technical management services	540	—	475	—	415	—
	214,316	100	194,184	100	180,036	100
2014 compared with 2013
Operating Revenues. Operating revenues were $20.1 million higher in 2014 compared with 2013. Time charter revenues for petroleum transportation were $11.9 million higher primarily due to an increase in the time charter rates for three vessels and fewer days out-of-service for drydocking. Operating revenues for harbor towing and bunkering were $4.5 million higher primarily due to a 3% increase in harbor towing jobs and the placement of a tug on time charter. Operating revenues for short-sea transportation were $3.6 million higher primarily due to higher cargo shipping demand.
Operating Expenses. Operating expenses were $4.5 million lower in 2014 compared with 2013. Personnel costs were $2.7 million higher primarily due to union wage rate increases. Drydocking costs were $11.2 million lower primarily due to regulatory drydockings for two U.S.-flag product tankers during 2013 and lower drydocking activity for harbor towing and bunkering equipment during 2014. Leased-in equipment expense increased as a result of the sale and leaseback of one U.S.-flag product tanker.
Administrative and General. Administrative and general expenses were $2.4 million higher in 2014 compared with 2013 primarily due to additional personnel and higher wage and benefit costs, partially offset by lower legal fees.
Depreciation and Amortization. Depreciation and amortization expenses were $2.9 million lower primarily due to the sale and leaseback of one U.S.-flag product tanker as described above.
Gains on Asset Dispositions and Impairments, Net. During 2014, the Company sold two foreign-flag short-sea container/RORO vessels, real property and other equipment, and sold and leased back one U.S.-flag product tanker for net proceeds of $41.0 million and gains of $29.0 million, of which $0.2 million was recognized currently and $28.8 million was deferred. During 2013, the Company sold eight harbor tugs and other equipment for net proceeds of $62.2 million and gains of $15.4 million, of which $3.2 million was recognized currently and $12.2 million was deferred. In addition, the Company recognized an impairment charge of $3.0 million related to two U.S.-flag harbor tugs while under construction, which were sold and leased back upon their completion.
Operating Income. Excluding the impact of gains on asset dispositions and impairments, operating income as a percentage of operating revenues was 23% in 2014 compared with 12% in 2013. The increase was primarily due to the improvements in operating revenues and lower drydocking costs discussed above.
Other, net. During 2014, the Company expensed a $4.0 million non-refundable deposit upon the expiration of a new build construction option.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During 2014, equity in losses of 50% or less owned companies primarily includes $7.2 million of losses from Trailer Bridge, partially offset by earnings of $6.0 million from Dorian, which included a gain of $4.4 million, net of tax, following the completion of equity offerings in which the Company did not participate. During 2013, equity in losses of 50% or less owned companies primarily includes $5.2 million of losses from Trailer Bridge, partially offset by earnings of $1.5 million from Dorian, which included a gain of $1.1 million, net of tax, following the completion of equity offerings in which the Company did not participate. During 2014 and 2013, the Company recognized interest income (not a component of segment profit) of $8.8 million and $7.7 million, respectively, on notes due from Trailer Bridge.
2013 compared with 2012
Operating Revenues. Operating revenues were $14.1 million higher in 2013 compared with 2012. Time charter revenues for petroleum transportation were $9.6 million higher primarily due to an increase in time charter rates for three vessels, partially offset by increased out-of-service days for drydocking. Operating revenues for harbor towing and bunkering were $3.1 million higher primarily due to a 7% increase in harbor towing jobs. Operating revenues for short-sea transportation were $1.4 million higher primarily due to increased cargo shipping demand.
Operating Expenses. Operating expenses were $5.2 million higher in 2013 compared with 2012. Personnel costs were $1.8 million higher primarily due to union wage rate increases. Repair and maintenance costs were $1.0 million lower primarily due to the impact of topside repair costs for one U.S.-flag product tanker in 2012, partially offset by major repair costs for one harbor tug in 2013. Drydocking costs were $7.5 million higher primarily due to regulatory drydockings for two U.S.-flag product tankers and more drydocking activity for harbor towing and bunkering. Other operating expenses were $2.8 million lower primarily due to a reduction in stevedoring expenses for short-sea transportation vessels and lower mobilization costs for harbor tugs.
Administrative and General. Administrative and general expenses were $0.5 million lower in 2013 compared with 2012 primarily due to a legal settlement and associated fees in 2012, partially offset by higher wage and benefit costs.
Depreciation and Amortization. Depreciation and amortization expenses were $0.7 million higher in 2013 compared with 2012 primarily due to capital improvements to certain of the Company's bunkering and petroleum transportation equipment, the addition of one foreign-flag RORO vessel and placing one harbor tug in service prior to being sold and leased back.
Gains on Asset Dispositions and Impairments, Net. During 2013, the Company sold seven U.S.-flag harbor tugs, one foreign-flag harbor tug and other equipment for net proceeds of $62.2 million and gains of $15.4 million, of which $3.2 million was recognized currently and $12.2 million was deferred. In addition, the Company recognized an impairment charge of $3.0 million related to two U.S.-flag harbor tugs while under construction, which were sold and leased back upon their completion. During 2012, the Company sold one foreign-flag RORO vessel and three U.S.-flag harbor tugs and two foreign-flag harbor tugs for net proceeds of $20.3 million and gains of $7.1 million, of which $3.1 million was recognized and $4.0 million was deferred.

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
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During 2013, equity in losses of 50% or less owned companies primarily includes $5.2 million of losses from Trailer Bridge, partially offset by earnings of $1.5 million from Dorian, which included a gain of $1.1 million, net of tax, following the completion of equity offerings in which the Company did not participate. During 2012, equity in losses of 50% or less owned companies primarily includes $4.5 million of losses from Trailer Bridge. During 2013 and 2012, the Company recognized interest income (not a component of segment profit) of $7.7 million and $5.0 million, respectively, on notes due from Trailer Bridge.
Illinois Corn Processing
The results of Illinois Corn Processing ("ICP") is primarily driven by customer demand for its products in the various markets in which it operates, the availability and cost of competing alcohol and other commodity supplies and the cost of production inputs consumed in the production of alcohol.
Demand for ICP products in 2014 was strong across all markets. Volumes sold for alcohol and DDGS were higher in 2014 due to improved economic and market conditions and improved plant utilization rates. In addition, the mix of alcohol products sold in 2014 was favorable as sales of high quality and other alcohol products represented a higher percentage of total alcohol gallons sold. Finally, fuel ethanol sales prices were substantially higher relative to input costs which yielded historically high profit margins in the first half of 2014.
Demand for high quality alcohol products is dependent on several factors, including; the demand for consumer-driven products in which high quality alcohol is a component, such as food and beverage products, cleaning and laundry products, personal care products, cosmetics, and various industrial chemicals; U.S. economic conditions impacting such consumer demands; and the availability and cost of competitor products. Competition among producers is primarily based upon price, service and quality of product offered. ICP’s high quality alcohol products, typically sold at premiums to fuel ethanol, experienced strong demand throughout 2014.
Demand for other alcohol products is dependent upon several factors including the consumer demand for products overseas for which these alcohol products are used. In addition, demand is primarily impacted by factors affecting the cost competitiveness of U.S. produced alcohol compared with alcohol produced internationally. These factors include the relative cost of commodity feedstocks used to produce alcohol in the U.S. (primarily corn) and internationally (primarily sugar, small grains or molasses), as well as the relative strength of the U.S. Dollar versus foreign currencies. Also influencing demand for other alcohol products sold domestically is the relative cost of producing alcohol in the U.S. from corn compared to the cost of synthetic alcohol. ICP’s other alcohol products, also typically sold at premiums to fuel ethanol, experienced strong demand in 2014. As 2014 drew to a close, the demand outlook for these products was still developing and will primarily depend upon cost competitive factors of U.S. product versus product produced internationally.
Demand for fuel grade ethanol is dependent upon several factors including the Renewable Fuel Standard II, the federal regulatory ethanol blending mandate, which requires minimum levels of blending fuel ethanol into the U.S. gasoline supply, the cost competitiveness of U.S. produced ethanol compared to Brazilian produced ethanol, the relative cost of commodity feedstocks used to produce ethanol in the U.S. (primarily corn) and Brazil (primarily sugar), the relative strength of the U.S. Dollar versus the Brazilian real, U.S. gasoline demand, and the price of U.S. wholesale gasoline. In 2014, U.S. produced fuel ethanol was competitively priced against Brazilian ethanol, resulting in lower U.S. imports of Brazilian ethanol and higher exports of U.S. ethanol. In addition, during the first half of 2014, poor rail logistics in the U.S. led to production constraints as most domestically produced fuel ethanol moves to market by rail. As a consequence, fuel ethanol sales prices were higher relative to input costs and yielded historically high profit margins in the first half of 2014. By the fourth quarter of 2014, the industry had experienced a build-up of excess inventories as rail logistics had improved substantially, corn costs were historically low and ethanol production run rates were strong. The Company expects that U.S. fuel ethanol margins will continue to see downward pressure until supply and demand levels find a balance.
Demand for DDGS is dependent upon several factors including global demand for animal feed, global production, availability of competing animal feed products, pricing for competing animal feed products and the relative strength of the U.S. dollar against foreign currencies.
Demand for Corn Oil is dependent upon several factors including demand for biodiesel, the continued existence of a federal tax credit provided for biodiesel blending and the availability and pricing of competing oils used in biodiesel production.

The availability and cost of corn has a significant impact on ICP’s results of operations. In any single year, the availability and price of corn is subject to factors such as changes in weather conditions, plantings, governmental policies, changes in demand, and global production of similar and competitive crops. In 2014, the input cost of corn was substantially lower compared with 2013, resulting from a historically large U.S. corn crop harvest, the second consecutive year for a large harvest.
Results of Operations
The profitability of ICP is significantly affected by the volume of product sold, plant utilization rates and commodity prices, in particular the spread between the input costs of corn and natural gas that ICP purchases compared with the output prices of alcohol and distillers grains that it sells.
For the years ended December 31, the results of operations for ICP were as follows:

	2014		2013		2012(1)
	Amount	Percent	Amount	Percent	Amount	Percent
	$ '000%		$ '000%		$ '000%
Operating Revenues:
United States	236,293	100	193,682	100	188,650	100
Costs and Expenses:
Operating	187,849	79	184,649	95	183,442	97
Administrative and general	2,177	1	2,031	1	1,920	1
Depreciation and amortization	4,119	2	5,797	3	5,757	3
	194,145	82	192,477	99	191,119	101
Operating Income (Loss)	42,148	18	1,205	1	(2,469)	(1)
Other Income (Expense):
Derivative losses, net(2)	(3,777)	(2)	(2,078)	(1)	(856)	(1)
Other, net	660	—	—	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	—	—	—	—	6,154	3
Segment Profit (Loss)(3)	39,031	16	(873)	—	2,829	1
______________________

(1)	Results of operations are for the eleven months ended December 31, 2012. The Company obtained a controlling interest in ICP effective February 1, 2012.

(2)
ICP routinely enters into exchange traded positions (primarily corn futures) to offset its net commodity market exposure on raw material and finished goods inventory balances. As of December 31, 2014, the net market exposure to corn under its contracts and its raw material and inventory balances was not material.

(3)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV "Note 11. Noncontrolling Interests in Subsidiaries" included in this Annual Report on Form 10-K.
Key Production and Sales Metrics. The table below sets forth, for the periods indicated, key production and sales metrics for Illinois Corn Processing:

	2014	2013	2012(1)
Production Inputs:
Corn (average price per bushel)	$4.35	$6.29	$7.02

Production Output Sold:
Alcohol (gallons in thousands)	76,190	57,305	58,244
Dried Distiller’s Grains with Solubles ("DDGS") (tons)	236,060	196,129	185,737

Production Output Sales Price (excluding freight):
Alcohol (per gallon)	$2.29	$2.40	$2.43
Dried Distiller’s Grains with Solubles ("DDGS") (per ton)	$200.37	$241.79	$237.99
______________________

(1)	Key production and sales metrics are for the eleven months ended December 31, 2012. The Company obtained a controlling interest in ICP effective February 1, 2012.

2014 compared with 2013
Operating Revenues. Operating revenues were $42.6 million higher in 2014 compared with 2013. Operating revenues from alcohol sales were $37.5 million higher primarily due to higher volumes of alcohol products sold.
Segment Profit (Loss). Segment profit was $39.0 million in 2014 compared with a segment loss of $0.9 million in 2013. The improvement in segment profit was primarily due to higher sales volumes of alcohol, including higher sales volumes of high quality alcohol which generally carries higher margins, and improved fuel ethanol margins as a consequence of lower corn prices.
2013 compared with 2012
Operating Revenues. Operating revenues were $5.0 million higher in 2013 compared with the eleven months ended December 31, 2012. Operating revenues from DDGS sales were $3.6 million higher primarily due to an increase in tonnage sold.
Segment Profit (Loss). Segment loss was $0.9 million in 2013 compared with a segment profit of $2.8 million in 2012. Segment profit in 2012 included a $6.0 million gain, net of tax, arising from the Company's acquisition of a controlling interest in ICP. Excluding this gain, segment results improved by $2.3 million primarily due to improved U.S. fuel ethanol margins and increased sales of high quality alcohol.
Other
For the years ended December 31, the operating revenues and segment profit of the Company's Other activities was as follows:

	2014	2013	2012
	$ ’000	$ ’000	$ ’000
Operating Revenues:
Emergency and crisis services	$27,691	$250	$40,613
Agricultural commodity trading and logistics	61,559	79,276	153,604
Other activities	486	6	1,514
	$89,736	$79,532	$195,731
Segment Profit (Loss):
Emergency and crisis services	$(11,086)	$2,710	$(13,640)
Agricultural commodity trading and logistics(1)	(3,107)	(1,310)	(585)
Other activities(1)(2)	(4,467)	2,304	(2,988)
	$(18,660)	$3,704	$(17,213)
______________________

(1)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV "Note 11. Noncontrolling Interests in Subsidiaries" included in this Annual Report on Form 10-K.

(2)
The components of segment profit do not include interest income, which is a significant component of the Company's lending and leasing activities. Other activities recognized interest income of $6.6 million, $4.8 million and $8.8 million, during the years ended December 31, 2014, 2013 and 2012, respectively, primarily related to its lending and leasing portfolio.

Emergency and Crisis Services. Operating results and operating margins for emergency and crisis services can vary materially between comparable periods depending upon the number and magnitude of emergency responses.
Segment loss in 2014 includes $8.5 million of legal costs and provisions for the settlement of certain litigation matters associated with the Deepwater Horizon oil spill. During 2014, the Company acquired a controlling interest in Witt O'Brien's LLC ("Witt O'Brien's"), a global leader in preparedness, crisis management, and disaster response and recovery, through the acquisition of its partner's equity interest. Beginning July 1, 2014, the Company has consolidated the financial position, results of operations and cash flows of Witt O'Brien's.
Segment loss in 2012 included equity in losses of 50% or less owned companies of $9.7 million, net of tax, upon the contribution of ORM in exchange for an equity interest in Witt O'Brien's. The equity in losses was primarily related to the one-time recognition of deferred tax liabilities associated with the deconsolidation of non-deductible goodwill. In addition, ORM reported operating losses from continuing operations of $4.2 million in 2012.
Agricultural Commodity Trading and Logistics. The segment loss in 2014 was primarily due to losses on a rice trade in Africa as a result of poor quality and deteriorating conditions as a consequence of the Ebola outbreak and the impairment of certain tangible and intangible assets in Brazil.
Other Activities. Segment loss in 2014 was primarily due to the impairment of one of the Company's 50% or less owned companies and the impairment of a fixed wing aircraft sold in October 2014 following its return by a leasing customer upon the scheduled completion of the lease. Segment profit in 2013 was primarily due to gains on the sale of real property. Segment loss in 2012 was primarily due to the impairment of a fixed wing aircraft sold in December 2012 following its return by a leasing customer upon the scheduled completion of the lease.
Corporate and Eliminations

	2014	2013	2012
	$ ’000	$ ’000	$ ’000
Corporate Expenses	(46,166)	(38,392)	(46,231)
Eliminations	—	—	50
Operating Loss	(46,166)	(38,392)	(46,181)
Other Income (Expense):
Derivative losses, net	(224)	(6,538)	(2,623)
Foreign currency gains (losses), net	(1,430)	(619)	462
Other, net	(71)	(189)	(305)
Corporate Expenses. Corporate expenses were $7.8 million higher in 2014 compared with 2013 primarily due to $5.4 million of separation payments and the acceleration of share awards following the retirement of certain executives. In addition, corporate expenses includes a $3.5 million impairment charge on a fixed wing aircraft sold in September 2014. Corporate expenses were $7.8 million lower in 2013 compared with 2012 primarily due to the acceleration of restricted stock awards into 2012 that were scheduled to lapse in 2013 and 2014, partially offset by higher management bonus awards.
Derivative losses, net. Derivative losses, net in 2013 were primarily due to losses from equity indices of $5.2 million and losses on forward exchange, option and future contracts of $1.1 million. Derivative losses, net in 2012 were primarily due to losses on interest rate swaps of $3.6 million.
Foreign currency gains (losses), net. Foreign currency losses, net in 2014 were primarily due to the strengthening of the U.S. dollar against the euro and the Norwegian kroner underlying certain of the Company's marketable securities and cash balances.
Other Income (Expense) not included in Segment Profit

	2014	2013	2012
	$’000	$’000	$’000
Interest income	19,662	15,467	17,360
Interest expense	(43,632)	(42,592)	(37,891)
Debt extinguishment gains (losses), net	—	—	(160)
Marketable security gains (losses), net	28,760	5,803	12,891
	4,790	(21,322)	(7,800)
Interest income. Interest income was $4.2 million higher in 2014 compared with 2013 primarily due to higher interest earned on advances to the Company's 50% or less owned companies as well as the receipt of a contingent payment on a note receivable in the Company's lending and leasing portfolio. Interest income was $1.9 million lower in 2013 compared with 2012 primarily due to a prepayment penalty received in 2012 following the early redemption of a note receivable in the Company's lending and leasing portfolio, partially offset by higher interest earned in 2013 on advances to the Company's 50% or less owned companies.
Interest expense. Interest expense was $1.0 million higher in 2014 compared with 2013 primarily due higher capitalized interest, partially offset by interest on the Company's 3.0% Convertible Senior Notes issued on November 13, 2013. Interest expense was $4.7 million higher in 2013 compared with 2012 primarily due to the issuance of the Company's 2.5% Convertible Senior Notes on December 11, 2012 and the issuance of the Company's 3.0% Convertible Senior Notes, partially offset by lower interest on the Company's 5.875% Senior Notes which matured October 1, 2012, lower interest on borrowings under the Company's revolving credit facility, which was terminated on August 9, 2013, and higher capitalized interest.
Marketable security gains (losses), net. In 2014, marketable security gains, net were due to gains on long marketable security positions of $26.9 million and gains on short marketable security positions of $1.9 million. In 2013, marketable security gains, net were due to gains on long marketable security positions of $8.2 million, partially offset by losses on short marketable security positions of $2.4 million. In 2012, marketable security gains, net were due to gains on long marketable security positions of $13.2 million, partially offset by losses on short sales of marketable securities of $0.3 million.

Income Taxes
The Company’s effective income tax rate in 2014, 2013 and 2012 was 33.8%, 39.6% and 44.3%, respectively. The effective tax rate in 2014 was primarily due to the net income attributable to noncontrolling interests. See Part IV "Note 7. Income Taxes" and "Note 11. Noncontrolling Interests in Subsidiaries" included in this Annual Report on Form 10-K.
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
As of December 31, 2014, the Company's unfunded capital commitments were $490.7 million and included: $184.4 million for 18 offshore support vessels; $1.6 million for two 30,000 barrel inland river liquid tank barges; $3.2 million for four inland river towboats; $230.1 million for three U.S.-flag product tankers; $56.3 million for one U.S.-flag articulated tug-barge; and $15.1 million for other equipment and improvements. Of these commitments, $247.3 million is payable during 2015; $204.0 million is payable during 2016; $34.0 million is payable during 2017; and $5.4 million is payable during 2018. Subsequent to December 31, 2014, the Company committed to purchase eight 10,000 barrel inland river liquid tank barges and other equipment for $15.1 million.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During 2014, the Company did not purchase any of its 7.375% Senior Notes due 2019. As of December 31, 2014, the aggregate outstanding principal amount of the Company's 7.375% Senior Notes due 2019 was $233.5 million.
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of December 31, 2014, the remaining authority under the repurchase plan was $150.0 million.
As of December 31, 2014, the Company had outstanding letters of credit totaling $40.4 million with various expiration dates through 2018 and outstanding debt of $882.9 million.
As of December 31, 2014, the Company held balances of cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds totaling $786.6 million. As of December 31, 2014, construction reserve funds of $268.4 million were classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.
Summary of Cash Flows

	2014	2013	2012
	$ ’000	$ ’000	$ ’000
Cash provided by or (used in):
Operating Activities - Continuing Operations	191,382	185,026	81,487
Operating Activities - Discontinued Operations	—	24,298	189,216
Investing Activities - Continuing Operations	(224,358)	(130,768)	(138,629)
Investing Activities - Discontinued Operations	—	(8,502)	(7,665)
Financing Activities - Continuing Operations	(57,175)	222,574	(247,528)
Financing Activities - Discontinued Operations	—	(14,017)	(12,919)
Effect of Exchange Rate Changes on Cash and Cash Equivalents - Continuing Operations	(3,101)	477	2,087
Effect of Exchange Rate Changes on Cash and Cash Equivalents - Discontinued Operations	—	143	673
Net Increase (Decrease) in Cash and Cash Equivalents	(93,252)	279,231	(133,278)

Operating Activities
Cash flows provided by operating activities decreased by $17.9 million during 2014 compared with 2013. Cash flows provided by operating activities decreased by $61.4 million during 2013 compared with 2012. The components of cash flows provided by (used in) operating activities during the years ended December 31 were as follows:

	2014	2013	2012
	$ ’000	$ ’000	$ ’000
Operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net	245,084	197,053	164,085
Operating income from discontinued operations before depreciation, amortization and gains on asset dispositions and impairments, net	—	6,163	77,065
Changes in operating assets and liabilities before interest and income taxes	(3,117)	16,529	53,863
Purchases of marketable securities	(15,810)	(7,387)	(40,396)
Proceeds from sales of marketable securities	6,802	12,791	36,537
Cash settlements on derivative transactions, net	(5,703)	(11,437)	(14,028)
Dividends received from 50% or less owned companies	9,290	9,490	6,590
Interest paid, excluding capitalized interest (1)	(24,719)	(32,388)	(46,457)
Income taxes paid, net of amounts refunded	(50,293)	(1,546)	(13,061)
Other	29,848	20,056	46,505
Total cash flows provided by operating activities	191,382	209,324	270,703
_____________________

(1)	During 2014, 2013 and 2012, capitalized interest paid and included in purchases of property and equipment was $17.0 million, $6.5 million and $4.3 million, respectively.

During 2014 and 2013, operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net increased by $48.0 million and $33.0 million, respectively, compared with the prior year. See “Consolidated Results of Operations” included above for a discussion of the results for each of the Company’s business segments.
During 2013, operating income from discontinued operations before depreciation, amortization and gains on asset dispositions and impairments, net decreased by $70.9 million compared with 2012 as a result of the sale of the SES business on March 16, 2012, the sale of SEI on December 31, 2012 and the Spin-off of Era Group on January 31, 2013.
During 2014, cash used in operating activities included $14.3 million to purchase marketable security long positions and $1.5 million to cover marketable security short positions. During 2014, cash provided by operating activities included $6.8 million received from the sale of marketable security long positions.
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
Other cash flows provided by operating activities in 2014 include litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction. Other cash flows provided by operating activities in 2012 include adjustments associated with the non-cash acceleration of restricted stock awards into 2012 that were scheduled to lapse in 2013 and 2014.
Investing Activities
During 2014, net cash used in investing activities of continuing operations was $224.4 million primarily as follows:

•
Capital expenditures were $360.6 million, including $151.2 million of progress payments toward the construction of three U.S.-flag product tankers. Equipment deliveries included three fast support vessels, two supply vessels, two wind farm utility vessels, 65 inland river dry-cargo barges, one inland river towboat and one foreign-flag short-sea container/RORO vessel.

•
The Company sold one anchor handling towing supply vessel, seven fast support vessels, four supply vessels, one liftboat, one windfarm utility vessel, 80 inland river dry-cargo barges, five inland river towboats, one U.S.-flag product tanker, two foreign-flag short-sea container/RORO vessels and other equipment for net proceeds of $300.1 million ($254.8 million in cash and $45.3 million in seller financing).

•
The Company made investments in, and advances to, 50% or less owned companies of $90.8 million including $43.2 million to SCFCo Holdings LLC ("SCFCo"), $16.7 million to SEA-Access LLC, $0.6 million to SeaJon II LLC, $5.1 million to SEACOR OSV Partners I LP ("OSV Partners"), $4.8 million to CLEANCOR Energy Solutions LLC, $3.0 million to Avion Pacific Limited ("Avion"), $2.9 million to Mantenimiento Express Maritimo, S.A.P.I. de C.V. ("MexMar") and $2.3 million to SeaJon LLC ("SeaJon").

•
The Company received $36.3 million from its 50% or less owned companies, including $14.0 million from Sea-Cat Crewzer II LLC ("Sea-Cat Crewzer II"), $10.7 million from MexMar, $4.0 million from Avion and $3.2 million from Sea-Cat Crewzer LLC.

•	The Company made advances for $8.4 million on third party leases and notes receivable.

•	Construction reserve fund account transactions included withdrawals of $131.2 million and deposits of $147.5 million.

•	On July 11, 2014, the Company acquired a controlling interest in Witt-O'Brien's through its acquisition of its partner's 45.8% equity interest for $35.4 million.
During 2013, net cash used in investing activities of continuing operations was $130.8 million primarily as follows:

•
Capital expenditures were $195.9 million. Equipment deliveries included one supply vessel, two specialty vessels, five wind farm utility vessels, two 10,000 barrel inland river liquid tank barges, one inland river towboat, one foreign-flag short-sea container/RORO vessel and four U.S.-flag harbor tugs.

•
The Company sold five fast support vessels, one mini-supply vessel, two supply vessels, six liftboats, three specialty vessels, two wind farm utility vessels, 16 inland river dry-cargo barges, eight 30,000 barrel inland river liquid tank barges, seven U.S.-flag harbor tugs, one foreign-flag harbor tug and other property and equipment for net proceeds of $274.3 million ($263.9 million in cash and $10.4 million in seller financing).

•
The Company made investments in, and advances to, 50% or less owned companies of $171.5 million including $112.5 million in Dorian LPG Ltd., $23.9 million in Sea-Cat Crewzer II, $7.6 million in MexMar, $9.2 million in SCFCo and $4.1 million to OSV Partners.

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
During 2012, net cash used in investing activities of continuing operations was $138.6 million primarily as follows:

•
Capital expenditures were $239.4 million. Equipment deliveries during the period included two anchor handling towing supply vessels, two supply vessels, one wind farm utility vessel, one specialty vessel, three inland river dry-cargo barges, one 10,000 barrel inland river liquid tank barge, four 30,000 barrel liquid tank barges and two inland river towboats.

•
The Company sold two anchor handling towing supply vessels, two fast support vessels, two supply vessels, one standby safety vessel, nine inland river dry-cargo barges, two inland river towboats, one 10,000 barrel inland river liquid tank barge, one foreign-flag short-sea container/RORO vessel, three U.S.-flag harbor tugs, two foreign-flag harbor tugs and other equipment for net proceeds of $167.5 million ($114.0 million in cash, $48.5 million in seller financing and $5.0 million in cash deposits previously received).

•
The Company made investments in its 50% or less owned companies of $45.6 million including $20.8 million of bridge financing to Trailer Bridge, Inc., $11.0 million in advances to Avion and $5.0 million to Bunge-SCF Grain LLC.

•
The Company received $87.3 million from its 50% or less owned companies including $45.0 million of repayments on short-term notes from MexMar, $20.0 million from SeaJon as a capital distribution and $15.7 million from Avion as a repayment of advances.

•	The Company received net payments of $36.0 million on third party leases and notes receivable.

•	Construction reserve fund account transactions included withdrawals of $122.7 million and deposits of $58.4 million.

•	The Company acquired 18 lift boats, real property and working capital from Superior Energy Inc. for $142.6 million.

•	The Company obtained a controlling interest in ICP through its acquisition of a portion of its partner's interest for $9.1 million in cash.
During 2012, net cash used by investing activities of discontinued operations was $7.7 million primarily as follows:

•	The Company sold the SES Business for a net sales price of $99.9 million. Net cash proceeds received were $90.3 million.

•	On December 31, 2012, the Company sold SEI to Par Petroleum Corporation for a net sales price of $15.1 million. Net cash proceeds received during 2012 were $17.8 million.

•	Era Group's investing activities included capital expenditures of $113.0 million and $5.2 million in proceeds from the sale of 18 helicopters and other equipment.
Financing Activities
During 2014, net cash used in financing activities of continuing operations was $57.2 million. The Company:

•	made scheduled payments on long-term debt and capital leases of $14.3 million;

•	made net payments on inventory financing arrangements of $4.2 million;

•	borrowed $21.7 million and repaid $19.2 million under the Witt O'Brien's revolving credit facility;

•	issued other new term loans of $5.2 million and made payments of $1.9 million;

•	received $9.2 million from share award plans;

•	issued a noncontrolling interest in subsidiaries of the Company for $151.8 million, net of issue costs;

•	acquired for treasury 2,531,324 shares of Common Stock for an aggregate purchase price of $195.3 million; and

•
acquired for treasury 26,792 shares of Common Stock for $2.0 million upon the exercise of certain stock options by the Company's Executive Chairman. These shares were purchased in accordance with the terms of the Company's Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR's Board of Directors.

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
During 2012, net cash used in financing activities of continuing operations was $247.5 million. The Company:

•	purchased $5.5 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $5.7 million;

•	retired at maturity $171.0 million of the remaining principal balance outstanding of its 5.875% Senior Notes due 2012 for $171.0 million;

•	issued $350.0 million in principal amount of its 2.5% Convertible Senior Notes due 2027 for proceeds of $340.6 million, net of issue costs of $9.4 million;

•	borrowed $115.0 million and repaid $290.0 million under the SEACOR revolving credit facility;

•	issued other debt of $6.6 million;

•	made scheduled payments on long-term debt and capital lease obligations of $13.6 million;

•	had borrowings of $0.1 million and made payments of $0.7 million on other working capital lines;

•	repaid $3.2 million of acquired debt;

•	made net payments on inventory financing arrangements of $14.6 million;

•	paid a $5.00 per share dividend on Common Stock of $100.4 million to shareholders; and

•	acquired for treasury 1,377,798 shares of Common Stock for an aggregate purchase price of $119.6 million.
During 2012, net cash used in financing activities of discontinued operations was $12.9 million. The Company:

•	issued $200.0 million in principal amount of the Era Group Inc. 7.75% Senior Notes due 2022 for proceeds of $191.9 million, net of issue costs of $4.7 million; and

•	borrowed $88.0 million and repaid $290.0 million under the Era Group senior secured revolving credit facility.
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
Off-Balance Sheet Arrangements
On occasion, the Company and its partners will guarantee certain obligations on behalf of their 50% or less owned companies. As of December 31, 2014, the Company had the following guarantees in place:

•
The Company holds an interest in two international Offshore Marine Services' 50% or less owned companies that obtained bank debt to finance the acquisition of offshore support vessels from the Company. The debt is secured by, among other things, a first preferred mortgage on the vessels. The bank also has the authority to require the joint venture partners to fund uncalled capital commitments, as defined in the joint ventures’ partnership agreements. In such event, the Company would be required to contribute its allocable share of uncalled capital, which was $2.1 million, in the aggregate, as of December 31, 2014. The Company manages these vessels on behalf of the joint ventures and guarantees the outstanding charter receivables of one of the joint ventures if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of December 31, 2014, the Company’s contingent guarantee of the joint venture’s outstanding charter receivables was $0.6 million.

•
The Company is guarantor of 50% of the outstanding debt for two Offshore Marine Services' 50% or less owned companies that own offshore high speed catamaran fast support vessels. The amount of the guarantees decline as principal payments are made and will terminate when the debt is repaid. The guarantee also includes outstanding interest payable under interest rate swap agreements. The debt and interest rate swaps mature in 2019. As of December 31, 2014, the amount of the Company’s guarantee was $26.5 million.

•	The Company is guarantor of a construction contract for one Offshore Marine Services' 50% or less owned company. As of December 31, 2014 the amount of the Company's guarantee was $71.6 million.

•
The Company is guarantor of 50% of the outstanding debt for one of Shipping Services 50% or less owned company that owns a U.S.-flag articulated tug-barge, up to a maximum of $5.0 million. The debt matures in 2017. As of December 31, 2014, the amount of the Company’s guarantee was $5.0 million.

•
The Company issued three letters of credit totaling $23.2 million in support of one of the Company's 50% or less owned company's credit facility and certain of its performance guarantees. Subsequent to December 31, 2014, one of these letters of credit for $8.7 million was canceled.

Contractual Obligations and Commercial Commitments
The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2014 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Contractual Obligations:
Long-term Debt (including principal and interest)(1)	1,295,876	88,233	104,852	334,199	768,592
Capital Purchase Obligations(2)	490,669	247,329	237,937	5,403	—
Operating Leases(3)	384,399	64,289	130,179	91,017	98,914
Purchase Obligations(4)	73,618	73,618	—	—	—
Other(5)	1,990	1,833	8	—	149
	2,246,552	475,302	472,976	430,619	867,655
Other Commercial Commitments:
Joint Venture Guarantees(6)	105,830	58,887	27,256	19,687	—
Letters of Credit(6)	40,403	16,354	8,000	16,049	—
	146,233	75,241	35,256	35,736	—
	2,392,785	550,543	508,232	466,355	867,655
______________________

(1)	Estimated maturities and interest payments of the Company’s borrowings are based on contractual terms.

(2)
Capital purchase obligations represent commitments for the purchase of property and equipment. These commitments are not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2014 as the Company has not yet received the goods or taken title to the property.

(3)	Operating leases primarily include leases of vessels, barges, tankers and other property that have a remaining term in excess of one year.

(4)
Purchase obligations primarily include future commodity purchase commitments for the Company's agriculture commodity trading activities as of December 31, 2014. These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by the Company’s vendors within a short period of time.

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
Contingencies
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by ORM during the Deepwater Horizon oil spill response and clean-up in the U.S. Gulf of Mexico. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig "Deepwater Horizon", MDL No. 2179 filed in the U.S. District Court for the Eastern District of Louisiana ("MDL"). The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action and pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL, discussed further below. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

On December 15, 2010, NRC, a subsidiary of the Company prior to the SES Business Transaction, and ORM were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The "B3" master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. On July 17, 2014, the Court issued a pretrial order that established a protocol for disclosures clarifying the basis for the “B3” claims asserted against the Clean-Up Responder Defendants, including ORM and NRC, in the MDL. Under this protocol, Plaintiffs who satisfy certain criteria and believe they have specific evidence in support of their claims, including that any Clean-Up Responder Defendant(s) failed to act pursuant to the authority and direction of the federal government in conducting Deepwater Horizon oil spill remediation and clean-up operations, must submit a sworn statement or face dismissal. Plaintiffs’ deadline to serve such sworn statements in support of their claims was September 22, 2014, with the exception of several Plaintiffs who were granted an extension until October 10, 2014. On November 14, 2014, the Clean-Up Responder Defendants and the Plaintiffs’ Steering Committee in the MDL submitted a joint report to the Court regarding claimants’ compliance with the pretrial order.  In this joint report, the parties (i) explained how they complied with the notice requirements of Court’s July 17, 2014 pretrial order, (ii) noted that they had received 102 sworn statements in connection with this pretrial order, and (iii) provided the Court with an assessment of the sworn statements received. Procedures and next steps in connection with the “B3” claims will now be addressed by the Court. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Subsequent to the filing of the referenced master complaint, ten additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. By court order, all of these additional individuals' cases have been stayed until further notice. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 13, 2011, the Company was named as a defendant in Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), an action in which plaintiff, a former employee, alleges sustaining personal injuries in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case is subject to the MDL Court’s stay of individual proceedings, the employee moved to sever his case from the MDL on July 16, 2012, which the Court denied on March 5, 2013. The employee filed a motion asking the Court to reconsider, which was denied on May 3, 2013, and the employee filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) on May 22, 2013. On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction, which was granted on August 16, 2013. The same company employee has also brought a claim in the M/V Seacor Vanguard vessel’s limitation action in the MDL which relates to any actions that may have been taken by vessels owned by the Company to extinguish the fire. On October 20, 2014, the Company moved for summary judgment, seeking dismissal with prejudice of all of the Company employee’s claims in the MDL in light of the Court’s prior rulings. This motion is still pending decision. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that sought to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their

Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.), which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation ("Cameron"), Halliburton Energy Services, Inc., and M-I L.L.C. ("M-I") also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. Transocean's limitation action, and thus the remainder of the aforementioned cross-claims, remains pending, although the Court has found Cameron and M-I to be not liable in connection with the Deepwater Horizon incident and resultant oil spill and dismissed these parties from the MDL. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company ("BP America") (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP. The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012. A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages

Class Action Settlement ("E&P Settlement") on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement ("Medical Settlement") on January 11, 2013. Both class action settlements were appealed to the Fifth Circuit. The Fifth Circuit affirmed the MDL Court's decision concerning the E&P Settlement on January 10, 2014, and also affirmed the MDL Court's decision concerning the interpretation of the E&P Settlement with respect to business economic loss claims on March 3, 2014. The appeal of the Medical Settlement, on the other hand, was voluntarily dismissed and the Medical Settlement became effective on February 12, 2014. The deadline for bringing a claim to the Medical Benefits Claims Administrator is one year from the effective date of the Settlement. Although neither the Company, ORM, nor NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, barring any further successful appeal, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the Company's and ORM's potential exposure, if any, from some of the pending actions described above, and continues to evaluate the settlements' impacts on these cases. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
ORM is defending against one collective action lawsuit, which asserts failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon oil spill response under the Fair Labor Standards Act (“FLSA”). This case, Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”), was brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors. On February 19, 2015, the parties reached a full and final settlement agreement with respect to all of the Plaintiffs’ claims for an undisclosed immaterial amount. The parties intend to file related documents with the Court to have the matter dismissed with prejudice in its entirety.
In a related action, Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”), which was also filed in the United States District Court for the Eastern District of Louisiana and in which plaintiffs alleged claims similar to those alleged in the Himmerite Action, the parties reached a full and final settlement agreement on November 6, 2014 with respect to all of the Plaintiffs’ claims for an undisclosed amount. On November 19, 2014, the Court approved the parties’ settlement and dismissed the Prejean Action with prejudice in its entirety.
In a third related action, Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”), which was also filed in the United States District Court for the Eastern District of Louisiana and in which plaintiffs alleged claims similar to those alleged in the Prejean and Himmerite Actions, the parties reached a full and final settlement agreement on February 13, 2014 with respect to all of the Plaintiffs' individual claims for an undisclosed amount. On April 11, 2014, the Court approved the parties’ settlement and dismissed the Singleton Action with prejudice in its entirety. The Court also ordered that the tolling order which had been entered in the Singleton Action expired as of April 11, 2014.
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
In connection with the SES Business Transaction, the Company remains contingently liable for certain obligations, including potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response. Pursuant to the agreement governing the sale, the Company's potential liability to the purchaser may not exceed the consideration received by the Company for the SES Business Transaction. The Company is currently indemnified under contractual agreements with BP for the potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response.
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
Certain subsidiaries of the Company are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”) and the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF and MNRPF began with SEACOR’s acquisition of the Stirling group of companies in 2001 and relates to the current and former employment of certain officers and ratings by the Company and/or Stirling’s predecessors from 1978 through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received.

Under the direction of a court order, any funding deficit of the MNOPF is to be remedied through funding contributions from all participating current and former employers. Prior to 2012, the Company was invoiced and expensed $16.7 million for its allocated share of the then cumulative funding deficits, including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. During the year ended December 31, 2013, the Company was invoiced and expensed $2.7 million for its allocated share of an additional funding deficit based on an actuarial valuation of the MNOPF in 2012.
The cumulative funding deficits of the MNRPF are currently being recovered by additional annual contributions from current employers that are subject to adjustment following the results of future tri-annual actuarial valuations. Prior to 2012, the Company was invoiced and expensed $0.4 million for its allocated share of the then cumulative funding deficits. During 2013, the MNRPF’s trustee has proposed a new deficit contribution scheme, which is pending court approval, whereby any funding deficit of the MNRPF is to be remedied through funding contributions from all participating current and former employers in a manner similar to the operation of the MNOPF. Based on an actuarial valuation in 2014, the potential cumulative funding deficit of the MNRPF was $506.3 million (£325.0 million). If the court approves the new proposed contribution scheme, the MNRPF’s trustee estimates the Company’s allocated share of the cumulative funding deficit to be $6.5 million (£4.2 million), including portions deemed uncollectible due to the non-existence or liquidation of certain former employers.
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
Under federal pension law, the AMOPP was deemed in critical status for the 2009 and 2010 plan years. The AMOPP was frozen in January 2010 and a ten year rehabilitation plan was adopted by the AMOPP trustees in February 2010 whereby benefit changes and increased contributions by participating employers were expected to improve the funded status of the AMOPP. The AMOPP was replaced by the AMO 401(k) Plan. On December 28, 2012, the AMOPP was elevated to endangered status primarily as a result of favorable investment performance and the rehabilitation plan adopted by the AMOPP trustees. Based on an actuarial valuation performed as of September 30, 2013, the latest period for which an actuarial valuation is available, if the Company chose to fully withdraw from the AMOPP at that time, its withdrawal liability would have been $46.5 million. That liability may change in future years based on various factors, primarily employee census. As of December 31, 2014, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
Related Party Transactions
The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Companies controlled by Mr. Fabrikant, the Executive Chairman of SEACOR, and trusts for the benefit of Mr. Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. In the years ended December 31, 2014, 2013 and 2012, Mr. Fabrikant and his affiliates earned $1.7 million, $0.9 million and $0.8 million, respectively, of net barge pool results (after payment of $0.2 million, $0.2 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2014 and 2013, the Company owed Mr. Fabrikant and his affiliates $1.1 million and $0.6 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates participate in the barge pools on the same terms and conditions as other pool participants who are unrelated to the Company.
ICP manufactures and sells certain non-ethanol alcohol finished goods to the noncontrolling interest partner in ICP. During the year ended December 31, 2012, the noncontrolling interest partner operated under a marketing agreement with ICP for non-ethanol alcohol production, which expired on January 1, 2013. During the year ended December 31, 2013, ICP continued to sell non-ethanol alcohol finished goods to the noncontrolling interest partner for resale purposes and also independently sold non-ethanol alcohol finished goods directly to unrelated third party customers. During the years ended December 31, 2014, 2013 and 2012, the Company sold $36.3 million, $6.6 million and $44.8 million, respectively to the noncontrolling interest partner. As of December 31, 2014 and 2013, ICP had accounts receivable of $3.3 million and $1.8 million from the noncontrolling interest partner. The noncontrolling interest partner has payment terms comparable to other ICP customers purchasing the same types of non-ethanol alcohol finished goods.
In December 2014 and January 2015, Charles Fabrikant, Oivind Lorentzen and John Gellert invested in newly formed limited liability companies that acquired limited partnership interests in SEACOR OSV Partners I LP (“OSV”) from two limited partners of OSV that are not affiliated with the Company and wished to dispose of their interests. Messrs. Fabrikant, Lorentzen and Gellert each invested $0.2 million in the aggregate in the newly formed limited liability companies and are committed to contribute additional capital to such company if OSV calls capital from its limited partners. The additional amounts Messrs. Fabrikant, Lorentzen and Gellert are committed to contribute are not material. The aggregate interests of OSV acquired indirectly by Messrs. Fabrikant, Lorentzen and Gellert represents 1.7% of the limited partnership interests of OSV. Certain subsidiaries of SEACOR own 30.4% of OSV’s limited partnership interests and the balance of such interests are owned by unaffiliated third parties. The general partner of OSV is a joint venture managed by a subsidiary of SEACOR and an unaffiliated third party.
Mr. Fabrikant is also a director of Diamond Offshore Drilling, Inc. (“Diamond”), which is also a customer of the Company. The total amount earned from business conducted with Diamond did not exceed $5.0 million in any of the years ended December 31, 2014, 2013 and 2012.
Messrs. Fabrikant and Lorentzen are also directors of Era Group, which is also a customer of the Company. Furthermore, following the Spin-Off, the Company has provided certain transition services to Era Group. The total amount earned from business conducted with Era, including transition services provided, did not exceed $5.0 million during the year ended December 31, 2014.
Critical Accounting Policies and Estimates
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
The Company employs the equity method of accounting for investments in 50% or less owned companies that it does not control but has the ability to exercise significant influence over the operating and financial policies of the business venture. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of a business venture but may exist when the Company's ownership percentage is less than 20%. In certain circumstances, the Company may have an economic interest in excess of 50% but may not control and consolidate the business venture. Conversely, the Company may have an economic interest less than 50% but may control and consolidate the business venture. The Company reports its investments in and advances to these business ventures in the accompanying consolidated balance sheets as investments, at equity, and advances to 50% or less owned companies. The Company reports its share of earnings or losses from investments in 50% or less owned companies in the accompanying consolidated statements of income as equity in earnings (losses) of 50% or less owned companies, net of tax.
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
The Company’s Inland River Services segment earns and recognizes revenues primarily from the time charter and bareboat charter of equipment to customers and from voyage affreightment contracts whereby customers are charged an established rate per ton to transport cargo from point to point. Under a time charter, Inland River Services provides equipment to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Inland River Services provides the equipment to the customer and the customer assumes responsibility for all operating expenses and risk of operation. These charters typically range from one to six years and revenues from these charters are recognized as services are provided on a per day basis. Revenues from voyage affreightment contracts are generally recognized over the progress of the voyage while the related costs are expensed as incurred. Certain of Inland River Services’ barges are operated in barge pools with other barges owned by third parties from whom Inland River Services earns and recognizes a management fee as the services are rendered. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. In addition, revenues are earned from equipment chartered to third parties and from the storage and demurrage of cargoes associated with affreightment activities. In both of these cases, revenues are recognized as services are rendered. Inland River Services’ tank farm and handling facility earns revenues through rental and throughput charges. Rental revenues are recognized ratably over the rental period while throughput charges are recognized as product volume moves through the facility.
The Company’s Shipping Services segment earns revenue from the time charter, bareboat charter and voyage charter of vessels, contracts of affreightment, ship assist services, transporting third party freight and ship management agreements with vessel owners. Under a time charter, Shipping Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Shipping Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charters and bareboat charters are recognized as services are provided. Voyage contracts are contracts to carry cargoes on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage contracts and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred. Ship assist services are provided by the Company's harbor towing fleet to docking and undocking cargo vessels in various ports in the U.S. Gulf of Mexico and Atlantic Coast. Revenues from ship assist services are recognized as the services are performed. Revenues from transporting freight are recognized as third party freight is transported to various destinations, typically determined by a tariff based on weight and voyage length, which is usually one to eight days. Ship management agreements typically provide for technical services over a specified period of time, typically a year or more. Revenues from ship management agreements are recognized ratably over the service period.
ICP earns revenues from the sale of alcohol and co-products. Revenues and related costs from these sales are recorded when title transfers to the buyer.
Trade Receivables. Customers of Offshore Marine Services are primarily major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Customers of Inland River Services are primarily major agricultural companies, major integrated oil companies, iron ore producers and industrial companies. Customers of Shipping Services are primarily multinational oil and gas companies, refining companies, oil trading companies and large industrial consumers of crude, petroleum and LPG. Customers of ICP are primarily alcohol trading companies, industrial manufacturers, major agricultural companies, major integrated oil companies, and manufacturers in the food, beverage and household products industries. Customers of the Company's other business activities primarily include industrial companies and distributors. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.
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
As of December 31, 2014, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

Offshore support vessels (excluding wind farm utility)	20
Wind farm utility vessels	10
Inland river dry-cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
Product tankers - U.S.-flag	25
Short-sea container\RORO(1) vessels	20
Harbor and offshore tugs	25
Ocean liquid tank barges	25
Terminal and manufacturing facilities	20
______________________

(1)	Roll on/Roll off ("RORO").
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
Business Combinations. The Company recognizes, with certain exceptions, 100% of the fair value of assets acquired, liabilities assumed, and noncontrolling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as are certain acquisition-related restructuring costs if the criteria related to exit or disposal cost obligations are met as of the acquisition date. Acquisition-related transaction costs are expensed as incurred and any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of income from the date of acquisition.

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
Deferred Gains – Equipment Sale-Leaseback Transactions and Financed Equipment Sales. From time to time, the Company enters into equipment sale-leaseback transactions with finance companies or provides seller financing on sales of its equipment to third parties or 50% or less owned companies. A portion of the gains realized from these transactions is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In sale-leaseback transactions, gains are deferred to the extent of the present value of future minimum lease payments and are amortized as reductions to rental expense over the applicable lease terms. In financed equipment sales, gains are deferred to the extent that the repayment of purchase notes is dependent on the future operations of the sold equipment and are amortized based on cash received from the buyers.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies that are not designated as fair value hedges. As of December 31, 2014, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $4.2 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Brazil, Mexico, Central and South America, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. An adverse change of 10% in the underlying foreign currency exchange rates would reduce income by $0.3 million, net of tax.
As of December 31, 2014, a subsidiary of the Company whose functional currency is the pound sterling has long-term debt of €26.6 million (£20.7 million). A 10% strengthening in the exchange rate of the Euro against the pound sterling as of December 31, 2014 would result in foreign currency losses of $2.1 million, net of tax.
As of December 31, 2014, a subsidiary of the Company whose functional currency is the U.S. dollar had an intercompany note receivable of £5.3 million ($8.3 million). A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2014 would result in foreign currency losses of $0.5 million, net of tax.
As of December 31, 2014, a subsidiary of the Company whose functional currency is the pound sterling had an intercompany note payable of $7.5 million (£4.8 million). A 10% strengthening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2014 would result in foreign currency losses of $0.5 million, net of tax.
As of December 31, 2014, a subsidiary of the Company whose functional currency is the Colombian peso had intercompany note payable and capital lease obligations of $11.7 million (27.9 million Colombian pesos). A 10% strengthening in the exchange rate of the Colombian peso against the U.S. dollar as of December 31, 2014 would result in foreign currency losses of $0.8 million, net of tax.
The Company has foreign currency exchange risks related to its operations where its functional currency is the pound sterling, primarily related to vessel operations that are conducted from ports located in the United Kingdom. Net consolidated assets of £44.7 million ($69.6 million) are included in the Company’s consolidated balance sheets as of December 31, 2014. A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2014, would increase other comprehensive loss by $4.5 million, net of tax, due to translation.
The Company has foreign currency exchange risks related to its operations where its functional currency is the Colombian peso, primarily related to barge operations that are conducted on rivers located in Colombia. Net consolidated assets of 7.9 million Colombian peso ($3.3 million) are included in the Company’s consolidated balance sheets as of December 31, 2014. A 10%

weakening in the exchange rate of the Colombian peso against the U.S. dollar as of December 31, 2014, would increase other comprehensive loss by $0.2 million, net of tax, due to translation.
As of December 31, 2014, the Company held marketable securities with a fair value of $58.0 million consisting of equity securities. The Company’s investment in equity securities primarily includes positions in energy, marine, transportation and other related businesses. A 10% decline in the value of the Company’s investments in marketable securities as of December 31, 2014 would reduce income by $3.8 million, net of tax.
As of December 31, 2014, the Company held positions in short sales of marketable equity securities with a fair value of $7.3 million. The Company’s short sales of marketable equity securities primarily include positions in energy, marine, transportation and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of December 31, 2014 would reduce income by $0.5 million, net of tax.
The Company held positions in publicly traded equity options that may convey to the Company a right or obligation to engage in a future transaction with respect to the underlying equity security. The Company’s investment in equity options primarily includes positions in energy, marine, transportation and other related businesses. These investments have short-term maturities and their market values fluctuate based on changes in the price and volatility of the underlying security, the strike price of the option and the time to expiration. As of December 31, 2014, the Company had a liability of $0.1 million having marked to market its positions in these publicly traded equity options.
The Company’s outstanding debt is primarily in fixed interest rate instruments. Although the fair value of these debt instruments will vary with changes in interest rates, the Company’s operations are not significantly affected by interest rate fluctuations. As of December 31, 2014, the Company had variable rate debt instruments (due 2015 through 2023) totaling $48.1 million that call for the Company to pay interest based on LIBOR or Euribor plus applicable margins. The interest rates reset either monthly or quarterly. As of December 31, 2014, the average interest rate on these variable rate borrowings was 2.1%.
As of December 31, 2014, the Company had an interest rate swap agreement with an amortized notional value of $9.4 million. This agreement calls for the Company to pay a fixed interest rate of 3.0% and receive interest payments based on Euribor. As of December 31, 2014, the Company had a liability of $0.5 million having marked to market the position in this interest rate swap agreement.
The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. ICP routinely enters into exchange traded positions (primarily corn futures) to offset its net commodity market exposure on raw material and finished goods inventory balances. Agricultural commodity trading and logistics business includes its fixed price future purchase and sale contracts of sugar in the Company’s non-exchange traded derivative positions and enters into exchange traded positions to protect these purchase and sales contracts from market changes. As of December 31, 2014, the net market exposure to corn and sugar under these positions was not material. The Company also enters into exchange traded positions (primarily natural gas, crude oil, gasoline, corn and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s offshore marine and inland river businesses. As of December 31, 2014, these positions were not material. As of December 31, 2014, the fair value of these exchange and non-exchange commodity contracts was an asset of $5.7 million, net.

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
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2014. Based on their evaluation, the

Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.
The Company’s disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.3*
Indenture dated as of November 13, 2013, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 3.00% Convertible Senior Notes due 2028) (incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Commission on March 3, 2014).

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

10.6*+
SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2005).

10.7*
Revolving Credit Facility Agreement, dated November 3, 2006, between SEACOR Holdings Inc. as Borrower, and DNB Nor Bank ASA, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 filed with the Commission on November 7, 2006).

Exhibit Number	Description
10.8*+	SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 13, 2007).
10.9*
Amendment No. 1, dated July 3, 2007, to Revolving Credit Facility Agreement dated as of November 3, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2007).

10.10*+
Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.11*+
Form of Stock Option Grant Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.12*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).
10.13*+
SEACOR Holdings Inc. 2009 Employee Stock Purchase Plan effective March 11, 2009 (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.14*+
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

10.17*+
SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through April 23, 2012) (incorporated herein by reference to Appendix A of the Company's Proxy Statement on DEF 14-A filed with the Commission on April 30, 2012).

10.18*+
Form of Stock Option Grant Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. Amended 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on March 6, 2013).

10.19*
Form of Indemnification Agreement for Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on July 10, 2013).

10.20*
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

10.21*
Amendment 1 to the Contract for Construction of Two Vessels for Seabulk Tankers, Inc. by National Steel and Shipbuilding Company dated October 21, 2013 (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended; these provisions have been submitted separately to the Commission) (incorporated herein by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Commission on March 3, 2014).

10.22*
Amendment 2 to the Contract for Construction of Two Vessels for Seabulk Tankers, Inc. by National Steel and Shipbuilding Company dated effective as of November 11, 2013 (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended; these provisions have been submitted separately to the Commission) (incorporated herein by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Commission on March 3, 2014).

10.23*
Amended and Restated Transition Services Agreement, dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the commission on February 1, 2013).

10.24*
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

Exhibit Number	Description
10.26*
Purchase Agreement dated November 6, 2013, by and among SEACOR Holdings Inc. and Goldman, Sachs & Co., as representative of the Initial Purchasers named in Schedule I thereto (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on November 13, 2013).

10.27*+	SEACOR Holdings Inc. Management Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 10, 2014).
10.28*+	SEACOR Holdings Inc. 2014 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 10, 2014).
10.29*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014).
10.30*+	Form of Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014).
10.31*+
Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2014).

10.32+	Compensation Arrangements for the Executive Officers.
10.33+	Compensation of Non-Employee Directors.
21.1	List of Registrant’s Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2014, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

By:	/s/ MATTHEW CENAC
Matthew Cenac, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ MATTHEW CENAC	Executive Vice President and	February 26, 2015
Matthew Cenac	Chief Financial Officer (Principal Financial Officer)
/s/ BRUCE WEINS	Senior Vice President and	February 26, 2015
Bruce Weins	Chief Accounting Officer (Principal Accounting Officer)
/s/ CHARLES FABRIKANT	Executive Chairman, Chief Executive Officer and Director	February 26, 2015
Charles Fabrikant	(Principal Executive Officer)
/s/ OIVIND LORENTZEN	Vice Chairman and Director	February 26, 2015
Oivind Lorentzen
/s/ DAVID BERZ	Director	February 26, 2015
David Berz
/s/ PIERRE DE DEMANDOLX	Director	February 26, 2015
Pierre De Demandolx
/s/ ANDREW R. MORSE	Director	February 26, 2015
Andrew R. Morse
/s/ CHRISTOPHER REGAN	Director	February 26, 2015
Christopher Regan
/s/ DAVID SCHIZER	Director	February 26, 2015
David Schizer
/s/ STEVEN J. WISCH	Director	February 26, 2015
Steven J. Wisch

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE
Except for the Financial Statement Schedule set forth above, all other required schedules have been omitted since the information is either included in the consolidated financial statements, not applicable or not required.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.
Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2014 based on the framework set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on the specified criteria.
The Company’s internal control over financial reporting as of December 31, 2014 has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report herein.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of SEACOR Holdings Inc.
We have audited SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SEACOR Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, SEACOR Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SEACOR Holdings Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014 of SEACOR Holdings Inc. and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boca Raton, Florida
February 26, 2015

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of SEACOR Holdings Inc.
We have audited the accompanying consolidated balance sheets of SEACOR Holdings Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEACOR Holdings Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boca Raton, Florida
February 26, 2015

SEACOR HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$434,183	$527,435
Restricted cash	16,435	12,175
Marketable securities	58,004	24,292
Receivables:
Trade, net of allowance for doubtful accounts of $3,162 and $1,162 in 2014 and 2013, respectively	225,242	215,768
Other	67,745	48,181
Inventories	22,783	27,615
Deferred income taxes	—	116
Prepaid expenses and other	9,011	6,701
Total current assets	833,403	862,283
Property and Equipment:
Historical cost	2,086,957	2,199,183
Accumulated depreciation	(902,284)	(866,330)
	1,184,673	1,332,853
Construction in progress	318,000	143,482
Net property and equipment	1,502,673	1,476,335
Investments, at Equity, and Advances to 50% or Less Owned Companies	484,157	440,853
Construction Reserve Funds & Title XI Reserve Funds	278,022	261,739
Goodwill	62,759	17,985
Intangible Assets, Net	32,727	12,423
Other Assets	51,292	44,615
	$3,245,033	$3,116,233
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$48,499	$45,323
Accounts payable and accrued expenses	103,760	85,477
Accrued wages and benefits	31,821	29,510
Accrued interest	5,809	5,849
Accrued income taxes	6,800	17,733
Deferred income taxes	10,230	—
Short sales of marketable securities	7,339	10,697
Accrued capital, repair and maintenance expenditures	12,837	19,975
Deferred revenues	6,794	6,592
Other current liabilities	38,064	33,263
Total current liabilities	271,953	254,419
Long-Term Debt	834,383	834,118
Deferred Income Taxes	432,546	457,827
Deferred Gains and Other Liabilities	188,664	144,441
Total liabilities	1,727,546	1,690,805
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 37,505,843 and 37,219,201 shares issued in 2014 and 2013, respectively	375	372
Additional paid-in capital	1,490,698	1,394,621
Retained earnings	1,195,402	1,095,270
Shares held in treasury of 19,365,716 and 16,837,113 in 2014 and 2013, respectively, at cost	(1,283,476)	(1,088,219)
Accumulated other comprehensive loss, net of tax	(3,505)	(1,192)
	1,399,494	1,400,852
Noncontrolling interests in subsidiaries	117,993	24,576
Total equity	1,517,487	1,425,428
	$3,245,033	$3,116,233

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	For the years ended December 31,
	2014	2013	2012
Operating Revenues	$1,319,394	$1,247,272	$1,308,297
Costs and Expenses:
Operating	909,372	908,871	977,469
Administrative and general	164,938	141,348	166,743
Depreciation and amortization	131,819	134,518	131,667
	1,206,129	1,184,737	1,275,879
Gains on Asset Dispositions and Impairments, Net	51,978	37,507	23,987
Operating Income	165,243	100,042	56,405
Other Income (Expense):
Interest income	19,662	15,467	17,360
Interest expense	(43,632)	(42,592)	(37,891)
Debt extinguishment losses, net	—	—	(160)
Marketable security gains, net	28,760	5,803	12,891
Derivative losses, net	(3,902)	(8,323)	(2,812)
Foreign currency gains (losses), net	(6,335)	(3,351)	1,631
Other, net	3,439	586	7,148
	(2,008)	(32,410)	(1,833)
Income from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	163,235	67,632	54,572
Income Tax Expense (Benefit):
Current	72,261	16,176	47,582
Deferred	(17,064)	10,571	(23,401)
	55,197	26,747	24,181
Income from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	108,038	40,885	30,391
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	16,309	7,264	(5,764)
Income from Continuing Operations	124,347	48,149	24,627
Income (Loss) from Discontinued Operations, Net of Tax	—	(10,325)	35,832
Net Income	124,347	37,824	60,459
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	24,215	854	(756)
Net Income attributable to SEACOR Holdings Inc.	$100,132	$36,970	$61,215

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$100,132	$47,195	$25,343
Discontinued operations	—	(10,225)	35,872
	$100,132	$36,970	$61,215

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$5.18	$2.37	$1.24
Discontinued operations	—	(0.51)	1.76
	$5.18	$1.86	$3.00
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$4.71	$2.32	$1.22
Discontinued operations	—	(0.50)	1.73
	$4.71	$1.82	$2.95
Weighted Average Common Shares Outstanding:
Basic	19,336,280	19,893,954	20,426,770
Diluted	25,765,325	20,293,287	20,775,896
Special Cash Dividend Declared and Paid Per Common Share of SEACOR Holdings Inc.	$—	$—	$5.00
The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2014	2013	2012
Net Income	$124,347	$37,824	$60,459
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	(4,265)	859	4,477
Reclassification of foreign currency translation (gains) losses to foreign currency gains (losses), net	(165)	(222)	833
Derivative gains (losses) on cash flow hedges	(140)	109	(1,710)
Reclassification of derivative losses on cash flow hedges to interest expense	—	—	2,000
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	511	622	724
Reclassification of net derivative losses on cash flow hedges to derivative losses, net upon dedesignation	—	—	3,272
Other	28	17	21
	(4,031)	1,385	9,617
Income tax benefit (expense)	1,245	(457)	(3,216)
	(2,786)	928	6,401
Comprehensive Income	121,561	38,752	66,860
Comprehensive Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	23,742	933	(327)
Comprehensive Income attributable to SEACOR Holdings Inc.	$97,819	$37,819	$67,187

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Year Ended December 31, 2011	$364	$1,256,209	$1,512,679	$(971,687)	$(7,958)	$18,456	$1,808,063
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,963	—	—	2,963
Exercise of stock options	2	8,250	—	—	—	—	8,252
Director stock awards	—	359	—	—	—	—	359
Restricted stock and restricted stock units	1	443	—	(96)	—	—	348
Windcat Acquisition	—	585	—	—	—	—	585
Issuance of conversion option in convertible debt, net of tax	—	31,359	—	—	—	—	31,359
Special Cash Dividend	—	—	(100,385)	—	—	—	(100,385)
Purchase of treasury shares	—	—	—	(119,551)	—	—	(119,551)
Amortization of share awards	—	32,930	—	—	—	—	32,930
Cancellation of restricted stock	—	189	—	(189)	—	—	—
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	13,710	13,710
Issuance of noncontrolling interests	—	—	—	—	—	83	83
Dividends paid to noncontrolling interests	—	—	—	—	—	(2,901)	(2,901)
Net Income (Loss)	—	—	61,215	—	—	(756)	60,459
Other comprehensive income	—	—	—	—	5,972	429	6,401
Year Ended December 31, 2012	367	1,330,324	1,473,509	(1,088,560)	(1,986)	29,021	1,742,675
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,770	—	—	1,770
Exercise of stock options	3	18,222	—	—	—	—	18,225
Director stock awards	—	210	—	—	—	—	210
Restricted stock and restricted stock units	2	(24)	—	135	—	—	113
Issuance of conversion option in convertible debt, net of tax	—	30,652	—	—	—	—	30,652
Distribution of Era Group stock to shareholders	—	—	(415,209)	—	(55)	(107)	(415,371)
Share award settlements for Era Group employees and directors	—	(631)	—	—	—	—	(631)
Amortization of share awards	—	14,304	—	—	—	—	14,304
Cancellation of restricted stock	—	1,564	—	(1,564)	—	—	—
Disposition of subsidiary with noncontrolling interests	—	—	—	—	—	(1,125)	(1,125)
Issuance of noncontrolling interests	—	—	—	—	—	40	40
Dividends paid to noncontrolling interests	—	—	—	—	—	(4,186)	(4,186)
Net Income	—	—	36,970	—	—	854	37,824
Other comprehensive income	—	—	—	—	849	79	928
Year Ended December 31, 2013	372	1,394,621	1,095,270	(1,088,219)	(1,192)	24,576	1,425,428

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued) (in thousands)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,165	—	—	2,165
Exercise of stock options	1	6,874	—	—	—	—	6,875
Director stock awards	—	210	—	—	—	—	210
Restricted stock and restricted stock units	2	199	—	21	—	—	222
Purchase of treasury shares	—	—	—	(197,336)	—	—	(197,336)
Amortization of share awards	—	15,119	—	—	—	—	15,119
Cancellation of restricted stock	—	107	—	(107)	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	(1,242)	—	—	—	(1,868)	(3,110)
Issuance of noncontrolling interests	—	74,810	—	—	—	77,613	152,423
Dividends paid to noncontrolling interests	—	—	—	—	—	(6,070)	(6,070)
Net Income	—	—	100,132	—	—	24,215	124,347
Other comprehensive loss	—	—	—	—	(2,313)	(473)	(2,786)
Year Ended December 31, 2014	$375	$1,490,698	$1,195,402	$(1,283,476)	$(3,505)	$117,993	$1,517,487

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the years ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities of Continuing Operations:
Income from Continuing Operations	$124,347	$48,149	$24,627
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	131,819	134,518	131,667
Amortization of deferred gains on sale and leaseback transactions	(18,847)	(10,687)	(16,652)
Debt discount amortization, net	16,250	10,551	1,266
Amortization of share awards	15,119	14,304	32,930
Director stock awards	211	211	357
Bad debt expense	2,618	170	1,311
Gains on asset dispositions and impairments, net	(51,978)	(37,507)	(23,987)
Debt extinguishment losses, net	—	—	160
Marketable security gains, net	(28,760)	(5,803)	(12,891)
Purchases of marketable securities	(15,810)	(7,387)	(40,396)
Proceeds from sale of marketable securities	6,802	12,791	36,537
Derivative losses, net	3,902	8,323	2,812
Cash settlements on derivative transactions, net	(5,703)	(11,398)	(11,868)
Foreign currency (gains) losses, net	6,335	3,351	(1,631)
Deferred income tax expense (benefit)	(17,064)	10,571	(23,401)
Equity in (earnings) losses of 50% or less owned companies, net of tax	(16,309)	(7,264)	5,764
Dividends received from 50% or less owned companies	9,290	9,490	6,606
Other, net	9,578	1,528	542
Changes in operating assets and liabilities:
Decrease in receivables	7,514	8,873	18,775
(Increase) decrease in prepaid expenses and other assets	(4,696)	(2,597)	6,655
Increase (decrease) in accounts payable, accrued expenses and other liabilities	16,764	4,839	(57,696)
Net cash provided by operating activities of continuing operations	191,382	185,026	81,487
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(360,637)	(195,901)	(239,350)
Proceeds from disposition of property and equipment	254,763	263,854	114,032
Investments in and advances to 50% or less owned companies	(90,815)	(171,476)	(45,572)
Return of investments and advances from 50% or less owned companies	36,311	18,268	87,275
Net advances on revolving credit line to 50% or less owned companies	—	—	(300)
(Issuances of) payments received on third party leases and notes receivable, net	(8,437)	16,423	36,033
Net (increase) decrease in restricted cash	(4,260)	15,301	(7,004)
Net (increase) decrease in construction reserve funds and title XI reserve funds	(16,283)	(66,110)	64,345
Business acquisitions, net of cash acquired	(35,000)	(11,127)	(148,088)
Net cash used in investing activities of continuing operations	(224,358)	(130,768)	(138,629)

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in thousands)

	For the years ended December 31,
	2014	2013	2012
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt and capital lease obligations	(35,444)	(18,164)	(484,153)
Net borrowings (payments) under inventory financing arrangements	(4,240)	1,526	(14,600)
Proceeds from issuance of long-term debt, net of offering costs	26,916	176,586	414,051
Proceeds from issuance of conversion option in convertible debt, net of offering costs	—	47,157	48,245
Special Cash Dividend	—	—	(100,385)
Common stock acquired for treasury	(197,336)	—	(119,551)
Share award settlements for Era Group employees and directors	—	(357)	—
Proceeds and tax benefits from share award plans	9,240	19,972	11,683
Purchase of subsidiary shares from noncontrolling interests	(2,090)	—	—
Issuance of noncontrolling interests, net of issue costs	151,849	40	83
Dividends paid to noncontrolling interests	(6,070)	(4,186)	(2,901)
Net cash provided by (used in) financing activities of continuing operations	(57,175)	222,574	(247,528)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(3,101)	477	2,087
Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	(93,252)	277,309	(302,583)
Cash Flows from Discontinued Operations:
Operating Activities	—	24,298	189,216
Investing Activities	—	(8,502)	(7,665)
Financing Activities	—	(14,017)	(12,919)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	143	673
Net Increase in Cash and Cash Equivalents from Discontinued Operations	—	1,922	169,305
Net Increase (Decrease) in Cash and Cash Equivalents	(93,252)	279,231	(133,278)
Cash and Cash Equivalents, Beginning of Year	527,435	248,204	381,482
Cash and Cash Equivalents, End of Year	$434,183	$527,435	$248,204

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
Offshore Marine Services. Offshore Marine Services operates a diverse fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. The vessels deliver cargo and personnel to offshore installations; handle anchors and mooring equipment required to tether rigs to the seabed; tow rigs and assist in placing them on location and moving them between regions; and carry and launch equipment such as remote operated vehicles or “ROVs” used underwater in drilling and well installation, maintenance, and repair. In addition, Offshore Marine Services' vessels provide accommodations for technicians and specialists, and provide standby safety support and emergency response services. Offshore Marine Services also operates a fleet of lift boats in the U.S. Gulf of Mexico supporting well intervention, work-over, decommissioning and diving operations. In non-oil and gas industry activity, Offshore Marine Services operates vessels primarily used to move personnel and supplies to offshore wind farms in Europe. Offshore Marine Services contributed 40%, 45% and 40% of consolidated operating revenues in 2014, 2013 and 2012, respectively.
Inland River Services. Inland River Services operates river transportation equipment used for moving agricultural and industrial commodities and petroleum and chemical products on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Internationally, Inland River Services has barge operations on the Magdalena River in Colombia and on the Parana-Paraguay River Waterways in Brazil, Bolivia, Paraguay, Argentina and Uruguay. In addition to its primary barge and towboat businesses, Inland River Services also operates and invests in high-speed multi-modal terminal facilities for both dry and liquid commodities, barge fleeting locations in various areas of the Inland Waterway System; a broad range of service facilities including machine shop, gear and engine repairs and the repair and drydocking of barges and towboats at strategic locations on the U.S. Inland River Waterways; and a transshipment terminal at the Port of Ibicuy, Argentina. Inland River Services contributed 19%, 17% and 17% of consolidated operating revenues in 2014, 2013 and 2012, respectively.
Shipping Services. Shipping Services operates a diversified fleet of U.S.-flag marine transportation related assets, including its 51% controlling interest (see Note 11) in certain of its subsidiaries (collectively “SEA-Vista”), which owns product tankers servicing the U.S. coastwise trade of crude oil, petroleum and chemical products, and including its harbor tugs servicing vessels docking in U.S. Gulf and East Coast ports. Through its 16% non-controlling interest in Dorian LPG Ltd. ("Dorian"), Shipping Services also invests in foreign-flag Very Large Gas Carriers ("VLGC's") servicing the international Liquefied Petroleum Gas (“LPG”) trade. Additional services include liner and short-sea transportation to and from ports in Florida, Puerto Rico, the Bahamas and the Western Caribbean, a terminal support and bunkering operation in St. Eustatius, a U.S.-flag articulated tug and dry-bulk barge operating on the Great Lakes, a U.S.-flag offshore tug and technical ship management services for third party vessel owners. Shipping Services contributed 16%, 16% and 14% of consolidated operating revenues in 2014, 2013 and 2012, respectively.
Illinois Corn Processing. Illinois Corn Processing, LLC ("ICP") operates a single-site alcohol manufacturing, storage and distribution facility located in Pekin, Illinois and is a leading producer of alcohol used in the food, beverage, industrial and petrochemical end-markets. As co-products of its manufacturing process, ICP additionally produces Dried Distillers Grains with Solubles ("DDGS") primarily used for animal feed ingredients and produces non-food grade Corn Oil primarily used for feedstock in biodiesel production. The Company owns a 70% interest in ICP(see Note 11). ICP contributed 18%, 16% and 14% of consolidated operating revenues in 2014, 2013 and 2012.
Other. The Company also has activities that are referred to and described under Other, which primarily include emergency and crisis services, agricultural commodity trading and logistics, lending and leasing activities and noncontrolling investments in various other businesses, primarily industrial aviation services businesses in Asia.

Discontinued Operations (see Note 17). The Company reports the historical financial position, results of operations and cash flows of disposed businesses as discontinued operations when it has no continuing interest in the business. On March 16, 2012, the Company sold National Response Corporation ("NRC"), NRC Environmental Services Inc., SEACOR Response Ltd., and certain other subsidiaries (collectively the “SES Business”) to J.F. Lehman & Company, a leading, middle-market private equity firm (the "SES Business Transaction"). On December 31, 2012, the Company sold SEACOR Energy Inc. ("SEI") to Par Petroleum Corporation. On January 31, 2013, the Company completed the spin-off ("Spin-off") of Era Group Inc. (“Era Group”)by means of a dividend to SEACOR's shareholders of all the issued and outstanding common stock of Era Group.
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
The Company employs the equity method of accounting for investments in 50% or less owned companies that it does not control but has the ability to exercise significant influence over the operating and financial policies of the business venture. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of a business venture but may exist when the Company's ownership percentage is less than 20%. In certain circumstances, the Company may have an economic interest in excess of 50% but may not control and consolidate the business venture. Conversely, the Company may have an economic interest less than 50% but may control and consolidate the business venture. The Company reports its investments in and advances to these business ventures in the accompanying consolidated balance sheets as investments, at equity, and advances to 50% or less owned companies. The Company reports its share of earnings or losses from investments in 50% or less owned companies in the accompanying consolidated statements of income as equity in earnings (losses) of 50% or less owned companies, net of tax.
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

	2014	2013	2012
Balance at beginning of year	$6,592	$6,592	$9,845
Revenues deferred during the year	202	—	3,806
Revenues recognized during the year	—	—	(7,059)
Balance at end of year	$6,794	$6,592	$6,592
As of December 31, 2014, 2013 and 2012, deferred revenues related to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the "Conveyance") in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to August 17, 2012 are subject to bankruptcy court approval. The Company will recognize revenues as approved by the bankruptcy court. All costs and expenses related to these charters were recognized as incurred.

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
The Company’s Inland River Services segment earns and recognizes revenues primarily from the time charter and bareboat charter of equipment to customers and from voyage affreightment contracts whereby customers are charged an established rate per ton to transport cargo from point to point. Under a time charter, Inland River Services provides equipment to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Inland River Services provides the equipment to the customer and the customer assumes responsibility for all operating expenses and risk of operation. These charters typically range from one to six years and revenues from these charters are recognized as services are provided on a per day basis. Revenues from voyage affreightment contracts are generally recognized over the progress of the voyage while the related costs are expensed as incurred. Certain of Inland River Services’ barges are operated in barge pools with other barges owned by third parties from whom Inland River Services earns and recognizes a management fee as the services are rendered. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. In addition, revenues are earned from equipment chartered to third parties and from the storage and demurrage of cargoes associated with affreightment activities. In both of these cases, revenues are recognized as services are rendered. Inland River Services’ tank farm and handling facility earns revenues through rental and throughput charges. Rental revenues are recognized ratably over the rental period while throughput charges are recognized as product volume moves through the facility.
The Company’s Shipping Services segment earns revenue from the time charter, bareboat charter and voyage charter of vessels, contracts of affreightment, ship assist services, transporting third party freight and ship management agreements with vessel owners. Under a time charter, Shipping Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Shipping Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charters and bareboat charters are recognized as services are provided. Voyage contracts are contracts to carry cargoes on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage contracts and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred. Ship assist services are provided by the Company's harbor towing fleet to docking and undocking cargo vessels in various ports in the U.S. Gulf of Mexico and Atlantic Coast. Revenues from ship assist services are recognized as the services are performed. Revenues from transporting freight are recognized as third party freight is transported to various destinations, typically determined by a tariff based on weight and voyage length, which is usually one to eight days. Ship management agreements typically provide for technical services over a specified period of time, typically a year or more. Revenues from ship management agreements are recognized ratably over the service period.
ICP earns revenues from the sale of alcohol and co-products. Revenues and related costs from these sales are recorded when title transfers to the buyer.
Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of U.S treasury securities, money market instruments, time deposits and overnight investments.
Restricted Cash. Restricted cash primarily relates to the income generated from the operations of certain of Shipping Services’ U.S.-flag product tankers and consists primarily of U.S. treasury securities (see Note 6).
Marketable Securities. Marketable equity securities with readily determinable fair values and debt securities are reported in the accompanying consolidated balance sheets as marketable securities. These investments are stated at fair value with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income as marketable security gains, net. Short sales of marketable securities are stated at fair value in the accompanying consolidated balance sheets with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income as marketable security gains, net.
Trade Receivables. Customers of Offshore Marine Services are primarily major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Customers of Inland River Services are primarily major agricultural companies, major integrated oil companies, iron ore producers and industrial companies. Customers of Shipping Services are primarily multinational oil and gas companies, refining companies, oil trading companies and large industrial consumers of crude, petroleum and LPG. Customers of ICP are primarily alcohol trading companies, industrial manufacturers, major agricultural companies, major integrated oil companies, and manufacturers in the food, beverage and household products industries. Customers of the Company's other business activities primarily include industrial companies and distributors. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.
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
Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk associated with its cash and cash equivalents, restricted cash, construction and Title XI reserve funds and derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance of its significant counterparties. The Company is also exposed to concentrations of credit risk relating to its receivables due from customers in the industries described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material.
Inventories. Inventories are stated at the lower of cost (using the first-in, first-out and average cost methods) or market. Inventories consist primarily of fuel and fuel oil in the Company’s Offshore Marine Services, Shipping Services and Inland River Services segments. Inventories in ICP consist primarily of corn, high quality alcohol and fuel alcohol. Inventories in the Company's other business activities consist of sugar. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market. During the years ended December 31, 2014, 2013, and 2012, the Company recorded market write-downs of $0.4 million, $0.2 million and $0.2 million, respectively.
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
As of December 31, 2014, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

Offshore support vessels (excluding wind farm utility)	20
Wind farm utility vessels	10
Inland river dry-cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
Product tankers - U.S.-flag	25
Short-sea container\RORO(1) vessels	20
Harbor and offshore tugs	25
Ocean liquid tank barges	25
Terminal and manufacturing facilities	20
______________________

(1)	Roll on/Roll off ("RORO").

The Company’s major classes of property and equipment as of December 31 were as follows (in thousands):

	Historical Cost(1)	Accumulated Depreciation	Net Book Value
2014
Offshore support vessels (excluding wind farm utility)	$968,461	$(459,531)	$508,930
Wind farm utility vessels	65,634	(20,658)	44,976
Inland river dry-cargo and deck barges	252,580	(84,100)	168,480
Inland river liquid tank barges	85,639	(21,531)	64,108
Inland river towboats	53,750	(18,671)	35,079
Product tankers - U.S.-flag	271,141	(153,317)	117,824
Short-sea container\RORO vessels	20,954	(3,964)	16,990
Harbor and offshore tugs	101,762	(40,182)	61,580
Ocean liquid tank barges	39,238	(8,755)	30,483
Terminal and manufacturing facilities	127,977	(44,812)	83,165
Other(2)	99,821	(46,763)	53,058
	$2,086,957	$(902,284)	$1,184,673
2013
Offshore support vessels (excluding wind farm utility)	$1,047,119	$(438,528)	$608,591
Wind farm utility vessels	65,094	(14,121)	50,973
Inland river dry-cargo and deck barges	241,210	(80,772)	160,438
Inland river liquid tank barges	85,639	(18,138)	67,501
Inland river towboats	61,407	(22,454)	38,953
Product tankers - U.S.-flag	318,497	(173,278)	145,219
Short-sea container\RORO vessels	18,328	(3,995)	14,333
Harbor and offshore tugs	101,762	(34,017)	67,745
Ocean liquid tank barges	39,238	(7,335)	31,903
Terminal and manufacturing facilities	120,601	(33,594)	87,007
Other(2)	100,288	(40,098)	60,190
	$2,199,183	$(866,330)	$1,332,853
______________________

(1)	Includes property and equipment acquired in business acquisitions and recorded at fair value as of the date of the acquisition.

(2)	Includes land and buildings, leasehold improvements, fixed-wing aircraft, vehicles and other property and equipment.
Depreciation expense totaled $127.6 million, $130.2 million and $126.1 million in 2014, 2013 and 2012, respectively.
Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. Capitalized interest totaled $17.0 million, $6.4 million and $4.3 million in 2014, 2013 and 2012, respectively.
Intangible Assets. The Company’s intangible assets primarily arose from business acquisitions (see Note 2) and consist of non-compete agreements, trademarks and tradenames, customer relationships, software and technology, and acquired contractual rights. These intangible assets are amortized over their estimated useful lives ranging from two to ten years. During the years ended December 31, 2014, 2013, and 2012, the Company recognized amortization expense of $4.3 million, $4.3 million and $5.6 million, respectively.

The Company’s intangible assets by type were as follows (in thousands):

	Non-Compete Agreements	Trademark/ Tradenames	Customer Relationships	Software/ Technology	Acquired Contractual Rights	Total
	Gross Carrying Value
Year Ended December 31, 2012	$40	$8,424	$26,587	$—	$8,375	$43,426
Acquired intangible assets	—	74	1,525	—	—	1,599
Foreign currency translation	—	—	—	—	(132)	(132)
Fully amortized intangible assets	—	(437)	—	—	(4,772)	(5,209)
Year Ended December 31, 2013	40	8,061	28,112	—	3,471	39,684
Acquired intangible assets	—	2,620	20,629	1,652	—	24,901
Foreign currency translation	—	—	—	—	(119)	(119)
Impairment of intangible assets	—	—	—	—	(367)	(367)
Fully amortized intangible assets	(40)	—	(171)	—	—	(211)
Year Ended December 31, 2014	$—	$10,681	$48,570	$1,652	$2,985	$63,888

	Accumulated Amortization
Year Ended December 31, 2012	$(25)	$(3,983)	$(19,014)	$—	$(5,099)	$(28,121)
Amortization expense	(8)	(984)	(2,454)	—	(903)	(4,349)
Fully amortized intangible assets	—	437	—	—	4,772	5,209
Year Ended December 31, 2013	(33)	(4,530)	(21,468)	—	(1,230)	(27,261)
Amortization expense	(7)	(899)	(2,882)	(96)	(378)	(4,262)
Impairment of intangible assets	—	—	—	—	151	151
Fully amortized intangible assets	40	—	171	—	—	211
Year Ended December 31, 2014	$—	$(5,429)	$(24,179)	$(96)	$(1,457)	$(31,161)
Weighted average remaining contractual life, in years	0.00	7.85	11.44	9.40	3.31	10.38
Future amortization expense of intangible assets for each of the years ended December 31 is as follows (in thousands):

2015	$4,138
2016	3,106
2017	2,945
2018	2,924
2019	2,924
Years subsequent to 2019	16,690
$32,727
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the carrying values of the assets are reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the years ended 2014, 2013 and 2012, the Company recognized impairment charges of $4.4 million, $3.0 million and $1.2 million, respectively, related to long-lived assets held for use.
Impairment of 50% or Less Owned Companies. The Company performs regular reviews of each 50% or less owned company's financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When a 50% or less owned company has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, and when the Company expects the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of 50% or less owned companies, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the 50% or less owned company. During the year ended December 31, 2014, the Company recognized an impairment charge of $3.3 million related to one of its 50% or less owned companies. The Company did not recognize any impairment charges during the years ended December 31, 2013 and 2012.
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company uses a discounted future cash flow approach that uses estimates for revenues, costs and appropriate discount rates, among other things. These estimates are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments in the years ended December 31, 2014, 2013 and 2012.
Business Combinations. The Company recognizes, with certain exceptions, 100% of the fair value of assets acquired, liabilities assumed, and noncontrolling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as are certain acquisition-related restructuring costs if the criteria related to exit or disposal cost obligations are met as of the acquisition date. Acquisition-related transaction costs are expensed as incurred and any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of income from the date of acquisition (see Note 2).
Deferred Financing Costs. Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method for term loans and straight line method for revolving credit facilities. Amortization of deferred financing costs totaled $2.3 million, $1.9 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in interest expense in the accompanying consolidated statements of income.
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

Deferred Gains – Equipment Sale-Leaseback Transactions and Financed Equipment Sales. From time to time, the Company enters into equipment sale-leaseback transactions with finance companies or provides seller financing on sales of its equipment to third parties or 50% or less owned companies. A portion of the gains realized from these transactions is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In sale-leaseback transactions (see Note 2), gains are deferred to the extent of the present value of future minimum lease payments and are amortized as reductions to rental expense over the applicable lease terms. In financed equipment sales (see Note 2), gains are deferred to the extent that the repayment of purchase notes is dependent on the future operations of the sold equipment and are amortized based on cash received from the buyers. Deferred gain activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$110,542	$96,447	$101,155
Deferred gains arising from equipment sales	71,367	26,881	23,183
Amortization of deferred gains included in operating expenses as reduction to rental expense	(18,847)	(10,687)	(16,652)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(15,686)	(2,099)	(11,239)
Reductions of deferred gains on repurchased equipment and other	(842)	—	—
Balance at end of year	$146,534	$110,542	$96,447
Deferred Gains – Equipment Sales to the Company’s 50% or Less Owned Companies. A portion of the gains realized from non-financed sales of the Company’s vessels and barges to its 50% or less owned companies is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. Effective January 1, 2009, the Company adopted new accounting rules related to the sale of its vessels and barges to its 50% or less owned companies. In most instances, these sale transactions are now considered a sale of a business in which the Company relinquishes control to its 50% or less owned companies. Subsequent to the adoption of the new accounting rules, gains are deferred only to the extent of the Company's uncalled capital commitments and are amortized as those commitments lapse or funded amounts are returned. For transactions occurring prior to the adoption of the new accounting rules, gains were deferred and are being amortized based on the Company's ownership interest, the Company's uncalled capital commitments, cash received and the applicable equipment's useful lives. Deferred gain activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$14,221	$15,066	$16,036
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(844)	(845)	(970)
Balance at end of year	$13,377	$14,221	$15,066
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

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income (loss) were as follows:

	SEACOR Holdings Inc. Stockholders' Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Other	Other Comprehensive Income (Loss)
Year ended December 31, 2011	$(4,404)	$(3,518)	$(36)	$(7,958)	$(118)	$—
Other comprehensive income (loss)	4,871	4,286	31	9,188	439	(10)	$9,617
Income tax expense	(1,705)	(1,500)	(11)	(3,216)	—	—	(3,216)
Year ended December 31, 2012	(1,238)	(732)	(16)	(1,986)	321	(10)	$6,401
Distribution of Era Group stock to shareholders	(55)	—	—	(55)	—	—
Other comprehensive income (loss)	563	731	12	1,306	74	5	$1,385
Income tax expense	(197)	(256)	(4)	(457)	—	—	(457)
Year ended December 31, 2013	(927)	(257)	(8)	(1,192)	395	(5)	$928
Other comprehensive income (loss)	(3,949)	371	20	(3,558)	(481)	8	$(4,031)
Income tax (expense) benefit	1,382	(130)	(7)	1,245	—	—	1,245
Year ended December 31, 2014	$(3,494)	$(16)	$5	$(3,505)	$(86)	$3	$(2,786)
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

Computations of basic and diluted earnings per common share of SEACOR for the years ended December 31 were as follows (in thousands, except share data):

	Net Income	Average o/s Shares	Per Share
2014
Basic Weighted Average Common Shares Outstanding	$100,132	19,336,280	$5.18
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	403,194
Convertible Securities	21,156	6,025,851
Diluted Weighted Average Common Shares Outstanding	$121,288	25,765,325	$4.71
2013
Basic Weighted Average Common Shares Outstanding	$36,970	19,893,954	$1.86
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	399,333
Convertible Securities(2)(3)	—	—
Diluted Weighted Average Common Shares Outstanding	$36,970	20,293,287	$1.82
2012
Basic Weighted Average Common Shares Outstanding	$61,215	20,426,770	$3.00
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	349,126
Convertible Securities(2)	—	—
Diluted Weighted Average Common Shares Outstanding	$61,215	20,775,896	$2.95
______________________

(1)
For the years ended December 31, 2014, 2013 and 2012, diluted earnings per common share of SEACOR excluded 407,698, 133,315 and 549,223, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the years ended December 31, 2013 and 2012, diluted earnings per common share of SEACOR excluded 4,200,525 and 176,609 shares, respectively, issuable pursuant to the Company's 2.5% Convertible Senior Notes (see Note 6) as the effect of their inclusion in the computation would be anti-dilutive.

(3)
For the year ended December 31, 2013, diluted earnings per common share of SEACOR excluded 240,043 shares issuable pursuant to the Company's 3.0% Convertible Senior Notes (see Note 6) as the effect of their inclusion in the computation would be anti-dilutive.

New Accounting Pronouncement. On May 28, 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. The core principal of the new standard is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard is effective for annual and interim periods beginning after December 15, 2016 and early adoption is prohibited. The Company has not yet selected the method of adoption and determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.
Reclassifications. Certain reclassifications of prior period information have been made to conform to the presentation of the current period information. These reclassifications had no effect on net income or cash flows as previously reported.

2.	ACQUISITIONS AND DISPOSITIONS
Witt O'Brien's. On July 11, 2014, the Company acquired a controlling interest in Witt O'Brien's, a global leader in preparedness, crisis management, and disaster response and recovery, through the acquisition of its partner's 45.8% equity interest for $35.4 million in cash (see Note 3). The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $45.0 million of goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities.
C-Lift Acquisition. On June 6, 2013, the Company acquired a controlling interest in C-Lift through the acquisition of its partner's 50% interest for $13.3 million in cash. C-Lift owns and operates two liftboats in the U.S. Gulf of Mexico. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis was finalized in March of 2014.

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
ICP Acquisition. On February 1, 2012, the Company acquired a controlling interest in ICP through its acquisition of a portion of its partner's interest for $9.1 million in cash, following which the Company owned 70% (see Note 3). ICP owns and operates an alcohol manufacturing facility dedicated to the production of alcohol for beverage, industrial and fuel applications. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis of assets and liabilities acquired was finalized in June 2012.
Windcat Acquisition. On December 22, 2011, the Company acquired 75% of the issued and outstanding shares in Windcat Workboats Holdings Ltd. (“Windcat”). Windcat, based in the United Kingdom and the Netherlands, is an operator of wind farm utility vessels operating in the main offshore wind markets of Europe. During the year ended December 31, 2012, the Company issued 6,374 shares of SEACOR common stock, par value $0.01 per share (“Common Stock”) valued at $0.6 million for a final working capital settlement. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis of assets and liabilities was finalized in December 2012.
Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisitions for the years ended December 31 was as follows (in thousands):

	2014	2013	2012
Trade and other receivables	$31,079	$3,250	$17,356
Other current assets	1,925	32	16,282
Investments, at Equity, and Advances to 50% or Less Owned Companies	519	(13,290)	(42,358)
Property and Equipment	(49,968)	43,521	178,025
Goodwill	44,967	—	(1,586)
Intangible Assets	24,901	1,599	4,057
Other Assets	111	—	(332)
Accounts payable	(1,709)	(264)	(4,701)
Other current liabilities	(12,274)	(1,053)	(4,093)
Long-Term Debt	(3,266)	(22,668)	(946)
Deferred Income Taxes	91	—	—
Other Liabilities	(1,376)	—	(166)
Accumulated other comprehensive loss, net of tax	—	—	9
Noncontrolling interests in subsidiaries	—	—	(13,459)
Purchase price(1)	$35,000	$11,127	$148,088
______________________

(1)	Purchase price is net of cash acquired (totaling $0.4 million, $2.2 million and $3.7 million in 2014, 2013 and 2012, respectively) and excludes issued Common Stock valued at $0.6 million in 2012.

Equipment Additions. The Company’s capital expenditures from continuing operations were $360.6 million, $195.9 million and $239.4 million in 2014, 2013 and 2012, respectively. Major owned equipment placed in service for the years ended December 31 were as follows:

	2014	2013(1)	2012(2)
Offshore Support Vessels:
Anchor handling towing supply	—	—	2
Fast support	3	—	—
Supply	2	1	2
Specialty	—	2	1
Wind farm utility	2	5	1
	7	8	6
Inland River dry-cargo barges	65	—	3
Inland River liquid tank barges - 10,000 barrel	—	2	1
Inland River liquid tank barges - 30,000 barrel	—	—	4
Inland River towboats	1	1	2
Short-sea container\RORO - Foreign-flag	1	1	—
Harbor tugs - U.S.-flag	—	4	—
______________________

(1)	Excludes two liftboats acquired in the C-Lift acquisition.

(2)	Excludes 18 liftboats acquired in the Superior Liftboat acquisition and excludes an interest in one U.S.-flagged articulated tug barge acquired and immediately contributed to SeaJon (see Note 3).
Equipment Dispositions. During the year ended December 31, 2014, the Company sold property and equipment for net proceeds of $300.1 million ($254.8 million in cash and $45.3 million in seller financing) and gains of $111.2 million, of which $39.8 million were recognized currently and $71.4 million were deferred (see Note 1). Equipment dispositions included the sale-leaseback of one anchor handling towing supply vessel, one fast support vessel, one liftboat, one U.S.-flag product tanker and other equipment for $141.8 million, with leaseback terms ranging from 10 months to 84 months. Gains of $52.0 million related to these sale-leasebacks were deferred and are being amortized over their respective minimum lease periods. The Company also financed the sale of two offshore support vessels, 20 dry-cargo barges and one inland river towboat to certain of its 50% or less owned companies (see Note 3) and real property and other equipment to an unrelated third party for $45.3 million in the aggregate. Gains of $19.4 million from these sales were deferred and will be recognized as payments are received under the terms of the financing. In addition, the Company recognized previously deferred gains of $16.5 million.
During the year ended December 31, 2013, the Company sold property and equipment for net proceeds of $274.3 million ($263.9 million in cash and $10.4 million in seller financing) and gains of $64.5 million, of which $37.6 million were recognized currently and $26.9 million were deferred (see Note 1). Equipment dispositions included the sale of one liftboat, eight 30,000 barrel liquid tank barges and seven harbor tugs for $116.3 million with leaseback terms ranging from 60 months to 120 months. Gains of $26.4 million related to these sale-leasebacks were deferred and are being amortized over their respective minimum lease periods. In addition, the Company recognized previously deferred gains of $2.9 million.
During the year ended December 31, 2012, the Company sold property and equipment for net proceeds of $167.5 million ($114.0 million in cash, $5.0 million in cash deposits previously received and $48.5 million in seller financing) and gains of $36.2 million, of which $13.0 million were recognized currently and $23.2 million were deferred (see Note 1). Equipment dispositions included the sale of two anchor handling towing supply vessels and two harbor tugs for $84.5 million with leaseback terms ranging from 48 months to 96 months. Gains of $15.7 million related to the sale-leaseback were deferred and are being amortized over their respective minimum lease periods. The Company also financed the sale of two offshore support vessels to certain of its 50% or less owned companies for $48.9 million, in the aggregate (see Note 3). Gains of $0.5 million from these sales were recognized currently and $7.3 million from these sales were deferred and will be recognized as payments are received under the terms of the financing. In addition, the Company recognized previously deferred gains of $12.2 million.

Major equipment dispositions for the years ended December 31 were as follows:

	2014	2013	2012(1)
Offshore Support Vessels:
Anchor handling towing supply	1	—	2
Fast support	7	5	2
Mini-supply	—	1	—
Standby Safety	—	—	1
Supply	4	2	2
Specialty	—	3	—
Liftboats	1	6	—
Wind farm utility	1	2	—
	14	19	7
Inland River dry-cargo barges	80	16	9
Inland River liquid tank barges - 10,000 barrel	—	—	1
Inland River liquid tank barges - 30,000 barrel	—	8	—
Inland River towboats	5	—	2
Product tankers - U.S.-flag	1	—	—
Short-sea container\RORO - Foreign-flag	2	—	1
Harbor tugs - U.S.-flag	—	7	3
Harbor tugs - Foreign-flag	—	1	2
______________________

(1)	Excludes one U.S.-flag articulated tug-barge contributed to SeaJon (see Note 3).

3.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

Ownership	2014	2013
Offshore Marine Services:
MexMar	49.0%	$51,262	$28,564
Dynamic Offshore Drilling	19.0%	12,815	11,622
Sea-Cat Crewzer II	50.0%	9,983	22,900
OSV Partners	30.4%	9,838	3,951
Nautical Power	50.0%	6,411	6,399
Sea-Cat Crewzer	50.0%	3,062	7,833
Other	20.0%	–	50.0%	22,065	17,891
115,436	99,160
Inland River Services:
SCFCo	50.0%	75,799	27,710
Bunge-SCF Grain	50.0%	19,360	17,697
SCF Bunge Marine	50.0%	6,139	6,158
Other	50.0%	2,390	3,846
103,688	55,411
Shipping Services:
Dorian(1)	16.1%	139,006	129,785
Trailer Bridge	47.3%	53,447	57,881
SEA-Access	50.0%	16,551	—
SeaJon	50.0%	7,475	9,479
SeaJon II	50.0%	5,941	—
222,420	197,145
Other:
Witt O'Brien's(2)	54.2%	—	52,289
Hawker Pacific	34.2%	21,114	21,596
Avion	39.1%	14,107	13,127
Cleancor	50.0%	4,201	83
Other	34.0%	–	50.0%	3,191	2,042
42,613	89,137
$484,157	$440,853
______________________

(1)	The Company's ownership represents its economic interest in Dorian. The Company exercises significant influence over Dorian through its representation on Dorian's board of directors.

(2)	The Company's ownership represents its economic interest in Witt O'Brien's. The Company had a 50% voting interest prior to it acquisition of a controlling interest (see Note 2).

Combined Condensed Financials. Summarized financial information for the Company’s investments, at equity, as of and for the years ended December 31 was as follows (in thousands):

	2014	2013
Current assets	$713,220	$749,369
Noncurrent assets	1,838,102	1,387,601
Current liabilities	467,124	345,260
Noncurrent liabilities	702,306	682,348

	2014	2013	2012
Operating Revenues	$1,253,988	$1,087,637	$774,912
Costs and Expenses:
Operating and administrative	1,067,964	955,583	699,061
Depreciation	73,164	61,813	40,440
	1,141,128	1,017,396	739,501
Gains (Loss) on Asset Dispositions	368	(397)	—
Operating Income	$113,228	$69,844	$35,411
Net Income	$43,875	$17,312	$4,640
As of December 31, 2014 and 2013, cumulative undistributed net earnings of 50% or less owned companies accounted for by the equity method included in the Company’s consolidated retained earnings were $29.4 million and $23.9 million, respectively.
MexMar. Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”) owns and operates eleven offshore support vessels in Mexico. During the year ended December 31, 2014, the Company contributed capital of $2.9 million and sold two offshore support vessels for $32.0 million ($6.4 million in cash and short-term notes totaling $25.6 million of which $10.7 million was repaid in 2014). Subsequent to December 31, 2014, MexMar repaid the balance of the short-term notes. During the year ended December 31, 2013, the Company contributed capital of $5.9 million and sold one offshore support vessel for $36.4 million ($30.4 million in cash and $6.0 million in seller financing all of which was repaid in 2013). During the year ended December 31, 2012, the Company sold two offshore support vessels to MexMar and financed a portion of the vessels' mobilization costs with the Company totaling $50.0 million ($5.0 million in cash and short-term notes totaling $45.0 million all of which was repaid in 2012). During the years ended December 31, 2014, 2013 and 2012, the Company received $0.3 million, $0.3 million and $0.3 million, respectively, of vessel management fees from MexMar.
Dynamic Offshore Drilling. Dynamic Offshore Drilling Ltd. (“Dynamic”) was established to construct and operate a jack-up drilling rig that was delivered in the first quarter of 2013.
Sea-Cat Crewzer II. On January 23, 2013, the Company and another offshore support vessel operator formed Sea-Cat Crewzer II LLC (“Sea-Cat Crewzer II”) to own and operate two high speed offshore catamarans. The Company is a guarantor of its proportionate share of Sea-Cat Crewzer’s debt and the amount of the guarantee declines as principal payments are made and will terminate when the debt is repaid. As of December 31, 2014, the Company’s guarantee was $14.1 million. During the year ended December 31, 2014, the Company received distributions of $14.0 million. During the year ended December 31, 2013, the Company and its partner each contributed capital of $23.9 million in cash. Sea-Cat Crewzer II then purchased two high speed offshore catamarans from the Company for $47.3 million ($44.5 million in cash and $2.8 million in seller financing all of which was repaid in 2013). During the years ended December 31, 2014 and 2013, the Company received $0.7 million and $0.2 million, respectively, of vessel management fees from Sea-Cat Crewzer II.
OSV Partners. On August 13, 2013, the Company and Breem Transportation Services LLC formed SEACOR OSV Partners GP LLC and SEACOR OSV Partners I LP (collectively "OSV Partners") to own and operate six offshore support vessels. During the year ended December 31, 2013, OSV Partners closed on a private placement equity offering with third party limited partner members, including the Company, and secured a bank financing arrangement. During the years ended December 31, 2014 and 2013, the Company contributed capital of $5.1 million and $4.1 million, respectively, to OSV Partners. During the years ended December 31, 2014 and 2013, the Company sold two offshore support vessels for $27.7 million and one offshore support vessel for $14.5 million, respectively, to OSV Partners. In addition, during the year ended December 31, 2013, the Company provided and was repaid bridge financing of $7.6 million. During the year ended December 31, 2014 and 2013, the Company received $1.2 million and $0.2 million, respectively, of vessel management fees from OSV Partners.

Nautical Power. The Company and another offshore operator formed Nautical Power, LLC (“Nautical Power”) to operate one offshore support vessel. Nautical Power bareboat chartered the vessel from a leasing company and that charter terminated in 2013. During the year ended December 31, 2013, the Company received dividends of $5.3 million from Nautical Power.
Sea-Cat Crewzer. Sea-Cat Crewzer LLC (“Sea-Cat Crewzer”) owns and operates two high speed offshore catamarans. The Company is a guarantor of its proportionate share of Sea-Cat Crewzer’s debt and the amount of the guarantee declines as principal payments are made and will terminate when the debt is repaid. As of December 31, 2014, the Company’s guarantee was $12.5 million. During the year ended December 31, 2014, the Company received distributions of $3.2 million from Sea-Cat Crewzer. During the years ended December 31, 2014 and 2013, the Company received dividends of $3.3 million and $1.3 million, respectively, from Sea-Cat Crewzer. During the years ended December 31, 2014, 2013 and 2012, the Company received $0.7 million, $0.8 million and $0.8 million, respectively, of vessel management fees from Sea-Cat Crewzer. During the years ended December 31, 2014, 2013 and 2012, the Company paid $4.7 million, $4.8 million and $2.2 million, respectively, to Sea-Cat Crewzer to bareboat charter one of its vessels.
Other Offshore Marine Services. The Company’s other Offshore Marine Services 50% or less owned companies own and operate ten vessels. During the year ended December 31, 2014, the Company received distributions of $0.2 million, dividends of $1.0 million and repayments on advances of $0.6 million, and made additional capital contributions and advances of $4.1 million to these 50% or less owned companies. During the year ended December 31, 2013, the Company received dividends of $0.9 million and made capital contributions and advances of $2.1 million to these 50% or less owned companies. During the year ended December 31, 2012, the Company made no additional capital contributions to these 50% or less owned companies. Certain of these 50% or less owned companies obtained bank debt to finance the acquisition of offshore support vessels from the Company. Under the terms of the debt, the bank has the authority, under certain circumstances, to require the parties of these 50% or less owned companies to fund uncalled capital commitments, as defined in the 50% or less owned companies’ partnership agreements. In such an event, the Company would be required to contribute its allocable share of the uncalled capital commitments, which was $2.1 million in the aggregate as of December 31, 2014. As of December 31, 2014, the Company’s contingent guarantee of outstanding charter receivables was $0.6 million. In addition, the Company has guaranteed $71.6 million related to a construction contract for two foreign-flag liftboats entered into by one of Offshore Marine Services' 50% or less owned companies. The guarantee declines as progress payments are made by the 50% or less owned company in accordance with the contracts. During the year ended December 31, 2013, the Company sold two offshore support vessels to one of its 50% or less owned companies for $5.4 million. The Company manages certain vessels on behalf of its 50% or less owned companies and guarantees the outstanding charter receivables of one of its 50% or less owned companies if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. During the years ended December 31, 2014, 2013 and 2012, the Company received $0.6 million, $0.6 million and $0.6 million, respectively, of vessel management fees from these 50% or less owned companies.
SCFCo. SCFCo Holdings LLC (“SCFCo”) was established to operate dry-cargo barges and towboats on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. During the years ended December 31, 2014, 2013 and 2012, the Company contributed capital of $19.7 million, $6.1 million and $3.0 million, respectively, to SCFCo. Additionally, during the years ended December 31, 2014 and 2013, the Company provided working capital advances of $23.5 million and $3.1 million, respectively and received repayments on working capital advances of $1.0 million and $1.8 million, respectively. As of December 31, 2014, $29.5 million of working capital advances remained outstanding.
Bunge-SCF Grain. Bunge-SCF Grain LLC (“Bunge-SCF Grain”) operates a terminal grain elevator in Fairmont City, Illinois. During the year ended December 31, 2014, the Company contributed capital of $2.0 million to Bunge-SCF Grain. During the years ended December 31, 2013 and 2012, the Company and its partner each made working capital advances to Bunge-SCF Grain of $2.5 million and $5.0 million, respectively. During the year ended December 31, 2013, the Company received $0.5 million of repayments of working capital advances. As of December 31, 2014, the total outstanding balance of working capital advances was $7.0 million. In addition, Bunge-SCF Grain operates and manages the Company’s grain storage and handling facility in McLeansboro, Illinois and the Company received $1.6 million, $1.0 million and $1.0 million in rental income for the years ended December 31, 2014, 2013 and 2012, respectively.
SCF Bunge Marine. SCF Bunge Marine LLC (“SCF Bunge Marine”) provides towing services on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River and Ohio River. The Company bareboat charters inland river towboats from a third-party leasing company and time charters the equipment to SCF Bunge Marine. The Company's obligations under the bareboat charter are guaranteed by SEACOR and its partner in SCF Bunge Marine. Pursuant to the time charter, the Company received charter fees of $41.6 million, $40.8 million and $40.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2014, the Company received dividends of $4.5 million from SCF Bunge Marine. In addition, during the years ended December 31, 2014, 2013 and 2012, SCF Bunge Marine received $46.6 million, $41.1 million and $42.6 million, respectively, for towing services provided to the Company.

Other Inland River Services. The Company’s other Inland River Services 50% or less owned companies operate a fabrication facility and operated a dry-cargo vessel. During the year ended December 31, 2014 and 2012, the Company received distributions of $2.1 million and $0.4 million from these 50% or less owned companies.
Dorian. On July 25, 2013, the Company contributed $57.0 million to Dorian in exchange for a 25% ownership interest. The contribution included $42.1 million in net cash and other consideration valued at $14.9 million that included certain progress payments made toward the construction of two VLGC's, the construction contracts for the two VLGC's, and options to construct additional VLGC's. On November 18, 2013, Dorian completed a second private placement equity offering and the Company contributed an additional $70.4 million in cash. Following the completion of the second private placement equity offering, the Company's ownership percentage was diluted to a 21.8% ownership interest and the Company recognized a $1.1 million gain, net of tax, which is included in equity in earnings (losses) of 50% or less owned companies in the accompanying consolidated statements of income. During the year ended December 31, 2014, Dorian completed three private placement equity offerings prior to becoming a publicly traded company in May of 2014. The Company did not participate in any of the offerings and as a consequence its ownership was diluted to a 16.1% ownership interest and the Company recognized a $4.4 million gain, net of tax, which is included in equity in earnings (losses) of 50% or less owned companies in the accompanying consolidated statements of income. As of December 31, 2014, the fair value of the Company's investment in Dorian based on the quoted market price of Dorian was $129.6 million. As of December 31, 2014, Dorian operates a fleet of five VLGC's and had 17 under construction.
Trailer Bridge. Trailer Bridge, Inc. (“Trailer Bridge”), an operator of U.S.-flag deck and RORO barges, offers marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. Trailer Bridge filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”) on November 16, 2011. On April 2, 2012, Trailer Bridge approved and adopted a restructuring plan, which was confirmed by the Bankruptcy Court. Immediately prior to adopting the restructuring plan, the Company had outstanding marketable security positions in 9.25% Senior Secured Notes due from Trailer Bridge (“Old Notes”) and U.S. Government Guaranteed Ship Financing Bonds due from Trailer Bridge (“MARAD Bonds”). Upon the adoption and implementation of Trailer Bridge's restructuring plan, the Company exchanged its Old Notes for a new $33.1 million Secured Note due from Trailer Bridge and new common shares in Trailer Bridge, representing a 47.26% ownership interest valued at $9.9 million. As a result of the adoption and implementation of the restructuring plan, the Company reclassified $48.1 million from marketable securities to investments, at equity, and advances to 50% or less owned companies, representing its investment in the new Trailer Bridge securities valued at $43.0 million and the MARAD Bonds valued at $5.1 million. In addition, as part of the restructuring plan, the Company provided $20.8 million of bridge financing to Trailer Bridge. During the year ended December 31, 2012, the Company recognized $9.8 million of marketable security gains, net related to its investments in Trailer Bridge. During the years ended December 31, 2014, 2013 and 2012, the Company received repayments of $2.1 million, $2.1 million and $1.1 million, respectively, on the bridge financing. During the year ended December 31, 2014, the Company received $2.0 million for the time charter of a U.S.-flag harbor tug to Trailer Bridge.
SEA-Access. On November 7, 2014, the Company and Access Shipping Limited Partnership formed SEA-Access LLC ("SEA-Access") to acquire and operate the M/V Eagle Ford, a U.S.-flag 124,000 dwt crude tanker. During the year ended December 31, 2014, the Company and its partner each contributed capital of $16.7 million to SEA-Access to acquire the vessel and for working capital. The Company also provides SEA-Access with technical and commercial management services. During the year ended December 31, 2014, the Company received $0.1 million for these services.
SeaJon. SeaJon LLC (“SeaJon”) owns an articulated tug-barge operating in the Great Lakes trade. Each partner contributed its ownership interest in a newly constructed articulated tug-barge, which began its charter during 2012. During the years ended December 31, 2014 and 2013, the Company and its partner each made capital contributions of $2.3 million and $1.4 million, respectively. During the year ended December 31, 2014, SeaJon made a $5.4 million non-cash distribution of an interest in an offshore tug under reconstruction to each partner (see SeaJon II). During the year ended December 31, 2012, SeaJon entered into a $40.0 million bank term loan, secured by the articulated tug-barge and the assignment of its current charter. Upon funding, SeaJon distributed $20.0 million to each of its partners. The term loan requires monthly principal and interest payments and a balloon payment of $29.7 million due April 2017. The Company is a guarantor of its proportionate share of SeaJon's debt up to a maximum of $5.0 million.
SeaJon II. On October 1, 2014, the Company and Donjon Marine Co., Inc. formed SeaJon II LLC ("SeaJon II") to complete the reconstruction and own an offshore tug. During the year ended December 31, 2014, the Company and its partner each contributed capital of $0.6 million in cash and an interest in an offshore tug under construction valued at $5.4 million (see SeaJon).
Witt O'Brien's. On December 31, 2012, the Company contributed its interest in O'Brien's Response Management Inc. ("ORM") to Witt Group Holdings, LLC (the "ORM Transaction"), which was renamed Witt O'Brien's, LLC ("Witt O'Brien's"), in exchange for a 54.2% economic interest. Witt O'Brien's is a a global leader in preparedness, crisis management, and disaster response and recovery. As a result of the change in control, the Company recognized equity in losses of 50% or less owned companies of $9.7 million, net of tax, primarily related to the one-time recognition of deferred tax liabilities associated with the deconsolidation of non-deductible goodwill. On July 11, 2014, the Company acquired a controlling interest in Witt-O'Brien's through the acquisition of its partners 45.8% equity interest for $35.4 million (see Note 2). During the six months ended June 30, 2014, the Company received distributions of $0.4 million and dividends of $0.4 million from Witt O'Brien's. During the year ended December 31, 2013, the Company received dividends of $2.0 million from Witt O'Brien's. During the six months ended December 31, 2014 and the year ended December 31, 2013, the Company received management fees of $0.1 million and $0.3 million from Witt O'Brien's.
Hawker Pacific. Hawker Pacific Airservices, Limited (“Hawker Pacific”) is an aviation sales and support organization and a distributor of aviation components from leading manufacturers. During the year ended December 31, 2012, the Company advanced $3.3 million to Hawker Pacific at an interest rate of 10.0% per annum, which was repaid in December 2012. As of December 31, 2014, the Company had issued three letters of credit totaling $23.2 million in support of Hawker Pacific's credit facility and certain of its performance guarantees. Subsequent to December 31, 2014, one letter of credit for $8.7 million was canceled. During the year ended December 31, 2014, the Company received management fees of $0.5 million from Hawker Pacific.
Avion. Avion Pacific Limited (“Avion”) is a distributor of aircraft and aircraft related parts. During the years ended December 31, 2014 and 2012, the Company made advances of $3.0 million and $11.0 million, respectively, to Avion. During the years ended December 31, 2014, 2013 and 2012, the Company received repayments of $4.0 million, $1.0 million and $15.7 million, respectively, from Avion on these advances. As of December 31, 2014 and 2013, the Company had outstanding loans to Avion totaling $3.0 million and $4.0 million, respectively.
Illinois Corn Processing. The Company provided ICP with a $20.0 million revolving line of credit with a maturity in January 2013 subject to certain borrowing restrictions. During January 2012, the Company made net advances $0.3 million under the revolving line of credit. In January 2012, the Company and its partner each made a capital contribution of $0.5 million. On February 1, 2012, the Company obtained a controlling interest in ICP through its acquisition of a portion of its partner’s interest for $9.1 million in cash, following which the Company owned 70% (see Note 2). Upon the acquisition, the Company adjusted its investment in ICP to fair value resulting in the recognition of a gain of $6.0 million, net of tax, which is included in equity in earnings (losses) in 50% or less owned companies in the accompanying consolidated statements of income.
Cleancor. On August 20, 2013, the Company and Balfour Investors formed CLEANCOR Energy Solutions LLC ("Cleancor") a full service solution provider delivering clean fuel to end users. During the year ended December 31, 2014, the Company contributed capital of $4.8 million to Cleancor to fund its start-up operations and provide capital for future investments.
Other. The Company's other 50% or less owned companies are primarily industrial aviation businesses in Asia. During the year ended December 31, 2014 and 2013, the Company contributed capital and made advances of $1.7 million and $0.7 million, respectively, to these 50% or less owned companies. During the years ended December 31, 2014 and 2012, the Company received distributions of $0.1 million and $1.2 million, respectively, from these 50% or less owned companies.

4.	LEASES AND NOTES RECEIVABLE FROM THIRD PARTIES
From time to time, the Company engages in lending and leasing activities involving various types of equipment. The Company recognizes interest income as payments are due, typically monthly, and expenses all costs associated with its lending and leasing activities as incurred. These leases and notes receivable are typically collateralized by the underlying equipment and require scheduled lease payments or periodic principal and interest payments. As of December 31, 2014 and 2013, the outstanding balance of leases and notes receivable from third parties was $23.6 million and $14.5 million, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets. During the years ended December 31, 2014, 2013 and 2012, the Company made advances on notes receivable from third parties of $19.0 million, $20.5 million and $4.1 million, respectively, and received repayments on notes receivable from third parties of $10.0 million, $33.3 million and $36.8 million, respectively. During the years ended December 31, 2014, 2013 and 2012, the Company received net lease payments of $0.6 million, $3.6 million and $3.4 million, respectively, from third parties. As of December 31, 2014, none of the Company’s third party leases and notes receivable are past due or in default and the Company has made no provisions for credit losses.

5.	CONSTRUCTION RESERVE FUNDS
The Company has established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, construction reserve fund accounts subject to agreements with the Maritime Administration. In accordance with this statute, the Company is permitted to deposit proceeds from the sale of certain vessels into the construction reserve fund accounts and defer the taxable gains realized from the sale of those vessels. Qualified withdrawals from the construction reserve fund accounts are only permitted for the purpose of acquiring qualified U.S.-flag vessels as defined in the statue and approved by the Maritime Administration. To the extent that sales proceeds are reinvested in replacement vessels, the carryover depreciable tax basis of the vessels originally sold is attributed to the U.S.-flag vessels acquired using such qualified withdrawals. The construction reserve funds must be committed for expenditure within three years of the date of sale of the equipment, subject to two one-year extensions that can be granted at the discretion of the Maritime Administration, or be released for the Company’s general use as nonqualified withdrawals. For nonqualified withdrawals, the Company is obligated to pay taxes on the previously deferred gains at the prevailing statutory tax rate plus a 1.1% penalty tax and interest thereon for the period such taxes were deferred.
As of December 31, 2014 and 2013, the Company’s construction reserve funds of $268.4 million and $252.1 million, respectively, are classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Construction reserve fund transactions for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
Withdrawals	$(131,167)	$(65,493)	$(122,695)
Deposits	147,450	131,603	58,350
	$16,283	$66,110	$(64,345)

6.	LONG-TERM DEBT
The Company’s borrowings as of December 31 were as follows (in thousands):

	2014	2013
3.0% Convertible Notes (excluding unamortized discount of $42.2 million)	$230,000	$230,000
2.5% Convertible Notes (excluding unamortized discount of $31.2 million)	350,000	350,000
7.375% Senior Notes (excluding unamortized discount of $0.9 million)	233,500	233,500
Title XI Bonds (excluding unamortized discount of $8.7 million)	79,338	85,217
Other (excluding unamortized discount of $0.6 million)	73,633	80,563
	966,471	979,280
Portion due within one year	(48,499)	(45,323)
Debt discount, net	(83,589)	(99,839)
	$834,383	$834,118
The Company’s long-term debt maturities for the years ended December 31 are as follows (in thousands):

2015	$48,499
2016	14,198
2017	14,605
2018	14,906
2019	245,545
Years subsequent to 2019	628,718
$966,471
3.0% Convertible Senior Notes. On November 13, 2013, SEACOR completed the sale of $230.0 million aggregate principal amount of its 3.0% Convertible Senior Notes due November 15, 2028 (the “3.0% Convertible Senior Notes”). Interest on the 3.0% Convertible Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2014. Beginning November 15, 2020, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 3.0% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per $1,000 principal amount of the 3.0% Convertible Senior Notes. The amount of contingent interest payable for any such period will be equal to 0.45% per annum of such average trading price of the 3.0% Convertible Senior Notes. After March 31, 2014 and prior to August 15, 2028, the 3.0% Convertible Senior Notes are convertible into shares of Common Stock at the initial conversion rate ("Conversion Rate") of 7.9362 only if certain conditions are met. The Conversion Price for each note equals $1,000 divided by the Conversion Rate in effect. After August 15, 2028, holders may elect to convert at any time at the Conversion Price. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 1,825,326 shares as of December 31, 2014. After November 19, 2018, the 3.0% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On November 19, 2020 and November 20, 2023, the holders of the 3.0% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase. SEACOR incurred $6.3 million of net offering costs associated with the 3.0% Convertible Senior Notes sale for net proceeds of $223.7 million.

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
2.5% Convertible Senior Notes. On December 11, 2012, SEACOR completed the sale of $350.0 million aggregate principal amount of its 2.5% Convertible Senior Notes due December 15, 2024 (the “2.5% Convertible Senior Notes”). Interest on the 2.5% Convertible Senior Notes is payable semi-annually on June 15 and December 15 of each year. Beginning December 15, 2017, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 2.5% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per $1,000 principal amount of the 2.5% Convertible Senior Notes. The amount of contingent interest payable for any such period will be equal to 0.25% per annum of such average trading price of the 2.5% Convertible Senior Notes. Prior to September 15, 2017, the 2.5% Convertible Senior Notes are convertible into shares of Common Stock the conversion rate then in effect only if certain conditions are met. The Conversion Price for each note equals $1,000 divided by the Conversion Rate in effect. After September 15, 2017, holders may elect to convert at any time at the Conversion Price. On December 14, 2012, the Conversion Rate was adjusted to 9.2089 in connection with the Company's cash dividend of $5.00 per common share. On January 31, 2013, the Conversion Rate was adjusted to 12.0015 in connection with the Spin-off of Era Group from SEACOR (see Note 17). The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 4,200,525 shares as of December 31, 2014. After December 19, 2015 and prior to December 19, 2017, the 2.5% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus $55 per $1,000 bond, provided the trading price of the Common Stock for a defined period exceeds 130% of the Conversion Price. After December 19, 2017, the 2.5% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus $55 per $1,000 bond. On December 19, 2017 and December 19, 2022, the holders of the 2.5% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase. SEACOR incurred $9.4 million of net offering costs associated with the 2.5% Convertible Senior Notes sale for net proceeds of $340.6 million.
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

A percentage of earnings attributable to each of the Title XI tankers’ operations is required to be deposited into Title XI reserve fund bank accounts. Cash held in these accounts is invested as prescribed by Title XI financing agreements. Withdrawals from these accounts are permitted for limited purposes, subject to the prior approval of the U.S. Maritime Administration. As of December 31, 2014 and 2013, the Title XI reserve fund account balances were $9.6 million.
The Title XI financing agreements contain covenants restricting cash distributions subject to certain financial tests. Failure to meet these financial tests, among other things, restricts Title XI companies from (1) distributing capital; (2) paying dividends; (3) increasing employee compensation and paying other indebtedness; (4) incurring additional indebtedness; (5) making investments and (6) acquiring fixed assets. Cash distributions (as defined in the Title XI financing agreements) from a Title XI company are prohibited until such company achieves certain levels of working capital. As of December 31, 2014 and 2013, the Title XI companies held $16.1 million and $12.2 million, respectively, in restricted cash that was limited in use for the operation of the tankers and cannot be used to fund the Company’s general working capital requirements. As of December 31, 2014, the Title XI companies had net assets of $57.5 million.
In the event of default (as defined in the Title XI financing agreements), all of the Title XI tankers, in addition to the assignment of earnings relating to those vessels and the funds on deposit in the Title XI reserve fund accounts, serve as collateral for the repayment of the Title XI Bonds. The aggregate net book value as of December 31, 2014 of the Title XI tankers was $108.0 million.
SEACOR Revolving Credit Facility. On August 9, 2013, the Company terminated its unsecured revolving credit facility that was scheduled to mature in November 2013. During the year ended December 31, 2013, the Company made net repayments of $175.0 million on the revolving credit facility. During the year ended December 31, 2012, the Company made no borrowings or repayments on the revolving credit facility.
Other. The Company has various other obligations including ship, equipment and facility mortgages, working capital lines and short term financing for certain agriculture commodity trading and logistics’ inventories. These obligations have maturities ranging from several days through August 2023, have interest rates ranging from 1.1% to 4.8% as of December 31, 2014, and require periodic payments of interest and principal. During the years ended December 31, 2014, 2013 and 2012, proceeds from the issuance of other debt was $26.9 million, $1.5 million and $6.7 million, respectively. During the years ended December 31, 2014, 2013 and 2012, repayments on other debt was $33.8 million, $9.7 million and $24.5 million, respectively.
As of December 31, 2014, the Company had outstanding letters of credit totaling $40.4 million with various expiration dates through 2018, including three totaling $23.2 million issued for the benefit of one of the Company's 50% or less owned companies (see Note 3). The letters of credit were issued in support of the 50% or less owned company's credit facility and certain performance guarantees. Subsequent to December 31, 2014, one letter of credit for $8.7 million was canceled.

7.	INCOME TAXES
Income from continuing operations before income tax expense (benefit) and equity in earnings (losses) of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
United States	$160,782	$71,669	$82,383
Foreign	(5,409)	(7,596)	(176)
Eliminations and other	7,862	3,559	(27,635)
	$163,235	$67,632	$54,572
As of December 31, 2014, cumulative undistributed net earnings of foreign subsidiaries included in the Company’s consolidated retained earnings were $122.2 million.

The Company files a consolidated U.S. federal tax return. The components of income tax expense (benefit) for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
Current:
State	$5,526	$1,723	$3,604
Federal	56,675	6,311	36,057
Foreign	10,060	8,142	7,921
	72,261	16,176	47,582
Deferred:
State	196	(985)	(40)
Federal	(17,222)	11,532	(23,572)
Foreign	(38)	24	211
	(17,064)	10,571	(23,401)
	$55,197	$26,747	$24,181
The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the years ended December 31:

	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
Non-deductible expenses	0.5%	0.4%	6.1%
Noncontrolling interests	(5.3)%	(0.5)%	0.6%
Reversal of valuation allowance on foreign tax credit carryforwards	—%	—%	(5.5)%
Losses of foreign subsidiaries not benefited	1.2%	5.1%	4.2%
State taxes	2.3%	0.2%	4.2%
Other	0.1%	(0.6)%	(0.3)%
	33.8%	39.6%	44.3%
During the year ended December 31, 2012, the effective rate associated with non-deductible expenses was primarily attributable to the Company's acceleration into 2012 of restricted stock originally scheduled to vest in 2013 and 2014.
During the year ended December 31, 2012, the Company utilized all available foreign tax credit carryforwards and reversed a previously established valuation allowance of $3.1 million. As of December 31, 2012, the Company had no remaining foreign tax credit carryforwards.
The Company records an additional income tax benefit or expense based on the difference between the fair market value of share awards at the time of grant and the fair market value at the time of vesting or exercise. For the years ended December 31, 2014, 2013 and 2012, an additional net income tax benefit was recorded in stockholders’ equity of $1.1 million, $1.4 million and $2.0 million, respectively.
During the year ended December 31, 2013, the Company provided for income taxes of $10.1 million relating to potential tax exposures surrounding the Spin-off of Era Group. As of December 31, 2014, the Company had combined unrecognized tax benefits on these potential tax exposures and associated accrued interest of $10.5 million, which is included in deferred gains and other liabilities in the accompanying consolidated balance sheets. If recognized, the unrecognized tax benefits would affect the effective tax rate in future periods. It is not expected that the unrecognized tax benefits will change in the next twelve months; however, changes may be recorded in future periods as the result of settlement by audit or the expiration of the statute of limitations. As of December 31, 2014, an estimate of the range of the reasonably possible outcomes cannot be made.

The components of the net deferred income tax liabilities for the years ended December 31 were as follows (in thousands):

	2014	2013
Deferred tax liabilities:
Property and Equipment	$316,269	$343,411
Long-term Debt	58,542	56,587
Unremitted earnings of foreign subsidiaries	38,633	40,321
Investments in 50% or Less Owned Companies	18,458	23,573
Gains on marketable securities	11,082	2,064
Intangible assets	7,922	1,711
Deductible goodwill	5,595	3,501
Other	4,302	1,774
Total deferred tax liabilities	460,803	472,942
Deferred tax assets:
Share award plans	11,081	8,347
Other	11,852	13,662
Total deferred tax assets	22,933	22,009
Valuation allowance	(4,906)	(6,778)
Net deferred tax assets	18,027	15,231
Net deferred tax liabilities	$442,776	$457,711
During the year ended December 31, 2014, the Company decreased its valuation allowance primarily for state net operating loss carryforwards from $6.8 million to $4.9 million.

8.	FAIR VALUE MEASUREMENTS
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

The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2014
ASSETS
Marketable securities(1)	$58,004	$—	$—
Derivative instruments (included in other receivables)	2,277	6,205	—
Construction reserve funds and Title XI reserve funds	278,022	—	—
LIABILITIES
Short sales of marketable securities	7,339	—	—
Derivative instruments (included in other current liabilities)	2,834	752	—
2013
ASSETS
Marketable securities(1)	$24,292	$—	$—
Derivative instruments (included in other receivables)	185	6,072	—
Construction reserve funds and Title XI reserve funds	261,739	—	—
LIABILITIES
Short sales of marketable securities	10,697	—	—
Derivative instruments (included in other current liabilities)	1,511	1,828	—
______________________

(1)
Marketable security gains, net include gains of $27.8 million, gains of $6.5 million and losses of $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to marketable security positions held by the Company as of December 31, 2014. Marketable security gains, net include gains of $5.8 million and losses of $0.7 million for the years ended December 31, 2013 and 2012, respectively, related to marketable security positions held by the Company as of December 31, 2013.

The estimated fair value of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
2014
ASSETS
Cash, cash equivalents and restricted cash	$450,618	$450,618	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	10,442	see below
Notes receivable from third parties (included in other receivables and other assets)	23,250	see below
LIABILITIES
Long-term debt, including current portion(1)	882,882	—	990,146	—
2013
ASSETS
Cash, cash equivalents and restricted cash	539,610	539,610	—	—
Investments, at cost, in 50% or less owned companies (included in other assets)	9,315	see below
Notes receivable from third parties (included in other receivables and other assets)	13,544	see below
LIABILITIES
Long-term debt, including current portion(1)	879,441	—	1,094,193	—
______________________

(1)	The estimated fair value includes the conversion option on the Company's 2.5% and 3.0% Convertible Notes.
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

The Company’s non-financial assets and liabilities that were measured at fair value during the years ended December 31 were as follows (in thousands):

	Level 1	Level 2	Level 3
2014
ASSETS
Long-lived assets(1)	$—	$11,700	$—
Investment in Witt O'Brien's(2)	—	50,569	—
2013
ASSETS
Long-lived assets under construction(3)	$17,494	$—	$—
Investment in C-Lift(4)	—	13,290	—
Contribution of non-cash consideration to Dorian(5)	—	14,989	—
Investment in Zhuhai SEACOR/Avion Logistics Company Limited (included in Investments, at Equity, and Advances to 50% or Less Owned Companies)(6)	—	924	—
______________________

(1)
During the year ended December 31, 2014, the Company recognized impairment charges of $4.4 million related to two aircraft and certain tangible and intangible assets in Brazil and $3.3 million related to one of its 50% or less owned companies following the adjustment of their carrying value to fair value.

(2)
During the year ended December 31, 2014, the Company marked its equity investment in Witt O'Brien's to fair value following its acquisition of a controlling interest (see Note 2). The investment's fair value was determined based on the Company's purchase price of the acquired interest.

(3)
During the year ended December 31, 2013, the Company recognized impairment charges of $3.0 million related to two of Shipping Services' harbor tugs while under construction, which were sold and leased back upon their completion (see Note 2).

(4)
During the year ended December 31, 2013, the Company marked its equity investment in C-Lift to fair value following its acquisition of a controlling interest (see Note 2). The investment's fair value was determined based on the Company's purchase price of the acquired interest.

(5)
During the year ended December 31, 2013, the Company marked to fair value the non-cash consideration contributed to Dorian in exchange for an equity investment (see Note 3). The fair value was determined based on the value of the equity investment the Company received.

(6)
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

9.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying consolidated balance sheets. The fair values of the Company’s derivative instruments as of December 31 were as follows (in thousands):

	2014		2013
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives not designated as hedging instruments:
Options on equities and equity indices	$—	$65	$224	$7
Forward currency exchange, option and future contracts	1	218	349	213
Interest rate swap agreements	—	499	—	1,615
Commodity swap, option and future contracts:
Exchange traded	2,277	2,768	185	1,504
Non-exchange traded	6,204	36	5,499	—
	$8,482	$3,586	$6,257	$3,339

Cash Flow Hedges. As of December 31, 2014 and 2013, the Company held no interest rate swap agreements designated as cash flow hedges. As of December 31, 2014, SCFCo had two interest rate swap agreements with maturities in 2015 that have been designated as cash flow hedges. These instruments call for this company to pay fixed rates of interest ranging from 1.53% to 1.62% on the aggregate amortized notional value of $16.9 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. As of December 31, 2014, SeaJon had an interest rate swap agreement maturing in 2017 that has been designated as a cash flow hedge. The instrument calls for this company to pay a fixed interest rate of 2.79% on the amortized notional value of $35.0 million and receive a variable interest rate based on LIBOR on the amortized notional value. As of December 31, 2014, Sea-Cat Crewzer and Sea-Cat Crewzer II entered into interest rate swap agreements designated as cash flow hedges that mature in 2019. The first instrument calls for Sea-Cat Crewzer to pay a fixed rate of interest of 1.52% on the amortized notional value of $24.8 million and receive a variable interest rate based on LIBOR on the amortized notional value. The second instrument calls for Sea-Cat Crewzer II to pay a fixed rate of interest of 1.52% on the amortized notional value of $28.0 million and receive a variable interest rate based on LIBOR on the amortized notional value. By entering into these interest rate swap agreements, the Company's 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.
The Company recognized gains (losses) on derivative instruments designated as cash flow hedges for the years December 31 as follows (in thousands):

	Other comprehensive income (loss)
	2014	2013	2012
Interest rate swap agreements, effective portion	$(140)	$109	$(1,710)
Reclassification of derivative losses to interest expense or equity in earnings (losses) of 50% or less owned companies	511	622	2,724
Reclassification of net derivative losses on cash flow hedges to derivative losses, net upon dedesignation	—	—	3,272
	$371	$731	$4,286

	Derivative gains (losses), net
	2014	2013	2012
Interest rate swap agreements, ineffective portion	$—	$—	$(58)
Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2014	2013	2012
Options on equities and equity indices	$38	$(5,270)	$(680)
Forward currency exchange, option and future contracts	(183)	(451)	837
Interest rate swap agreements	(176)	(37)	(3,778)
Commodity swap, option and future contracts:
Exchange traded	(4,250)	(3,915)	(1,020)
Non-exchange traded	669	1,350	1,887
	$(3,902)	$(8,323)	$(2,754)
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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of December 31, 2014, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $4.2 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.

The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of December 31, 2014, the interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•
The Company has an interest rate swap agreement that matures in 2018 and calls for the Company to pay fixed interest rates of 3.00% on an amortized notional value of $9.4 million and receive a variable interest rate based on Euribor on this amortized notional values.

•
Dynamic Offshore has an interest rate swap agreement maturing in 2018 that calls for this company to pay a fixed interest rate of 1.30% on the amortized notional value of $93.4 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
OSV Partners has two interest rate swap agreements maturing in 2020 that call for this company to pay fixed interest rates ranging from 1.89% to 2.27% on the aggregate amortized notional value of $39.3 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
MexMar has four interest rate swap agreements with maturities ranging from 2020 to 2021 that call for this company to pay fixed interest rates ranging from 1.17% to 1.95% on the aggregate amortized notional value of $60.1 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Sea-Cat Crewzer has an interest rate swap agreement maturing in 2015 that was dedesignated as a cash flow hedge in July 2014. This instrument calls for this company to pay a fixed interest rate of 1.48% on the amortized notional value of $15.4 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Dorian has six interest rate swap agreements with maturities ranging from 2018 to 2020 that call for this company to pay fixed rates of interest ranging from 2.96% to 5.40% on the aggregate amortized notional value of $121.3 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. ICP enters into exchange traded positions (primarily corn) to protect its raw material and finished goods inventory balances from market changes. In the Company’s agricultural business, fixed price future purchase and sale contracts for sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sale contracts as well as its inventory balances from market changes. As of December 31, 2014, the net market exposure to corn and sugar under these contracts was not material. From time to time, the Company also enters into exchange traded positions (primarily natural gas, heating oil, crude oil, gasoline, corn and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s Offshore Marine Services, Inland River Services and Shipping Services businesses. As of December 31, 2014, none of these types of positions were outstanding.

10.	COMMON STOCK
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the years ended December 31, 2014, and 2012, the Company acquired for treasury 2,531,324 and 1,377,798 shares of Common Stock, respectively, for an aggregate purchase price of $195.3 million and $119.6 million, respectively. During the year ended December 31, 2013, the Company acquired no shares of Common Stock for treasury. As of December 31, 2014, SEACOR had authorization to repurchase $150.0 million of Common Stock. In addition, during the year ended December 31, 2014, the Company acquired for treasury 26,792 shares of Common Stock for an aggregate purchase price of $2.0 million upon the exercise of certain stock options by the Company's Executive Chairman. These shares were purchased in accordance with the terms of the Company's Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR's Board of Directors.
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

11.	NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company's consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests			December 31, 2014	December 31, 2013
Offshore Marine Services:
Windcat Workboats	25%			$7,527	$7,541
Other	1.8%	–	33.3%	1,323	1,600
Inland River Services:
Other	3.0%	–	51.8%	1,088	2,612
Shipping Services:
Sea-Vista	49%			89,680	—
Illinois Corn Processing	30%			16,397	10,894
Other	5.0%	–	18.9%	1,978	1,929
				$117,993	$24,576
Windcat Workboats. Windcat Workboats Holdings Ltd. (“Windcat Workboats”) owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. As of December 31, 2014 and 2013, the net assets of Windcat Workboats were $30.1 million and $30.2 million, respectively. During the year ended December 31, 2014, the net income of Windcat Workboats was $1.9 million, of which $0.5 million was attributable to noncontrolling interests. During the year ended December 31, 2013, the net loss of Windcat Workboats was $0.9 million, of which $0.2 million was attributable to noncontrolling interests. During the year ended December 31, 2012, the net income of Windcat Workboats was $0.3 million, of which $0.1 million was attributable to noncontrolling interests.
SEA-Vista. On May 2, 2014, the Company issued a 49% noncontrolling interest to a financial investor in SEA-Vista, which owns and operates the Company's fleet of U.S.-flag product tankers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products, for $145.7 million net of $3.2 million in issue costs. SEA-Vista also holds the Company's contracts for the construction of three 50,000 DWT (deadweight tonnage) product tankers with expected deliveries in May 2016, October 2016 and March 2017, as well as its Title XI bonds payable and reserve funds and certain other working capital. The Company has evaluated the noncontrolling interest's protective rights in SEA-Vista, its ownership interest, and the underlying terms and conditions that govern SEA-Vista's operations and determined that the Company controls SEA-Vista. As a result, the Company has consolidated the financial position, operating results and cash flows of SEA-Vista. As of December 31, 2014, the net assets of SEA-Vista were $183.0 million. From May 2, 2014 through December 31, 2014, the net income of SEA-Vista was $25.1 million, of which $12.3 million was attributable to noncontrolling interests.
Illinois Corn Processing. ICP owns and operates an alcohol manufacturing, storage and distribution facility located in Pekin, IL. As of December 31, 2014 and 2013, the net assets of ICP were $59.0 million and $38.7 million, respectively. During the year ended December 31, 2014, the net income of ICP was $38.4 million, of which $10.3 million was attributable to noncontrolling interests. During the year ended December 31, 2013, the net loss of ICP was $2.1 million, of which $1.3 million was attributable to noncontrolling interests. During the year ended December 31, 2012, the net loss of ICP was $3.4 million, of which $1.0 million was attributable to noncontrolling interests.
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
Inland River Services. During the year ended December 31, 2014, the Company acquired the noncontrolling interest in one of its Inland River Services partnerships for $3.1 million ($2.1 million in cash and $1.0 million through the distribution of an inland river towboat to the noncontrolling interest holder).

12.	SAVINGS AND MULTI-EMPLOYER PENSION PLANS
SEACOR Savings Plan. The Company provides a defined contribution plan (the “Savings Plan”) for its eligible U.S.-based employees. The Company’s contribution to the Savings Plan is limited to 50% of an employee’s first 6% of wages invested in the Savings Plan and is subject to annual review by the Board of Directors of SEACOR. The Company’s Savings Plan costs were $2.4 million, $2.2 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, including discontinued operations.
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
Participants may receive a distribution of deferred amounts, plus any earnings thereon (or less any losses), on a date specified by the participant or, if earlier, upon a separation from service or upon a change of control (as defined). All distributions to participants following a separation from service shall be in the form of a lump sum, except if such separation qualifies as “retirement” under the terms of the plan, in which case it may be paid in installments if previously elected by the participant. Distributions to “Key Employees” upon a separation from service (other than due to death) will not commence until at least 6 months after the separation from service. Participants are always 100% vested in the amounts they contribute to their Deferred Compensation Plan accounts. The Company, at its option, may contribute amounts to participants’ accounts, which may be subject to vesting requirements.
The obligations of the Company to pay deferred compensation under the Deferred Compensation Plan are general unsecured obligations of the Company and rank equally with other unsecured indebtedness of the Company that is outstanding from time to time. As of December 31, 2014 and 2013, the Company had obligations of $0.2 million and $0.6 million, respectively, related to the Deferred Compensation Plan that are included in the accompanying consolidated balance sheets as deferred gains and other liabilities. The total amount of the Company’s obligation under the Deferred Compensation Plan will vary depending upon the level of participation by participants and the amount of compensation that participants elect to defer under the plan. The duration of the Deferred Compensation Plan is indefinite (subject to the Board of Directors’ discretion to amend or terminate the plan).
MNOPF and MNRPF. Certain subsidiaries of the Company are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”) and the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF and MNRPF began with SEACOR’s acquisition of the Stirling group of companies in 2001 and relates to the current and former employment of certain officers and ratings by the Company and/or Stirling’s predecessors from 1978 through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received.
Under the direction of a court order, any funding deficit of the MNOPF is to be remedied through funding contributions from all participating current and former employers. Prior to 2012, the Company was invoiced and expensed $16.7 million for its allocated share of the then cumulative funding deficits, including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. During the year ended December 31, 2013, the Company was invoiced and expensed $2.7 million for its allocated share of an additional funding deficit based on an actuarial valuation of the MNOPF in 2012.
The cumulative funding deficits of the MNRPF are currently being recovered by additional annual contributions from current employers that are subject to adjustment following the results of future tri-annual actuarial valuations. Prior to 2012, the Company was invoiced and expensed $0.4 million for its allocated share of the then cumulative funding deficits. During 2013, the MNRPF’s trustee has proposed a new deficit contribution scheme, which is pending court approval, whereby any funding deficit of the MNRPF is to be remedied through funding contributions from all participating current and former employers in a manner similar to the operation of the MNOPF. Based on an actuarial valuation in 2014, the potential cumulative funding deficit of the MNRPF was $506.3 million (£325.0 million). If the court approves the new proposed contribution scheme, the MNRPF’s trustee estimates the Company’s allocated share of the cumulative funding deficit to be $6.5 million (£4.2 million), including portions deemed uncollectible due to the non-existence or liquidation of certain former employers.
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

Under federal pension law, the AMOPP was deemed in critical status for the 2009 and 2010 plan years. The AMOPP was frozen in January 2010 and a ten year rehabilitation plan was adopted by the AMOPP trustees in February 2010 whereby benefit changes and increased contributions by participating employers were expected to improve the funded status of the AMOPP. The AMOPP was replaced by the AMO 401(k) Plan. On December 28, 2012, the AMOPP was elevated to endangered status primarily as a result of favorable investment performance and the rehabilitation plan adopted by the AMOPP trustees. Based on an actuarial valuation performed as of September 30, 2013, the latest period for which an actuarial valuation is available, if the Company chose to fully withdraw from the AMOPP at that time, its withdrawal liability would have been $46.5 million. That liability may change in future years based on various factors, primarily employee census. As of December 31, 2014, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
The SPP was neither in endangered or critical status for the 2013 plan year, the latest period for which a report is available, as the SPP was fully funded.
In accordance with collective bargaining agreements between the Company and the American Maritime Officers (“AMO”), the latest of which expires on August 31, 2016, and the Seafarers International Union (“SIU”), the latest of which expires on September 30, 2017, the Company makes periodic contributions to the AMOPP, SPP and AMO 401(k) Plan. The contributions to these plans are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of income. During the years ended December 31, 2014, 2013 and 2012, the Company made contributions of $1.1 million, $0.9 million and $0.9 million, respectively, to the AMOPP and $1.5 million, $1.5 million and $1.3 million, respectively to the SPP. During the years ended December 31, 2014, 2013 and 2012, none of the Company’s contributions to the AMOPP or the SPP exceeded 5% of total contributions to the plans and the Company did not pay any material surcharges. As of December 31, 2014, there is no required minimum future contribution to the AMOPP or the SPP. The Company’s obligations for future contributions are based upon the number of employees subject to the collective bargaining agreements, their rates of pay and the number of days worked.
Other Plans. Certain employees participate in other defined contribution plans in the United States and various international regions including the United Kingdom and Singapore. During the years ended December 31, 2014, 2013 and 2012, the Company incurred costs of $0.7 million, $0.5 million and $0.4 million, respectively, in the aggregate related to these plans, primarily from employer matching contributions.

13.	SHARE BASED COMPENSATION
Share Incentive Plans. SEACOR’s stockholders approved the 2014 Share Incentive Plan to provide for the grant of options to purchase shares of Common Stock, stock appreciation rights, restricted stock, stock awards, performance awards and restricted stock units to non-employee directors, key officers and employees of the Company. The 2014 Share Incentive Plan superseded the 2007 Share Incentive Plan, the 2003 Non-Employee Director Share Incentive Plan and the 2003 Share Incentive Plan (collectively including all predecessor plans, the “Share Incentive Plans”). The Compensation Committee of the Board of Directors administers the Share Incentive Plans. A total of 6,650,000 shares of Common Stock have been authorized for grant under the Share Incentive Plans. All shares issued pursuant to such grants are newly issued shares of Common Stock. The exercise price per share of options granted cannot be less than 100% of the fair market value of Common Stock at the date of grant under the Share Incentive Plans. Grants to date have been limited to stock awards, restricted stock, restricted stock units and options to purchase shares of Common Stock.
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
Share Award Transactions. The following transactions have occurred in connection with the Company’s share based compensation plans during the years ended December 31:

	2014	2013	2012
Restricted stock awards granted	150,145	148,300	134,600
Restricted stock awards forfeited	(1,325)	(18,000)	(2,120)
Director stock awards granted	2,625	2,500	4,000
Restricted Stock Unit Activities:
Outstanding as of the beginning of year	—	—	1,130
Granted	—	—	—
Converted to shares	—	—	(1,130)
Outstanding as of the end of year	—	—	—
Shares released from Deferred Compensation Plan	(216)	(1,692)	—
Stock Option Activities:
Outstanding as of the beginning of year	1,481,280	1,281,821	1,272,192
Granted(1)	199,100	529,912	173,700
Exercised	(133,872)	(328,077)	(149,781)
Forfeited	—	(800)	—
Expired	—	(1,576)	(14,290)
Outstanding as of the end of year	1,546,508	1,481,280	1,281,821
Employee Stock Purchase Plan shares issued	30,622	31,586	39,980
Shares available for issuance under Share Incentive and Employee Stock Purchase Plans as of the end of year	1,127,328	508,495	1,200,417
______________________

(1)
During the year ended December 31, 2013, the Company granted 318,012 stock options to existing option holders, net of share award settlements for Era Group employees and directors, under make-whole provisions upon the Spin-off of Era Group.

During the years ended December 31, 2014, 2013 and 2012, the Company recognized $15.3 million, $14.5 million and $33.3 million, respectively, of compensation expense related to stock awards, stock options, employee stock purchase plan purchases, restricted stock and restricted stock units (collectively referred to as “share awards”). As of December 31, 2014, the Company had approximately $31.2 million in total unrecognized compensation costs of which $11.4 million and $8.5 million are expected to be recognized in 2015 and 2016, respectively, with the remaining balance recognized through 2019.
The weighted average values of grants under the Company’s Share Incentive Plans were $53.03, $43.74 and $58.22 for the years ended December 31, 2014, 2013 and 2012, respectively. The fair value of each option granted during the years ended December 31, 2014, 2013 and 2012 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 29.4%, 30.5% and 31.0%, respectively, (c) weighted average discount rates of 1.85%, 1.53% and 0.81%, respectively, and (d) expected lives of 5.92 years, 5.96 years and 5.91 years, respectively.

During the year ended December 31, 2014, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Price
Nonvested as of December 31, 2013(1)	302,370	$70.61
Granted	150,145	$88.60
Vested	(52,730)	$69.98
Forfeited	(1,325)	$75.07
Nonvested as of December 31, 2014	398,460	$77.46
______________________

(1)
During the year ended December 31, 2013, the weighted average grant prices of restricted stock outstanding at the time of the Spin-off were reduced based on a ratio of the relative market value of the Company's share price immediately prior to and after the effective date of the Spin-off.

During the years ended December 31, 2014, 2013 and 2012, the total grant date fair value of restricted stock and restricted stock units that vested was $3.7 million, $3.7 million and $38.1 million, respectively. During the year ended December 31, 2013, the Company recognized additional compensation expense of $3.3 million as a consequence of a partial acceleration of the vesting of restricted stock upon the Company's restricted stockholders receiving one fully vested Era share for each SEACOR restricted share held on the effective date of the Spin-off by means of a dividend. During the year ended December 31, 2012, the Company accelerated the vesting date for all restricted stock and restricted stock units that were scheduled to vest in 2013 and 2014 into 2012 resulting in additional compensation expense of $12.2 million, including discontinued operations.
During the year ended December 31, 2014, the number of shares, the weighted average grant date fair value and the weighted average exercise price on stock option transactions were as follows:

	Nonvested Options		Vested/Exercisable Options		Total Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, as of December 31, 2013(1)	651,606	$23.36	829,674	$50.42	1,481,280	$57.95
Granted	199,100	$25.84	—		199,100	$80.69
Vested	(245,095)	$22.53	245,095	$62.96	—	$—
Exercised	—	$—	(133,872)	$44.49	(133,872)	$44.49
Outstanding, as of December 31, 2014	605,611	$24.51	940,897	$54.53	1,546,508	$62.04
______________________

(1)
During the year ended December 31, 2013, the weighted average grant date fair values and weighted average exercise prices of stock options outstanding at the time of the Spin-off were reduced based on a ratio of the relative market value of the Company's share price immediately prior to and after the effective date of the Spin-off.

During the years ended December 31, 2014, 2013 and 2012, the aggregate intrinsic value of exercised stock options was $5.1 million, $10.5 million and $7.0 million, respectively. As of December 31, 2014, the weighted average remaining contractual term for total outstanding stock options and vested/exercisable stock options was 5.59 and 4.18 years, respectively. As of December 31, 2014, the aggregate intrinsic value of all options outstanding and all vested/exercisable options outstanding was $21.3 million and $18.6 million, respectively.
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
The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Companies controlled by Mr. Fabrikant,the Executive Chairman of SEACOR, and trusts for the benefit of Mr. Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. In the years ended December 31, 2014, 2013 and 2012, Mr. Fabrikant and his affiliates earned $1.7 million, $0.9 million and $0.8 million, respectively, of net barge pool results (after payment of $0.2 million, $0.2 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2014 and 2013, the Company owed Mr. Fabrikant and his affiliates $1.1 million and $0.6 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates participate in the barge pools on the same terms and conditions as other pool participants who are unrelated to the Company.
ICP manufactures and sells certain non-ethanol alcohol finished goods to the noncontrolling interest partner in ICP. During the year ended December 31, 2012, the noncontrolling interest partner operated under a marketing agreement with ICP for non-ethanol alcohol production, which expired on January 1, 2013. During the year ended December 31, 2013, ICP continued to sell non-ethanol alcohol finished goods to the noncontrolling interest partner for resale purposes and also independently sold non-ethanol alcohol finished goods directly to unrelated third party customers. During the years ended December 31, 2014, 2013 and 2012, the Company sold $36.3 million, $6.6 million and $44.8 million, respectively to the noncontrolling interest partner. As of December 31, 2014 and 2013, ICP had accounts receivable of $3.3 million and $1.8 million from the noncontrolling interest partner. The noncontrolling interest partner has payment terms comparable to other ICP customers purchasing the same types of non-ethanol alcohol finished goods.
In December 2014 and January 2015, Charles Fabrikant, Oivind Lorentzen and John Gellert invested in newly formed limited liability companies that acquired limited partnership interests in SEACOR OSV Partners I LP (“OSV”) from two limited partners of OSV that are not affiliated with the Company and wished to dispose of their interests. Messrs. Fabrikant, Lorentzen and Gellert each invested $0.2 million in the aggregate in the newly formed limited liability companies and are committed to contribute additional capital to such company if OSV calls capital from its limited partners. The additional amounts Messrs. Fabrikant, Lorentzen and Gellert are committed to contribute are not material. The aggregate interests of OSV acquired indirectly by Messrs. Fabrikant, Lorentzen and Gellert represents 1.7% of the limited partnership interests of OSV. Certain subsidiaries of SEACOR own 30.4% of OSV’s limited partnership interests and the balance of such interests are owned by unaffiliated third parties. The general partner of OSV is a joint venture managed by a subsidiary of SEACOR and an unaffiliated third party.
Mr. Fabrikant is also a director of Diamond Offshore Drilling, Inc. (“Diamond”), which is also a customer of the Company. The total amount earned from business conducted with Diamond did not exceed $5.0 million in any of the years ended December 31, 2014, 2013 and 2012.
Messrs. Fabrikant and Lorentzen are also directors of Era Group, which is also a customer of the Company. Furthermore, following the Spin-Off, the Company has provided certain transition services to Era Group. The total amount earned from business conducted with Era, including transition services provided, did not exceed $5.0 million during the years ended December 31, 2014 and 2013.

15.	COMMITMENTS AND CONTINGENCIES
As of December 31, 2014, the Company's unfunded capital commitments were $490.7 million and included: $184.4 million for 18 offshore support vessels; $1.6 million for two 30,000 barrel inland river liquid tank barges; $3.2 million for four inland river towboats; $230.1 million for three U.S.-flag product tankers; $56.3 million for one U.S.-flag articulated tug-barge; and $15.1 million for other equipment and improvements. Of these commitments, $247.3 million is payable during 2015; $204.0 million is payable during 2016; $34.0 million is payable during 2017; and $5.4 million is payable during 2018. Subsequent to December 31, 2014, the Company committed to purchase eight 10,000 barrel inland river liquid tank barges and other equipment for $15.1 million.
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by ORM during the Deepwater Horizon oil spill response and clean-up in the U.S. Gulf of Mexico. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig "Deepwater Horizon", MDL No. 2179 filed in the U.S. District Court for the Eastern District of Louisiana ("MDL"). The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action and pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL, discussed further below. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
On December 15, 2010, NRC, a subsidiary of the Company prior to the SES Business Transaction, and ORM were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The "B3" master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. On July 17, 2014, the Court issued a pretrial order that established a protocol for disclosures clarifying the basis for the “B3” claims asserted against the Clean-Up Responder Defendants, including ORM and NRC, in the MDL. Under this protocol, Plaintiffs who satisfy certain criteria and believe they have specific evidence in support of their claims, including that any Clean-Up Responder Defendant(s) failed to act pursuant to the authority and direction of the federal government in conducting Deepwater Horizon oil spill remediation and clean-up operations, must submit a sworn statement or face dismissal. Plaintiffs’ deadline to serve such sworn statements in support of their claims was September 22, 2014, with the exception of several Plaintiffs who were granted an extension until October 10, 2014. On November 14, 2014, the Clean-Up Responder Defendants and the Plaintiffs’ Steering Committee in the MDL submitted a joint report to the Court regarding claimants’ compliance with the pretrial order.  In this joint report, the parties (i) explained how they complied with the notice requirements of Court’s July 17, 2014 pretrial order, (ii) noted that they had received 102 sworn statements in connection with this pretrial order, and (iii) provided the Court with an assessment of the sworn statements received. Procedures and next steps in connection with the “B3” claims will now be addressed by the Court. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Subsequent to the filing of the referenced master complaint, ten additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. By court order, all of these additional individuals' cases have been stayed until further notice. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 13, 2011, the Company was named as a defendant in Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), an action in which plaintiff, a former employee, alleges sustaining personal injuries in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case is subject to the MDL Court’s stay of individual proceedings, the employee moved to sever his case from the MDL on July 16, 2012, which the Court denied on March 5, 2013. The employee filed a motion asking the Court to reconsider, which was denied on May 3, 2013, and the employee filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) on May 22, 2013. On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction, which was granted on August 16, 2013. The same company employee has also brought a claim in the M/V Seacor Vanguard vessel’s limitation action in the MDL which relates to any actions that may have been taken by vessels owned by the Company to extinguish the fire. On October 20, 2014, the Company moved for summary judgment, seeking dismissal with prejudice of all of the Company employee’s claims in the MDL in light of the Court’s prior rulings. This motion is still pending decision. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that sought to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.), which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation ("Cameron"), Halliburton Energy Services, Inc., and M-I L.L.C. ("M-I") also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. Transocean's limitation action, and thus the remainder of the aforementioned cross-claims, remains pending, although the Court has found Cameron and M-I to be not liable in connection with the Deepwater Horizon incident and resultant oil spill and dismissed these parties from the MDL. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company ("BP America") (collectively "BP") and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP. The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012. A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages Class Action Settlement ("E&P Settlement") on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement ("Medical Settlement") on January 11, 2013. Both class action settlements were appealed to the Fifth Circuit. The Fifth Circuit affirmed the MDL Court's decision concerning the E&P Settlement on January 10, 2014, and also affirmed the MDL Court's decision concerning the interpretation of the E&P Settlement with respect to business economic loss claims on March 3, 2014. The appeal of the Medical Settlement, on the other hand, was voluntarily dismissed and the Medical Settlement became effective on February 12, 2014. The deadline for bringing a claim to the Medical Benefits Claims Administrator is one year from the effective date of the Settlement. Although neither the Company, ORM, nor NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, barring any further successful appeal, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the Company's and ORM's potential exposure, if any, from some of the pending actions described above, and continues to evaluate the settlements' impacts on these cases. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
ORM is defending against one collective action lawsuit, which asserts failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon oil spill response under the Fair Labor Standards Act (“FLSA”). This case, Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”), was brought on behalf of certain individuals who worked on the Deepwater Horizon oil spill response and who were classified as independent contractors. On February 19, 2015, the parties reached a full and final settlement agreement with respect to all of the Plaintiffs’ claims for an undisclosed immaterial amount. The parties intend to file related documents with the Court to have the matter dismissed with prejudice in its entirety.
In a related action, Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”), which was also filed in the United States District Court for the Eastern District of Louisiana and in which plaintiffs alleged claims similar to those alleged in the Himmerite Action, the parties reached a full and final settlement agreement on November 6, 2014 with respect to all of the Plaintiffs’ claims for an undisclosed amount. On November 19, 2014, the Court approved the parties’ settlement and dismissed the Prejean Action with prejudice in its entirety.
In a third related action, Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”), which was also filed in the United States District Court for the Eastern District of Louisiana and in which plaintiffs alleged claims similar to those alleged in the Prejean and Himmerite Actions, the parties reached a full and final settlement agreement on February 13, 2014 with respect to all of the Plaintiffs' individual claims for an undisclosed amount. On April 11, 2014, the Court approved the parties’ settlement and dismissed the Singleton Action with prejudice in its entirety. The Court also ordered that the tolling order which had been entered in the Singleton Action expired as of April 11, 2014.
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
In connection with the SES Business Transaction, the Company remains contingently liable for certain obligations, including potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response. Pursuant to the agreement governing the sale, the Company's potential liability to the purchaser may not exceed the consideration received by the Company for the SES Business Transaction. The Company is currently indemnified under contractual agreements with BP for the potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response.
During the twelve months ended December 31, 2014, the Company received net litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction. Upon settlement of the litigation, the Company recognized a gain of $14.7 million, which is included in other income (expense) in the accompanying condensed consolidated statements of income.
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
As of December 31, 2014, the Company leases 16 offshore support vessels, two dry-cargo barges, eight 30,000 barrel liquid tank barges, three U.S.-flag product tankers, nine U.S.-flag harbor tugs and certain facilities and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease terms. The leases generally contain purchase and lease renewal options or rights of first refusal with respect to the sale or lease of the equipment. The remaining lease terms of the U.S.-flag product tankers, which are subject to subleases, have durations of 93 and 109 months. The lease terms of the other equipment range in duration from one to 18 years. Certain of the equipment leases are the result of sale-leaseback transactions with finance companies (see Note 2) and certain of the gains arising from such sale-leaseback transactions have been deferred in the accompanying consolidated balance sheets and are being amortized as reductions in rental expense over the lease terms (see Note 1).

Total rental expense for the Company’s operating leases in 2014, 2013 and 2012 was $66.8 million, $70.9 million and $57.9 million, respectively. Future minimum payments in the years ended December 31 under operating leases that have a remaining term in excess of one year as of December 31, 2014 were as follows (in thousands):

	Total Minimum Payments	Non-cancelable Subleases(1)	Net Minimum Payments
2015	$64,289	$(17,345)	$46,944
2016	62,567	(17,392)	45,175
2017	67,612	(17,345)	50,267
2018	47,730	(17,345)	30,385
2019	43,286	(17,345)	25,941
Years subsequent to 2019	98,914	(58,782)	40,132
 ______________________

(1)	The total minimum offsetting payments to be received under existing long-term bareboat charter-out arrangements.

16.	MAJOR CUSTOMERS AND SEGMENT INFORMATION
The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2014
Operating Revenues:
External customers	529,761	249,288	214,316	236,293	89,736	—	1,319,394
Intersegment	183	3,862	—	—	—	(4,045)	—
	529,944	253,150	214,316	236,293	89,736	(4,045)	1,319,394
Costs and Expenses:
Operating	365,092	174,918	112,771	187,849	72,644	(3,902)	909,372
Administrative and general	58,353	15,937	24,518	2,177	25,137	38,816	164,938
Depreciation and amortization	64,615	29,435	28,420	4,119	1,329	3,901	131,819
	488,060	220,290	165,709	194,145	99,110	38,815	1,206,129
Gains (Losses) on Asset Dispositions and Impairments, Net	26,545	29,657	159	—	(1,077)	(3,306)	51,978
Operating Income (Loss)	68,429	62,517	48,766	42,148	(10,451)	(46,166)	165,243
Other Income (Expense):
Derivative gains (losses), net	(171)	—	—	(3,777)	270	(224)	(3,902)
Foreign currency losses, net	(1,375)	(3,335)	(40)	—	(155)	(1,430)	(6,335)
Other, net	14,671	(38)	(3,630)	660	(8,153)	(71)	3,439
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	10,468	6,673	(661)	—	(171)	—	16,309
Segment Profit (Loss)	92,022	65,817	44,435	39,031	(18,660)
Other Income (Expense) not included in Segment Profit							4,790
Less Equity Earnings included in Segment Profit							(16,309)
Income Before Taxes, Equity Earnings and Discontinued Operations							163,235

Capital Expenditures of Continuing Operations	83,513	58,481	199,602	3,108	148	15,785	360,637

As of December 31, 2014
Property and Equipment:
Historical cost	1,060,986	491,079	453,862	47,256	3,613	30,161	2,086,957
Accumulated depreciation	(500,007)	(159,532)	(213,072)	(15,488)	(3,249)	(10,936)	(902,284)
	560,979	331,547	240,790	31,768	364	19,225	1,184,673
Construction in progress	87,935	27,415	201,554	718	234	144	318,000
	648,914	358,962	442,344	32,486	598	19,369	1,502,673
Investments, at Equity, and Advances to 50% or Less Owned Companies	115,436	103,688	222,420	—	42,613	—	484,157
Inventories	5,570	2,536	1,030	11,170	2,477	—	22,783
Goodwill	13,367	2,573	1,852	—	44,967	—	62,759
Intangible Assets	1,917	6,483	292	—	24,035	—	32,727
Other current and long-term assets, excluding cash and near cash assets(3)	128,499	99,335	23,910	11,538	71,678	18,330	353,290
Segment Assets	913,703	573,577	691,848	55,194	186,368
Cash and near cash assets(3)							786,644
Total Assets							3,245,033
______________________

(1)	Operating revenues includes $224.4 million of tangible product sales and operating expenses includes $175.8 million of costs of goods sold.

(2)	Inventories include raw materials of $2.2 million and work in process of $1.7 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2013
Operating Revenues:
External customers	567,148	212,726	194,184	193,682	79,532	—	1,247,272
Intersegment	115	2,887	—	—	—	(3,002)	—
	567,263	215,613	194,184	193,682	79,532	(3,002)	1,247,272
Costs and Expenses:
Operating	382,045	152,527	117,283	184,649	75,254	(2,887)	908,871
Administrative and general	60,279	15,410	22,073	2,031	6,296	35,259	141,348
Depreciation and amortization	65,424	28,461	31,299	5,797	378	3,159	134,518
	507,748	196,398	170,655	192,477	81,928	35,531	1,184,737
Gains on Asset Dispositions and Impairments, Net	28,664	6,555	240	—	1,907	141	37,507
Operating Income (Loss)	88,179	25,770	23,769	1,205	(489)	(38,392)	100,042
Other Income (Expense):
Derivative gains (losses), net	83	—	—	(2,078)	210	(6,538)	(8,323)
Foreign currency losses, net	(2,209)	(167)	(14)	—	(342)	(619)	(3,351)
Other, net	3	—	760	—	12	(189)	586
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	13,522	(7,626)	(2,945)	—	4,313	—	7,264
Segment Profit (Loss)	99,578	17,977	21,570	(873)	3,704
Other Income (Expense) not included in Segment Profit							(21,322)
Less Equity Losses included in Segment Profit							(7,264)
Income Before Taxes, Equity Earnings and Discontinued Operations							67,632

Capital Expenditures of Continuing Operations	111,517	37,360	43,713	1,115	385	1,811	195,901

As of December 31, 2013
Property and Equipment:
Historical cost	1,139,639	481,421	498,951	44,166	3,967	31,039	2,199,183
Accumulated depreciation	(471,590)	(147,698)	(223,667)	(11,390)	(662)	(11,323)	(866,330)
	668,049	333,723	275,284	32,776	3,305	19,716	1,332,853
Construction in progress	102,452	28,855	11,324	738	113	—	143,482
Property and Equipment	770,501	362,578	286,608	33,514	3,418	19,716	1,476,335
Investments, at Equity, and Advances to 50% or Less Owned Companies	99,160	55,411	197,145	—	89,137	—	440,853
Inventories	6,315	2,279	1,329	16,172	1,520	—	27,615
Goodwill	13,367	2,766	1,852	—	—	—	17,985
Intangible Assets	3,650	7,568	859	7	339	—	12,423
Other current and long-term assets, excluding cash and near cash assets(3)	149,239	69,267	15,097	5,409	47,584	28,785	315,381
Segment Assets	1,042,232	499,869	502,890	55,102	141,998
Cash and near cash assets(3)							825,641
Discontinued operations							—
Total Assets							3,116,233
______________________

(1)	Operating revenues includes $191.6 million of tangible product sales and operating expenses includes $184.6 million of costs of goods sold.

(2)	Inventories include raw materials of $1.8 million and work in process of $1.8 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2012
Operating Revenues:
External customers	519,707	224,409	179,928	188,650	195,603	—	1,308,297
Intersegment	110	2,152	108	—	128	(2,498)	—
	519,817	226,561	180,036	188,650	195,731	(2,498)	1,308,297
Costs and Expenses:
Operating	349,680	158,596	112,125	183,442	175,957	(2,331)	977,469
Administrative and general	59,253	15,924	22,553	1,920	23,824	43,269	166,743
Depreciation and amortization	61,542	28,270	30,635	5,757	2,874	2,589	131,667
	470,475	202,790	165,313	191,119	202,655	43,527	1,275,879
Gains (Losses) on Asset Dispositions and Impairments, Net	14,876	7,666	3,128	—	(1,527)	(156)	23,987
Operating Income (Loss)	64,218	31,437	17,851	(2,469)	(8,451)	(46,181)	56,405
Other Income (Expense):
Derivative gains (losses), net	(243)	—	—	(856)	910	(2,623)	(2,812)
Foreign currency gains, net	1,077	84	6	—	2	462	1,631
Other, net	2	(1)	7,452	—	—	(305)	7,148
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	5,214	(3,310)	(4,148)	6,154	(9,674)	—	(5,764)
Segment Profit (Loss)	70,268	28,210	21,161	2,829	(17,213)
Other Income (Expense) not included in Segment Profit							(7,800)
Less Equity Earnings included in Segment Profit							5,764
Income Before Taxes, Equity Earnings and Discontinued Operations							54,572

Capital Expenditures of Continuing Operations	168,778	28,818	31,235	96	6,576	3,847	239,350

As of December 31, 2012
Property and Equipment
Historical cost	1,158,169	491,653	506,054	43,789	8,276	30,442	2,238,383
Accumulated depreciation	(422,564)	(127,112)	(198,943)	(5,679)	(398)	(9,107)	(763,803)
	735,605	364,541	307,111	38,110	7,878	21,335	1,474,580
Construction in progress	66,088	11,122	29,972	—	3,040	74	110,296
	801,693	375,663	337,083	38,110	10,918	21,409	1,584,876
Investments, at Equity, and Advances to 50% or Less Owned Companies	66,805	53,844	67,023	—	84,863	—	272,535
Inventories	6,779	2,623	1,728	11,770	2,887	—	25,787
Goodwill	13,367	2,759	1,852	—	—	—	17,978
Intangible Assets	4,086	9,214	1,410	93	502	—	15,305
Other current and long-term assets, excluding cash and near cash assets(1)	139,757	75,661	14,183	6,533	72,123	33,393	341,650
Segment Assets	1,032,487	519,764	423,279	56,506	171,293
Cash and near cash assets(3)							493,786
Discontinued operations							948,877
Total Assets							3,700,794
______________________

(1)	Operating revenues includes $184.9 million of tangible product sales and operating expenses includes $179.7 million of costs of goods sold.

(2)	Inventories include raw materials of $2.4 million and work in process of $1.8 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

In the years ended December 31, 2014, 2013 and 2012, the Company did not earn revenues that were greater than or equal to 10% of total revenues from a single customer. For the years ended December 31, 2014, 2013 and 2012, approximately 30%, 32% and 37%, respectively, of the Company’s operating revenues were derived from its foreign operations. The Company’s foreign revenues are primarily derived from its Offshore Marine Services fleet and certain of its Inland River and Shipping Services fleets. These assets are highly mobile and regularly and routinely move between countries within a geographical region of the world. In addition, these assets may be redeployed among the geographical regions as changes in market conditions dictate. Because of this asset mobility, revenues and long-lived assets, primarily property and equipment, in any one country are not considered material. The following represents the Company’s revenues attributed by geographical region in which services are provided to customers for the years ended December 31 (in thousands):

	2014	2013	2012
Operating Revenues:
United States	$925,750	$845,056	$823,693
Africa, primarily West Africa	70,743	79,991	75,484
Europe, primarily North Sea	112,644	101,834	107,766
Asia	22,393	26,203	21,039
Middle East	47,205	51,930	49,941
Brazil, Mexico, Central and South America	140,460	142,258	229,986
Other	199	—	388
	$1,319,394	$1,247,272	$1,308,297
The Company’s long-lived assets are primarily its property and equipment that are employed in various geographical regions of the world. The following represents the Company’s property and equipment based upon the assets’ physical location as of December 31 (in thousands):

	2014	2013	2012
Property and Equipment:
United States	$1,120,765	$1,094,370	$1,158,038
Africa, primarily West Africa	82,495	73,137	77,860
Europe, primarily North Sea	75,382	93,713	97,631
Asia	19,807	21,485	25,305
Middle East	64,791	61,134	99,863
Brazil, Mexico, Central and South America	139,433	132,496	126,179
	$1,502,673	$1,476,335	$1,584,876

17.	DISCONTINUED OPERATIONS
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
On January 31, 2013, the Company completed the Spin-off of Era Group, the company that operated SEACOR's Aviation Services business segment, by means of a dividend to SEACOR's shareholders of all the issued and outstanding common stock of Era Group. Era Group filed a Registration Statement on Form 10 with the SEC, describing the Spin-off, that was declared effective on January 14, 2013. Prior to the Spin-off, SEACOR and Era Group entered into a Distribution Agreement and several other agreements that will govern the post-Spin-off relationship. Era Group is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol "ERA." During the year ended December 31, 2013, the Company provided for income taxes of $10.1 million relating to potential tax exposures surrounding the Spin-off of Era Group.

For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of the SES Business, SEI and Era Group as discontinued operations. Summarized selected operating results of the discontinued operations for the years ended December 31 were as follows (in thousands):

	2013	2012
SES Business
Operating Revenues	$—	$22,387
Costs and Expenses:
Operating	—	18,234
Administrative and general	—	4,624
Depreciation and amortization	—	1,428
	—	24,286
Losses on Asset Dispositions	—	(71)
Operating Loss	—	(1,970)
Other Income (Expense), Net (including gain on sale of business)	(1,537)	24,971
Income Tax (Expense), Net	538	(6,342)
Equity in Earnings of 50% or Less Owned Companies	—	301
Net Income (Loss)	$(999)	$16,960
SEI
Operating Revenues	$—	$515,468
Costs and Expenses:
Operating	—	503,294
Administrative and general	—	5,579
Depreciation and amortization	—	(3)
	—	508,870
Operating Income	—	6,598
Other Income (Expense), Net (including gain on sale of business)	(143)	8,083
Income Tax (Expense), Net	50	(4,856)
Net Income (Loss)	$(93)	$9,825
Era Group
Operating Revenues	$22,892	$272,921
Costs and Expenses:
Operating	14,076	167,195
Administrative and general	2,653	34,785
Depreciation and amortization	3,875	42,502
	20,604	244,482
Gains on Asset Dispositions	548	3,612
Operating Income	2,836	32,051
Other Income (Expense), Net	(1,316)	(9,478)
Income Tax (Expense), Net	(10,818)	(7,998)
Equity in Earnings (Losses) of 50% or Less Owned Companies	65	(5,528)
Net Income (Loss)	$(9,233)	$9,047
Eliminations
Operating Revenues	$—	$(109,941)
Costs and Expenses:
Operating	—	(109,938)
Administrative and general	—	(3)
	—	(109,941)
Operating Income	$—	$—

18.	SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Supplemental information for the years ended December 31 was as follows (in thousands):

	2014	2013	2012
Income taxes paid	$52,348	$4,285	$24,378
Income taxes refunded	2,055	2,739	11,317
Interest paid, excluding capitalized interest	24,719	32,388	46,457
Schedule of Non-Cash Investing and Financing Activities:
Distribution of Era Group stock to shareholders	—	415,209	—
Marketable securities reclassified to investment in Trailer Bridge (see Note 3)	—	—	48,064
Company financed sale of equipment and real property	45,305	10,263	48,848
Contribution of assets to 50% or less owned companies	—	—	15,123
Issuance of Common Stock on Windcat Acquisition (See Note 2)	—	—	585

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected financial information for interim quarterly periods is presented below (in thousands, except share data). Earnings per common share of SEACOR Holdings Inc. are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
2014
Operating Revenues	$342,217	$338,936	$328,224	$310,017
Operating Income	57,416	50,870	32,707	24,250
Income from Continuing Operations	49,329	33,778	27,525	13,715
Loss from Discontinued Operations, Net of Tax	—	—	—	—
Net Income	49,329	33,778	27,525	13,715
Net Income attributable to SEACOR Holdings Inc.:
Continuing Operations	$40,093	$27,463	$21,067	$11,509
Discontinued Operations	—	—	—	—
	$40,093	$27,463	$21,067	$11,509
Basic Earnings Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$2.22	$1.43	$1.05	$0.57
Discontinued Operations	—	—	—	—
	$2.22	$1.43	$1.05	$0.57
Diluted Earnings Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$1.85	$1.28	$0.98	$0.56
Discontinued Operations	—	—	—	—
	$1.85	$1.28	$0.98	$0.56

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
2013
Operating Revenues	$327,861	$336,784	$315,563	$267,064
Operating Income (Loss)	30,307	51,508	19,254	(1,027)
Income (Loss) from Continuing Operations	9,120	30,769	19,296	(11,036)
Loss from Discontinued Operations, Net of Tax	—	—	—	(10,325)
Net Income (Loss)	9,120	30,769	19,296	(21,361)
Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing Operations	$8,396	$30,291	$19,271	$(10,763)
Discontinued Operations	—	—	—	(10,225)
	$8,396	$30,291	$19,271	$(20,988)
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$0.42	$1.52	$0.97	$(0.55)
Discontinued Operations	—	—	—	(0.51)
	$0.42	$1.52	$0.97	$(1.06)
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$0.41	$1.36	$0.91	$(0.55)
Discontinued Operations	—	—	—	(0.51)
	$0.41	$1.36	$0.91	$(1.06)

SEACOR HOLDINGS INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

Description	Balance Beginning of Year	Charges (Credits) to Cost and Expenses	Deductions(1)	Other(2)	Balance End of Year
Year Ended December 31, 2014
Allowance for doubtful accounts (deducted from trade and notes receivable)	$1,162	$2,618	$(1,279)	$661	$3,162
Inventory allowance (deducted from inventory)	$921	$(921)	$—	$—	$—
Year Ended December 31, 2013
Allowance for doubtful accounts (deducted from trade and notes receivable)	$1,201	$170	$(209)	$—	$1,162
Inventory allowance (deducted from inventory)	$1,327	$(406)	$—	$—	$921
Year Ended December 31, 2012
Allowance for doubtful accounts (deducted from trade and notes receivable)	$2,355	$1,311	$(2,736)	$271	$1,201
Inventory allowance (deducted from inventory)	$—	$971	$—	$356	$1,327
______________________

(1)	Trade receivable amounts deemed uncollectible that were removed from accounts receivable and allowance for doubtful accounts.

(2)
For the year ended December 31, 2014, Other consisted of the accounts receivable valuation allowance of Witt O'Brien's at the time of initial consolidation. For the year ended December 31, 2012, Other consisted of the accounts receivable and inventory valuation allowances of ICP at the time of initial consolidation.

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

4.3*
Indenture dated as of November 13, 2013, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 3.00% Convertible Senior Notes due 2028) (incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Commission on March 3, 2014).

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

10.6*+
SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2005).

10.7*
Revolving Credit Facility Agreement, dated November 3, 2006, between SEACOR Holdings Inc. as Borrower, and DNB Nor Bank ASA, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 filed with the Commission on November 7, 2006).

10.8*+	SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 13, 2007).
10.9*
Amendment No. 1, dated July 3, 2007, to Revolving Credit Facility Agreement dated as of November 3, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2007).

10.10*+
Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

Exhibit Number	Description
10.11*+
Form of Stock Option Grant Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.12*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).
10.13*+
SEACOR Holdings Inc. 2009 Employee Stock Purchase Plan effective March 11, 2009 (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.14*+
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

10.17*+
SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through April 23, 2012) (incorporated herein by reference to Appendix A of the Company's Proxy Statement on DEF 14-A filed with the Commission on April 30, 2012).

10.18*+
Form of Stock Option Grant Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. Amended 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on March 6, 2013).

10.19*
Form of Indemnification Agreement for Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on July 10, 2013).

10.20*
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

10.21*
Amendment 1 to the Contract for Construction of Two Vessels for Seabulk Tankers, Inc. by National Steel and Shipbuilding Company dated October 21, 2013 (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended; these provisions have been submitted separately to the Commission) (incorporated herein by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Commission on March 3, 2014).

10.22*
Amendment 2 to the Contract for Construction of Two Vessels for Seabulk Tankers, Inc. by National Steel and Shipbuilding Company dated effective as of November 11, 2013 (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended; these provisions have been submitted separately to the Commission) (incorporated herein by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Commission on March 3, 2014).

10.23*
Amended and Restated Transition Services Agreement, dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the commission on February 1, 2013).

10.24*
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

10.27*+	SEACOR Holdings Inc. Management Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 10, 2014).
10.28*+	SEACOR Holdings Inc. 2014 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 10, 2014).

Exhibit Number	Description
10.29*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014).
10.30*+	Form of Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014).
10.31*+
Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2014).

10.32+	Compensation Arrangements for the Executive Officers.
10.33+	Compensation of Non-Employee Directors.
21.1	List of Registrant’s Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.