Form 10-Q
period 2015-03-31
SEACOR HOLDINGS INC /NEW/
filed 2015-04-28
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of April 24, 2015 was 18,248,556. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$448,011	$434,183
Restricted cash	16,896	16,435
Marketable securities	39,002	58,004
Receivables:
Trade, net of allowance for doubtful accounts of $3,037 and $3,162 in 2015 and 2014, respectively	186,583	225,242
Other	39,805	67,745
Inventories	23,156	22,783
Prepaid expenses and other	8,814	9,011
Total current assets	762,267	833,403
Property and Equipment:
Historical cost	2,083,035	2,086,957
Accumulated depreciation	(918,769)	(902,284)
	1,164,266	1,184,673
Construction in progress	339,390	318,000
Net property and equipment	1,503,656	1,502,673
Investments, at Equity, and Advances to 50% or Less Owned Companies	483,748	484,157
Construction Reserve Funds & Title XI Reserve Funds	288,529	278,022
Goodwill	62,688	62,759
Intangible Assets, Net	31,955	32,727
Other Assets	47,169	51,292
	$3,180,012	$3,245,033
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$44,953	$48,499
Accounts payable and accrued expenses	72,738	103,760
Other current liabilities	138,460	119,694
Total current liabilities	256,151	271,953
Long-Term Debt	834,686	834,383
Deferred Income Taxes	413,450	432,546
Deferred Gains and Other Liabilities	178,293	188,664
Total liabilities	1,682,580	1,727,546
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 37,660,827 and 37,505,843 shares issued in 2015 and 2014, respectively	377	375
Additional paid-in capital	1,495,261	1,490,698
Retained earnings	1,175,833	1,195,402
Shares held in treasury of 19,419,459 and 19,365,716 in 2015 and 2014, respectively, at cost	(1,287,460)	(1,283,476)
Accumulated other comprehensive loss, net of tax	(5,837)	(3,505)
	1,378,174	1,399,494
Noncontrolling interests in subsidiaries	119,258	117,993
Total equity	1,497,432	1,517,487
	$3,180,012	$3,245,033

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except share data, unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Revenues	$260,644	$310,017
Costs and Expenses:
Operating	199,148	218,976
Administrative and general	38,887	38,077
Depreciation and amortization	31,430	33,392
	269,465	290,445
Gains (Losses) on Asset Dispositions and Impairments, Net	(4,846)	4,678
Operating Income (Loss)	(13,667)	24,250
Other Income (Expense):
Interest income	4,579	4,043
Interest expense	(10,512)	(11,403)
Marketable security gains (losses), net	(9,121)	5,070
Derivative losses, net	(2,996)	(237)
Foreign currency losses, net	(1,993)	(199)
Other, net	(44)	(3,655)
	(20,087)	(6,381)
Income (Loss) Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	(33,754)	17,869
Income Tax Expense (Benefit)	(11,954)	6,375
Income (Loss) Before Equity in Earnings of 50% or Less Owned Companies	(21,800)	11,494
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	3,899	2,221
Net Income (Loss)	(17,901)	13,715
Net Income attributable to Noncontrolling Interests in Subsidiaries	1,668	2,206
Net Income (Loss) attributable to SEACOR Holdings Inc.	$(19,569)	$11,509

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(1.10)	$0.57

Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(1.10)	$0.56

Weighted Average Common Shares Outstanding:
Basic	17,777,725	20,109,373
Diluted	17,777,725	20,546,112

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, unaudited)

	Three Months Ended March 31,
	2015	2014
Net Income (Loss)	$(17,901)	$13,715
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	(3,734)	412
Derivative losses on cash flow hedges	(397)	(73)
Reclassification of derivative losses on cash flow hedges to equity in earnings of 50% or less owned companies	148	113
	(3,983)	452
Income tax (expense) benefit	1,255	(142)
	(2,728)	310
Comprehensive Income (Loss)	(20,629)	14,025
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	1,272	2,253
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	$(21,901)	$11,772

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2014	$375	$1,490,698	$1,195,402	$(1,283,476)	$(3,505)	$117,993	$1,517,487
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,261	—	—	1,261
Exercise of stock options	1	910	—	—	—	—	911
Director stock awards	—	57	—	—	—	—	57
Restricted stock	1	(95)	—	—	—	—	(94)
Purchase of treasury shares	—	—	—	(5,245)	—	—	(5,245)
Amortization of share awards	—	3,691	—	—	—	—	3,691
Dividends paid to noncontrolling interests	—	—	—	—	—	(7)	(7)
Net income (loss)	—	—	(19,569)	—	—	1,668	(17,901)
Other comprehensive loss	—	—	—	—	(2,332)	(396)	(2,728)
Three months ended March 31, 2015	$377	$1,495,261	$1,175,833	$(1,287,460)	$(5,837)	$119,258	$1,497,432

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Three Months Ended March 31,
	2015	2014
Net Cash Provided by Operating Activities	$71,117	$62,231
Cash Flows from Investing Activities:
Purchases of property and equipment	(47,430)	(219,129)
Proceeds from disposition of property and equipment	7,228	17,619
Investments in and advances to 50% or less owned companies	(16,734)	(17,102)
Return of investments and advances from 50% or less owned companies	16,953	6,050
Payments received on third party leases and notes receivable, net	3,965	1,293
Net increase in restricted cash	(461)	(2,315)
Net increase in construction reserve funds and Title XI reserve funds	(10,507)	(2,600)
Net cash used in investing activities	(46,986)	(216,184)
Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(7,396)	(2,161)
Net payments under inventory financing arrangements	(1,219)	(1,254)
Proceeds from issuance of long-term debt	4,435	3
Common stock acquired for treasury	(5,245)	—
Proceeds and tax benefits from share award plans	2,076	4,602
Dividends paid to noncontrolling interests	(7)	(121)
Net cash provided by (used in) financing activities	(7,356)	1,069
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2,947)	239
Net Increase (Decrease) in Cash and Cash Equivalents	13,828	(152,645)
Cash and Cash Equivalents, Beginning of Period	434,183	527,435
Cash and Cash Equivalents, End of Period	$448,011	$374,790

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The condensed consolidated financial information for the three months ended March 31, 2015 and 2014 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of March 31, 2015, its results of operations for the three months ended March 31, 2015 and 2014, its comprehensive income (loss) for the three months ended March 31, 2015 and 2014, its changes in equity for the three months ended March 31, 2015, and its cash flows for the three months ended March 31, 2015 and 2014. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the "Company" refers to SEACOR Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to "SEACOR" refers to SEACOR Holdings Inc. Capitalized terms used and not specifically defined herein have the same meaning given those terms in the Company's Annual report on Form 10-K for the year ended December 31, 2014.
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
As of March 31, 2015, deferred revenues of $6.8 million, included in other current liabilities, related to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the "Conveyance") in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for chapter 11 bankruptcy, which was converted to chapter 7 in June 2014. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to August 17, 2012 and during the 90 days prior to the filing are subject to bankruptcy court approval. The Company will recognize revenues as approved by the bankruptcy court. All costs and expenses related to these charters were recognized as incurred.
Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date.

As of March 31, 2015, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore support vessels (excluding wind farm utility)	20
Wind farm utility vessels	10
Inland river dry-cargo barges	20
Inland river liquid tank barges	25
Inland river towboats	25
Product tankers - U.S.-flag	25
Short-sea Container/RORO(1) vessels	20
Harbor and offshore tugs	25
Ocean liquid tank barges	25
Terminal and manufacturing facilities	20
______________________

(1)	Roll on/Roll off ("RORO").
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the three months ended March 31, 2015 and 2014, the Company recognized impairment charges of $6.6 million and $3.9 million, respectively, related to long-lived assets held for use.
Deferred Gains. The Company has sold certain equipment to its 50% or less owned companies, entered into vessel sale-leaseback transactions with finance companies, and provided seller financing on sales of its equipment to third parties and its 50% or less owned companies. A portion of the gains realized from these transactions were deferred and recorded in deferred gains and other liabilities in the accompanying condensed consolidated balance sheets. Deferred gain activity related to these transactions for the three months ended March 31 was as follows (in thousands):

	2015	2014
Balance at beginning of period	$159,911	$124,763
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(5,641)	(3,314)
Amortization of deferred gains included in gains (losses) on asset dispositions and impairments, net	(1,048)	(976)
Balance at end of period	$153,222	$120,473
Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss were as follows:

	SEACOR Holdings Inc. Stockholders' Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Other	Other Comprehensive Loss
December 31, 2014	$(3,494)	$(16)	$5	$(3,505)	$(86)	$3
Other comprehensive loss	(3,338)	(249)	—	(3,587)	(396)	—	$(3,983)
Income tax benefit	1,168	87	—	1,255	—	—	1,255
Three months ended March 31, 2015	$(5,664)	$(178)	$5	$(5,837)	$(482)	$3	$(2,728)

Earnings (Loss) Per Share. Basic earnings (loss) per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings (loss) per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock and if-converted methods. Dilutive securities for this purpose assumes restricted stock grants have vested, common shares have been issued pursuant to the exercise of outstanding stock options and common shares have been issued pursuant to the conversion of all outstanding convertible notes.
Computations of basic and diluted earnings (loss) per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended March 31,
	Net Income (Loss) attributable to SEACOR	Average O/S Shares	Per Share
2015
Basic Weighted Average Common Shares Outstanding	$(19,569)	17,777,725	$(1.10)
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	—
Convertible Notes(2)(3)	—	—
Diluted Weighted Average Common Shares Outstanding	$(19,569)	17,777,725	$(1.10)
2014
Basic Weighted Average Common Shares Outstanding	$11,509	20,109,373	$0.57
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	436,739
Convertible Notes(2)(3)	—	—
Diluted Weighted Average Common Shares Outstanding	$11,509	20,546,112	$0.56
______________________

(1)
For the three months ended March 31, 2015 and 2014, diluted earnings per common share of SEACOR excluded 1,977,402 and 212,859, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the three months ended March 31, 2015 and 2014, diluted earnings per common share of SEACOR excluded 1,825,326 common shares issuable pursuant to the Company's 3.0% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

(3)
For the three months ended March 31, 2015 and 2014, diluted earnings per common share of SEACOR excluded 4,200,525 common shares issuable pursuant to the Company's 2.5% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

New Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. The core principal of the new standard is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company has not yet selected the method of adoption and determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.
On February 18, 2015, the FASB issued an accounting standard update that amends the guidance for evaluating whether to consolidate certain legal entities. Specifically, the accounting standard update modifies the method for determining whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities. Further, it eliminates the presumption that a general partner should consolidate a limited partnership and impacts the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The accounting standard update is effective for annual and interim periods beginning after December 15, 2015 and early adoption permitted. The Company has not yet determined what impact, if any, the adoption of the accounting standard update will have on its consolidated financial position, results of operations or cash flows.
On April 7, 2015, the FASB issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The recognition and measurement guidance for debt issuance costs have not changed. The new standard requires retrospective application and represents a change in accounting principle. The final guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. As of March 31, 2015, the Company had $10.1 million of debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets.

2.	BUSINESS ACQUISITIONS
Witt O'Brien's. On July 11, 2014, the Company acquired a controlling interest in Witt O'Brien's, a global leader in preparedness, crisis management, and disaster response and recovery, through the acquisition of its partner's 45.8% equity interest for $35.4 million. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $45.0 million of goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities.

3.	EQUIPMENT ACQUISITIONS, DISPOSITIONS AND IMPAIRMENTS
During the three months ended March 31, 2015, capital expenditures were $47.4 million. Equipment deliveries during the period included one fast support vessel, one wind farm utility vessel and one inland river towboat.
During the three months ended March 31, 2015, the Company sold one 10,000 barrel inland river tank barge, twelve inland river deck barges and other property and equipment for net proceeds of $7.2 million in cash and gains of $0.8 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $1.0 million.
During the three months ended March 31, 2015, the Company recognized impairment charges of $6.6 million related to the suspended construction of two offshore support vessels.

4.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
MexMar. MexMar operates offshore support vessels in Mexico. During the three months ended March 31, 2015, the Company and its partner each contributed additional capital of $7.9 million in cash to MexMar. In addition, during the three months ended March 31, 2015, MexMar repaid $15.0 million of seller financing.
Falcon Global. On August 1, 2014 the Company and Montco Global, LLC formed Falcon Global LLC ("Falcon Global") to construct and operate two foreign-flag liftboats. The Company has a 50% ownership interest in Falcon Global. During the three months ended March 31, 2015, the Company and its partner each contributed additional capital of $6.7 million in cash to Falcon Global.
SCFCo. SCFCo was established to operate towboats and dry-cargo barges on the Parana-Paraguay Rivers in South America and a terminal facility at Port Ibicuy, Argentina. During the three months ended March 31, 2015, the Company and its partner each contributed additional capital of $1.0 million in cash to SCFCo. As of March 31, 2015, the Company had outstanding loans and working capital advances to SCFCo Holdings of $30.6 million.
Bunge-SCF Grain. Bunge-SCF Grain operates a terminal grain elevator in Fairmont City, Illinois. During the three months ended March 31 2015, the Company received $2.0 million of repayments of working capital advances. As of March 31, 2015, the total balance of working capital advances outstanding was $7.0 million.
SCF Bunge Marine. SCF Bunge Marine provides towing services on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River and Ohio River. During the three months ended March 31, 2015, the Company received dividends of $2.5 million from SCF Bunge Marine.
Dorian. Dorian owns and operates foreign-flag VLGC's servicing the international Liquefied Petroleum Trade. As of March 31, 2015, the Company's carrying value of its investment in Dorian was $140.9 million and its fair value was $121.5 million based on the quoted market price.
SEA-Access. SEA-Access owns and operates a U.S.-flag crude tanker. During the three months ended March 31, 2015, the Company received dividends of $5.1 million from SEA-Access.
SeaJon II. SeaJon II owns a U.S.-flag offshore tug on time charter to Trailer Bridge. During the three months ended March 31, 2015, the Company and its partner each contributed additional capital of $1.0 million to Sea Jon II.
Guarantees. The Company has guaranteed the payment of amounts owed under a vessel charter by one of its 50% or less owned companies, a construction contract for one of its 50% or less owned companies and amounts owed under banking facilities by certain of its 50% or less owned companies. As of March 31, 2015, the total amount guaranteed by the Company under these arrangements was $102.7 million. In addition, as of March 31, 2015, the Company had uncalled capital commitments to two of its 50% or less owned companies totaling $2.0 million.

5.	LONG-TERM DEBT
As of March 31, 2015, the Company had outstanding letters of credit totaling $31.7 million with various expiration dates through 2018.

During the three months ended March 31, 2015, the Company made scheduled payments on long-term debt of $1.9 million and made net payments of $1.2 million under inventory financing arrangements. In addition, the Company received advances of $4.4 million and made repayments of $5.5 million on a subsidiary's revolving credit facility.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the three months ended March 31, 2015, the Company did not repurchase any of its 7.375% Senior Notes due 2019. As of March 31, 2015, the aggregate outstanding principal amount of the Company's 7.375% Senior Notes due 2019 was $233.5 million. Subsequent to March 31, 2015, the Company purchased $9.3 million, in principal amount of its 7.375% Senior Notes for $9.5 million.
SEA-Vista Credit Facility. On April 15, 2015, SEA-Vista, a consolidated non-wholly owned subsidiary (see Note 9), entered into a $300.0 million credit agreement that matures in 2020 (the "Credit Agreement") and is secured by substantially all of SEA-Vista's tangible and intangible assets with no recourse to SEACOR or its other subsidiaries. The Credit Agreement is comprised of three tranches: (i) a $100.0 million revolving credit facility (the "Revolving Loan"); (ii) an $80.0 million term loan (the "Term A-1 Loan"); and (iii) a $120.0 million delayed draw term loan (the "Term A-2 Loan"). The proceeds from the Credit Agreement will fund SEA-Vista's working capital, general corporate purposes, capital commitments and the repayment of outstanding Title XI Bonds. All three loans bear interest at a variable rate determined by reference to the London Interbank Offered Rate ("LIBOR") plus a margin of between 2.00% and 2.75% as determined in accordance with the Credit Agreement or, at the election of SEA-Vista, a Base Rate plus a margin of between 1.25% and 1.75% as determined in accordance with the Credit Agreement. A quarterly commitment fee is payable based on the unused amounts of all three tranches. On April 16, 2015, SEA-Vista drew $25.0 million under the Revolving Loan and $25.0 million under the Term-A-2 Loan.
Each of the loans under the Credit Agreement will mature on April 15, 2020 (the "Maturity Date"), which may be accelerated in certain circumstances under the Credit Agreement. The principal of the Term A-1 Loan is repayable commencing in June 2015 in quarterly installments of 1.25% of the aggregate principal amount of the Term A-1 Loan through June 30, 2017. Commencing on September 30, 2017, the principal of each of the Term A-1 Loan and the Term A-2 Loan is repayable in quarterly installments of 2.50% of the aggregate principal amount of such loans, with the outstanding principal balance, interest and all other amounts outstanding for all loans, including the Revolving Loan, due and payable on the Maturity Date.
Commencing with the calendar year ending December 31, 2016, SEA-Vista is required to make annual prepayments on the Term A-1 Loan and the Term A-2 Loan in an amount equal to 50% of annual excess cash flow (as defined), with prepayments continuing on an annual basis until an amount equal to $75.0 million of the aggregate principal amount of the term loans has been repaid. Each such payment is to be made on or before May 15 of the subsequent calendar year (i.e., commencing May 15, 2017). In addition, SEA-Vista has the right to make optional prepayments on each of the loans without penalty in minimum amounts of $1.0 million.
The Credit Agreement contains various restrictive covenants including: funded debt to adjusted EBITDA; adjusted EBITDA to interest expense plus amortization; aggregate collateral vessel value to the sum of funded debt and unused and unexpired commitments; and minimum liquidity. In addition, the Credit Agreement restricts the payment of dividends and distributions as defined in the Credit Agreement.
Title XI Bonds. On April 15, 2015, upon the closing of the SEA-Vista Credit Agreement, SEA-Vista instructed the indenture trustee for the Title XI Bonds to issue notices for redemption of the Title XI Bonds, which are expected to be redeemed on or after June 1, 2015. As of March 31, 2015, the total amount of Title XI Bonds outstanding was $70.8 million, including an unamortized discount of $8.5 million. As a consequence of redeeming the bonds prior to their scheduled maturity in 2024, SEA-Vista will also be required to pay a make whole payment (as defined in the Title XI financing agreements). The Company does not expect the make whole payment to exceed $22.0 million; however, the exact amount cannot be determined until the bonds are redeemed. Upon redemption, the Company will record a loss on extinguishment of debt equal to the then unamortized discount and make whole payment. SEA-Vista intends to fund the redemption of the Title XI Bonds with advances from its Credit Agreement, its restricted cash of $16.6 million and its Title XI reserve funds of $9.6 million.

6.	FAIR VALUE MEASUREMENTS
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

The Company’s financial assets and liabilities as of March 31, 2015 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$39,002	$—	$—
Derivative instruments (included in other receivables)	653	7,113	—
Construction reserve funds and Title XI reserve funds	288,529	—	—
LIABILITIES
Short sale of marketable securities(1) (included in other current liabilities)	5,786	—	—
Derivative instruments (included in other current liabilities)	6,603	684	—
______________________

(1)
Marketable security gains (losses), net include unrealized losses of $8.2 million and unrealized gains of $2.8 million for the three months ended March 31, 2015 and 2014, respectively, related to marketable security positions held by the Company as of March 31, 2015.

The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2015 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$464,907	$464,907	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	10,442	see below
Notes receivable from third parties (included in other receivables and other assets)	19,358	see below
LIABILITIES
Long-term debt, including current portion(1)	879,639	—	955,181	—
______________________

(1)	The estimated fair value includes the conversion options on the Company's 2.5% and 3.0% Convertible Senior Notes.
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
The Company’s non-financial assets and liabilities that were measured at fair value during the three months ended March 31, 2015 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Construction in progress(1)	$—	$200	$—
______________________

(1)
During the three months ended March 31, 2015, the Company recognized impairment charges of $6.6 million related to the suspended construction of two offshore support vessels. The fair value of the construction in progress was determined based on the scrap value of the hulls.

7.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of March 31, 2015 were as follows (in thousands):

	Derivative Asset	Derivative Liability

Options on equities and equity indices	$—	$1,868
Forward currency exchange, option and future contracts	—	224
Interest rate swap agreements	—	391
Commodity swap, option and future contracts:
Exchange traded	653	4,734
Non-exchange traded	7,113	70
	$7,766	$7,287
Cash Flow Hedges. Certain of the Company's 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company's 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate. As of March 31, 2015, the interest rate swaps held by the Company's 50% or less owned companies were as follows:

•
SCFCo, an Inland River Services 50% or less owned company, had two interest rate swap agreements with maturities in 2015 that call for SCFCo to pay a fixed rate of interest ranging from 1.53% to 1.62% on the aggregate amortized notional value of $15.0 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
SeaJon, a Shipping Services 50% or less owned company, had an interest rate swap agreement maturing in 2017 that calls for SeaJon to pay a fixed interest rate of 2.79% on the amortized notional value of $34.5 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Sea-Cat Crewzer, an Offshore Marine Services 50% or less owned company, had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer to pay a fixed rate of interest of 1.52% on the amortized notional value of $24.3 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Sea-Cat Crewzer II, an Offshore Marine Services 50% or less owned company, had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer II to pay a fixed rate of interest of 1.52% on the amortized notional value of $27.4 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
MexMar, an Offshore Marine Services 50% or less owned company, had two interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.97% to 2.05% on the aggregate amortized notional value of $42.6 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. On April 22, 2015, MexMar entered into two new interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 1.72% on the aggregate notional value of $82.8 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the three months ended March 31 as follows (in thousands):

	2015	2014
Options on equities and equity indices	$(1,374)	$13
Forward currency exchange, option and future contracts	(304)	11
Interest rate swap agreements	(9)	(65)
Commodity swap, option and future contracts:
Exchange traded	(2,184)	1,841
Non-exchange traded	875	(2,037)
	$(2,996)	$(237)

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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of March 31, 2015, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $3.6 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.
The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of March 31, 2015, the interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•
The Company had an interest rate swap agreement maturing in 2018 that calls for the Company to pay a fixed interest rate of 3.00% on the amortized notional value of $8.3 million and receive a variable interest rate based on Euribor on the amortized notional value.

•
Dynamic Offshore, an Offshore Marine Services 50% or less owned company, had an interest rate swap agreement maturing in 2018 that calls for Dynamic Offshore to pay a fixed interest rate of 1.30% on the amortized notional value of $91.0 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
OSV Partners, an Offshore Marine Services 50% or less owned company, had two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% on the aggregate amortized notional value of $38.3 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Dorian, a Shipping Services 50% or less owned company, had six interest rate swap agreements with maturities ranging from 2018 to 2020 that call for Dorian to a pay fixed rate of interest ranging from 2.96% to 5.40% on the aggregate amortized notional value of $116.5 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. ICP enters into exchange traded positions (primarily corn, ethanol or natural gas) to protect its raw material and finished goods inventory balance from market changes. In the Company’s agricultural commodity trading and logistics business, fixed price future purchase and sale contracts for sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sale contracts as well as its inventory balances from market changes. As of March 31, 2015, the net market exposure to corn and sugar under these contracts was not material.

8.	STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the three months ended March 31, 2015, the Company acquired 33,354 shares of Common Stock for treasury for an aggregate purchase price of $2.3 million. As of March 31, 2015, the remaining authority under the repurchase plan was $147.7 million.
During the three months ended March 31, 2015, the Company also purchased 40,859 shares of Common Stock for treasury for an aggregate purchase price of $3.0 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company's Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR's Board of Directors.

9.	NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company's consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests			March 31, 2015	December 31, 2014
Offshore Marine Services:
Windcat Workboats	25%			$7,703	$7,527
Other	1.8%	–	33.3%	1,321	1,323
Inland River Services:
Other	3.0%	–	51.8%	1,100	1,088
Shipping Services:
Sea-Vista	49%			89,632	89,680
Illinois Corn Processing	30%			17,631	16,397
Other	10.0%	–	18.9%	1,871	1,978
				$119,258	$117,993
Windcat Workboats. Windcat Workboats owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. As of March 31, 2015, the net assets of Windcat Workboats were $30.8 million. During the three months ended March 31, 2015, the net income of Windcat Workboats was $2.3 million, of which $0.6 million was attributable to noncontrolling interests. During the three months ended March 31, 2014, the net loss of Windcat Workboats was $0.6 million, of which $0.2 million was attributable to noncontrolling interests.
SEA-Vista. SEA-Vista owns and operates the Company's fleet of U.S.-flag product tankers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products and holds contracts for the construction of three 50,000 DWT (deadweight tonnage) product tankers. As of March 31, 2015, the net assets of SEA-Vista were $182.9 million. During the three months ended March 31, 2015, the net loss of SEA-Vista was $0.1 million, of which the amount attributable to noncontrolling interests was not material.
Illinois Corn Processing. Illinois Corn Processing LLC (“ICP”) owns and operates an alcohol manufacturing, storage and distribution facility located in Pekin, IL. As of March 31, 2015, the net assets of ICP were $63.2 million. During the three months ended March 31, 2015, the net income of ICP was $4.1 million, of which $1.2 million was attributable to noncontrolling interests. During the three months ended March 31, 2014, the net income of ICP was $10.6 million, of which $2.0 million was attributable to noncontrolling interests.
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

10.	MULTI-EMPLOYER PENSION PLANS
MNRPF. The cumulative funding deficits of the MNRPF are currently being recovered by additional annual contributions from current employers that are subject to adjustment following the results of future tri-annual actuarial valuations. Prior to 2012, the Company was invoiced and expensed $0.4 million for its allocated share of the then cumulative funding deficits. On February 25, 2015, the High Court approved a new deficit contribution scheme whereby any funding deficit of the MNRPF is to be remedied through funding contributions from all participating current and former employers. Based on an actuarial valuation in 2014, the potential cumulative funding deficit of the MNRPF was $481.6 million (£325.0 million). The MNRPF’s trustee estimates the Company’s allocated share of the cumulative funding deficit to be $6.2 million (£4.2 million), including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. The Company will recognize payroll related operating expenses in the periods invoices are received.

AMOPP. During the three months ended March 31, 2015, the Company received notification from the AMOPP that the Company's withdrawal liability as of September 30, 2014 was $39.9 million based on an actuarial valuation performed as of that date. That liability may change in future years based on various factors, primarily employee census. As of March 31, 2015, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.

11.	SHARE BASED COMPENSATION
Transactions in connection with the Company’s share based compensation plans during the three months ended March 31, 2015 were as follows:

Director stock awards granted	750
Employee Stock Purchase Plan (“ESPP”) shares issued	20,470
Restricted stock awards granted	134,650
Restricted stock awards canceled	—
Shares released from Deferred Compensation Plan	—
Stock Option Activities:
Outstanding as of December 31, 2014	1,546,508
Granted	43,060
Exercised	(19,584)
Outstanding as of March 31, 2015	1,569,984
Shares available for future grants and ESPP purchases as of March 31, 2015	928,398

12.	COMMITMENTS AND CONTINGENCIES
As of March 31, 2015, the Company's unfunded capital commitments were $459.4 million and included: $153.7 million for 16 offshore support vessels; $1.7 million for two 30,000 barrel inland river liquid tank barges; $11.0 million for eight 10,000 barrel inland river liquid tank barges; $2.7 million for three inland river towboats; $216.9 million for three U.S.-flag product tankers; $56.2 million for one U.S.-flag articulated tug-barge; and $17.2 million for other equipment and improvements. These commitments are payable as follows: $199.1 million is payable during the remainder of 2015; $217.3 million is payable during 2016; $37.6 million is payable during 2017; and $5.4 million is payable during 2018. Subsequent to March 31, 2015, the Company committed to purchase additional equipment for $7.5 million. Of these commitments, approximately $6.8 million may be terminated without further liability other than the payment of liquidated damages of $0.7 million.
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
On December 15, 2010, NRC, a subsidiary of the Company prior to the SES Business Transaction, and ORM were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The “B3” master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. On July 17, 2014, the Court issued a pretrial order that established a protocol for disclosures clarifying the basis for the “B3” claims asserted against the Clean-Up Responder Defendants, including ORM and NRC, in the MDL. Under this protocol, Plaintiffs who satisfy certain criteria and believe they have specific evidence in support of their claims, including that any Clean-Up Responder Defendant(s) failed to act pursuant to the authority and direction of the federal government in conducting Deepwater Horizon oil spill remediation and clean-up operations, must submit a sworn statement or face dismissal. Plaintiffs’ deadline to serve such sworn statements in support of their claims was September 22, 2014, with the exception of several Plaintiffs who were granted an extension until October 10, 2014. On November 14, 2014, the Clean-Up Responder Defendants and the Plaintiffs’ Steering Committee in the MDL submitted a joint report to the Court regarding claimants’ compliance with the pretrial order.  In this joint report, the parties (i) explained how they complied with the notice requirements of Court’s July 17, 2014 pretrial order, (ii) noted that they had received 102 sworn statements in connection with this pretrial order, and (iii) provided the Court with an assessment of the sworn statements received. An additional sworn statement was received after the joint report was submitted. Procedures and next steps in connection with the “B3” claims will now be addressed by the Court. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
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
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation (“Cameron”), Halliburton Energy Services, Inc., and M-I L.L.C. (“M-I”) also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively “Weatherford”) had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. Transocean's limitation action, and thus the remainder of the aforementioned cross-claims, remains pending, although the Court has found Cameron and M-I to be not liable in connection with the Deepwater Horizon incident and resultant oil spill and dismissed these parties from the MDL. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company (“BP America”) (collectively “BP”) and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP. The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012. A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages Class Action Settlement ("E&P Settlement") on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement ("Medical Settlement") on January 11, 2013. Both class action settlements were appealed to the Fifth Circuit. The Fifth Circuit affirmed the MDL Court’s decision concerning the E&P Settlement on January 10, 2014, and also affirmed the MDL Court’s decision concerning the interpretation of the E&P Settlement with respect to business economic loss claims on March 3, 2014. The appeal of the Medical Settlement, on the other hand, was voluntarily dismissed and the Medical Settlement became effective on February 12, 2014. The deadline for bringing a claim to the Medical Benefits Claims Administrator was one year from the effective date of the Settlement. Although neither the Company, ORM, nor NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, barring any further successful appeal, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the Company's and ORM's potential exposure, if any, from some of the pending actions described above, and continues to evaluate the settlements' impacts on these cases. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
ORM recently settled three collective action lawsuits that asserted failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon oil spill response under the Fair Labor Standards Act (“FLSA”). These cases: Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”); Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”); and Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”) were brought in the United States District Court for the Eastern District of Louisiana on behalf of certain individuals who worked on the Deepwater Horizon oil spill response. In the Singleton action, on February 13, 2014, the parties reached a full and final settlement agreement with respect to all of the Plaintiffs' individual claims for an undisclosed immaterial amount. On April 11, 2014, the Court approved the parties’ settlement and dismissed the Singleton Action with prejudice in its entirety, which extinguished the tolling of claims that had been in place for absent putative plaintiffs.
In the Prejean action, the parties reached a full and final settlement agreement on November 6, 2014 with respect to all of the Plaintiffs’ individual and collective action claims for an undisclosed immaterial amount. The Court approved the settlement and dismissed the Prejean Action with prejudice in its entirety on November 19, 2014.
In the Himmerite action, the parties reached a full and final settlement agreement on February 19, 2015 with respect to all of the Plaintiffs' claims for an undisclosed immaterial amount. The Court approved the settlement and dismissed the Himmerite Action with prejudice in its entirety on March 25, 2015, which also extinguished the tolling of claims which had been in place for absent putative plaintiffs.
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

13.    SEGMENT INFORMATION
The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The following tables summarize the operating results, capital expenditures and assets of the Company's reportable segments.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2015
Operating Revenues:
External customers	93,421	55,836	51,407	39,598	20,382	—	260,644
Intersegment	35	771	—	—	70	(876)	—
	93,456	56,607	51,407	39,598	20,452	(876)	260,644
Costs and Expenses:
Operating	74,355	41,513	37,131	33,118	13,830	(799)	199,148
Administrative and general	13,559	3,884	6,289	562	7,136	7,457	38,887
Depreciation and amortization	15,366	6,889	6,735	980	500	960	31,430
	103,280	52,286	50,155	34,660	21,466	7,618	269,465
Gains (Losses) on Asset Dispositions and Impairments, Net	(6,649)	1,803	—	—	—	—	(4,846)
Operating Income (Loss)	(16,473)	6,124	1,252	4,938	(1,014)	(8,494)	(13,667)
Other Income (Expense):
Derivative gains (losses), net	(9)	82	—	(828)	(776)	(1,465)	(2,996)
Foreign currency losses, net	(17)	(1,121)	(12)	—	(40)	(803)	(1,993)
Other, net	(146)	—	29	—	8	65	(44)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,975	(274)	1,141	—	57	—	3,899
Segment Profit (Loss)	(13,670)	4,811	2,410	4,110	(1,765)
Other Income (Expense) not included in Segment Profit (Loss)							(15,054)
Less Equity Earnings included in Segment Profit (Loss)							(3,899)
Loss Before Taxes and Equity Earnings							(33,754)

Capital Expenditures	24,128	3,916	18,180	776	3	427	47,430

As of March 30, 2015
Property and Equipment:
Historical cost	1,062,061	485,881	454,039	47,256	3,521	30,277	2,083,035
Accumulated depreciation	(504,926)	(162,581)	(219,662)	(16,468)	(3,236)	(11,896)	(918,769)
	557,135	323,300	234,377	30,788	285	18,381	1,164,266
Construction in progress	92,873	25,605	218,729	1,494	234	455	339,390
	650,008	348,905	453,106	32,282	519	18,836	1,503,656
Investments, at Equity, and Advances to 50% or Less Owned Companies	118,253	101,344	221,658	—	42,493	—	483,748
Inventories	5,360	2,171	977	13,711	937	—	23,156
Goodwill	13,367	2,502	1,852	—	44,967	—	62,688
Intangible Assets	1,515	6,692	146	—	23,602	—	31,955
Other current and long-term assets, excluding cash and near cash assets(3)	98,766	63,768	24,866	11,421	71,436	12,114	282,371
Segment Assets	887,269	525,382	702,605	57,414	183,954
Cash and near cash assets(3)							792,438
Total Assets							3,180,012
______________________

(1)	Operating revenues includes $37.2 million of tangible product sales and operating expenses includes $30.7 million of costs of goods sold.

(2)	Inventories includes raw materials of $1.6 million and work in process of $1.7 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2014
Operating Revenues:
External customers	128,957	57,011	52,401	58,656	12,992	—	310,017
Intersegment	44	948	—	—	—	(992)	—
	129,001	57,959	52,401	58,656	12,992	(992)	310,017
Costs and Expenses:
Operating	94,043	39,674	26,997	47,274	11,936	(948)	218,976
Administrative and general	15,160	4,337	5,896	511	3,111	9,062	38,077
Depreciation and amortization	16,304	7,370	7,754	990	85	889	33,392
	125,507	51,381	40,647	48,775	15,132	9,003	290,445
Gains (Losses) on Asset Dispositions and Impairments, Net	7,738	853	—	—	(409)	(3,504)	4,678
Operating Income (Loss)	11,232	7,431	11,754	9,881	(2,549)	(13,499)	24,250
Other Income (Expense):
Derivative gains (losses), net	(61)	—	—	718	(733)	(161)	(237)
Foreign currency gains (losses), net	107	(327)	(10)	—	9	22	(199)
Other, net	—	(38)	(3,933)	193	175	(52)	(3,655)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,641	(412)	753	—	(761)	—	2,221
Segment Profit (Loss)	13,919	6,654	8,564	10,792	(3,859)
Other Income (Expense) not included in Segment Profit (Loss)							(2,290)
Less Equity Earnings included in Segment Profit (Loss)							(2,221)
Income Before Taxes and Equity Earnings							17,869

Capital Expenditures	22,019	22,162	157,712	1,379	100	15,757	219,129

As of March 31, 2014
Property and Equipment:
Historical cost	1,154,201	495,360	499,084	44,166	3,750	27,651	2,224,212
Accumulated depreciation	(483,230)	(154,706)	(231,279)	(12,374)	(710)	(12,212)	(894,511)
	670,971	340,654	267,805	31,792	3,040	15,439	1,329,701
Construction in progress	106,872	36,346	164,351	2,118	201	15,641	325,529
	777,843	377,000	432,156	33,910	3,241	31,080	1,655,230
Investments, at Equity, and Advances to 50% or Less Owned Companies	102,543	64,778	199,997	—	89,128	—	456,446
Inventories	6,110	2,705	1,298	13,600	1,249	—	24,962
Goodwill	13,367	2,744	1,852	—	—	—	17,963
Intangible Assets	3,217	7,306	717	—	327	—	11,567
Other current and long-term assets, excluding cash and near cash assets(3)	146,796	50,583	19,032	15,049	42,552	21,714	295,726
Segment Assets	1,049,876	505,116	655,052	62,559	136,497
Cash and near cash assets(3)							683,141
Total Assets							3,145,035
______________________

(1)	Operating revenues includes $55.6 million of tangible product sales and operating expenses includes $44.1 million of costs of goods sold.

(2)	Inventories includes raw materials of $2.2 million and work in process of $1.8 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this Form 10-Q as well as in other reports, materials and oral statements that the Company releases from time to time constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements. Actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including decreased demand and loss of revenues as a result of a decline in the price of oil and an oversupply of newly built offshore support vessels, additional safety and certification requirements for drilling activities in the U.S. Gulf of Mexico and delayed approval of applications for such activities, the possibility of U.S. government implemented moratoriums directing operators to cease certain drilling activities in the U.S. Gulf of Mexico and any extension of such moratoriums (the “Moratoriums”), weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels in response to a decline in the price of oil, an oversupply of newly built offshore support vessels and Moratoriums, increased government legislation and regulation of the Company’s businesses could increase cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with the provision of emergency response services, including the Company’s involvement in response to the oil spill as a result of the sinking of the Deepwater Horizon in April 2010, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services and Shipping Services, decreased demand for Shipping Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations and economic sanctions, the dependence of Offshore Marine Services, Inland River Services, Shipping Services and Illinois Corn Processing on several customers, consolidation of the Company's customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Shipping Acts on the amount of foreign ownership of the Company's Common Stock, operational risks of Offshore Marine Services, Inland River Services and Shipping Services, effects of adverse weather conditions and seasonality, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors on Inland River Services' operations, the effect of the spread between the input costs of corn and natural gas compared with the price of alcohol and distillers grains on Illinois Corn Processing's operations, adequacy of insurance coverage, the potential for a material weakness in the Company's internal controls over financial reporting and the Company's ability to remediate such potential material weakness, the attraction and retention of qualified personnel by the Company, and various other matters and factors, many of which are beyond the Company's control as well as those discussed in Item 1A (Risk Factors) of the Company's Annual report on Form 10-K. In addition, these statements constitute the Company's cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which are incorporated by reference.

Overview
The Company’s operations are divided into four main business segments – Offshore Marine Services, Inland River Services, Shipping Services, and Illinois Corn Processing ("ICP"). The Company also has activities that are referred to and described under Other that primarily include emergency and crisis services, agricultural commodity trading and logistics, lending and leasing activities and noncontrolling investments in various other businesses.

Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) ended March 31, 2015, compared with the three months (“Prior Year Quarter”) ended March 31, 2014. See "Item 1. Financial Statements—Note 13. Segment Information" included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the same meaning as such defined terms used in the Company's Annual report on Form 10-K for the year ended December 31, 2014.
Offshore Marine Services

	Three Months Ended March 31,
	2015		2014
	$’000%		$’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	29,518	32	57,050	44
Africa, primarily West Africa	15,825	17	17,254	13
Middle East	11,572	12	12,452	10
Brazil, Mexico, Central and South America	9,816	11	12,164	9
Europe, primarily North Sea	24,502	26	26,586	21
Asia	2,223	2	3,495	3
	93,456	100	129,001	100
Costs and Expenses:
Operating:
Personnel	39,568	42	47,134	37
Repairs and maintenance	8,682	9	14,101	11
Drydocking	6,881	8	11,080	9
Insurance and loss reserves	2,570	3	3,170	2
Fuel, lubes and supplies	5,382	6	7,390	6
Leased-in equipment	6,799	7	6,952	5
Brokered vessel activity	—	—	6	—
Other	4,473	5	4,210	3
	74,355	80	94,043	73
Administrative and general	13,559	15	15,160	12
Depreciation and amortization	15,366	16	16,304	12
	103,280	111	125,507	97
Gains (Losses) on Asset Dispositions, Net	(6,649)	(7)	7,738	6
Operating Income (Loss)	(16,473)	(18)	11,232	9
Other Income (Expense):
Derivative losses, net	(9)	—	(61)	—
Foreign currency gains (losses), net	(17)	—	107	—
Other, net	(146)	—	—	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	2,975	3	2,641	2
Segment Profit (Loss)(1)	(13,670)	(15)	13,919	11
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Charter Arrangement. The table below sets forth, for the periods indicated, operating revenues by charter arrangement.

	Three Months Ended March 31,
	2015		2014
	$’000%		$’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	27,516	29	54,510	42
Africa, primarily West Africa	15,459	17	16,307	13
Middle East	9,337	10	10,194	8
Brazil, Mexico, Central and South America	7,013	8	11,020	8
Europe, primarily North Sea	23,945	26	25,849	20
Asia	2,323	2	3,598	3
Total time charter	85,593	92	121,478	94
Bareboat charter	2,398	2	702	1
Other marine services	5,465	6	6,821	5
	93,456	100	129,001	100

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

	Three Months Ended March 31,
	2015	2014
Rates Per Day Worked:
Anchor handling towing supply	$22,792	$24,841
Fast support	9,426	8,664
Mini-supply	5,778	7,148
Standby safety	10,147	10,679
Supply	17,047	17,156
Towing supply	8,728	10,128
Specialty	14,537	19,200
Liftboats	21,951	22,219
Overall Average Rates Per Day Worked (excluding wind farm utility)	13,178	14,324
Wind farm utility	2,584	2,423
Overall Average Rates Per Day Worked	10,057	11,659
Utilization:
Anchor handling towing supply	68%	77%
Fast support	80%	81%
Mini-supply	85%	92%
Standby safety	83%	88%
Supply	67%	86%
Towing supply	95%	92%
Specialty	27%	47%
Liftboats	28%	60%
Overall Fleet Utilization (excluding wind farm utility)	68%	80%
Wind farm utility	84%	81%
Overall Fleet Utilization	72%	80%
Available Days:
Anchor handling towing supply	1,350	1,530
Fast support	2,129	2,605
Mini-supply	360	540
Standby safety	2,160	2,160
Supply	1,022	1,530
Towing supply	180	180
Specialty	270	270
Liftboats	1,350	1,350
Overall Fleet Available Days (excluding wind farm utility)	8,821	10,165
Wind farm utility	2,997	2,863
Overall Fleet Available Days	11,818	13,028
Operating Revenues. Operating revenues were $35.5 million lower for the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $35.9 million lower for the Current Year Quarter compared with the Prior Year Quarter.

Excluding the contribution of the wind farm utility vessels, fleet utilization was 68% in the Current Year Quarter compared with 80% in the Prior Year Quarter, and average day rates were $13,178 per day in the Current Year Quarter compared with $14,324 per day in the Prior Year Quarter, a decrease of $1,146 per day or 8%. The number of days available for charter was 8,821 in the Current Year Quarter compared with 10,165 in the Prior Year Quarter, a decrease of 1,344 days or 13%.
In the U.S. Gulf of Mexico, time charter revenues were $27.0 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $9.6 million lower due to reduced utilization, $1.7 million lower due to a decrease in average day rates, $9.1 million lower due to net fleet dispositions including the return of eleven leased-in vessels to their owners since the Prior Year Quarter, $5.2 million lower due to the effect of cold-stacking vessels, and $1.4 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. As of March 31, 2015, the Company had seven vessels cold-stacked in this region compared with two vessels as of March 31, 2014.
In Africa, time charter revenues were $0.8 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $2.0 million lower due to reduced utilization and $0.6 million lower due to a decrease in average day rates. Time charter revenues were $1.2 million higher due to fleet additions and $0.6 million higher due to the repositioning of vessels between geographic regions.
In the Middle East, time charter revenues were $0.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.7 million lower due to reduced average day rates and $0.6 million lower due to the repositioning of vessels between geographic regions. Time charter revenues were $0.4 million higher due to improved utilization.
In Brazil, Mexico and Central and South America, time charter revenues were $4.0 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.5 million lower due to reduced average day rates, $3.7 million lower due to the repositioning of vessels between geographic regions and $0.2 million higher due to improved utilization.
In Europe, excluding wind farm utility vessels, time charter revenues were $2.0 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $1.1 million lower due to reduced utilization, $1.7 million lower due to unfavorable changes in currency exchange rates and $0.8 million higher due to improved average day rates. For the wind farm utility vessels, time charter revenues were $0.1 million higher. Time charter revenues were $0.4 million higher due to improved average day rates and $0.4 million higher due to net fleet additions. Time charter revenues were $0.2 million lower due to reduced utilization and $0.5 million lower due to unfavorable changes in currency exchange rates.
In Asia, time charter revenues were $1.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.1 million lower due to reduced utilization and $1.2 million lower due to the effect of cold-stacking two vessels during the Current Year Quarter. As of March 31, 2015, the Company had two vessels cold-stacked in this region, compared with none as of March 31, 2014.
Operating Expenses. Operating expenses were $19.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. Operating expenses were $9.6 million lower due to net fleet dispositions, $1.8 million lower due to the effect of cold-stacking vessels and $1.5 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. In addition, operating expenses also varied significantly as follows: personnel costs were $0.7 million lower primarily due to favorable changes in currency exchange rates partially offset by increased seafarer compensation costs; drydocking expenses were $2.9 million lower primarily due to a reduction in drydocking activity in the U.S. Gulf of Mexico and the Middle East partially offset by an increase in Brazil, Mexico and Central and South America; repair and maintenance expenses were $2.9 million lower primarily due to a reduction in expense in all regions except Europe; fuel, lube and supply costs were $1.0 million lower primarily due to reduced activity levels, lower fuel prices and favorable changes in currency exchange rates; leased-in equipment expense was $0.8 million higher primarily due to the sale-leaseback of several vessels during 2014.
Administrative and General. Administrative and general expenses were $1.6 million lower for the Current Year Quarter compared with the Prior Year Quarter primarily due to a reduction in personnel costs and a provision for doubtful accounts in the Prior Year Quarter.
Gains on Asset Dispositions. During the Current Year Quarter, the Company recorded a $6.6 million impairment charge related to the suspended construction of two offshore support vessels. During the Prior Year Quarter, the Company sold five offshore support vessels and other equipment for net proceeds of $10.2 million and gains of $7.7 million, all of which were recognized currently.
Operating Income. Excluding the impact of gains (losses) on asset dispositions and impairments, net, operating loss as a percentage of operating revenues was 11% in the Current Year Quarter, compared with operating income as a percentage of operating revenues of 3% in the Prior Year Quarter. The decrease was primarily due to net fleet dispositions and weaker market conditions.

The composition of Offshore Marine Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2015
Anchor handling towing supply	13	1	4	—	18
Fast support	22	7	2	3	34
Mini-supply	4	2	—	1	7
Standby safety	24	1	—	—	25
Supply	7	12	5	3	27
Towing supply	2	1	—	—	3
Specialty	3	5	—	1	9
Liftboats	13	—	2	—	15
Wind farm utility	34	3	—	—	37
	122	32	13	8	175
2014
Anchor handling towing supply	14	1	3	—	18
Fast support	22	7	7	3	39
Mini-supply	4	2	2	—	8
Standby safety	24	1	—	—	25
Supply	9	5	9	3	26
Towing supply	2	1	—	—	3
Specialty	3	5	—	1	9
Liftboats	14	—	1	—	15
Wind farm utility	32	2	—	—	34
	124	24	22	7	177

Inland River Services

	Three Months Ended March 31,
	2015		2014
	$’000%		$’000%
Operating Revenues:
United States	56,073	99	57,551	99
Foreign	534	1	408	1
	56,607	100	57,959	100
Costs and Expenses:
Operating:
Barge logistics	25,133	44	23,333	40
Personnel	6,565	12	5,979	10
Repairs and maintenance	2,269	4	1,517	3
Insurance and loss reserves	1,189	2	828	1
Fuel, lubes and supplies	1,392	2	1,795	3
Leased-in equipment	2,131	4	3,358	6
Other	2,834	5	2,864	5
	41,513	73	39,674	68
Administrative and general	3,884	7	4,337	7
Depreciation and amortization	6,889	12	7,370	13
	52,286	92	51,381	88
Gains on Asset Dispositions	1,803	3	853	1
Operating Income	6,124	11	7,431	13
Other Income (Expense):
Derivative gains, net	82	—	—	—
Foreign currency losses, net	(1,121)	(2)	(327)	(1)
Other, net	—	—	(38)	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(274)	(1)	(412)	(1)
Segment Profit(1)	4,811	8	6,654	11
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended March 31,
	2015		2014
	$’000%		$’000%
Operating Revenues:
Dry-cargo barge pools	31,321	55	29,959	52
Charter-out of dry-cargo barges	912	2	1,275	2
Liquid unit tow operations	10,676	19	11,136	19
10,000 barrel liquid tank barge operations	5,006	9	5,472	10
Terminal operations	5,903	11	4,681	8
Fleeting operations	4,684	8	5,984	10
Inland river towboat operations and other activities	1,309	2	2,809	5
Inland river eliminations	(3,204)	(6)	(3,357)	(6)
	56,607	100	57,959	100

Dry-Cargo Barge Pools Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry-cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	Three Months Ended March 31,
	2015		2014
	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	964	54	953	60
Non-Grain	809	46	639	40
	1,773	100	1,592	100

	Days		Days
Available barge days	51,480		49,876
Operating Revenues. Operating revenues were $1.4 million lower in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues were $1.4 million higher for the dry-cargo barge pools primarily due to more available barge days and increased activity levels. Operating revenues from the charter-out of dry-cargo barges were $0.4 million lower primarily due to the expiration of certain charter contracts and the redeployment of the equipment into the dry-cargo pools. Operating revenues from the liquid unit tow operations were $0.5 million lower primarily due to one unit tow being out-of-service for repairs for part of the quarter and the deployment of certain equipment in the spot trade at lower rates following the conclusion of a time charter. Operating revenues from the liquid tank barge operations $0.5 million lower primarily due to decreased activity levels. Operating revenues from terminal operations were $1.2 million higher primarily due to increased activity levels of steel imports through the St. Louis Harbor. Operating revenues from fleeting operations were $1.3 million lower primarily due to decreased activity levels in its service areas. Operating revenues from inland river towboat operations and other activities were $1.5 million lower primarily due to reductions in the owned inland river towboat fleet.
Operating Expenses. Operating expenses were $1.8 million higher in the Current Year Quarter compared with the Prior Year Quarter. Barge logistics expenses were $1.8 million higher primarily due to higher towing and switching costs. Personnel costs were $0.6 million higher primarily due to placing two new towboats into service in the liquid unit tow operations. Repairs and maintenance expenses were $0.8 million higher primarily due to mandatory U.S. Coast Guard inspections and related repair costs for the liquid tank barge operation. Fuel, lubes and supplies decreased by $0.4 million primarily due to lower fuel costs. Leased-in equipment expenses were $1.2 million lower primarily due to the return of two chartered-in towboats in the liquid unit operation to their owners.
Administrative and General. Administrative and general expenses were $0.5 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower legal fees and wage and benefit costs.
Depreciation and Amortization. Depreciation and Amortization expenses were $0.5 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to reductions in the owned inland river towboat fleet.
Gains on Asset Dispositions. During the Current Year Quarter, the Company sold one 10,000 barrel liquid tank barge, twelve deck barges and other equipment for net proceeds of $7.0 million and gains of $0.8 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $1.0 million. During the Prior Year Quarter, gains on asset dispositions of $0.9 million primarily reflected the amortization of previously deferred gains.
Operating Income. Excluding the impact of gains on asset dispositions, operating income was 8% in the Current Year Quarter compared with 12% in the Prior Year Quarter. The decrease was primarily due to higher barge logistics and personnel costs as discussed above.
Foreign currency losses, net. Foreign currency losses, net in the Current Year Quarter were primarily due to the strengthening of the U.S. dollar versus the Colombian peso.

Fleet Count
The composition of Inland River Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2015
Dry-cargo barges	645	258	2	534	1,439
Liquid tank barges:
10,000 barrel	49	—	—	1	50
30,000 barrel	21	—	8	—	29
Towboats:
4,000 hp - 6,250 hp	—	17	—	—	17
Less than 3,200 hp	13	2	—	—	15
	728	277	10	535	1,550
2014
Dry-cargo barges	695	172	2	546	1,415
Liquid tank barges:
10,000 barrel	44	—	—	1	45
30,000 barrel	21	—	8	—	29
Deck barges	20	—	—	—	20
Towboats:
4,000 hp - 6,250 hp	4	13	—	—	17
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	12	2	—	—	14
	797	187	10	547	1,541

Shipping Services

	Three Months Ended March 31,
	2015		2014
	$’000%		$’000%
Operating Revenues:
United States	43,427	84	44,370	85
Foreign	7,980	16	8,031	15
	51,407	100	52,401	100
Costs and Expenses:
Operating:
Personnel	9,365	18	8,957	17
Repairs and maintenance	2,750	5	1,949	4
Drydocking	9,733	19	318	1
Insurance and loss reserves	1,034	2	1,097	2
Fuel, lubes and supplies	3,449	7	4,762	9
Leased-in equipment	5,645	11	5,272	10
Other	5,155	10	4,642	9
	37,131	72	26,997	52
Administrative and general	6,289	12	5,896	11
Depreciation and amortization	6,735	13	7,754	15
	50,155	97	40,647	78
Operating Income	1,252	3	11,754	22
Other Income (Expense):
Foreign currency losses, net	(12)	—	(10)	—
Other, net	29	—	(3,933)	(7)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,141	2	753	1
Segment Profit(1)	2,410	5	8,564	16
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended March 31,
	2015		2014
	$’000%		$’000%
Operating Revenues:
Petroleum Transportation:
Time charter	13,343	26	13,403	26
Bareboat charter	8,554	17	8,554	16
Harbor towing and bunkering	19,928	39	20,921	40
Short-sea transportation	9,327	18	9,401	18
Technical management services	255	—	122	—
	51,407	100	52,401	100
Operating Revenues. Operating revenues were $1.0 million lower in the Current Year Quarter compared with the Prior Year Quarter. For petroleum transportation, higher time charter rates for two U.S.-flag product tankers were offset by the impact of 71 days of out-of-service time for two U.S.-flag product tankers undergoing drydockings. Operating revenues from harbor towing and bunkering were $1.0 million lower primarily due to reduced fuel surcharges as a consequence of lower fuel prices.

Operating Expenses. Operating expenses were $10.1 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the drydocking of two U.S.-flag product tankers for $8.1 million. Repair and maintenance costs were $0.8 million higher primarily due to major repair costs for harbor towing and bunkering.
Operating Income. Operating income as a percentage of operating revenues was 3% in the Current Year Quarter compared with 22% in the Prior Year Quarter. The decrease was primarily due to higher drydocking costs and lower fuel surcharge revenues as discussed above.
Other, net. During the Prior Year Quarter, the Company expensed a $4.0 million non-refundable deposit upon the expiration of a new build construction option.
Fleet Count
The composition of Shipping Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Total
2015
Petroleum and Gas Transportation:
Product tankers - U.S.-flag(1)	4	1	3	8
Very large gas carriers - Foreign-flag	—	6	—	6
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tug - U.S.-flag	—	1	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(2)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(2) - Foreign-flag	7	—	—	7
Other:
Dry-bulk articulated tug-barge - U.S.-flag	—	1	—	1
	35	16	12	63
2014
Petroleum and Gas Transportation:
Product tankers - U.S.-flag(1)	5	—	2	7
Very large gas carriers - Foreign-flag	—	3	—	3
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(2)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(2) - Foreign-flag	8	—	—	8
Other:
Dry-bulk articulated tug-barge - U.S.-flag	—	1	—	1
	37	11	11	59
______________________

(1)	As of March 31, 2015 and 2014, four were operating under long-term bareboat charters and three were operating under time charters.

(2)	Roll On/Roll Off.

Illinois Corn Processing

	Three Months Ended March 31,
	2015		2014
	$’000%		$’000%
Operating Revenues:
United States	39,598	100	58,656	100
Costs and Expenses:
Operating	33,118	84	47,274	81
Administrative and general	562	1	511	1
Depreciation and amortization	980	3	990	1
	34,660	88	48,775	83
Operating Income	4,938	12	9,881	17
Other Income (Expense):
Derivative gains (losses), net(1)	(828)	(2)	718	1
Other, net	—	—	193	—
Segment Profit(2)	4,110	10	10,792	18
______________________

(1)
ICP routinely enters into exchange traded positions (primarily corn futures) to offset its net commodity market exposure on raw material and finished goods inventory balances. As of March 31, 2015 and 2014, the net market exposure to corn under its contracts and its raw material and inventory balances was not material.

(2)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Key Production and Sales Metrics. The table below sets forth, for the periods indicated, key production and sales metrics for Illinois Corn Processing:

	Three Months Ended March 31,
	2015	2014
Production Inputs:
Corn (average price per bushel)	$3.92	$4.49

Production Output Sold:
Alcohol (gallons in thousands)	15,272	18,327
Dried Distiller’s Grains with Solubles ("DDGS") (tons)	48,249	56,480

Production Output Sales Price (excluding freight):
Alcohol (per gallon)	$1.87	$2.30
Dried Distiller’s Grains with Solubles ("DDGS") (per ton)	$165.86	$231.02
Segment Profit (Loss). Segment profit was $6.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. During the Current Year Quarter, the production volume was lower as a consequence of unplanned maintenance. During the Prior Year Quarter, U.S. fuel ethanol margins were at or near the industry’s historical highs as a result of low U.S. fuel ethanol supplies, improved alcohol exports and stable corn prices.

Other Segment Loss

	Three Months Ended March 31,
	2015	2014
	$’000	$’000
Operating Revenues:
Emergency and crisis services	11,362	62
Agricultural commodity trading and logistics	8,998	12,924
Other activities	92	6
	20,452	12,992
Segment Loss:(1)
Emergency and crisis services	(767)	(2,190)
Agricultural commodity trading and logistics	(851)	(734)
Other activities(2)	(147)	(935)
	(1,765)	(3,859)
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

(2)	The components of segment loss do not include interest income, which is a significant component of the Company's lending and leasing activities.
Emergency and Crisis Services. Segment loss in the Prior Year Quarter included $1.8 million of legal costs and provisions for certain litigation matters associated with the Deepwater Horizon oil spill.
Other Activities. Segment loss in the Prior Year Quarter included a $0.4 million impairment charge on an aircraft.
Corporate and Eliminations

	Three Months Ended March 31,
	2015	2014
	$’000	$’000
Corporate Expenses	(8,493)	(13,499)
Eliminations	(1)	—
Operating Loss	(8,494)	(13,499)
Other Income (Expense):
Derivative losses, net	(1,465)	(161)
Foreign currency gains (losses), net	(803)	22
Other, net	65	(52)
Corporate Expenses. Corporate expenses were $5.0 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to a $3.5 million impairment charge on an aircraft in the Prior Year Quarter and lower legal and professional fees and wage and benefit costs in the Current Year Quarter.
Derivative losses, net. Derivative losses, net in the Current Year Quarter were primarily due to unrealized losses from equity option contracts.
Foreign currency gains (losses), net. Foreign currency losses, net in the Current Year Quarter were primarily due to the strengthening of the U.S. dollar versus the pound sterling.

Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended March 31,
	2015	2014
	$’000	$’000
Interest income	4,579	4,043
Interest expense	(10,512)	(11,403)
Marketable security gains (losses), net	(9,121)	5,070
	(15,054)	(2,290)
Interest Expense. Interest expense was lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to higher capitalized interest.
Marketable Securities. Marketable security gains (losses), net in the Current Year Quarter and Prior Year Quarter primarily relate to the Company's long marketable security positions.
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
As of March 31, 2015, the Company's unfunded capital commitments were $459.4 million and included: $153.7 million for 16 offshore support vessels; $1.7 million for two 30,000 barrel inland river liquid tank barges; $11.0 million for eight 10,000 barrel inland river liquid tank barges; $2.7 million for three inland river towboats; $216.9 million for three U.S.-flag product tankers; $56.2 million for one U.S.-flag articulated tug-barge; and $17.2 million for other equipment and improvements. These commitments are payable as follows: $199.1 million is payable during the remainder of 2015; $217.3 million is payable during 2016; $37.6 million is payable during 2017; and $5.4 million is payable during 2018. Subsequent to March 31, 2015, the Company committed to purchase additional equipment for $7.5 million. Of these commitments, approximately $6.8 million may be terminated without further liability other than the payment of liquidated damages of $0.7 million.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the three months ended March 31, 2015, the Company did not repurchase any of its 7.375% Senior Notes due 2019. As of March 31, 2015, the aggregate outstanding principal amount of the Company's 7.375% Senior Notes due 2019 was $233.5 million. Subsequent to March 31, 2015, the Company purchased $9.3 million, in principal amount of its 7.375% Senior Notes for $9.5 million.
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of March 31, 2015, the remaining authority under the repurchase plan was $147.7 million.
As of March 31, 2015, the Company had outstanding letters of credit totaling $31.7 million with various expiration dates through 2018 and outstanding debt of $879.6 million.
As of March 31, 2015, the Company held balances of cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds totaling $792.4 million. As of March 31, 2015, construction reserve funds of $278.9 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.
On April 15, 2015, SEA-Vista secured a $300 million credit facility with a syndicate of lenders to fund its working capital, meet its capital commitments for the three U.S.-flag product tankers included in the Company's capital commitments, repay its outstanding Title XI financing and fund future growth opportunities. In addition, SEA-Vista instructed the indenture trustee for the Title XI Bonds to issue notices for redemption of the Title XI Bonds, which are expected to be redeemed on or after June 1, 2015. SEA-Vista intends to fund the redemption of the Title XI Bonds with advances from its credit facility, its restricted cash and its Title XI reserve funds.

Summary of Cash Flows

	Three Months Ended March 31,
	2015	2014
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	71,117	62,231
Investing Activities	(46,986)	(216,184)
Financing Activities	(7,356)	1,069
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,947)	239
Net Increase (Decrease) in Cash and Cash Equivalents	13,828	(152,645)
Operating Activities
Cash flows provided by operating activities increased by $8.9 million in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows provided by (used in) operating activities during the Current Year Quarter and Prior Year Quarter were as follows:

	Three Months Ended March 31,
	2015	2014
	$’000	$’000
Operating income before depreciation, amortization and gains on asset dispositions and impairments, net	22,609	52,964
Changes in operating assets and liabilities before interest and income taxes	22,350	3,533
Purchases of marketable securities	(20,404)	(1,205)
Proceeds from sale of marketable securities	28,491	572
Cash settlements on derivative transactions, net	1,538	(2,266)
Dividends received from 50% or less owned companies	7,627	—
Interest paid, excluding capitalized interest(1)	—	—
Income taxes refunded, net of amounts paid	3,000	732
Other	5,906	7,901
Total cash flows provided by operating activities	71,117	62,231
_____________________

(1)	During the Current Year Quarter and Prior Year Quarter, capitalized interest paid and included in purchases or property and equipment was $1.3 million and $0.9 million, respectively.
Operating income before depreciation, amortization and gains on asset dispositions and impairments, net was $30.4 million lower in the Current Year Quarter compared with the Prior Year Quarter. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company's business segments.
Changes in operating assets and liabilities before interest and income taxes in the Current Year Quarter was primarily due to lower working capital requirements for Offshore Marine Services as a consequence of reduced activity levels.
During the Current Year Quarter, cash used in operating activities included $18.8 million to purchase marketable security long positions and $1.6 million to cover marketable security short positions. During the Current Year Quarter, cash provided by operating activities included $28.5 million received from the sale of marketable security long positions.
Investing Activities
During the Current Year Quarter, net cash used in investing activities was $47.0 million primarily as follows:

•	Capital expenditures were $47.4 million. Equipment deliveries during the period included one fast support vessel, one wind farm utility vessel, and one inland river towboat.

•	The Company sold one 10,000 barrel inland river liquid tank barge, twelve inland river deck barges and other property and equipment for net proceeds of $7.2 million.

•	The Company made investments in its 50% or less owned companies of $16.7 million, including $7.9 million in Mexmar, $6.7 million in Falcon Global, $1.0 million in SCFCo and $1.0 million in SeaJon II.

•	The Company received $17.0 million from its 50% or less owned companies, including $15.0 million from Mexmar and $2.0 million from Bunge-SCF Grain.

•	The Company made investments of $4.0 million in third party leases and notes receivable, net.

•	Construction reserve funds account transactions included deposits of $14.9 million and withdrawals of $4.4 million.
During the Prior Year Quarter, net cash used in investing activities was $216.2 million primarily as follows:

•
Capital expenditures were $219.1 million, including $145.6 million of progress payments toward the construction of U.S.-flag product tankers. Equipment deliveries included one fast support vessel, one wind farm utility vessel and 28 inland river dry-cargo barges.

•
The Company sold four fast support vessels, one wind farm utility vessel and other property and equipment for net proceeds of $10.8 million. The Company also received deposits of $6.8 million related to future offshore support vessel sales.

•	The Company made investments in its 50% or less owned companies of $17.1 million, including $11.5 million in SCFCo and $4.8 million in CLEANCOR.

•	The Company received $6.1 million from its 50% or less owned companies.

•	Construction reserve funds account transactions included withdrawals of $5.5 million and deposits of $8.1 million.
Financing Activities
During the Current Year Quarter, net cash used in financing activities was $7.4 million. The Company:

•	made scheduled payments on long-term debt and capital lease obligations of $1.9 million;

•	made net repayments on inventory financing arrangements of $1.2 million;

•	received advances of $4.4 million and made repayments of $5.5 million on Witt O'Brien's revolving credit facility;

•	received $2.1 million from share award plans;

•	acquired 33,354 shares of Common Stock for treasury for an aggregate purchase price of $2.3 million; and

•
acquired 40,859 shares of Common Stock for treasury for an aggregate purchase price of $3.0 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company's Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR's Board of Directors.

During the Prior Year Quarter, net cash provided by financing activities was $1.1 million. The Company:

•	made scheduled payments on long-term debt and capital lease obligations of $2.2 million;

•	incurred net borrowings on inventory financing arrangements of $1.3 million; and

•	received $4.6 million from share award plans.
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
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change in the Company's off-balance sheet arrangements during the Current Year Quarter.

Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change in the Company's contractual obligations and commercial commitments during the Current Year Quarter.
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
On December 15, 2010, NRC, a subsidiary of the Company prior to the SES Business Transaction, and ORM were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The “B3” master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. On July 17, 2014, the Court issued a pretrial order that established a protocol for disclosures clarifying the basis for the “B3” claims asserted against the Clean-Up Responder Defendants, including ORM and NRC, in the MDL. Under this protocol, Plaintiffs who satisfy certain criteria and believe they have specific evidence in support of their claims, including that any Clean-Up Responder Defendant(s) failed to act pursuant to the authority and direction of the federal government in conducting Deepwater Horizon oil spill remediation and clean-up operations, must submit a sworn statement or face dismissal. Plaintiffs’ deadline to serve such sworn statements in support of their claims was September 22, 2014, with the exception of several Plaintiffs who were granted an extension until October 10, 2014. On November 14, 2014, the Clean-Up Responder Defendants and the Plaintiffs’ Steering Committee in the MDL submitted a joint report to the Court regarding claimants’ compliance with the pretrial order.  In this joint report, the parties (i) explained how they complied with the notice requirements of Court’s July 17, 2014 pretrial order, (ii) noted that they had received 102 sworn statements in connection with this pretrial order, and (iii) provided the Court with an assessment of the sworn statements received. An additional sworn statement was received after the joint report was submitted. Procedures and next steps in connection with the “B3” claims will now be addressed by the Court. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
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
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation (“Cameron”), Halliburton Energy Services, Inc., and M-I L.L.C. (“M-I”) also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively “Weatherford”) had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. Transocean's limitation action, and thus the remainder of the aforementioned cross-claims, remains pending, although the Court has found Cameron and M-I to be not liable in connection with the Deepwater Horizon incident and resultant oil spill and dismissed these parties from the MDL. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company (“BP America”) (collectively “BP”) and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP. The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012. A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages Class Action Settlement ("E&P Settlement") on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement ("Medical Settlement") on January 11, 2013. Both class action settlements were appealed to the Fifth Circuit. The Fifth Circuit affirmed the MDL Court’s decision concerning the E&P Settlement on January 10, 2014, and also affirmed the MDL Court’s decision concerning the interpretation of the E&P Settlement with respect to business economic loss claims on March 3, 2014. The appeal of the Medical Settlement, on the other hand, was voluntarily dismissed and the Medical Settlement became effective on February 12, 2014. The deadline for bringing a claim to the Medical Benefits Claims Administrator was one year from the effective date of the Settlement. Although neither the Company, ORM, nor NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, barring any further successful appeal, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the Company's and ORM's potential exposure, if any, from some of the pending actions described above, and continues to evaluate the settlements' impacts on these cases. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
ORM recently settled three collective action lawsuits that asserted failure to pay overtime with respect to individuals who provided service on the Deepwater Horizon oil spill response under the Fair Labor Standards Act (“FLSA”). These cases: Himmerite et al. v. O'Brien's Response Management Inc. et al. (E.D. La., Case No.: 2:12-cv-01533) (the “Himmerite Action”); Dennis Prejean v. O'Brien's Response Management Inc. (E.D. La., Case No.: 2:12-cv-01045) (the “Prejean Action”); and Baylor Singleton et. al. v. O'Brien's Response Management Inc. et. al. (E.D. La., Case No.: 2:12-cv-01716) (the “Singleton Action”) were brought in the United States District Court for the Eastern District of Louisiana on behalf of certain individuals who worked on the Deepwater Horizon oil spill response. In the Singleton action, on February 13, 2014, the parties reached a full and final settlement agreement with respect to all of the Plaintiffs' individual claims for an undisclosed immaterial amount. On April 11, 2014, the Court approved the parties’ settlement and dismissed the Singleton Action with prejudice in its entirety, which extinguished the tolling of claims that had been in place for absent putative plaintiffs.
In the Prejean action, the parties reached a full and final settlement agreement on November 6, 2014 with respect to all of the Plaintiffs’ individual and collective action claims for an undisclosed immaterial amount. The Court approved the settlement and dismissed the Prejean Action with prejudice in its entirety on November 19, 2014.
In the Himmerite action, the parties reached a full and final settlement agreement on February 19, 2015 with respect to all of the Plaintiffs' claims for an undisclosed immaterial amount. The Court approved the settlement and dismissed the Himmerite Action with prejudice in its entirety on March 25, 2015, which also extinguished the tolling of claims which had been in place for absent putative plaintiffs.

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
For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change in the Company’s exposure to market risk during the Current Year Quarter.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2015. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.
ITEM 1A.     RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in the Company’s 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(2)
January 1 – 31, 2015	—	$—	—	$150,000,000
February 1 – 28, 2015	—	$—	—	$150,000,000
March 1 – 31, 2015	33,354	$68.69	—	$147,709,078
______________________

(1)
During the three months ended March 31, 2015, the Company purchased 40,859 shares of Common Stock for treasury for an aggregate purchase price of $3.0 million from its employees to cover their tax withholding obligations upon the lapsing of share awards.

(2)
Since February 1997, SEACOR’s Board of Directors authorized the repurchase of Common Stock. From time to time thereafter, SEACOR's Board of Directors have increased the authority to repurchase Common Stock and most recently increased the authority to $150.0 million on December 29, 2014.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
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

SEACOR Holdings Inc. (Registrant)

DATE:	April 28, 2015	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	April 28, 2015	By:	/S/ MATTHEW CENAC
Matthew Cenac, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.