Form 10-Q
period 2015-06-30
SEACOR HOLDINGS INC /NEW/
filed 2015-07-29
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of July 24, 2015 was 17,905,613. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$433,827	$434,183
Restricted cash	—	16,435
Marketable securities	29,411	58,004
Receivables:
Trade, net of allowance for doubtful accounts of $2,674 and $3,162 in 2015 and 2014, respectively	181,733	225,242
Other	48,627	67,745
Inventories	19,736	22,783
Prepaid expenses and other	11,411	9,011
Total current assets	724,745	833,403
Property and Equipment:
Historical cost	2,100,309	2,086,957
Accumulated depreciation	(954,931)	(902,284)
	1,145,378	1,184,673
Construction in progress	399,033	318,000
Net property and equipment	1,544,411	1,502,673
Investments, at Equity, and Advances to 50% or Less Owned Companies	482,302	484,157
Construction Reserve Funds & Title XI Reserve Funds	275,131	278,022
Goodwill	62,686	62,759
Intangible Assets, Net	30,742	32,727
Other Assets	57,463	51,292
	$3,177,480	$3,245,033
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$35,270	$48,499
Accounts payable and accrued expenses	68,832	103,760
Other current liabilities	118,330	119,694
Total current liabilities	222,432	271,953
Long-Term Debt	889,323	834,383
Deferred Income Taxes	420,531	432,546
Deferred Gains and Other Liabilities	172,018	188,664
Total liabilities	1,704,304	1,727,546
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 37,682,746 and 37,505,843 shares issued in 2015 and 2014, respectively	377	375
Additional paid-in capital	1,499,904	1,490,698
Retained earnings	1,176,520	1,195,402
Shares held in treasury of 19,670,332 and 19,365,716 in 2015 and 2014, respectively, at cost	(1,305,104)	(1,283,476)
Accumulated other comprehensive loss, net of tax	(3,172)	(3,505)
	1,368,525	1,399,494
Noncontrolling interests in subsidiaries	104,651	117,993
Total equity	1,473,176	1,517,487
	$3,177,480	$3,245,033

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Revenues	$281,609	$328,224	$542,253	$638,241
Costs and Expenses:
Operating	207,743	231,906	406,891	450,882
Administrative and general	38,674	34,686	77,561	72,763
Depreciation and amortization	32,079	33,220	63,509	66,612
	278,496	299,812	547,961	590,257
Gains (Losses) on Asset Dispositions and Impairments, Net	4,386	4,295	(460)	8,973
Operating Income (Loss)	7,499	32,707	(6,168)	56,957
Other Income (Expense):
Interest income	4,474	6,030	9,053	10,073
Interest expense	(10,391)	(10,458)	(20,903)	(21,861)
Debt extinguishment losses	(29,536)	—	(29,536)	—
Marketable security gains, net	10,249	731	1,128	5,801
Derivative gains (losses), net	1,426	94	(1,570)	(143)
Foreign currency gains, net	2,436	1,720	443	1,521
Other, net	4,433	10,213	4,389	6,558
	(16,909)	8,330	(36,996)	1,949
Income (Loss) Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	(9,410)	41,037	(43,164)	58,906
Income Tax Expense (Benefit)	155	13,000	(11,799)	19,375
Income (Loss) Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(9,565)	28,037	(31,365)	39,531
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,064	(512)	4,963	1,709
Net Income (Loss)	(8,501)	27,525	(26,402)	41,240
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	(9,188)	6,458	(7,520)	8,664
Net Income (Loss) attributable to SEACOR Holdings Inc.	$687	$21,067	$(18,882)	$32,576

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$0.04	$1.05	$(1.06)	$1.62

Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$0.04	$0.98	$(1.06)	$1.58

Weighted Average Common Shares Outstanding:
Basic	17,780,759	19,989,402	17,779,250	20,049,056
Diluted	18,082,464	24,584,494	17,779,250	24,665,869

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income (Loss)	$(8,501)	$27,525	$(26,402)	$41,240
Other Comprehensive Income:
Foreign currency translation gains	4,289	1,826	555	2,238
Reclassification of foreign currency translation gains to foreign currency gains, net	—	(11)	—	(11)
Derivative gains (losses) on cash flow hedges	(288)	50	(685)	(23)
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	563	102	711	215
	4,564	1,967	581	2,419
Income tax (expense) benefit	(1,434)	(621)	(179)	(763)
	3,130	1,346	402	1,656
Comprehensive Income (Loss)	(5,371)	28,871	(26,000)	42,896
Comprehensive Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	(8,723)	6,650	(7,451)	8,903
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	$3,352	$22,221	$(18,549)	$33,993

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2014	$375	$1,490,698	$1,195,402	$(1,283,476)	$(3,505)	$117,993	$1,517,487
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,261	—	—	1,261
Exercise of stock options	1	1,991	—	—	—	—	1,992
Director stock awards	—	118	—	—	—	—	118
Restricted stock	1	(103)	—	—	—	—	(102)
Purchase of treasury shares	—	—	—	(22,889)	—	—	(22,889)
Amortization of share awards	—	7,200	—	—	—	—	7,200
Deconsolidation of subsidiary with noncontrolling interests	—	—	—	—	—	(1,578)	(1,578)
Issuance of noncontrolling interests	—	—	—	—	—	400	400
Distributions to noncontrolling interests	—	—	—	—	—	(4,713)	(4,713)
Net loss	—	—	(18,882)	—	—	(7,520)	(26,402)
Other comprehensive income	—	—	—	—	333	69	402
Six months ended June 30, 2015	$377	$1,499,904	$1,176,520	$(1,305,104)	$(3,172)	$104,651	$1,473,176

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Six Months Ended June 30,
	2015	2014
Net Cash Provided by Operating Activities	$98,539	$107,866
Cash Flows from Investing Activities:
Purchases of property and equipment	(132,128)	(273,669)
Proceeds from disposition of property and equipment	22,686	78,039
Investments in and advances to 50% or less owned companies	(28,605)	(21,464)
Return of investments and advances from 50% or less owned companies	40,529	10,013
Issuances of third party leases and notes receivable, net	(2,451)	(6,377)
Net (increase) decrease in restricted cash	16,435	(2,171)
Net (increase) decrease in construction reserve funds and Title XI reserve funds	2,891	(63,117)
Net cash used in investing activities	(80,643)	(278,746)
Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(128,001)	(7,226)
Net payments under inventory financing arrangements	(2,661)	(6,294)
Proceeds from issuance of long-term debt, net of issue costs	136,585	6
Common stock acquired for treasury	(22,889)	(39,221)
Proceeds and tax benefits from share award plans	3,149	6,288
Issuance of noncontrolling interests, net of issue costs	400	145,116
Purchase of subsidiary shares from noncontrolling interests	—	(2,090)
Distributions to noncontrolling interests	(4,713)	(792)
Net cash provided by (used in) financing activities	(18,130)	95,787
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(122)	1,073
Net Decrease in Cash and Cash Equivalents	(356)	(74,020)
Cash and Cash Equivalents, Beginning of Period	434,183	527,435
Cash and Cash Equivalents, End of Period	$433,827	$453,415

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The condensed consolidated financial information for the three and six months ended June 30, 2015 and 2014 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of June 30, 2015, its results of operations for the three and six months ended June 30, 2015 and 2014, its comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, its changes in equity for the six months ended June 30, 2015, and its cash flows for the six months ended June 30, 2015 and 2014. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
As of June 30, 2015, deferred revenues of $6.8 million, included in other current liabilities, related to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the "Conveyance") in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for chapter 11 bankruptcy, which was converted to chapter 7 in June 2014. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to August 17, 2012 and during the 90 days prior to the filing are subject to bankruptcy court approval. The Company will recognize revenues when legally permissible as provided under the bankruptcy court rules. All costs and expenses related to these charters were recognized as incurred.
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

As of June 30, 2015, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the six months ended June 30, 2015, capitalized interest totaled $9.6 million.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the six months ended June 30, 2015 and 2014, the Company recognized impairment charges of $6.6 million and $3.9 million, respectively, related to long-lived assets held for use.
Income Taxes. During the three and six months ended June 30, 2015, the Company's effective tax rates of negative 1.6% and 27.3%, respectively, were primarily due to tax benefits not recognized on losses attributable to noncontrolling interests (see Note 9).
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

	2015	2014
Balance at beginning of period	$159,911	$124,763
Adjustments to deferred gains arising from asset sales	2,035	40,445
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(11,273)	(7,155)
Amortization of deferred gains included in gains (losses) on asset dispositions and impairments, net	(4,597)	(2,656)
Balance at end of period	$146,076	$155,397

Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss were as follows:

	SEACOR Holdings Inc. Stockholders' Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Other	Other Comprehensive Income
December 31, 2014	$(3,494)	$(16)	$5	$(3,505)	$(86)	$3
Other comprehensive income	486	26	—	512	69	—	$581
Income tax expense	(170)	(9)	—	(179)	—	—	(179)
Six months ended June 30, 2015	$(3,178)	$1	$5	$(3,172)	$(17)	$3	$402
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
Computations of basic and diluted earnings (loss) per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	Net Income attributable to SEACOR	Average O/S Shares	Per Share	Net Income (Loss) Attributable to SEACOR	Average O/S Shares	Per Share
2015
Basic Weighted Average Common Shares Outstanding	$687	17,780,759	$0.04	$(18,882)	17,779,250	$(1.06)
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	301,705		—	—
Convertible Notes(2)(3)	—	—		—	—
Diluted Weighted Average Common Shares Outstanding	$687	18,082,464	$0.04	$(18,882)	17,779,250	$(1.06)
2014
Basic Weighted Average Common Shares Outstanding	$21,067	19,989,402	$1.05	$32,576	20,049,056	$1.62
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	394,567		—	416,288
Convertible Notes(2)	3,148	4,200,525		6,287	4,200,525
Diluted Weighted Average Common Shares Outstanding	$24,215	24,584,494	$0.98	$38,863	24,665,869	$1.58
______________________

(1)
For the three months ended June 30, 2015 and 2014, diluted earnings per common share of SEACOR excluded 685,645 and 365,398, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive. For the six months ended June 30, 2015 and 2014, diluted earnings per common share of SEACOR excluded 2,017,788 and 288,510, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the three and six months ended June 30, 2015 and 2014, diluted earnings per common share of SEACOR excluded 1,825,326 common shares issuable pursuant to the Company's 3.0% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

(3)
For the three and six months ended June 30, 2015, diluted earnings per common share of SEACOR excluded 4,200,525 common shares issuable pursuant to the Company's 2.5% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

New Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. The core principal of the new standard is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company has not yet selected the method of adoption or determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.
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
On April 7, 2015, the FASB issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The recognition and measurement guidance for debt issuance costs have not changed. The new standard requires retrospective application and represents a change in accounting principle. The final guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. As of June 30, 2015, the Company had $12.6 million of debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets.

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
During the six months ended June 30, 2015, capital expenditures were $132.1 million. Equipment deliveries during the six months ended June 30, 2015 included one fast support vessel, one supply vessel, one wind farm utility vessel and two inland river towboats.
During the six months ended June 30, 2015, the Company sold two offshore support vessels, one 10,000 barrel inland river tank barge, twelve inland river deck barges and other property and equipment for net proceeds of $24.7 million, ($22.7 million in cash and $2.0 million in seller financing) and gains of $3.6 million, of which $1.6 million were recognized currently and $2.0 million were deferred. In addition, the Company recognized previously deferred gains of $4.6 million.
During the six months ended June 30, 2015, the Company recognized impairment charges of $6.6 million related to the suspended construction of two offshore support vessels.

4.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
MexMar. MexMar operates offshore support vessels in Mexico. During the six months ended June 30, 2015, the Company and its partner each contributed additional capital of $7.9 million in cash to MexMar. In addition, during the six months ended June 30, 2015, MexMar repaid $15.0 million of seller financing provided by the Company.
OSV Partners. OSV Partners owns and operates five offshore support vessels. During the six months ended June 30, 2015, the Company contributed additional capital of $1.4 million in cash to OSV Partners. During the six months ended June 30, 2015, the Company sold one offshore support vessel for $14.3 million to OSV Partners.
Falcon Global. On August 1, 2014, the Company and Montco Global, LLC formed Falcon Global LLC ("Falcon Global") to construct and operate foreign-flag liftboats. The Company has a 50% ownership interest in Falcon Global. During the six months ended June 30, 2015, the Company and its partner each contributed additional capital of $9.9 million in cash to Falcon Global.

SCFCo. SCFCo was established to operate towboats and dry-cargo barges on the Parana-Paraguay Rivers in South America and a terminal facility at Port Ibicuy, Argentina. During the six months ended June 30, 2015, the Company and its partner each contributed additional capital of $3.0 million in cash to SCFCo. As of June 30, 2015, the Company had outstanding loans and working capital advances to SCFCo Holdings of $31.7 million.
Bunge-SCF Grain. Bunge-SCF Grain operates a terminal grain elevator in Fairmont City, Illinois. During the six months ended June 30, 2015, Bunge-SCF Grain repaid $2.0 million of working capital advances to the Company. As of June 30, 2015, the total balance of working capital advances outstanding was $7.0 million.
SCF Bunge Marine. SCF Bunge Marine provides towing services on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River and Ohio River. During the six months ended June 30, 2015, the Company received dividends of $2.5 million from SCF Bunge Marine.
Dorian. Dorian owns and operates foreign-flag VLGC's servicing the international Liquefied Petroleum Trade. During the six months ended June 30, 2015, the Company sold 150,000 shares of Dorian for $2.3 million in cash reducing the Company's ownership to 15.88%. As of June 30, 2015, the Company's carrying value of its investment in Dorian was $140.7 million and its fair value was $153.1 million based on the quoted market price.
Trailer Bridge. Trailer Bridge is an operator of U.S.-flag deck and RORO barges offering transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. During the six months ended June 30, 2015, Trailer Bridge repaid $15.5 million of bridge financing provided by the Company.
SEA-Access. SEA-Access owns and operates a U.S.-flag crude tanker. During the six months ended June 30, 2015, the Company received dividends of $3.9 million and capital distributions of $2.9 million from SEA-Access.
SeaJon. SeaJon owns an articulated tug-barge operating in the Great Lakes trade. During the six months ended June 30, 2015, the Company received dividends of $0.6 million from SeaJon.
SeaJon II. SeaJon II owns a U.S.-flag offshore tug on time charter to Trailer Bridge. During the six months ended June 30, 2015, the Company and its partner each contributed additional capital of $1.0 million in cash to SeaJon II.
Avion. Avion is a distributor of aircraft and aircraft related parts. During the six months ended June 30, 2015, Avion repaid $3.0 million of loans provided by the Company. As of June 30, 2015, the Company had no outstanding loans to Avion.
VA&E. On June 1, 2015, the Company contributed its 81.1% interest in the assets and liabilities of a previously controlled and consolidated subsidiary that operated its agricultural commodity trading and logistics business (including $3.5 million of cash on hand) in exchange for a 41.3% ownership interest in each of VA&E Trading USA LLC and VA&E Trading LLP (collectively "VA&E"), two newly formed 50% or less owned companies with certain subsidiaries of Ecom Agroindustrial Corp. Ltd. and certain managers of VA&E. VA&E primarily focuses on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product. As a consequence of the change in control, the Company recognized equity in earnings of 50% or less owned companies of $0.1 million, net of tax, related to marking its investments in VA&E to fair value. In addition, the Company provides an unsecured revolving credit facility to VA&E for up to $6.0 million. During the six months ended June 30, 2015, VA&E borrowed $1.8 million and repaid $2.0 million on the revolving credit facility. As of June 30, 2015, the outstanding balance on the revolving credit facility was $1.2 million.
Guarantees. The Company has guaranteed the payment of amounts owed under a vessel charter by one of its 50% or less owned companies, a construction contract for one of its 50% or less owned companies and amounts owed under banking facilities by certain of its 50% or less owned companies. As of June 30, 2015, the total amount guaranteed by the Company under these arrangements was $91.3 million. In addition, as of June 30, 2015, the Company had uncalled capital commitments to two of its 50% or less owned companies totaling $1.4 million.

5.	LONG-TERM DEBT
7.375% Senior Notes. SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the six months ended June 30, 2015, the Company purchased $14.0 million in principal amount of its 7.375% Senior Notes for $14.4 million, resulting in a loss on debt extinguishment of $0.5 million. As of June 30, 2015, the aggregate outstanding principal amount of the Company's 7.375% Senior Notes due 2019 was $219.5 million.
Title XI Bonds. On June 1, 2014, SEA-Vista redeemed its Title XI bonds for $99.9 million and recorded a $29.0 million loss on extinguishment of debt for the then unamortized debt discount, the make whole premium paid and certain other redemption costs. As a consequence of redeeming the bonds prior to their scheduled maturity, SEA-Vista was required to pay a make whole premium in the amount of $20.5 million. The redemption of the bonds released the liens on vessels supporting the Title XI financing and facilitated the issuance of the SEA-Vista Credit Facility (see note below). The redemption of the Title XI bonds was funded with advances from the SEA-Vista Credit Facility, its restricted cash and its Title XI reserve funds.
SEA-Vista Credit Facility. On April 15, 2015, SEA-Vista entered into a $300.0 million credit agreement with a syndicate of lenders that matures in 2020 (the " SEA-Vista Credit Facility") and is secured by substantially all of SEA-Vista's tangible and intangible assets with no recourse to SEACOR or its other subsidiaries. The SEA-Vista Credit Facility is comprised of three tranches: (i) a $100.0 million revolving credit facility (the "Revolving Loan"); (ii) an $80.0 million term loan (the "Term A-1 Loan"); and (iii) a $120.0 million delayed draw term loan (the "Term A-2 Loan"). The proceeds from the SEA-Vista Credit Facility were and will be used to fund SEA-Vista's working capital, general corporate purposes, capital commitments and the redemption of its Title XI Bonds (see note above). All three loans bear interest at a variable rate determined by reference to the London Interbank Offered Rate ("LIBOR") plus a margin of between 2.00% and 2.75% as determined in accordance with the SEA-Vista Credit Facility or, at the election of SEA-Vista, a Base Rate plus a margin of between 1.25% and 1.75% as determined in accordance with the SEA-Vista Credit Facility. A quarterly fee is payable on the unused commitments of all three tranches. SEA-Vista incurred $3.1 million of issuance costs related to the SEA-Vista Credit Facility. During the six months ended June 30, 2015, SEA-Vista drew $30.0 million under the Revolving Loan, $80.0 million under the Term A-1 Loan and $25.0 million under the Term A-2 Loan.
Each of the loans under the SEA-Vista Credit Facility will mature on April 15, 2020 (the "Maturity Date"), which may be accelerated in certain circumstances. The principal of the Term A-1 Loan is repayable commencing in June 2015 in quarterly installments of 1.25% of the aggregate principal amount of the Term A-1 Loan through June 30, 2017. Commencing on September 30, 2017, the principal of each of the Term A-1 Loan and the Term A-2 Loan is repayable in quarterly installments of 2.50% of the aggregate principal amount of such loans, with the outstanding principal balance, interest and all other amounts outstanding for all loans, including the Revolving Loan, due and payable on the Maturity Date. During the six months ended June 30, 2015, SEA-Vista made a scheduled repayment of $1.0 million on the Term A-1 Loan.
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
The SEA-Vista Credit Facility contains various financial maintenance and restrictive covenants including: funded debt to adjusted EBITDA; adjusted EBITDA to interest expense plus amortization; aggregate collateral vessel value to the sum of funded debt and unused and unexpired commitments; and minimum liquidity. In addition, the SEA-Vista Credit Facility restricts the payment of dividends and distributions as defined in the SEA-Vista Credit Facility.
ICP Revolving Credit Facility. On April 9, 2015, ICP obtained a $30.0 million revolving credit facility with JP Morgan Chase Bank, N.A. serving as Administrative Agent and Lender (the “ICP Revolving Credit Facility”), which includes an accordion feature whereby loan commitments available under the facility could be increased in the future by an additional $20.0 million, subject to lender approval. The ICP Revolving Credit Facility will primarily be used to finance working capital requirements and for general corporate purposes. The ICP Revolving Credit Facility matures on April 9, 2018 and is secured by all assets of ICP, except real estate, with no recourse to SEACOR or its other subsidiaries. ICP has agreed not to pledge its real estate as collateral to any other party. The amount available for borrowing at any given time under the ICP Revolving Credit Facility is determined by a formula based on the current outstanding loan balance, the amount of ICP’s eligible outstanding accounts receivable balances, and the carrying value of its eligible inventories, subject to additional reserves. Interest on outstanding loans would equate to the one-month LIBOR interest rate plus an applicable margin of 2.00%. A monthly commitment fee is payable based on the unused amounts of the ICP Revolving Credit Facility. The ICP Revolving Credit Facility places restrictions on ICP including limitations on its ability to incur indebtedness, liens, restricted payments, and asset sales. Other restricted payments, including dividends, are subject to certain conditions, including undrawn availability under the ICP Revolving Credit Facility and ICP’s pro forma fixed charge coverage ratio, as defined. In addition, ICP is subject to various covenants under this agreement, as defined. ICP incurred $0.3 million in issuance costs related to the ICP Revolving Credit Facility. As of June 30, 2015, ICP had no borrowings on the ICP Revolving Credit Facility.
Other. During the six months ended June 30, 2015, the Company made other scheduled payments on long-term debt of $3.9 million and made net payments of $2.7 million under inventory financing arrangements. In addition, the Company received advances of $4.9 million and made repayments of $8.9 million on another subsidiary's revolving credit facility.
As of June 30, 2015, the Company had outstanding letters of credit totaling $31.6 million with various expiration dates through 2018. Subsequent to June 30, 2015 the Company issued an additional letter of credit for $6.5 million.

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
The Company’s financial assets and liabilities as of June 30, 2015 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$29,411	$—	$—
Derivative instruments (included in other receivables)	472	259	—
Construction reserve funds	275,131	—	—
LIABILITIES
Short sale of marketable securities(1) (included in other current liabilities)	9,155	—	—
Derivative instruments (included in other current liabilities)	2,048	423	—
______________________

(1)
Marketable security gains, net include unrealized gains of $6.0 million and $2.1 million for the three months ended June 30, 2015 and 2014, respectively, related to marketable security positions held by the Company as of June 30, 2015. Marketable security gains, net include unrealized gains of $2.6 million and $4.4 million for the six months ended June 30, 2015 and 2014, respectively, related to marketable security positions held by the Company as of June 30, 2015.

The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2015 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$433,827	$433,827	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	10,442	see below
Notes receivable from third parties (included in other receivables and other assets)	25,512	see below
LIABILITIES
Long-term debt, including current portion(1)	924,593	—	985,610	—
______________________

(1)	The estimated fair value includes the conversion options on the Company's 2.5% and 3.0% Convertible Senior Notes.
The carrying value of cash and cash equivalents approximates fair value. The fair value of the Company’s long-term debt was estimated based upon quoted market prices or by using discounted cash flow analyses based on estimated current rates for similar types of arrangements. It was not practicable to estimate the fair value of the Company’s investments, at cost, in 50% or less owned companies because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. It was not practicable to estimate the fair value of the Company’s notes receivable from third parties as the overall returns are uncertain due to certain provisions for additional payments contingent upon future events. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The Company’s non-financial assets and liabilities that were measured at fair value during the six months ended June 30, 2015 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Construction in progress(1)	$—	$200	$—
Investment in VA&E(2)	—	6,938	—
______________________

(1)
During the six months ended June 30, 2015, the Company recognized impairment charges of $6.6 million related to the suspended construction of two offshore support vessels. The fair value of the construction in progress was determined based on the scrap value of the hulls.

(2)
During the six months ended June 30, 2015, the Company marked its equity investment in VA&E to fair value upon the deconsolidation of a previously controlled subsidiary following its contribution to VA&E. The fair value was determined based on the value of the equity investment the Company received.

7.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of June 30, 2015 were as follows (in thousands):

	Derivative Asset	Derivative Liability

Options on equities and equity indices	$—	$1,175
Forward currency exchange, option and future contracts	—	82
Interest rate swap agreements	—	341
Commodity swap, option and future contracts:
Exchange traded	472	873
Non-exchange traded	259	—
	$731	$2,471
Cash Flow Hedges. Certain of the Company's 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company's 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate. As of June 30, 2015, the interest rate swaps held by the Company's 50% or less owned companies were as follows:

•
MexMar had four interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.05% on the aggregate amortized notional value of $124.5 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Sea-Cat Crewzer II had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer II to pay a fixed rate of interest of 1.52% on the amortized notional value of $26.8 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Sea-Cat Crewzer had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer to pay a fixed rate of interest of 1.52% on the amortized notional value of $23.8 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
SCFCo had two interest rate swap agreements with maturities in 2015 that call for SCFCo to pay a fixed rate of interest ranging from 1.53% to 1.62% on the aggregate amortized notional value of $13.2 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
SeaJon had an interest rate swap agreement maturing in 2017 that calls for SeaJon to pay a fixed interest rate of 2.79% on the amortized notional value of $33.9 million and receive a variable interest rate based on LIBOR on the amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the six months ended June 30 as follows (in thousands):

	2015	2014
Options on equities and equity indices	$(442)	$22
Forward currency exchange, option and future contracts	(302)	187
Interest rate swap agreements	(5)	(135)
Commodity swap, option and future contracts:
Exchange traded	(2,271)	950
Non-exchange traded	1,450	(1,167)
	$(1,570)	$(143)
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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of June 30, 2015, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $2.5 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.
The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of June 30, 2015, the interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•
The Company had an interest rate swap agreement maturing in 2018 that calls for the Company to pay a fixed interest rate of 3.00% on the amortized notional value of $8.1 million and receive a variable interest rate based on Euribor on the amortized notional value.

•
OSV Partners had two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% on the aggregate amortized notional value of $45.6 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Dynamic Offshore had an interest rate swap agreement maturing in 2018 that calls for Dynamic Offshore to pay a fixed interest rate of 1.30% on the amortized notional value of $88.5 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Dorian had six interest rate swap agreements with maturities ranging from 2018 to 2020 that call for Dorian to a pay fixed rate of interest ranging from 2.96% to 5.40% on the aggregate amortized notional value of $116.5 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. ICP enters into exchange traded positions (primarily corn, ethanol and natural gas) to protect its raw material and finished goods inventory balance from market changes. VA&E enters into exchange traded positions to protect its fixed price future purchase and sale contracts for sugar as well as its inventory balances from market changes. As of June 30, 2015, the net market exposure to these commodities under these contracts was not material.

8.	STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the six months ended June 30, 2015, the Company acquired 284,227 shares of Common Stock for treasury for an aggregate purchase price of $19.9 million. As of June 30, 2015, the remaining authority under the repurchase plan was $130.1 million. Subsequent to June 30, 2015 and through July 24, 2015, the Company acquired 107,018 shares of Common Stock for treasury for an aggregate purchase price of $6.9 million.

During the six months ended June 30, 2015, the Company also purchased 40,859 shares of Common Stock for treasury for an aggregate purchase price of $3.0 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company's Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR's Board of Directors.

9.	NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company's consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests			June 30, 2015	December 31, 2014
Offshore Marine Services:
Windcat Workboats	25%			$8,502	$7,527
Other	1.8%	–	33.3%	839	1,323
Inland River Services:
Other	3.0%	–	51.8%	1,094	1,088
Shipping Services:
Sea-Vista	49%			73,043	89,680
Illinois Corn Processing	30%			20,764	16,397
Other	5.0%	–	14.6%	409	1,978
				$104,651	$117,993
Windcat Workboats. Windcat Workboats owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. As of June 30, 2015, the net assets of Windcat Workboats were $34.0 million. During the six months ended June 30, 2015, the net income of Windcat Workboats was $3.6 million, of which $0.9 million was attributable to noncontrolling interests. During the six months ended June 30, 2014, the net loss of Windcat Workboats was $0.1 million, of which the amount attributable to noncontrolling interests was not material.
SEA-Vista. SEA-Vista owns and operates the Company's fleet of U.S.-flag product tankers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products and holds contracts for the construction of three 50,000 DWT (deadweight tonnage) product tankers. As of June 30, 2015, the net assets of SEA-Vista were $149.1 million. During the six months ended June 30, 2015, the net loss of SEA-Vista was $25.9 million, of which $12.7 million was attributable to noncontrolling interests. During the six months ended June 30, 2014, the net income of SEA-Vista was $4.1 million, of which $2.0 million was attributable to noncontrolling interests.
Illinois Corn Processing. Illinois Corn Processing LLC (“ICP”) owns and operates an alcohol manufacturing, storage and distribution facility located in Pekin, IL. As of June 30, 2015, the net assets of ICP were $69.2 million. During the six months ended June 30, 2015, the net income of ICP was $14.6 million, of which $4.4 million was attributable to noncontrolling interests. During the six months ended June 30, 2014, the net income of ICP was $23.8 million, of which $6.0 million was attributable to noncontrolling interests.

10.	MULTI-EMPLOYER PENSION PLANS
MNRPF. The cumulative funding deficits of the MNRPF are currently being recovered by additional annual contributions from current employers that are subject to adjustment following the results of future tri-annual actuarial valuations. Prior to 2012, the Company was invoiced and expensed $0.4 million for its allocated share of the then cumulative funding deficits. On February 25, 2015, the High Court approved a new deficit contribution scheme whereby any funding deficit of the MNRPF is to be remedied through funding contributions from all participating current and former employers. Based on an actuarial valuation in 2014, the potential cumulative funding deficit of the MNRPF was $510.6 million (£325.0 million). The MNRPF’s trustee estimates the Company’s allocated share of the cumulative funding deficit to be $6.6 million (£4.2 million), including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. The Company will recognize payroll related operating expenses in the periods invoices are received.

AMOPP. During the six months ended June 30, 2015, the Company received notification from the AMOPP that the Company's withdrawal liability as of September 30, 2014 was $39.9 million based on an actuarial valuation performed as of that date. That liability may change in future years based on various factors, primarily employee census. As of June 30, 2015, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.

11.	SHARE BASED COMPENSATION
Transactions in connection with the Company’s share based compensation plans during the six months ended June 30, 2015 were as follows:

Director stock awards granted	1,625
Employee Stock Purchase Plan (“ESPP”) shares issued	20,470
Restricted stock awards granted	135,150
Restricted stock awards canceled	—
Shares released from Deferred Compensation Plan	—
Stock Option Activities:
Outstanding as of December 31, 2014	1,546,508
Granted	107,175
Exercised	(40,128)
Expired	(1,315)
Outstanding as of June 30, 2015	1,612,240
Shares available for future grants and ESPP purchases as of June 30, 2015	862,908

12.	COMMITMENTS AND CONTINGENCIES
As of June 30, 2015, the Company's unfunded capital commitments were $432.8 million and included: $142.3 million for 17 offshore support vessels; $1.7 million for two 30,000 barrel inland river liquid tank barges; $6.9 million for eight 10,000 barrel inland river liquid tank barges; $6.8 million for three inland river towboats; $190.3 million for three U.S.-flag product tankers; $41.9 million for one U.S.-flag articulated tug-barge; $20.5 million for two U.S.-flag harbor tugs; and $22.4 million for other equipment and improvements. These commitments are payable as follows: $135.9 million is payable during the remainder of 2015 (including $64.8 million for the construction of SEA-Vista's three U.S.-flag product tankers and one U.S.-flag articulated tug-barge); $233.2 million is payable during 2016 (including $146.9 million for the construction of SEA-Vista's three U.S.-flag product tankers and one U.S.-flag articulated tug-barge); $38.8 million is payable during 2017 (including $20.5 million for the construction of SEA-Vista's three U.S.-flag product tankers); $19.0 million is payable during 2018; and $5.9 million is payable during 2019. Of these commitments, approximately $6.8 million may be terminated without further liability other than the payment of liquidated damages of $0.7 million.
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

On December 15, 2010, NRC, a subsidiary of the Company prior to the SES Business Transaction, and ORM were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The “B3” master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. On July 17, 2014, the Court issued a pretrial order that established a protocol for disclosures clarifying the basis for the “B3” claims asserted against the Clean-Up Responder Defendants, including ORM and NRC, in the MDL. Under this protocol, Plaintiffs who satisfy certain criteria and believe they have specific evidence in support of their claims, including that any Clean-Up Responder Defendant(s) failed to act pursuant to the authority and direction of the federal government in conducting Deepwater Horizon oil spill remediation and clean-up operations, had to submit a sworn statement or face dismissal. Plaintiffs’ deadline to serve such sworn statements in support of their claims was September 22, 2014, with the exception of several Plaintiffs who were granted an extension until October 10, 2014. On November 14, 2014, the Clean-Up Responder Defendants and the Plaintiffs’ Steering Committee in the MDL submitted a joint report to the Court regarding claimants’ compliance with the pretrial order.  In this joint report, the parties (i) explained how they complied with the notice requirements of Court’s July 17, 2014 pretrial order, (ii) noted that they had received 102 sworn statements in connection with this pretrial order, and (iii) provided the Court with an assessment of the sworn statements received. An additional sworn statement was received after the joint report was submitted. Procedures and next steps in connection with the “B3” claims will now be addressed by the Court. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Subsequent to the filing of the referenced master complaint, ten additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. By court order, all of these additional individuals' cases have been stayed until further notice. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 13, 2011, the Company was named as a defendant in Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), an action in which plaintiff, a former employee, alleges sustaining personal injuries in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case was subject to the MDL Court’s stay of individual proceedings, the employee moved to sever his case from the MDL on July 16, 2012, which the Court denied on March 5, 2013. The employee filed a motion asking the Court to reconsider, which was denied on May 3, 2013, and the employee filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) on May 22, 2013. On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction, which was granted on August 16, 2013. The same Company employee has also brought a claim in the M/V Seacor Vanguard vessel’s limitation action in the MDL which relates to any actions that may have been taken by vessels owned by the Company to extinguish the fire. On October 20, 2014, the Company moved for summary judgment, seeking dismissal with prejudice of all of the Company employee’s claims in the MDL in light of the Court’s prior rulings. On May 22, 2015, the employee filed an opposition to the Company's motion as well as a motion to be recognized as an opt-out plaintiff or extend the opt-out deadline in connection with the below-referenced Medical Settlement, and on May 29, 2015, the Company filed a reply brief in further support of its motion. On June 10, 2015, the Court granted the Company's motion for summary judgment, dismissing all of the employee's claims against the Company and/or the M/V Seacor Vanguard with prejudice, and denied the employee's May 22, 2015 motion regarding his opt-out position in connection with the Medical Settlement. Final judgments for all of the employee's claims were issued by the Court on June 17, 2015, and the employee filed his Notice of Appeal on July 7, 2015. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract.

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

Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company (“BP America”) (collectively “BP”) and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP. The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012. A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages Class Action Settlement ("E&P Settlement") on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement ("Medical Settlement") on January 11, 2013. Both class action settlements were appealed to the Fifth Circuit. The Fifth Circuit affirmed the MDL Court’s decision concerning the E&P Settlement on January 10, 2014, and also affirmed the MDL Court’s decision concerning the interpretation of the E&P Settlement with respect to business economic loss claims on March 3, 2014. The appeal of the Medical Settlement, on the other hand, was voluntarily dismissed and the Medical Settlement became effective on February 12, 2014. The deadline for submitting claims in both settlements have passed. Although neither the Company, ORM, nor NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the Company's and ORM's potential exposure, if any, from some of the pending actions described above, and continues to evaluate the settlements' impacts on these cases. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2015
Operating Revenues:
External customers	96,689	60,543	55,674	48,371	20,332	—	281,609
Intersegment	26	607	—	—	5	(638)	—
	96,715	61,150	55,674	48,371	20,337	(638)	281,609
Costs and Expenses:
Operating	72,173	48,556	36,124	40,588	11,103	(801)	207,743
Administrative and general	12,655	3,765	6,676	509	6,617	8,452	38,674
Depreciation and amortization	15,692	7,362	6,611	979	489	946	32,079
	100,520	59,683	49,411	42,076	18,209	8,597	278,496
Gains (Losses) on Asset Dispositions	3,455	1,166	—	—	(235)	—	4,386
Operating Income (Loss)	(350)	2,633	6,263	6,295	1,893	(9,235)	7,499
Other Income (Expense):
Derivative gains, net	4	177	—	50	304	891	1,426
Foreign currency gains, net	1,907	208	9	—	36	276	2,436
Other, net	43	—	187	4,112	40	51	4,433
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,826	(3,717)	2,363	—	(408)	—	1,064
Segment Profit (Loss)	4,430	(699)	8,822	10,457	1,865
Other Income (Expense) not included in Segment Profit							(25,204)
Less Equity Earnings included in Segment Profit							(1,064)
Loss Before Taxes and Equity Earnings							(9,410)

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2015
Operating Revenues:
External customers	190,110	116,379	107,081	87,969	40,714	—	542,253
Intersegment	61	1,378	—	—	75	(1,514)	—
	190,171	117,757	107,081	87,969	40,789	(1,514)	542,253
Costs and Expenses:
Operating	146,528	90,069	73,255	73,706	24,933	(1,600)	406,891
Administrative and general	26,214	7,649	12,965	1,071	13,753	15,909	77,561
Depreciation and amortization	31,058	14,251	13,346	1,959	989	1,906	63,509
	203,800	111,969	99,566	76,736	39,675	16,215	547,961
Gains (Losses) on Asset Dispositions and Impairments, Net	(3,194)	2,969	—	—	(235)	—	(460)
Operating Income (Loss)	(16,823)	8,757	7,515	11,233	879	(17,729)	(6,168)
Other Income (Expense):
Derivative gains (losses), net	(5)	259	—	(778)	(472)	(574)	(1,570)
Foreign currency gains (losses), net	1,890	(913)	(3)	—	(4)	(527)	443
Other, net	(103)	—	216	4,112	48	116	4,389
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	5,801	(3,991)	3,504	—	(351)	—	4,963
Segment Profit (Loss)	(9,240)	4,112	11,232	14,567	100
Other Income (Expense) not included in Segment Profit (Loss)							(40,258)
Less Equity Earnings included in Segment Profit (Loss)							(4,963)
Loss Before Taxes and Equity Earnings							(43,164)

Capital Expenditures	53,118	12,702	63,421	2,519	26	342	132,128

As of June 30, 2015
Property and Equipment:
Historical cost	1,072,937	492,508	454,076	47,256	3,146	30,386	2,100,309
Accumulated depreciation	(525,937)	(169,677)	(226,127)	(17,447)	(2,901)	(12,842)	(954,931)
	547,000	322,831	227,949	29,809	245	17,544	1,145,378
Construction in progress	103,992	27,352	264,191	3,237	—	261	399,033
	650,992	350,183	492,140	33,046	245	17,805	1,544,411
Investments, at Equity, and Advances to 50% or Less Owned Companies	126,601	100,700	206,889	—	48,112	—	482,302
Inventories	5,583	2,085	878	11,190	—	—	19,736
Goodwill	13,367	2,500	1,852	—	44,967	—	62,686
Intangible Assets	1,113	6,461	—	—	23,168	—	30,742
Other current and long-term assets, excluding cash and near cash assets(3)	103,444	70,975	32,208	10,345	61,592	20,670	299,234
Segment Assets	901,100	532,904	733,967	54,581	178,084
Cash and near cash assets(3)							738,369
Total Assets							3,177,480
______________________

(1)	Operating revenues includes $82.3 million of tangible product sales and operating expenses includes $68.0 million of costs of goods sold.

(2)	Inventories includes raw materials of $1.7 million and work in process of $1.6 million.

(3)	Cash and near cash assets includes cash, cash equivalents, marketable securities, and construction reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2014
Operating Revenues:
External customers	138,214	55,200	53,575	72,798	8,437	—	328,224
Intersegment	33	807	—	—	—	(840)	—
	138,247	56,007	53,575	72,798	8,437	(840)	328,224
Costs and Expenses:
Operating	93,755	45,047	28,018	56,429	9,464	(807)	231,906
Administrative and general	13,426	3,835	5,421	594	3,449	7,961	34,686
Depreciation and amortization	16,448	7,564	7,115	1,010	82	1,001	33,220
	123,629	56,446	40,554	58,033	12,995	8,155	299,812
Gains (Losses) on Asset Dispositions and Impairments, Net	3,526	810	(41)	—	—	—	4,295
Operating Income (Loss)	18,144	371	12,980	14,765	(4,558)	(8,995)	32,707
Other Income (Expense):
Derivative gains (losses), net	(70)	—	—	(1,519)	1,500	183	94
Foreign currency gains (losses), net	1,322	474	1	—	53	(130)	1,720
Other, net	14,739	—	158	300	(5,013)	29	10,213
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,244	(3,335)	1,564	—	(985)	—	(512)
Segment Profit (Loss)	36,379	(2,490)	14,703	13,546	(9,003)
Other Income (Expense) not included in Segment Profit (Loss)							(3,697)
Less Equity Earnings included in Segment Profit (Loss)							512
Income Before Taxes and Equity Earnings							41,037

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2014
Operating Revenues:
External customers	267,171	112,211	105,976	131,454	21,429	—	638,241
Intersegment	77	1,755	—	—	—	(1,832)	—
	267,248	113,966	105,976	131,454	21,429	(1,832)	638,241
Costs and Expenses:
Operating	187,798	84,721	55,015	103,703	21,400	(1,755)	450,882
Administrative and general	28,586	8,172	11,317	1,105	6,560	17,023	72,763
Depreciation and amortization	32,752	14,934	14,869	2,000	167	1,890	66,612
	249,136	107,827	81,201	106,808	28,127	17,158	590,257
Gains (Losses) on Asset Dispositions and Impairments, Net	11,264	1,663	(41)	—	(409)	(3,504)	8,973
Operating Income (Loss)	29,376	7,802	24,734	24,646	(7,107)	(22,494)	56,957
Other Income (Expense):
Derivative gains (losses), net	(131)	—	—	(801)	767	22	(143)
Foreign currency gains (losses), net	1,429	147	(9)	—	62	(108)	1,521
Other, net	14,739	(38)	(3,775)	493	(4,838)	(23)	6,558
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	4,885	(3,747)	2,317	—	(1,746)	—	1,709
Segment Profit (Loss)	50,298	4,164	23,267	24,338	(12,862)
Other Income (Expense) not included in Segment Profit (Loss)							(5,987)
Less Equity Earnings included in Segment Profit (Loss)							(1,709)
Income Before Taxes and Equity Earnings							58,906

Capital Expenditures	46,621	44,086	165,160	2,098	123	15,581	273,669

As of June 30, 2014
Property and Equipment:
Historical cost	1,154,174	519,586	451,123	44,808	3,760	43,176	2,216,627
Accumulated depreciation	(499,092)	(161,091)	(200,908)	(13,369)	(769)	(13,213)	(888,442)
	655,082	358,495	250,215	31,439	2,991	29,963	1,328,185
Construction in progress	91,824	32,175	171,204	2,156	224	(60)	297,523
	746,906	390,670	421,419	33,595	3,215	29,903	1,625,708
Investments, at Equity, and Advances to 50% or Less Owned Companies	129,775	61,653	205,110	—	87,626	—	484,164
Inventories	5,571	2,309	1,438	9,926	963	—	20,207
Goodwill	13,367	2,793	1,852	—	—	—	18,012
Intangible Assets	2,784	7,085	575	—	310	—	10,754
Other current and long-term assets, excluding cash and near cash assets(3)	154,188	55,819	19,816	13,559	49,232	18,642	311,256
Segment Assets	1,052,591	520,329	650,210	57,080	141,346
Cash and near cash assets(3)							825,892
Total Assets							3,295,993
______________________

(1)	Operating revenues includes $126.1 million of tangible product sales and operating expenses includes $98.2 million of costs of goods sold.

(2)	Inventories includes raw materials of $2.2 million and work in process of $1.3 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months ("Current Year Quarter") and six months ("Current Six Months") ended June 30, 2015 compared with the three months ("Prior Year Quarter") and six months ("Prior Six Months") ended June 30, 2014. See "Item 1. Financial Statements—Note 13. Segment Information" included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the same meaning as such defined terms used in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Offshore Marine Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	34,747	36	68,622	50	64,264	34	125,671	47
Africa, primarily West Africa	14,713	15	16,898	12	30,537	16	34,152	13
Middle East	10,837	11	11,650	9	22,409	12	24,102	9
Brazil, Mexico, Central and South America	7,211	8	8,498	6	17,028	9	20,663	8
Europe, primarily North Sea	26,257	27	28,140	20	50,759	26	54,726	20
Asia	2,950	3	4,439	3	5,174	3	7,934	3
	96,715	100	138,247	100	190,171	100	267,248	100
Costs and Expenses:
Operating:
Personnel	36,905	38	47,276	34	76,472	40	94,410	35
Repairs and maintenance	10,009	10	13,117	10	18,691	10	27,218	10
Drydocking	5,932	6	10,887	8	12,814	7	21,967	8
Insurance and loss reserves	2,452	3	3,418	2	5,022	3	6,589	3
Fuel, lubes and supplies	5,148	5	7,005	5	10,530	5	14,395	6
Leased-in equipment	6,197	7	6,947	5	12,995	7	13,899	5
Brokered vessel activity	—	—	19	—	—	—	24	—
Other	5,530	6	5,086	4	10,004	5	9,296	3
	72,173	75	93,755	68	146,528	77	187,798	70
Administrative and general	12,655	13	13,426	10	26,214	14	28,586	11
Depreciation and amortization	15,692	16	16,448	12	31,058	16	32,752	12
	100,520	104	123,629	90	203,800	107	249,136	93
Gains (Losses) on Asset Dispositions, Net	3,455	4	3,526	3	(3,194)	(2)	11,264	4
Operating Income (Loss)	(350)	—	18,144	13	(16,823)	(9)	29,376	11
Other Income (Expense):
Derivative gains (losses), net	4	—	(70)	—	(5)	—	(131)	—
Foreign currency gains, net	1,907	2	1,322	1	1,890	1	1,429	1
Other, net	43	—	14,739	10	(103)	—	14,739	5
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	2,826	3	2,244	2	5,801	3	4,885	2
Segment Profit (Loss)(1)	4,430	5	36,379	26	(9,240)	(5)	50,298	19
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Charter Arrangement. The table below sets forth, for the periods indicated, operating revenues by charter arrangement.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	32,778	34	65,350	47	60,295	32	119,860	45
Africa, primarily West Africa	13,351	14	15,847	12	28,810	15	32,154	12
Middle East	7,797	8	9,430	7	17,134	9	19,625	7
Brazil, Mexico, Central and South America	4,444	4	7,805	6	11,457	6	18,825	7
Europe, primarily North Sea	25,503	26	27,706	20	49,447	26	53,554	20
Asia	2,517	3	4,334	3	4,840	2	7,932	3
Total time charter	86,390	89	130,472	95	171,983	90	251,950	94
Bareboat charter	2,425	3	591	—	4,823	3	1,293	1
Other marine services	7,900	8	7,184	5	13,365	7	14,005	5
	96,715	100	138,247	100	190,171	100	267,248	100

Time Charter Operating Data. The table below sets forth the average rates per day worked, utilization and available days data for Offshore Marine Services’ owned and leased-in vessels available for time charter in the periods indicated. The rate per day worked is the ratio of total time charter revenues to the aggregate number of days worked. Utilization is the ratio of aggregate number of days worked to total available days for all vessels. Available days represents the total calendar days for which vessels were owned or leased-in by Offshore Marine Services whether marketed, under repair, cold-stacked or otherwise out-of-service.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rates Per Day Worked:
Anchor handling towing supply	$28,463	$25,796	$25,398	$25,339
Fast support	9,795	9,222	9,593	8,928
Mini-supply	5,861	6,627	5,823	6,920
Standby safety	10,303	10,932	10,226	10,807
Supply	15,112	16,948	16,311	17,059
Towing supply	8,579	9,339	8,651	9,775
Specialty	20,749	26,860	18,408	23,266
Liftboats	20,675	23,017	21,176	22,677
Overall Average Rates Per Day Worked (excluding wind farm utility)	13,955	15,470	13,556	14,894
Wind farm utility	2,414	2,553	2,492	2,492
Overall Average Rates Per Day Worked	9,993	12,259	10,025	11,963
Utilization:
Anchor handling towing supply	57%	83%	62%	80%
Fast support	67%	75%	73%	78%
Mini-supply	100%	81%	92%	87%
Standby safety	84%	88%	84%	88%
Supply	44%	82%	56%	84%
Towing supply	99%	74%	97%	83%
Specialty	45%	52%	36%	49%
Liftboats	42%	80%	35%	70%
Overall Fleet Utilization (excluding wind farm utility)	65%	80%	66%	80%
Wind farm utility	96%	91%	90%	86%
Overall Fleet Utilization	73%	83%	72%	81%
Available Days:
Anchor handling towing supply	1,365	1,547	2,715	3,077
Fast support	2,086	2,533	4,216	5,138
Mini-supply	364	479	724	1,019
Standby safety	2,184	2,184	4,344	4,344
Supply	953	1,407	1,975	2,937
Towing supply	182	182	362	362
Specialty	273	273	543	543
Liftboats	1,365	1,365	2,715	2,715
Overall Fleet Available Days (excluding wind farm utility)	8,772	9,970	17,594	20,135
Wind farm utility	3,094	2,912	6,091	5,775
Overall Fleet Available Days	11,866	12,882	23,685	25,910

Excluding the Company’s cold-stacked and wind farm utility vessels, fleet utilization was 74% in the Current Year Quarter compared with 82% in the Prior Year Quarter and 73% in the Current Six Months compared with 81% in the Prior Six Months. The Company adheres to a strategy of laying up vessels during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company may maintain class certification on certain stacked vessels thereby incurring some drydocking costs while stacked. Cold-stacked vessels are returned to active service when market conditions improve or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels return to service. As of June 30, 2015, the Company had twelve vessels cold-stacked compared with two vessels as of June 30, 2014. As of June 30, 2015, three of the Company’s cold-stacked vessels were leased-in, two of which are expected to be returned to their owners during the remainder of 2015.
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $41.5 million lower for the Current Year Quarter compared with the Prior Year Quarter.  Time charter revenues were $44.1 million lower for the Current Year Quarter compared with the Prior Year Quarter.
Excluding the contribution of the wind farm utility vessels, fleet utilization was 65% in the Current Year Quarter compared with 80% in the Prior Year Quarter, and average day rates were $13,955 per day in the Current Year Quarter compared with $15,470 per day in the Prior Year Quarter, a decrease of $1,515 per day or 10%. The number of days available for charter was 8,772 in the Current Year Quarter compared with 9,970 in the Prior Year Quarter, a decrease of 1,198 days or 12%.
In the U.S., time charter revenues were $32.6 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $23.8 million lower due to reduced utilization, of which $17.7 million was a consequence of cold-stacking vessels and $6.1 million for vessels in active service. In addition, time charter revenues were $4.9 million lower due to net fleet dispositions and $6.1 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. Time charter revenues were $2.2 million higher due to an increase in average day rates primarily due to the contribution of several charters for anchor handling towing supply vessels during the Current Year Quarter. The number of available days for charter was 3,066 in the Current Year Quarter compared with 4,280 in the Prior Year Quarter, a decrease of 1,214 or 28%. As of June 30, 2015, the Company had ten vessels cold-stacked in this region compared with two vessels as of June 30, 2014.
In Africa, time charter revenues were $2.5 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $1.5 million lower due to a decrease in average day rates and $1.0 million lower due to the repositioning of vessels between geographic regions.
In the Middle East, time charter revenues were $1.6 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $1.5 million lower due to reduced utilization, $0.4 million lower due to reduced average day rates and $0.3 million lower due to fleet dispositions. Time charter revenues were $0.6 million higher due to the repositioning of vessels between geographic regions.
In Brazil, Mexico and Central and South America, time charter revenues were $3.4 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.5 million lower due to reduced average day rates, $2.3 million lower due to the repositioning of vessels between geographic regions and $1.2 million lower due to fleet dispositions. Time charter revenues were $0.6 million higher due to improved utilization.
In Europe, excluding wind farm utility vessels, time charter revenues were $2.0 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.8 million lower due to reduced utilization, $1.8 million lower due to unfavorable changes in currency exchange rates and $0.6 million higher due to improved average day rates. For the wind farm utility vessels, time charter revenues were $0.2 million lower. Time charter revenues were $0.2 million lower due to reduced average day rates and $0.6 million lower due to unfavorable changes in currency exchange rates. Time charter revenues were $0.1 million higher due to improved utilization and $0.5 million higher due to fleet additions.
In Asia, time charter revenues were $1.8 million lower in the Current Year Quarter compared with the Prior Year Quarter.  Time charter revenues were $1.5 million lower due to reduced utilization, of which $0.8 million was a consequence of cold-stacking vessels and $0.7 million for vessels in active service. In addition, time charter revenues were $0.3 million lower due to reduced average day rates. As of June 30, 2015, the Company had two vessels cold-stacked in this region compared with none as of June 30, 2014.
Operating Expenses. Operating expenses were $21.6 million lower in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, operating expenses were $7.8 million lower due to net fleet dispositions, $6.1 million lower due to the effect of cold-stacking vessels, $1.4 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix and $6.3 million lower for vessels in active service.

Personnel costs were $3.7 million lower due to net fleet dispositions, $3.9 million lower due to the effect of cold-stacking vessels, $1.1 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix and $1.7 million lower for vessels in active service primarily due to favorable changes in currency exchange rates partially offset by increased seafarer compensation costs. Repair and maintenance costs were $1.2 million lower due to net fleet dispositions, $0.7 million lower due to the effect of cold-stacking vessels and $1.4 million lower for vessels in active service primarily due to reduced expenditures in all geographic regions except West Africa and the Middle East and $0.2 million higher due to the repositioning of vessels between geographic regions and other changes in fleet mix. Drydocking expenses were $0.3 million lower due to net fleet dispositions, $0.6 million lower due to the effect of cold-stacking vessels, $0.2 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix and $3.9 million lower for vessels in active service primarily due to reduced expenditures in all geographic regions except Brazil, Mexico and Central and South America.
Administrative and General. Administrative and general expenses were $0.8 million lower for the Current Year Quarter compared with the Prior Year Quarter primarily due to a reduction in shore side personnel costs.
Gains on Asset Dispositions. During the Current Year Quarter, the Company sold two offshore support vessels and other equipment for net proceeds of $15.5 million and gains of $1.0 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $2.5 million. During the Prior Year Quarter, the Company sold four offshore support vessels and other equipment for net proceeds of $50.5 million and gains of $14.5 million, of which $2.5 million was recognized currently and $12.0 million was deferred. In addition, the Company recognized previously deferred gains of $1.0 million.
Operating Income. Excluding the impact of gains (losses) on asset dispositions and impairments, net, operating loss as a percentage of operating revenues was 4% in the Current Year Quarter compared with operating income as a percentage of operating revenues of 10% in the Prior Year Quarter. The decrease was primarily due to weaker market conditions discussed above.
Other, Net. During the Prior Year Quarter, the Company received net litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction. Upon settlement of the litigation, the Company recognized a gain of $14.7 million.
Current Year Six Months compared with Prior Year Six Months
Operating Revenues. Operating revenues were $77.1 million lower for the Current Six Months compared with the Prior Six Months. Time charter revenues were $80.0 million lower for the Current Six Months compared with the Prior Six Months.
Excluding the contribution of the wind farm utility vessels, fleet utilization was 66% in the Current Six Months compared with 80% in the Prior Six Months, and average day rates were $13,556 per day in the Current Six Months compared with $14,894 per day in the Prior Six Months, a decrease of $1,338 per day or 9%. The number of days available for charter was 17,594 in the Current Six Months compared with 20,135 in the Prior Six Months, a decrease of 2,541 days or 13%.
In the U.S., time charter revenues were $59.6 million lower in the Current Six Months compared with the Prior Six Months. Time charter revenues were $38.6 million lower due to reduced utilization, of which $22.9 million was a consequence of cold-stacking vessels and $15.7 million for vessels in active service. In addition, time charter revenues were $14.0 million lower due to net fleet dispositions and $7.5 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. Time charter revenues were $0.5 million higher due to an increase in average day rates. The number of available days for charter was 6,167 in the Current Year Quarter compared with 8,822 in the Prior Year Quarter, a decrease of 2,655 or 30%. As of June 30, 2015, the Company had ten vessels cold-stacked in this region compared with two vessels as of June 30, 2014.
In Africa, time charter revenues were $3.3 million lower in the Current Six Months compared with the Prior Six Months. Time charter revenues were $2.0 million lower due to reduced utilization, $2.1 million lower due to a decrease in average day rates and $0.4 million lower due to the repositioning of vessels between geographic regions. Time charter revenues were $1.2 million higher due to fleet additions.
In the Middle East, time charter revenues were $2.5 million lower in the Current Six Months compared with the Prior Six Months. Time charter revenues were $1.1 million lower due to reduced utilization, $1.1 million lower due to reduced average day rates and $0.3 million lower due to fleet dispositions.

In Brazil, Mexico and Central and South America, time charter revenues were $7.4 million lower in the Current Six Months compared with the Prior Six Months. Time charter revenues were $5.9 million lower due to the repositioning of two vessels out of the region following the conclusion of contracts. In addition, time charter revenues were $1.1 million lower due to reduced average day rates and $1.2 million lower due to fleet dispositions. Time charter revenues were $0.8 million higher due to improved utilization. The number of available days for charter was 604 in the Current Six Months compared with 893 in the Prior Six Months, a decrease of 289 or 32%.
In Europe, excluding wind farm utility vessels, time charter revenues were $4.0 million lower in the Current Six Months compared with the Prior Six Months. Time charter revenues were $1.9 million lower due to reduced utilization, $3.6 million lower due to unfavorable changes in currency exchange rates and $1.5 million higher due to improved average day rates. For the wind farm utility vessels, time charter revenues were $0.1 million lower. Time charter revenues were $0.1 million higher due to improved average day rates and $0.9 million higher due to fleet additions. Time charter revenues were $1.1 million lower due to unfavorable changes in currency exchange rates.
In Asia, time charter revenues were $3.1 million lower in the Current Six Months compared with the Prior Six Months. Time charter revenues were $2.8 million lower due to reduced utilization, of which $2.0 million was a consequence of cold-stacking vessels and $0.8 million for vessels in active service. In addition, time charter revenues were $0.3 million lower due to reduced average day rates. As of June 30, 2015, the Company had two vessels cold-stacked in this region compared with none as of June 30, 2014.
Operating Expenses. Operating expenses were $41.3 million lower in the Current Six Months compared with the Prior Six Months. On an overall basis, operating expenses were $17.4 million lower due to net fleet dispositions, $7.9 million lower due to the effect of cold-stacking vessels, $2.6 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $13.4 million lower for vessels in active service.
Personnel costs were $8.5 million lower due to net fleet dispositions, $5.1 million lower due to the effect of cold-stacking vessels, $1.9 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix and $2.4 million lower for vessels in active service primarily due to favorable changes in currency exchange rates partially offset by increased seafarer compensation costs. Repair and maintenance costs were $2.8 million lower due to net fleet dispositions, $0.6 million lower due to the effect of cold-stacking vessels, $0.7 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix and $4.4 million lower for vessels in active service primarily due to reduced expenditures in all geographic regions. Drydocking expenses were $1.2 million lower due to net fleet dispositions, $0.8 million lower due to the effect of cold-stacking vessels, $0.3 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix and $6.9 million lower for vessels in active service primarily due to reduced expenditures in all geographic regions except Brazil, Mexico and Central and South America.
Administrative and General. Administrative and general expenses were $2.4 million lower for the Current Six Months compared with the Prior Six Months primarily due to a reduction in shore side personnel costs and a provision for doubtful accounts in the Prior Six Months.
Gains on Asset Dispositions. During the Current Six Months, the Company sold two offshore support vessels and other equipment for net proceeds of $15.7 million and gains of $0.9 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $2.5 million and recorded a $6.6 million impairment charge related to the suspended construction of two offshore support vessels. During the Prior Six Months, the Company sold nine offshore support vessels and other equipment for net proceeds of $60.8 million and gains of $22.2 million, of which $10.2 million was recognized currently and $12.0 million was deferred. In addition, the Company recognized previously deferred gains of $1.1 million.
Operating Income. Excluding the impact of gains (losses) on asset dispositions and impairments, net, operating loss as a percentage of operating revenues was 7% in the Current Six Months, compared with operating income as a percentage of operating revenues of 7% in the Prior Six Months. The decrease was primarily due to weaker market conditions as discussed above.
Other, Net. During the Prior Six Months, the Company received net litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction. Upon settlement of the litigation, the Company recognized a gain of $14.7 million.

The composition of Offshore Marine Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2015
Anchor handling towing supply	13	1	4	—	18
Fast support	21	7	2	3	33
Mini-supply	4	2	—	1	7
Standby safety	24	1	—	—	25
Supply	7	12	4	3	26
Towing supply	2	1	—	—	3
Specialty	3	5	—	1	9
Liftboats	13	—	2	—	15
Wind farm utility	34	3	—	—	37
	121	32	12	8	173
2014
Anchor handling towing supply	14	1	3	—	18
Fast support	22	7	6	3	38
Mini-supply	4	2	1	—	7
Standby safety	24	1	—	—	25
Supply	7	8	9	3	27
Towing supply	2	1	—	—	3
Specialty	3	5	—	1	9
Liftboats	14	—	1	—	15
Wind farm utility	32	3	—	—	35
	122	28	20	7	177

Inland River Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	60,389	99	55,856	100	116,461	99	113,408	100
Foreign	761	1	151	—	1,296	1	558	—
	61,150	100	56,007	100	117,757	100	113,966	100
Costs and Expenses:
Operating:
Barge logistics	24,755	40	27,691	50	49,889	42	51,023	45
Personnel	6,897	11	5,823	10	13,462	11	11,802	10
Repairs and maintenance	4,330	7	2,423	4	6,599	6	3,941	3
Insurance and loss reserves	976	2	1,186	2	2,166	2	2,013	2
Fuel, lubes and supplies	6,881	11	1,866	3	8,272	7	3,662	3
Leased-in equipment	1,594	3	2,550	5	3,725	3	5,908	5
Other	3,123	5	3,508	6	5,956	5	6,372	6
	48,556	79	45,047	80	90,069	76	84,721	74
Administrative and general	3,765	6	3,835	7	7,649	7	8,172	7
Depreciation and amortization	7,362	12	7,564	14	14,251	12	14,934	13
	59,683	97	56,446	101	111,969	95	107,827	94
Gains on Asset Dispositions	1,166	2	810	1	2,969	3	1,663	1
Operating Income	2,633	5	371	—	8,757	8	7,802	7
Other Income (Expense):
Derivative gains, net	177	—	—	—	259	—	—	—
Foreign currency gains (losses), net	208	—	474	1	(913)	(1)	147	—
Other, net	—	—	—	—	—	—	(38)	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(3,717)	(6)	(3,335)	(6)	(3,991)	(3)	(3,747)	(3)
Segment Profit (Loss)(1)	(699)	(1)	(2,490)	(5)	4,112	4	4,164	4
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Dry-cargo barge pools	29,168	48	29,308	52	60,489	51	59,267	52
Charter-out of dry-cargo barges	936	1	1,123	2	1,848	2	2,398	2
Liquid unit tow operations	10,373	17	11,262	20	21,049	18	22,399	20
10,000 barrel liquid tank barge operations	5,437	9	6,345	11	10,443	9	11,817	10
Terminal operations	5,330	9	4,892	9	11,233	10	9,572	8
Fleeting operations	5,326	9	5,282	10	10,009	8	11,267	10
Inland river towboat operations and other activities	8,053	13	2,388	4	9,362	8	5,197	5
Inland river eliminations	(3,473)	(6)	(4,593)	(8)	(6,677)	(6)	(7,951)	(7)
	61,150	100	56,007	100	117,756	100	113,966	100

Dry-Cargo Barge Pools Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry-cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Tons	%	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	818	52	935	59	1,783	53	1,918	60
Non-Grain	762	48	647	41	1,571	47	1,305	40
	1,580	100	1,582	100	3,354	100	3,223	100

	Days		Days		Days		Days
Available barge days	51,888		54,669		103,368		104,545
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $5.1 million higher in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues from liquid unit tow operations were $0.9 million lower primarily due to lower rates. Operating revenues for the 10,000 barrel tank barge operations were $0.9 million lower primarily due to higher out-of-service time for U.S. Coast Guard inspections and related repairs. Operating revenues for terminal operations were $0.4 million higher primarily due to increased throughput of steel tonnage. Operating revenues from inland river towboat operations and other activities were $5.7 million higher primarily due to the completion of machine and repair services provided to third parties.
Operating Expenses. Operating expenses were $3.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. Barge logistics expenses were $2.9 million lower primarily due to lower towing and switching expenses as a result of lower fuel costs. Personnel cost were $1.1 million higher primarily due to crewing two new towboats. Repair and maintenance expenses were $1.9 million higher primarily due to U.S. Coast Guard inspections and related repairs for the Company's liquid tank barges. Fuel, lubes and supplies were $5.0 million higher primarily due to costs for the completion of machine and repair services provided to third parties. Leased-in equipment expenses were $1.0 million lower primarily due to returning two leased-in towboats to their owners.
Gains on Asset Dispositions. During the Current Year Quarter and the Prior Year Quarter, the Company recognized previously deferred gains of $1.2 million and $0.8 million, respectively.
Operating Income. Operating income as a percentage of operating revenues was 5% in the Current Year Quarter compared with no margin in the Prior Year Quarter. The increase is primarily due to higher gains on asset dispositions.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Current Quarter and Prior Year Quarter, the Company recognized $3.7 million and $3.3 million, respectively, of equity losses in the 50% or less owned companies net of tax, primarily from the Company's joint venture operating on the Parana-Paraguay River Waterway. During the Current Year Quarter, the losses were primarily due to reduced activity as a result of the termination of four long-term time charter contracts in the fourth quarter of 2014 and the continued weakness in the iron ore and grain markets. In addition, the Company recognized interest income (not a component of segment profit) of $1.1 million during the Current Year Quarter on notes due from this joint venture. During the Prior Year Quarter, the losses were primarily from the continued intermediary operations following a structural failure of a terminal facility at the Port of Ibicuy Argentina.
Current Six Months compared with Prior Six Months
Operating Revenues. Operating revenues were $3.8 million higher in the Current Six Months compared with the Prior Six Months. Operating revenues were $1.2 million higher for the dry-cargo barge pools primarily due to higher freight rates. Operating revenues from the charter out of barges were $0.6 million lower primarily due to barges coming off charter and being placed in service in the dry-cargo fleet. Operating revenues from liquid unit tow operations were $1.4 million lower primarily due to higher out-of-service time for repairs and lower rates. Operating revenues for the 10,000 barrel liquid tank barge operations were $1.4 million lower primarily due to higher out-of-service time for U.S. Coast Guard inspections and related repairs. Operating revenues for terminal operations were $1.7 million higher primarily due to increased throughput of steel tonnage. Operating revenues for fleeting operations were $1.3 million lower primarily due to operating restrictions caused by high water. Operating revenues from inland river towboat operations and other activities were $4.2 million higher primarily due to the completion of machine and repair services provided to third parties, partially offset by the removal of three inland river towboats from service.

Operating Expenses. Operating expenses were $5.3 million higher in the Current Six Months compared with the Prior Six Months. Barge logistics expenses were $1.1 million lower primarily due to lower towing and switching expenses as a result of lower fuel costs. Personnel cost were $1.7 million higher primarily due to crewing two new towboats and increased wage and benefit costs. Repairs and maintenance expenses were $2.6 million higher primarily due to U.S. Coast Guard inspections and related repairs. Fuel, lubes and supplies were $4.6 million higher primarily due to costs for the completion of machine and repair services provided to third parties. Leased-in equipment expenses were $2.2 million lower primarily due to returning two leased-in towboats to their owners.
General & Administrative Expenses. General and administrative expenses were $0.5 million lower in the Current Six Months compared with the Prior Six Months primarily due to lower legal and professional fees.
Gains on Asset Dispositions. Gains on asset dispositions were $1.3 million higher in the Current Six Months compared with the Prior Six Months. During the Current Six Months the Company sold one 10,000 barrel tank barge, twelve Deck barges and other equipment for proceeds of $9.0 million ($7.0 million in cash and $2.0 million in seller financing) and gains of $2.9 million, of which $0.9 million were recognized currently and $2.0 million were deferred. In addition, the Company recognized previously deferred gains of $2.0 million. During the Prior Six Months, the Company sold other equipment for $0.6 million for no gain and recognized previously deferred gains of $1.7 million.
Operating Income. Operating income as a percentage of operating revenues was 8% in the Current Six Months compared with 7% in the Prior Six Months primarily due to higher gains on asset dispositions.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Current Six Months and Prior Six Months, the Company recognized $4.0 million and $3.7 million, respectively, of equity losses in the 50% or less owned companies, net of tax, primarily from the Company’s joint venture operating on the Parana-Paraguay River Waterway. During the Current Six Months, the losses were primarily due to reduced activity as a result of the termination of four long-term time charter contracts in the fourth quarter of 2014 and the continued weakness in the iron ore and grain markets. In addition, the Company recognized interest income (not a component of segment profit) of $2.2 million during the Current Six Months on notes due from this joint venture. During the Prior Six Months, the losses were primarily from the continued intermediary operations following a structural failure of a terminal facility at the Port of Ibicuy Argentina.
Fleet Count
The composition of Inland River Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2015
Dry-cargo barges	645	258	—	532	1,435
Liquid tank barges:
10,000 barrel	49	—	—	1	50
30,000 barrel	21	—	8	—	29
Towboats:
4,000 hp - 6,250 hp	—	17	—	—	17
Less than 3,200 hp	14	2	—	—	16
	729	277	8	533	1,547
2014
Dry-cargo barges	732	172	2	557	1,463
Liquid tank barges:
10,000 barrel	44	—	—	1	45
30,000 barrel	21	—	8	—	29
Deck barges	20	—	—	—	20
Towboats:
4,000 hp - 6,250 hp	3	13	—	—	16
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	13	2	—	—	15
	834	187	10	558	1,589

Shipping Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	47,536	85	45,484	85	90,963	85	89,854	85
Foreign	8,138	15	8,091	15	16,118	15	16,122	15
	55,674	100	53,575	100	107,081	100	105,976	100
Costs and Expenses:
Operating:
Personnel	9,355	17	9,028	17	18,720	17	17,985	17
Repairs and maintenance	2,157	4	2,484	5	4,907	5	4,433	4
Drydocking	8,127	15	684	1	17,861	17	1,001	1
Insurance and loss reserves	1,189	2	727	1	2,223	2	1,825	2
Fuel, lubes and supplies	3,536	6	4,055	8	6,984	6	8,817	8
Leased-in equipment	5,987	11	6,649	13	11,633	11	11,921	11
Other	5,773	10	4,391	8	10,927	10	9,033	9
	36,124	65	28,018	53	73,255	68	55,015	52
Administrative and general	6,676	12	5,421	10	12,965	12	11,317	11
Depreciation and amortization	6,611	12	7,115	13	13,346	13	14,869	14
	49,411	89	40,554	76	99,566	93	81,201	77
Losses on Asset Dispositions	—	—	(41)	—	—	—	(41)	—
Operating Income	6,263	11	12,980	24	7,515	7	24,734	23
Other Income (Expense):
Foreign currency gains (losses), net	9	—	1	—	(3)	—	(9)	—
Other, net	187	1	158	—	216	—	(3,775)	(3)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	2,363	4	1,564	3	3,504	3	2,317	2
Segment Profit(1)	8,822	16	14,703	27	11,232	10	23,267	22
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Petroleum Transportation:
Time charter	16,641	30	13,552	25	29,985	28	26,956	26
Bareboat charter	8,649	16	8,649	16	17,202	16	17,202	16
Harbor towing and bunkering	20,287	36	21,379	40	40,129	37	42,299	40
Short-sea transportation	9,626	17	9,874	19	18,953	18	19,276	18
Technical management services	471	1	121	—	812	1	243	—
	55,674	100	53,575	100	107,081	100	105,976	100

Operating Revenues. Operating revenues were $2.1 million higher in the Current Year Quarter compared with the Prior Year Quarter and $1.1 million higher in the Current Six Months compared with the Prior Six Months. Operating revenues for petroleum transportation were higher in both periods primarily due to increased time charter rates for three U.S.-flag product tankers, partially offset by more days out-of-service for drydocking. Operating revenues for harbor towing and bunkering were lower in both periods primarily due to reduced fuel surcharges as a consequence of lower fuel prices, partially offset by an increase in harbor towing activities resulting from higher port traffic.
Operating Expenses. Operating expenses were $8.1 million higher in the Current Year Quarter compared with the Prior Year Quarter and $18.2 million higher in the Current Six Months compared with the Prior Six Months. Personnel costs were higher in both periods primarily due to union pay rate increases for vessel crews. Drydocking costs were higher in both periods primarily due to drydocking U.S.-flag product tankers and higher drydocking costs for harbor tugs. Fuel, lube and supplies were lower in both periods as a result in lower fuel prices. Other expenses were higher in both periods primarily due to a payment related to the early termination of a time charter contract for one U.S.-flag product tanker.
Administrative and General. Administrative and general expenses were $1.3 million higher in in the Current Year Quarter compared with the Prior Year Quarter and $1.6 million higher in the Current Six Months compared with the Prior Six Months primarily due to higher wage and benefit costs.
Operating Income. Operating income as a percentage of operating revenues was 11% in the Current Year Quarter compared with 24% in the Prior Year Quarter and 7% in the Current Six Months compared with 23% in the Prior Six Months. The decreases were primarily due to the drydocking of U.S.-flag product tankers and harbor tugs as discussed above.
Other, net. During the Prior Six Months, the Company expensed a $4.0 million non-refundable deposit upon the expiration of a new build construction option.

Fleet Count
The composition of Shipping Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Total
2015
Petroleum and Gas Transportation:
Product tankers - U.S.-flag	4	—	3	7
Crude oil tanker - U.S.-flag	—	1	—	1
Very large gas carriers - Foreign-flag	—	9	—	9
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tug - U.S.-flag	—	1	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry-bulk articulated tug-barge - U.S.-flag	—	1	—	1
	35	19	12	66
2014
Petroleum and Gas Transportation:
Product tankers - U.S.-flag	4	—	3	7
Very large gas carriers - Foreign-flag	—	3	—	3
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry-bulk articulated tug-barge - U.S.-flag	—	1	—	1
	35	11	12	58
______________________

(1)	Roll On/Roll Off.

Illinois Corn Processing

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	48,371	100	72,798	100	87,969	100	131,454	100
Costs and Expenses:
Operating	40,588	84	56,429	78	73,706	84	103,703	79
Administrative and general	509	1	594	1	1,071	1	1,105	1
Depreciation and amortization	979	2	1,010	1	1,959	2	2,000	1
	42,076	87	58,033	80	76,736	87	106,808	81
Operating Income	6,295	13	14,765	20	11,233	13	24,646	19
Other Income (Expense):
Derivative gains (losses), net(1)	50	—	(1,519)	(2)	(778)	(1)	(801)	(1)
Other, net	4,112	9	300	—	4,112	5	493	—
Segment Profit(2)	10,457	22	13,546	18	14,567	17	24,338	18
______________________

(1)
ICP routinely enters into exchange traded positions (primarily corn futures) to offset its net commodity market exposure on raw material and finished goods inventory balances. As of June 30, 2015 and 2014, the net market exposure to corn under its contracts and its raw material and inventory balances was not material.

(2)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Key Production and Sales Metrics. The table below sets forth, for the periods indicated, key production and sales metrics for Illinois Corn Processing:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Production Inputs:
Corn (average price per bushel)	$3.87	$4.96	$3.89	$4.74

Production Output Sold:
Alcohol (gallons in thousands)	18,959	22,651	34,230	40,978
Dried Distiller’s Grains with Solubles ("DDGS") (tons)	56,499	60,304	104,748	116,784

Production Output Sales Price (excluding freight):
Alcohol (per gallon)	$1.81	$2.47	$1.84	$2.40
Dried Distiller’s Grains with Solubles ("DDGS") (per ton)	$180.22	$231.34	$173.61	$231.19
Segment Profit. Segment profit was $10.5 million on operating revenues of $48.4 million in the Current Year Quarter compared with $13.5 million on operating revenues of $72.8 million in the Prior Year Quarter and $14.6 million on operating revenues of $88.0 million in the Current Six Months compared with $24.3 million on operating revenues of $131.5 million in the Prior Six Months. Segment profit was lower in the Current Year Quarter compared with the Prior Year Quarter and in the Current Six Months compared with the Prior Six Months primarily due to lower profit margins on U.S. fuel ethanol sales as fuel ethanol profit margins in the Current Year Quarter and Current Six Months returned to more normalized levels. During the Prior Year Quarter and Prior Six Months, U.S. fuel ethanol stock levels were very low relative to demand, which substantially increased fuel ethanol sales prices and margins until inventory stocks returned to higher levels.

Other Segment Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	$’000	$’000	$’000	$’000
Operating Revenues:
Emergency and crisis services	15,208	63	26,570	125
Agricultural commodity trading and logistics	4,978	8,308	13,976	21,232
Other activities	151	66	243	72
	20,337	8,437	40,789	21,429
Segment Profit (Loss):(1)
Emergency and crisis services	2,517	(6,826)	1,750	(9,016)
Agricultural commodity trading and logistics	(10)	(1,158)	(861)	(1,892)
Other activities(2)	(642)	(1,019)	(789)	(1,954)
	1,865	(9,003)	100	(12,862)
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

(2)	The components of segment loss do not include interest income, which is a significant component of the Company's lending and leasing activities.
Emergency and Crisis Services. Segment loss in the Prior Year Quarter and Prior Six Months includes $6.7 million and $8.5 million, respectively, of legal costs and provisions for certain litigation matters associated with the Deepwater Horizon oil spill. In the Current Year Quarter and Current Six Months, segment profit is primarily due to higher response activity levels partially offset by lower disaster recovery services.
Agricultural Commodity Trading and Logistics. During the Current Year Quarter, the Company contributed its agricultural commodity trading and logistics business into two newly formed 50% or less owned companies that primarily focus on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product.
Other Activities. Segment loss in the Prior Six Months included a $0.4 million impairment charge on an aircraft.
Corporate and Eliminations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	$’000	$’000	$’000	$’000
Corporate Expenses	(9,236)	(8,995)	(17,729)	(22,494)
Eliminations	1	—	—	—
Operating Loss	(9,235)	(8,995)	(17,729)	(22,494)
Other Income (Expense):
Derivative gains (losses), net	891	183	(574)	22
Foreign currency gains (losses), net	276	(130)	(527)	(108)
Other, net	51	29	116	(23)
Corporate Expenses. Corporate expenses in the Prior Six Months includes a $3.5 million impairment charge on an aircraft.

Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	$’000	$’000	$’000	$’000
Interest income	4,474	6,030	9,053	10,073
Interest expense	(10,391)	(10,458)	(20,903)	(21,861)
Debt extinguishment losses	(29,536)	—	(29,536)	—
Marketable security gains, net	10,249	731	1,128	5,801
	(25,204)	(3,697)	(40,258)	(5,987)
Interest Income. Interest income was lower in the Current Year Quarter compared with the Prior Year Quarter and Current Six Months compared with the Prior Six Months primarily due to the early repayment of certain loans in the Company's lending and leasing portfolio.
Debt Extinguishment Losses. SEA-Vista redeemed its Title XI bonds in the Current Year Quarter for $99.9 million and recorded a $29.0 million loss on extinguishment of debt for the then unamortized debt discount, the make whole premium paid and certain other redemption costs. As a consequence of redeeming the bonds prior to their scheduled maturity, SEA-Vista was required to pay a make whole premium in the amount of $20.5 million. In addition, the Company purchased $14.0 million in principal amount of its 7.375% Senior Notes for $14.4 million in the Current Year Quarter resulting in a loss on debt extinguishment of $0.5 million.
Marketable Securities Gains, net. Marketable security gains, net in the Current Year Quarter primarily relate to the Company's long marketable security positions.
Income Tax Expense (Benefit)
During the Current Year Quarter and the Current Six Months, the Company's effective tax rates of negative 1.6% and 27.3%, respectively, were primarily due to tax benefits not recognized on losses attributable to noncontrolling interests.
Liquidity and Capital Resources
General
The Company's ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to repay debt. The Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for treasury or to make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds, and cash flows from operations. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.
As of June 30, 2015, the Company's unfunded capital commitments were $432.8 million and included: $142.3 million for 17 offshore support vessels; $1.7 million for two 30,000 barrel inland river liquid tank barges; $6.9 million for eight 10,000 barrel inland river liquid tank barges; $6.8 million for three inland river towboats; $190.3 million for three U.S.-flag product tankers; $41.9 million for one U.S.-flag articulated tug-barge; $20.5 million for two U.S.-flag harbor tugs; and $22.4 million for other equipment and improvements. These commitments are payable as follows: $135.9 million is payable during the remainder of 2015 (including $64.8 million for the construction of SEA-Vista's three U.S.-flag product tankers and one U.S.-flag articulated tug-barge); $233.2 million is payable during 2016 (including $146.9 million for the construction of SEA-Vista's three U.S.-flag product tankers and one U.S.-flag articulated tug-barge); $38.8 million is payable during 2017 (including $20.5 million for the construction of SEA-Vista's three U.S.-flag product tankers); $19.0 million is payable during 2018; and $5.9 million is payable during 2019. Of these commitments, approximately $6.8 million may be terminated without further liability other than the payment of liquidated damages of $0.7 million.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the six months ended June 30, 2015, the Company purchased $14.0 million, in principal amount of its 7.375% Senior Notes for $14.4 million. As of June 30, 2015, the aggregate outstanding principal amount of the Company's 7.375% Senior Notes due 2019 was $219.5 million.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of June 30, 2015, the remaining authority under the repurchase plan was $130.1 million. Subsequent to June 30, 2015 and through July 24, 2015, the Company acquired 107,018 shares of Common Stock for treasury for an aggregate purchase price of $6.9 million.
As of June 30, 2015, the Company had outstanding letters of credit totaling $31.6 million with various expiration dates through 2018 and outstanding debt of $924.6 million. Subsequent to June 30, 2015, the Company issued an additional letter of credit for $6.5 million.
As of June 30, 2015, the Company held balances of cash, cash equivalents, marketable securities and construction reserve funds totaling $738.4 million. As of June 30, 2015, construction reserve funds of $275.1 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company has $182.2 million available under its various subsidiary credit facilities.
Summary of Cash Flows

	Six Months Ended June 30,
	2015	2014
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	98,539	107,866
Investing Activities	(80,643)	(278,746)
Financing Activities	(18,130)	95,787
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(122)	1,073
Decrease in Cash and Cash Equivalents	(356)	(74,020)
Operating Activities
Cash flows provided by operating activities decreased by $9.3 million in the Current Six Months compared with the Prior Six Months. The components of cash flows provided by (used in) operating activities during the Current Six Months and Prior Six Months were as follows:

	Six Months Ended June 30,
	2015	2014
	$’000	$’000
Operating income before depreciation, amortization and gains on asset dispositions and impairments, net	57,801	114,596
Changes in operating assets and liabilities before interest and income taxes	4,335	(4,240)
Purchases of marketable securities	(23,390)	(4,938)
Proceeds from sale of marketable securities	54,769	1,049
Cash settlements on derivative transactions, net	598	(769)
Dividends received from 50% or less owned companies	9,336	665
Interest paid, excluding capitalized interest(1)	(11,364)	(12,796)
Income taxes refunded, net of amounts paid	(3,445)	(7,414)
Other	9,899	21,713
Total cash flows provided by operating activities	98,539	107,866
_____________________

(1)	During the Current Six Months and Prior Six Months, capitalized interest paid and included in purchases or property and equipment was $9.6 million and $8.2 million, respectively.
Operating income before depreciation, amortization and gains on asset dispositions and impairments, net was $56.8 million lower in the Current Six Months compared with the Prior Six Months. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company's business segments.

During the Current Six Months, cash used in operating activities included $20.8 million to purchase marketable security long positions and $2.6 million to cover marketable security short positions. During the Current Six Months, cash provided by operating activities included $49.4 million received from the sale of marketable security long positions and $5.3 million received upon entering into marketable security short positions.
Other cash flows provided by operating activities in the Prior Six Months include litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction.
Investing Activities
During the Current Six Months, net cash used in investing activities was $80.6 million primarily as follows:

•
Capital expenditures were $132.1 million, including $44.4 million of progress payments toward the construction of three U.S.-flag product tankers. Equipment deliveries during the period included one fast support vessel, one supply vessel, one wind farm utility vessel, and two inland river towboats.

•
The Company sold two offshore support vessels, one 10,000 barrel inland river tank barge, twelve inland river deck barges and other property and equipment for net proceeds of $24.7 million ($22.7 million in cash and $2.0 million in seller financing).

•
The Company made investments in its 50% or less owned companies of $28.6 million, including $9.9 million in Falcon Global, $7.9 million in Mexmar, $3.0 million in SCFCo, $1.4 million in OSV Partners and $1.0 million in SeaJon II.

•	The Company received $40.5 million from its 50% or less owned companies, including $15.5 million from Trailer Bridge, $15.0 million from Mexmar and $2.0 million from Bunge-SCF Grain.

•	The Company made investments of $2.5 million in third party leases and notes receivable, net.

•	The Company released restricted cash of $16.4 million in conjunction with the redemption of the Title XI bonds discussed below.

•	The Company utilized Title XI reserve funds of $9.6 million in conjunction with the redemption of the Title XI bonds discussed below.

•	Construction reserve funds account transactions included deposits of $14.9 million and withdrawals of $8.2 million.
During the Prior Six Months, net cash used in investing activities was $278.7 million primarily as follows:

•
Capital expenditures were $273.7 million, including $148.3 million of progress payments toward the construction of three U.S.-flag product tankers. Equipment deliveries during the period included two fast support vessels, one supply vessel, one wind farm utility vessel, 65 inland river dry-cargo barges and one inland river towboat.

•
The Company sold offshore support vessels, one wind farm utility vessel, one U.S.-flag product tanker, which was leased back, one foreign-flag short-sea container/RORO vessel and other property and equipment for net proceeds of $100.9 million ($75.3 million in cash and $25.6 million in seller financing). The Company also received deposits of $2.7 million related to future offshore support vessel sales.

•
The Company made investments in its 50% or less owned companies of $21.5 million, including $12.2 million in SCFCo Holdings, $4.8 million in Cleancor, $1.6 million in OSV Partners and $1.3 million in SeaJon.

•	The Company received $10.0 million from its 50% or less owned companies.

•	The Company made investments of $6.4 million in third party leases and notes receivable, net.

•	Construction reserve funds account transactions included deposits of $113.5 million and withdrawals of $50.4 million.
Financing Activities
During the Current Six Months, net cash used in financing activities was $18.1 million. The Company:

•	purchased $14.0 million in principal amount of its 7.375% Senior Notes for $14.4 million;

•	redeemed its Title XI Bonds for $99.9 million, including a make whole premium payment in the amount of $20.5 million;

•	borrowed $135.0 million and repaid $1.0 million under the SEA-Vista Credit Facility, excluding issuance costs of $3.1 million;

•	received advances of $4.9 million and made repayments of $8.9 million on Witt O'Brien's revolving credit facility;

•	made other scheduled payments on long-term debt and capital lease obligations of $3.9 million;

•	made net repayments on inventory financing arrangements of $2.7 million;

•	acquired 284,227 shares of Common Stock for treasury for an aggregate purchase price of $19.9 million;

•
acquired 40,859 shares of Common Stock for treasury for an aggregate purchase price of $3.0 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company's Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR's Board of Directors;

•	received $3.1 million from share award plans; and

•	distributed $4.7 million to non-controlling interests.
During the Prior Six Months, net cash provided by financing activities was $95.8 million. The Company:

•	made scheduled payments on long-term debt and capital lease obligations of $7.2 million;

•	made net repayments on inventory financing arrangements of $6.3 million;

•	acquired for treasury 493,032 shares of Common Stock for an aggregate purchase price of $39.2 million;

•	received $6.3 million from share award plans; and

•	issued a noncontrolling interest in SEA-Vista for $145.1 million, net of issue costs.
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
Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change in the Company's contractual obligations and commercial commitments during the Current Six Months except as noted below:

	Payments Due By Period
	Total	Remainder of 2015	1-3 Years	3-5 Years	After 5 Years
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Contractual Obligations:
Long-term Debt (including principal and interest)(1)	1,193,068	45,779	83,042	297,221	767,026
______________________

(1)	Estimated maturities and interest payments of the Company’s borrowings are based on contractual terms.

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
On December 15, 2010, NRC, a subsidiary of the Company prior to the SES Business Transaction, and ORM were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The “B3” master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. On July 17, 2014, the Court issued a pretrial order that established a protocol for disclosures clarifying the basis for the “B3” claims asserted against the Clean-Up Responder Defendants, including ORM and NRC, in the MDL. Under this protocol, Plaintiffs who satisfy certain criteria and believe they have specific evidence in support of their claims, including that any Clean-Up Responder Defendant(s) failed to act pursuant to the authority and direction of the federal government in conducting Deepwater Horizon oil spill remediation and clean-up operations, had to submit a sworn statement or face dismissal. Plaintiffs’ deadline to serve such sworn statements in support of their claims was September 22, 2014, with the exception of several Plaintiffs who were granted an extension until October 10, 2014. On November 14, 2014, the Clean-Up Responder Defendants and the Plaintiffs’ Steering Committee in the MDL submitted a joint report to the Court regarding claimants’ compliance with the pretrial order.  In this joint report, the parties (i) explained how they complied with the notice requirements of Court’s July 17, 2014 pretrial order, (ii) noted that they had received 102 sworn statements in connection with this pretrial order, and (iii) provided the Court with an assessment of the sworn statements received. An additional sworn statement was received after the joint report was submitted. Procedures and next steps in connection with the “B3” claims will now be addressed by the Court. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Subsequent to the filing of the referenced master complaint, ten additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. By court order, all of these additional individuals' cases have been stayed until further notice. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 13, 2011, the Company was named as a defendant in Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), an action in which plaintiff, a former employee, alleges sustaining personal injuries in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case was subject to the MDL Court’s stay of individual proceedings, the employee moved to sever his case from the MDL on July 16, 2012, which the Court denied on March 5, 2013. The employee filed a motion asking the Court to reconsider, which was denied on May 3, 2013, and the employee filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) on May 22, 2013. On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction, which was granted on August 16, 2013. The same Company employee has also brought a claim in the M/V Seacor Vanguard vessel’s limitation action in the MDL which relates to any actions that may have been taken by vessels owned by the Company to extinguish the fire. On October 20, 2014, the Company moved for summary judgment, seeking dismissal with prejudice of all of the Company employee’s claims in the MDL in light of the Court’s prior rulings. On May 22, 2015, the employee filed an opposition to the Company's motion as well as a motion to be recognized as an opt-out plaintiff or extend the opt-out deadline in connection with the below-referenced Medical Settlement, and on May 29, 2015, the Company filed a reply brief in further support of its motion. On June 10, 2015, the Court granted the Company's motion for summary judgment, dismissing all of the employee's claims against the Company and/or the M/V Seacor Vanguard with prejudice, and denied the employee's May 22, 2015 motion regarding his opt-out position in connection with the Medical Settlement. Final judgments for all of the employee's claims were issued by the Court on June 17, 2015, and the employee filed his Notice of Appeal on July 7, 2015. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that sought to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.), which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company (“BP America”) (collectively “BP”) and the plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, plaintiffs' economic loss claims and clean-up related claims against BP. The parties filed their proposed settlement agreements on April 18, 2012 along with motions seeking preliminary approval of the settlements. The Court held a hearing on April 25, 2012 to consider those motions and preliminarily approved both settlements on May 2, 2012. A final fairness hearing took place on November 8, 2012. The Court granted final approval to the Economic and Property Damages Class Action Settlement ("E&P Settlement") on December 21, 2012, and granted final approval to the Medical Benefits Class Action Settlement ("Medical Settlement") on January 11, 2013. Both class action settlements were appealed to the Fifth Circuit. The Fifth Circuit affirmed the MDL Court’s decision concerning the E&P Settlement on January 10, 2014, and also affirmed the MDL Court’s decision concerning the interpretation of the E&P Settlement with respect to business economic loss claims on March 3, 2014. The appeal of the Medical Settlement, on the other hand, was voluntarily dismissed and the Medical Settlement became effective on February 12, 2014. The deadline for submitting claims in both settlements have passed. Although neither the Company, ORM, nor NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the Company's and ORM's potential exposure, if any, from some of the pending actions described above, and continues to evaluate the settlements' impacts on these cases. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2015. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.
ITEM 1A.     RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in the Company’s 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)(2)
April 1 – 30, 2015	—	$—	—	$147,709,078
May 1 – 31, 2015	75,685	$70.06	—	$142,406,521
June 1 – 30, 2015	175,188	$70.41	—	$130,072,218
______________________

(1)
On June 26, 2015, the Company executed a purchase agreement whereby the Company appointed Goldman, Sachs & Co. as broker to purchase Common Stock in compliance with the requirements of Rule 10b5-1(c)(l)(i) and 10b-18 for the period June 29, 2015 through July 23, 2015. Subsequent to June 30, 2015 and through July 24, 2015, the Company acquired 107,018 shares of Common Stock for treasury for an aggregate purchase price of $6.9 million.

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

10.1
Credit Agreement dated as of April 15, 2015 among SEA-Vista I LLC, as Borrower, the Lenders from time to time parties thereto, JP Morgan Chase Bank, N.A., as Swingline Lender, JPMorgan Chase Bank, N.A., as Administrative Agent and Security Trustee for the Lenders, and JPMorgan Chase Bank, N.A., as issuing bank of the Letters of Credit

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

SEACOR Holdings Inc. (Registrant)

DATE:	July 28, 2015	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	July 28, 2015	By:	/S/ MATTHEW CENAC
Matthew Cenac, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1
Credit Agreement dated as of April 15, 2015 among SEA-Vista I LLC, as Borrower, the Lenders from time to time parties thereto, JP Morgan Chase Bank, N.A., as Swingline Lender, JPMorgan Chase Bank, N.A., as Administrative Agent and Security Trustee for the Lenders, and JPMorgan Chase Bank, N.A., as issuing bank of the Letters of Credit

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