Form 10-Q
period 2015-09-30
SEACOR HOLDINGS INC /NEW/
filed 2015-10-28
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of October 23, 2015 was 17,353,929. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$456,805	$434,183
Restricted cash	—	16,435
Marketable securities	31,632	58,004
Receivables:
Trade, net of allowance for doubtful accounts of $3,017 and $3,162 in 2015 and 2014, respectively	175,968	225,242
Other	39,696	67,745
Inventories	23,274	22,783
Prepaid expenses and other	10,755	9,011
Total current assets	738,130	833,403
Property and Equipment:
Historical cost	2,099,483	2,086,957
Accumulated depreciation	(967,721)	(902,284)
	1,131,762	1,184,673
Construction in progress	413,572	318,000
Net property and equipment	1,545,334	1,502,673
Investments, at Equity, and Advances to 50% or Less Owned Companies	490,818	484,157
Construction Reserve Funds & Title XI Reserve Funds	253,470	278,022
Goodwill	65,725	62,759
Intangible Assets, Net	27,179	32,727
Other Assets	58,152	51,292
	$3,178,808	$3,245,033
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$35,452	$48,499
Accounts payable and accrued expenses	64,997	103,760
Other current liabilities	123,501	119,694
Total current liabilities	223,950	271,953
Long-Term Debt	926,001	834,383
Deferred Income Taxes	408,546	432,546
Deferred Gains and Other Liabilities	170,850	188,664
Total liabilities	1,729,347	1,727,546
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 37,683,858 and 37,505,843 shares issued in 2015 and 2014, respectively	377	375
Additional paid-in capital	1,503,794	1,490,698
Retained earnings	1,183,485	1,195,402
Shares held in treasury of 20,329,929 and 19,365,716 in 2015 and 2014, respectively, at cost	(1,346,371)	(1,283,476)
Accumulated other comprehensive loss, net of tax	(5,604)	(3,505)
	1,335,681	1,399,494
Noncontrolling interests in subsidiaries	113,780	117,993
Total equity	1,449,461	1,517,487
	$3,178,808	$3,245,033

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Revenues	$261,852	$338,936	$804,105	$977,177
Costs and Expenses:
Operating	175,985	237,676	582,876	688,558
Administrative and general	37,892	46,655	115,453	119,418
Depreciation and amortization	31,018	33,604	94,527	100,216
	244,895	317,935	792,856	908,192
Gains on Asset Dispositions and Impairments, Net	11,264	29,869	10,804	38,842
Operating Income	28,221	50,870	22,053	107,827
Other Income (Expense):
Interest income	5,065	4,463	14,118	14,536
Interest expense	(10,894)	(11,124)	(31,797)	(32,985)
Debt extinguishment losses	(434)	—	(29,970)	—
Marketable security gains (losses), net	(4,604)	9,693	(3,476)	15,494
Derivative losses, net	(725)	(2,538)	(2,295)	(2,681)
Foreign currency losses, net	(4,057)	(3,059)	(3,614)	(1,538)
Other, net	1,773	111	6,162	6,669
	(13,876)	(2,454)	(50,872)	(505)
Income (Loss) Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	14,345	48,416	(28,819)	107,322
Income Tax Expense (Benefit)	3,063	15,610	(8,736)	34,985
Income (Loss) Before Equity in Earnings of 50% or Less Owned Companies	11,282	32,806	(20,083)	72,337
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	5,123	972	10,086	2,681
Net Income (Loss)	16,405	33,778	(9,997)	75,018
Net Income attributable to Noncontrolling Interests in Subsidiaries	9,440	6,315	1,920	14,979
Net Income (Loss) attributable to SEACOR Holdings Inc.	$6,965	$27,463	$(11,917)	$60,039

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$0.40	$1.43	$(0.68)	$3.04

Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$0.40	$1.28	$(0.68)	$2.85

Weighted Average Common Shares Outstanding:
Basic	17,294,927	19,196,121	17,616,035	19,761,620
Diluted	17,561,107	25,627,742	17,616,035	24,374,918

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income (Loss)	$16,405	$33,778	$(9,997)	$75,018
Other Comprehensive Income (Loss):
Foreign currency translation losses	(2,722)	(3,968)	(2,167)	(1,730)
Reclassification of foreign currency translation gains to foreign currency losses, net	—	—	—	(11)
Derivative gains (losses) on cash flow hedges	(1,540)	171	(2,225)	148
Reclassification of derivative losses on cash flow hedges to equity in earnings of 50% or less owned companies	214	120	925	335
	(4,048)	(3,677)	(3,467)	(1,258)
Income tax benefit	1,309	1,139	1,130	376
	(2,739)	(2,538)	(2,337)	(882)
Comprehensive Income (Loss)	13,666	31,240	(12,334)	74,136
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	9,133	5,893	1,682	14,796
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	$4,533	$25,347	$(14,016)	$59,340

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2014	$375	$1,490,698	$1,195,402	$(1,283,476)	$(3,505)	$117,993	$1,517,487
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,298	—	—	2,298
Exercise of stock options	1	1,944	—	—	—	—	1,945
Director stock awards	—	177	—	—	—	—	177
Restricted stock	1	(137)	—	21	—	—	(115)
Purchase of treasury shares	—	—	—	(65,214)	—	—	(65,214)
Amortization of share awards	—	11,112	—	—	—	—	11,112
Deconsolidation of subsidiary with noncontrolling interests	—	—	—	—	—	(1,578)	(1,578)
Issuance of noncontrolling interests	—	—	—	—	—	400	400
Distributions to noncontrolling interests	—	—	—	—	—	(4,717)	(4,717)
Net income (loss)	—	—	(11,917)	—	—	1,920	(9,997)
Other comprehensive loss	—	—	—	—	(2,099)	(238)	(2,337)
Nine months ended September 30, 2015	$377	$1,503,794	$1,183,485	$(1,346,371)	$(5,604)	$113,780	$1,449,461

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Nine Months Ended September 30,
	2015	2014
Net Cash Provided by Operating Activities	$142,784	$165,711
Cash Flows from Investing Activities:
Purchases of property and equipment	(227,244)	(311,094)
Proceeds from disposition of property and equipment	95,396	187,907
Investments in and advances to 50% or less owned companies	(45,520)	(58,343)
Return of investments and advances from 50% or less owned companies	49,177	31,549
Issuances of third party leases and notes receivable, net	(4,416)	(8,173)
Net (increase) decrease in restricted cash	16,435	(1,481)
Net (increase) decrease in construction reserve funds and Title XI reserve funds	24,552	(59,539)
Business acquisitions, net of cash acquired	—	(35,000)
Net cash used in investing activities	(91,620)	(254,174)
Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(156,632)	(18,969)
Net payments under inventory financing arrangements	(2,661)	(3,116)
Proceeds from issuance of long-term debt, net of issue costs	197,585	11,464
Common stock acquired for treasury	(65,214)	(127,151)
Proceeds and tax benefits from share award plans	4,103	7,403
Issuance of noncontrolling interests, net of issue costs	400	145,350
Purchase of subsidiary shares from noncontrolling interests	—	(2,090)
Distributions to noncontrolling interests	(4,717)	(1,056)
Net cash provided by (used in) financing activities	(27,136)	11,835
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1,406)	(1,175)
Net Increase (Decrease) in Cash and Cash Equivalents	22,622	(77,803)
Cash and Cash Equivalents, Beginning of Period	434,183	527,435
Cash and Cash Equivalents, End of Period	$456,805	$449,632

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The condensed consolidated financial information for the three and nine months ended September 30, 2015 and 2014 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of September 30, 2015, its results of operations for the three and nine months ended September 30, 2015 and 2014, its comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, its changes in equity for the nine months ended September 30, 2015, and its cash flows for the nine months ended September 30, 2015 and 2014. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
As of September 30, 2015, deferred revenues of $6.8 million, included in other current liabilities, related to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the "Conveyance") in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for chapter 11 bankruptcy, which was converted to chapter 7 in June 2014. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to August 17, 2012 and during the 90 days prior to the filing are subject to bankruptcy court approval. The Company will recognize revenues when legally permissible as provided under the bankruptcy court rules. All costs and expenses related to these charters were recognized as incurred.
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

As of September 30, 2015, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the nine months ended September 30, 2015, capitalized interest totaled $14.0 million.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the nine months ended September 30, 2015 and 2014, the Company recognized impairment charges of $6.9 million and $3.9 million, respectively, related to long-lived assets held for use.
Income Taxes. During the three and nine months ended September 30, 2015, the Company's effective tax rates of 21.4% and 30.3%, respectively, were primarily due to taxes not provided (benefited) on income (loss) attributable to noncontrolling interests (see Note 9).
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

	2015	2014
Balance at beginning of period	$159,911	$124,763
Adjustments to deferred gains arising from asset sales	5,971	53,832
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(16,897)	(12,196)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(5,437)	(3,484)
Reductions of deferred gains on repurchased equipment and other	(1,667)	—
Balance at end of period	$141,881	$162,915

Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss were as follows:

	SEACOR Holdings Inc. Stockholders' Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Other	Other Comprehensive Loss
December 31, 2014	$(3,494)	$(16)	$5	$(3,505)	$(86)	$3
Other comprehensive loss	(1,929)	(1,300)	—	(3,229)	(238)	—	$(3,467)
Income tax expense	675	455	—	1,130	—	—	1,130
Nine months ended September 30, 2015	$(4,748)	$(861)	$5	$(5,604)	$(324)	$3	$(2,337)
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
Computations of basic and diluted earnings (loss) per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Net Income attributable to SEACOR	Average O/S Shares	Per Share	Net Income (Loss) Attributable to SEACOR	Average O/S Shares	Per Share
2015
Basic Weighted Average Common Shares Outstanding	$6,965	17,294,927	$0.40	$(11,917)	17,616,035	$(0.68)
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	266,180		—	—
Convertible Notes(2)	—	—		—	—
Diluted Weighted Average Common Shares Outstanding	$6,965	17,561,107	$0.40	$(11,917)	17,616,035	$(0.68)
2014
Basic Weighted Average Common Shares Outstanding	$27,463	19,196,121	$1.43	$60,039	19,761,620	$3.04
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	405,770		—	412,773
Convertible Notes(3)	5,320	6,025,851		9,481	4,200,525
Diluted Weighted Average Common Shares Outstanding	$32,783	25,627,742	$1.28	$69,520	24,374,918	$2.85
______________________

(1)
For the three months ended September 30, 2015 and 2014, diluted earnings per common share of SEACOR excluded 846,934 and 457,651, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive. For the nine months ended September 30, 2015 and 2014, diluted earnings per common share of SEACOR excluded 2,038,450 and 330,918, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the three and nine months ended September 30, 2015, diluted earnings per common share of SEACOR excluded 4,200,525 common shares issuable pursuant to the Company's 2.5% Convertible Senior Notes and 1,825,326 common shares issuable pursuant to the Company's 3.0% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

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
On April 7, 2015, the FASB issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The recognition and measurement guidance for debt issuance costs have not changed. The new standard requires retrospective application and represents a change in accounting principle. The final guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. As of September 30, 2015, the Company had $11.8 million of debt issuance costs included in other assets in the accompanying condensed consolidated balance sheets.

2.	BUSINESS ACQUISITIONS
Witt O'Brien's. On July 11, 2014, the Company acquired a controlling interest in Witt O'Brien's, a global leader in preparedness, crisis management, and disaster response and recovery, through the acquisition of its partner's 45.8% equity interest for $35.4 million. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $48.1 million of goodwill being recorded. The preliminary fair value analysis was finalized in July 2015.
Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisitions during the nine months ended September 30, was as follows (in thousands):

2015
Goodwill	$3,157
Intangible Assets	(3,157)
Purchase price	$—

3.	EQUIPMENT ACQUISITIONS, DISPOSITIONS AND IMPAIRMENTS
During the nine months ended September 30, 2015, capital expenditures were $227.2 million. Equipment deliveries during the nine months ended September 30, 2015 included two fast support vessels, one supply vessel, two wind farm utility vessels, eight inland river 10,000 barrel liquid tank barges, four inland river specialty barges and eight inland river towboats.
During the nine months ended September 30, 2015, the Company sold two offshore support vessels, 35 10,000 barrel inland river tank barges, twelve inland river deck barges, four inland river towboats and other property and equipment for net proceeds of $97.1 million ($95.4 million in cash and $1.7 million in seller financing) and gains of $18.2 million, of which $12.3 million were recognized currently and $5.9 million were deferred. In addition, the Company recognized previously deferred gains of $5.4 million.
During the nine months ended September 30, 2015, the Company recognized impairment charges of $6.9 million related to the suspended construction of two offshore support vessels and to other marine equipment spares.

4.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
MexMar. MexMar operates offshore support vessels in Mexico. During the nine months ended September 30, 2015, the Company and its partner each contributed additional capital of $7.9 million in cash to MexMar. In addition, during the nine months ended September 30, 2015, MexMar repaid $15.0 million of seller financing provided by the Company.
Sea-Cat Crewzer II. Sea-Cat Crewzer II owns and operates two high speed offshore catamarans. During the nine months ended September 30, 2015, the Company received dividends of $1.8 million from Sea-Cat Crewzer II.

Sea-Cat Crewzer. Sea-Cat Crewzer owns and operates two high speed offshore catamarans. During the nine months ended September 30, 2015, the Company received dividends of $1.3 million from Sea-Cat Crewzer.
OSV Partners. OSV Partners owns and operates five offshore support vessels. During the nine months ended September 30, 2015, the Company contributed additional capital of $1.4 million in cash to OSV Partners. During the nine months ended September 30, 2015, the Company sold one offshore support vessel for $14.3 million to OSV Partners.
Falcon Global. On August 1, 2014, the Company and Montco Global, LLC formed Falcon Global LLC ("Falcon Global") to construct and operate foreign-flag liftboats. The Company has a 50% ownership interest in Falcon Global. During the nine months ended September 30, 2015, the Company and its partner each contributed additional capital of $15.1 million in cash to Falcon Global.
Other Offshore Marine Services. During the nine months ended September 30, 2015, the Company received dividends of $0.5 million from its other offshore marine services 50% or less owned companies.
SCFCo. SCFCo was established to operate inland river towboats and inland river dry-cargo barges on the Parana-Paraguay Rivers in South America and a terminal facility at Port Ibicuy, Argentina. During the nine months ended September 30, 2015, the Company and its partner each contributed additional capital of $6.1 million in cash to SCFCo. As of September 30, 2015, the Company had outstanding loans and working capital advances to SCFCo Holdings of $32.8 million.
Bunge-SCF Grain. Bunge-SCF Grain operates a terminal grain elevator in Fairmont City, Illinois. During the nine months ended September 30, 2015, Bunge-SCF Grain repaid $2.0 million of working capital advances to the Company. As of September 30, 2015, the total balance of working capital advances outstanding was $7.0 million.
SCF Bunge Marine. SCF Bunge Marine provides towing services on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River and Ohio River. During the nine months ended September 30, 2015, the Company received dividends of $2.5 million from SCF Bunge Marine.
Dorian. Dorian owns and operates foreign-flag VLGC's servicing the international Liquefied Petroleum Trade. During the nine months ended September 30, 2015, the Company sold 150,000 shares of Dorian for $2.3 million in cash reducing the Company's ownership to 15.9%. As of September 30, 2015, the Company's carrying value of its investment in Dorian was $146.8 million and its fair value was $94.6 million based on the quoted market price.
Trailer Bridge. Trailer Bridge is an operator of U.S.-flag deck and RORO barges offering transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. During the nine months ended September 30, 2015, Trailer Bridge repaid $18.7 million of bridge financing provided by the Company.
SEA-Access. SEA-Access owns and operates a U.S.-flag crude tanker. During the nine months ended September 30, 2015, the Company received dividends of $6.4 million and capital distributions of $2.9 million from SEA-Access.
SeaJon. SeaJon owns an articulated tug-barge operating in the Great Lakes trade. During the nine months ended September 30, 2015, the Company received dividends of $0.6 million from SeaJon.
SeaJon II. SeaJon II owns a U.S.-flag offshore tug on time charter to Trailer Bridge. During the nine months ended September 30, 2015, the Company and its partner each contributed additional capital of $1.0 million in cash to SeaJon II.
Avion. Avion is a distributor of aircraft and aircraft related parts. During the nine months ended September 30, 2015, Avion repaid $3.0 million of loans provided by the Company. As of September 30, 2015, the Company had no outstanding loans to Avion.
VA&E. On June 1, 2015, the Company contributed its 81.1% interest in the assets and liabilities of a previously controlled and consolidated subsidiary that operated its agricultural commodity trading and logistics business (including $3.5 million of cash on hand) in exchange for a 41.3% ownership interest in each of VA&E Trading USA LLC and VA&E Trading LLP (collectively "VA&E"), two newly formed 50% or less owned companies with certain subsidiaries of ECOM Agroindustrial Corp. Ltd. and certain managers of VA&E. VA&E primarily focuses on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product. The Company provides an unsecured revolving credit facility to VA&E for up to $6.0 million. During the nine months ended September 30, 2015, VA&E borrowed $7.7 million and repaid $7.4 million on the revolving credit facility. As of September 30, 2015, the Company had outstanding advances of $2.7 million to VA&E.
Guarantees. The Company has guaranteed the payment of amounts owed under a vessel charter by one of its 50% or less owned companies, a construction contract for one of its 50% or less owned companies and amounts owed under banking facilities by certain of its 50% or less owned companies. As of September 30, 2015, the total amount guaranteed by the Company under these arrangements was $71.4 million. In addition, as of September 30, 2015, the Company had uncalled capital commitments to two of its 50% or less owned companies totaling $1.3 million.

5.	LONG-TERM DEBT
7.375% Senior Notes. SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the nine months ended September 30, 2015, the Company purchased $22.5 million in principal amount of its 7.375% Senior Notes for $23.3 million, resulting in a loss on debt extinguishment of $0.9 million. As of September 30, 2015, the aggregate outstanding principal amount of the Company's 7.375% Senior Notes due 2019 was $211.0 million.
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
SEA-Vista Credit Facility. On April 15, 2015, SEA-Vista entered into a $300.0 million credit agreement with a syndicate of lenders that matures in 2020 (the "SEA-Vista Credit Facility") and is secured by substantially all of SEA-Vista's tangible and intangible assets with no recourse to SEACOR or its other subsidiaries. The SEA-Vista Credit Facility is comprised of three tranches: (i) a $100.0 million revolving credit facility (the "Revolving Loan"); (ii) an $80.0 million term loan (the "Term A-1 Loan"); and (iii) a $120.0 million delayed draw term loan (the "Term A-2 Loan"). The proceeds from the SEA-Vista Credit Facility were and will be used to fund SEA-Vista's working capital, general corporate purposes, capital commitments and the redemption of its Title XI Bonds (see note above). All three loans bear interest at a variable rate determined by reference to the London Interbank Offered Rate ("LIBOR") plus a margin of between 2.00% and 2.75% as determined in accordance with the SEA-Vista Credit Facility or, at the election of SEA-Vista, a Base Rate plus a margin of between 1.25% and 1.75% as determined in accordance with the SEA-Vista Credit Facility. A quarterly fee is payable on the unused commitments of all three tranches. SEA-Vista incurred $3.1 million of issuance costs related to the SEA-Vista Credit Facility.
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
During the nine months ended September 30, 2015, SEA-Vista drew $30.0 million and repaid $17.0 million on the Revolving Loan, borrowed $80.0 million and made scheduled repayments of $2.0 million on the Term A-1 Loan and borrowed $86.0 million under the Term A-2 Loan. As of September 30, 2015, SEA-Vista had $121.0 million of borrowing capacity under the SEA-Vista Credit Facility. Subsequent to September 30, 2015, SEA-Vista borrowed $26.1 million on the Term A-2 Loan.
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
ICP Revolving Credit Facility. On April 9, 2015, ICP obtained a $30.0 million revolving credit facility with JP Morgan Chase Bank, N.A. serving as Administrative Agent and Lender (the "ICP Revolving Credit Facility"), which includes an accordion feature whereby loan commitments available under the facility could be increased in the future by an additional $20.0 million, subject to lender approval. The ICP Revolving Credit Facility will primarily be used to finance working capital requirements and for general corporate purposes. The ICP Revolving Credit Facility matures on April 9, 2018 and is secured by all assets of ICP, except real estate, with no recourse to SEACOR or its other subsidiaries. ICP has agreed not to pledge its real estate as collateral to any other party. The amount available for borrowing at any given time under the ICP Revolving Credit Facility is determined by a formula based on the current outstanding loan balance, the amount of ICP’s eligible outstanding accounts receivable balances, and the carrying value of its eligible inventories, subject to additional reserves. Interest on outstanding loans would equate to the one-month LIBOR interest rate plus an applicable margin of 2.00%. A monthly commitment fee is payable based on the unused amounts of the ICP Revolving Credit Facility. The ICP Revolving Credit Facility places restrictions on ICP including limitations on its ability to incur indebtedness, liens, restricted payments, and asset sales. Other restricted payments, including dividends, are subject to certain conditions, including undrawn availability under the ICP Revolving Credit Facility and ICP’s pro forma fixed charge coverage ratio, as defined. In addition, ICP is subject to various covenants under this agreement, as defined. ICP incurred $0.3 million in issuance costs related to the ICP Revolving Credit Facility. As of September 30, 2015, ICP had no borrowings on the ICP Revolving Credit Facility and had $20.2 million of borrowing capacity.
Other. During the nine months ended September 30, 2015, the Company made other scheduled payments on long-term debt of $5.5 million and made net payments of $2.7 million under inventory financing arrangements. In addition, the Company received advances of $4.9 million and made repayments of $8.9 million on another subsidiary's revolving credit facility.
As of September 30, 2015, the Company had outstanding letters of credit totaling $33.5 million with various expiration dates through 2019.

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
The Company’s financial assets and liabilities as of September 30, 2015 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$31,632	$—	$—
Derivative instruments (included in other receivables)	56	309	—
Construction reserve funds	253,470	—	—
LIABILITIES
Short sale of marketable securities(1) (included in other current liabilities)	8,584	—	—
Derivative instruments (included in other current liabilities)	2,404	386	—
______________________

(1)
Marketable security gains (losses), net include unrealized losses of $2.2 million and unrealized gains of $0.3 million for the three months ended September 30, 2015 and 2014, respectively, related to marketable security positions held by the Company as of September 30, 2015. Marketable security gains (losses), net include unrealized losses of $1.5 million and unrealized gains of $0.5 million for the nine months ended September 30, 2015 and 2014, respectively, related to marketable security positions held by the Company as of September 30, 2015.

The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2015 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$456,805	$456,805	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	13,139	see below
Notes receivable from third parties (included in other receivables and other assets)	24,987	see below
LIABILITIES
Long-term debt, including current portion(1)	961,453	—	960,145	—
______________________

(1)	The estimated fair value includes the conversion options on the Company's 2.5% and 3.0% Convertible Senior Notes.

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
The Company’s non-financial assets and liabilities that were measured at fair value during the nine months ended September 30, 2015 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Construction in progress(1)	$—	$200	$—
Investment in VA&E(2)	—	6,802	—
______________________

(1)
During the nine months ended September 30, 2015, the Company recognized impairment charges of $6.6 million related to the suspended construction of two offshore support vessels. The fair value of the construction in progress was determined based on the scrap value of the hulls.

(2)
During the nine months ended September 30, 2015, the Company marked its equity investment in VA&E to fair value upon the deconsolidation of a previously controlled subsidiary following its contribution to VA&E. The fair value was determined based on the value of the equity investment the Company received.

7.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of September 30, 2015 were as follows (in thousands):

	Derivative Asset	Derivative Liability

Options on equities and equity indices	$—	$1,549
Forward currency exchange, option and future contracts	—	91
Interest rate swap agreements	—	295
Commodity swap, option and future contracts:
Exchange traded	56	855
Non-exchange traded	309	—
	$365	$2,790
Cash Flow Hedges. Certain of the Company's 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company's 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate. As of September 30, 2015, the interest rate swaps held by the Company's 50% or less owned companies were as follows:

•
MexMar had four interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.05% on the aggregate amortized notional value of $120.9 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Sea-Cat Crewzer II had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer II to pay a fixed rate of interest of 1.52% on the amortized notional value of $26.2 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Sea-Cat Crewzer had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer to pay a fixed rate of interest of 1.52% on the amortized notional value of $23.3 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
SeaJon had an interest rate swap agreement maturing in 2017 that calls for SeaJon to pay a fixed interest rate of 2.79% on the amortized notional value of $33.3 million and receive a variable interest rate based on LIBOR on the amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the nine months ended September 30 as follows (in thousands):

	2015	2014
Options on equities and equity indices	$(699)	$22
Forward currency exchange, option and future contracts	(474)	62
Interest rate swap agreements	(15)	(169)
Commodity swap, option and future contracts:
Exchange traded	(2,606)	(2,996)
Non-exchange traded	1,499	400
	$(2,295)	$(2,681)
The Company holds positions in publicly traded equity options that convey the right or obligation to engage in future transactions in the underlying equity security or index. The Company’s investment in equity options primarily includes positions in energy, marine, transportation and other related businesses. These contracts are typically entered into to mitigate the risk of changes in the market value of marketable security positions that the Company is either about to acquire, has acquired or is about to dispose.
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of September 30, 2015, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $2.3 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.
The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of September 30, 2015, the interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•
The Company had an interest rate swap agreement maturing in 2018 that calls for the Company to pay a fixed interest rate of 3.00% on the amortized notional value of $6.8 million and receive a variable interest rate based on Euribor on the amortized notional value.

•
OSV Partners had two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% on the aggregate amortized notional value of $44.4 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Dynamic Offshore had an interest rate swap agreement maturing in 2018 that calls for Dynamic Offshore to pay a fixed interest rate of 1.30% on the amortized notional value of $86.1 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Dorian had eight interest rate swap agreements with maturities ranging from 2018 to 2022 that call for Dorian to a pay fixed rate of interest ranging from 1.93% to 5.40% on the aggregate amortized notional value of $364.9 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Falcon Global had an interest rate swap agreement maturing in 2022 that calls for Falcon Global to pay a fixed interest rate of 2.06% on the amortized notional value of $62.5 million and receive a variable interest rate based on LIBOR on the amortized notional value.

The Company enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. ICP enters into exchange traded positions (primarily corn, ethanol and natural gas) to protect its raw material and finished goods inventory balances from market changes. VA&E enters into exchange traded positions to protect its fixed price future purchase and sale contracts for sugar as well as its inventory balances from market changes. As of September 30, 2015, the net market exposure to these commodities under these contracts was not material.

8.	STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the nine months ended September 30, 2015, the Company acquired 962,955 shares of Common Stock for treasury for an aggregate purchase price of $62.2 million. As of September 30, 2015, the remaining authority under the repurchase plan was $87.8 million.
During the nine months ended September 30, 2015, the Company also purchased 40,859 shares of Common Stock for treasury for an aggregate purchase price of $3.0 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company's Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR's Board of Directors.

9.	NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company's consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests			September 30, 2015	December 31, 2014
Offshore Marine Services:
Windcat Workboats	25%			$8,139	$7,527
Other	1.8%	–	33.3%	831	1,323
Inland River Services:
Other	3.0%	–	51.8%	1,107	1,088
Shipping Services:
Sea-Vista	49%			81,038	89,680
Illinois Corn Processing	30%			22,232	16,397
Other	5.0%	–	14.6%	433	1,978
				$113,780	$117,993
Windcat Workboats. Windcat Workboats owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. As of September 30, 2015, the net assets of Windcat Workboats were $32.6 million. During the nine months ended September 30, 2015, the net income of Windcat Workboats was $3.4 million, of which $0.9 million was attributable to noncontrolling interests. During the nine months ended September 30, 2014, the net loss of Windcat Workboats was $1.0 million, of which $0.2 million was attributable to noncontrolling interests.
SEA-Vista. SEA-Vista owns and operates the Company's fleet of U.S.-flag product tankers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products and holds contracts for the construction of three 50,000 DWT (deadweight tonnage) product tankers. As of September 30, 2015, the net assets of SEA-Vista were $165.4 million. During the nine months ended September 30, 2015, the net loss of SEA-Vista was $9.6 million, of which $4.7 million was attributable to noncontrolling interests. During the nine months ended September 30, 2014, the net income of SEA-Vista was $12.9 million, of which $6.3 million was attributable to noncontrolling interests.
Illinois Corn Processing. Illinois Corn Processing LLC (“ICP”) owns and operates an alcohol manufacturing, storage and distribution facility located in Pekin, IL. As of September 30, 2015, the net assets of ICP were $74.1 million. During the nine months ended September 30, 2015, the net income of ICP was $19.4 million, of which $5.8 million was attributable to noncontrolling interests. During the nine months ended September 30, 2014, the net income of ICP was $29.0 million, of which $7.5 million was attributable to noncontrolling interests.

10.	MULTI-EMPLOYER PENSION PLANS
MNRPF. The cumulative funding deficits of the MNRPF were being recovered by additional annual contributions from current employers that are subject to adjustment following the results of tri-annual actuarial valuations. Prior to 2012, the Company was invoiced and expensed $0.4 million for its allocated share of the then cumulative funding deficits. On February 25, 2015, the High Court approved a new deficit contribution scheme whereby any funding deficit of the MNRPF is to be remedied through funding contributions from all participating current and former employers. Based on an actuarial valuation in 2014, the cumulative funding deficit of the MNRPF was $491.7 million (£325.0 million). On August 28, 2015, the Company was invoiced and recognized payroll related operating expenses of $6.9 million (£4.5 million) for its allocated share of the cumulative funding deficit, including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. The invoiced amounts are payable in four annual installments beginning in October of 2015. Depending upon the results of future actuarial valuations, it is possible that the plan could experience further funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received.
AMOPP. During the nine months ended September 30, 2015, the Company received notification from the AMOPP that the Company's withdrawal liability as of September 30, 2014 was $39.9 million based on an actuarial valuation performed as of that date. That liability may change in future years based on various factors, primarily employee census. As of September 30, 2015, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.

11.	SHARE BASED COMPENSATION
Transactions in connection with the Company’s share based compensation plans during the nine months ended September 30, 2015 were as follows:

Director stock awards granted	2,500
Employee Stock Purchase Plan (“ESPP”) shares issued	39,384
Restricted stock awards granted	135,150
Restricted stock awards canceled	—
Shares released from Deferred Compensation Plan	217
Stock Option Activities:
Outstanding as of December 31, 2014	1,546,508
Granted	149,735
Exercised	(40,365)
Expired	(7,466)
Outstanding as of September 30, 2015	1,648,412
Shares available for future grants and ESPP purchases as of September 30, 2015	808,025

12.	COMMITMENTS AND CONTINGENCIES
The Company's capital commitments as of September 30, 2015 by year of expected payment were as follows (in thousands):

	2015	2016	2017	2018	2019	Total
Shipping Services	$46,543	$166,854	$22,599	$—	$—	$235,996
Offshore Marine Services	7,111	43,375	16,227	19,062	5,983	91,758
Inland River Services	4,092	1,468	—	—	—	5,560
Illinois Corn Processing	1,216	2,171	—	—	—	3,387
Other	369	—	—	—	—	369
	$59,331	$213,868	$38,826	$19,062	$5,983	$337,070
Shipping Services' capital commitments included three U.S.-flag product tankers, one U.S.-flag articulated tug barge and two U.S.-flag harbor tugs. Offshore Marine Services' capital commitments included six fast support vessels, four supply vessels and three wind farm utility vessels. Inland River Services' capital commitments included two inland river 30,000 barrel liquid tank barges and three inland river towboats. Of these commitments, approximately $6.8 million may be terminated without further liability other than the payment of liquidated damages of $0.7 million. Subsequent to September 30, 2015, the Company committed to purchase two offshore support vessels, 50 inland river dry-cargo barges, three inland river towboats and other equipment for $95.7 million.
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

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2015
Operating Revenues:
External customers	95,503	53,617	58,673	40,282	13,777	—	261,852
Intersegment	28	693			2	(723)	—
	95,531	54,310	58,673	40,282	13,779	(723)	261,852
Costs and Expenses:
Operating	70,221	39,487	27,666	33,514	5,854	(757)	175,985
Administrative and general	12,753	3,907	6,236	543	6,658	7,795	37,892
Depreciation and amortization	15,252	7,268	6,476	979	152	891	31,018
	98,226	50,662	40,378	35,036	12,664	7,929	244,895
Gains (Losses) on Asset Dispositions and Impairments, Net	(246)	11,510	—	—	—	—	11,264
Operating Income (Loss)	(2,941)	15,158	18,295	5,246	1,115	(8,652)	28,221
Other Income (Expense):
Derivative gains (losses), net	(10)	50	—	(336)	—	(429)	(725)
Foreign currency losses, net	(1,567)	(2,173)	(9)	—	(64)	(244)	(4,057)
Other, net	(9)	—	1,836	—	(1)	(53)	1,773
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,708	(2,117)	5,292	—	240	—	5,123
Segment Profit (Loss)	(2,819)	10,918	25,414	4,910	1,290
Other Income (Expense) not included in Segment Profit (Loss)							(10,867)
Less Equity Earnings included in Segment Profit (Loss)							(5,123)
Income Before Taxes and Equity Earnings							14,345

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2015
Operating Revenues:
External customers	285,613	169,996	165,754	128,251	54,491	—	804,105
Intersegment	89	2,071	—	—	77	(2,237)	—
	285,702	172,067	165,754	128,251	54,568	(2,237)	804,105
Costs and Expenses:
Operating	216,749	129,556	100,921	107,220	30,787	(2,357)	582,876
Administrative and general	38,967	11,556	19,201	1,614	20,411	23,704	115,453
Depreciation and amortization	46,310	21,519	19,822	2,938	1,141	2,797	94,527
	302,026	162,631	139,944	111,772	52,339	24,144	792,856
Gains (Losses) on Asset Dispositions and Impairments, Net	(3,440)	14,479	—	—	(235)	—	10,804
Operating Income (Loss)	(19,764)	23,915	25,810	16,479	1,994	(26,381)	22,053
Other Income (Expense):
Derivative gains (losses), net	(15)	309	—	(1,114)	(472)	(1,003)	(2,295)
Foreign currency gains (losses), net	323	(3,086)	(12)	—	(68)	(771)	(3,614)
Other, net	(112)	—	2,052	4,112	47	63	6,162
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	7,509	(6,108)	8,796	—	(111)	—	10,086
Segment Profit (Loss)	(12,059)	15,030	36,646	19,477	1,390
Other Income (Expense) not included in Segment Profit (Loss)							(51,125)
Less Equity Earnings included in Segment Profit (Loss)							(10,086)
Loss Before Taxes and Equity Earnings							(28,819)

Capital Expenditures	67,126	66,604	89,015	3,983	41	475	227,244

As of September 30, 2015
Property and Equipment:
Historical cost	1,087,471	477,163	454,095	47,256	3,111	30,387	2,099,483
Accumulated depreciation	(535,575)	(164,485)	(232,603)	(18,426)	(2,899)	(13,733)	(967,721)
	551,896	312,678	221,492	28,830	212	16,654	1,131,762
Construction in progress	95,556	23,208	289,714	4,701	—	393	413,572
	647,452	335,886	511,206	33,531	212	17,047	1,545,334
Investments, at Equity, and Advances to 50% or Less Owned Companies	128,748	102,732	211,017	—	48,321	—	490,818
Inventories	4,837	2,165	719	15,553	—	—	23,274
Goodwill	13,367	2,382	1,852	—	48,124	—	65,725
Intangible Assets	1,081	6,191	—	—	19,907	—	27,179
Other current and long-term assets, excluding cash and near cash assets(3)	101,254	77,563	33,813	11,362	47,376	13,203	284,571
Segment Assets	896,739	526,919	758,607	60,446	163,940
Cash and near cash assets(3)							741,907
Total Assets							3,178,808
______________________

(1)	Operating revenues includes $119.3 million of tangible product sales and operating expenses includes $98.3 million of costs of goods sold.

(2)	Inventories includes raw materials of $1.7 million and work in process of $1.7 million.

(3)	Cash and near cash assets includes cash, cash equivalents, marketable securities, and construction reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2014
Operating Revenues:
External customers	135,143	59,297	51,659	53,813	39,024	—	338,936
Intersegment	35	635	—	—	—	(670)	—
	135,178	59,932	51,659	53,813	39,024	(670)	338,936
Costs and Expenses:
Operating	90,736	43,947	29,068	44,461	30,099	(635)	237,676
Administrative and general	14,514	3,520	5,883	463	8,629	13,646	46,655
Depreciation and amortization	16,269	7,841	6,730	1,055	649	1,060	33,604
	121,519	55,308	41,681	45,979	39,377	14,071	317,935
Gains (Losses) on Asset Dispositions	3,219	26,429	(2)	—	—	223	29,869
Operating Income (Loss)	16,878	31,053	9,976	7,834	(353)	(14,518)	50,870
Other Income (Expense):
Derivative gains (losses), net	(33)	—	—	(2,674)	205	(36)	(2,538)
Foreign currency losses, net	(1,870)	(450)	(27)	—	(121)	(591)	(3,059)
Other, net	—	—	123	—	42	(54)	111
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,529	(95)	(2,188)	—	726	—	972
Segment Profit	17,504	30,508	7,884	5,160	499
Other Income (Expense) not included in Segment Profit							3,032
Less Equity Earnings included in Segment Profit							(972)
Income Before Taxes and Equity Earnings							48,416

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2014
Operating Revenues:
External customers	402,314	171,508	157,635	185,267	60,453	—	977,177
Intersegment	112	2,390	—	—	—	(2,502)	—
	402,426	173,898	157,635	185,267	60,453	(2,502)	977,177
Costs and Expenses:
Operating	278,534	128,668	84,083	148,164	51,499	(2,390)	688,558
Administrative and general	43,100	11,692	17,200	1,568	15,189	30,669	119,418
Depreciation and amortization	49,021	22,775	21,599	3,055	816	2,950	100,216
	370,655	163,135	122,882	152,787	67,504	31,229	908,192
Gains (Losses) on Asset Dispositions and Impairments, Net	14,483	28,092	(43)	—	(409)	(3,281)	38,842
Operating Income (Loss)	46,254	38,855	34,710	32,480	(7,460)	(37,012)	107,827
Other Income (Expense):
Derivative gains (losses), net	(164)	—	—	(3,475)	972	(14)	(2,681)
Foreign currency losses, net	(441)	(303)	(36)	—	(59)	(699)	(1,538)
Other, net	14,739	(38)	(3,652)	493	(4,796)	(77)	6,669
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	7,414	(3,842)	129	—	(1,020)	—	2,681
Segment Profit (Loss)	67,802	34,672	31,151	29,498	(12,363)
Other Income (Expense) not included in Segment Profit (Loss)							(2,955)
Less Equity Earnings included in Segment Profit (Loss)							(2,681)
Income Before Taxes and Equity Earnings							107,322

Capital Expenditures	63,377	48,402	180,736	2,485	148	15,946	311,094

As of September 30, 2014
Property and Equipment:
Historical cost	1,124,701	501,594	455,765	47,155	7,133	30,161	2,166,509
Accumulated depreciation	(495,272)	(159,003)	(207,482)	(14,423)	(3,827)	(9,986)	(889,993)
	629,429	342,591	248,283	32,732	3,306	20,175	1,276,516
Construction in progress	71,880	29,793	181,953	195	235	306	284,362
	701,309	372,384	430,236	32,927	3,541	20,481	1,560,878
Investments, at Equity, and Advances to 50% or Less Owned Companies	110,648	90,356	204,580	—	39,242	—	444,826
Inventories	4,755	2,389	1,173	10,076	2,503	—	20,896
Goodwill	13,367	2,718	1,852	—	44,967	—	62,904
Intangible Assets	2,350	6,797	434	—	24,725	—	34,306
Other current and long-term assets, excluding cash and near cash assets(3)	140,805	58,476	19,959	12,426	86,119	21,623	339,408
Segment Assets	973,234	533,120	658,234	55,429	201,097
Cash and near cash assets(3)							827,852
Total Assets							3,291,070
______________________

(1)	Operating revenues includes $177.2 million of tangible product sales and operating expenses includes $139.9 million of costs of goods sold.

(2)	Inventories includes raw materials of $1.8 million and work in process of $1.3 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months ("Current Year Quarter") and nine months ("Current Nine Months") ended September 30, 2015 compared with the three months ("Prior Year Quarter") and nine months ("Prior Nine Months") ended September 30, 2014. See "Item 1. Financial Statements—Note 13. Segment Information" included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the same meaning as such defined terms used in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Offshore Marine Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	31,219	33	56,932	42	95,484	34	182,603	45
Africa, primarily West Africa	13,005	13	16,903	13	43,543	15	51,055	13
Middle East	11,574	12	11,466	8	33,982	12	35,568	9
Brazil, Mexico, Central and South America	6,431	7	12,885	9	23,458	8	33,548	8
Europe, primarily North Sea	26,673	28	29,485	22	77,432	27	84,211	21
Asia	6,629	7	7,507	6	11,803	4	15,441	4
	95,531	100	135,178	100	285,702	100	402,426	100
Costs and Expenses:
Operating:
Personnel	42,546	45	48,218	36	119,019	42	142,628	35
Repairs and maintenance	7,961	8	12,623	9	26,652	9	39,841	10
Drydocking	1,483	2	7,606	5	14,296	5	29,573	7
Insurance and loss reserves	2,681	3	3,753	3	7,703	3	10,341	3
Fuel, lubes and supplies	5,309	5	7,023	5	15,839	6	21,419	5
Leased-in equipment	5,731	6	6,495	5	18,727	6	20,394	5
Brokered vessel activity	—	—	30	—	—	—	54	—
Other	4,510	5	4,988	4	14,513	5	14,284	4
	70,221	74	90,736	67	216,749	76	278,534	69
Administrative and general	12,753	13	14,514	11	38,967	14	43,100	11
Depreciation and amortization	15,252	16	16,269	12	46,310	16	49,021	12
	98,226	103	121,519	90	302,026	106	370,655	92
Gains (Losses) on Asset Dispositions, Net	(246)	—	3,219	2	(3,440)	(1)	14,483	3
Operating Income (Loss)	(2,941)	(3)	16,878	12	(19,764)	(7)	46,254	11
Other Income (Expense):
Derivative losses, net	(10)	—	(33)	—	(15)	—	(164)	—
Foreign currency gains (losses), net	(1,567)	(2)	(1,870)	(1)	323	—	(441)	—
Other, net	(9)	—	—	—	(112)	—	14,739	4
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,708	2	2,529	2	7,509	3	7,414	2
Segment Profit (Loss)(1)	(2,819)	(3)	17,504	13	(12,059)	(4)	67,802	17
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Charter Arrangement. The table below sets forth, for the periods indicated, operating revenues by charter arrangement.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	29,232	31	54,021	40	89,527	31	173,881	43
Africa, primarily West Africa	12,239	13	16,090	12	41,049	15	48,244	12
Middle East	8,562	9	9,218	7	25,695	9	28,843	7
Brazil, Mexico, Central and South America	3,664	4	11,805	9	15,121	5	30,630	8
Europe, primarily North Sea	26,032	27	28,832	21	75,480	26	82,386	20
Asia	5,135	5	6,697	5	9,975	4	14,629	4
Total time charter	84,864	89	126,663	94	256,847	90	378,613	94
Bareboat charter	2,452	3	926	1	7,275	3	2,219	1
Other marine services	8,215	8	7,589	5	21,580	7	21,594	5
	95,531	100	135,178	100	285,702	100	402,426	100

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rates Per Day Worked:
Anchor handling towing supply	$29,978	$26,175	$26,881	$25,610
Fast support	8,853	9,542	9,370	9,117
Mini-supply	5,858	6,550	5,835	6,802
Standby safety	10,487	11,091	10,314	10,903
Supply	14,459	18,355	15,840	17,428
Towing supply	7,912	9,223	8,456	9,608
Specialty	25,517	38,716	22,352	28,766
Liftboats	17,124	23,933	19,923	23,084
Overall Average Rates Per Day Worked (excluding wind farm utility)	14,029	15,863	13,708	15,202
Wind farm utility	2,446	2,688	2,476	2,563
Overall Average Rates Per Day Worked	10,003	12,239	10,018	12,054
Utilization:
Anchor handling towing supply	59%	76%	61%	79%
Fast support	64%	71%	70%	76%
Mini-supply	97%	100%	94%	91%
Standby safety	84%	89%	84%	88%
Supply	41%	75%	51%	81%
Towing supply	68%	70%	87%	79%
Specialty	88%	54%	54%	51%
Liftboats	31%	66%	33%	69%
Overall Fleet Utilization (excluding wind farm utility)	63%	77%	65%	79%
Wind farm utility	90%	97%	90%	90%
Overall Fleet Utilization	70%	81%	72%	81%
Available Days:
Anchor handling towing supply	1,380	1,541	4,095	4,618
Fast support	2,072	2,488	6,288	7,626
Mini-supply	368	413	1,092	1,431
Standby safety	2,208	2,208	6,552	6,552
Supply	920	1,298	2,895	4,235
Towing supply	184	184	546	546
Specialty	276	276	819	819
Liftboats	1,380	1,380	4,095	4,095
Overall Fleet Available Days (excluding wind farm utility)	8,788	9,788	26,382	29,922
Wind farm utility	3,262	2,944	9,353	8,719
Overall Fleet Available Days	12,050	12,732	35,735	38,641

The Current Year Quarter and Current Nine Months results reflect extremely difficult conditions in the Company's offshore marine services business. Notwithstanding the challenges, offshore marine services continues to contribute to net cash provided by operating activities and has benefited from a fleet and geographical exposure that is diverse with minimal investment in boats that are highly dependent on deep water exploration activity. The Company expects market conditions in the offshore marine services business to deteriorate further over the next several quarters and plans on taking further measures to reduce costs.
Excluding the Company’s cold-stacked and wind farm utility vessels, fleet utilization was 74% in the Current Year Quarter compared with 77% in the Prior Year Quarter and 74% in the Current Nine Months compared with 80% in the Prior Nine Months. The Company adheres to a strategy of cold-stacking vessels during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company may maintain class certification on certain cold-stacked vessels thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels return to service. As of September 30, 2015, the Company had 22 vessels cold-stacked compared with two vessels as of September 30, 2014. As of September 30, 2015, five of the Company’s cold-stacked vessels were leased-in, of which four are expected to be returned to their owners (two during the remainder of 2015 and two in the first quarter of 2016).
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $39.6 million lower for the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $41.8 million lower for the Current Year Quarter compared with the Prior Year Quarter.
Excluding the contribution of the wind farm utility vessels, fleet utilization was 63% in the Current Year Quarter compared with 77% in the Prior Year Quarter, and average day rates were $14,029 per day in the Current Year Quarter compared with $15,863 per day in the Prior Year Quarter, a decrease of $1,834 per day or 12%. The number of days available for charter was 8,788 in the Current Year Quarter compared with 9,788 in the Prior Year Quarter, a decrease of 1,000 days or 10%.
In the U.S., time charter revenues were $24.8 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to a $14.6 million reduction from the Company's liftboat fleet. Time charter revenues were $18.9 million lower due to reduced utilization, of which $8.4 million was a consequence of cold-stacking vessels and $10.5 million for vessels in active service. In addition, time charter revenues were $3.7 million lower due to net fleet dispositions and $3.6 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. Time charter revenues were $1.4 million higher due to an increase in average day rates primarily attributable to supporting offshore construction activity during the Current Year Quarter. The number of available days for charter was 3,206 in the Current Year Quarter compared with 3,883 in the Prior Year Quarter, a decrease of 677 or 17%. As of September 30, 2015, the Company had 19 vessels cold-stacked in this region compared with two vessels as of September 30, 2014.
In Africa, time charter revenues were $3.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.8 million lower due to reduced utilization, of which $0.7 million was a consequence of cold-stacking vessels and $0.1 million for vessels in active service. Time charter revenues were $2.0 million lower due to a decrease in average day rates, and $1.1 million lower due to the repositioning of vessels between geographic regions. As of September 30, 2015, the Company had two vessels cold-stacked in this region compared with none as of September 30, 2014.
In the Middle East, time charter revenues were $0.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $1.7 million lower due to reduced utilization, $1.3 million lower due to reduced average day rates and $0.4 million lower due to fleet dispositions. Time charter revenues were $2.7 million higher due to the repositioning of vessels between geographic regions.
In Brazil, Mexico and Central and South America, time charter revenues were $8.1 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $1.1 million lower due to reduced average day rates, $2.1 million lower due to fleet dispositions, and $5.1 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. Time charter revenues were $0.2 million higher due to improved utilization. The number of available days for charter was 184 in the Current Year Quarter compared with 568 in the Prior Year Quarter, a decrease of 384 or 68%.
In Europe, excluding wind farm utility vessels, time charter revenues were $2.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $1.2 million lower due to reduced utilization, $1.5 million lower due to unfavorable changes in currency exchange rates, and $0.4 million higher due to improved average day rates. For the wind farm utility vessels, time charter revenues were $0.5 million lower. Time charter revenues were $0.7 million lower due to reduced utilization, $0.5 million lower due to unfavorable changes in currency exchange rates, $0.1 million lower due to reduced average day rates, and $0.8 million higher due to fleet additions.

In Asia, time charter revenues were $1.5 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $1.1 million lower due to reduced average day rates, $0.2 million lower due to the cold-stacking of vessels, and $0.2 million lower due to the repositioning of vessels between geographic regions. As of September 30, 2015, the Company had one vessel cold-stacked in this region compared with none as of September 30, 2014.
Other operating revenues were $2.2 million higher in the Current Year Quarter compared with the Prior Year Quarter, primarily due to an increase in bareboat charter revenue in Brazil, Mexico and Central and South America.
Operating Expenses. Operating expenses were $20.5 million lower in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, operating expenses were $6.2 million lower due to net fleet dispositions, $8.5 million lower due to the effect of cold-stacking vessels, $6.6 million lower for vessels in active service, $6.1 million lower due to fewer repositionings of vessels between geographic regions and other changes in fleet mix, and $6.9 million higher due to the recognition of a charge for a U.K. subsidiary's share of a funding deficit in the Merchant Navy Ratings Pension Fund ("MNRPF") for North Sea mariners arising from a 2014 actuarial valuation.
Personnel costs were $2.8 million lower due to net fleet dispositions, $4.0 million lower due to the effect of cold-stacking vessels, $2.7 million lower for vessels in active service primarily due to favorable changes in currency exchange rates partially offset by increased seafarer compensation costs, $3.1 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $6.9 million higher due to the above referenced recognition of a charge for a U.K. subsidiary's share of a funding deficit in the MNRPF. Repair and maintenance costs were $0.4 million lower due to net fleet dispositions, $1.5 million lower due to the effect of cold-stacking vessels, $1.5 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $1.3 million lower for vessels in active service primarily due to reduced expenditures in all geographic regions except West Africa and the Middle East. Drydocking expenses were $2.5 million lower due to the effect of cold-stacking vessels, $1.7 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix and $1.9 million lower for vessels in active service primarily due to reduced expenditures in all geographic regions. Insurance and loss reserves expenses were $0.6 million lower due to the effect of cold-stacking vessels, $0.3 million lower due to net fleet dispositions, and $0.1 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. Fuel, lubes and supplies expenses were $0.7 million lower due to the effect of cold-stacking vessels, $0.3 million lower due to net fleet dispositions, $0.1 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $0.6 million lower for vessels in active service.
Administrative and General. Administrative and general expenses were $1.8 million lower for the Current Year Quarter compared with the Prior Year Quarter primarily due to a reduction in shore side personnel costs and lower legal fees.
Gains on Asset Dispositions. During the Current Year Quarter, the Company recognized impairment charges of $0.2 million related to other marine equipment spares. During the Prior Year Quarter, the Company sold three offshore support vessels and other equipment for net proceeds of $53.4 million and gains of $16.6 million, of which $3.2 million were recognized currently and $13.4 million were deferred.
Operating Income. Excluding the impact of gains (losses) on asset dispositions and impairments, net, operating loss as a percentage of operating revenues was 3% in the Current Year Quarter compared with operating income as a percentage of operating revenues of 10% in the Prior Year Quarter. The decrease was primarily due to lower time charter revenues and the $6.9 million charge for funding the deficit in the MNRPF, partially offset by reductions in drydocking expenses and daily running costs as a consequence of cold-stacking additional vessels.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Operating revenues were $116.7 million lower for the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $121.8 million lower for the Current Nine Months compared with the Prior Nine Months.
Excluding the contribution of the wind farm utility vessels, fleet utilization was 65% in the Current Nine Months compared with 79% in the Prior Nine Months, and average day rates were $13,708 per day in the Current Nine Months compared with $15,202 per day in the Prior Nine Months, a decrease of $1,494 per day or 10%. The number of days available for charter was 26,382 in the Current Nine Months compared with 29,922 in the Prior Nine Months, a decrease of 3,540 days or 12%.
In the U.S., time charter revenues were $84.4 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to a $37.8 million reduction from the liftboat fleet, a $22.4 million reduction from supply vessels and a $14.1 million reduction from anchor handling towing supply vessels. Time charter revenues were $57.5 million lower due to reduced utilization, of which $31.3 million was a consequence of cold-stacking vessels and $26.2 million for vessels in active service. In addition, time charter revenues were $17.7 million lower due to net fleet dispositions and $11.1 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. Time charter revenues were $1.9 million higher due to an increase in average day rates. The number of available days for charter was 9,373 in the Current Nine Months compared with 12,705 in the Prior Nine Months, a decrease of 3,332 or 26%. As of September 30, 2015, the Company had 19 vessels cold-stacked in this region compared with two vessels as of September 30, 2014.
In Africa, time charter revenues were $7.2 million lower in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $2.9 million lower due to reduced utilization, of which $0.7 million was a consequence of cold-stacking vessels and $2.2 million for vessels in active service, $4.0 million lower due to a decrease in average day rates and $1.5 million lower due to the repositioning of vessels between geographic regions. Time charter revenues were $1.2 million higher due to fleet additions. As of September 30, 2015, the Company had two vessels cold-stacked in this region compared with none as of September 30, 2014.
In the Middle East, time charter revenues were $3.1 million lower in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $2.8 million lower due to reduced utilization, $2.3 million lower due to reduced average day rates, and $0.7 million lower due to fleet dispositions. Time charter revenues were $2.7 million higher due to the repositioning of vessels between geographic regions.
In Brazil, Mexico and Central and South America, time charter revenues were $15.5 million lower in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $2.2 million lower due to reduced average day rates, $3.3 million lower due to fleet dispositions, and $11.0 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. Time charter revenues were $1.0 million higher due to improved utilization. The number of available days for charter was 788 in the Current Nine Months compared with 1,462 in the Prior Nine Months, a decrease of 674 or 46%.
In Europe, excluding wind farm utility vessels, time charter revenues were $6.3 million lower in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $3.1 million lower due to reduced utilization and $5.1 million lower due to unfavorable changes in currency exchange rates. Time charter revenues were $1.9 million higher due to improved average day rates. For the wind farm utility vessels, time charter revenues were $0.6 million lower. Time charter revenues were $0.6 million lower due to reduced utilization, $0.1 million lower due to reduced average day rates, and $1.5 million lower due to unfavorable changes in currency exchange rates. Time charter revenues were $1.6 million higher due to fleet additions.
In Asia, time charter revenues were $4.7 million lower in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $3.1 million lower due to reduced utilization, of which $2.3 million was a consequence of cold-stacking vessels and $0.8 million for vessels in active service, $1.4 million lower due to reduced average day rates, and $0.2 million lower due to the repositioning of vessels between geographic regions. As of September 30, 2015, the Company had one vessel cold-stacked in this region compared with none as of September 30, 2014.
Other operating revenues were $5.1 million higher in the Current Six Months compared with the Prior Six Months, primarily due to an increase in bareboat charter revenue in Brazil, Mexico and Central and South America.
Operating Expenses. Operating expenses were $61.8 million lower in the Current Nine Months compared with the Prior Nine Months. On an overall basis, operating expenses were $23.6 million lower due to net fleet dispositions, $16.4 million lower due to the effect of cold-stacking vessels, $19.9 million lower for vessels in active service, $8.8 million lower due to fewer repositionings of vessels between geographic regions and other changes in fleet mix, and $6.9 million higher due to the recognition of a charge for a U.K. subsidiary's share of a funding deficit in the MNRFP for North Sea mariners arising from a 2014 actuarial valuation.
Personnel costs were $11.2 million lower due to net fleet dispositions, $9.1 million lower due to the effect of cold-stacking vessels, $4.9 million lower for vessels in active service primarily due to favorable changes in currency exchange rates partially offset by increased seafarer compensation costs, $5.3 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $6.9 million higher due to the above referenced recognition of a charge for a U.K. subsidiary's share of a funding deficit in the MNRPF. Repair and maintenance costs were $3.2 million lower due to net fleet dispositions, $2.1 million lower due to the effect of cold-stacking vessels, $2.3 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $5.5 million lower for vessels in active service primarily due to reduced expenditures in all geographic regions except West Africa. Drydocking expenses were $3.3 million lower due to the effect of cold-stacking vessels, $1.2 million lower due to fleet dispositions, $2.0 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix and $8.8 million lower for vessels in active service primarily due to reduced expenditures in all geographic regions except Brazil, Mexico and Central and South America. Insurance and loss reserves expenses were $1.1 million lower due to the effect of cold-stacking vessels, $0.6 million lower due to net fleet dispositions, and $0.9 million lower due to the repositioning of vessels between geographical regions and other changes in fleet mix. Fuel, lubes and supplies expenses were $1.5 million lower due to the effect of cold-stacking vessels, $1.2 million lower due to net fleet dispositions, $0.6 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $2.4 million lower for vessels in active service. Leased-in equipment expenses were $1.7 million lower due to an overall reduction in the number of leased-in vessels.

Administrative and General. Administrative and general expenses were $4.1 million lower for the Current Nine Months compared with the Prior Nine Months primarily due to a reduction in shore side personnel costs and a provision for doubtful accounts in the Prior Nine Months.
Gains on Asset Dispositions. During the Current Nine Months, the Company sold two offshore support vessels and other equipment for net proceeds of $15.7 million and gains of $0.9 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $2.6 million and recorded $6.9 million of impairment charges related to the suspended construction of two offshore support vessels and to other marine equipment spares. During the Prior Nine Months, the Company sold twelve offshore support vessels and other equipment for net proceeds of $114.1 million and gains of $38.8 million, of which $13.4 million were recognized currently and $25.4 million were deferred. In addition, the Company recognized previously deferred gains of $1.1 million.
Operating Income. Excluding the impact of gains (losses) on asset dispositions and impairments, net, operating loss as a percentage of operating revenues was 6% in the Current Nine Months, compared with operating income as a percentage of operating revenues of 8% in the Prior Nine Months. The decrease was primarily due to lower time charter revenues and the $6.9 million charge for funding the deficit in the MNRPF, partially offset by reductions in drydocking expenses and daily running costs as a consequence of cold-stacking additional vessels.
Other, Net. During the Prior Nine Months, the Company received net litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction. Upon settlement of the litigation, the Company recognized a gain of $14.7 million.
The composition of Offshore Marine Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2015
Anchor handling towing supply	13	1	4	—	18
Fast support	22	7	2	3	34
Mini-supply	4	2	—	1	7
Standby safety	24	1	—	—	25
Supply	7	12	4	3	26
Towing supply	2	1	—	—	3
Specialty	3	5	—	1	9
Liftboats	13	—	2	—	15
Wind farm utility	35	3	1	—	39
	123	32	13	8	176
2014
Anchor handling towing supply	14	1	3	—	18
Fast support	22	7	6	3	38
Mini-supply	4	2	—	1	7
Standby safety	24	1	—	—	25
Supply	7	9	8	3	27
Towing supply	2	1	—	—	3
Specialty	3	5	—	1	9
Liftboats	13	—	2	—	15
Wind farm utility	32	3	—	—	35
	121	29	19	8	177

Inland River Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	53,963	99	59,587	99	170,424	99	172,995	99
Foreign	347	1	345	1	1,643	1	903	1
	54,310	100	59,932	100	172,067	100	173,898	100
Costs and Expenses:
Operating:
Barge logistics	20,816	38	27,064	45	70,705	41	78,087	45
Personnel	7,253	13	6,286	10	20,715	12	18,088	10
Repairs and maintenance	4,018	8	3,145	5	10,617	6	7,086	4
Insurance and loss reserves	744	1	931	2	2,909	2	2,944	2
Fuel, lubes and supplies	1,948	4	1,509	3	10,220	6	5,170	3
Leased-in equipment	1,624	3	1,999	3	5,350	3	7,907	5
Other	3,084	6	3,013	5	9,040	5	9,386	5
	39,487	73	43,947	73	129,556	75	128,668	74
Administrative and general	3,907	7	3,520	6	11,556	7	11,692	7
Depreciation and amortization	7,268	13	7,841	13	21,519	13	22,775	13
	50,662	93	55,308	92	162,631	95	163,135	94
Gains on Asset Dispositions	11,510	21	26,429	44	14,479	9	28,092	16
Operating Income	15,158	28	31,053	52	23,915	14	38,855	22
Other Income (Expense):
Derivative gains, net	50	—	—	—	309	—	—	—
Foreign currency losses, net	(2,173)	(4)	(450)	(1)	(3,086)	(2)	(303)	—
Other, net	—	—	—	—	—	—	(38)	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(2,117)	(4)	(95)	—	(6,108)	(3)	(3,842)	(2)
Segment Profit(1)	10,918	20	30,508	51	15,030	9	34,672	20
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Dry-cargo barge pools	28,638	53	32,965	55	89,127	52	92,232	53
Charter-out of dry-cargo barges	973	2	933	2	2,821	2	3,330	2
Liquid unit tow operations	10,349	19	11,106	18	31,398	18	33,505	19
10,000 barrel liquid tank barge operations	3,583	6	5,924	10	14,027	8	17,742	10
Terminal operations	5,923	11	4,899	8	17,156	10	14,471	8
Fleeting operations	5,009	9	4,842	8	15,018	9	16,109	9
Inland river towboat operations and other activities	3,708	7	2,819	5	13,070	7	8,016	5
Inland river eliminations	(3,873)	(7)	(3,556)	(6)	(10,550)	(6)	(11,507)	(6)
	54,310	100	59,932	100	172,067	100	173,898	100

Dry-Cargo Barge Pools Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry-cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Tons	%	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	1,046	62	1,148	64	2,829	56	3,067	61
Non-Grain	651	38	647	36	2,222	44	1,953	39
	1,697	100	1,795	100	5,051	100	5,020	100

	Days		Days		Days		Days
Available barge days	52,440		53,074		155,808		157,619
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $5.6 million lower in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues from the dry-cargo barge pools were $4.3 million lower primarily due to reduced freight rates as a consequence of lower export demand. Operating revenues from liquid unit tow operations were $0.8 million lower primarily due to the expiration of time charters. Operating revenues from the 10,000 barrel tank barge operations were $2.3 million lower primarily due to the disposition of equipment. Operating revenues from terminal operations were $1.0 million higher primarily due to increased throughput of steel tonnage. Operating revenues from inland river towboat operations and other activities were $0.9 million higher primarily due to the completion of machine and repair services provided to third parties.
Operating Expenses. Operating expenses were $4.5 million lower in the Current Year Quarter compared with the Prior Year Quarter. Barge logistics expenses were $6.2 million lower primarily due to lower towing and switching costs as a consequence of reduced fuel prices and lower freight demand. Personnel costs were $1.0 million higher primarily due to operating two additional towboats. Repairs and maintenance costs were $0.9 million higher primarily due to U.S. Coast Guard inspections and related repair expenses. Fuel, lubes and supplies were $0.5 million higher primarily due to the completion of machine and repair services provided to third parties. Leased-in equipment was $0.4 million lower primarily due to returning two leased-in towboats to their owners.
Gains on Asset Dispositions. During the Current Year Quarter, the Company sold 34 10,000 barrel inland river tank barges and other equipment, and sold and leased back four inland river towboats, for net proceeds of $72.4 million and gains of $14.6 million, of which $10.7 million were recognized currently and $3.9 million were deferred. In addition, the Company recognized previously deferred gains of $0.8 million. During the Prior Year Quarter, the Company sold 60 inland river dry-cargo barges, three inland river towboats and other equipment for net proceeds of $44.5 million and gains of $25.6 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $0.8 million.
Operating Income. Operating income as a percentage of operating revenues was 28% in the Current Year Quarter compared with 52% in the Prior Year Quarter. The decrease is primarily due to higher gains on asset dispositions in the Prior Year Quarter.
Foreign currency losses, net. Foreign Currency losses were $1.7 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the weakening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company's intercompany lease obligations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Current Year Quarter, equity in losses in the 50% or less owned companies net of tax, primarily relate to the Company's joint venture operating on the Parana-Paraguay River Waterway and were primarily due to reduced activity as a result of the termination of four long-term time charter contracts in the fourth quarter of 2014 and the continued weakness in the iron ore and grain markets. The Company recognized interest income (not a component of segment profit) of $1.1 million during the Current Year Quarter on notes due from this joint venture.

Current Nine Months compared with Prior Nine Months
Operating Revenues. Operating revenues were $1.8 million lower in the Current nine months compared with the Prior year nine months. Operating revenues from the dry-cargo barge pools were $3.1 million lower primarily due to reduced freight rates as a consequence of lower export demand. Operating revenues from chartering out dry-cargo barges were $0.5 million lower primarily due to barges being redeployed into the dry-cargo barge pools. Operating revenues from liquid unit tow operations were $2.1 million lower primarily due to higher out-of-service time for repairs and lower rates. Operating revenues from the 10,000 barrel tank barge operations were $3.7 million lower primarily due to higher out-of-service time for U.S. Coast Guard inspections and related repairs, lower rates and the disposition of equipment. Operating revenues from terminal operations were $2.7 million higher primarily due to increased throughput of steel tonnage. Operating revenues from fleeting operations were $1.1 million lower primarily due to operating restrictions at certain of the Company's fleeting locations as a consequence of high water. Operating revenues from inland river towboat operations and other activities were $5.1 million higher due primarily to the completion of machine and repair services provided to third parties.
Operating Expenses. Operating expenses were $0.9 million higher in the Current nine months compared with the Prior Nine Months. Barge logistics expenses were $7.4 million lower primarily due to lower towing and switching costs as a result of lower fuel costs. Personnel costs were $2.6 million higher primarily due to operating three additional towboats, the return to service of one towboat following out-of-service time for repairs and increased terminal activity levels. Repairs and maintenance expenses were $3.5 million higher primarily due to U.S. Coast Guard inspections and repair costs. Fuel, lubes and supplies were $5.1 million higher primarily due to the completion of machine and repair services provided to third parties. Leased-in equipment expenses were $2.6 million lower primarily due to returning two leased-in towboats to their owners.
Gains on Asset Dispositions. During the Current Nine Months, the Company sold 35 10,000 barrel inland river tank barges, 12 inland river deck barges and other equipment, and sold and leased back four inland river towboats, for net proceeds of $81.5 million and gains of $17.6 million, of which $11.6 million were recognized currently and $6.0 million were deferred. In addition, the Company recognized previously deferred gains of $2.9 million. During the Prior Nine Months, the Company sold 60 inland river dry-cargo barges, three inland river towboats and other equipment for net proceeds of $45.2 million and gains of $25.7 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $2.4 million.
Operating Income. Operating income as a percentage of operating revenues was 14% in the Current Nine Months compared with 22% in the Prior Nine Months primarily due to higher gains on asset dispositions in the Prior Nine Months.
Foreign currency losses, net. Foreign Currency losses were $2.8 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to the weakening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company's intercompany lease obligations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Current Nine Months, equity in losses in the 50% or less owned companies net of tax, primarily relate to Company’s joint venture operating on the Parana-Paraguay River Waterway and were primarily due to reduced activity as a result of the termination of four long-term time charter contracts in the fourth quarter of 2014 and the continued weakness in the iron ore and grain markets. During the Prior Nine Months, the equity in losses in the 50% or less owned companies net of tax, primarily relate to the Company’s joint venture operating on the Parana-Paraguay River Waterway and were primarily from the continued intermediary operations following a structural failure of a terminal facility at the Port of Ibicuy Argentina. The Company recognized interest income (not a component of segment profit) of $3.3 million and $0.8 million during the Current Nine Months and Prior Nine Months, respectively, on notes due from this joint venture.

Fleet Count
The composition of Inland River Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2015
Dry-cargo barges	645	258	—	528	1,431
Liquid tank barges:
10,000 barrel	18	—	—	—	18
30,000 barrel	19	—	8	—	27
Specialty barges	11	—	—	—	11
Towboats:
4,000 hp - 6,250 hp	2	11	4	—	17
Less than 3,200 hp	14	2	—	—	16
	709	271	12	528	1,520
2014
Dry-cargo barges	672	232	2	550	1,456
Liquid tank barges:
10,000 barrel	44	—	—	1	45
30,000 barrel	21	—	8	—	29
Specialty barges	8	—	—	—	8
Deck barges	20	—	—	—	20
Towboats:
4,000 hp - 6,250 hp	1	16	—	—	17
Less than 3,200 hp	13	2	—	—	15
	779	250	10	551	1,590

Shipping Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	50,330	86	43,878	85	141,293	85	133,732	85
Foreign	8,343	14	7,781	15	24,461	15	23,903	15
	58,673	100	51,659	100	165,754	100	157,635	100
Costs and Expenses:
Operating:
Personnel	9,479	16	9,324	18	28,199	17	27,309	17
Repairs and maintenance	2,378	4	2,412	5	7,285	4	6,845	4
Drydocking	1,065	2	1,532	3	18,925	12	2,533	2
Insurance and loss reserves	673	1	1,152	2	2,896	2	2,976	2
Fuel, lubes and supplies	3,092	5	4,296	8	10,077	6	13,113	8
Leased-in equipment	5,731	10	5,712	11	17,363	10	17,633	11
Other	5,248	9	4,640	9	16,176	10	13,674	9
	27,666	47	29,068	56	100,921	61	84,083	53
Administrative and general	6,236	11	5,883	12	19,201	11	17,200	11
Depreciation and amortization	6,476	11	6,730	13	19,822	12	21,599	14
	40,378	69	41,681	81	139,944	84	122,882	78
Losses on Asset Dispositions	—	—	(2)	—	—	—	(43)	—
Operating Income	18,295	31	9,976	19	25,810	16	34,710	22
Other Income (Expense):
Foreign currency losses, net	(9)	—	(27)	—	(12)	—	(36)	—
Other, net	1,836	3	123	—	2,052	1	(3,652)	(2)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	5,292	9	(2,188)	(4)	8,796	5	129	—
Segment Profit(1)	25,414	43	7,884	15	36,646	22	31,151	20
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Petroleum Transportation:
Time charter	21,179	36	14,568	28	51,164	31	41,524	26
Bareboat charter	8,744	15	8,744	17	25,946	16	25,946	17
Harbor towing and bunkering	18,359	31	18,655	36	58,488	35	60,954	39
Short-sea transportation	9,933	17	9,570	19	28,886	17	28,846	18
Technical management services	458	1	122	—	1,270	1	365	—
	58,673	100	51,659	100	165,754	100	157,635	100

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $7.0 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to increased time charter rates for three U.S.-flag product tankers.
Operating Expenses. Operating expenses were $1.4 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower fuel prices.
Operating Income. Operating income as a percentage of operating revenues was 31% in the Current Year Quarter compared with 19% in the Prior Year Quarter. The increase was primarily due to higher time charter rates for U.S.-flag product tankers and lower fuel costs.
Other, net. During the Current Year Quarter, the Company received $1.8 million for the early termination of a contract for two harbor tugs.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During the Current Year Quarter, equity in earnings of 50% or less owned companies, net of tax, primarily included $4.0 million from Dorian and $1.1 million from SEA-Access which commenced service in January 2015. During the Prior Year Quarter, equity in losses of 50% or less owned companies primarily included $1.7 million of losses from Trailer Bridge. The Company recognized interest income (not a component of segment profit) of $2.3 million in each of the Current Year Quarter and Prior Year Quarter on notes due from Trailer Bridge.
Current Year Nine Months compared with Prior Year Nine Months
Operating Revenues. Operating revenues were $8.1 million higher in the Current Nine Months compared with the Prior Nine Months. Operating revenues for petroleum transportation were $9.6 million higher primarily due to a $15.3 million increase from higher time charter rates for three U.S.-flag product tankers, partially offset by a $5.4 million reduction related to out-of-service days for drydocking. Operating revenues for harbor towing and bunkering were $2.5 million lower primarily due to reduced fuel surcharges as a consequence of lower fuel prices, partially offset by an increase in harbor towing activities resulting from higher port traffic.
Operating Expenses. Operating expenses were $16.8 million higher in the Current Nine Months compared with the Prior Nine Months. Drydocking costs were $16.4 million higher primarily due to drydocking two U.S.-flag product tankers and higher drydocking costs for harbor tugs. Fuel, lube and supplies were $3.0 million lower as a result of lower fuel prices. Other expenses were $2.5 million higher primarily due to a payment related to the early termination of a time charter contract for one U.S.-flag product tanker.
Administrative and General. Administrative and general expenses were $2.0 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to higher wages and benefit costs, and legal fees.
Operating Income. Operating income as a percentage of operating revenues was 16% in the Current Nine Months compared with 22% in the Prior Nine Months. The decrease was primarily due to higher drydocking costs for two U.S.-flag product tankers and harbor tugs.
Other, net. During the Current Nine Months, the Company received $1.8 million for the early termination of a contract for two harbor tugs. During the Prior Nine Months, the Company expensed a $4.0 million non-refundable deposit upon the expiration of a new build construction option.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During the Current Nine Months, equity in earnings of 50% or less owned companies, net of tax, primarily included $6.6 million from Dorian and $2.8 million from SEA-Access. During the Prior Nine Months, equity in earnings of 50% or less owned companies, net of tax, primarily included $5.4 million of losses from Trailer Bridge, partially offset by earnings of $5.0 million from Dorian, which included a gain of $4.3 million, net of tax, on the accretion of the Company's investment in Dorian following the completion of equity offerings in which the Company did not participate. The Company recognized interest income (not a component of segment profit) of $7.1 million and $6.5 million during the Current Nine Months and Prior Nine Months, respectively, on notes due from Trailer Bridge.

Fleet Count
The composition of Shipping Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Total
2015
Petroleum and Gas Transportation:
Product tankers - U.S.-flag	4	—	3	7
Crude oil tanker - U.S.-flag	—	1	—	1
Very large gas carriers - Foreign-flag	—	14	—	14
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tug - U.S.-flag	—	1	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry-bulk articulated tug-barge - U.S.-flag	—	1	—	1
	35	24	12	71
2014
Petroleum and Gas Transportation:
Product tankers - U.S.-flag	4	—	3	7
Very large gas carriers - Foreign-flag	—	5	—	5
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	8	—	—	8
Other:
Dry-bulk articulated tug-barge - U.S.-flag	—	1	—	1
	36	13	12	61
______________________

(1)	Roll On/Roll Off.

Illinois Corn Processing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	40,282	100	53,813	100	128,251	100	185,267	100
Costs and Expenses:
Operating	33,514	83	44,461	82	107,220	84	148,164	80
Administrative and general	543	1	463	1	1,614	1	1,568	1
Depreciation and amortization	979	3	1,055	2	2,938	2	3,055	1
	35,036	87	45,979	85	111,772	87	152,787	82
Operating Income	5,246	13	7,834	15	16,479	13	32,480	18
Other Income (Expense):
Derivative losses, net(1)	(336)	(1)	(2,674)	(5)	(1,114)	(1)	(3,475)	(2)
Other, net	—	—	—	—	4,112	3	493	—
Segment Profit(2)	4,910	12	5,160	10	19,477	15	29,498	16
______________________

(1)
ICP routinely enters into exchange traded positions (primarily corn, natural gas and ethanol derivatives) to offset its net commodity market exposure on raw material and finished goods inventory balances and forward purchase and sales commitments. As of September 30, 2015 and 2014, the net market exposure to corn under its contracts and its raw material and inventory balances was not material.

(2)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Key Production and Sales Metrics. The table below sets forth, for the periods indicated, key production and sales metrics for Illinois Corn Processing:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Production Inputs:
Corn (average price per bushel)	$3.92	$4.22	$3.90	$4.57

Production Output Sold:
Alcohol (gallons in thousands)	14,570	18,325	48,801	58,304
Dried Distiller’s Grains with Solubles ("DDGS") (tons)	55,200	59,817	159,948	176,601

Production Output Sales Price (excluding freight):
Alcohol (per gallon)	$1.84	$2.13	$1.84	$2.35
Dried Distiller’s Grains with Solubles ("DDGS") (per ton)	$174.83	$190.80	$174.03	$217.51
Segment Profit. Segment profit was $4.9 million on operating revenues of $40.3 million in the Current Year Quarter compared with $5.2 million on operating revenues of $53.8 million in the Prior Year Quarter and $19.5 million on operating revenues of $128.3 million in the Current Nine Months compared with $29.5 million on operating revenues of $185.3 million in the Prior Nine Months. Segment profit was lower in the Current Year Quarter compared with the Prior Year Quarter and in the Current Nine Months compared with the Prior Nine Months primarily due to historically high profit margins on U.S. fuel ethanol sales in the Prior Year Quarter and Prior Nine Months. During the Prior Year Quarter and Prior Nine Months, U.S. fuel ethanol stock levels were low relative to demand, which substantially increased fuel ethanol sales prices and margins until inventory stocks returned to higher levels. In addition, segment profit in the Current Nine Months included a $4.1 million gain from a business interruption insurance claim.

Other Segment Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	$’000	$’000	$’000	$’000
Operating Revenues:
Emergency and crisis services	13,638	15,202	40,208	15,327
Agricultural commodity trading and logistics	—	23,702	13,976	44,934
Other activities	141	120	384	192
	13,779	39,024	54,568	60,453
Segment Profit (Loss):(1)
Emergency and crisis services	1,407	(43)	3,157	(9,049)
Agricultural commodity trading and logistics	(140)	(48)	(1,001)	(1,940)
Other activities(2)	23	590	(766)	(1,374)
	1,290	499	1,390	(12,363)
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

(2)	The components of segment loss do not include interest income, which is a significant component of the Company's lending and leasing activities.
Emergency and Crisis Services. In the Current Year Quarter, segment profit is primarily due to increased response activities. In the Prior Nine Months, segment loss includes $8.5 million of legal costs and provisions for certain litigation matters associated with the Deepwater Horizon oil spill.
Agricultural Commodity Trading and Logistics. Effective June 1, 2015, the Company contributed its agricultural commodity trading and logistics business into two newly formed 50% or less owned companies that primarily focus on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product.
Other Activities. In the Prior Nine Months, segment loss included a $0.4 million impairment charge on an aircraft.
Corporate and Eliminations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	$’000	$’000	$’000	$’000
Corporate Expenses	(8,652)	(14,518)	(26,381)	(37,012)
Other Income (Expense):
Derivative losses, net	(429)	(36)	(1,003)	(14)
Foreign currency losses, net	(244)	(591)	(771)	(699)
Other, net	(53)	(54)	63	(77)
Corporate Expenses. Corporate expenses in the Prior Year Quarter and Prior Nine Months included $5.4 million of separation payments and the acceleration of share awards following the retirement of certain executives. Corporate expenses in the Prior Nine Months also included a $3.5 million impairment charge on an aircraft.

Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	$’000	$’000	$’000	$’000
Interest income	5,065	4,463	14,118	14,536
Interest expense	(10,894)	(11,124)	(31,797)	(32,985)
Debt extinguishment losses	(434)	—	(29,970)	—
Marketable security gains (losses), net	(4,604)	9,693	(3,476)	15,494
	(10,867)	3,032	(51,125)	(2,955)
Debt Extinguishment Losses. SEA-Vista redeemed its Title XI bonds in the Current Nine Months for $99.9 million and recorded a $29.0 million loss on extinguishment of debt for the then unamortized debt discount, the make whole premium paid and certain other redemption costs. As a consequence of redeeming the bonds prior to their scheduled maturity, SEA-Vista was required to pay a make whole premium in the amount of $20.5 million. In addition, the Company purchased $22.5 million in principal amount of its 7.375% Senior Notes for $23.3 million in the Current Nine Months resulting in a loss on debt extinguishment of $0.9 million.
Marketable Securities Gains (losses), net. Marketable security losses, net in the Current Year Quarter and Current Nine Months and marketable security gains, net in the Prior Year Quarter and Prior Nine Months primarily relate to the Company's long positions in marketable securities, partially offset by the Company's short positions in marketable securities.
Income Tax Expense (Benefit)
During the Current Year Quarter and the Current Nine Months, the Company's effective tax rates of 21.4% and 30.3%, respectively, were primarily due to taxes not provided (benefited) on income (loss) attributable to noncontrolling interests.
Liquidity and Capital Resources
General
The Company's ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to repay debt. The Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for treasury, repurchase its outstanding notes or make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds, and cash flows from operations. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.
The Company's capital commitments as of September 30, 2015 by year of expected payment were as follows (in thousands):

	2015	2016	2017	2018	2019	Total
Shipping Services	$46,543	$166,854	$22,599	$—	$—	$235,996
Offshore Marine Services	7,111	43,375	16,227	19,062	5,983	91,758
Inland River Services	4,092	1,468	—	—	—	5,560
Illinois Corn Processing	1,216	2,171	—	—	—	3,387
Other	369	—	—	—	—	369
	$59,331	$213,868	$38,826	$19,062	$5,983	$337,070
Of these commitments, approximately $6.8 million may be terminated without further liability other than the payment of liquidated damages of $0.7 million. Subsequent to September 30, 2015, the Company committed to purchase additional equipment for $95.7 million.
SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the nine months ended September 30, 2015, the Company purchased $22.5 million, in principal amount of its 7.375% Senior Notes for $23.3 million. As of September 30, 2015, the aggregate outstanding principal amount of the Company's 7.375% Senior Notes due 2019 was $211.0 million.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of September 30, 2015, the remaining authority under the repurchase plan was $87.8 million.
As of September 30, 2015, the Company had outstanding letters of credit totaling $33.5 million with various expiration dates through 2019 and outstanding debt of $961.5 million.
As of September 30, 2015, the Company held balances of cash, cash equivalents, marketable securities and construction reserve funds totaling $741.9 million. As of September 30, 2015, construction reserve funds of $253.5 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company has $141.2 million available under subsidiary credit facilities.
Summary of Cash Flows

	Nine Months Ended September 30,
	2015	2014
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	142,784	165,711
Investing Activities	(91,620)	(254,174)
Financing Activities	(27,136)	11,835
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,406)	(1,175)
Increase (Decrease) in Cash and Cash Equivalents	22,622	(77,803)
Operating Activities
Cash flows provided by operating activities decreased by $22.9 million in the Current Nine Months compared with the Prior Nine Months. The components of cash flows provided by (used in) operating activities during the Current Nine Months and Prior Nine Months were as follows:

	Nine Months Ended September 30,
	2015	2014
	$’000	$’000
Operating income before depreciation, amortization and gains on asset dispositions and impairments, net	105,776	169,201
Changes in operating assets and liabilities before interest and income taxes	(2,717)	5,494
Purchases of marketable securities	(64,004)	(5,309)
Proceeds from sale of marketable securities	87,697	1,248
Cash settlements on derivative transactions, net	615	(2,933)
Dividends received from 50% or less owned companies	15,318	3,940
Interest paid, excluding capitalized interest(1)	(10,453)	(9,570)
Income taxes paid, net of amounts refunded	(4,879)	(22,947)
Other	15,431	26,587
Total cash flows provided by operating activities	142,784	165,711
_____________________

(1)	During the Current Nine Months and Prior Nine Months, capitalized interest paid and included in purchases or property and equipment was $14.0 million and $12.4 million, respectively.
Operating income before depreciation, amortization and gains on asset dispositions and impairments, net was $63.4 million lower in the Current Nine Months compared with the Prior Nine Months. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company's business segments.
During the Current Nine Months, cash provided by operating activities included $60.7 million to purchase marketable security long positions and $3.3 million to cover marketable security short positions. During the Current Nine Months, cash provided by operating activities included $79.9 million received from the sale of marketable security long positions and $7.8 million received upon entering into marketable security short positions.

Other cash flows provided by operating activities in the Prior Nine Months include litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction.
Investing Activities
During the Current Nine Months, net cash used in investing activities was $91.6 million primarily as follows:

•
Capital expenditures were $227.2 million, including $57.8 million of progress payments toward the construction of three U.S.-flag product tankers. Equipment deliveries during the period included two fast support vessels, one supply vessel, two wind farm utility vessels, eight inland river 10,000 barrel liquid tank barges, four inland river specialty barges and eight inland river towboats.

•
The Company sold two offshore support vessels, 35 10,000 barrel inland river tank barges, twelve inland river deck barges, four inland river towboats and other property and equipment for net proceeds of $97.1 million ($95.4 million in cash and $1.7 million in seller financing).

•
The Company made investments in and advances to its 50% or less owned companies of $45.5 million, including $15.1 million in Falcon Global, $7.9 million in Mexmar, $11.2 million in VA&E (including $3.5 million of cash contributed), $6.1 million in SCFCo, $1.4 million in OSV Partners and $1.0 million in SeaJon II.

•
The Company received $49.2 million from its 50% or less owned companies, including $18.7 million from Trailer Bridge, $15.0 million from Mexmar, $7.4 million from VA&E, $3.0 million from Avion, $2.9 million from Sea-Access and $2.0 million from Bunge-SCF Grain.

•	The Company made investments of $4.4 million in third party leases and notes receivable, net.

•	The Company released restricted cash of $16.4 million in conjunction with the redemption of the Title XI bonds discussed below.

•	The Company utilized Title XI reserve funds of $9.6 million in conjunction with the redemption of the Title XI bonds discussed below.

•	Construction reserve funds account transactions included deposits of $31.3 million and withdrawals of $46.3 million.
During the Prior Nine Months, net cash used in investing activities was $254.2 million primarily as follows:

•
Capital expenditures were $311.1 million, including $151.0 million of progress payments toward the construction of three U.S.-flag product tankers. Equipment deliveries during the period included three fast support vessels, two supply vessels, one wind farm utility vessel, 65 inland river dry-cargo barges, one inland river towboat and one foreign-flag short-sea container/RORO vessel.

•
The Company sold six fast support vessels, four supply vessels, one liftboat, one wind farm utility vessel, 60 inland river dry-cargo barges, three inland river towboats, one U.S.-flag product tanker, which was leased back, one foreign-flag short-sea container/RORO vessel and other property and equipment for net proceeds of $207.7 million ($182.1 million in cash and $25.6 million in seller financing). The Company also received deposits of $5.8 million related to future inland river dry-cargo barge sales.

•
The Company made investments in and advances to its 50% or less owned companies of $58.3 million, including $39.3 million in SCFCo Holdings, $4.8 million in Cleancor, $3.5 million in OSV Partners and $2.3 million in SeaJon.

•
The Company received $31.5 million from its 50% or less owned companies, including $14.0 million from Sea-Cat Crewzer II, $6.7 million from Mexmar, $4.0 million from Avion and $3.2 million from Sea-Cat Crewzer.

•	The Company made investments of $8.2 million in third party leases and notes receivable, net.

•	Construction reserve funds account transactions included deposits of $190.5 million and withdrawals of $131.0 million.

•	On July 11, 2014, the Company acquired a controlling interest in Witt O'Brien's through the acquisition of its partner's 45.8% equity interest for $35.0 million, net of cash acquired of $0.4 million.
Financing Activities
During the Current Nine Months, net cash used in financing activities was $27.1 million. The Company:

•	purchased $22.5 million in principal amount of its 7.375% Senior Notes for $23.3 million;

•	redeemed its Title XI Bonds for $99.9 million, including a make whole premium payment in the amount of $20.5 million;

•	borrowed $196.0 million and repaid $19.0 million under the SEA-Vista Credit Facility, excluding issuance costs of $3.1 million;

•	received advances of $4.9 million and made repayments of $8.9 million on Witt O'Brien's revolving credit facility;

•	made other scheduled payments on long-term debt and capital lease obligations of $5.5 million;

•	made net repayments on inventory financing arrangements of $2.7 million;

•	acquired 962,955 shares of Common Stock for treasury for an aggregate purchase price of $62.2 million;

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

•	received $4.1 million from share award plans; and

•	distributed $4.7 million to non-controlling interests.
During the Prior Nine Months, net cash provided by financing activities was $11.8 million. The Company:

•	made scheduled payments on long-term debt and capital lease obligations of $9.6 million;

•	made net repayments on inventory financing arrangements of $3.1 million;

•	received advances of $11.5 million and made repayments of $9.4 million on Witt O'Brien's revolving credit facility;

•	acquired for treasury 1,609,496 shares of Common Stock for an aggregate purchase price of $127.2 million;

•	received $7.4 million from share award plans; and

•	issued a noncontrolling interest in SEA-Vista for $145.1 million, net of issue costs.
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
Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change in the Company's contractual obligations and commercial commitments during the Current Nine Months except as noted below:

	Payments Due By Period
	Total	Remainder of 2015	1-3 Years	3-5 Years	After 5 Years
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Contractual Obligations:
Long-term Debt (including principal and interest)(1)	1,224,582	40,290	86,816	299,921	797,555
______________________

(1)	Estimated maturities and interest payments of the Company’s borrowings are based on contractual terms.

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
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2015. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.
ITEM 1A.     RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in the Company’s 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)
July 1 – 31, 2015	195,451	$63.86	—	$117,591,399
August 1 – 31, 2015	291,107	$61.33	—	$99,736,436
September 1 – 30, 2015	192,170	$62.31	—	$87,761,980
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

SEACOR Holdings Inc. (Registrant)

DATE:	October 27, 2015	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	October 27, 2015	By:	/S/ MATTHEW CENAC
Matthew Cenac, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.