Form 10-K
period 2015-12-31
SEACOR HOLDINGS INC /NEW/
filed 2016-02-29
CIK 859598

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-12289
SEACOR Holdings Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	13-3542736
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida	33316
(Address of Principal Executive Office)	(Zip Code)
Registrant’s telephone number, including area code (954) 523-2200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2015 was approximately $1,171,352,625 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of February 23, 2016 was 17,166,233.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

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
PART I
ITEM 1.    BUSINESS
General
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries. “SEACOR” refers to SEACOR Holdings Inc., incorporated in 1989 in Delaware. “Common Stock” refers to the common stock, par value $.01 per share, of SEACOR. The Company’s fiscal year ended on December 31, 2015.
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

Potential Spin-off of Offshore Marine Services
On December 1, 2015, SEACOR Marine Holdings Inc. (“SMH”), a subsidiary of SEACOR that is the parent company of the Offshore Marine Services business segment, issued $175.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due December 1, 2022 to investment funds managed and controlled by The Carlyle Group. The transaction contemplates the potential separation of SMH from the Company via a spin-off of SMH to SEACOR's shareholders (the "SMH Spin-off"). The Company is still considering whether or not to effect a SMH Spin-off and is under no obligation to do so. SEACOR continues to provide Offshore Marine Services administrative services and support business development initiatives and, if the SMH Spin-off were to occur, would likely continue to do so during a transition period for some time after a SMH Spin-off.
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
On January 31, 2013, the Company completed the spin-off (the "Era Spin-off") of Era Group Inc. ("Era Group"), the company that operated SEACOR's Aviation Services business segment, by means of a dividend to SEACOR's stockholders of all the issued and outstanding common stock of Era Group. Era Group filed a Registration Statement on Form 10 with the SEC that was declared effective on January 14, 2013. Era Group is an independent company whose common stock is listed on the New York Stock Exchange under the symbol "ERA." For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of Era Group as discontinued operations.
Offshore Marine Services
Business
Offshore Marine Services operates a diverse fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. The vessels deliver cargo and personnel to offshore installations; handle anchors and mooring equipment required to tether rigs to the seabed; tow rigs and assist in placing them on location and moving them between regions; and carry and launch equipment such as remote operated vehicles or “ROVs” used underwater in drilling and well installation, maintenance, and repair. In addition, Offshore Marine Services' vessels provide accommodations for technicians and specialists, and provide standby safety support and emergency response services. Offshore Marine Services also operates a fleet of lift boats in the U.S. Gulf of Mexico supporting well intervention, work-over, decommissioning and diving operations. In non-oil and gas industry activity, Offshore Marine Services operates vessels primarily used to move personnel and supplies to offshore wind farms in Europe. Offshore Marine Services contributed 35%, 40% and 45% of consolidated operating revenues in 2015, 2014 and 2013, respectively.
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

						Owned Fleet
	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total	Average Age	U.S.- Flag	Foreign- Flag
2015
Anchor handling towing supply	13	1	4	—	18	15	9	4
Fast support	23	7	1	3	34	10	8	15
Mini-supply	4	2	—	1	7	15	—	4
Standby safety	24	1	—	—	25	35	—	24
Supply	7	12	2	3	24	14	2	5
Towing supply	2	1	—	—	3	13	—	2
Specialty	3	5	—	1	9	20	—	3
Liftboats	13	—	2	—	15	13	13	—
Wind farm utility	35	3	—	—	38	7	—	35
	124	32	9	8	173	15	32	92
2014
Anchor handling towing supply	13	1	4	—	18	14	9	4
Fast support	21	7	4	3	35	11	7	14
Mini-supply	4	2	—	1	7	14	—	4
Standby safety	24	1	—	—	25	34	—	24
Supply	7	9	6	3	25	13	2	5
Towing supply	2	1	—	—	3	12	—	2
Specialty	3	5	—	1	9	19	1	2
Liftboats	13	—	2	—	15	12	13	—
Wind farm utility	33	3	—	—	36	6	—	33
	120	29	16	8	173	15	32	88
2013
Anchor handling towing supply	14	1	3	—	18	13	11	3
Fast support	25	7	7	3	42	12	10	15
Mini-supply	4	2	2	—	8	13	—	4
Standby safety	24	1	—	—	25	33	—	24
Supply	9	5	9	4	27	11	4	5
Towing supply	2	1	—	—	3	11	—	2
Specialty	3	5	—	4	12	18	1	2
Liftboats	14	—	1	—	15	11	14	—
Wind farm utility	32	2	—	—	34	5	—	32
	127	24	22	11	184	14	40	87
Anchor handling towing supply (“AHTS”) vessels are used primarily to support offshore drilling activities in the towing, positioning and mooring of drilling rigs and other marine equipment. AHTS vessels are also used to carry and launch equipment such as ROVs used underwater in drilling and well installation, maintenance, and repair and transport supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations. The defining characteristics of AHTS vessels are horsepower (“bhp”), size of winch in terms of “line pull” and wire storage capacity. Offshore Marine Services’ fleet of AHTS vessels has varying capabilities and supports offshore mooring activities in water depths ranging from 300 to 8,000 feet. Most modern AHTS vessels are equipped with dynamic positioning ("DP") systems1 to enable them to maintain a fixed position in close proximity to a rig or platform. As of December 31, 2015, eight of the 13 owned AHTS vessels were equipped with DP-2 and two were equipped with DP.
Fast support vessels ("FSVs") are used primarily to move cargo and personnel to and from offshore drilling rigs, platforms and other installations. They range from 130 to 210 feet in length, are capable of speeds between 25 and 35 knots and have enhanced cargo carrying capacities enabling them to support both drilling operations and production services. Newer FSVs support deepwater drilling and production and are equipped with DP-2, firefighting equipment and ride control systems for greater comfort and performance. As of December 31, 2015, ten of the 23 owned FSVs were equipped with DP-2 and five were equipped with DP.
Mini-supply vessels are approximately 145 to 165 feet in length and typically carry deck cargo, liquid mud, methanol, diesel fuel and water. These vessels are typically used to support construction projects, maintenance work, certain drilling support activities and production support. In this vessel class, the new generation of vessels is also equipped with DP capability. As of December 31, 2015, three of the four owned mini-supply vessels were equipped with DP.
Standby safety vessels typically remain on location proximate to offshore rigs and production facilities to respond to emergencies. These vessels carry special equipment to rescue personnel and are equipped to provide first aid and shelter. These vessels sometimes perform a dual role, also functioning as supply vessels.
Supply vessels and towing supply vessels are generally more than 200 feet in length and are used to deliver cargo to rigs and platforms where drilling and work-over activity is underway or to support construction work by delivering pipe to vessels performing underwater installations. Supply vessels are distinguished from other vessels by the total carrying capacity (expressed as deadweight: “dwt”), available area of clear deck space, below-deck capacity for storage of mud and cement used in the drilling process and tank storage for water and fuel oil. Larger supply vessels usually have deck fittings to assist in handling cargo and are often fitted with a crane. The ability to hold station in open water and moderately rough seas is a key factor in differentiating supply vessels. To improve station keeping ability, most modern supply vessels have DP capabilities. Accommodations are also an important feature of supply vessels. As drilling becomes more complex, supply vessels often house third-parties who are specialists in various phases of the drilling process. Towing supply vessels perform similar cargo delivery functions to those handled by supply vessels. They are, however, equipped with more powerful engines (4,000 – 8,000 bhp) and winches, giving them the added capability to perform general towing functions, buoy setting and limited anchor handling work. As of December 31, 2015, four of the nine owned supply and towing supply vessels were equipped with DP-2 and one was equipped with DP.
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
As of December 31, 2015, in addition to its existing fleet, Offshore Marine Services had new construction projects in progress including seven U.S.-flag, DP-2 fast support vessels scheduled for delivery between the second quarter of 2016 and the first quarter of 2019; four U.S.-flag, DP-2 supply vessels for delivery between the second quarter of 2016 and first quarter of 2019, two of which are to be sold upon delivery to Mantenimiento Express Maritimo, S.A.P.I. de C.V., a 50% or less owned company; two foreign-flag specialty vessels scheduled for delivery during 2017; and three foreign-flag wind farm utility vessels scheduled for delivery during 2016.

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

	2015	2014	2013
United States, primarily U.S. Gulf of Mexico:
Anchor handling towing supply	9	8	8
Fast support	8	10	16
Mini-supply	1	1	2
Supply	8	8	12
Specialty	—	1	1
Liftboats	15	15	15
	41	43	54
Africa, primarily West Africa:
Anchor handling towing supply	5	5	5
Fast support	9	9	8
Mini-supply	2	2	2
Supply	3	5	3
Towing supply	—	1	2
Specialty	3	3	3
	22	25	23
Middle East:
Anchor handling towing supply	1	1	1
Fast support	10	7	7
Mini-supply	2	2	2
Supply	2	2	3
Towing-supply	2	1	—
Specialty	5	4	4
Wind farm utility	1	1	—
	23	18	17
Brazil, Mexico, Central and South America:
Anchor handling towing supply	2	3	3
Fast support	5	5	7
Mini-supply	2	2	2
Supply	10	9	8
Specialty	—	—	3
	19	19	23
Europe, primarily North Sea:
Standby safety	25	25	25
Wind farm utility	37	35	34
	62	60	59
Asia:
Anchor handling towing supply	1	1	1
Fast support	2	4	4
Supply	1	1	1
Towing Supply	1	1	1
Specialty	1	1	1
	6	8	8
Total Foreign Fleet	132	130	130
Total Fleet	173	173	184

United States, primarily U.S. Gulf of Mexico. As of December 31, 2015, 41 vessels were operating in the U.S. Gulf of Mexico, including 27 owned, six leased-in, five joint ventured, two pooled and one managed. Offshore Marine Services’ vessels in this market support deepwater anchor handling with its fleet of AHTS vessels, fast cargo transport with its fleet of FSVs, general cargo transport with its platform supply vessels, and its fleet of liftboats supporting well intervention, work-over, decommissioning and diving operations.
Africa, primarily West Africa. As of December 31, 2015, 22 vessels were operating in West Africa, including 13 owned, two leased-in, four joint ventured, one pooled and two managed. Offshore Marine Services' vessels operating in this area generally support large-scale, multi-year projects for major oil companies, primarily in Angola and Ghana. The other vessels in this region operate from ports in the Republic of the Congo and Gabon.
Middle East. As of December 31, 2015, 23 vessels were operating in the Middle East region, including 17 owned, four joint ventured and two managed. Offshore Marine Services’ vessels operating in this area generally support activities in Azerbaijan, Egypt and countries along the Arabian Gulf and Arabian Sea, including the United Arab Emirates and Qatar.
Brazil, Mexico, Central and South America. As of December 31, 2015, 17 vessels were operating in Mexico, including three owned, one leased-in and 13 joint ventured through the Company's 49% noncontrolling interest in Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”). These vessels, consisting of a fleet of FSVs and platform supply and anchor handling towing supply vessels, provide support for exploration and production activities in Mexico with a focus on ultra-deep water. In addition, two owned vessels were operating in Brazil.
Europe, primarily North Sea. As of December 31, 2015, 25 vessels were operating in the North Sea providing standby safety and supply services, including 24 owned and one joint ventured. Demand for standby services developed in 1991 after the United Kingdom passed legislation requiring offshore operators to maintain higher specification standby safety vessels. The legislation requires a vessel to “stand by” to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation. In addition, through a 75% controlling interest in the wind farm utility fleet, 37 vessels were operating in the North Sea, including 34 owned and three joint ventured, supporting the construction and maintenance of offshore wind turbines.
Asia. As of December 31, 2015, six vessels were operating in Asia, including four owned and two joint ventured. Offshore Marine Services’ vessels operating in this area generally support exploration and seasonal construction programs. To date, Offshore Marine Services’ largest markets in this area have been Vietnam, Indonesia and Russia.
Seasonality
The demand for Offshore Marine Services' liftboat fleet in the U.S. Gulf of Mexico is seasonal with peak demand normally occurring during the summer months. As a consequence of this seasonality, the Company typically schedules drydockings or other repair and maintenance activity during the winter months.
Customers and Contractual Arrangements
Offshore Marine Services’ principal customers are major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Consolidation of oil and gas companies through mergers and acquisitions over the past several years has reduced Offshore Marine Services’ customer base. In 2015, no single customer of Offshore Marine Services was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Offshore Marine Services accounted for approximately 55% of Offshore Marine Services’ operating revenues in 2015. The loss of one or a few of these customers could have a material adverse effect on Offshore Marine Services’ results of operations.
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
Risks of Foreign Operations
For the years ended December 31, 2015, 2014 and 2013, 68%, 57% and 52%, respectively, of Offshore Marine Services’ operating revenues and $8.6 million, $9.9 million and $8.1 million, respectively, of Offshore Marine Services' equity in earnings from 50% or less owned companies, net of tax, were derived from its foreign operations.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Offshore Marine Services’ financial position and its results of operations. See the risk factor entitled “Risks from the Company’s international operations” in “Item 1A. Risk Factors.”
Inland River Services
Business
Inland River Services operates river transportation equipment used for moving agricultural and industrial commodities and petroleum products on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Internationally, Inland River Services has barge operations on the Magdalena River in Colombia and on the Parana-Paraguay River Waterways in Brazil, Bolivia, Paraguay, Argentina and Uruguay. In addition to its primary barge and towboat businesses, Inland River Services also operates and invests in high-speed multi-modal terminal facilities for both dry and liquid commodities; barge fleeting locations in various areas of the U.S. Inland River Waterways; a broad range of service facilities including machine shop and the repair and drydocking of barges and towboats at strategic locations on the U.S. Inland River Waterways; and a transshipment terminal at the Port of Ibicuy, Argentina. Inland River Services contributed 22%, 19% and 17% of consolidated operating revenues in 2015, 2014 and 2013, respectively.
For a discussion of risk and economic factors that may impact Inland River Services' financial position and its results of operations, see "Item 1A. Risk Factors" and "Inland River Services" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

	Owned	Joint Ventured	Leased-in	Pooled	Total	Owned Fleet Average Age
2015
Dry-cargo barges	645	258	—	527	1,430	9
Liquid tank barges:
10,000 barrel	18	—	—	—	18	13
30,000 barrel	19	—	8	—	27	10
Specialty barges	11	—	—	—	11	36
Towboats(1):
4,000 hp - 6,250 hp	2	11	4	—	17	36
Less than 3,200 hp	15	2	—	—	17	26
	710	271	12	527	1,520
2014
Dry-cargo barges	647	258	2	548	1,455	8
Liquid tank barges:
10,000 barrel	43	—	—	1	44	12
30,000 barrel	19	—	8	—	27	9
Specialty barges	7	—	—	—	7	42
Deck barges	20	—	—	—	20	7
Towboats(1):
4,000 hp - 6,250 hp	—	17	—	—	17	—
Less than 3,200 hp	12	2	—	—	14	32
	748	277	10	549	1,584
2013
Dry-cargo barges	667	172	2	564	1,405	9
Liquid tank barges:
10,000 barrel	39	—	—	1	40	12
30,000 barrel	19	—	8	—	27	8
Specialty barges	7	—	—	—	7	41
Deck-barges	20	—	—	—	20	6
Towboats(1):
4,000 hp - 6,250 hp	4	13	—	—	17	36
3,300 hp - 3,900 hp	1	—	—	—	1	41
Less than 3,200 hp	12	2	—	—	14	34
Dry-cargo vessel(2)	—	1	—	—	1	29
	769	188	10	565	1,532
______________________

(1)	Towboats have been upgraded and maintained to meet or exceed current industry standards.

(2)	Argentine-flag dry bulk carrier sold in 2014.

Inland barges are unmanned and are moved by towboats. The combination of a towboat and barges is commonly referred to as a “tow.”
The Inland River Services' dry-cargo fleet consists of hopper barges, which are covered for the transport of products such as grain and grain by-products, fertilizer and steel products or “open tops” for the transport of commodities that are not sensitive to water such as coal, aggregate and scrap. Each dry-cargo barge in the Inland River Services’ fleet is capable of transporting approximately 1,500 to 2,000 tons (1,350 to 1,800 metric tons) of cargo. The carrying capacity of a barge at any particular time is determined by water depth in the river channels and hull depth of the barge. Adverse river conditions, such as high water resulting from excessive rainfall or low water caused by drought, can also impact operations by limiting the speed at which tows travel, the number of barges included in tows and the quantity of cargo that is loaded in the barges.
A typical dry-cargo voyage begins by shifting a clean, empty barge from a fleeting location to a loading facility. The barge is then moved from the loading location and assembled into a tow before proceeding to its discharge destination. After unloading, it is shifted to a fleeting area for cleaning and service, if needed, before being placed again at a load facility.
Inland River Services’ fleet of 10,000 barrel liquid tank barges transports liquid bulk commodities such as refined petroleum products on voyage affreightment contracts on the Magdalena River in Colombia.
Inland River Services’ fleet of 30,000 barrel liquid tank barges transport refined petroleum products and heavy and light petroleum products and are normally chartered-out as “unit tows” consisting of two to three barges along with a towboat working in patterns prescribed by the customer. Inland River Services is responsible for providing manpower for the towboats working in such operations.
As of December 31, 2015, in addition to its existing fleet, Inland River Services had new construction projects in progress for one 30,000 barrel liquid tank barge, 50 dry-cargo barges and five towboats with deliveries in 2016 and 2017 for operation on the U.S Inland River Waterways and the Magdalena River.

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

	2015	2014	2013(1)
U.S. Inland River Waterways
Dry-cargo barges	1,172	1,195	1,227
Liquid tank barges:
10,000 barrel	—	36	36
30,000 barrel	27	27	27
Specialty barges	11	7	7
Deck barges	—	20	20
Towboats:
4,000 hp – 6,250 hp	6	6	10
3,300 hp – 3,900 hp	—	—	1
Less than 3,200 hp	13	10	10
	1,229	1,301	1,338
Magdalena River
Dry-cargo barges	—	2	6
Liquid tank barges:
10,000 barrel	18	8	4
Towboats:
Less than 3,200 hp	2	2	2
	20	12	12
Parana-Paraguay River Waterway
Dry-cargo barges	258	258	172
Towboats:
4,000 hp – 6,250 hp	11	11	7
Less than 3,200 hp	2	2	2
	271	271	181
	1,520	1,584	1,531
______________________

(1)	Excludes Argentine-flag dry bulk carrier sold in 2014.
U.S. Inland River Waterways. Inland River Services transports various commodities on the U.S. Inland River Waterways in dry-cargo and liquid tank barges, primarily including grain and grain by-products, fertilizer, steel products, refined petroleum products and crude. Typically, grain cargoes move southbound and non-grain cargoes move northbound in dry-cargo barges. Generally, Inland River Services attempts to coordinate the logistical match-up of northbound and southbound movements of cargo to minimize repositioning costs. In addition to its primary barge and towboat businesses, Inland River Services also operates and invests in high-speed multi-modal terminal facilities for both dry and liquid commodities, barge fleeting locations in various areas of the Inland Waterway System; and a broad range of service facilities including machine shop and the repair and drydocking of barges and towboats at strategic locations on the U.S. Inland River Waterways.
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

Seasonality
During harsh winters, the upper Mississippi River usually closes to barge traffic from mid-December to mid-March. Ice often hinders the navigation of barge traffic on the mid-Mississippi River, the Illinois River and the upper Ohio River during the same period. The volume of grain transported from the Midwest to the U.S. Gulf of Mexico, which is primarily for export, is greatest during the harvest season from mid-August through late November. The harvest season is particularly significant to Inland River Services because pricing for hauling freight tends to peak during these months in response to higher demand for equipment.
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
Customers and Contractual Arrangements
The principal customers for Inland River Services are major agricultural companies, major integrated oil companies, iron ore producers and industrial companies. In 2015, no single customer of Inland River Services was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Inland River Services accounted for approximately 64% of Inland River Services’ revenues in 2015. The loss of one or a few of its customers could have a material adverse effect on Inland River Services’ results of operations.
Inland River Services’ dry-cargo barges are employed under contracts of affreightment that can vary in duration, ranging from one voyage to several years and consecutive voyage charters or time charters, which typically range from one to three years. For longer term contracts of affreightment and consecutive voyage and time charters, base rates may be adjusted in response to changes in fuel prices and operating expenses. Some term contracts provide for the transport of a minimum number of tons of cargo or specific transportation requirements for a particular customer. Some barges are bareboat chartered-out to third parties for a fixed payment of hire per day for the duration of the charter. These contracts tend to be longer, ranging in term from one to five years. Inland River Services generally charges a price per ton for point to point transportation of dry bulk commodities. Customers are permitted a specified number of days to load and discharge the cargo and thereafter pay a per diem demurrage rate for extra time. From time to time, dry-cargo barges may be used for storage for a period prior to delivery.
Inland River Services’ 10,000 barrel liquid tank barges and 30,000 barrel liquid tank barges are either chartered-out on term contracts ranging from one to five years, marketed in the spot market, or operate under voyage affreightment contracts.
Inland River Services' tank farm, dry bulk and container handling facilities and its noncontrolling interest in a transshipment terminal at the Port of Ibicuy, Argentina are marketed on a tariff system driven by throughput volume.
Inland River Services' fleeting operations generally charge a day rate for fleeting and a per shift fee for handling to and from docks and cleaning and repair facilities.
Inland River Services' machine shop and repairs of towboats and barges are charged either on an hourly basis or on a fixed fee basis depending on the scope and nature of work.
Competitive Conditions
Inland River Services’ main competitors are other barge lines. Railroads and liquid pipelines also compete for traffic that might otherwise move on the U.S. Inland River Waterways. The Company believes that 71% of the domestic dry-cargo fleet is controlled by five companies and 57% of the domestic liquid barge industry fleet is controlled by five companies.
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
Risks of Foreign Operations
For the years ended December 31, 2015, 2014 and 2013, Inland River Services’ operating revenues derived from its foreign operations were not material. For the years ended December 31, 2015, 2014 and 2013, $(32.5) million, $3.7 million and $(5.8) million, respectively, of Inland River Services' equity in earnings (losses) from 50% or less owned companies, net of tax, were derived from its foreign operations.

Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Inland River Services’ financial position and its results of operations. See the risk factor entitled "Risks from the Company’s international operations" in "Item 1A. Risk Factors."
Shipping Services
Business
Shipping Services operates a diversified fleet of U.S.-flag marine transportation related assets, including its 51% controlling interest in certain of its subsidiaries (collectively “SEA-Vista”), which operates product tankers servicing the U.S. coastwise trade of crude oil, petroleum and chemical products, and including its harbor tugs servicing vessels docking in U.S. Gulf and East Coast ports. Additional services include liner and short-sea transportation to and from ports in Florida, Puerto Rico, the Bahamas and the Western Caribbean, a terminal support and bunkering operation in St. Eustatius, a U.S.-flag articulated tug and dry bulk barge operating on the Great Lakes, a U.S.-flag offshore tug and technical ship management services for third party vessel owners. Shipping Services contributed 21%, 16% and 16% of consolidated operating revenues in 2015, 2014 and 2013, respectively.
For a discussion of risk and economic factors that may impact Shipping Services' financial position and its results of operations, see "Item 1A. Risk Factors" and "Shipping Services" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

	Owned	Joint Ventured(2)	Leased-in	Total
2015
Petroleum Transportation:
Product tankers - U.S.-flag	4	—	3	7
Crude oil tanker - U.S.-flag	—	1	—	1
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tugs - U.S.-flag	—	1	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry bulk articulated tug-barge - U.S.-flag	—	1	—	1
	35	10	12	57
2014
Petroleum Transportation:
Product tankers - U.S.-flag	4	—	3	7
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tugs - U.S.-flag	—	1	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry bulk articulated tug-barge - U.S.-flag	—	1	—	1
	35	9	12	56
2013
Petroleum Transportation:
Product tankers - U.S.-flag	5	—	2	7
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	8	—	—	8
Other:
Dry bulk articulated tug-barge - U.S.-flag	—	1	—	1
	37	8	11	56
______________________

(1)	Roll On/Roll Off.

(2)
Previously reported equipment operated by Dorian LPG Ltd. ("Dorian") has been removed from all periods presented. As of December 31, 2015, the Company's investment in Dorian is classified as marketable securities.

Petroleum Transportation. In the U.S. coastwise trade, oceangoing vessels transport crude oil, petroleum and chemical products primarily from production areas, refineries and storage facilities along the coast of the U.S. Gulf of Mexico to refineries, utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico and additionally along the U.S. Atlantic and Pacific coasts. Through its 51% controlling interest in SEA-Vista, Shipping Services operates a fleet of owned and leased-in U.S.-flag product tankers servicing this trade, which as of December 31, 2015 included the following vessels:

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
As of December 31, 2015, in addition to its existing fleet, SEA-Vista had three U.S.-flag product tankers under construction scheduled for delivery in 2016 and 2017 and one U.S.-flag chemical and petroleum articulated tug-barge under construction scheduled for delivery in the fourth quarter of 2016.
Harbor Towing and Bunkering. In the domestic harbor towing trade, harbor tugs operate alongside oceangoing vessels to assist their docking and undocking procedures. Bunkering activities typically include one towboat and one ocean liquid tank barge mooring alongside a docked or anchored vessel and transferring fuel oil. Offshore towing activities typically involve one offshore tug engaged in long haul towing of large ocean barges, dead ships and other large floating equipment requiring auxiliary power. As of December 31, 2015, Shipping Services' harbor tugs were operating in various ports including three in Port Everglades, Florida, four in the Port of Tampa, Florida, two in Port Canaveral, Florida, six in Port Arthur, Texas, four in Mobile, Alabama and four in Lake Charles, Louisiana. In addition, four tugs and five liquid tank barges were operating in St. Eustatius, one tug was operating under a bareboat charter arrangement with a third party and one was cold-stacked. Through its 50% noncontrolling interest in SeaJon II LLC (“SeaJon II”), Shipping Services currently operates one offshore tug under a time charter arrangement to Trailer Bridge, Inc. ("Trailer Bridge") in its Puerto Rico liner trade.
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
Customers and Contractual Arrangements
The primary purchasers of petroleum transportation services are multinational oil companies, refining companies, oil trading companies and large industrial consumers of crude and petroleum. Services are generally contracted on the basis of short-term or long-term time charters, voyage charters and contracts of affreightment or other transportation agreements tailored to the shipper's requirements. The primary purchasers of harbor towing and bunkering services are vessel owners and charterers including multinational oil companies, trading houses and shipping companies and pools. Services are contracted using prevailing port tariff terms on a per-use basis. The primary purchasers of liner and short-sea transportation services are individuals and businesses retailing or consuming U.S. export goods in Puerto Rico, the Bahamas and Western Caribbean. Shipping Services also provides technical ship management services to ship owners. In 2015, no single customer of Shipping Services was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Shipping Services accounted for approximately 61% of its operating revenues in 2015. The loss of one or a few of these customers could have a material adverse effect on Shipping Services' results of operations.
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
Competitive Conditions
Each of the markets in which Shipping Services operates is highly competitive. Primary direct competitors for U.S.-flag petroleum transportation are other operators of U.S.-flag oceangoing tank vessels, operators of articulated tug-barge units, operators of refined product and crude pipelines and railroads. Primary direct competitors for harbor towing and bunkering are operators of U.S.-flagged harbor tugs and bunkering barges. The U.S. “Jones Act” shipping market is a trade that is not available to foreign-based competition. The most important competitive factors are pricing, vessel age, vessel type and vessel availability to fit customer requirements. Primary direct competition for cargo liner transportation are other operators of cargo vessels operating between ports in Florida, Puerto Rico, the Bahamas and the Western Caribbean.
Risks of Foreign Operations
For the years ended December 31, 2015, 2014 and 2013, 15%, 15% and 16%, respectively, of Shipping Services’ operating revenues were derived from its foreign operations. For the years ended December 31, 2015, 2014 and 2013, $(22.2) million, $6.0 million and $1.5 million, respectively, of Shipping Services' equity in earnings (losses) from 50% or less owned companies, net of tax, were derived from its foreign operations.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Shipping Services’ financial position and its results of operations. See the risk factor entitled "Risks from the Company’s international operations" in "Item 1A. Risk Factors."
Illinois Corn Processing
Business
Illinois Corn Processing, LLC ("ICP") operates a single-site alcohol manufacturing, storage and distribution facility located in Pekin, Illinois and is a leading producer of alcohol used in the food, beverage, industrial and petrochemical end-markets. As co-products of its manufacturing process, ICP additionally produces Dried Distillers Grains with Solubles ("DDGS") primarily used for animal feed and produces non-food grade Corn Oil primarily used for feedstock in biodiesel production. The Company owns a 70% interest in ICP. ICP contributed 16%, 18% and 16% of consolidated operating revenues in 2015, 2014 and 2013, respectively.
For a discussion of risk and economic factors that may impact ICP's financial position and its results of operations, see “Item 1A. Risk Factors” and " Illinois Corn Processing" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Manufacturing Facility and Products
The Pekin dry mill alcohol plant has an optimum production capacity of 84.0 million gallons per year. Its flexible production platform and infrastructure enable ICP to produce, store and transport more diverse grades of high quality alcohols which typically sell at premiums to fuel-grade ethanol. The capability to produce these higher grade alcohol products provides a more diverse business model and differentiates ICP from other fuel-grade only ethanol plants.
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
ICP's location in Pekin, Illinois adjacent to the Illinois River allows for efficient access to raw materials and is a benefit as it provides access to markets not as efficiently serviced by rail or truck, although the plant can ship by both of these modes of transportation. ICP 's river terminal allows for cost-effective delivery of all grades of alcohol from liquid tank barges throughout the U.S. Inland River Waterways, as well as delivery to the U.S. Gulf of Mexico in order to facilitate export of ICP alcohol products. ICP typically delivers its DDGS product via barge as well, which facilitates exports to higher-value markets overseas.
In addition to barge transportation, the Pekin plant is serviced by a local short-line rail service giving ICP access to multiple Class 1 rail transportation destinations. Truck transportation provides ICP and its customers with access to major regional population centers, including Chicago and other Midwestern hubs. The Pekin plant is centrally located in the corn belt, and ICP sources the majority of its corn supply within a 50 mile radius of the plant. If economics dictate, ICP can also source corn via barge delivery from other regions of the country.

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
Other Alcohol. ICP produces and sells other specialized alcohol products, which are either destined for export markets for use in various industrial end-markets or are sold domestically into various industrial chemical manufacturing applications or as feedstock for additional distillation. Other alcohol is sold via barge, rail or truck.
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
Customers and Contractual Arrangements
The principal customers of ICP are alcohol trading companies, industrial manufacturers, major agricultural companies, major integrated oil companies, and manufacturers in the food, beverage and household products industries. In 2015, no customer was responsible for 10% or more of consolidated operating revenues. The ten largest customers of ICP accounted for approximately 91% of its revenues in 2015. The loss of one or more of its customers could have a material adverse effect on ICP's results of operations.
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
Fuel Ethanol Market. The U.S. fuel ethanol industry represents a significant portion of the U.S. gasoline market as fuel ethanol is generally blended at a 10% rate into the U.S. gasoline supply. In the United States, fuel ethanol is principally used as an octane enhancer to help refiners meet federal and state air emission standards and to extend fuel supplies. The U.S. fuel ethanol industry produced 14.7 billion gallons of fuel ethanol in the twelve months ending September 2015 according to the U.S. Energy Information Administration. The Renewable Fuels Association, an industry trade association, reports that there are 214 ethanol refineries in the U.S. with nameplate capacity to produce 15.5 billion gallons of ethanol per year.
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
Noncontrolling investments in various other businesses. These investments primarily include industrial aviation services businesses in Asia and an agricultural commodity trading and logistics business that is primarily focused on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product.
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
Offshore Marine Services, Inland River Services and Shipping Services operate vessels that are registered in the United States and others registered in a number of foreign jurisdictions. Vessels are subject to the laws of the applicable jurisdiction as to ownership, registration, manning and safety. For instance, vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the United Kingdom pursuant to the United Kingdom Safety Act. In addition, the Company's vessels are subject to the requirements of a number of international conventions that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto ("MARPOL"); (ii) the International Convention on the Safety of Life at Sea, 1974 and 1978 Protocols ("SOLAS"); and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”). Key amendments to SOLAS addressing plans and procedures for the recovery of persons from water, firefighter communications, and shipboard noise reduction went into effect July 1, 2014. Major revisions to STCW and its associated code went into effect on January 1, 2012 with a five-year transition period until January 1, 2017. The Company believes that its vessels are in compliance with all applicable material regulations and have all licenses necessary to conduct their business.
The Maritime Labour Convention, 2006 (the “MLC”), which consolidates almost all of the 70 existing International Labour Organization maritime labour instruments in a single modern, globally applicable, legal instrument, went into effect on August 20, 2013. The MLC establishes comprehensive minimum requirements for working conditions of seafarers including, among other things, conditions of employment, hours of work and rest, grievance and complaints procedures, accommodations, recreational facilities, food and catering, health protection, medical care, welfare, and social security protection. The MLC's definition of seafarer now includes all persons engaged in work on a vessel in addition to the vessel's crew. Under this MLC definition, the Company may be responsible for proving that customer and contractor personnel aboard its vessels have contracts of employment that comply with the MLC requirements. The Company could also be responsible for salaries and/or benefits of third parties that may board one of the Company's vessels. The MLC requires certain vessels that engage in international trade to maintain a valid Maritime Labour Certificate issued by their flag administration. The Company has developed and implemented a fleetwide action plan to comply with the MLC to the extent applicable to its vessels. Although the United States is not a party to the MLC, U.S.-flag vessels operating internationally must comply with the MLC when visiting a port in a country that is a party to the MLC.
All of Shipping Services’ vessels, certain of Offshore Marine Services’ vessels and all of Inland River Services’ liquid tank barges are subject to periodic inspection, survey, drydocking and maintenance requirements of the USCG and/or the American Bureau of Shipping and other marine classification societies. Moreover, to ensure compliance with applicable safety regulations, the USCG is authorized to inspect vessels at will.
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

The Company believes that its operations are currently in compliance with all material environmental laws and regulations. It does not expect that it will be required to make capital expenditures in the near future that are material to its financial position or operations to comply with environmental laws and regulations or that complying with such laws will have a material effect on its earnings and its competitive position; however, because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ultimate cost of complying with these laws and regulations. The recent trend in environmental legislation and regulation is generally toward stricter standards, and it is the Company’s view that this trend is likely to continue.
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
Effective December 31, 2015, the OPA 90 regulations were amended to increase the liability limits for responsible parties for non-tank vessels to $1,100 per gross ton or $939,800, whichever is greater, and for tank vessels the maximum limits of liability are the greater of $3,500 per gross ton or $25,845,600. Under revised procedures, the USCG will conduct an evaluation every three years to determine whether liability limits should be increased further. These liability limits do not apply (a) if an incident is caused by the responsible party’s violation of federal safety, construction or operating regulations or by the responsible party’s gross negligence or willful misconduct, (b) if the responsible party fails to report the incident or to provide reasonable cooperation and assistance in connection with oil removal activities as required by a responsible official or (c) if the responsible party fails to comply with an order issued under OPA 90.
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
OPA 90 amended the Clean Water Act (“CWA”), described below, to require the owner or operator of certain facilities or of any tank vessel to prepare facility or vessel response plans and to contract with oil spill removal organizations to remove, to the maximum extent practicable, a worst-case discharge. The Company has complied with these requirements. The Company expects its pollution liability insurance to cover any cost of spill removal subject to overall coverage limitations of $1.0 billion; however, a failure or refusal of the insurance carrier to provide coverage in the event of a catastrophic spill could result in material liability in excess of available insurance coverage, resulting in a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Under a Final Rule issued by the USCG on September 30, 2013, the USCG Nontank Vessel Response Plans ("NTVRPs") must be submitted by owners and operators of self-propelled nontank vessels of 400 gross tons or greater that carry oil of any kind as fuel for main propulsion and that operate on the navigable waterways of the United States. The requirements for nontank vessels are generally similar to those for tank vessels. The Company has developed and submitted NTVRPs to meet this requirement and such plans have been approved.

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
The CWA also established the National Pollutant Discharge Elimination System (“NPDES”) permitting program, which governs discharges of pollutants into navigable waters of the United States. Pursuant to the NPDES, EPA issued a Vessel General Permit for Discharges Incidental to the Normal Operation of Vessels (“2008 VGP”), which was in effect from February 6, 2009 to December 19, 2013, covering 26 types of discharges incidental to normal vessel operations. The 2008 VGP was replaced by the Phase II VGP Regime ("2013 VGP"), which became effective on December 19, 2013. Like the 2008 VGP, the 2013 VGP applies to U.S. and foreign-flag commercial vessels that are at least 79 feet in length, and therefore applies to the Company’s vessels.
On February 11, 2011, the EPA and the USCG entered into a Memorandum of Understanding (“MOU”) outlining the steps the agencies will take to better coordinate efforts to implement and enforce the Vessel General Permit. Under the MOU, the USCG will identify and report to EPA detected Vessel General Permit deficiencies as a result of its normal boarding protocols for U.S.-flag and foreign-flag vessels. However, the EPA retains responsibility and enforcement authority to address Vessel General Permit violations. Failure to comply with the Vessel General Permit may result in civil or criminal penalties.
Like the 2008 VGP, the 2013 VGP requires vessel owners and operators to adhere to “best management practices” to manage the covered discharges, including ballast water, that occur normally in the operation of a vessel. In addition, again like the 2008 VGP, the 2013 VGP requires vessel owners and operators to implement various training, inspection, monitoring, recordkeeping, and reporting requirements, as well as corrective actions upon identification of a deficiency. The 2013 VGP, however, has implemented more stringent requirements than the 2008 VGP. For example, with regard to ballast water discharge standards, the 2008 VGP requirements for ballast water were minimal, whereas the 2013 VGP implements numeric technology-based effluent limitations that replace the non-numeric based best management practice requirements in the 2008 VGP. The purpose of these limitations is to reduce the number of living organisms discharged via ballast water into waters regulated by the 2013 VGP. The 2013 VGP also contains more stringent effluent limits for oil-to-sea interfaces and exhaust gas scrubber washwater, which seeks to improve environmental protection of U.S. waters, by requiring all vessels to use an Environmentally Acceptable Lubricant ("EAL") in all oil-to-sea interfaces, unless not technically feasible. The Company has filed a Notice of Intent to be covered by the 2013 VGP for each of the Company's ships.
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

Many countries have ratified and are thus subject to the liability scheme adopted by the International Maritime Organization (the “IMO”) and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances. As these conventions calculate liability in terms of Special Drawing Rights ("SDRs") as used by the International Monetary Fund, which are based on a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates as of February 1, 2016. However, those rates fluctuate daily and the figures are accordingly subject to change.
Under the 1969 Convention, except where the owner is guilty of actual fault, its liability is limited to $183.25 per gross ton (a unit of measurement for the total enclosed spaces within a vessel) with a maximum liability of $19.3 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $6.2 million plus $869.40 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $123.7 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.
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
The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001, which was adopted on March 23, 2001 and became effective on November 21, 2008, is a separate convention adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea, and in the exclusive economic zones, of countries that are party to it. While the United States has not yet ratified this convention, U.S.-flag vessels operating internationally would be subject to it if they sail within the territories of those countries that have implemented its provisions. The Company believes that its vessels comply with these requirements.
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
The USCG published a final rule on ballast water standards on March 23, 2012, which became effective on June 21, 2012. In most cases vessels will be required to install and operate a ballast water management system (“BWMS”) that has been type-approved by the USCG, unless ballast water can be managed by another approved method, such as disposal ashore, use of water from a U.S. public water system, or retaining ballast water aboard. A vessel's compliance date varies based upon its date of construction and ballast water capacity. All new vessels constructed on or after December 1, 2013, regardless of ballast water capacity, must comply with these requirements on delivery from the shipyard. Existing vessels with a ballast water capacity between 1500 and 5000 cubic meters must comply by their first scheduled drydocking after January 1, 2014. Existing vessels with a ballast water capacity less than 1500 cubic meters or greater than 5000 cubic meters must comply by their first scheduled drydocking after January 1, 2016. If a vessel intends to install a BWMS prior to the applicable compliance date and the USCG has not yet approved systems appropriate for the vessel's class or type, the vessel may install an Alternate Management System (“AMS”) that has been approved by a foreign-flag administration pursuant to the IMO's International Convention for the Control and Management of Ships Ballast Water and Sediments, which was adopted on February 13, 2004 (the “BWM Convention”), if the USCG determines that it is at least as effective as ballast water exchanges. If an AMS is installed prior to the applicable compliance date, it may be used until five years after the compliance date, which should provide sufficient time for the manufacturer to obtain USCG approval. At present, however, no USCG-approved BWMS is available.

In lieu of the AMS option, vessel owners and operators may request an extension of the BWMS requirements. Extension requests, with certain exceptions, must be submitted no later than 12 months before the vessel’s compliance date.  The EPA and the USCG have taken different positions regarding BWMS extensions. While the USCG is formally granting extensions to vessels that are unable to install the BWMS technology because it has not yet been type-approved, the EPA has declined to grant extensions of its ballast water requirements under the 2013 VGP, which went into effect on December 19, 2013. Therefore, even if a vessel obtains a USCG extension, it will still not be in compliance with the 2013 VGP. Pursuant to a joint letter issued by the USCG and the EPA dated December 24, 2013 and a letter of non-enforcement issued by the EPA dated December 27, 2013, the EPA has clarified that non-compliance with the 2013 VGP standards will be considered a violation, but that it will take into account extensions granted by the USCG and other factors and in such cases will consider the violation a low enforcement priority. The Company will seek extensions for all of its vessels until USCG approved ballast treatment systems are available.
In addition, states have enacted legislation or regulations to address invasive species through ballast water and hull cleaning management and permitting requirements, which in many cases have also become part of the state’s 2013 VGP certification. For instance, California requires vessels to comply with state ballast water discharge and hull fouling requirements. On October 8, 2015, the California legislature delayed implementation of California’s ballast water discharge performance standards until January 1, 2020. Although not yet implemented, California’s ballast water discharge performance standards are stronger than those scheduled to be implemented at the federal level. The federal government and the state of California permit the use of shipboard ballast water treatment systems to meet the discharge standards; however, the USCG requires that systems be type-approved by the USCG before they are installed on board vessels. California does not require advanced system approval, nor does the EPA under the 2013 VGP. As noted above, there are currently no type-approved systems by the USCG. Installation of an AMS on board vessels will satisfy California’s ballast water discharge performance standards. In addition, under the 2013 VGP, oceangoing vessels covered by the 2013 VGP are prohibited from discharging ballast water in Michigan waters unless the vessel meets Michigan state requirements and obtains a Michigan permit. New York has also imposed more stringent ballast water discharge standards, which became effective December 19, 2013 under the 2013 VGP. Currently, 25 states have added more stringent requirements to their certification of the 2013 VGP. Other states may proceed with the enactment of similar requirements that could increase the Company’s costs of operating in state waters.
The Company's vessels will also be subject to international ballast water management regulations, including those contained in the BWM Convention, which is not expected to enter force until 2017 at the earliest. After the BWM Convention enters into force, some of the Company's vessels may have to install an IMO approved BWMS irrespective of USCG extension to achieve compliance under the BWM Convention. To meet existing and anticipated ballast water treatment requirements, the Company has implemented ballast water management plans for each of its vessels and is developing, and intends to implement, a fleetwide action plan to comply with IMO, EPA, USCG and possibly more stringent U.S. state mandates which may require the installation and use of costly control technologies.
The Clean Air Act (as amended by the Clean Air Act Amendments of 1977 and 1990, the “CAA”) was enacted in the United States in 1970 and required the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. The CAA also requires states to submit State Implementation Plans (“SIPs”), which are designed to attain national health-based air quality standards throughout the United States, including major metropolitan and/or industrial areas. Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. The EPA and some states have each proposed more stringent regulations of air emissions from propulsion and auxiliary engines on oceangoing vessels. For example, the California Air Resources Board in the State of California (“CARB”) has published regulations requiring oceangoing vessels visiting California ports to reduce air pollution through the use of marine distillate fuels once they sail within 24 miles of the California coastline effective July 1, 2009. CARB expanded the boundaries of where these requirements apply and began enforcing these new requirements on December 1, 2011. More stringent fuel oil requirements for marine gas oil went into effect on August 1, 2012.
The State of California also began, on January 1, 2010, implementing regulations on a phased-in basis that require vessels to either shut down their auxiliary engines while in port in California and use electrical power supplied at the dock or implement alternative means to significantly reduce emissions from the vessel’s electric power generating equipment while it is in port. Generally, a vessel will run its auxiliary engines while in port in order to power lighting, ventilation, pumps, communication and other onboard equipment. The emissions from running auxiliary engines while in port may contribute to particulate matter in the ambient air. The purpose of the regulations is to reduce the emissions from a vessel while it is in port. The cost of reducing vessel emissions while in port may be substantial if the Company determines that it cannot use or the ports will not permit the Company to use electrical power supplied at the dock. Alternatively, the ports may pass the cost of supplying electrical power at the port to the Company, and the Company may incur additional costs in connection with modifying the Company’s vessels to use electrical power supplied at the dock.
Annex VI of MARPOL, which addresses air emissions, including emissions of sulfur and nitrous oxide ("NOx"), from vessels, came into force in the United States on January 8, 2009. Annex VI requires the use of low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. Vessels worldwide are currently required to use fuel with a sulfur content no greater than 3.5%, which will be reduced to 0.5% by 2020. However, recommendations made in connection with a MARPOL fuel availability study scheduled for 2018 at the IMO may cause the 0.5% requirement to slip to 2025. Annex VI also imposes NOx emissions standards on installed marine diesel engines of over 130 kW output power other than those used solely for emergency purposes irrespective of the tonnage of the vessel into which such an engine is installed. Different levels, or Tiers, of control apply based on the vessel’s construction date (Tier I controls apply to vessels constructed on or after January 1, 2000, Tier II controls apply to certain vessels constructed on or after January 1, 2011, and Tier III controls apply to certain vessels constructed on or after January 1, 2016). Within any particular Tier, the actual NOx limit is determined from the engine’s rated speed on a sliding scale based on engine revolutions per minute. The Tier III controls apply only to the specified vessels while operating in an Emission Control Area (“ECA”), as discussed below, established to further limit NOx emissions. The Tier II controls apply to vessels operating in areas outside of ECAs.
More stringent sulfur and NOx requirements apply in designated ECAs. There are currently four ECAs worldwide, the Baltic Sea ECA, North Sea ECA, North American ECA, and U.S. Caribbean ECA. The North American ECA encompasses all waters, with certain limited exceptions, within 200 nautical miles of Hawaii and the U.S. and Canadian coasts. The U.S. Caribbean ECA includes waters adjacent to the Commonwealth of Puerto Rico and the U.S. Virgin Islands out to approximately 50 nautical miles from the coastline. As of January 1, 2015, vessels operating in an ECA must burn fuel with a sulfur content no greater than 0.1%. Further, marine diesel engines on vessels constructed on or after January 1, 2016 that are operated in an ECA must meet the stringent NOx standards described above.
All of the Company's vessels are operated in compliance with Annex VI. The EPA has received approval from the IMO to exempt and has exempted steamships from the 0.1% sulfur content fuel oil requirement until 2020. The Company, through its investment in a 50% or less owned company, has one U.S.-flag product tanker that is a steamship, which is covered by this exemption.
Annex VI of MARPOL contains requirements with respect to the prevention of air pollution by vessels and the issuance of International Air Pollution Prevention (“IAPP”) certificates to reflect compliance with those requirements. In July 2011, the IMO’s Marine Environment Protection Committee adopted amendments to MARPOL Annex VI that went into effect in the United States on January 1, 2013. These amendments created a new Chapter 4 to Annex VI, which established Regulations on Energy Efficiency for Ships that generally apply to all new and existing vessels of 400 or more gross tons, subject to certain exceptions. These regulations mandate that all new vessels have an Energy Efficiency Design Index (“EEDI”) as well as a Ship Energy Efficiency Management Plan (“SEEMP”). The EEDI, which is required for certain types of vessels that are newly constructed or undergo a major conversion after January 1, 2013, is a measure of the efficiency of a particular vessel’s power plant and its hull form that will be expressed in grams of carbon dioxide ("CO2") produced per the vessel’s capacity mile, which will be based on a formula using a factor of the distance traveled by the vessel times the cargo weight. It is expected that vessels that are currently excluded from these regulations will be included in the future when new formulas are developed. The EEDI requires a minimum energy efficiency level per capacity mile (tonnage mile) for different ship types, which is expected to be reduced incrementally every five years. As long as the required energy level is attained, ship designers and builders may use the most cost-effective measures of their choice to comply with these regulations. The SEEMP is an operational plan that establishes a mechanism to improve the energy efficiency of a vessel in a cost-effective manner. A SEEMP is required for all vessels in operation and does not have a required format, but it must be developed by the vessel operator taking into account guidelines adopted by the IMO in March 2012. The amendments to Annex VI also added requirements for the International Energy Efficiency (“IEE”) Certificate. For existing vessels, IEE Certificates are required to be issued no later than their first intermediate or renewal survey for their existing IAPP Certificate after January 1, 2013. Compliance with the SEEMP must also be demonstrated and verified at that time.
The International Convention on the Control of Harmful Anti-fouling Systems on Ships (the “AFS Convention”), which was adopted by the IMO on October 5, 2001 and went into effect on September 17, 2008, prohibits the use of certain harmful substances, known as organotins, in anti-fouling paints used on vessels. Effective November 21, 2012, vessels registered under the U.S.-flag must comply with the AFS Convention. The AFS Convention bans the application or use of tributyltin (an anti-fouling agent used on the hulls of vessels to prevent the growth of marine organisms), calls for its removal from existing anti-fouling systems and establishes a detailed and science-based mechanism to consider future restrictions of harmful substances in anti-fouling systems. The AFS Convention generally applies to vessels of 400 or more gross tons that are engaged in international voyages (excluding fixed or floating platforms, floating storage units ("FSUs") and floating production, storage and offloading units ("FPSOs")). Vessels subject to the AFS Convention must demonstrate compliance with the AFS through possession of an International Anti-fouling System (“IAFS”) Certificate. For U.S.-flag vessels subject to the AFS Convention, the USCG or a recognized class society will verify compliance and issue the IAFS Certificate. In addition to the United States, approximately 61 countries representing approximately 80% of the world’s tonnage have ratified the AFS Convention.
The Company’s operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject in the United States to the requirements of the Resource Conservation and Recovery Act (“RCRA”) or comparable state, local or foreign requirements. From time to time, the Company arranges for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. With respect to the Company’s marine operations, the EPA has a longstanding policy that RCRA only applies after wastes are “purposely removed” from the vessel. As a general matter, with certain exceptions, vessel owners and operators are required to determine if their wastes are hazardous, obtain a generator identification number, comply with certain standards for the proper management of hazardous wastes, and use hazardous waste manifests for shipments to disposal facilities. The degree of RCRA regulation will depend on the amount of hazardous waste a generator generates in any given month. Moreover, vessel owners and operators may be subject to more stringent state hazardous waste requirements in those states where they land hazardous wastes. If such materials are improperly disposed of by third parties that the Company contracts with, the Company may still be held liable for cleanup costs under applicable laws.
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
In addition, regulations addressing garbage management went into effect on January 1, 2013 pursuant to action taken by the IMO's Marine Environment Protection Committee in July 2011 after a comprehensive review of MARPOL Annex V. The new regulations impose stricter garbage management procedures and documentation requirements for all vessels and fixed and floating platforms, which will potentially have major implications for the shipping industry, as discussed below. The most significant change in the regulations is its general approach to garbage management. Under the prior regulations, discharge of garbage into the sea was generally allowed unless specifically prohibited or limited. This concept was reversed in the revised regulations, which impose a general prohibition on the discharge of all garbage unless the discharge is expressly provided for under the regulations. The regulations allow the limited discharge of only four categories: food waste; cargo residues; certain operational wastes not harmful to the marine environment; and carcasses of animals carried as cargo. Combined with the general prohibition on the discharge of garbage outside these limited categories, the regulations greatly reduce the amount of garbage that vessels will be able to dispose of at sea and have increased the Company's costs of disposing garbage remaining on board vessels at their port calls. The USCG published an interim rule on February 28, 2013 to implement these requirements in the United States effective April 1, 2013.
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
At various United Nations climate change conferences, working groups have generally sought to establish emission reduction targets for developed countries, formulate a new climate change treaty and secure an extension of the Kyoto Protocol emissions limits to the extent that such a treaty is not yet achievable. On December 8, 2012, in Doha, Qatar, the Doha Amendment to the Kyoto Protocol ("Doha Amendment") was adopted to add a second commitment period running from January 1, 2013 to December 31, 2020, during which the parties will be committed to certain reduction targets for greenhouse gas emissions. Once it is in force, the Doha Amendment will continue the Kyoto Protocol as a transitional measure and will establish a proposal for a more comprehensive international agreement post-2020.
The IMO's second study of greenhouse gas emissions from the global shipping fleet, which was concluded in 2009, predicted that, in the absence of appropriate policies, greenhouse emissions from ships may increase by 150% to 200% by 2050 due to expected growth in international seaborne trade. The IMO has announced its intention to develop limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits. The 2015 United Nations Climate Change Conference resulted in the Paris Agreement, which aims to reduce emissions in an effort to slow global warming. However, the Paris Agreement will not become legally binding until agreed and adopted by at least 55 countries representing at least 55% of global greenhouse emissions.

The European Union (“EU”) had indicated its intention to propose an expansion of the existing EU emissions trading scheme to include emissions of greenhouse gases from vessels, particularly if no international maritime emissions reduction targets were agreed to through the IMO or the Climate Change Convention by the end of 2011.  In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the EU's greenhouse gas reduction commitment.  In June 2013, the European Commission proposed legislation and established a strategy for progressively integrating maritime emissions into the EU’s policy for reducing domestic greenhouse emissions. This legislation, became effective July 1, 2015 and establishes a system for monitoring, reporting and verifying emissions from large ships calling at EU ports with the first reporting period beginning on January 1, 2018.
In the United States, pursuant to an April 2007 decision of the U.S. Supreme Court, the EPA was required to consider whether CO2 should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the CAA. In October 2007, the California Attorney General and a coalition of environmental groups petitioned the EPA to regulate greenhouse gas emissions from oceangoing vessels under the CAA. On January 1, 2009, the EPA began, for the first time, to require large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions. On December 1, 2009, the EPA issued an “endangerment finding” regarding greenhouse gases under the CAA. While this finding in itself does not impose any requirements on industry or other entities, the EPA is in the process of promulgating regulations of greenhouse gas emissions. To date, the regulations proposed and enacted by the EPA regarding CO2 have not involved oceangoing vessels. However, under MARPOL Annex VI, vessels operating in designated ECA's will be required to meet fuel sulfur limits and NOx emission limits, including the use of engines that meet the EPA standards for NOx emissions beginning in 2016, as discussed above.
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
Specifically, on November 25, 2002, the Maritime Transportation Security Act of 2002 (“MTSA”) was signed into law in the United States. To implement certain portions of MTSA, in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, the IMO adopted amendments to SOLAS, known as the International Ship and Port Facilities Security Code (the “ISPS Code”), creating a new chapter dealing specifically with maritime security. The new chapter came into effect in July 2004 and imposes various detailed security obligations on vessels and port authorities. Among the various requirements under MTSA and/or the ISPS Code are:

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
The International Safety Management Code (“ISM Code”), as promulgated by the IMO, provides international standards for the safe management and operation of ships and for the prevention of marine pollution from ships. The United States is bound to enforce the ISM Code for all U.S.-flag vessels and those foreign-flag vessels that call on U.S. ports. All of the Company’s vessels that are 500 or more gross tons are required to be certified under the standards set forth in the ISM Code’s safety and pollution protocols. The Company also voluntarily complies with these protocols for some vessels that are under the mandatory 500 gross ton threshold. Under the ISM Code, vessel operators are required to develop an extensive safety management system (“SMS”) that includes, among other things, the adoption of a written system of safety and environmental protection policies setting forth instructions and procedures for operating their vessels subject to the ISM Code, and describing procedures for responding to emergencies. The Company has developed such a safety management system. These SMS policies apply to both the vessel and shore-side personnel and are vessel specific. The ISM Code also requires a Document of Compliance (“DOC”) to be obtained for the vessel manager and a Safety Management Certificate (“SMC”) to be obtained for each vessel subject to the ISM Code that it operates or manages. Vessels and companies subject to the ISM Code are inspected regularly to ensure that the SMS is in place and effective. Upon successful inspection and verification of an effective SMS, a vessel is issued an SMC. No vessel can obtain such an SMC unless its operator or manager has been issued a DOC by the administration of that vessel's flag state or as otherwise permitted under SOLAS. The Company has obtained DOCs for its shore side offices that have responsibility for vessel management and SMCs for each of the vessels that such offices operate or manage. These DOCs and SMCs must be verified or renewed periodically (annually or less frequently, depending on the type of document) in accordance with the ISM Code.
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
Industry Hazards and Insurance
Vessel operations involve inherent risks associated with carrying large volumes of cargo and rendering services in a marine environment. Hazards include adverse weather conditions, collisions, fire and mechanical failures, which may result in death or injury to personnel, damage to equipment, loss of operating revenues, contamination of cargo, pollution and other environmental damages and increased costs. The Company maintains hull, liability and war risk, general liability, workers compensation and other insurance customary in the industries in which the Company operates. The Company believes it will be able to renew any expiring policy without causing a material adverse effect on the Company. The Company also conducts training and safety programs to promote a safe working environment and minimize hazards.
Employees
As of December 31, 2015, the Company employed 4,849 individuals directly and indirectly through crewing or manning agreements. Substantially all indirect employees support Offshore Marine Services’ vessel operations.
As of December 31, 2015, Offshore Marine Services employed 856 seafarers in the North Sea and Brazil, some of whom were members of a union under the terms of an ongoing agreement. In the United States, a total of 407 employees in Inland River Services and Shipping Services were unionized under collective bargaining agreements that expire at varying times through September 30, 2017.
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
We are exposed to fluctuating prices of oil, decreased demand for oil, declining economic growth, and the oversupply of offshore vessels. The market for our offshore support services is impacted by the comparative price for exploring, developing, and producing oil, by the supply and cost of natural gas, and by the corresponding supply and demand for oil, both globally and regionally. Beginning in the second half of 2014 and through 2015, the price of oil has decreased from a high of $107 per barrel during 2014 to a low of $35 per barrel during 2015. The decline in oil prices has continued into 2016. Increased supply from the development of new oil and natural gas supply sources and technologies to improve recovery from current sources has contributed to the decrease in the price of oil. Other factors that influence supply and demand of oil include operational issues, natural disasters, weather, political instability, conflicts, economic conditions and actions by major oil-producing countries. These factors in turn affect the committed investment for contract drilling rigs and offshore support vessels used for offshore exploration, field development and production activities. Prolonged periods of low oil and gas prices or rising costs has resulted in projects being delayed or canceled, as well as the impairment of certain assets. Consequently, there has been a reduction in the demand for the Company's Offshore Marine Services because of the deterioration of oil prices due to weak international economic growth and strong U.S. oil and natural gas production along with the expectation of new sources of oil being available in the near future. Likewise, increases in industry refining or manufacturing capacity for both natural gas and oil sources other than those available offshore may further reduce margins. To the extent the low price of oil causes the Company's customers to reduce the level of capital expenditure for exploring, developing and producing oil, especially from offshore sources, it could affect demand for the equipment of Offshore Marine Services and Shipping Services, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. In addition, an increase in new offshore vessels to the existing fleet without a commensurate retirement of older vessels may lead to an oversupply of vessels.
Demand for many of the Company’s services is impacted by the level of activity in the offshore oil and natural gas exploration, development and production industry. The level of offshore oil and natural gas exploration, development and production activity has historically been volatile and that volatility is likely to continue. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond the Company’s control, including:

•	general economic conditions;

•	prevailing oil and natural gas prices and expectations about future prices and price volatility;

•	assessments of offshore drilling prospects compared with land-based opportunities;

•	the cost of exploring for, producing and delivering oil and natural gas offshore and the relative cost of doing so on land;

•	worldwide demand for energy, other petroleum products and chemical products;

•	availability and rate of discovery of new oil and natural gas reserves in offshore areas;

•	federal, state, local and international political and economic conditions, and policies including cabotage and local content laws;

•	technological advances affecting exploration, development, energy production and consumption;

•	weather conditions;

•	environmental regulation;

•	regulation of drilling activities and the availability of drilling permits and concessions; and

•	the ability of oil and natural gas companies to generate or otherwise obtain funds for capital projects.
The prolonged material downturn in oil and natural gas prices has caused a substantial decline in expenditures for exploration, development and production activity, which has resulted in a decline in demand and lower rates for the Company’s offshore energy support services and petroleum product transportation services. Any continued decline in expenditures could have an adverse effect on the Company's business, financial position, results of operations and cash flows. Moreover, for the year ended December 31, 2015, approximately 28% of Offshore Marine Services’ operating revenues were earned in the U.S. Gulf of Mexico and are therefore dependent on levels of activity in that region, which may differ from levels of activity in other regions of the world.
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
For instance, on December 1, 2015, the Company announced the issuance by SMH of its 3.75% Convertible Senior Notes and that the Company is contemplating a potential spin-off of SMH to SEACOR's shareholders. We are not obligated to effect the SMH Spin-off and no assurance can be given that the Company will choose to do so. If the Company does consummate the SMH Spin-off, no assurance can be given that the Company will achieve the intended results. These types of significant transactions may present significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed, potential loss of significant revenue and income streams, unexpected expenses, inadequate return of capital, potential acceleration of taxes currently deferred, regulatory or compliance issues, the triggering of certain covenants in the Company’s debt instruments (including accelerated repayment) and other unidentified issues not discovered in due diligence. As a result of the risks inherent in such transactions, the Company cannot guarantee that any such transaction will ultimately result in the realization of the anticipated benefits of the transaction or that significant transactions will not have a material adverse impact on the Company’s financial condition or its results of operations. If the Company were to complete such an acquisition, disposition, investment or other strategic transaction, it may require additional debt or equity financing that could result in a significant increase in its amount of debt or the number of outstanding shares of its Common Stock.

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
The Company’s operations in the U.S. Gulf of Mexico have been adversely impacted by the Deepwater Horizon drilling rig accident and resulting oil spill. On April 22, 2010, the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico, sank after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Macondo well (the “Deepwater Horizon/BP Macondo Well Incident”). The Company and its customers have extensive operations in the U.S. Gulf of Mexico. New or additional government regulations or laws concerning drilling operations in the U.S. Gulf of Mexico and other regions implemented in response to a specific incident or otherwise could have a material adverse effect on the Company’s financial position and its results of operations.
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

Unstable political, military and economic conditions in foreign countries where a significant proportion of Offshore Marine Services’ operations are conducted could adversely impact the Company’s business. During the year ended December 31, 2015, approximately 68% of Offshore Marine Services’ operating revenues resulted from its foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist acts, piracy, kidnapping, nationalization of assets, currency restrictions, import or export quotas and other forms of public and government regulation, all of which are beyond the Company’s control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and gas industry and, correspondingly, on the Company should Offshore Marine Services operate vessels in a country subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupts its operations.
Offshore Marine Services, Inland River Services, Shipping Services and Illinois Corn Processing rely on several customers for a significant share of their revenues, the loss of any of which could adversely affect each of their businesses and operating results. As of December 31, 2015, no single customer accounted for more than 10% of the Company's operating revenues. The portion of Offshore Marine Services, Inland River Services, Shipping Services and Illinois Corn Processing's revenues attributable to any single customer may change over time, depending on the level of relevant activity by any such customer, the segment’s ability to meet the customer’s needs and other factors, many of which are beyond the Company’s control. The loss of any large customer or several mid-size customers could have a material and adverse effect on such segment’s or the Company’s financial position or its results of operations.
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
The Company may be unable to maintain or replace its offshore support vessels as they age. As of December 31, 2015, the average age of the Company’s Offshore Marine Services’ vessels, excluding its standby safety and wind farm utility vessels, was approximately twelve years. The Company believes that after an offshore support vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. The Company may be unable to carry out drydockings of its vessels or may be limited by insufficient shipyard capacity, which could adversely affect its ability to maintain its vessels. In addition, market conditions may not justify these expenditures or enable the Company to operate its older vessels profitably during the remainder of their economic lives. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels.
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
The Company's investment in Jones Act product carriers could be negatively impacted if the Jones Act is suspended or repealed, or if the price of natural gas increase to levels that reduce the competitiveness of U.S. refineries. The investment in Jones Act product carriers could also be improvident if all existing tankers and tank barges are replaced with additional newly built equipment when they come to the end of their economic life. The repeal on December 18, 2015 of the law restricting the export of U.S. crude oil may have a material adverse effect on the Company’s business, results of operations and financial condition. The Company also has a significant investment in a Company that uses VLGC's in the foreign Liquefied Petroleum Gas ("LPG") trade. If the expected rise in production of LPG in the U.S. does not occur, or if most of the production of LPG is consumed domestically in petrochemical plants, or if the price of propane and butane increases to levels that lower demand, this investment may decrease in value.
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
SEACOR’s certificate of incorporation limits the ownership of Common Stock by individuals and entities that are not U.S. citizens within the meaning of the Jones Act. These restrictions may affect the liquidity of SEACOR’s Common Stock and may result in non-U.S. citizens being required to sell their shares at a loss or relinquish their voting, dividend and distribution rights. Under the Jones Act, at least 75% of the outstanding shares of each class or series of SEACOR’s capital stock must be owned and controlled by U.S. citizens within the meaning of the Jones Act. Certain provisions of SEACOR’s certificate of incorporation are intended to facilitate compliance with this requirement and may have an adverse effect on holders of shares of the Common Stock. In addition, the 2.5% Convertible Senior Notes due 2027 and the 3.0% Convertible Notes due 2028 issued by the Company and the 3.75% Convertible Senior Notes due 2022 issued by SMH, a wholly-owned subsidiary of the Company, which, under limited circumstances, may be exchanged for shares of the Company’s Common Stock or warrants to purchase the Company’s Common Stock, have controls in place that are designed to ensure compliance with the Jones Act.
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
As a result of the above provisions, a proposed transferee of the Common Stock that is a non-U.S. citizen may not receive any return on its investment in shares it purportedly purchases or owns, as the case may be, and it may sustain a loss. The Company, in its discretion, is entitled to redeem all or any portion of such shares most recently acquired (as determined by its Board of Directors in accordance with guidelines that are set forth in its Restated Certificate of Incorporation) by non-U.S. citizens in excess of such maximum permitted percentage for such class or series at a redemption price based on a fair market value formula that is set forth in the Company’s Restated Certificate of Incorporation, which may be paid in cash or promissory notes at the discretion of the Company. Such excess shares shall also not be accorded any voting, dividend or distribution rights until they have ceased to be excess shares, provided that they have not been already redeemed by the Company. As a result of these provisions, a purported stockholder who is not a U.S. citizen within the meaning of the Jones Act may be required to sell its shares of Common Stock at an undesirable time or price and may not receive any return on its investment in such shares. Further, the Company may have to incur additional indebtedness, or use available cash (if any), to fund all or a portion of such redemption, in which case the Company’s financial condition may be materially weakened.
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
If non-U.S. citizens own more than 22.5% of SEACOR’s Common Stock, the Company may not have the funds or the ability to redeem any excess shares and it could be forced to suspend its operations in the U.S. coastwise trade. SEACOR’s Restated Certificate of Incorporation contains provisions prohibiting ownership of its Common Stock by persons who are not U.S. citizens within the meaning of the Jones Act, in the aggregate, in excess of 22.5% of such shares. In addition, the Restated Certificate of Incorporation permits the Company to redeem such excess shares, including those shares issued upon conversion or exchange of the Company's convertible notes. The per share redemption price may be paid, as determined by the Company’s Board of Directors, by cash or promissory notes. However, the Company may not be able to redeem such excess shares for cash because its operations may not have generated sufficient excess cash flow to fund such redemption. If, for any reason, the Company is unable to effect such a redemption when such ownership of shares by non-U.S. citizens is in excess of 25.0% of the Common Stock, or otherwise prevent non-U.S. citizens in the aggregate from owning shares in excess of 25.0% of any such class or series of the Company’s capital stock, or fail to exercise its redemption rights because it is unaware that such ownership exceeds such percentage, the Company will likely be unable to comply with the Jones Act and will likely be required by the applicable governmental authorities to suspend its operations in the U.S. coastwise trade. Any such actions by governmental authorities would have a severely detrimental impact on the Company’s financial position, results of operations and cash flows.
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
Operational risks could disrupt operations and expose the Company to liability. The operation of offshore support vessels, tankers, short-sea container, roll-on/roll-off vessels, towboats, tugs and barges is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure and collision. For instance, the Company's operations in the U.S. Gulf of Mexico may be adversely affected by weather. The Atlantic Hurricane season runs from June through November. Tropical storms and hurricanes may limit our ability to operate the Company's vessels in the proximity of storms, reduce oil and gas exploration, development and production activity, could result in the Company incurring additional expenses to secure equipment and facilities and may require the Company to evacuate its vessels, personnel and equipment out of the path of a storm. Additional risks to vessels include adverse sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company’s personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages, including loss of revenues from or termination of charter contracts, higher insurance rates, increased operating costs, increased governmental regulation and reporting and damage to the Company’s reputation and customer relationships. In addition, the affected vessels could be removed from service and would then not be available to generate revenues.

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
The Company is subject to complex laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business. Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the manning, construction and operation of vessels significantly affect the Company’s operations. Many aspects of the marine industry are subject to extensive governmental regulation by the USCG, Occupational Safety and Health Administration (“OSHA”), NTSB, EPA, IMO, the U.S. Department of Homeland Security, the U.S. Maritime Administration, and the CBP, and to regulation by port states and classification societies (such as the American Bureau of Shipping), as well as to regulation under international treaties, such as SOLAS and MARPOL, administered by port states and classification societies. The USCG, OSHA and NTSB set safety standards and are authorized to investigate marine casualties and recommend improved safety standards. The CBP and USCG are authorized to inspect vessels at will.
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
Inland River Services could experience variation in freight rates. Freight transportation rates may fluctuate as the volume of cargo and availability of barges change. The volume of freight transported on inland river waterways may vary as a result of various factors, such as global economic conditions and business cycles, domestic and international agricultural production and demand, and foreign currency exchange rates. Barge participation in the industry can also vary year-to-year and is dependent on the number of barges built and retired from service. Extended periods of high barge availability and low cargo demand could adversely impact Inland River Services.
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
Inland River Services’ results of operations could be adversely affected by international economic and political factors. The actions of foreign governments could affect the import and export of the dry bulk commodities typically transported by Inland River Services. Foreign trade agreements and each country’s adherence to the terms of such agreements can raise or lower demand for U.S. imports and exports of the dry bulk commodities that Inland River Services transports. National and international boycotts and embargoes of other countries or U.S. imports or exports together with the raising or lowering of tariff rates could affect the demand for the transportation of cargoes handled by Inland River Services. These actions or developments could have an adverse impact on Inland River Services.
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
Compliance and excise tax risks associated with operations involving alcohol. The Company’s subsidiaries, ICP and Gateway Terminals LLC, are involved in the production, shipment and sale of alcohol products for a variety of industrial and non-industrial uses, with customers located in the United States and elsewhere. Such activities fall within the jurisdiction of certain alcohol control and excise taxation agencies, most notably including a Bureau within the Treasury Department - the Alcohol & Tobacco Tax & Trade Bureau (“TTB”). Failure to adhere to the regulations and policies of TTB and similar state regulatory agencies could expose these subsidiaries to excise tax liabilities arising from the production, shipment, or sale of alcohol. In addition, failure to adhere to such regulations and policies could give rise to adverse enforcement action by TTB and similar state regulatory agencies. Remedies that such government agencies might seek to pursue as a result of compliance failures could include: the power to suspend or revoke government approvals necessary to continue producing, shipping, or selling alcohol; the assessment of excise taxes, interest, and tax penalties; and criminal prosecution of the subsidiaries and/or their officials. Such remedies could have a material adverse effect on the Company’s financial results.
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
There are risks associated with the Company’s Seassurance business. The Company’s subsidiary, Seassurance Ltd., provides insurance-related marine transportation compliance products, including Certificates of Financial Responsibility ("COFRs") and the provision of International Carrier Bonds ("ICBs"), primarily to owners and operators of vessels calling at ports in the United States and traversing U.S. waters. Guarantees to support COFRs are provided to enable customers to demonstrate financial security required by U.S. Coast Guard regulations for such vessels to trade in U.S. waters. As provider of these guarantees, Seassurance undertakes that any liabilities of the customer under the OPA 90 and/or CERCLA will be satisfied up to the liability limits applicable to the vessel under these statutes. Seassurance typically acquires rights of recovery from the insurer for payments made and exposure under the guarantees, subject to a retained risk of US$3.0 million in respect of each incident. Although shipowners’ liabilities under OPA and CERCLA traditionally have been satisfied by P&I insurers, and guarantees to support COFRs have rarely, if ever, been called upon, the risk exists that such liabilities may not be met by P&I insurers and, thus, could exceed the US$3.0 million level of retained risk. There is also a risk of multiple exposures for Seassurance if a series of such incidents were to occur.
The Company’s operations are subject to certain foreign currency, interest rate, fixed-income, equity and commodity price risks. The Company is exposed to certain foreign currency, interest rate, fixed-income, equity and commodity price risks and although some of these risks may be hedged, fluctuations could impact the Company’s financial position and its results of operations. For instance, a strengthening of the U.S. dollar results in higher prices for U.S. exports, which may adversely affect Inland River Services, Shipping Services and ICP's operating results. The Company has, and anticipates that it will continue to have, contracts denominated in foreign currencies. It is often not practicable for the Company to effectively hedge the entire risk of significant changes in currency rates during a contract period. The Company’s financial position and its results of operations have been negatively impacted for certain periods and positively impacted for other periods, and may continue to be affected to a material extent by the impact of foreign currency exchange rate fluctuations. The Company’s financial position and its results of operations may also be affected by the cost of hedging activities that the Company undertakes. The Company holds a large proportion of its net assets in cash equivalents and short-term investments, including a variety of public and private debt and equity instruments. Such investments subject the Company to risks generally inherent in the capital markets. Given the relatively high proportion of the Company’s liquid assets relative to its overall size, its financial position and its results of operations may be materially affected by the results of the Company’s capital management and investment activities and the risks associated with those activities. Volatility in the financial markets and overall economic uncertainty also increase the risk that the actual amounts realized in the future on the Company’s debt and equity instruments could differ significantly from the fair values currently assigned to them. In addition, changes in interest rates may have an adverse impact on the Company’s financial position and its results of operations.
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
A violation of the Foreign Corrupt Practices Act ("FCPA") may adversely affect the Company’s business and operations. In order to effectively compete in certain foreign jurisdictions, the Company seeks to establish joint ventures with local operators or strategic partners. As a U.S. corporation, the Company is subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. The Company has adopted stringent procedures to enforce compliance with the FCPA, but it may be held liable for actions taken by its strategic or local partners even though these partners may not be subject to the FCPA. Any determination that the Company has violated the FCPA could have a material adverse effect on its business, financial position, results of operations and cash flows.
An outbreak of any contagious disease, such as Ebola, H1N1 Flu or the Zika Virus , may adversely affect the Company’s business and operations. The outbreak of diseases, such as Ebola, H1N1 Flu, commonly referred to as Swine Flu, or the Zika Virus, has in the past curtailed and may in the future curtail travel to and from certain countries, or geographic regions. Restrictions on travel to and from these countries or other regions due to additional incidences for diseases, such as Swine Flu and other communicable diseases, could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
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
The Company's business and stock price may be adversely affected if its internal control over financial reporting is not effective. Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, the Company is required to document and test its internal control over financial reporting; management is required to assess and issue a report concerning the Company's internal control over financial reporting; and the Company's independent registered certified public accounting firm is required to attest on the effectiveness of the Company's internal control over financial reporting. The Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. The existence of a material weakness could result in errors in the Company's financial statements that could result in a restatement of financial statements, which could cause the Company to fail to meet its reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of the Company's common stock.
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
Significant exercises of stock options could adversely affect the market price of the Company's Common Stock. As of December 31, 2015, the Company had 17,154,900 shares of Common Stock issued and outstanding; however, the total number of shares of the Company's Common Stock issued and outstanding does not include shares reserved for issuance under the Company’s stock plans, including upon the exercise of options issued under such plans, or shares issuable upon the exchange or conversion of the Company's convertible debt. The exercise of outstanding options, the issuance of shares reserved for issuance under the Company’s Stock Plans and the conversion of convertible debt instruments could adversely affect the price of the Company’s Common Stock, will reduce the percentage of Common Stock held by the Company's current stockholders and may cause its current stockholders to suffer significant dilution, which may adversely affect the market.
The Company's ability to access capital markets could be limited. From time to time, the Company may need to access the capital markets to obtain long-term and short-term financing. However, the Company's ability to access the capital markets for long-term financing could be limited by among other things, oil and gas prices, its existing capital structure, its credit ratings and the health of the shipping, response and overall oil and gas industry. In addition, many of the factors that affect the Company's ability to access the capital markets, such as the liquidity of the overall capital markets and the state of the economy and oil and gas industry, are outside of the Company's control. To the extent required to do so, no assurance can be given that the Company will be able to access to the capital markets on acceptable terms.

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
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment, and response services by ORM during the Deepwater Horizon oil spill response and clean-up in the U.S. Gulf of Mexico. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig "Deepwater Horizon" in the U.S. Gulf of Mexico on April 20, 2010, MDL No. 2179 filed in the U.S. District Court for the Eastern District of Louisiana ("MDL"). The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action and pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL, discussed further below. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
On December 15, 2010, NRC, a subsidiary of the Company prior to the SES Business Transaction, and ORM were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The “B3” master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. On July 17, 2014, the Court issued a pretrial order that established a protocol for disclosures clarifying the basis for the “B3” claims asserted against the Clean-Up Responder Defendants, including ORM and NRC, in the MDL. Under this protocol, plaintiffs who satisfy certain criteria and believe they have specific evidence in support of their claims, including that any Clean-Up Responder Defendant(s) failed to act pursuant to the authority and direction of the federal government in conducting Deepwater Horizon oil spill remediation and clean-up operations, had to submit a sworn statement or face dismissal. Plaintiffs’ deadline to serve such sworn statements in support of their claims was September 22, 2014, with the exception of several Plaintiffs who were granted an extension until October 10, 2014. On November 14, 2014, the Clean-Up Responder Defendants and the Plaintiffs’ Steering Committee ("PSC") in the MDL submitted a joint report to the Court regarding claimants’ compliance with the pretrial order. In this joint report, the parties (i) explained how they complied with the notice requirements of the Court’s July 17, 2014 pretrial order, (ii) noted that they had received 102 sworn statements in connection with this pretrial order, and (iii) provided the Court with an assessment of the sworn statements received. An additional sworn statement was received after the joint report was submitted. On January 7, 2016, the Court issued an Order to Show Cause (“OSC”) as to the B3 claims against the Clean-Up Responder Defendants, including ORM and NRC. The OSC ordered any plaintiff(s) opposed to the Court entering the proposed Order & Reasons (“O&R”) attached to the OSC to show cause, in writing, on or before January 28, 2016 why the Court should not dismiss their B3 claim(s) with prejudice for the reasons set forth in the O&R. The O&R addressed the pending summary judgment motions and stated, among other things, why the Clean-Up Responder Defendants are entitled to derivative immunity under the Clean Water Act and discretionary function immunity under the Federal Tort Claims Act, and why plaintiffs’ claims are preempted by the implied conflict preemption doctrine. The O&R also discussed the results of the protocol delineated in the Court’s July 17, 2014 pretrial order and concluded with the dismissal of all but eleven plaintiffs’ B3 claims against the Clean-Up Responder Defendants with prejudice. Following the issuance of the OSC, ORM and NRC complied with the same notice requirements delineated in the July 17, 2014 pretrial order and, along with the PSC, submitted a joint certification to that effect on January 15, 2016. Eight individual plaintiffs submitted responses to the OSC by the January 28, 2016 deadline, and the Clean-Up Responder Defendants submitted a response thereto on February 4, 2016. On February 16, 2016, the Court issued an order overruling the objections relayed in the eight individual Plaintiffs’ responses to the OSC, and then entered a dismissal order nearly identical to the O&R. Accordingly, the final Order & Reasons entered on February 16, 2016 dismissed all but eleven B3 claims against ORM and NRC with prejudice, whether by joinder in the master complaint, individual complaint, or otherwise. The Company is evaluating how this ruling will impact the individual civil actions discussed below. Further, the Court will now determine next steps in connection with the remaining B3 claims, which include several individual civil actions discussed herein, including the Wunstell Action. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Subsequent to the filing of the referenced master complaint, ten additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. By court order, all of these additional individuals' cases have been stayed until further notice. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 13, 2011, the Company was named as a defendant in Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), an action in which plaintiff, a former employee, alleges sustaining personal injuries in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case was subject to the MDL Court’s stay of individual proceedings, the employee moved to sever his case from the MDL on July 16, 2012, which the Court denied on March 5, 2013. The employee filed a motion asking the Court to reconsider, which was denied on May 3, 2013, and the employee filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) on May 22, 2013. On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction, which was granted on August 16, 2013. The same Company employee has also brought a claim in the M/V Seacor Vanguard vessel’s limitation action in the MDL which relates to any actions that may have been taken by vessels owned by the Company to extinguish the fire. On October 20, 2014, the Company moved for summary judgment, seeking dismissal with prejudice of all of the Company employee’s claims in the MDL in light of the Court’s prior rulings. On May 22, 2015, the employee filed an opposition to the Company's motion as well as a motion to be recognized as an opt-out plaintiff or extend the opt-out deadline in connection with the below-referenced Medical Settlement, and on May 29, 2015, the Company filed a reply brief in further support of its motion. On June 10, 2015, the Court granted the Company's motion for summary judgment, dismissing all of the employee's claims against the Company and/or the M/V Seacor Vanguard with prejudice, and denied the employee's May 22, 2015 motion regarding his opt-out position in connection with the Medical Settlement. Final judgments for all of the employee's claims were issued by the Court on June 17, 2015, and the employee filed his Notice of Appeal on July 7, 2015. Following the docketing of the employee’s appeals with the Fifth Circuit, the Company filed a motion to consolidate these appeals, which was granted on August 21, 2015. The employee filed his appellant brief in the consolidated appeal on October 23, 2015, the Company submitted its appellee brief on November 25, 2015, and the employee filed his reply brief on January 4, 2016. Oral argument has been tentatively scheduled for the week of April 4, 2016. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that sought to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.), which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation (“Cameron”), Halliburton Energy Services, Inc., and M-I L.L.C. (“M-I”) also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively “Weatherford”) had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. The remainder of the aforementioned cross-claims in Transocean's limitation action remain pending, although the Court has found Cameron and M-I to be not liable in connection with the Deepwater Horizon incident and resultant oil spill and dismissed these parties from the MDL. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Officers of SEACOR serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of SEACOR as of December 31, 2015 were as follows:

Name	Age	Position
Charles Fabrikant	71
Executive Chairman of the Board, President and Chief Executive Officer, and a director of SEACOR and several of its subsidiaries. Effective February 23, 2015, Mr. Fabrikant was appointed President and Chief Executive Officer a position he had resigned from in September 2010 when he was designated Executive Chairman of the Board. Mr. Fabrikant is a Director of Diamond Offshore Drilling, Inc., a contract oil and gas driller, and Hawker Pacific Airservices, Limited, an aviation sales product support company. In addition, he is President of Fabrikant International Corporation, a privately owned corporation engaged in marine investments. Fabrikant International Corporation may be deemed an affiliate of SEACOR.

Matthew Cenac	50
Executive Vice President and Chief Financial Officer of SEACOR since February 23, 2015 and, from August 2014 to February 2015, was Senior Vice President and Chief Financial Officer and, from September 2005 to August 2014, was Vice President and Chief Accounting Officer. From June 2003, when he joined SEACOR, to August 2005, Mr. Cenac was Corporate Controller of SEACOR. In addition, Mr. Cenac is an officer and director of certain SEACOR subsidiaries.

Eric Fabrikant	35
Executive Vice President and Chief Operating Officer of SEACOR since February 23, 2015 and, from May 2009 through February 2105, was Vice President of SEACOR. From 2004 through May 2009, Mr. Fabrikant held various positions at Nabors Industries. In addition, Mr. Fabrikant is an officer and director of certain SEACOR subsidiaries.

John Gellert	45
Executive Vice President and Chief Operating Officer of SEACOR since February 23, 2015 and, from May 2004 to February 2015 was Senior Vice President of SEACOR. In July 2005, Mr. Gellert was appointed President of SEACOR's Offshore Marine Services' segment, a capacity in which he still serves. Since June 1992, when Mr. Gellert joined SEACOR, until July 2005, he had various financial, analytical, chartering and marketing roles within SEACOR. In addition, Mr Gellert is an officer and director of certain SEACOR subsidiaries.

Paul Robinson(1)	48
Executive Vice President, General Counsel and Corporate Secretary of SEACOR since February 23, 2015, and from November 2007 to February 2015, was Senior Vice President, General Counsel and Corporate Secretary of SEACOR. From 1999 through June 2007, Mr. Robinson held various positions at Comverse Technology, Inc., including Chief Operating Officer, Executive Vice President, General Counsel and Corporate Secretary.

Bruce Weins	47
Senior Vice President and Chief Accounting Officer of SEACOR since February 23, 2015 From July 2005 to February 2015, Mr. Weins was Corporate Controller of SEACOR. Mr. Weins served as Controller of Seabulk International, Inc. ("Seabulk") from January 2005 to July 2005 when it merged with SEACOR. Prior to joining Seabulk, from September 1995 to December 2004, Mr. Weins was employed by Deloitte & Touche LLP, most recently as a Senior Manager. In addition, Mr. Weins is an officer and director of certain SEACOR subsidiaries.

______________________

(1)	On January 25, 2016, the Company announced that Mr. Robinson submitted his resignation to accept a new position.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for the Company’s Common Stock
SEACOR’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “CKH.” Set forth in the table below for the periods presented are the high and low sale prices for SEACOR’s Common Stock.

	HIGH	LOW
Fiscal Year Ending December 31, 2016:
First Quarter (through February 23, 2016)	$53.10	$41.24
Fiscal Year Ending December 31, 2015:
First Quarter	$76.11	$67.36
Second Quarter	$78.95	$67.91
Third Quarter	$71.04	$58.00
Fourth Quarter	$67.60	$49.80
Fiscal Year Ending December 31, 2014:
First Quarter	$92.42	$81.22
Second Quarter	$88.29	$77.51
Third Quarter	$83.38	$74.80
Fourth Quarter	$83.12	$68.07
As of February 23, 2016, there were 213 holders of record of Common Stock.
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

Performance Graph
Set forth in the graph below is a comparison of the cumulative total return that a hypothetical investor would have earned assuming the investment of $100 over the five-year period commencing on December 31, 2010 in (i) the Common Stock of the Company, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the Simmons Offshore Transportation Services Index, an index of oil service companies published by Simmons and Company International Limited (the “Simmons Peer Index”). The information set forth in the graph below shall be considered "furnished" but not "filed" for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934.

	December 31,
	2010	2011	2012	2013	2014	2015
Company(1)	100	88	88	123	100	71
S&P 500(1)	100	102	118	157	178	181
Simmons Peer Index(2)	100	97	103	134	95	44
_____________________

(1)	Assumes the reinvestment of dividends.

(2)
Simmons Peer Index is calculated as a simple average percentage in share prices and includes the following companies: Bourbon S.A., Bristow Group Inc., PHI Inc., Tidewater Inc., GulfMark Offshore, Inc., Kirby Corporation, Hornbeck Offshore Services, Inc., Solstad Offshore ASA, Farstad Shipping ASA, DOF ASA, and SEACOR Holdings Inc.

Issuer Repurchases of Equity Securities
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its 7.375% Senior Notes, 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and Common Stock (collectively the "Securities"), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.
During the years ended December 31, 2015 and 2014, the Company acquired for treasury 1,162,955 and 2,531,324 shares of Common Stock, respectively, for an aggregate purchase price of $72.4 million and $195.3 million, respectively. During the year ended December 31, 2013, the Company acquired no shares of Common Stock for treasury. As of December 31, 2015, SEACOR had remaining authorization to purchase $77.6 million of Common Stock. On February 26, 2016, SEACOR's Board of Directors increased the Company's repurchase authority for the Securities to $200.0 million.
During the year ended December 31, 2015, the Company acquired for treasury 40,859 shares of Common Stock for an aggregate purchase price of $3.0 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. During the year ended December 31, 2014, the Company acquired for treasury 26,792 shares of Common Stock for an aggregate purchase price of $2.0 million upon the exercise of certain stock options by the Company's Executive Chairman and Chief Executive Officer. These shares were purchased in accordance with the terms of the Company's Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR's Board of Directors.
This following table provides information with respect to purchases by the Company of shares of its Common Stock during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)
10/01/15 – 10/31/15	—	$—	—	$87,761,980
11/01/15 – 11/30/15	—	$—	—	$87,761,980
12/01/15 – 12/31/15	200,000	$50.60	—	$77,641,980
______________________

(1)	Does not include increased authorization approved by SEACOR's Board of Directors on February 26, 2016.

ITEM 6.	SELECTED FINANCIAL DATA
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

	Years Ended December 31,
	2015	2014	2013	2012	2011
Operating Revenues:
Offshore Marine Services	$368,868	$529,944	$567,263	$519,817	$376,788
Inland River Services	230,482	253,150	215,613	226,561	187,657
Shipping Services	227,142	214,316	194,184	180,036	161,307
Illinois Corn Processing	166,905	236,293	193,682	188,650	—
Other (1)	64,490	89,736	79,532	195,731	306,867
Eliminations and Corporate	(3,151)	(4,045)	(3,002)	(2,498)	(122)
	$1,054,736	$1,319,394	$1,247,272	$1,308,297	$1,032,497
Operating Income	$21,125	165,243	$100,042	$56,405	$67,138
Other Income (Expenses):
Net interest expense	$(23,277)	(23,970)	$(27,125)	$(20,531)	$(26,880)
Other (2)	(28,646)	21,962	(5,285)	18,698	(36,489)
	$(51,923)	$(2,008)	$(32,410)	$(1,833)	$(63,369)
Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$(68,782)	$100,132	$47,195	$25,343	$9,273
Discontinued operations	—	—	(10,225)	35,872	31,783
	$(68,782)	$100,132	$36,970	$61,215	$41,056
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$(3.94)	$5.18	$2.37	$1.24	$0.44
Discontinued operations	—	—	(0.51)	1.76	1.50
	$(3.94)	$5.18	$1.86	$3.00	$1.94
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$(3.94)	$4.71	$2.32	$1.22	$0.43
Discontinued operations	—	—	(0.50)	1.73	1.48
	$(3.94)	$4.71	$1.82	$2.95	$1.91
Statement of Cash Flows Data – provided by (used in):
Operating activities:
Continuing operations	$171,157	$191,382	$185,026	$81,487	$114,628
Discontinued operations	—	—	24,298	189,216	21,305
Investing activities:
Continuing operations	(158,384)	(224,358)	(130,768)	(138,629)	(174,810)
Discontinued operations	—	—	(8,502)	(7,665)	(157,146)
Financing activities:
Continuing operations	85,166	(57,175)	222,574	(247,528)	(25,277)
Discontinued operations	—	—	(14,017)	(12,919)	246,260
Effects of exchange rate changes on cash and cash equivalents:
Continuing operations	(2,113)	(3,101)	477	2,087	1,517
Discontinued operations	—	—	143	673	442
Capital expenditures of continuing operations	(295,930)	(360,637)	(195,901)	(239,350)	(165,264)
Balance Sheet Data (at period end):
Cash and cash equivalents, restricted cash, marketable securities and Title XI and construction reserve funds	$923,617	$786,644	$825,641	$493,786	$729,635
Total assets (3)	3,185,419	3,234,373	3,103,165	3,677,792	3,911,291
Long-term debt, less current portion (3)	1,034,859	823,723	821,166	645,437	708,032
Total SEACOR Holdings Inc. stockholders’ equity	1,270,820	1,399,494	1,400,852	1,713,654	1,789,607

______________________

(1)	Other primarily includes the operations of the Company's emergency and crisis services activities and its agricultural commodity trading and logistics activities.

(2)	Other principally includes gains and losses from debt extinguishment, marketable security, derivative and foreign currency transactions.

(3)
Effective December 31, 2015, the Company adopted new accounting standards regarding the presentation of deferred debt issuance costs and deferred tax liabilities and assets. As a result, the Company has reclassified previously reported amounts to conform with its December 31, 2015 presentation.

FORWARD-LOOKING STATEMENTS
Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the three years in the period ended December 31, 2015, and its financial condition as of December 31, 2015. Except for the historical information contained herein, this Annual Report on Form 10-K and other written and oral statements that the Company makes from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. Among the factors that could cause actual results to differ materially are those discussed in “Risks, Uncertainties and Other Factors That May Affect Future Results” in Item 1A of this Annual Report on Form 10-K. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes to its consolidated financial statements included in Part IV of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Company’s operations are divided into four main business segments – Offshore Marine Services, Inland River Services, Shipping Services and Illinois Corn Processing. The Company also has activities that are referred to and described under Other that primarily includes emergency and crisis services, lending and leasing activities and noncontrolling investments in various other businesses.
The Company reports a disposed business as discontinued operations when it has no continuing interest in the business. Discontinued operations includes the historical financial position, results of operations and cash flows of the operations reported as discontinued in Part IV "Note 18. Discontinued Operations" of this Annual Report on Form 10-K.
Consolidated Results of Operations
Consolidating segment tables for each period presented below is included in Part IV “Note 17. Major Customers and Segment Information” of this Annual Report on Form 10-K.
Offshore Marine Services
The market for offshore oil and gas drilling has historically been extremely cyclical. Demand for offshore support vessels tends to be linked to the price of oil and gas, which significantly impacts Offshore Marine Services’ customer exploration and drilling activity levels. Oil and gas prices tend to fluctuate based on many factors, including global economic activity, levels of reserves and production activity. Price levels for oil and gas can in themselves influence demand. In addition to the price of oil and gas, the availability of acreage, local tax incentives or disincentives, the advent of new drilling technologies, expectation regarding supply from new oil services, moratoriums and other regulatory actions, and requirements for maintaining interests in leases affect activity in the oil and gas industry. The cyclicality of the market is further exacerbated by a tendency in the industry to order capital assets as demand grows, often resulting in new capacity becoming available just as demand for oil and gas is peaking and activity is about to decline. Factors that influence the level of offshore exploration and drilling activities include:

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

Offshore oil and gas market conditions continued to deteriorate during 2015 as offshore drilling and associated activity declined in response to lower oil and gas prices. In the U.S. Gulf of Mexico, operating results for all vessel classes were negatively impacted as oil producing companies focused on cost reduction. Market conditions in international regions also weakened during 2015, although less pronounced in the Middle East where production activities were relatively strong. In light of the prolonged period of lower oil prices and expectations as to future prices and demand, Offshore Marine Services anticipates a continuation of weak customer exploration and drilling activity levels in 2016. This could have a material adverse effect on Offshore Marine Services' results of operations, financial position and cash flows.
Over the last several years, Offshore Marine Services has disposed of its old generation equipment while taking delivery of new vessels specifically designed to meet the changing requirements of the market. Since December 31, 2005, the average age of the fleet, excluding standby safety and wind farm utility vessels, has been reduced from 16 years to 13 years as of December 31, 2015. Offshore Marine Services entered 2016 with a diverse fleet and broad geographical distribution of vessels, which should minimize trading risk during the current unstable market. The Company's strong financial position should enable Offshore Marine Services to purchase, mobilize or upgrade vessels to meet changing market conditions.
Potential Spin-off of Offshore Marine Services
On December 1, 2015, SEACOR Marine Holdings Inc. (“SMH”), a subsidiary of SEACOR that is the parent company of the Offshore Marine Services business segment, issued $175.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due December 1, 2022 to investment funds managed and controlled by The Carlyle Group. The transaction contemplates the potential separation of SMH from the Company via a spin-off of SMH to SEACOR's shareholders (the "SMH Spin-off"). The Company is still considering whether or not to effect a SMH Spin-off and is under no obligation to do so. SEACOR continues to provide Offshore Marine Services administrative services and support business development initiatives and, if the SMH Spin-off were to occur, would likely continue to do so during a transition period for some time after a SMH Spin-off.
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
The aggregate cost of Offshore Marine Services' operations depends primarily on the size and asset mix of the fleet. Offshore Marine Services' operating costs and expenses are grouped into the following categories:

•	personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);

•	repairs and maintenance (primarily routine repairs and maintenance and main engine overhauls that are performed in accordance with planned maintenance programs);

•	drydocking (primarily the cost of regulatory drydockings performed in accordance with applicable regulations);

•	insurance and loss reserves (primarily the cost of Hull and Machinery and Protection and Indemnity insurance premiums and loss deductibles);

•	fuel, lubes and supplies;

•	leased-in equipment (includes the cost of leasing vessels from lessors under bareboat charter arrangements and leasing equipment employed on vessels);

•	brokered vessel activity (the cost of chartering-in third party vessels under time charter arrangements to fulfill a customer requirement that cannot be filled by a vessel in the Company's fleet); and

•	other (communication costs, expenses incurred in mobilizing vessels between geographic regions, third party ship management fees, freight expenses, customs and importation duties, and other).
The Company expenses drydocking, engine overhaul and vessel mobilization costs as incurred. If a disproportionate number of drydockings, overhauls or mobilizations are undertaken in a particular fiscal year or quarter, operating expenses may vary significantly when compared with the prior year or prior quarter.
During the year ended December 31, 2015, the Company recognized a $7.1 million impairment charge related to the suspended construction of two offshore support vessels and other equipment and a $13.4 million impairment charge related to Offshore Marine Services' goodwill. The Company also identified indicators of impairment for certain of its offshore support vessel classes operated by Offshore Marine Services as a result of continued weak market conditions from the decline in oil and gas prices. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. As a consequence, the Company estimated the undiscounted cash flows for those asset groups and determined that the carrying value of the long-lived assets would be recovered through the future operations of those asset groups. The preparation of the undiscounted cash flows required management to make certain estimates and assumptions on expected future rates per day worked and utilization levels of the vessel classes based on anticipated future offshore oil and gas exploration and production activity in the geographical regions where the Company operates. If difficult market conditions persist and an anticipated recovery is delayed beyond the Company's expectation, revisions to management's forecasts may result in the Company recording additional impairment charges related to its long-lived assets in future periods.
For the years ended December 31, the results of operations for Offshore Marine Services were as follows:

	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	118,751	32	229,859	43	275,027	48
Africa, primarily West Africa	57,252	16	70,841	14	65,156	12
Middle East	46,455	13	46,777	9	51,263	9
Brazil, Mexico, Central and South America	27,785	7	49,496	9	48,676	9
Europe, primarily North Sea	101,588	27	111,237	21	101,946	18
Asia	17,037	5	21,734	4	25,195	4
	368,868	100	529,944	100	567,263	100
Costs and Expenses:
Operating:
Personnel	150,606	41	188,284	36	190,059	34
Repairs and maintenance	36,371	10	49,304	9	50,854	9
Drydocking	17,781	5	38,625	7	46,944	8
Insurance and loss reserves	9,898	3	14,108	3	16,950	3
Fuel, lubes and supplies	20,762	5	28,723	5	30,252	5
Leased-in equipment	22,509	6	27,479	5	28,956	5
Brokered vessel activity	395	—	54	—	93	—
Other	17,650	5	18,515	4	17,937	3
	275,972	75	365,092	69	382,045	67
Administrative and general	53,085	14	58,353	11	60,279	11
Depreciation and amortization	61,729	17	64,615	12	65,424	12
	390,786	106	488,060	92	507,748	90
Gains (Losses) on Asset Dispositions and Impairments, Net	(17,017)	(5)	26,545	5	28,664	5
Operating Income (Loss)	(38,935)	(11)	68,429	13	88,179	15
Other Income (Expense):
Derivative gains (losses), net	(2,766)	—	(171)	—	83	—
Foreign currency losses, net	(27)	—	(1,375)	—	(2,209)	—
Other, net	261	—	14,671	3	3	—
Equity in Earnings of 50% or Less Owned Companies	8,757	2	10,468	2	13,522	2
Segment Profit (Loss)(1)	(32,710)	(9)	92,022	18	99,578	17
______________________

(1)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV "Note 12. Noncontrolling Interests in Subsidiaries" included in this Annual Report on Form 10-K.

Operating Revenues by Type. The table below sets forth, for the years indicated, operating revenues earned by type.

	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	111,892	30	218,270	41	262,303	46
Africa, primarily West Africa	53,724	15	66,198	12	61,449	11
Middle East	34,427	9	37,853	7	44,539	8
Brazil, Mexico, Central and South America	17,585	5	44,052	8	41,211	7
Europe, primarily North Sea	99,148	27	108,804	21	100,389	18
Asia	14,114	4	19,935	4	21,534	4
Total time charter	330,890	90	495,112	93	531,425	94
Bareboat charter	8,598	2	4,671	1	3,587	1
Brokered vessel activity	435	—	—	—	(2)	—
Other marine services	28,945	8	30,161	6	32,253	5
	368,868	100	529,944	100	567,263	100

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

	2015	2014	2013
Rates Per Day Worked:
Anchor handling towing supply	$27,761	$25,839	$26,539
Fast support	9,069	9,235	8,108
Mini-supply	5,709	6,708	7,814
Standby safety	10,293	10,819	9,945
Supply	15,580	17,685	16,585
Towing supply	8,569	9,253	9,548
Specialty	22,605	29,558	28,876
Liftboats	20,524	23,074	22,998
Overall Average Rates Per Day Worked (excluding wind farm utility)	13,659	15,275	14,370
Wind farm utility	2,482	2,607	2,303
Overall Average Rates Per Day Worked	10,079	12,011	11,609
Utilization:
Anchor handling towing supply	59%	80%	74%
Fast support	67%	75%	88%
Mini-supply	95%	91%	90%
Standby safety	84%	87%	88%
Supply	50%	80%	78%
Towing supply	90%	74%	86%
Specialty	60%	50%	53%
Overall Fleet Utilization (excluding liftboats and wind farm utility)	70%	80%	83%
Liftboats	28%	65%	72%
Overall Fleet Utilization (excluding wind farm utility)	64%	78%	81%
Wind farm utility	84%	90%	90%
Overall Fleet Utilization	69%	81%	83%
Available Days:
Anchor handling towing supply	5,475	5,998	6,205
Fast support	8,460	10,045	11,701
Mini-supply	1,460	1,799	2,298
Standby Safety	8,760	8,760	8,760
Supply	3,631	5,404	6,247
Towing supply	730	730	730
Specialty	1,095	1,095	1,327
Overall Fleet Available Days (excluding liftboats and wind farm utility)	29,611	33,831	37,268
Liftboats	5,475	5,475	6,158
Overall Fleet Available Days (excluding wind farm utility)	35,086	39,306	43,426
Wind farm utility	12,575	11,741	11,616
Overall Fleet Available Days	47,661	51,047	55,042

2015 compared with 2014
Operating Revenues. Operating revenues were $161.1 million lower in 2015 compared with 2014. Time charter revenues were $164.2 million lower in 2015 compared with 2014.
Excluding the contribution of the wind farm utility vessels, fleet utilization was 64% in 2015 compared with 78% in 2014 and average rates per day worked were $13,659 in 2015 compared with $15,275 in 2014, a decrease of $1,616 per day or 11%. The number of days available for charter was 35,086 in 2015 compared with 39,306 in 2014, a 4,220 day or 11% reduction.
In the U.S. Gulf of Mexico, time charter revenues were $106.4 million lower in 2015 compared with 2014 primarily due to a $50.9 million reduction from the liftboat fleet, a $27.2 million reduction from platform supply vessels and a $14.3 million reduction from anchor handling towing supply vessels. Time charter revenues were $74.2 million lower due to reduced utilization, of which $40.8 million was a consequence of cold-stacking vessels and $33.4 million for vessels in active service. In addition, time charter revenues were $24.3 million lower due to net fleet dispositions and $12.1 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. Time charter revenues were $4.2 million higher due to an increase in average day rates. As of December 31, 2015, the Company had 22 of 41 vessels cold-stacked in this region compared with one vessel as of December 31, 2014. Of the 22 vessels cold-stacked, eleven were liftboats.
In Africa, time charter revenues were $12.5 million lower in 2015 compared with 2014. Time charter revenues were $4.2 million lower due to reduced utilization, of which $1.8 million was a consequence of cold-stacking vessels and $2.4 million for vessels in active service, $6.4 million lower due to a decrease in average day rates and $3.1 million lower due to the repositioning of vessels between geographic regions. Time charter revenues were $1.2 million higher due to fleet additions. As of December 31, 2015, the Company had two vessels cold-stacked in the region compared with none as of December 31, 2014.
In the Middle East, time charter revenues were $3.4 million lower in 2015 compared with 2014. Time charter revenues were $4.8 million lower due to reduced utilization, of which $0.5 million was a consequence of cold-stacking one vessel and $4.3 million for vessels in active service, $3.7 million lower due to reduced average day rates and $1.1 million lower due to net fleet dispositions. Time charter revenues were $6.2 million higher due to the repositioning of vessels between geographic regions. As of December 31, 2015, the Company had one vessel cold-stacked in the region compared with none as of December 31, 2014.
In Brazil, Mexico, Central and South America, time charter revenues were $26.5 million lower in 2015 compared with 2014. Time charter revenues were $3.1 million lower due to reduced average day rates, $5.5 million lower due to fleet dispositions and $18.4 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. Time charter revenues were $0.5 million higher due to improved utilization. The number of days available for charter was 972 in 2015 compared with 1,999 in 2014, a decrease of 1,027 or 51%.
    In Europe, excluding wind farm utility vessels, time charter revenues were $6.6 million lower in 2015 compared with 2014. Time charter revenues were $2.9 million lower due to reduced utilization and $5.9 million lower due to unfavorable changes in currency exchange rates. Time charter revenues were $2.2 million higher due to improved average day rates. For the wind farm utility vessels, time charter revenues were $3.0 million lower. Time charter revenues were $3.2 million lower due to reduced utilization, $0.3 million lower due to reduced average day rates and $1.7 million lower due to unfavorable changes in currency exchange rates. Time charter revenues were $2.2 million higher due to fleet additions.
In Asia, time charter revenues were $5.8 million lower in 2015 compared with 2014. Time charter revenues were $3.2 million lower due to reduced utilization, of which $2.5 million was a consequence of cold-stacking one vessel and $0.7 million for vessels in active service, $2.3 million lower due to reduced average day rates and $0.3 million lower due to the repositioning of vessels between geographic regions. As of December 31, 2015, the Company had one vessel cold-stacked in the region compared with none as of December 31, 2014.
Other operating revenues were $3.1 million higher in 2015 compared with 2014 primarily due to an increase in bareboat charter revenue in Brazil, Mexico and Central and South America.
Operating Expenses. Operating expenses were $89.1 million lower in 2015 compared with 2014. On an overall basis, operating expenses were $30.6 million lower due to net fleet dispositions, $27.3 million lower due to the effect of cold-stacking vessels, $24.9 million lower for vessels in active service, $13.2 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $6.9 million higher due to the recognition of a charge for the Company’s share of a funding deficit arising from the March 2014 actuarial valuation of the Merchant Navy Ratings Pension Fund ("MNRPF").
Personnel costs were $14.4 million lower due to net fleet dispositions, $15.3 million lower due to the effect of cold-stacking vessels, $7.9 million lower for vessels in active service primarily due to favorable changes in currency exchange rates partially offset by increased seafarer compensation costs, $7.0 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $6.9 million higher due to the aforementioned recognition of a charge for the Company’s share of a funding deficit arising from the March 2014 actuarial valuation of the MNRPF. Repair and maintenance costs were $3.6 million lower due to net fleet dispositions, $3.3 million lower due to the effect of cold-stacking vessels, $1.9 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $4.1 million lower for vessels in active service primarily due to reduced expenditures in all geographic regions except West Africa and the Middle East. Drydocking expenses were $5.8 million lower due to the effect of cold-stacking vessels, $1.2 million lower due to fleet dispositions, $2.9 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $10.9 million lower for vessels in active service primarily due to reduced expenditures in all geographic regions except Europe. Insurance and loss reserves expenses were $1.6 million lower due to the effect of cold-stacking vessels, $0.9 million lower due to net fleet dispositions and $1.7 million lower for vessels in active service. Fuel, Lubes and Supplies expenses were $2.4 million lower due to the effect of cold-stacking vessels, $1.3 million lower due to net fleet dispositions, $1.2 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $3.1 million lower for vessels in active service. Leased-in equipment expenses were $5.0 million lower primarily due to an overall reduction in the number of leased-in vessels.
Administrative and General. Administrative and general expenses were $5.3 million lower in 2015 compared with 2014 primarily due to a reduction in shore side personnel costs and a provision for doubtful accounts in 2014.
Gains on Asset Dispositions. During 2015, the Company sold two offshore support vessels and other equipment for net proceeds of $15.7 million and gains of $0.9 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $2.6 million and recorded impairment charges of $20.5 million, of which $7.1 million was related to the suspended construction of two offshore support vessels, the removal from service of one leased-in offshore support vessel and other marine equipment spares, and $13.4 million was related to Offshore Marine Services' goodwill as a consequence of continuing difficult market conditions. During 2014, the Company sold 14 offshore support vessels and other equipment for net proceeds of $177.3 million and gains of $48.3 million, of which $13.5 million was recognized currently and $34.8 million was deferred. In addition, the Company recognized previously deferred gains of $13.0 million.
Operating Income. Excluding the impact of gains (losses) on asset dispositions and impairments, net, operating loss as a percentage of operating revenues was 6% in 2015 compared operating income as a percentage of operating revenues of 8% in 2014. The decrease was primarily due to lower time charter revenues and the $6.9 million charge for funding the deficit in the MNRPF, partially offset by reductions in drydocking expenses and daily running costs as a consequence of cold-stacking additional vessels.
Derivative losses, net. During 2015, derivative losses, net were primarily due to unrealized losses on equity options.
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
Excluding the contribution of the wind farm utility vessels, fleet utilization was 78% in 2014 compared with 81% in 2013, and average rates per day worked were $15,275 in 2014 compared with $14,370 in 2013, an increase of $905 per day or 6%. The number of days available for charter was 39,306 in 2014 compared with 43,426 in 2013, a 4,120 day or 9% reduction.
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
In Brazil, Mexico, Central and South America, time charter revenues were $2.8 million higher in 2014 compared with 2013. Time charter revenues were $7.3 million higher due to improved utilization, $1.9 million lower due to the repositioning of vessels between geographic regions and $2.6 million lower due to a decrease in average day rates.
In Europe, excluding wind farm utility vessels, time charter revenues were $6.3 million higher in 2014 compared with 2013. Time charter revenues were $2.1 million higher due to increased average day rates and $4.2 million higher due to favorable changes in currency exchange rates. For the wind farm utility vessels, time charter revenues were $2.2 million higher. Time charter revenues were $1.9 million higher due to improved average day rates, $1.2 million higher due to favorable changes in currency exchange rates, and $1.5 million higher due to net fleet additions. Time charter revenues were $0.7 million lower due to reduced utilization and $1.7 million lower due to the repositioning of vessels between geographic regions.
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
Inland River Services
The results of Inland River Services are primarily driven by its customers’ demand for inland river barge transportation equipment, which impacts prices, utilization and margins achieved. Factors that influence customer demand for equipment include:

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
Historically, activity levels for grain exports and non-grain imports are the key drivers in determining domestic dry-cargo barge freight rates. In 2015, the inland river dry-cargo barge market results were depressed primarily due to a decline in exports of corn, partially offset by higher soybean exports through the U.S. Gulf of Mexico. Overall exports through the U.S. Gulf of Mexico were down 4% with corn exports down 13% while soybean exports were up 5%. The strong U.S. dollar has caused the price of domestic crops to be uncompetitive compared to competing origins. Lower prices have also resulted in U.S. producers holding higher levels of inventory further reducing demand for transportation. Reduced imports of bulk dry commodities also had a negative impact on barge utilization. Fertilizer imports were down as a result of fewer corn acres planted and lower imported raw steel inputs as domestic mills struggled with weak demand and cheaper priced imports of finished steel. The weak pricing environment for barge freight was compounded by a continued increase in barge capacity. The domestic dry-cargo covered hopper fleet increased in 2015, the fourth year in a row the overall domestic fleet grew, through a combination of new construction and open hopper barge conversions to covered hopper barges. The Company believes the domestic fleet size of covered dry-cargo barges, including those on order, is considerably over 12,000, a portion of which has been idled as a consequence of weak demand for hauling freight.
At the end of 2015, the average age of Inland River Services' dry-cargo barge fleet on the U.S. Inland Waterways was nine years old, which the Company believes is among the youngest fleets operating on the U.S. Inland River Waterways system. Inland River Services believes that approximately 21% of the dry-cargo barge fleet operating on the U.S. Inland River Waterways is over 20 years old. Inland River Services believes the relatively young age of its dry cargo barge fleet enhances its availability and reliability, reduces downtime for repairs and obviates, for the immediate future, the necessity of replacement capital expenditures to maintain its fleet size and revenue generating capacity.
Internationally, dry-cargo barge freight rates are driven by customer demand of equipment to move grain, iron ore and other bulk commodities and the supply of equipment to meet the demand for services. Recently, Inland River Services has experienced downward pricing pressures on freight rates as the demand for equipment to move iron ore and agricultural products has softened while additional equipment has been placed into service.
The market for domestic liquid barge transportation continued to be driven by high refinery production and domestic demand for refined products during the first half of 2015. During the second half of 2015, high volumes of product inventories and significantly reduced crude oil prices had a negative impact on unit tow barge transportation rates and utilization.
The market for international liquid barge transportation has developed in Colombia with the largest equipment customer moving to a double hull standard in the region.
During 2015, the Company’s high-speed multi-modal liquid terminal facility ("Gateway Terminals") displayed its product diversity capability by handling both crude and ethanol. Currently the facility is under two three-year contracts for 100% of its capacity in ethanol service.
During 2015, the dry bulk terminal operation in St. Louis experienced a 50% increase in throughput tonnages compared with 2014. A significant portion of this was attributable to lower barge freight rates and strong demand for grain byproducts in the export market. General cargo continued strong throughout 2015, with steel coils and fertilizer exceeding volumes of 2014. Terminal operations entered into agreements to lease two new terminals: the Municipal River Terminal in the City of St. Louis; and the newly constructed South Harbor river terminal recently built by Americas Central Port in Madison, Illinois.
Inland River Services’ fleeting operations was impacted by lower barge volumes in and through St. Louis primarily as a consequence of weak export demand for grains. Liquid barge traffic was slower in 2015 than 2014 primarily due to lower volume coming from pipeline sources in the St. Louis area for loading to barge. High water experienced in the middle of 2015 caused slowdowns and loss of revenue for the upper Mississippi and disrupted traffic flows. This was followed by low water conditions.
Results of Operations
Fleet size, equipment utilization levels from volumes of product moved and margins earned are the key determinants of Inland River Services’ operating results and cash flows. Increased demand for inland river transportation equipment generally leads to higher barge freight rates earned while higher activity levels generally leads to higher barge logistics. Adverse river conditions caused by severe weather can reduce volumes of product moved and increase barge logistics costs. Margins earned are also impacted by the success, or lack thereof, of coordinating cargo movements to minimize the repositioning costs of empty barges.

The aggregate cost of Inland River Services' operations depends primarily on the size and mix of its fleet and the level of barge activity. Inland River Services' operating costs and expenses are grouped into the following categories:

•	barge logistics (primarily towing, switching, fleeting and cleaning costs);

•	personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);

•	repairs and maintenance (primarily repairs and maintenance on towboats, which are performed in accordance with planned maintenance programs);

•	insurance and loss reserves (primarily the cost of Hull and Machinery, Protection and Indemnity and Cargo insurance premiums and loss deductibles);

•	fuel, lubes and supplies;

•	leased-in equipment (includes the cost of leasing equipment, including bought-in freight and towboats); and

•	other (rail car logistics, property taxes, project costs and other).
During the year ended December 31, 2015, the Company identified indicators of impairment in its investment in SCFCo, at equity, as a result of continuing losses and the expectation of continuing weak market conditions on the Parana-Paraguay Waterway and, as a consequence, recognized a $21.5 million impairment charge for an other-than-temporary decline in the fair value of its investment.
For the years ended December 31, the results of operations for Inland River Services were as follows:

	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	228,019	99	252,013	100	213,661	99
Foreign	2,463	1	1,137	—	1,952	1
	230,482	100	253,150	100	215,613	100
Costs and Expenses:
Operating:
Barge logistics	91,452	40	108,705	43	80,501	37
Personnel	27,916	12	24,196	10	23,532	11
Repairs and maintenance	11,612	5	8,938	3	9,879	5
Insurance and loss reserves	3,831	2	4,071	2	3,715	2
Fuel, lubes and supplies	13,701	6	6,632	3	6,327	3
Leased-in equipment	7,864	3	10,886	4	16,105	7
Other	11,639	5	11,490	4	12,468	6
	168,015	73	174,918	69	152,527	71
Administrative and general	15,567	7	15,937	6	15,410	7
Depreciation and amortization	28,632	12	29,435	12	28,461	13
	212,214	92	220,290	87	196,398	91
Gains on Asset Dispositions	14,868	6	29,657	12	6,555	3
Operating Income	33,136	14	62,517	25	25,770	12
Other Income (Expense):
Derivative gains, net	294	—	—	—	—	—
Foreign currency losses, net	(3,726)	(1)	(3,335)	(1)	(167)	—
Other, net	—	—	(38)	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	(31,200)	(14)	6,673	2	(7,626)	(4)
Segment Profit (Loss)(1)	(1,496)	(1)	65,817	26	17,977	8
______________________

(1)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV "Note 12. Noncontrolling Interests in Subsidiaries" included in this Annual Report on Form 10-K.

Operating Revenues by Service Line. The following table presents, for the years indicated, operating revenues by service line.

	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Dry-cargo barge pools	125,038	54	145,125	57	95,756	44
Charter-out of dry-cargo barges	3,794	1	4,278	2	5,846	3
Liquid unit tow operation	33,978	15	37,453	15	37,408	17
10,000 barrel liquid tank barge operations	14,027	6	23,526	9	23,740	11
Terminal operations	22,657	10	18,225	7	18,234	9
Fleeting operations	15,549	7	17,394	7	18,907	9
Inland river towboat operations and other activities	15,439	7	7,149	3	15,722	7
	230,482	100	253,150	100	215,613	100
Dry Cargo Barge Pools Operating Data. The following table presents, for the years indicated, Inland River Services’ participation in tons moved and its available barge days in the dry cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	2015		2014		2013
	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	4,010	59	4,590	64	3,731	63
Non-Grain	2,783	41	2,604	36	2,193	37
	6,793	100	7,194	100	5,924	100

	Days		Days		Days
Available Barge Days	208,248		210,182		207,166
2015 compared with 2014
Operating Revenues. Operating revenues were $22.7 million lower in 2015 compared with 2014. Operating revenues were $20.1 million lower for the dry-cargo barge pools primarily due to lower export demand for corn and wheat as a consequence of higher world production and the strong U.S. dollar eroding U.S. market share. Operating revenues from the charter out of dry-cargo barges were $0.5 million lower primarily due to barges coming off charter and being placed in the dry-cargo pools. Operating revenues from the 10,000 barrel liquid tank barge operations were $9.5 million lower primarily due to the disposition of the equipment in August 2015. Operating revenues from the liquid unit tow operations were $3.5 million lower primarily due to higher out-of-service time and lower rates. Operating revenues from terminal operations were $4.4 million higher primarily due to increased throughput of steel tonnage. Operating revenues from fleeting operations were $1.8 million lower primarily due to poor river conditions and reduced demand for barge freight in the St. Louis harbor. Operating revenues from inland river towboat operations and other activities were $8.3 million higher primarily due to higher activity levels at the Company's machine shop, gear and engine, and barge and towboat repair facilities.
Operating Expenses. Operating expenses were $6.9 million lower in 2015 compared with the 2014. Barge logistic costs were $17.3 million lower primarily due to lower towing and switching costs in the dry-cargo barge pools as a result of lower rates and reduced volume and the impact of the disposition of the 10,000 barrel liquid tank barges. Personnel costs were $3.7 million higher primarily due to placing new towboats in service in the liquid unit tow operation. Repair and drydocking costs were $2.7 million higher primarily due to United States Coast Guard inspections and related repair cost for liquid tank barges and engine overhauls for two towboats. Fuel, lubes and supplies were $7.1 million higher primarily due to the completion of machine and repair services provided to third parties. Leased in equipment was $3.0 million lower primarily due to retuning two leased-in towboats to their owners.
Gains on Asset Dispositions. During 2015, the Company sold 35 10,000 barrel inland river tank barges, twelve inland river deck barges and other equipment, and sold and leased back four inland river towboats, for net proceeds of $81.5 million and gains of $17.7 million, of which $11.7 million were recognized currently and $6.0 million were deferred. In addition, the Company recognized previously deferred gains of $3.2 million. During 2014, the Company sold 80 dry cargo barges, five inland river towboats and other equipment for net proceeds of $70.4 million and gains of $33.9 million, of which $26.2 million were recognized currently and $7.7 million were deferred. In addition, the Company recognized previously deferred gains of $3.5 million.
Operating Income. Excluding the impact of gains on sale of asset dispositions, operating income as a percentage of operating revenues was 8% in 2015 compared with 13% in 2014. The decrease was primarily due to lower earnings from the dry-cargo barge pools as stated above.
Foreign currency gains (losses), net. Foreign currency losses in 2015 were primarily due to the weakening of the Colombian peso versus the U.S. dollar underlying certain intercompany lease obligations.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During 2015, the Company recognized $31.2 million of equity losses in 50% or less owned companies net of tax, primarily due to SCFCo. During the year ended December 31, 2015, the Company identified indicators of impairment in its investment in SCFCo, at equity, as a result of continuing losses and the expectation of continuing weak market conditions on the Parana-Paraguay Waterway and, as a consequence, recognized a $21.5 million impairment charge for an other-than-temporary decline in the fair value of its investment. In addition, SCFCo had equity in losses as a result of a termination of four long-term time charter contracts and continued weakness in the iron ore and grain markets. During 2014, the Company recognized $6.7 million of equity in earnings of 50% or less owned companies, net of tax, primarily due to the receipt of a termination payment following a customer's cancellation of four long-term time charter contracts in SCFCo. The Company recognized interest income (not a component of segment profit) of $4.1 million and $1.8 million during 2015 and 2014, respectively, on notes due from SCFCo.
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
Gains on Asset Dispositions. During 2014, the Company sold 80 dry cargo barges, five inland river towboats and other equipment for net proceeds of $70.4 million and gains of $33.9 million, of which $26.2 million were recognized currently and $7.7 million were deferred. In addition, the Company recognized previously deferred gains of $3.5 million. During 2013, the Company sold 16 dry cargo barges, eight 30,000 barrel inland river tank barges and other equipment for net proceeds of $30.1 million and gains of $6.6 million, of which $3.7 million were recognized currently and $2.9 million were deferred. In addition, the Company recognized previously deferred gains of $2.9 million.
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
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During 2014, the Company recognized $6.7 million of equity in earnings of 50% or less owned companies, net of tax, primarily due to the receipt of a termination payment following a customer's cancellation of four long-term time charter contracts in the Company's Argentinian 50% or less owned company. During 2013, the Company recognized $7.6 million of equity in losses of 50% or less owned companies, net of tax, primarily from losses relating to the structural failure of a terminal facility at the Port of Ibicuy, Argentina. The Company recognized interest income (not a component of segment profit) of $1.8 million and $0.3 million during 2014 and 2013, respectively, on notes due from its Argentinian 50% or less owned company.

Shipping Services
Demand for the Company’s U.S.-flag petroleum transportation services is dependent on several factors including the following:

•	the volume and location of domestic crude oil and petroleum production and associated refining activity levels in the United States;

•	the volume and location of domestic retail consumption of petroleum products and commercial consumption of crude oil, petroleum products and chemicals;

•	the impact of competition from domestic pipelines and railroads; and

•	the impact of competition from foreign sourced imports of crude oil, oil products and chemicals.
The number of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting crude or petroleum products has fluctuated in recent years as vessels have reached the end of their useful lives or have been retired due to the requirements of the Oil Pollution Act of 1990 and newly built vessels are placed into service. As of December 31, 2015, the Company believes that third parties have contracted to build approximately 14 U.S.-flag tank vessels with deliveries commencing in 2016 that could compete with Shipping Services’ equipment currently in service and under construction.
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

For the years ended December 31, the results of operations for Shipping Services were as follows:

	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	193,848	85	181,740	85	163,364	84
Foreign	33,294	15	32,576	15	30,820	16
	227,142	100	214,316	100	194,184	100
Costs and Expenses:
Operating:
Personnel	38,116	17	37,319	17	34,664	18
Repairs and maintenance	9,983	4	9,191	4	10,035	5
Drydocking	19,833	9	3,536	2	14,721	8
Insurance and loss reserves	3,988	2	4,029	2	3,785	2
Fuel, lubes and supplies	12,582	6	16,939	8	17,037	9
Leased-in equipment	23,390	10	22,108	11	18,531	9
Other	21,147	9	19,649	9	18,510	9
	129,039	57	112,771	53	117,283	60
Administrative and general	26,215	11	24,518	11	22,073	11
Depreciation and amortization	26,296	12	28,420	13	31,299	16
	181,550	80	165,709	77	170,655	87
Gains on Asset Dispositions and Impairments, Net	—	—	159	—	240	—
Operating Income	45,592	20	48,766	23	23,769	13
Other Income (Expense):
Foreign currency losses, net	(30)	—	(40)	—	(14)	—
Other, net	2,053	1	(3,630)	(2)	760	—
Equity in Losses of 50% or Less Owned Companies	(18,782)	(8)	(661)	—	(2,945)	(2)
Segment Profit(1)	28,833	13	44,435	21	21,570	11
______________________

(1)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV "Note 12. Noncontrolling Interests in Subsidiaries" included in this Annual Report on Form 10-K.
Operating Revenues by Line of Service. The table below sets forth, for the years indicated, operating revenues earned by line of service.

	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Petroleum transportation:
Time charter	72,343	32	58,621	27	46,693	24
Bareboat charter	34,690	15	34,690	16	34,689	18
Harbor towing and bunkering	78,025	34	81,055	38	76,539	39
Short-sea transportation	39,764	18	39,410	19	35,788	19
Technical management services	2,320	1	540	—	475	—
	227,142	100	214,316	100	194,184	100
2015 compared with 2014
Operating Revenues. Operating revenues were $12.8 million higher in 2015 compared with 2014. Operating revenues for petroleum transportation were $13.7 million higher primarily due to higher time charter rates for three U.S.-flag product tankers resulting in a $19.2 million increase partially offset by more out-of-service days for drydocking resulting in a $5.4 million decrease. Operating revenues for harbor towing and bunkering were $3.0 million lower primarily due to a reduction in fuel surcharges as a consequence of lower fuel prices and the termination of a time charter contract for one tug with Trailer Bridge, Inc. ("Trailer Bridge"), partially offset by an increase in harbor towing activities resulting from higher port traffic. Operating revenues for third party managed vessels were $1.8 million higher primarily due to management fees from SEA-Access LLC ("SEA-Access") and Trailer Bridge.
Operating Expenses. Operating expenses were $16.3 million higher in 2015 compared with 2014. Drydocking costs were $16.3 million higher primarily due to drydocking two U.S.-flag product tankers and higher drydocking costs for harbor tugs. Fuel, lube and supplies were $4.4 million lower as a result of lower fuel prices. Leased-in equipment expenses were $1.3 million higher primarily due to a full year impact of the sale and leaseback of one U.S.-flag product tanker. Other expenses were $1.5 million higher primarily due to a payment related to the early termination of a time charter contract for one U.S.-flag product tanker.
Administrative and General. Administrative and general expenses were $1.7 million higher in 2015 compared with 2014 primarily due to higher legal fees.
Depreciation and Amortization. Depreciation and amortization expenses were $2.1 million lower primarily due to the sale and leaseback of one U.S.-flag product tanker in 2014.
Operating Income. Operating income as a percentage of operating revenues was 20% in 2015 compared with 23% in 2014. The decrease was primarily due to higher drydocking costs for two U.S.-flag product tankers and harbor tugs.
Other, net. During 2015, the Company received $1.8 million for the early termination of a contract for two harbor tugs. During 2014, the Company expensed a $4.0 million non-refundable deposit upon the expiration of a new build construction option.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During 2015, equity in losses of 50% or less owned companies, net of tax, included $22.2 million of losses from Dorian. On December 21, 2015, Mr. Fabrikant, the Executive Chairman and Chief Executive Officer of SEACOR, resigned from Dorian's board of directors. As a consequence, the Company determined it no longer exercised significant influence over Dorian and marked its investment, at equity, to fair value resulting in a loss of $32.3 million, net of tax, which is included in equity in earnings (losses) of 50% or less owned companies. The equity losses from Dorian were partially offset by earnings of $3.7 million from SEA-Access. During 2014, equity in losses of 50% or less owned companies, net of tax, primarily included $7.2 million of losses from Trailer Bridge, partially offset by earnings of $6.0 million from Dorian, which included a gain of $4.4 million, net of tax, following the completion of equity offerings in which the Company did not participate. The Company recognized interest income (not a component of segment profit) of $9.4 million and $8.8 million during 2015 and 2014, respectively, on notes due from Trailer Bridge.
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
Gains on Asset Dispositions and Impairments, Net. During 2014, the Company sold two foreign-flag short-sea container/RORO vessels, real property and other equipment, and sold and leased back one U.S.-flag product tanker, for net proceeds of $41.0 million and gains of $29.0 million, of which $0.2 million were recognized currently and $28.8 million were deferred. During 2013, the Company sold eight harbor tugs and other equipment for net proceeds of $62.2 million and gains of $15.4 million, of which $3.2 million were recognized currently and $12.2 million were deferred. In addition, the Company recognized an impairment charge of $3.0 million related to two U.S.-flag harbor tugs while under construction, which were sold and leased back upon their completion.

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
Demand for ICP products in 2015 was strong particularly in the high quality and other alcohol markets. Fuel ethanol sales prices and margins were significantly lower in 2015 compared with 2014: however, fuel ethanol margins remained positive for most of 2015. By late 2015, fuel ethanol margins fell lower as ethanol production outpaced demand and ethanol inventory levels rose.
Demand for high quality alcohol products is dependent on several factors, including: the demand for consumer-driven products in which high quality alcohol is a component, such as food and beverage products, cleaning and laundry products, personal care products, cosmetics, and various industrial chemicals; U.S. economic conditions impacting such consumer demands; and the availability and cost of competitor products. Competition among producers is primarily based upon price, service and quality of product offered. ICP’s high quality alcohol products, typically sold at premiums to fuel ethanol, experienced strong demand throughout 2015.
Demand for other alcohol products is dependent upon several factors including the consumer demand for products overseas for which these alcohol products are used. In addition, demand is primarily impacted by factors affecting the cost competitiveness of U.S. produced alcohol compared with alcohol produced internationally. These factors include the relative cost of commodity feedstocks used to produce alcohol in the U.S. (primarily corn) and internationally (primarily sugar, small grains or molasses), as well as the relative strength of the U.S. dollar versus foreign currencies. Also influencing demand for other alcohol products sold domestically is the relative cost of producing alcohol in the U.S. from corn compared with the cost of synthetic alcohol. ICP’s other alcohol products, also typically sold at premiums to fuel ethanol, experienced strong demand in 2015.
Demand for fuel grade ethanol is dependent upon several factors including the Renewable Fuel Standard II, the federal regulatory ethanol blending mandate, which requires minimum levels of blending fuel ethanol into the U.S. gasoline supply, the cost competitiveness of U.S. produced ethanol compared to Brazilian produced ethanol, the relative cost of commodity feedstocks used to produce ethanol in the U.S. (primarily corn) and Brazil (primarily sugar), the relative strength of the U.S. dollar versus the Brazilian real, U.S. gasoline demand, and the price of U.S. wholesale gasoline. In 2015, fuel ethanol supply and demand in the U.S. were near equilibrium for must of the year resulting in positive but lower margins compared with 2014. As 2015 drew to a close, U.S. ethanol production outpaced demand resulting in rising ethanol inventory levels and depressed margins. The Company expects U.S. fuel ethanol margins to continue to experience downward pressure in early 2016.
Demand for Dried Distillers Grains with Solubles ("DDGS") is dependent upon several factors including global demand for animal feed, global production, availability of competing animal feed products, pricing for competing animal feed products and the relative strength of the U.S. dollar against foreign currencies.
Demand for Corn Oil is dependent upon several factors including demand for biodiesel, the continued existence of a federal tax credit provided for biodiesel blending and the availability and pricing of competing oils used in biodiesel production.
The availability and cost of corn has a significant impact on ICP’s results of operations. In any single year, the availability and price of corn is subject to factors such as changes in weather conditions, plantings, governmental policies, changes in demand, and global production of similar and competitive crops. In 2015, the input cost of corn continued to remain low.
Results of Operations
The profitability of ICP is significantly affected by the volume of product sold, plant utilization rates and commodity prices, in particular the spread between the input costs of corn and natural gas that ICP purchases compared with the output prices of alcohol and distillers grains that it sells.
For the years ended December 31, the results of operations for ICP were as follows:

	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	$ '000%		$ '000%		$ '000%
Operating Revenues:
United States	166,905	100	236,293	100	193,682	100
Costs and Expenses:
Operating	143,967	86	187,849	79	184,649	95
Administrative and general	2,307	1	2,177	1	2,031	1
Depreciation and amortization	3,902	3	4,119	2	5,797	3
	150,176	90	194,145	82	192,477	99
Operating Income	16,729	10	42,148	18	1,205	1
Other Income (Expense):
Derivative losses, net(1)	(1,251)	—	(3,777)	(2)	(2,078)	(1)
Other, net	4,112	2	660	—	—	—
Segment Profit (Loss)(2)	19,590	12	39,031	16	(873)	—
______________________

(1)
ICP routinely enters into exchange traded positions (primarily corn futures) to offset its net commodity market exposure on raw material and finished goods inventory balances. As of December 31, 2015, the net market exposure to corn under its contracts and its raw material and inventory balances was not material.

(2)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV "Note 12. Noncontrolling Interests in Subsidiaries" included in this Annual Report on Form 10-K.
Key Production and Sales Metrics. The table below sets forth, for the periods indicated, key production and sales metrics for Illinois Corn Processing:

	2015	2014	2013
Production Inputs:
Corn (average price per bushel)	$3.90	$4.35	$6.29

Production Output Sold:
Alcohol (gallons in thousands)	64,220	76,190	57,305
Dried Distiller’s Grains with Solubles ("DDGS") (tons)	214,453	236,060	196,129

Production Output Sales Price (excluding freight):
Alcohol (per gallon)	$1.82	$2.29	$2.40
Dried Distiller’s Grains with Solubles ("DDGS") (per ton)	$166.46	$200.37	$241.79
2015 compared with 2014
Operating Revenues. Operating revenues were $69.4 million lower in 2015 compared with 2014. Operating revenues from alcohol sales were $58.1 million lower primarily due to lower volumes sold and lower per unit pricing.
Segment Profit (Loss). Segment profit was $19.6 million in 2015 compared with $39.0 million in 2014. The decrease in segment profit was primarily attributable to lower profit margins on U.S. fuel ethanol sales partially offset by a $4.1 million gain from a business interruption insurance claim.
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
Other
For the years ended December 31, segment profit (loss) of the Company's Other activities was as follows:

	2015	2014	2013
	$ ’000	$ ’000	$ ’000
Emergency and crisis services	2,369	(11,086)	2,710
Other activities(1)(2)	(1,105)	(7,574)	994
	1,264	(18,660)	3,704
______________________

(1)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV "Note 12. Noncontrolling Interests in Subsidiaries" included in this Annual Report on Form 10-K.

(2)
The components of segment profit do not include interest income, which is a significant component of the Company's lending and leasing activities. Other activities recognized interest income of $3.9 million, $6.6 million and $4.8 million, during the years ended December 31, 2015, 2014 and 2013, respectively, primarily related to its lending and leasing portfolio.

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
Corporate and Eliminations

	2015	2014	2013
	$ ’000	$ ’000	$ ’000
Corporate Expenses	(36,317)	(46,166)	(38,392)
Other Income (Expense):
Derivative gains (losses), net	2,099	(224)	(6,538)
Foreign currency losses, net	(922)	(1,430)	(619)
Other, net	295	(71)	(189)
Corporate Expenses. Corporate expenses in 2014 included $5.4 million of separation payments and the acceleration of share awards following the retirement of certain executives and a $3.5 million impairment charge on a fixed wing aircraft sold in September 2014.
Derivative gains (losses), net. Derivative gains, net in 2015 were primarily due to gains on the mark-to-market of the Company's exchange option liability on subsidiary convertible senior notes. Derivative losses, net in 2013 were primarily due to losses from equity indices of $5.2 million and losses on forward exchange, option and future contracts of $1.1 million.
Foreign currency gains (losses), net. Foreign currency losses, net were primarily due to the strengthening of the U.S. dollar against the euro and the Norwegian kroner underlying certain of the Company's marketable securities and cash balances.
Other Income (Expense) not included in Segment Profit

	2015	2014	2013
	$’000	$’000	$’000
Interest income	20,020	19,662	15,467
Interest expense	(43,297)	(43,632)	(42,592)
Debt extinguishment losses, net	(28,497)	—	—
Marketable security gains (losses), net	(74)	28,760	5,803
	(51,848)	4,790	(21,322)

Interest income. Interest income was $0.4 million higher in 2015 compared with 2014 primarily due to higher interest from marketable securities and higher interest earned on advances to the Company's 50% or less owned companies in 2015 offset by lower interest from the receipt of a contingent payment on a note receivable in the Company's lending and leasing portfolio in 2014. Interest income was $4.2 million higher in 2014 compared with 2013 primarily due to higher interest earned on advances to the Company's 50% or less owned companies as well as the 2014 receipt of a contingent payment noted above.
Interest expense. Interest expense was $0.3 million lower in 2015 compared with 2014 primarily due to lower interest on Title XI debt retired in 2015 and higher capitalized interest, partially offset by higher interest from the issuance of the 3.75% Subsidiary Convertible Senior Notes and draws on the Sea-Vista Credit Facility in 2015. Interest expense was $1.0 million higher in 2014 compared with 2013 primarily due higher capitalized interest, partially offset by interest on the Company's 3.0% Convertible Senior Notes issued on November 13, 2013.
Debt extinguishment losses, net. In 2015, SEA-Vista redeemed its Title XI bonds for $99.9 million and recorded a $29.0 million loss on extinguishment of debt for the then unamortized debt discount, the make whole premium paid and certain other redemption costs. As a consequence of redeeming the bonds prior to their scheduled maturity, SEA-Vista was required to pay a make whole premium in the amount of $20.5 million. In addition, during 2015 the Company purchased $37.6 million in principal amount of its 7.375% Senior Notes for $37.9 million resulting in a loss on debt extinguishment of $0.6 million and purchased $65.5 million in principal amount of its 2.5% Convertible Senior Notes for $62.6 million resulting in gains on debt extinguishment of $1.1 million.
Marketable security gains (losses), net. In 2015, marketable security losses, net were due to losses on long marketable security positions of $4.3 million offset by gains on short marketable security positions of $4.2 million. In 2014, marketable security gains, net were due to gains on long marketable security positions of $26.9 million and gains on short marketable security positions of $1.9 million. In 2013, marketable security gains, net were due to gains on long marketable security positions of $8.2 million, partially offset by losses on short marketable security positions of $2.4 million.
Income Taxes
The Company’s effective income tax rate in 2015, 2014 and 2013 was 36.9%, 33.8% and 39.6%, respectively. See Part IV "Note 8. Income Taxes" included in this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments, and its obligations to repay debt. The Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for treasury, repurchase its outstanding notes or make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds and cash flows from operations. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.
The Company's capital commitments as of December 31, 2015 by year of expected payment were as follows (in thousands):

	2016	2017	2018	2019	Total
Shipping Services	$170,576	$22,640	$—	$—	$193,216
Offshore Marine Services	76,957	34,681	22,545	8,145	142,328
Inland River Services	29,773	27,936	—	—	57,709
Illinois Corn Processing	3,238	—	—	—	3,238
Other	29	—	—	—	29
	$280,573	$85,257	$22,545	$8,145	$396,520
Approximately $6.8 million of the capital commitments may be terminated without further liability other than the payment of liquidated damages of $0.8 million. Subsequent to December 31, 2015, the Company committed to purchase one offshore support vessel and other equipment for $15.6 million.

As of December 31, 2015, the Company had outstanding debt of $1,070.4 million, letters of credit totaling $33.6 million with various expiration dates through 2019 and other labor and performance guarantees totaling $2.2 million. The Company’s long-term debt maturities, assuming payments made on the first available put date, are as follows (in thousands):

2016	$35,531
2017	477,722
2018	24,318
2019	215,542
2020	394,742
Years subsequent to 2020	1,898
$1,149,753
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its 7.375% Senior Notes, 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and Common Stock (collectively the "Securities"), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On February 26, 2016, SEACOR's Board of Directors increased the Company's repurchase authority for the Securities to $200.0 million.
As of December 31, 2015, the Company held balances of cash, cash equivalents, marketable securities and construction reserve funds totaling $923.6 million. As of December 31, 2015, construction reserve funds of $255.4 million were classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company had $106.7 million available under subsidiary credit facilities.
Summary of Cash Flows

	2015	2014	2013
	$ ’000	$ ’000	$ ’000
Cash provided by or (used in):
Operating Activities - Continuing Operations	171,157	191,382	185,026
Operating Activities - Discontinued Operations	—	—	24,298
Investing Activities - Continuing Operations	(158,384)	(224,358)	(130,768)
Investing Activities - Discontinued Operations	—	—	(8,502)
Financing Activities - Continuing Operations	85,166	(57,175)	222,574
Financing Activities - Discontinued Operations	—	—	(14,017)
Effect of Exchange Rate Changes on Cash and Cash Equivalents - Continuing Operations	(2,113)	(3,101)	477
Effect of Exchange Rate Changes on Cash and Cash Equivalents - Discontinued Operations	—	—	143
Net Increase (Decrease) in Cash and Cash Equivalents	95,826	(93,252)	279,231

Operating Activities
Cash flows provided by operating activities decreased by $20.2 million during 2015 compared with 2014 and $17.9 million during 2014 compared with 2013. The components of cash flows provided by (used in) operating activities during the years ended December 31 were as follows:

	2015	2014	2013
	$ ’000	$ ’000	$ ’000
Operating income from continuing operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net	149,520	245,084	197,053
Operating income from discontinued operations before depreciation, amortization and gains on asset dispositions and impairments, net	—	—	6,163
Changes in operating assets and liabilities before interest and income taxes	10,812	(3,117)	16,529
Purchases of marketable securities	(72,080)	(15,810)	(7,387)
Proceeds from sales of marketable securities	91,333	6,802	12,791
Cash settlements on derivative transactions, net	359	(5,703)	(11,437)
Dividends received from 50% or less owned companies	15,249	9,290	9,490
Interest paid, excluding capitalized interest (1)	(23,957)	(24,719)	(32,388)
Income taxes paid, net of amounts refunded	(19,241)	(50,293)	(1,546)
Other	19,162	29,848	20,056
Total cash flows provided by operating activities	171,157	191,382	209,324
_____________________

(1)	During 2015, 2014 and 2013, capitalized interest paid and included in purchases of property and equipment was $18.5 million, $17.0 million and $6.5 million, respectively.
Operating income from continuing operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net decreased $95.6 million during 2015 compared with 2014 and increased $48.0 million in 2014 compared with 2013. See “Consolidated Results of Operations” included above for a discussion of the results for each of the Company’s business segments.
During 2015, cash provided by operating activities included $65.4 million to purchase marketable security long positions and $6.7 million to cover marketable security short positions. During 2015, cash provided by operating activities included $82.9 million received from the sale of marketable security long positions and $8.4 million received upon entering into marketable security short positions.
During 2014, cash provided by operating activities included $14.3 million to purchase marketable security long positions and $1.5 million to cover marketable security short positions. During 2014, cash provided by operating activities included $6.8 million received from the sale of marketable security long positions.
During 2013, cash provided by operating activities included $7.4 million to purchase marketable security long positions. During 2013, cash provided by operating activities included $12.8 million received from the sale of marketable security long positions.
Other cash flows provided by operating activities in 2014 include litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction.
Investing Activities
During 2015, net cash used in investing activities of continuing operations was $158.4 million primarily as follows:

•
Capital expenditures were $295.9 million, including $92.1 million of progress payments toward the construction of three U.S.-flag product tankers. Equipment deliveries included three fast support vessels, one supply vessel, two wind farm utility vessels, eight inland river 10,000 barrel liquid tank barges, four inland river specialty barges and nine inland river towboats.

•
The Company sold two offshore support vessels, 35 10,000 barrel inland river tank barges, twelve inland river deck barges, four inland river towboats, which were leased back, and other property and equipment for net proceeds of $97.2 million ($95.5 million in cash and $1.7 million in seller financing).

•
The Company made investments in, and advances to, 50% or less owned companies of $56.2 million including $18.0 million to SCFCo Holdings LLC ("SCFCo"), $15.7 million to Falcon Global LLC, $7.9 million to

Mantenimiento Express Maritimo, S.A.P.I. de C.V. ("MexMar"), $2.0 million to CLEANCOR Energy Solutions LLC ("Cleancor"), $1.4 million to SEACOR OSV Partners I LP ("OSV Partners"), and $1.0 million to SeaJon II LLC ("SeaJon II").

•
The Company received $61.5 million from its 50% or less owned companies, including $18.7 million from Trailer Bridge, $14.0 million from SCFCo, $15.0 million from MexMar, $8.3 million from SEA-Access, $3.0 million from Avion Pacific Limited ("Avion") and $2.0 million from Bunge-SCF Grain LLC.

•	The Company released restricted cash of $16.4 million in conjunction with the redemption of the Title XI bonds discussed below.

•	Construction reserve fund account transactions included withdrawals of $47.5 million and deposits of $34.5 million.

•	The Company utilized Title XI reserve funds of $9.6 million in conjunction with the redemption of the Title XI bonds discussed below.
During 2014, net cash used in investing activities of continuing operations was $224.4 million primarily as follows:

•
Capital expenditures were $360.6 million, including $161.0 million of progress payments toward the construction of three U.S.-flag product tankers. Equipment deliveries included three fast support vessels, two supply vessels, two wind farm utility vessels, 65 inland river dry-cargo barges, one inland river towboat and one foreign-flag short-sea container/RORO vessel.

•
The Company sold one anchor handling towing supply vessel, seven fast support vessels, four supply vessels, one liftboat, one wind farm utility vessel, 80 inland river dry-cargo barges, five inland river towboats, one U.S.-flag product tanker, two foreign-flag short-sea container/RORO vessels and other equipment for net proceeds of $300.1 million ($254.8 million in cash and $45.3 million in seller financing).

•
The Company made investments in, and advances to, 50% or less owned companies of $90.8 million including $43.2 million to SCFCo, $16.7 million to SEA-Access, $0.6 million to SeaJon II, $5.1 million to OSV Partners, $4.8 million to Cleancor, $3.0 million to Avion, $2.9 million to MexMar and $2.3 million to SeaJon LLC.

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

•	The Company received $18.3 million from its 50% or less owned companies.

•	The Company received net payments of $16.4 million on third party leases and notes receivable.

•	The Company released restricted cash of $15.3 million.

•	Construction reserve fund account transactions included withdrawals of $65.5 million and deposits of $131.6 million.

•	On June 6, 2013, the Company acquired a controlling interest in C-Lift LLC through its acquisition of its partner's interest for $11.1 million, net of cash acquired.
Financing Activities
During 2015, net cash provided by financing activities of continuing operations was $85.2 million. The Company:

•	purchased $37.6 million in principal amount of its 7.375% Senior Notes for $37.9 million;

•
purchased $65.5 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $62.6 million. Consideration of $59.6 million was allocated to the settlement of the long-term debt and $3.0 was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes.

•	redeemed its Title XI Bonds for $99.9 million, including a make whole premium payment in the amount of $20.5 million;

•	borrowed $230.0 million, incurred $3.1 million in issuance costs and repaid $20.0 million under the SEA-Vista Credit Facility;

•	issued $175.0 million of SMH 3.75% Convertible Senior Notes and incurred $6.4 million in issuance costs;

•	received advances of $4.9 million and made repayments of $8.8 million on Witt O'Brien's revolving credit facility;

•	made other scheduled payments on long-term debt and capital lease obligations of $7.1 million;

•	made net repayments under inventory financing arrangements of $2.7 million;

•	acquired for treasury 1,162,955 shares of Common Stock for an aggregate purchase price of $72.4 million; and

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

During 2013, net cash provided by financing activities of continuing operations was $222.6 million. The Company:

•	issued $230.0 million in principal amount of its 3.0% Convertible Senior Notes and incurred $6.3 million in issuance costs;

•	made scheduled payments on long-term debt and capital leases of $18.2 million;

•	had net borrowings on inventory financing arrangements of $1.5 million; and

•	received $20.0 million from share award plans.
Short and Long-Term Liquidity Requirements
The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program and debt service requirements, the Company believes that a combination of cash balances on hand, cash generated from operating activities, funding under existing subsidiary financing arrangements and access to the credit and capital markets will provide sufficient liquidity to meet its obligations. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company's sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to the credit and capital markets on acceptable terms. Management will continue to closely monitor the Company’s liquidity and the credit and capital markets.
Off-Balance Sheet Arrangements
On occasion, the Company and its partners will guarantee certain obligations on behalf of their 50% or less owned companies. As of December 31, 2015, the Company had the following guarantees in place:

•
The Company holds an interest in two international Offshore Marine Services' 50% or less owned companies that obtained bank debt to finance the acquisition of offshore support vessels from the Company. The debt is secured by, among other things, a first preferred mortgage on the vessels. The bank also has the authority to require the joint venture partners to fund uncalled capital commitments, as defined in the joint ventures’ partnership agreements. In such event, the Company would be required to contribute its allocable share of uncalled capital, which was $1.9 million, in the aggregate, as of December 31, 2015. The Company manages these vessels on behalf of the joint ventures and guarantees the outstanding charter receivables of one of the joint ventures if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of December 31, 2015, the Company’s contingent guarantee of the joint venture’s outstanding charter receivables was $0.7 million.

•
The Company is guarantor of 50% of the outstanding debt for two Offshore Marine Services' 50% or less owned companies that own offshore high speed catamaran fast support vessels. The amount of the guarantees decline as principal payments are made and will terminate when the debt is repaid. The guarantee also includes outstanding interest payable under interest rate swap agreements. The debt and interest rate swaps mature in 2019. As of December 31, 2015, the amount of the Company’s guarantee was $24.2 million.

•	The Company is guarantor of a construction contract for one Offshore Marine Services' 50% or less owned company. As of December 31, 2015 the amount of the Company's guarantee was $41.5 million.

•
The Company is guarantor of 50% of the outstanding debt for one of Shipping Services 50% or less owned company that owns a U.S.-flag articulated tug-barge, up to a maximum of $5.0 million. The debt matures in 2017. As of December 31, 2015, the amount of the Company’s guarantee was $5.0 million.

•	The Company issued two letters of credit totaling $14.5 million in support of one of the Company's 50% or less owned company's credit facility and certain of its performance guarantees.

Contractual Obligations and Commercial Commitments
The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2015 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Contractual Obligations:
Long-term Debt (including principal and interest)(1)	1,450,390	78,181	124,811	438,679	808,719
Capital Purchase Obligations(2)	396,520	280,573	107,802	8,145	—
Operating Leases(3)	365,037	64,260	142,579	90,660	67,538
Purchase Obligations(4)	16,193	13,894	1,346	953	—
Other(5)	1,846	1,583	54	38	171
	2,229,986	438,491	376,592	538,475	876,428
Other Commercial Commitments:
Joint Venture Guarantees(6)	73,363	44,656	11,269	17,438	—
Letters of Credit(6)	33,647	10,230	16,917	6,500	—
	107,010	54,886	28,186	23,938	—
	2,336,996	493,377	404,778	562,413	876,428
______________________

(1)	Estimated maturities and interest payments of the Company’s borrowings are based on contractual terms.

(2)
Capital purchase obligations represent commitments for the purchase of property and equipment. These commitments are not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2015 as the Company has not yet received the goods or taken title to the property.

(3)	Operating leases primarily include leases of vessels, barges, tankers and other property that have a remaining term in excess of one year.

(4)	These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by the Company’s vendors within a short period of time.

(5)	Other primarily includes deferred compensation arrangements, refundable deposits and statutorily defined severance obligations.

(6)	See “Off-Balance Sheet Arrangements” above.
Debt Securities and Credit Agreements
For a discussion of the Company's debt securities and credit agreements see "Note 7. Long-Term Debt" in the Company's "Notes to Consolidated Financial Statements."
Effects of Inflation
The Company’s operations expose it to the effects of inflation. In the event that inflation becomes a significant factor in the world economy, inflationary pressures could result in increased operating and financing costs.
Contingencies
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment, and response services by ORM during the Deepwater Horizon oil spill response and clean-up in the U.S. Gulf of Mexico. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig "Deepwater Horizon" in the U.S. Gulf of Mexico on April 20, 2010, MDL No. 2179 filed in the U.S. District Court for the Eastern District of Louisiana ("MDL"). The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action and pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL, discussed further below. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
On December 15, 2010, NRC, a subsidiary of the Company prior to the SES Business Transaction, and ORM were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The “B3” master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. On July 17, 2014, the Court issued a pretrial order that established a protocol for disclosures clarifying the basis for the “B3” claims asserted against the Clean-Up Responder Defendants, including ORM and NRC, in the MDL. Under this protocol, plaintiffs who satisfy certain criteria and believe they have specific evidence in support of their claims, including that any Clean-Up Responder Defendant(s) failed to act pursuant to the authority and direction of the federal government in conducting Deepwater Horizon oil spill remediation and clean-up operations, had to submit a sworn statement or face dismissal. Plaintiffs’ deadline to serve such sworn statements in support of their claims was September 22, 2014, with the exception of several Plaintiffs who were granted an extension until October 10, 2014. On November 14, 2014, the Clean-Up Responder Defendants and the Plaintiffs’ Steering Committee ("PSC") in the MDL submitted a joint report to the Court regarding claimants’ compliance with the pretrial order. In this joint report, the parties (i) explained how they complied with the notice requirements of the Court’s July 17, 2014 pretrial order, (ii) noted that they had received 102 sworn statements in connection with this pretrial order, and (iii) provided the Court with an assessment of the sworn statements received. An additional sworn statement was received after the joint report was submitted. On January 7, 2016, the Court issued an Order to Show Cause (“OSC”) as to the B3 claims against the Clean-Up Responder Defendants, including ORM and NRC. The OSC ordered any plaintiff(s) opposed to the Court entering the proposed Order & Reasons (“O&R”) attached to the OSC to show cause, in writing, on or before January 28, 2016 why the Court should not dismiss their B3 claim(s) with prejudice for the reasons set forth in the O&R. The O&R addressed the pending summary judgment motions and stated, among other things, why the Clean-Up Responder Defendants are entitled to derivative immunity under the Clean Water Act and discretionary function immunity under the Federal Tort Claims Act, and why plaintiffs’ claims are preempted by the implied conflict preemption doctrine. The O&R also discussed the results of the protocol delineated in the Court’s July 17, 2014 pretrial order and concluded with the dismissal of all but eleven plaintiffs’ B3 claims against the Clean-Up Responder Defendants with prejudice. Following the issuance of the OSC, ORM and NRC complied with the same notice requirements delineated in the July 17, 2014 pretrial order and, along with the PSC, submitted a joint certification to that effect on January 15, 2016. Eight individual plaintiffs submitted responses to the OSC by the January 28, 2016 deadline, and the Clean-Up Responder Defendants submitted a response thereto on February 4, 2016. On February 16, 2016, the Court issued an order overruling the objections relayed in the eight individual Plaintiffs’ responses to the OSC, and then entered a dismissal order nearly identical to the O&R. Accordingly, the final Order & Reasons entered on February 16, 2016 dismissed all but eleven B3 claims against ORM and NRC with prejudice, whether by joinder in the master complaint, individual complaint, or otherwise. The Company is evaluating how this ruling will impact the individual civil actions discussed below. Further, the Court will now determine next steps in connection with the remaining B3 claims, which include several individual civil actions discussed herein, including the Wunstell Action. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Subsequent to the filing of the referenced master complaint, ten additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. By court order, all of these additional individuals' cases have been stayed until further notice. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 13, 2011, the Company was named as a defendant in Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), an action in which plaintiff, a former employee, alleges sustaining personal injuries in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case was subject to the MDL Court’s stay of individual proceedings, the employee moved to sever his case from the MDL on July 16, 2012, which the Court denied on March 5, 2013. The employee filed a motion asking the Court to reconsider, which was denied on May 3, 2013, and the employee filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) on May 22, 2013. On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction, which was granted on August 16, 2013. The same Company employee has also brought a claim in the M/V Seacor Vanguard vessel’s limitation action in the MDL which relates to any actions that may have been taken by vessels owned by the Company to extinguish the fire. On October 20, 2014, the Company moved for summary judgment, seeking dismissal with prejudice of all of the Company employee’s claims in the MDL in light of the Court’s prior rulings. On May 22, 2015, the employee filed an opposition to the Company's motion as well as a motion to be recognized as an opt-out plaintiff or extend the opt-out deadline in connection with the below-referenced Medical Settlement, and on May 29, 2015, the Company filed a reply brief in further support of its motion. On June 10, 2015, the Court granted the Company's motion for summary judgment, dismissing all of the employee's claims against the Company and/or the M/V Seacor Vanguard with prejudice, and denied the employee's May 22, 2015 motion regarding his opt-out position in connection with the Medical Settlement. Final judgments for all of the employee's claims were issued by the Court on June 17, 2015, and the employee filed his Notice of Appeal on July 7, 2015. Following the docketing of the employee’s appeals with the Fifth Circuit, the Company filed a motion to consolidate these appeals, which was granted on August 21, 2015. The employee filed his appellant brief in the consolidated appeal on October 23, 2015, the Company submitted its appellee brief on November 25, 2015, and the employee filed his reply brief on January 4, 2016. Oral argument has been tentatively scheduled for the week of April 4, 2016. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that sought to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.), which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation (“Cameron”), Halliburton Energy Services, Inc., and M-I L.L.C. (“M-I”) also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively “Weatherford”) had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. The remainder of the aforementioned cross-claims in Transocean's limitation action remain pending, although the Court has found Cameron and M-I to be not liable in connection with the Deepwater Horizon incident and resultant oil spill and dismissed these parties from the MDL. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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
Under the direction of a court order, any funding deficit of the MNOPF is to be remedied through funding contributions from all participating current and former employers. Prior to 2013, the Company was invoiced and expensed $16.7 million for its allocated share of the then cumulative funding deficits, including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. During the year ended December 31, 2013, the Company was invoiced and expensed $2.7 million for its allocated share of an additional funding deficit based on an actuarial valuation of the MNOPF in 2012.
The cumulative funding deficits of the MNRPF were being recovered by additional annual contributions from current employers that were subject to adjustment following the results of tri-annual actuarial valuations. Prior to 2013, the Company was invoiced and expensed $0.4 million for its allocated share of the then cumulative funding deficits. On February 25, 2015, the High Court approved a new deficit contribution scheme whereby any funding deficit of the MNRPF is to be remedied through funding contributions from all participating current and former employers. Based on an actuarial valuation in 2014, the cumulative funding deficit of the MNRPF was $491.7 million (£325.0 million). On August 28, 2015, the Company was invoiced and recognized payroll related operating expenses of $6.9 million (£4.5 million) for its allocated share of the cumulative funding deficit, including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. The invoiced amounts are payable in four annual installments beginning in October of 2015.
Certain subsidiaries of the Company are participating employers in two industry-wide, multi-employer defined benefit pension plans and one industry-wide, multi-employer defined contribution plan: the American Maritime Officers Pension Plan (the "AMOPP" - EIN: 13-1936709); the Seafarers Pension Plan (the "SPP" - EIN: 13-6100329); and the American Maritime Officers Defined Contribution Plan (the "AMPDCP" - EIN: 27-1269640). The Company’s participation in these plans relates to certain employees of the Company’s Shipping Services business segment.
Under federal pension law, the AMOPP was deemed in critical status for the 2009 and 2010 plan years. The AMOPP was frozen in January 2010 and a ten year rehabilitation plan was adopted by the AMOPP trustees in February 2010 whereby benefit changes and increased contributions by participating employers were expected to improve the funded status of the AMOPP. The AMOPP was replaced by the AMO 401(k) Plan. On December 28, 2012, the AMOPP was elevated to endangered status primarily as a result of favorable investment performance and the rehabilitation plan adopted by the AMOPP trustees. Based on an actuarial valuation performed as of September 30, 2014, the latest period for which an actuarial valuation is available, if the Company chose to fully withdraw from the AMOPP at that time, its withdrawal liability would have been $39.9 million. That liability may change in future years based on various factors, primarily employee census. As of December 31, 2015, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
Related Party Transactions
The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Companies controlled by Mr. Fabrikant, the Executive Chairman and Chief Executive Officer of SEACOR, and trusts for the benefit of Mr. Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. In the years ended December 31, 2015, 2014 and 2013, Mr. Fabrikant and his affiliates earned $1.3 million, $1.7 million and $0.9 million, respectively, of net barge pool results (after payment of $0.1 million, $0.2 million and $0.2 million, respectively, in management fees to the Company). As of December 31, 2015 and 2014, the Company owed Mr. Fabrikant and his affiliates $0.6 million and $1.1 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates participate in the barge pools on the same terms and conditions as other pool participants who are unrelated to the Company.
ICP manufactures and sells certain non-ethanol alcohol finished goods to the noncontrolling interest partner in ICP. During the year ended December 31, 2012, the noncontrolling interest partner operated under a marketing agreement with ICP for non-ethanol alcohol production, which expired on January 1, 2013. During the year ended December 31, 2013, ICP continued to sell non-ethanol alcohol finished goods to the noncontrolling interest partner for resale purposes and also independently sold non-ethanol alcohol finished goods directly to unrelated third party customers. During the years ended December 31, 2015, 2014 and 2013, the Company sold $38.9 million, $36.3 million and $6.6 million, respectively to the noncontrolling interest partner. As of December 31, 2015 and 2014, ICP had accounts receivable of $2.4 million and $3.3 million from the noncontrolling interest partner. The noncontrolling interest partner has payment terms comparable to other ICP customers purchasing the same types of non-ethanol alcohol finished goods.
In December 2014 and January 2015, Mr. Fabrikant, Mr. Lorentzen, SEACOR's former CEO, and Mr. Gellert invested in newly formed limited liability companies that acquired limited partnership interests in SEACOR OSV Partners I LP (“OSV Partners”) from two limited partners of OSV Partners that are not affiliated with the Company and wished to dispose of their interests. Messrs. Fabrikant, Lorentzen and Gellert each invested $0.2 million in the aggregate in the newly formed limited liability companies and are committed to contribute additional capital to such companies if OSV Partners calls capital from its limited partners. The additional amounts Messrs. Fabrikant, Lorentzen and Gellert are committed to contribute are not material. The aggregate interests of OSV Partners acquired indirectly by Messrs. Fabrikant, Lorentzen and Gellert represents 1.7% of the limited partnership interests of OSV Partners. Certain subsidiaries of SEACOR own 30.4% of OSV Partners' limited partnership interests and the balance of such interests are owned by unaffiliated third parties. The general partner of OSV Partners is a joint venture managed by a subsidiary of SEACOR and an unaffiliated third party.
Mr. Fabrikant is also a director of Diamond Offshore Drilling, Inc. (“Diamond”), which is also a customer of the Company. The total amount earned from business conducted with Diamond did not exceed $5.0 million in any of the years ended December 31, 2015, 2014 and 2013.
Mr. Fabrikant is also a director of Era Group, which is also a customer of the Company. Furthermore, following the Era Spin-off, the Company has provided certain transition services to Era Group. The total amount earned from business conducted with Era, including transition services provided, did not exceed $5.0 million during the year ended December 31, 2015.
Critical Accounting Policies and Estimates
Basis of Consolidation. The consolidated financial statements include the accounts of SEACOR and its controlled subsidiaries. Control is generally deemed to exist if the Company has greater than 50% of the voting rights of a subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.
Noncontrolling interests in consolidated subsidiaries are included in the consolidated balance sheets as a separate component of equity. The Company reports consolidated net income inclusive of both the Company’s and the noncontrolling interests’ share, as well as the amounts of consolidated net income (loss) attributable to each of the Company and the noncontrolling interests. If a subsidiary is deconsolidated upon a change in control, any retained noncontrolled equity investment in the former controlled subsidiary is measured at fair value and a gain or loss is recognized in net income (loss) based on such fair value. If a subsidiary is consolidated upon a change in control, any previous noncontrolled equity investment in the subsidiary is measured at fair value and a gain or loss is recognized based on such fair value.

The Company employs the equity method of accounting for investments in 50% or less owned companies that it does not control but has the ability to exercise significant influence over the operating and financial policies of the business venture. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of a business venture but may exist when the Company's ownership percentage is less than 20%. In certain circumstances, the Company may have an economic interest in excess of 50% but may not control and consolidate the business venture. Conversely, the Company may have an economic interest less than 50% but may control and consolidate the business venture. The Company reports its investments in and advances to these business ventures in the accompanying consolidated balance sheets as investments, at equity, and advances to 50% or less owned companies. The Company reports its share of earnings or losses from investments in 50% or less owned companies in the accompanying consolidated statements of income (loss) as equity in earnings (losses) of 50% or less owned companies, net of tax.
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
The Company’s Shipping Services segment earns revenue from the time charter, bareboat charter and voyage charter of vessels, contracts of affreightment, ship assist services, transporting third party freight and ship management agreements with vessel owners. Under a time charter, Shipping Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Shipping Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charters and bareboat charters are recognized as services are provided. Voyage contracts are contracts to carry cargoes on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage contracts and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred. Ship assist services are provided by the Company's harbor towing fleet to docking and undocking vessels in various ports in the U.S. Gulf of Mexico and Atlantic Coast. Revenues from ship assist services are recognized as the services are performed.

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
Trade Receivables. Customers of Offshore Marine Services are primarily major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Customers of Inland River Services are primarily major agricultural companies, major integrated oil companies, iron ore producers and industrial companies. Customers of Shipping Services are primarily multinational oil and gas companies, refining companies, oil trading companies and large industrial consumers of crude and petroleum. Customers of ICP are primarily alcohol trading companies, industrial manufacturers, major agricultural companies, major integrated oil companies, and manufacturers in the food, beverage and household products industries. Customers of the Company's other business activities primarily include industrial companies and distributors. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.
Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of income (loss) as derivative losses, net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying consolidated statements of income (loss) as derivative losses, net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s 50% or less owned companies are also reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage, with reclassifications and ineffective portions being included in equity in earnings (losses) of 50% or less owned companies, net of tax, in the accompanying consolidated statements of income (loss).
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
As of December 31, 2015, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

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
Impairment of Long-Lived Assets. Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the carrying values of the assets are reduced to fair value. The Company performs its testing on an asset or asset group based on the lowest level for which identifiable cash flows are available. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. An annual review is performed to consider, among other things, whether the carrying value of the investment is able to be recovered and whether or not the investee’s ability to sustain an earnings capacity would justify the carrying value of the investment. When the Company determines its investment in the 50% or less owned company is not recoverable and the decline is other-than-temporary, the investment is written down to fair value. Actual results may vary from the Company's estimates due to the uncertainty regarding the projected financial performance of 50% or less owned companies, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the 50% or less owned company.
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results.
Business Combinations. The Company recognizes, with certain exceptions, 100% of the fair value of assets acquired, liabilities assumed, and noncontrolling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as are certain acquisition-related restructuring costs if the criteria related to exit or disposal cost obligations are met as of the acquisition date. Acquisition-related transaction costs are expensed as incurred and any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of income (loss) from the date of acquisition.
Income Taxes. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general, respectively, in the accompanying consolidated statements of income (loss). The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies that are not designated as fair value hedges. As of December 31, 2015, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $2.3 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Brazil, Mexico, Central and South America, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. An adverse change of 10% in the underlying foreign currency exchange rates would reduce income by $0.1 million, net of tax.
As of December 31, 2015, a subsidiary of the Company whose functional currency is the pound sterling has long-term debt of €22.9 million (£16.8 million). A 10% strengthening in the exchange rate of the Euro against the pound sterling as of December 31, 2015 would result in foreign currency losses of $1.6 million, net of tax.
As of December 31, 2015, a subsidiary of the Company whose functional currency is the pound sterling had an intercompany note payable of $3.3 million (£2.2 million). A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2015 would result in foreign currency losses of $0.2 million, net of tax.
As of December 31, 2015, a subsidiary of the Company whose functional currency is the pound sterling had an intercompany note receivable of $0.6 million (£0.4 million). A 10% strengthening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2015 would result in foreign currency losses of $0.1 million, net of tax.
As of December 31, 2015, a subsidiary of the Company whose functional currency is the Colombian peso had intercompany note payable and capital lease obligations of $24.2 million (76.8 billion Colombian pesos). A 10% weakening in the exchange rate of the Colombian peso against the U.S. dollar as of December 31, 2015 would result in foreign currency losses of $1.7 million, net of tax.
The Company has foreign currency exchange risks related to its operations where its functional currency is the pound sterling, primarily related to vessel operations that are conducted from ports located in the United Kingdom. Net consolidated assets of £40.8 million ($60.2 million) are included in the Company’s consolidated balance sheets as of December 31, 2015. A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2015, would increase other comprehensive loss by $3.9 million, net of tax, due to translation.
The Company has foreign currency exchange risks related to its operations where its functional currency is the Colombian peso, primarily related to barge operations that are conducted on rivers located in Colombia. Net consolidated liabilities of 22.1 billion Colombian pesos ($7.0 million) are included in the Company’s consolidated balance sheets as of December 31, 2015. A 10% strengthening in the exchange rate of the Colombian peso against the U.S. dollar as of December 31, 2015, would increase other comprehensive loss by $0.5 million, net of tax, due to translation.
As of December 31, 2015, the Company held marketable securities with a fair value of $138.2 million consisting of equity and debt securities. The Company’s investment in these securities primarily includes positions in energy, marine, transportation and other related businesses. A 10% decline in the value of the Company’s investments in marketable securities as of December 31, 2015 would reduce income by $9.0 million, net of tax.
As of December 31, 2015, the Company held positions in short sales of marketable equity securities with a fair value of $4.8 million. The Company’s short sales of marketable equity securities primarily include positions in energy, marine, transportation and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of December 31, 2015 would reduce income by $0.3 million, net of tax.
The Company held positions in publicly traded equity options that may convey to the Company a right or obligation to engage in a future transaction with respect to the underlying equity security. The Company’s investment in equity options primarily includes positions in energy, marine, transportation and other related businesses. These investments have short-term maturities and their market values fluctuate based on changes in the price and volatility of the underlying security, the strike price of the option and the time to expiration. As of December 31, 2015, the Company had a liability of $4.0 million having marked to market its positions in these publicly traded equity options.
The Company’s outstanding debt is primarily in fixed interest rate instruments. Although the fair value of these debt instruments will vary with changes in interest rates, the Company’s operations are not significantly affected by interest rate fluctuations. As of December 31, 2015, the Company had variable rate debt instruments (due 2016 through 2023) totaling $245.0 million that calls for the Company to pay interest based on LIBOR or Euribor plus applicable margins. The interest rates reset either monthly or quarterly. As of December 31, 2015, the average interest rate on these variable rate borrowings was 2.80%.

As of December 31, 2015, the Company had an interest rate swap agreement with an amortized notional value of $6.1 million. This agreement calls for the Company to pay a fixed interest rate of 3.0% and receive interest payments based on Euribor. As of December 31, 2015, the Company had a liability of $0.2 million having marked to market the position in this interest rate swap agreement.
The Company enters and settles positions in various exchange traded commodity swap, option and future contracts. ICP enters into exchange traded positions (primarily corn, ethanol and natural gas) to protect its raw material and finished goods inventory balances from market changes. As of December 31, 2015, the fair value of these exchange commodity contracts was a liability of $0.5 million, net.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes are included in Part IV of this Form 10-K and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Set forth in Part IV of this Annual Report and incorporated herein by reference is the Report of Independent Registered Certified Public Accounting Firm on Internal Control over Financial Reporting.
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2015. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.
The Company’s disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.
Management's Annual Report on Internal Control Over Financial Reporting
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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2015 based on the framework set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on the specified criteria.
The Company’s internal control over financial reporting as of December 31, 2015 has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered certified public accounting firm, as stated in their report herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
2.1*
Distribution Agreement dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on February 1, 2013).

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
4.1*
Supplemental Indenture dated September 24, 2009, between SEACOR Holdings Inc. and U.S. Bank, National Association, as trustee (including therein Form of Global Note 7.375% Senior Notes Due 2019) (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on September 24, 2009).

4.2*
Indenture dated as of December 11, 2012, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 2.5% Convertible Senior Notes Due 2027) (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 originally filed with the Commission on February 28, 2013 and as amended and filed with the Commission on May 6, 2013).

4.3*
Indenture dated as of November 13, 2013, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 3.00% Convertible Senior Notes due 2028) (incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Commission on March 3, 2014).

4.4
Note Purchase Agreement dated as of November 30, 2015, by and among SEACOR Marine Holdings Inc. and the Purchasers Identified on Schedule A thereto (including therein the form of SEACOR Marine Holdings Inc. 3.75% Convertible Senior Notes due 2022 (the "Subsidiary Convertible Senior Notes")).

4.5	Investment Agreement dated November 30, 2015, by and among SEACOR Holdings Inc., SEACOR Marine Holdings Inc. and the Investors named therein.
4.6	Exchange Agreement dated November 30, 2015, by and among SEACOR Marine Holdings Inc., SEACOR Holdings Inc. and the holders of the Subsidiary Convertible Senior Notes from time-to-time party thereto.
4.7	Registration Rights Agreement dated November 30, 2015, by and among SEACOR Marine Holdings Inc. and the holders of the Subsidiary Convertible Senior Notes from time-to-time party thereto.
4.8	Registration Rights Agreement dated November 30, 2015, by and among SEACOR Holdings Inc. and the holders of the Subsidiary Convertible Senior Notes from time-to-time party thereto.
10.1*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).
10.2*
License Agreement dated December 19, 1996, between SEACOR Holdings Inc., certain subsidiaries of SEACOR Holdings Inc. and Smit Intenationale N.V. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

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

10.7*+	SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 13, 2007).
10.8*+
Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.9*+
Form of Stock Option Grant Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.10*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).
10.11*+
SEACOR Holdings Inc. 2009 Employee Stock Purchase Plan effective March 11, 2009 (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.12*+
SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through March 11, 2009) (incorporated herein by reference to Appendix B of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.13*+
Form of Restricted Stock Grant Agreement Pursuant to the SEACOR Holdings Inc. Amended 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Commission on February 25, 2011).

10.14*+
SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through April 23, 2012) (incorporated herein by reference to Appendix A of the Company's Proxy Statement on DEF 14-A filed with the Commission on April 30, 2012).

10.15*+
Form of Stock Option Grant Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. Amended 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on March 6, 2013).

10.16*
Form of Indemnification Agreement for Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on July 10, 2013).

10.17*
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

10.18*
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

10.19*
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

10.20*
Amended and Restated Transition Services Agreement dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the commission on February 1, 2013).

10.21*
Tax Matters Agreement dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the commission on February 1, 2013).

10.22*
Employee Matters Agreement, dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the commission on February 1, 2013).

10.23*+	SEACOR Holdings Inc. Management Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 10, 2014).
10.24*+	SEACOR Holdings Inc. 2014 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 10, 2014).
10.25*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014).
10.26*+	Form of Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014).
10.27*+
Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2014).

10.28*
Credit Agreement dated as of April 15, 2015 among SEA-Vista I LLC, as Borrower, the Lenders from time to time parties thereto, JP Morgan Chase Bank, N.A., as Swingline Lender, JPMorgan Chase Bank, N.A., as Administrative Agent and Security Trustee for the Lenders, and JPMorgan Chase Bank, N.A., as issuing bank of the Letters of Credit (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the second quarter ended June 30, 2015 and filed with the Commission on July 29, 2015).

10.29+	Separation and Consulting Agreement dated January 27, 2016, by and between Paul Robinson and SEACOR Holdings Inc.
10.30+	Compensation Arrangements for the Executive Officers.
10.31+	Compensation of Non-Employee Directors.
21.1	List of Registrant’s Subsidiaries.
23.1	Consent of Independent Registered Certified Public Accounting Firm.
31.1	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2015, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

By:	/s/ MATTHEW CENAC
Matthew Cenac, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ MATTHEW CENAC	Executive Vice President and	February 29, 2016
Matthew Cenac	Chief Financial Officer (Principal Financial Officer)
/s/ BRUCE WEINS	Senior Vice President and	February 29, 2016
Bruce Weins	Chief Accounting Officer (Principal Accounting Officer)
/s/ CHARLES FABRIKANT	Executive Chairman, Chief Executive Officer and Director	February 29, 2016
Charles Fabrikant	(Principal Executive Officer)
/s/ OIVIND LORENTZEN	Vice Chairman and Director	February 29, 2016
Oivind Lorentzen
/s/ DAVID BERZ	Director	February 29, 2016
David Berz
/s/ PIERRE DE DEMANDOLX	Director	February 29, 2016
Pierre De Demandolx
/s/ ANDREW R. MORSE	Director	February 29, 2016
Andrew R. Morse
/s/ CHRISTOPHER REGAN	Director	February 29, 2016
Christopher Regan
/s/ DAVID SCHIZER	Director	February 29, 2016
David Schizer
/s/ STEVEN J. WISCH	Director	February 29, 2016
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

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of SEACOR Holdings Inc.
We have audited SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SEACOR Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, SEACOR Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SEACOR Holdings Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2015 of SEACOR Holdings Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boca Raton, Florida
February 29, 2016

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of SEACOR Holdings Inc.
We have audited the accompanying consolidated balance sheets of SEACOR Holdings Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEACOR Holdings Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boca Raton, Florida
February 29, 2016

SEACOR HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$530,009	$434,183
Restricted cash	—	16,435
Marketable securities	138,200	58,004
Receivables:
Trade, net of allowance for doubtful accounts of $2,483 and $3,162 in 2015 and 2014, respectively	159,076	225,242
Other	27,217	67,745
Inventories	24,768	22,783
Prepaid expenses and other	8,627	9,011
Total current assets	887,897	833,403
Property and Equipment:
Historical cost	2,123,201	2,086,957
Accumulated depreciation	(994,181)	(902,284)
	1,129,020	1,184,673
Construction in progress	454,605	318,000
Net property and equipment	1,583,625	1,502,673
Investments, at Equity, and Advances to 50% or Less Owned Companies	331,103	484,157
Construction Reserve Funds & Title XI Reserve Funds	255,408	278,022
Goodwill	52,340	62,759
Intangible Assets, Net	26,392	32,727
Other Assets	48,654	40,632
	$3,185,419	$3,234,373
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$35,531	$48,499
Accounts payable and accrued expenses	71,952	103,760
Accrued wages and benefits	21,938	31,821
Accrued interest	5,774	5,809
Accrued income taxes	5,801	6,800
Short sales of marketable securities	4,827	7,339
Accrued capital, repair and maintenance expenditures	11,585	12,837
Deferred revenues	6,953	6,794
Other current liabilities	35,799	38,064
Total current liabilities	200,160	261,723
Long-Term Debt	1,034,859	823,723
Exchange Option Liability on Subsidiary Convertible Senior Notes	5,611	—
Deferred Income Taxes	389,988	442,776
Deferred Gains and Other Liabilities	163,862	188,664
Total liabilities	1,794,480	1,716,886
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 37,684,829 and 37,505,843 shares issued in 2015 and 2014, respectively	377	375
Additional paid-in capital	1,505,942	1,490,698
Retained earnings	1,126,620	1,195,402
Shares held in treasury of 20,529,929 and 19,365,716 in 2015 and 2014, respectively, at cost	(1,356,499)	(1,283,476)
Accumulated other comprehensive loss, net of tax	(5,620)	(3,505)
	1,270,820	1,399,494
Noncontrolling interests in subsidiaries	120,119	117,993
Total equity	1,390,939	1,517,487
	$3,185,419	$3,234,373

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share data)

	For the years ended December 31,
	2015	2014	2013
Operating Revenues	$1,054,736	$1,319,394	$1,247,272
Costs and Expenses:
Operating	748,605	909,372	908,871
Administrative and general	156,611	164,938	141,348
Depreciation and amortization	125,987	131,819	134,518
	1,031,203	1,206,129	1,184,737
Gains (Losses) on Asset Dispositions and Impairments, Net	(2,408)	51,978	37,507
Operating Income	21,125	165,243	100,042
Other Income (Expense):
Interest income	20,020	19,662	15,467
Interest expense	(43,297)	(43,632)	(42,592)
Debt extinguishment losses, net	(28,497)	—	—
Marketable security gains (losses), net	(74)	28,760	5,803
Derivative losses, net	(2,096)	(3,902)	(8,323)
Foreign currency losses, net	(4,752)	(6,335)	(3,351)
Other, net	6,773	3,439	586
	(51,923)	(2,008)	(32,410)
Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	(30,798)	163,235	67,632
Income Tax Expense (Benefit):
Current	26,568	72,261	16,176
Deferred	(37,930)	(17,064)	10,571
	(11,362)	55,197	26,747
Income (Loss) from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(19,436)	108,038	40,885
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(40,414)	16,309	7,264
Income (Loss) from Continuing Operations	(59,850)	124,347	48,149
Loss from Discontinued Operations, Net of Tax	—	—	(10,325)
Net Income (Loss)	(59,850)	124,347	37,824
Net Income attributable to Noncontrolling Interests in Subsidiaries	8,932	24,215	854
Net Income (Loss) attributable to SEACOR Holdings Inc.	$(68,782)	$100,132	$36,970

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$(68,782)	$100,132	$47,195
Discontinued operations	—	—	(10,225)
	$(68,782)	$100,132	$36,970

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$(3.94)	$5.18	$2.37
Discontinued operations	—	—	(0.51)
	$(3.94)	$5.18	$1.86
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$(3.94)	$4.71	$2.32
Discontinued operations	—	—	(0.50)
	$(3.94)	$4.71	$1.82
Weighted Average Common Shares Outstanding:
Basic	17,446,137	19,336,280	19,893,954
Diluted	17,446,137	25,765,325	20,293,287

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2015	2014	2013
Net Income (Loss)	$(59,850)	$124,347	$37,824
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	(3,592)	(4,265)	859
Reclassification of foreign currency translation (gains) losses to foreign currency losses, net	21	(165)	(222)
Derivative gains (losses) on cash flow hedges	(1,304)	(140)	109
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	1,150	511	622
Other	42	28	17
	(3,683)	(4,031)	1,385
Income tax benefit (expense)	1,139	1,245	(457)
	(2,544)	(2,786)	928
Comprehensive Income (Loss)	(62,394)	121,561	38,752
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	8,503	23,742	933
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	$(70,897)	$97,819	$37,819

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Year Ended December 31, 2012	$367	$1,330,324	$1,473,509	$(1,088,560)	$(1,986)	$29,021	$1,742,675
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,770	—	—	1,770
Exercise of stock options	3	18,222	—	—	—	—	18,225
Director stock awards	—	210	—	—	—	—	210
Restricted stock and restricted stock units	2	(24)	—	135	—	—	113
Issuance of conversion option in convertible debt, net of tax	—	30,652	—	—	—	—	30,652
Distribution of Era Group stock to shareholders	—	—	(415,209)	—	(55)	(107)	(415,371)
Share award settlements for Era Group employees and directors	—	(631)	—	—	—	—	(631)
Amortization of share awards	—	14,304	—	—	—	—	14,304
Cancellation of restricted stock	—	1,564	—	(1,564)	—	—	—
Disposition of subsidiary with noncontrolling interests	—	—	—	—	—	(1,125)	(1,125)
Issuance of noncontrolling interests	—	—	—	—	—	40	40
Distributions to noncontrolling interests	—	—	—	—	—	(4,186)	(4,186)
Net Income	—	—	36,970	—	—	854	37,824
Other comprehensive income	—	—	—	—	849	79	928
Year Ended December 31, 2013	372	1,394,621	1,095,270	(1,088,219)	(1,192)	24,576	1,425,428
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,165	—	—	2,165
Exercise of stock options	1	6,874	—	—	—	—	6,875
Director stock awards	—	210	—	—	—	—	210
Restricted stock and restricted stock units	2	199	—	21	—	—	222
Purchase of treasury shares	—	—	—	(197,336)	—	—	(197,336)
Amortization of share awards	—	15,119	—	—	—	—	15,119
Cancellation of restricted stock	—	107	—	(107)	—	—	—
Purchase of subsidiary shares from noncontrolling interests, net of tax	—	(1,242)	—	—	—	(1,868)	(3,110)
Issuance of noncontrolling interests	—	74,810	—	—	—	77,613	152,423
Distributions to noncontrolling interests	—	—	—	—	—	(6,070)	(6,070)
Net Income	—	—	100,132	—	—	24,215	124,347
Other comprehensive loss	—	—	—	—	(2,313)	(473)	(2,786)
Year Ended December 31, 2014	375	1,490,698	1,195,402	(1,283,476)	(3,505)	117,993	1,517,487

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued) (in thousands)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,298	—	—	2,298
Exercise of stock options	1	1,947	—	—	—	—	1,948
Director stock awards	—	234	—	—	—	—	234
Restricted stock and restricted stock units	1	(145)	—	21	—	—	(123)
Purchase of conversion option in convertible debt, net of tax	—	(1,938)	—	—	—	—	(1,938)
Purchase of treasury shares	—	—	—	(75,342)	—	—	(75,342)
Amortization of share awards	—	14,649	—	—	—	—	14,649
Purchase of subsidiary shares from noncontrolling interests, net of tax	—	497	—	—	—	—	497
Disposition of subsidiary with noncontrolling interests	—	—	—	—	—	(1,578)	(1,578)
Issuance of noncontrolling interests	—	—	—	—	—	400	400
Distributions paid to noncontrolling interests	—	—	—	—	—	(5,199)	(5,199)
Net Income (Loss)	—	—	(68,782)	—	—	8,932	(59,850)
Other comprehensive loss	—	—	—	—	(2,115)	(429)	(2,544)
Year Ended December 31, 2015	$377	$1,505,942	$1,126,620	$(1,356,499)	$(5,620)	$120,119	$1,390,939

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the years ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities of Continuing Operations:
Income (Loss) from Continuing Operations	$(59,850)	$124,347	$48,149
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	125,987	131,819	134,518
Amortization of deferred gains on sale and leaseback transactions	(22,521)	(18,847)	(10,687)
Debt discount and issuance cost amortization, net	19,785	18,542	12,418
Amortization of share awards	14,649	15,119	14,304
Director stock awards	242	211	211
Bad debt expense	842	2,618	170
(Gains) Losses on asset dispositions and impairments, net	2,408	(51,978)	(37,507)
Debt extinguishment losses, net	28,497	—	—
Marketable security (gains) losses, net	74	(28,760)	(5,803)
Purchases of marketable securities	(72,080)	(15,810)	(7,387)
Proceeds from sale of marketable securities	91,333	6,802	12,791
Derivative losses, net	2,096	3,902	8,323
Cash settlements on derivative transactions, net	359	(5,703)	(11,398)
Foreign currency losses, net	4,752	6,335	3,351
Deferred income tax expense (benefit)	(37,930)	(17,064)	10,571
Equity in (earnings) losses of 50% or less owned companies, net of tax	40,414	(16,309)	(7,264)
Dividends received from 50% or less owned companies	15,249	9,290	9,490
Other, net	—	7,286	(339)
Changes in operating assets and liabilities:
Decrease in receivables	74,830	7,514	8,873
Increase in prepaid expenses and other assets	(11,220)	(4,696)	(2,597)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(46,759)	16,764	4,839
Net cash provided by operating activities of continuing operations	171,157	191,382	185,026
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(295,930)	(360,637)	(195,901)
Proceeds from disposition of property and equipment	95,460	254,763	263,854
Investments in and advances to 50% or less owned companies	(56,188)	(90,815)	(171,476)
Return of investments and advances from 50% or less owned companies	61,479	36,311	18,268
Net advances on revolving credit line to 50% or less owned companies	(3,495)	—	—
(Issuances of) payments received on third party leases and notes receivable, net	1,241	(8,437)	16,423
Net (increase) decrease in restricted cash	16,435	(4,260)	15,301
Net (increase) decrease in construction reserve funds and title XI reserve funds	22,614	(16,283)	(66,110)
Business acquisitions, net of cash acquired	—	(35,000)	(11,127)
Net cash used in investing activities of continuing operations	(158,384)	(224,358)	(130,768)

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in thousands)

	For the years ended December 31,
	2015	2014	2013
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt and capital lease obligations	(233,259)	(35,444)	(18,164)
Net borrowings (payments) under inventory financing arrangements	(2,661)	(4,240)	1,526
Proceeds from issuance of long-term debt, net of offering costs	400,115	26,916	176,586
Proceeds from issuance of conversion option in convertible debt, net of offering costs	—	—	47,157
Purchase of conversion option in convertible debt	(2,982)	—	—
Common stock acquired for treasury	(75,342)	(197,336)	—
Share award settlements for Era Group employees and directors	—	—	(357)
Proceeds and tax benefits from share award plans	4,094	9,240	19,972
Purchase of subsidiary shares from noncontrolling interests	—	(2,090)	—
Issuance of noncontrolling interests, net of issue costs	400	151,849	40
Distributions to noncontrolling interests	(5,199)	(6,070)	(4,186)
Net cash provided by (used in) financing activities of continuing operations	85,166	(57,175)	222,574
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2,113)	(3,101)	477
Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	95,826	(93,252)	277,309
Cash Flows from Discontinued Operations:
Operating Activities	—	—	24,298
Investing Activities	—	—	(8,502)
Financing Activities	—	—	(14,017)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	143
Net Increase in Cash and Cash Equivalents from Discontinued Operations	—	—	1,922
Net Increase (Decrease) in Cash and Cash Equivalents	95,826	(93,252)	279,231
Cash and Cash Equivalents, Beginning of Year	434,183	527,435	248,204
Cash and Cash Equivalents, End of Year	$530,009	$434,183	$527,435

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
Offshore Marine Services. Offshore Marine Services operates a diverse fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. The vessels deliver cargo and personnel to offshore installations, handle anchors and mooring equipment required to tether rigs to the seabed; tow rigs and assist in placing them on location and moving them between regions, and carry and launch equipment such as remote operated vehicles ("ROVs") used underwater in drilling and well installation, maintenance, and repair. In addition, Offshore Marine Services' vessels provide accommodations for technicians and specialists, and provide standby safety support and emergency response services. Offshore Marine Services also operates a fleet of liftboats in the U.S. Gulf of Mexico supporting well intervention, work-over, decommissioning and diving operations. In non-oil and gas industry activity, Offshore Marine Services operates vessels primarily used to move personnel and supplies to offshore wind farms in Europe. Offshore Marine Services contributed 35%, 40% and 45% of consolidated operating revenues in 2015, 2014 and 2013, respectively.
Inland River Services. Inland River Services operates river transportation equipment used for moving agricultural and industrial commodities and petroleum products on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Internationally, Inland River Services has barge operations on the Magdalena River in Colombia and on the Parana-Paraguay River Waterways in Brazil, Bolivia, Paraguay, Argentina and Uruguay. In addition to its primary barge and towboat businesses, Inland River Services also operates and invests in high-speed multi-modal terminal facilities for both dry and liquid commodities, barge fleeting locations in various areas of the Inland Waterway System; a broad range of service facilities including machine shop and the repair and drydocking of barges and towboats at strategic locations on the U.S. Inland River Waterways; and a transshipment terminal at the Port of Ibicuy, Argentina. Inland River Services contributed 22%, 19% and 17% of consolidated operating revenues in 2015, 2014 and 2013, respectively.
Shipping Services. Shipping Services operates a diversified fleet of U.S.-flag marine transportation related assets, including its 51% controlling interest (see Note 12) in certain of its subsidiaries (collectively “SEA-Vista”), which operates product tankers servicing the U.S. coastwise trade of crude oil, petroleum and chemical products, and including its harbor tugs servicing vessels docking in U.S. Gulf and East Coast ports. Additional services include liner and short-sea transportation to and from ports in Florida, Puerto Rico, the Bahamas and the Western Caribbean, a terminal support and bunkering operation in St. Eustatius, a U.S.-flag articulated tug and dry bulk barge operating on the Great Lakes, a U.S.-flag offshore tug and technical ship management services for third party vessel owners. Shipping Services contributed 21%, 16% and 16% of consolidated operating revenues in 2015, 2014 and 2013, respectively.
Illinois Corn Processing. Illinois Corn Processing, LLC ("ICP") operates a single-site alcohol manufacturing, storage and distribution facility located in Pekin, Illinois and is a leading producer of alcohol used in the food, beverage, industrial and petrochemical end-markets. As co-products of its manufacturing process, ICP additionally produces Dried Distillers Grains with Solubles ("DDGS") primarily used for animal feed ingredients and produces non-food grade Corn Oil primarily used for feedstock in biodiesel production. The Company owns a 70% interest in ICP (see Note 12). ICP contributed 16%, 18% and 16% of consolidated operating revenues in 2015, 2014 and 2013.
Other. The Company also has activities that are referred to and described under Other, which primarily include emergency and crisis services, lending and leasing activities and noncontrolling investments in various other businesses, primarily industrial aviation services businesses in Asia and an agricultural commodity trading and logistics business that is primarily focused on the global origination, trading and merchandising of sugar.

Discontinued Operations (see Note 18). The Company reports the historical financial position, results of operations and cash flows of disposed businesses as discontinued operations when it has no continuing interest in the business. On March 16, 2012, the Company sold National Response Corporation ("NRC"), NRC Environmental Services Inc., SEACOR Response Ltd., and certain other subsidiaries (collectively the “SES Business”) to J.F. Lehman & Company, a leading, middle-market private equity firm (the "SES Business Transaction"). On December 31, 2012, the Company sold SEACOR Energy Inc. ("SEI") to Par Petroleum Corporation. On January 31, 2013, the Company completed the spin-off (the "Era Spin-off") of Era Group Inc. (“Era Group”) by means of a dividend to SEACOR's shareholders of all the issued and outstanding common stock of Era Group.
Basis of Consolidation. The consolidated financial statements include the accounts of SEACOR and its controlled subsidiaries. Control is generally deemed to exist if the Company has greater than 50% of the voting rights of a subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.
Noncontrolling interests in consolidated subsidiaries are included in the consolidated balance sheets as a separate component of equity. The Company reports consolidated net income inclusive of both the Company’s and the noncontrolling interests’ share, as well as the amounts of consolidated net income (loss) attributable to each of the Company and the noncontrolling interests. If a subsidiary is deconsolidated upon a change in control, any retained noncontrolled equity investment in the former controlled subsidiary is measured at fair value and a gain or loss is recognized in net income (loss) based on such fair value. If a subsidiary is consolidated upon a change in control, any previous noncontrolled equity investment in the subsidiary is measured at fair value and a gain or loss is recognized based on such fair value.
The Company employs the equity method of accounting for investments in 50% or less owned companies that it does not control but has the ability to exercise significant influence over the operating and financial policies of the business venture. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of a business venture but may exist when the Company's ownership percentage is less than 20%. In certain circumstances, the Company may have an economic interest in excess of 50% but may not control and consolidate the business venture. Conversely, the Company may have an economic interest less than 50% but may control and consolidate the business venture. The Company reports its investments in and advances to these business ventures in the accompanying consolidated balance sheets as investments, at equity, and advances to 50% or less owned companies. The Company reports its share of earnings or losses from investments in 50% or less owned companies in the accompanying consolidated statements of income (loss) as equity in earnings (losses) of 50% or less owned companies, net of tax.
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

	2015	2014	2013
Balance at beginning of year	$6,794	$6,592	$6,592
Revenues deferred during the year	159	202	—
Balance at end of year	$6,953	$6,794	$6,592
As of December 31, 2015, deferred revenues of $6.8 million related to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the "Conveyance") in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to May 19, 2012 are subject to creditors' claims in bankruptcy court. The Company will recognize revenues when reasonably assured of a judgment in its favor. All costs and expenses related to these charters were recognized as incurred.

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
The Company’s Shipping Services segment earns revenue from the time charter, bareboat charter and voyage charter of vessels, contracts of affreightment, ship assist services, transporting third party freight and ship management agreements with vessel owners. Under a time charter, Shipping Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Shipping Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charters and bareboat charters are recognized as services are provided. Voyage contracts are contracts to carry cargoes on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage contracts and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred. Ship assist services are provided by the Company's harbor towing fleet to dock and undock vessels in various ports in the U.S. Gulf of Mexico and Atlantic Coast. Revenues from ship assist services are recognized as the services are performed. Revenues from transporting freight are recognized as third party freight is transported to various destinations, typically determined by a tariff based on weight and voyage length, which is usually one to eight days. Ship management agreements typically provide for technical services over a specified period of time, typically a year or more. Revenues from ship management agreements are recognized ratably over the service period.
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
Restricted Cash. Restricted cash primarily related to the income generated from the operations of certain of Shipping Services’ U.S.-flag product tankers and consisted primarily of U.S. treasury securities (see Note 7).
Marketable Securities. Marketable equity securities with readily determinable fair values and debt securities are reported in the accompanying consolidated balance sheets as marketable securities. These investments are stated at fair value with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income (loss) as marketable security gains (losses), net. Short sales of marketable securities are stated at fair value in the accompanying consolidated balance sheets with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income (loss) as marketable security gains (losses), net. Long and short marketable security positions are primarily in energy, marine, transportation and other related businesses.

Trade Receivables. Customers of Offshore Marine Services are primarily major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Customers of Inland River Services are primarily major agricultural companies, major integrated oil companies, iron ore producers and industrial companies. Customers of Shipping Services are primarily multinational oil and gas companies, refining companies, oil trading companies and large industrial consumers of crude and petroleum. Customers of ICP are primarily alcohol trading companies, industrial manufacturers, major agricultural companies, major integrated oil companies, and manufacturers in the food, beverage and household products industries. Customers of the Company's other business activities primarily include industrial companies and distributors. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.
Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of income (loss) as derivative losses, net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying consolidated statements of income (loss) as derivative losses, net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s 50% or less owned companies are also reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage, with reclassifications and ineffective portions being included in equity in earnings (losses) of 50% or less owned companies, net of tax, in the accompanying consolidated statements of income (loss).
Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk associated with its cash and cash equivalents, construction reserve funds and derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance of its significant counterparties. The Company is also exposed to concentrations of credit risk relating to its receivables due from customers in the industries described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material.
Inventories. Inventories are stated at the lower of cost (using the first-in, first-out and average cost methods) or market. Inventories consist primarily of fuel and fuel oil in the Company’s Offshore Marine Services, Shipping Services and Inland River Services segments. Inventories in ICP consist primarily of corn, high quality alcohol and fuel alcohol. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market. During the years ended December 31, 2015, 2014, and 2013, the Company recorded market write-downs of $3.0 million, $0.4 million and $2.3 million, respectively.
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

As of December 31, 2015, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

Offshore support vessels (excluding wind farm utility)	20
Wind farm utility vessels	10
Inland river dry-cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
Product tankers - U.S.-flag	25
Short-sea container\RORO(1) vessels	20
Harbor and offshore tugs	25
Ocean liquid tank barges	25
Terminal and manufacturing facilities	20
______________________

(1)	Roll on/Roll off ("RORO").
The Company’s major classes of property and equipment as of December 31 were as follows (in thousands):

	Historical Cost(1)	Accumulated Depreciation	Net Book Value
2015
Offshore support vessels (excluding wind farm utility)	$1,009,007	$(500,905)	$508,102
Wind farm utility vessels	66,950	(26,773)	40,177
Inland river dry-cargo and deck barges	253,993	(92,771)	161,222
Inland river liquid tank barges	53,699	(14,799)	38,900
Inland river towboats	77,599	(20,880)	56,719
Product tankers - U.S.-flag	271,141	(168,838)	102,303
Short-sea container\RORO vessels	20,954	(5,369)	15,585
Harbor and offshore tugs	101,762	(45,709)	56,053
Ocean liquid tank barges	39,238	(10,175)	29,063
Terminal and manufacturing facilities	128,873	(56,067)	72,806
Other(2)	99,985	(51,895)	48,090
	$2,123,201	$(994,181)	$1,129,020
2014
Offshore support vessels (excluding wind farm utility)	$968,461	$(459,531)	$508,930
Wind farm utility vessels	65,634	(20,658)	44,976
Inland river dry-cargo and deck barges	252,580	(84,100)	168,480
Inland river liquid tank barges	85,639	(21,531)	64,108
Inland river towboats	53,750	(18,671)	35,079
Product tankers - U.S.-flag	271,141	(153,317)	117,824
Short-sea container\RORO vessels	20,954	(3,964)	16,990
Harbor and offshore tugs	101,762	(40,182)	61,580
Ocean liquid tank barges	39,238	(8,755)	30,483
Terminal and manufacturing facilities	127,977	(44,812)	83,165
Other(2)	99,821	(46,763)	53,058
	$2,086,957	$(902,284)	$1,184,673
______________________

(1)	Includes property and equipment acquired in business acquisitions and recorded at fair value as of the date of the acquisition.

(2)	Includes land and buildings, leasehold improvements, fixed-wing aircraft, vehicles and other property and equipment.

Depreciation expense totaled $122.9 million, $127.6 million and $130.2 million in 2015, 2014 and 2013, respectively.
Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. Capitalized interest totaled $18.5 million, $17.0 million and $6.5 million in 2015, 2014 and 2013, respectively.
Intangible Assets. The Company’s intangible assets primarily arose from business acquisitions (see Note 2) and consist of non-compete agreements, trademarks and tradenames, customer relationships, software and technology, and acquired contractual rights. These intangible assets are amortized over their estimated useful lives ranging from two to ten years. During the years ended December 31, 2015, 2014, and 2013, the Company recognized amortization expense of $3.1 million, $4.3 million and $4.3 million, respectively.
The Company’s intangible assets by type were as follows (in thousands):

	Non-Compete Agreements	Trademark/ Tradenames	Customer Relationships	Software/ Technology	Acquired Contractual Rights	Total
	Gross Carrying Value
Year Ended December 31, 2013	$40	$8,061	$28,112	$—	$3,471	$39,684
Acquired intangible assets	—	2,620	20,629	1,652	—	24,901
Foreign currency translation	—	—	—	—	(119)	(119)
Impairment of intangible assets	—	—	—	—	(367)	(367)
Fully amortized intangible assets	(40)	—	(171)	—	—	(211)
Year Ended December 31, 2014	—	10,681	48,570	1,652	2,985	63,888
Purchase price adjustments to acquired intangible assets	—	(1,024)	(2,133)	—	—	(3,157)
Foreign currency translation	—	—	—	—	(78)	(78)
Fully amortized intangible assets	—	(4,737)	(22,700)	—	—	(27,437)
Year Ended December 31, 2015	$—	$4,920	$23,737	$1,652	$2,907	$33,216

	Accumulated Amortization
Year Ended December 31, 2013	$(33)	$(4,530)	$(21,468)	$—	$(1,230)	$(27,261)
Amortization expense	(7)	(899)	(2,882)	(96)	(378)	(4,262)
Impairment of intangible assets	—	—	—	—	151	151
Fully amortized intangible assets	40	—	171	—	—	211
Year Ended December 31, 2014	—	(5,429)	(24,179)	(96)	(1,457)	(31,161)
Amortization expense	—	(624)	(2,543)	(192)	259	(3,100)
Fully amortized intangible assets	—	4,737	22,700	—	—	27,437
Year Ended December 31, 2015	$—	$(1,316)	$(4,022)	$(288)	$(1,198)	$(6,824)
Weighted average remaining contractual life, in years	0.0	7.1	10.7	2.5	8.6	9.6

Future amortization expense of intangible assets for each of the years ended December 31 is as follows (in thousands):

2016	$2,796
2017	2,709
2018	2,665
2019	2,665
2020	2,665
Years subsequent to 2020	12,892
$26,392
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the carrying values of the assets are reduced to fair value. The Company performs its testing on an asset or asset group based on the lowest level for which identifiable cash flows are available. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the years ended 2015, 2014 and 2013, the Company recognized impairment charges of $7.1 million, $4.4 million and $3.0 million, respectively, related to long-lived assets held for use.
During the year ended December 31, 2015, the Company identified indicators of impairment for certain of its offshore support vessel classes operated by Offshore Marine Services as a result of continued weak market conditions from the decline in oil and gas prices. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. As a consequence, the Company estimated the undiscounted cash flows for those asset groups and determined that the carrying value of the long-lived assets would be recovered through the future operations of those asset groups. The preparation of the undiscounted cash flows required management to make certain estimates and assumptions on expected future rates per day worked and utilization levels of the vessel classes based on anticipated future offshore oil and gas exploration and production activity in the geographical regions where the Company operates. If difficult market conditions persist and an anticipated recovery is delayed beyond the Company's expectation, revisions to management's forecasts may result in the Company recording additional impairment charges related to its long-lived assets in future periods.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. An annual review is performed to consider, among other things, whether the carrying value of the investment is able to be recovered and whether or not the investee’s ability to sustain an earnings capacity would justify the carrying value of the investment. When the Company determines its investment in the 50% or less owned company is not recoverable and the decline is other-than-temporary, the investment is written down to fair value. Actual results may vary from the Company's estimates due to the uncertainty regarding the projected financial performance of 50% or less owned companies, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the 50% or less owned company. During the years ended December 31, 2015 and 2014, the Company recognized impairment charges of $21.5 million and $3.3 million, respectively, related to its 50% or less owned companies (see Note 4). The Company did not recognize any impairment charges during the year ended December 31, 2013.
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. During the year ended December 31, 2015, the Company recognized a $13.4 million impairment charge related to goodwill in the Company's Offshore Marine Services' business segment. The Company did not recognize any goodwill impairments in the years ended December 31, 2014 and 2013.
Business Combinations. The Company recognizes, with certain exceptions, 100% of the fair value of assets acquired, liabilities assumed, and noncontrolling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as are certain acquisition-related restructuring costs if the criteria related to exit or disposal cost obligations are met as of the acquisition date. Acquisition-related transaction costs are expensed as incurred and any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of income (loss) from the date of acquisition (see Note 2).
Debt Discount and Issuance Costs. Debt discounts and costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method for term loans and straight line method for revolving credit facilities and is included in interest expense in the accompanying consolidated statements of income (loss).
Self-insurance Liabilities. The Company maintains hull, liability and war risk, general liability, workers compensation and other insurance customary in the industries in which it operates. Certain of the insurance is obtained through SEACOR sponsored programs, with premiums charged to participating businesses based on insured asset values. Both the marine hull and liability policies have significant annual aggregate deductibles. Marine hull annual aggregate deductibles are accrued as claims are incurred by participating businesses and proportionately shared among the participating businesses. Marine liability annual aggregate deductibles are accrued based on historical loss experience and actual claims incurred. The Company also maintains self-insured health benefit plans for its participating employees. Exposure to the health benefit plans are limited by maintaining stop-loss and aggregate liability coverage. To the extent that estimated self-insurance losses, including the accrual of annual aggregate deductibles, differ from actual losses realized, the Company’s insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.
Income Taxes. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general, respectively, in the accompanying consolidated statements of income (loss). The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Deferred Gains – Equipment Sale-Leaseback Transactions and Financed Equipment Sales. From time to time, the Company enters into equipment sale-leaseback transactions with finance companies or provides seller financing on sales of its equipment to third parties or 50% or less owned companies. A portion of the gains realized from these transactions is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In sale-leaseback transactions (see Note 3), gains are deferred to the extent of the present value of future minimum lease payments and are amortized as reductions to rental expense over the applicable lease terms. In financed equipment sales (see Note 3), gains are deferred to the extent that the repayment of purchase notes is dependent on the future operations of the sold equipment and are amortized based on cash received from the buyers. Deferred gain activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2015	2014	2013
Balance at beginning of year	$146,534	$110,542	$96,447
Deferred gains arising from equipment sales	5,984	71,367	26,881
Amortization of deferred gains included in operating expenses as reduction to rental expense	(22,521)	(18,847)	(10,687)
Amortization of deferred gains included in gains (losses) on asset dispositions and impairments, net	(4,954)	(15,686)	(2,099)
Reductions of deferred gains on repurchased equipment and other	(1,667)	(842)	—
Balance at end of year	$123,376	$146,534	$110,542

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

	2015	2014	2013
Balance at beginning of year	$13,377	$14,221	$15,066
Amortization of deferred gains included in gains (losses) on asset dispositions and impairments, net	(844)	(844)	(845)
Balance at end of year	$12,533	$13,377	$14,221
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
Foreign Currency Translation. The assets, liabilities and results of operations of certain SEACOR subsidiaries are measured using their functional currency which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these subsidiaries with SEACOR, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet dates and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements are reported in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss).
Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income (loss) were as follows:

	SEACOR Holdings Inc. Stockholders' Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Other	Other Comprehensive Income (Loss)
Year ended December 31, 2012	$(1,238)	$(732)	$(16)	$(1,986)	$321	$(10)
Distribution of Era Group stock to shareholders	(55)	—	—	(55)	—	—
Other comprehensive income	563	731	12	1,306	74	5	$1,385
Income tax expense	(197)	(256)	(4)	(457)	—	—	(457)
Year ended December 31, 2013	(927)	(257)	(8)	(1,192)	395	(5)	$928
Other comprehensive income (loss)	(3,949)	371	20	(3,558)	(481)	8	$(4,031)
Income tax (expense) benefit	1,382	(130)	(7)	1,245	—	—	1,245
Year ended December 31, 2014	(3,494)	(16)	5	(3,505)	(86)	3	$(2,786)
Other comprehensive income (loss)	(3,129)	(154)	29	(3,254)	(442)	13	$(3,683)
Income tax (expense) benefit	1,095	54	(10)	1,139	—	—	1,139
Year ended December 31, 2015	$(5,528)	$(116)	$24	$(5,620)	$(528)	$16	$(2,544)

Foreign Currency Transactions. Certain SEACOR subsidiaries enter into transactions denominated in currencies other than their functional currency. Gains and losses resulting from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in foreign currency losses, net in the accompanying consolidated statements of income (loss) in the period in which the currency exchange rates change.
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
Computations of basic and diluted earnings per common share of SEACOR for the years ended December 31 were as follows (in thousands, except share data):

	Net Income (Loss)	Average o/s Shares	Per Share
2015
Basic Weighted Average Common Shares Outstanding	$(68,782)	17,446,137	$(3.94)
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	—
Convertible Securities(2)(3)(4)	—	—
Diluted Weighted Average Common Shares Outstanding	$(68,782)	17,446,137	$(3.94)
2014
Basic Weighted Average Common Shares Outstanding	$100,132	19,336,280	$5.18
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	403,194
Convertible Securities	21,156	6,025,851
Diluted Weighted Average Common Shares Outstanding	$121,288	25,765,325	$4.71
2013
Basic Weighted Average Common Shares Outstanding	$36,970	19,893,954	$1.86
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	399,333
Convertible Securities(2)(3)	—	—
Diluted Weighted Average Common Shares Outstanding	$36,970	20,293,287	$1.82
______________________

(1)
For the years ended December 31, 2015, 2014 and 2013, diluted earnings per common share of SEACOR excluded 2,078,777, 407,698 and 133,315, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the years ended December 31, 2015 and 2013, diluted earnings per common share of SEACOR excluded 4,148,327 and 4,200,525 shares, respectively, issuable pursuant to the Company's 2.5% Convertible Senior Notes (see Note 7) as the effect of their inclusion in the computation would be anti-dilutive.

(3)
For the years ended December 31, 2015 and 2013 diluted earnings per common share of SEACOR excluded 1,825,326 and 240,043 shares, respectively, issuable pursuant to the Company's 3.0% Convertible Senior Notes (see Note 7) as the effect of their inclusion in the computation would be anti-dilutive.

(4)
For the year ended December 31, 2015, diluted earnings per common share of SEACOR excluded 190,544 shares issuable pursuant to the Company's 3.75% Subsidiary Convertible Senior Notes (see Note 7) as the effect of their inclusion in the computation would be anti-dilutive.

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
On February 18, 2015, the FASB issued an accounting standard update that amends the guidance for evaluating whether to consolidate certain legal entities. Specifically, the accounting standard update modifies the method for determining whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities. Further, it eliminates the presumption that a general partner should consolidate a limited partnership and impacts the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The accounting standard update is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. The Company does not expect the adoption of the accounting standard to have a material impact on its consolidated financial position, results of operations or cash flows.
On April 7, 2015, the FASB issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The recognition and measurement guidance for debt issuance costs have not changed. The new standard requires retrospective application and represents a change in accounting principle. The final guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. The Company elected to early adopt this standard as of December 31, 2015 resulting in a reclassification of $10.7 million from other assets to long-term debt in the accompanying December 31, 2014 balance sheet.
On November 20, 2015, the FASB issued final guidance to simplify the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The new standard does not affect the current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount. The final guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company elected to early adopt this standard as of December 31, 2015 resulting in a reclassification of $10.2 million from current to noncurrent deferred income taxes in the accompanying December 31, 2014 balance sheet.
On February 25, 2016, the FASB issued a comprehensive new leasing standard, which improves transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The new standard is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.
Reclassifications. Certain reclassifications of prior period information have been made to conform with the presentation of the current period information. These reclassifications had no effect on net income (loss) or cash flows as previously reported.

2.	BUSINESS ACQUISITIONS
Witt O'Brien's. On July 11, 2014, the Company acquired a controlling interest in Witt O'Brien's, a global leader in preparedness, crisis management, and disaster response and recovery, through the acquisition of its partner's 45.8% equity interest for $35.4 million in cash (see Note 4). The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $48.1 million of goodwill being recorded. The preliminary fair value analysis was finalized in July 2015.
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

Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisitions for the years ended December 31 was as follows (in thousands):

	2015	2014	2013
Trade and other receivables	$—	$31,079	$3,250
Other current assets	—	1,925	32
Investments, at Equity, and Advances to 50% or Less Owned Companies	—	(49,968)	(13,290)
Property and Equipment	—	519	43,521
Goodwill	3,157	44,967	—
Intangible Assets	(3,157)	24,901	1,599
Other Assets	—	111	—
Accounts payable	—	(1,709)	(264)
Other current liabilities	—	(12,274)	(1,053)
Long-Term Debt	—	(3,266)	(22,668)
Deferred Income Taxes	—	91	—
Other Liabilities	—	(1,376)	—
Purchase price(1)	$—	$35,000	$11,127
______________________

(1)	Purchase price is net of cash acquired totaling $0.4 million and $2.2 million in 2014 and 2013, respectively.

3.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS
Equipment Additions. The Company’s capital expenditures from continuing operations were $295.9 million, $360.6 million and $195.9 million in 2015, 2014 and 2013, respectively. Major owned equipment placed in service for the years ended December 31 were as follows:

	2015	2014	2013(1)
Offshore Support Vessels:
Fast support	3	3	—
Supply	1	2	1
Specialty	—	—	2
Wind farm utility	2	2	5
	6	7	8
Inland river dry-cargo barges	—	65	—
Inland river liquid tank barges - 10,000 barrel	8	—	2
Inland river specialty barges	4	—	—
Inland river towboats	9	1	1
Short-sea container\RORO - Foreign-flag	—	1	1
Harbor tugs - U.S.-flag	—	—	4
______________________

(1)	Excludes two liftboats acquired in the C-Lift acquisition.
Equipment Dispositions. During the year ended December 31, 2015, the Company sold property and equipment for net proceeds of $97.2 million ($95.5 million in cash and $1.7 million in seller financing) and gains of $18.3 million, of which $12.3 million were recognized currently and $6.0 million were deferred (see Note 1). Equipment dispositions included the sale-leaseback of four inland river towboats for $35.3 million, with leaseback terms of 84 months. Gains of $4.2 million related to these sale-leasebacks were deferred and are being amortized over their respective minimum lease periods. In addition, the Company recognized previously deferred gains of $5.8 million.

During the year ended December 31, 2014, the Company sold property and equipment for net proceeds of $300.1 million ($254.8 million in cash and $45.3 million in seller financing) and gains of $111.2 million, of which $39.8 million were recognized currently and $71.4 million were deferred (see Note 1). Equipment dispositions included the sale-leaseback of one anchor handling towing supply vessel, one fast support vessel, one liftboat, one U.S.-flag product tanker and other equipment for $141.8 million with leaseback terms ranging from 10 months to 84 months. Gains of $52.0 million related to these sale-leasebacks were deferred and are being amortized over their respective minimum lease periods. The Company also financed the sale of two offshore support vessels, 20 dry-cargo barges and one inland river towboat to certain of its 50% or less owned companies (see Note 4) and real property and other equipment to an unrelated third party for $45.3 million in the aggregate. Gains of $19.4 million from these sales were deferred and will be recognized as payments are received under the terms of the financing. In addition, the Company recognized previously deferred gains of $16.5 million.
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
Major equipment dispositions for the years ended December 31 were as follows:

	2015	2014	2013
Offshore Support Vessels:
Anchor handling towing supply	—	1	—
Fast support	1	7	5
Mini-supply	—	—	1
Supply	1	4	2
Specialty	—	—	3
Liftboats	—	1	6
Wind farm utility	—	1	2
	2	14	19
Inland river dry-cargo barges	—	80	16
Inland river liquid tank barges - 10,000 barrel	35	—	—
Inland river liquid tank barges - 30,000 barrel	—	—	8
Inland river deck barges	12	—	—
Inland river towboats	4	5	—
Product tankers - U.S.-flag	—	1	—
Short-sea container\RORO - Foreign-flag	—	2	—
Harbor tugs - U.S.-flag	—	—	7
Harbor tugs - Foreign-flag	—	—	1

4.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

Ownership	2015	2014
Offshore Marine Services:
MexMar	49.0%	$50,163	$51,262
Falcon Global	50.0%	17,951	2,964
Dynamic Offshore Drilling	19.0%	14,172	12,815
Sea-Cat Crewzer II	50.0%	11,339	9,983
OSV Partners	30.4%	11,374	9,838
Nautical Power	50.0%	6,412	6,411
Sea-Cat Crewzer	50.0%	2,701	3,062
Other	20.0%	–	50.0%	15,898	19,101
130,010	115,436
Inland River Services:
SCFCo	50.0%	57,437	75,799
Bunge-SCF Grain	50.0%	16,695	19,360
SCF Bunge Marine	50.0%	4,544	6,139
Other	50.0%	2,687	2,390
81,363	103,688
Shipping Services:
Dorian(1)	16.1%	—	139,006
Trailer Bridge	47.3%	41,710	53,447
SEA-Access	50.0%	8,414	16,551
SeaJon	50.0%	7,987	7,475
SeaJon II	50.0%	6,388	5,941
64,499	222,420
Other:
Hawker Pacific	34.2%	20,964	21,114
VA&E	41.3%	13,954	—
Avion	39.1%	11,994	14,107
Cleancor	50.0%	5,613	4,201
Other	34.0%	–	50.0%	2,706	3,191
55,231	42,613
$331,103	$484,157
______________________

(1)	As of December 31, 2015, the Company's investment in Dorian is classified as marketable securities. The Company's ownership represents its economic interest in Dorian as of December 31, 2014.

Combined Condensed Financial Information. Summarized financial information for the Company’s investments, at equity, excluding Dorian, as of and for the years ended December 31 was as follows (in thousands):

	2015	2014
Current assets	$603,446	$514,369
Noncurrent assets	1,066,610	1,025,939
Current liabilities	401,987	444,857
Noncurrent liabilities	674,896	576,859

	2015	2014	2013
Operating Revenues	$1,281,708	$1,175,872	$1,067,782
Costs and Expenses:
Operating and administrative	1,085,518	1,021,730	943,075
Depreciation	94,105	61,233	57,656
	1,179,623	1,082,963	1,000,731
Gains (Loss) on Asset Dispositions	(2,174)	368	(397)
Operating Income	$99,911	$93,277	$66,654
Net Income	$18,835	$29,296	$13,495
As of December 31, 2015 and 2014, cumulative undistributed net earnings of 50% or less owned companies accounted for by the equity method and included in the Company’s consolidated retained earnings were $19.9 million and $29.4 million, respectively.
Condensed Financial Information of Dorian. On December 21, 2015, the Company classified its investment in Dorian as marketable securities. Dorian, a publicly traded company on the New York Stock Exchange trading under the symbol "LPG", files periodic reports on Form 10-Q and Form 10-K with the Securities and Exchange Commission ("SEC"). Summarized financial information for Dorian as of and for the years ended December 31 was as follows (in thousands):

	2015	2014
Current assets	$98,254	$198,058
Noncurrent assets	1,724,758	812,164
Current liabilities	88,021	20,662
Noncurrent liabilities	759,636	125,716

	2015(1)	2014	2013(2)
Operating Revenues	$239,206	$78,666	$19,763
Operating Income	126,820	20,494	3,399
Net Income	118,356	15,122	4,144
______________________

(1)
Financial information provided is for the twelve months ended December 31, 2015 as it was not practical to obtain financial information through period ended December 21, 2015 without undue difficulty or cost.

(2)	Financial information provided is for the period July 25, 2013 (inception) through December 31, 2013.
MexMar. Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”) owns and operates 17 offshore support vessels in Mexico. During the year ended December 31, 2015, the Company and its partner each contributed additional capital of $7.9 million in cash to MexMar. In addition, during the year ended December 31, 2015, MexMar repaid $15.0 million of seller financing provided by the Company. During the year ended December 31, 2014, the Company contributed capital of $2.9 million and sold two offshore support vessels for $32.0 million ($6.4 million in cash and short-term notes totaling $25.6 million, of which $10.7 million was repaid in 2014). During the year ended December 31, 2013, the Company contributed capital of $5.9 million and sold one offshore support vessel for $36.4 million ($30.4 million in cash and $6.0 million in seller financing). During the year ended December 31, 2013, MexMar repaid the $6.0 million of seller financing and the Company provided an additional $1.7 million advance for the purchase of another offshore support vessel from a third party, which was also repaid. During the years ended December 31, 2015, 2014 and 2013, the Company received $0.4 million, $0.3 million and $0.3 million, respectively, of vessel management fees from MexMar. During the years ended December 31, 2015, 2014 and 2013, Mexmar paid the Company $11.6 million, $13.5 million and $12.5 million, respectively, to charter certain vessels under bareboat and time charter arrangements.
Falcon Global. On August 1, 2014, the Company and Montco Global, LLC formed Falcon Global LLC ("Falcon Global") to construct and operate two foreign-flag liftboats. The Company has a 50% ownership interest in Falcon Global. During the years ended December 31, 2015 and 2014, the Company and its partner each contributed capital of $15.7 million and $3.4 million, respectively in cash to Falcon Global. As of December 31, 2015, the Company has guaranteed $41.5 million related to the construction contract for the foreign-flag liftboats and declines as progress payments are made in accordance with the contract.
Dynamic Offshore Drilling. Dynamic Offshore Drilling Ltd. (“Dynamic”) was established to construct and operate a jack-up drilling rig that was delivered in the first quarter of 2013.
Sea-Cat Crewzer II. On January 23, 2013, the Company and another offshore support vessel operator formed Sea-Cat Crewzer II LLC (“Sea-Cat Crewzer II”) to own and operate two high speed offshore catamarans. The Company is a guarantor of its proportionate share of Sea-Cat Crewzer’s debt and the amount of the guarantee declines as principal payments are made and will terminate when the debt is repaid. As of December 31, 2015, the Company’s guarantee was $12.9 million. During the year ended December 31, 2015, the Company received dividends of $1.8 million from Sea-Cat Crewzer II. During the year ended December 31, 2014, the Company received capital distributions of $14.0 million. During the year ended December 31, 2013, the Company and its partner each contributed capital of $23.9 million in cash, and Sea-Cat Crewzer II then purchased two high speed offshore catamarans from the Company for $47.3 million ($44.5 million in cash and $2.8 million in seller financing, all of which was repaid in 2013). During the years ended December 31, 2015, 2014 and 2013, the Company received $0.7 million, $0.7 million and $0.2 million, respectively, of vessel management fees from Sea-Cat Crewzer II.
OSV Partners. On August 13, 2013, the Company and Breem Transportation Services LLC formed SEACOR OSV Partners GP LLC and SEACOR OSV Partners I LP (collectively "OSV Partners") to own and operate six offshore support vessels. During the year ended December 31, 2013, OSV Partners closed on a private placement equity offering with third party limited partner members, including the Company, and secured a bank financing arrangement. During the years ended December 31, 2015, 2014 and 2013, the Company contributed capital of $1.4 million $5.1 million and $4.1 million, respectively, in cash to OSV Partners. During the years ended December 31, 2014 and 2013, the Company sold two offshore support vessels for $27.7 million and one offshore support vessel for $14.5 million, respectively, to OSV Partners. In addition, during the year ended December 31, 2013, the Company provided and was repaid bridge financing of $7.6 million. During the years ended December 31, 2015, 2014 and 2013, the Company received $1.2 million, $1.2 million and $0.2 million, respectively, of vessel management fees from OSV Partners.
Nautical Power. The Company and another offshore operator formed Nautical Power, LLC (“Nautical Power”) to operate one offshore support vessel. Nautical Power bareboat chartered the vessel from a leasing company and that charter terminated in 2013. During the year ended December 31, 2013, the Company received dividends of $5.3 million from Nautical Power. As of December 31, 2015, the Company's investment in Nautical Power consists of its share of funds dedicated for future investment.
Sea-Cat Crewzer. Sea-Cat Crewzer LLC (“Sea-Cat Crewzer”) owns and operates two high speed offshore catamarans. The Company is a guarantor of its proportionate share of Sea-Cat Crewzer’s debt and the amount of the guarantee declines as principal payments are made and will terminate when the debt is repaid. As of December 31, 2015, the Company’s guarantee was $11.4 million. During the years ended December 31, 2015, 2014 and 2013, the Company received dividends of $1.3 million, $3.3 million and $1.3 million, respectively, from Sea-Cat Crewzer. In addition, during the year ended December 31, 2014, the Company received capital distributions of $3.2 million from Sea-Cat Crewzer. During the years ended December 31, 2015, 2014 and 2013, the Company received $0.7 million, $0.7 million and $0.8 million, respectively, of vessel management fees from Sea-Cat Crewzer. During the years ended December 31, 2015, 2014 and 2013, the Company paid $5.9 million, $6.7 million and $6.9 million, respectively, to Sea-Cat Crewzer to bareboat charter one of its vessels.
Other Offshore Marine Services. The Company’s other Offshore Marine Services 50% or less owned companies own and operate eleven vessels. During the year ended December 31, 2015, the Company received dividends of $0.9 million and repayments on advances of $0.2 million from these 50% or less owned companies. In addition, during the year ended December 31, 2015, these 50% or less owned companies recognized impairment charges related to offshore support vessels used in their operations, of which $2.0 million, net of tax, represents the Company's share and is included in equity in earnings (losses) of 50% or less owned companies, net of tax in the accompanying consolidated statements of income (loss). During the year ended December 31, 2014, the Company received capital distributions of $0.2 million, dividends of $1.0 million and repayments on advances of $0.6 million, and made additional capital contributions and advances of $0.8 million to these 50% or less owned companies. During the year ended December 31, 2013, the Company received dividends of $0.9 million and made capital contributions and advances of $2.1 million to these 50% or less owned companies. Certain of these 50% or less owned companies obtained bank debt to finance the acquisition of offshore support vessels from the Company. Under the terms of the debt, the bank has the authority, under certain circumstances, to require the parties of these 50% or less owned companies to fund uncalled capital commitments, as defined in the 50% or less owned companies’ partnership agreements. In such an event, the Company would be required to contribute its allocable share of the uncalled capital commitments, which was $1.9 million in the aggregate as of December 31, 2015. As of December 31, 2015, the Company’s contingent guarantee of outstanding charter receivables was $0.7 million. During the year ended December 31, 2013, the Company sold two offshore support vessels to one of its 50% or less owned companies for $5.4 million. The Company manages certain vessels on behalf of its 50% or less owned companies and guarantees the outstanding charter receivables of one of its 50% or less owned companies if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. During the years ended December 31, 2015, 2014 and 2013, the Company received $0.8 million, $0.6 million and $0.6 million, respectively, of vessel management fees from these 50% or less owned companies.
SCFCo. SCFCo Holdings LLC (“SCFCo”) was established to operate dry-cargo barges and towboats on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. During the years ended December 31, 2015, 2014 and 2013, the Company contributed capital of $18.0 million, $19.7 million and $6.1 million, respectively, to SCFCo. During the years ended December 31, 2014 and 2013, the Company provided working capital advances and loans of $23.5 million and $3.1 million, respectively. In addition, during the year ended December 31, 2014, the Company financed the sale of one inland river towboat and 20 dry-cargo barges to SCFCo for $13.0 million. During the years ended December 31, 2015, 2014 and 2013, the Company received repayments on these working capital advances, loans and financings of $14.0 million, $1.0 million and $1.8 million, respectively. As of December 31, 2015, $25.6 million of working capital advances and loans remained outstanding. The Company also provides SCFCo with certain information technology services and received $0.2 million for these services during the year ended December 31, 2015. During the year ended December 31, 2015, the Company identified indicators of impairment in its investment in SCFCo as a result of continuing losses and the expectation of continuing weak market conditions and, as a consequence, recognized a $21.5 million impairment charge for an other-than-temporary decline in the fair value of its investment.
Bunge-SCF Grain. Bunge-SCF Grain LLC (“Bunge-SCF Grain”) operates a terminal grain elevator in Fairmont City, Illinois. During the year ended December 31, 2014, the Company contributed capital of $2.0 million to Bunge-SCF Grain. During the years ended December 31, 2014 and 2013, the Company and its partner each made working capital advances to Bunge-SCF Grain of $2.0 million and $2.5 million, respectively. During the years ended December 31, 2015 and 2013, the Company received $2.0 million and $0.5 million of repayments of working capital advances, respectively. As of December 31, 2015, the total outstanding balance of working capital advances was $7.0 million. In addition, Bunge-SCF Grain operates and manages the Company’s grain storage and handling facility in McLeansboro, Illinois, and the Company received $1.0 million, $1.0 million and $1.0 million in rental income for the years ended December 31, 2015, 2014 and 2013, respectively. The Company also provides freight transportation to Bunge-SCF Grain and received $10.8 million, $7.8 million and $1.0 million for these services during the years ended December 31, 2015, 2014 and 2013, respectively.
SCF Bunge Marine. SCF Bunge Marine LLC (“SCF Bunge Marine”) provides towing services on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River and Ohio River. The Company time charters six inland river towboats to SCF Bunge Marine, of which four are bareboat chartered-in by the Company from a third-party leasing company. The Company and its partner are required to fund SCF Bunge Marine, if necessary, to support the payment of its time charter obligations to the Company. Pursuant to the time charter, the Company received charter fees of $41.7 million, $41.6 million and $40.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. During the years ended December 31, 2015 and 2014, the Company received dividends of $4.0 million and $4.5 million, respectively, from SCF Bunge Marine. In addition, during the years ended December 31, 2015, 2014 and 2013, SCF Bunge Marine received $47.9 million, $46.6 million and $41.1 million, respectively, for towing services provided to the Company.
Other Inland River Services. The Company’s other Inland River Services 50% or less owned companies operate a fabrication facility and operated a dry-cargo vessel. During the year ended December 31, 2014, the Company received capital distributions of $2.1 million from these 50% or less owned companies.
Dorian. On July 25, 2013, the Company contributed $57.0 million to Dorian LPG Ltd. ("Dorian") in exchange for a 25% ownership interest. The contribution included $42.1 million in net cash and other consideration valued at $14.9 million that included certain progress payments made toward the construction of two VLGC's, the construction contracts for the two VLGC's, and options to construct additional VLGC's. On November 18, 2013, Dorian completed a second private placement equity offering and the Company contributed an additional $70.4 million in cash. Following the completion of the second private placement equity offering, the Company's ownership percentage was diluted to a 21.8% ownership interest and the Company recognized a $1.1 million gain, net of tax, which is included in equity in earnings (losses) of 50% or less owned companies in the accompanying consolidated statements of income (loss). During the year ended December 31, 2014, Dorian completed three private placement equity offerings prior to becoming a publicly traded company in May of 2014. The Company did not participate in any of the offerings and as a consequence its ownership was diluted to a 16.1% ownership interest and the Company recognized a $4.4 million gain, net of tax, which is included in equity in earnings (losses) of 50% or less owned companies in the accompanying consolidated statements of income (loss). During the year ended December 31, 2015, the Company sold 150,000 shares of Dorian for $2.3 million in cash reducing the Company's ownership to 15.9%. On December 21, 2015, Mr. Fabrikant, the Executive Chairman and Chief Executive Officer of SEACOR, resigned from Dorian's board of directors. As a consequence, the Company determined it no longer exercised significant influence over Dorian and marked its investment, at equity, in Dorian to fair value resulting in a loss of $32.3 million, net of tax, which is included in equity in earnings (losses) of 50% or less owned companies in the accompanying consolidated statements of income (loss). As of December 31, 2015, the Company's investment in Dorian is classified as marketable securities in the accompanying consolidated balance sheet at a fair value of $108.0 million.
Trailer Bridge. Trailer Bridge, Inc. (“Trailer Bridge”), an operator of U.S.-flag deck and RORO barges, provides marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. The Company provides secured financing to Trailer Bridge and during the years ended December 31, 2015, 2014 and 2013, the Company received repayments of $18.7 million, $2.1 million and $2.1 million, respectively, on the secured financing. As of December 31, 2015, the outstanding amount on the secured financing was $59.1 million, inclusive of accrued and unpaid interest. During the years ended December 31, 2015 and 2014, the Company received $0.4 million and $2.0 million, respectively, for the time charter of a U.S.-flag harbor tug to Trailer Bridge. The Company also provides Trailer Bridge with technical and commercial management service and received $0.8 million during the year ended December 31, 2015 for these services.
SEA-Access. On November 7, 2014, the Company and Access Shipping Limited Partnership formed SEA-Access LLC ("SEA-Access") to acquire and operate the M/V Eagle Ford, a U.S.-flag 124,000 dwt crude tanker. During the year ended December 31, 2014, the Company and its partner each contributed capital of $16.7 million to SEA-Access to acquire the vessel and for working capital. During the year ended December 31, 2015, the Company received capital distributions of $8.3 million and dividends of $4.4 million from SEA-Access. The Company also provides SEA-Access with technical and commercial management services and received $1.0 million and $0.1 million, for the years ended December 31, 2015 and 2014, respectively, for these services.
SeaJon. SeaJon LLC (“SeaJon”) owns an articulated tug-barge operating in the Great Lakes trade. The Company is a guarantor of its proportionate share of SeaJon's debt up to a maximum of $5.0 million. As of December 31, 2015, the Company’s guarantee was $5.0 million. During the years ended December 31, 2014 and 2013, the Company and its partner each made capital contributions of $2.3 million and $1.4 million, respectively. During the year ended December 31, 2014, SeaJon made a $5.4 million non-cash distribution of an interest in an offshore tug under reconstruction to each partner (see SeaJon II). During the year ended December 31, 2015, the Company received dividends of $0.6 million from SeaJon.
SeaJon II. On October 1, 2014, the Company and Donjon Marine Co., Inc. formed SeaJon II LLC ("SeaJon II") to own a U.S.-flag offshore tug on time charter to Trailer Bridge. During the years ended December 31, 2015 and 2014, the Company and its partner each contributed capital of $1.0 million and $0.6 million, respectively, in cash. During the year ended December 31, 2014, the Company and its partner each contributed an interest in an offshore tug under construction valued at $5.4 million (see SeaJon). During the year ended December 31, 2015, the Company received capital distributions of $0.3 million from SeaJon II. The Company also provides SeaJon II with technical and commercial management services and received $0.1 million during the year ended December 31, 2015 for these services.
Hawker Pacific. Hawker Pacific Airservices, Limited (“Hawker Pacific”) is an aviation sales and support organization and a distributor of aviation components from leading manufacturers. As of December 31, 2015, the Company had issued letters of credit totaling $14.5 million in support of Hawker Pacific's credit facility and certain of its performance guarantees. During the years ended December 31, 2015 and 2014, the Company received management fees of $0.3 million and $0.5 million, respectively, from Hawker Pacific.
VA&E. On June 1, 2015, the Company contributed its 81.1% interest in the assets and liabilities of a previously controlled and consolidated subsidiary that operated its agricultural commodity trading and logistics business (including $3.5 million of cash on hand) in exchange for a 41.3% ownership interest in each of VA&E Trading USA LLC and VA&E Trading LLP (collectively "VA&E"), two newly formed 50% or less owned companies with certain subsidiaries of ECOM Agroindustrial Corp. Ltd. and certain managers of VA&E. VA&E primarily focuses on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product. During the year ended December 31, 2015, the Company and its partner each funded $1.0 million under a subordinated note executed upon formation of VA&E. The Company also provides an unsecured revolving credit facility to VA&E for up to $6.0 million. During the year ended December 31, 2015, VA&E had net borrowings on the revolving credit facility of $3.5 million. As of December 31, 2015, the Company had outstanding advances of $7.0 million to VA&E.
Avion. Avion Pacific Limited (“Avion”) is a distributor of aircraft and aircraft related parts. During the year ended December 31, 2014, the Company made advances of $3.0 million to Avion. During the years ended December 31, 2015, 2014 and 2013, the Company received repayments on advances of $3.0 million, $4.0 million and $1.0 million, respectively, from Avion. As of December 31, 2015, the Company had no outstanding advances to Avion.
Cleancor. On August 20, 2013, the Company and Balfour Investors formed CLEANCOR Energy Solutions LLC ("Cleancor") a full service solution provider delivering clean fuel to end users. During the year ended December 31, 2014, the Company contributed capital of $4.8 million to Cleancor to fund its start-up operations and provide capital for future investments.

During the year ended December 31, 2015, the Company provided Cleancor financing of $2.0 million for certain equipment, of which $1.9 million was outstanding as of December 31, 2015.
Witt O'Brien's. On December 31, 2012, the Company contributed its interest in O'Brien's Response Management Inc. to Witt Group Holdings, LLC, which was renamed Witt O'Brien's, LLC ("Witt O'Brien's"), in exchange for a 54.2% economic interest. Witt O'Brien's is a a global leader in preparedness, crisis management, and disaster response and recovery. On July 11, 2014, the Company acquired a controlling interest in Witt O'Brien's through the acquisition of its partners equity interest (see Note 2). During the six months ended June 30, 2014, the Company received capital distributions of $0.4 million and dividends of $0.4 million from Witt O'Brien's. During the year ended December 31, 2013, the Company received dividends of $2.0 million from Witt O'Brien's. During the six months ended December 31, 2014 and the year ended December 31, 2013, the Company received management fees of $0.1 million and $0.3 million from Witt O'Brien's.
Other. The Company's other 50% or less owned companies are primarily industrial aviation businesses in Asia. During the years ended December 31, 2015, 2014 and 2013, the Company contributed capital and made advances of $0.2 million, $1.7 million, and $0.7 million, respectively, to these 50% or less owned companies. During the year ended December 31, 2014, the Company received capital distributions of $0.1 million from these 50% or less owned companies.

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
As of December 31, 2015 and 2014, the Company’s construction reserve funds of $255.4 million and $268.4 million, respectively, are classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Construction reserve fund transactions for the years ended December 31 were as follows (in thousands):

	2015	2014	2013
Withdrawals	$(47,472)	$(131,167)	$(65,493)
Deposits	34,459	147,450	131,603
	$(13,013)	$16,283	$66,110

6.	LEASES AND NOTES RECEIVABLE FROM THIRD PARTIES
From time to time, the Company engages in lending and leasing activities involving various types of equipment. The Company recognizes interest income as payments are due, typically monthly, and expenses all costs associated with its lending and leasing activities as incurred. These leases and notes receivable are typically collateralized by the underlying equipment and require scheduled lease payments or periodic principal and interest payments. As of December 31, 2015 and 2014, the outstanding balance of leases and notes receivable from third parties was $24.9 million and $23.6 million, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets. During the years ended December 31, 2015, 2014 and 2013, the Company made advances on notes receivable from third parties of $9.6 million, $19.0 million and $20.5 million, respectively, and received repayments on notes receivable from third parties of $10.8 million, $10.0 million and $33.3 million, respectively. During the years ended December 31, 2014 and 2013, the Company received net lease payments of $0.6 million and $3.6 million, respectively, from third parties. As of December 31, 2015, none of the Company’s third party leases and notes receivable are past due or in default and the Company has made no provisions for credit losses.

7.	LONG-TERM DEBT
The Company’s borrowings as of December 31 were as follows (in thousands):

	2015	2014
3.0% Convertible Senior Notes(1)	$230,000	$230,000
2.5% Convertible Senior Notes(2)	284,500	350,000
7.375% Senior Notes(3)	195,941	233,500
3.75% Subsidiary Convertible Senior Notes(4)	175,000	—
SEA-Vista Credit Facility(5)	210,025	—
Title XI Bonds(6)	—	79,338
Other(7)	54,287	73,633
	1,149,753	966,471
Portion due within one year	(35,531)	(48,499)
Debt discount	(62,914)	(83,589)
Debt issuance costs	(16,449)	(10,660)
	$1,034,859	$823,723
______________________

(1)
Excludes unamortized discount and unamortized issue costs of $36.2 million and $3.7 million, respectively, as of December 31, 2015 and $42.2 million and $4.3 million, respectively, as of December 31, 2014.

(2)
Excludes unamortized discount and unamortized issue costs of $17.3 million and $2.8 million, respectively, as of December 31, 2015 and $31.2 million and $5.1 million, respectively, as of December 31, 2014.

(3)
Excludes unamortized discount and unamortized issue costs of $0.6 million and $0.9 million, respectively, as of December 31, 2015 and $0.9 million and $1.3 million, respectively, as of December 31, 2014.

(4)	Excludes unamortized discount and unamortized issue costs of $8.2 million and $6.2 million, respectively, as of December 31, 2015.

(5)	Excludes unamortized issue costs of $2.7 million as of December 31, 2015.

(6)	Excludes unamortized discount of $8.7 million as of December 31, 2014.

(7)	Excludes unamortized discount and unamortized issue costs of $0.6 million and $0.2 million, respectively, as of December 31, 2015 and unamortized discount of $0.6 million as of December 31, 2014.
The Company’s long-term debt maturities for the years ended December 31 are as follows (in thousands):

2016	$35,531
2017	18,222
2018	24,318
2019	215,542
2020	164,742
Years subsequent to 2020	691,398
$1,149,753
3.0% Convertible Senior Notes. On November 13, 2013, SEACOR issued $230.0 million aggregate principal amount of its 3.0% Convertible Senior Notes due November 15, 2028 (the "3.0% Convertible Senior Notes"). Interest on the 3.0% Convertible Senior Notes is payable semi-annually on May 15 and November 15 of each year. Beginning November 15, 2020, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 3.0% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per $1,000 principal amount of the 3.0% Convertible Senior Notes. The amount of contingent interest payable for any such period will be equal to 0.45% per annum of such average trading price of the 3.0% Convertible Senior Notes. After March 31, 2014 and prior to August 15, 2028, the 3.0% Convertible Senior Notes are convertible into shares of SEACOR common stock, par value $0.01 per share ("Common Stock"), at the initial conversion rate ("Conversion Rate") of 7.9362 shares per $1,000 principal amount of notes only if certain conditions are met, as more fully described in the indenture. After August 15, 2028, holders may elect to convert at any time. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 1,825,326 shares as of December 31, 2015. On or after November 19, 2018, the 3.0% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On November 19, 2020, November 20, 2023 or if the Company undergoes a fundamental change, as more fully described in the indenture, the holders of the 3.0% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase.

SEACOR incurred $6.3 million of net offering costs associated with the issuance of the 3.0% Convertible Senior Notes for net proceeds of $223.7 million. The Company accounts separately for the liability and equity components of the 3.0% Convertible Senior Notes and the associated underwriting fees in a manner that reflects the Company's non-convertible borrowing rate. Of the total proceeds of $230.0 million received upon issuance and $6.3 million of offering costs, the Company allocated $181.5 million and $5.0 million, respectively, to the liability component and allocated $48.5 million and $1.3 million, respectively, to the equity component. The resulting debt discount and offering costs associated with the liability component is amortized as additional non-cash interest expense over the seven year period for which the debt is expected to be outstanding (November 19, 2020) for an overall effective annual interest rate of 7.4%.
2.5% Convertible Senior Notes. On December 11, 2012, SEACOR issued $350.0 million aggregate principal amount of its 2.5% Convertible Senior Notes due December 15, 2027 (the "2.5% Convertible Senior Notes"). Interest on the 2.5% Convertible Senior Notes is payable semi-annually on June 15 and December 15 of each year. Beginning December 15, 2017, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 2.5% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per $1,000 principal amount of the 2.5% Convertible Senior Notes. The amount of contingent interest payable for any such period will be equal to 0.25% per annum of such average trading price of the 2.5% Convertible Senior Notes. Prior to September 15, 2017, the 2.5% Convertible Senior Notes are convertible into shares of Common Stock the conversion rate then in effect only if certain conditions are met, as more fully described in the indenture. After September 15, 2017, holders may elect to convert at any time. On January 31, 2013, the Conversion Rate was adjusted to 12.0015 shares per $1,000 principal amount of notes in connection with the Era Spin-off from SEACOR (see Note 18). The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 3,414,427 shares as of December 31, 2015. After December 19, 2015 and prior to December 19, 2017, the 2.5% Convertible Senior Notes may be redeemed, in whole or in part, only if certain conditions are met, as more fully described in the indenture, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus $55 per $1,000 principal amount of notes. On or after December 19, 2017, the 2.5% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On December 19, 2017, December 19, 2022 or if the Company undergoes a fundamental change, as more fully described in the indenture, the holders of the 2.5% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase.
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
During the year ended December 31, 2015, the Company repurchased $65.5 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $62.6 million. Consideration of $59.6 million was allocated to the settlement of the long-term debt resulting in gains on debt extinguishment of $1.1 million included in the accompanying consolidated statements of income (loss). Consideration of $3.0 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes as included in the accompanying consolidated statements of changes in equity.
7.375% Senior Notes. On September 24, 2009, SEACOR issued $250.0 million aggregate principal amount of its 7.375% Senior Notes due October 1, 2019 (the "7.375% Senior Notes"). The 7.375% Senior Notes were issued under a supplemental indenture dated as of September 24, 2009 (the "2009 Supplemental Indenture") to the base indenture relating to SEACOR’s senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee. Interest on the 7.375% Senior Notes is payable semi-annually on April 1 and October 1 of each year. The 7.375% Senior Notes may be redeemed at any time, in whole or in part, at a price equal to the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified “make-whole” premium. The 2009 Supplemental Indenture contained covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined, and certain restrictions on SEACOR consolidating with or merging into any other Person, as more fully described in the indenture.
During the year ended December 31, 2015, the Company repurchased $37.6 million in principal amount of its 7.375% Senior Notes for $37.9 million resulting in losses on debt extinguishment of $0.6 million included in the accompanying consolidated statements of income (loss).
3.75% Subsidiary Convertible Senior Notes. On December 1, 2015, SEACOR Marine Holdings Inc. ("SMH"), a subsidiary of SEACOR that is the parent company of the Offshore Marine Services business segment, issued $175.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due December 1, 2022 (the “3.75% Subsidiary Convertible Senior Notes”) to investment funds managed and controlled by The Carlyle Group. Interest on the3.75% Subsidiary Convertible Senior Notes is payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2016. On November 30, 2015, SEACOR and the holders of the 3.75% Subsidiary Convertible Senior Notes also entered into an exchange agreement whereby the holders may elect to exchange the principal amount of their outstanding notes, in whole or in part, into shares of Common Stock at an initial exchange rate of 12.82 shares of Common Stock per $1,000 principal amount of the notes (the

"Exchange Option") beginning upon the earlier of December 1, 2017 or the date on which the Offshore Marine Services business segment's assets reach a specified percentage of the Company's consolidated assets. The Company, at its option, may under certain circumstances settle any of the 3.75% Subsidiary Convertible Senior Notes submitted for exchange into Common Stock through the issuance of an equal number of warrants in order to facilitate the Company's compliance with the provisions of the Jones Act. The warrants, if issued, would entitle its holders to purchase an equal number of shares of Common Stock at an exercise price of $0.01 per share upon the resolution of any Jones Act compliance issues. The Company has reserved the maximum number of shares of Common Stock issuable upon exchange of the notes and potential exercise of warrants, or 2,243,500 shares as of December 31, 2015. On December 1, 2017, the holders of the 3.75% Subsidiary Convertible Senior Notes may require SMH to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase (the "2017 Put Option"). Upon consummation of a fundamental change in SMH or SEACOR, as more fully described in the indenture, the Company may redeem all the 3.75% Subsidiary Convertible Senior Notes for cash at a price equal to the greater of 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, or the fair value of consideration the holders of the 3.75% Subsidiary Convertible Senior Notes would have received if exchanged into Common Stock or converted into SMH immediately prior to the fundamental change (the "Fundamental Change Call").
The Company has determined that the Exchange Option is an embedded derivative within the 3.75% Subsidiary Convertible Senior Notes required to be valued separate and apart from the 3.75% Subsidiary Convertible Senior Notes and recorded at fair value. On December 1, 2015, the fair value of the bifurcated embedded derivative was $8.5 million and recorded as an exchange option liability on subsidiary convertible senior notes in the accompanying consolidated balance sheets resulting in a corresponding debt discount in an equal amount. The debt discount and $6.4 million in offering costs are being amortized as additional non-cash interest expense over the two year period for which the debt is expected to be outstanding (December 1, 2017) for an overall effective interest rate of 8.7%.
The issuance of the 3.75% Subsidiary Convertible Senior Notes contemplates the potential separation of SMH from the Company via a spin-off of SMH to SEACOR's shareholders (the "SMH Spin-off"). The Company is still considering whether or not to effect a SMH Spin-off and is under no obligation to do so; however, if the contemplated SMH Spin-off were to occur, the Exchange Option, the 2017 Put Option and the Fundamental Change Call would immediately terminate and the holders would then be able to elect to convert the principal amount of their outstanding notes, in whole or in part, into shares of SMH common stock at an initial conversion rate of 23.26 shares of SMH common stock per $1,000 principal amount of the notes through November 29, 2022. SMH, at its option, may under certain circumstances settle any of the 3.75% Subsidiary Convertible Senior Notes submitted for conversion into SMH common stock through the issuance of an equal number of warrants in order to facilitate SMH's compliance with the provisions of the Jones Act. The warrants, if issued, would entitle its holders to purchase an equal number of shares of SMH common stock at an exercise price of $0.01 per share upon the resolution of any Jones Act compliance issues. SMH has reserved the maximum number of shares of its common stock needed upon conversion of the notes and potential exercise of warrants, or 4,070,500 shares as of December 31, 2015. The holders of the 3.75% Subsidiary Convertible Senior Notes have no right to convert into SMH common stock prior to the completion of a SMH Spin-off. Following a SMH Spin-off, if SMH undergoes a fundamental change, as more fully described in the indenture, the holders of the 3.75% Subsidiary Convertible Senior Notes may require SMH to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase. Following a SMH Spin-off, the 3.75% Subsidiary Convertible Senior Notes may be redeemed, in whole or in part, only if certain conditions are met, as more fully described in the indenture, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption.
SEA-Vista Credit Facility. On April 15, 2015, the Company's 51% controlling interest in certain subsidiaries (collectively "SEA-Vista"), which owns product tankers servicing the U.S. coastwise trade of crude oil, petroleum and chemical products, entered into a $300.0 million credit agreement with a syndicate of lenders that matures in 2020 (the "SEA-Vista Credit Facility") and is secured by substantially all of SEA-Vista's tangible and intangible assets with no recourse to SEACOR or its other subsidiaries. The SEA-Vista Credit Facility is comprised of three tranches: (i) a $100.0 million revolving credit facility (the "Revolving Loan"); (ii) an $80.0 million term loan (the "Term A-1 Loan"); and (iii) a $120.0 million delayed draw term loan (the "Term A-2 Loan"). The proceeds from the SEA-Vista Credit Facility were and will be used to fund SEA-Vista's working capital, general corporate purposes, capital commitments and the redemption of its Title XI Bonds (see note below). All three loans bear interest at a variable rate determined by reference to the London Interbank Offered Rate ("LIBOR") plus a margin of between 2.00% and 2.75% as determined in accordance with the SEA-Vista Credit Facility or, at the election of SEA-Vista, a Base Rate plus a margin of between 1.25% and 1.75% as determined in accordance with the SEA-Vista Credit Facility. A quarterly fee is payable on the unused commitments of all three tranches. SEA-Vista incurred $3.1 million of issuance costs related to the SEA-Vista Credit Facility.
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
During the year ended December 31, 2015, SEA-Vista drew $30.0 million and repaid $17.0 million on the Revolving Loan, borrowed $80.0 million and made scheduled repayments of $3.0 million on the Term A-1 Loan and borrowed $120.0 million under the Term A-2 Loan. As of December 31, 2015, SEA-Vista had $87.0 million of borrowing capacity under the SEA-Vista Credit Facility. Subsequent to December 31, 2015, SEA-Vista borrowed $5.0 million on the Revolving Loan.
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
Title XI Bonds. Three double-hull product and chemical tankers (the "Title XI tankers") owned by subsidiaries of the Company (the “Title XI companies”) were financed through the issuance of U.S. Government Guaranteed Ship Financing Bonds (the "Title XI Bonds").
On June 1, 2015, SEA-Vista redeemed its Title XI bonds for $99.9 million and recorded a $29.0 million loss on extinguishment of debt for the then unamortized debt discount, the make whole premium paid and certain other redemption costs. As a consequence of redeeming the bonds prior to their scheduled maturity, SEA-Vista was required to pay a make whole premium in the amount of $20.5 million. The redemption of the bonds released the liens on vessels supporting the Title XI financing and facilitated the issuance of the SEA-Vista Credit Facility. The redemption of the Title XI bonds was funded with advances from the SEA-Vista Credit Facility, its restricted cash and its Title XI reserve funds. During the years ended December 31, 2014 and December 31, 2013, the Company made $5.9 million and $5.5 million of scheduled payments, respectively.
A percentage of earnings attributable to each of the Title XI tankers’ operations was required to be deposited into Title XI reserve fund bank accounts. Cash held in these accounts was invested as prescribed by Title XI financing agreements. As of December 31, 2014, the Title XI reserve fund account balances were $9.6 million.
The Title XI Bonds contained covenants restricting cash distributions subject to certain financial tests. As of December 31, 2014, the Title XI companies held $16.1 million in restricted cash that was limited in use for the operation of the Title XI tankers and could be used to fund the Company’s general working capital requirements.
ICP Revolving Credit Facility. On April 9, 2015, ICP obtained a $30.0 million revolving credit facility with JP Morgan Chase Bank, N.A. serving as Administrative Agent and Lender (the "ICP Revolving Credit Facility"), which includes an accordion feature whereby loan commitments available under the facility could be increased in the future by an additional $20.0 million, subject to lender approval. The ICP Revolving Credit Facility will primarily be used to finance working capital requirements and for general corporate purposes. The ICP Revolving Credit Facility matures on April 9, 2018 and is secured by all assets of ICP, except real estate, with no recourse to SEACOR or its other subsidiaries. ICP has agreed not to pledge its real estate as collateral to any other party. The amount available for borrowing at any given time under the ICP Revolving Credit Facility is determined by a formula based on the current outstanding loan balance, the amount of ICP’s eligible outstanding accounts receivable balances, and the carrying value of its eligible inventories, subject to additional reserves. Interest on outstanding loans would equate to the one-month LIBOR interest rate plus an applicable margin of 2.00%. A monthly commitment fee is payable based on the unused amounts of the ICP Revolving Credit Facility. The ICP Revolving Credit Facility places restrictions on ICP including limitations on its ability to incur indebtedness, liens, restricted payments, and asset sales. Other restricted payments, including dividends, are subject to certain conditions, including undrawn availability under the ICP Revolving Credit Facility and ICP’s pro forma fixed charge coverage ratio, as defined. In addition, ICP is subject to various covenants under this agreement, as defined. ICP incurred $0.3 million in issuance costs related to the ICP Revolving Credit Facility. As of December 31, 2015, ICP had no borrowings on the ICP Revolving Credit Facility and had $19.7 million of borrowing capacity.
Other. The Company has various other obligations including ship, equipment and facility mortgages. These obligations have maturities ranging from several months through August 2023, have interest rates ranging from 2.0% to 5.0% as of December 31, 2015, and require periodic payments of interest and principal. During the years ended December 31, 2015, and 2014 proceeds from the issuance of other debt was $4.9 million and $26.9 million, respectively. During the years ended December 31, 2015, 2014 and 2013, repayments on other debt and capital leases was $15.9 million, $29.5 million and $12.7 million, respectively.

As of December 31, 2015, the Company had outstanding letters of credit totaling $33.6 million with various expiration dates through 2019, including two totaling $14.5 million issued for the benefit of one of the Company's 50% or less owned companies (see Note 4). The letters of credit were issued in support of the 50% or less owned company's credit facility and certain performance guarantees. Additionally, as of December 31, 2015 the Company had other labor and performance guarantees of $2.2 million.
Repurchase Authority. SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its 7.375% Senior Notes, 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and Common Stock (collectively the "Securities"), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On February 26, 2016, SEACOR's Board of Directors increased the Company's repurchase authority for the Securities to $200.0 million.

8.	INCOME TAXES
Income from continuing operations before income tax expense (benefit) and equity in earnings (losses) of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 were as follows (in thousands):

	2015	2014	2013
United States	$(25,441)	$160,782	$71,669
Foreign	(2,896)	(5,409)	(7,596)
Eliminations and other	(2,461)	7,862	3,559
	$(30,798)	$163,235	$67,632
As of December 31, 2015, cumulative undistributed net earnings of foreign subsidiaries included in the Company’s consolidated retained earnings were $85.3 million.
The Company files a consolidated U.S. federal tax return. The components of income tax expense (benefit) for the years ended December 31 were as follows (in thousands):

	2015	2014	2013
Current:
State	$3,155	$5,526	$1,723
Federal	17,442	56,675	6,311
Foreign	5,971	10,060	8,142
	26,568	72,261	16,176
Deferred:
State	(1,875)	196	(985)
Federal	(35,539)	(17,222)	11,532
Foreign	(516)	(38)	24
	(37,930)	(17,064)	10,571
	$(11,362)	$55,197	$26,747
The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the years ended December 31:

	2015	2014	2013
Statutory rate	(35.0)%	35.0%	35.0%
Non-deductible expenses	1.7%	0.5%	0.4%
Noncontrolling interests	(8.1)%	(5.3)%	(0.5)%
Losses of foreign subsidiaries not benefited	6.2%	1.2%	5.1%
State taxes	0.6%	2.3%	0.2%
Other	(2.3)%	0.1%	(0.6)%
	(36.9)%	33.8%	39.6%

The Company records an additional income tax benefit or expense based on the difference between the fair market value of share awards at the time of grant and the fair market value at the time of vesting or exercise. For the year ended December 31, 2015, an additional net income tax expense was recorded in stockholders' equity of $0.1 million. For the years ended December 31, 2014 and 2013, an additional net income tax benefit was recorded in stockholders’ equity of $1.1 million and $1.4 million, respectively.
During the year ended December 31, 2013, the Company provided for income taxes of $10.1 million relating to potential tax exposures surrounding the Era Spin-off. As of December 31, 2015, the Company had combined unrecognized tax benefits on these potential tax exposures and associated accrued interest of $11.1 million, which is included in deferred gains and other liabilities in the accompanying consolidated balance sheets. If recognized, the unrecognized tax benefits would affect the effective tax rate in future periods. It is not expected that the unrecognized tax benefits will change in the next twelve months; however, changes may be recorded in future periods as the result of settlement by audit or the expiration of the statute of limitations. As of December 31, 2015, an estimate of the range of the reasonably possible outcomes cannot be made.
The components of the net deferred income tax liabilities for the years ended December 31 were as follows (in thousands):

	2015	2014
Deferred tax liabilities:
Property and Equipment	$302,529	$316,269
Long-term Debt	56,110	58,542
Unremitted earnings of foreign subsidiaries	34,977	38,633
Investments in 50% or Less Owned Companies	14,461	18,458
Gains on marketable securities	—	11,082
Intangible assets	6,150	7,922
Deductible goodwill	4,124	5,595
Other	990	4,302
Total deferred tax liabilities	419,341	460,803
Deferred tax assets:
Share award plans	11,827	11,081
Losses on marketable securities	8,863	—
Other	12,020	11,852
Total deferred tax assets	32,710	22,933
Valuation allowance	(3,357)	(4,906)
Net deferred tax assets	29,353	18,027
Net deferred tax liabilities	$389,988	$442,776
During the year ended December 31, 2015, the Company decreased its valuation allowance for state net operating loss carryforwards from $4.8 million to $3.4 million.

9.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Exchange Option Liability on Subsidiary Convertible Senior Notes. The exchange option liability is carried at fair value and relates to a bifurcated embedded derivative in the Company's 3.75% Subsidiary Convertible Senior Notes (see Note 7). The activity of the exchange option liability for the year ended December 31, 2015 was as follows:

Initial measurement on December 1, 2015	$8,511
Unrealized gains included in derivative losses, net	(2,900)
Balance as of December 31, 2015	$5,611

Derivatives Designated as Cash Flow Hedges. Certain of the Company's 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company's 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate. As of December 31, 2015, the interest rate swaps held by the Company's 50% or less owned companies were as follows:

•
MexMar had four interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.05% on the aggregate amortized notional value of $117.8 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Sea-Cat Crewzer II had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer II to pay a fixed rate of interest of 1.52% on the amortized notional value of $25.6 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Sea-Cat Crewzer had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer to pay a fixed rate of interest of 1.52% on the amortized notional value of $22.7 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
SeaJon had an interest rate swap agreement maturing in 2017 that calls for SeaJon to pay a fixed interest rate of 2.79% on the amortized notional value of $32.7 million and receive a variable interest rate based on LIBOR on the amortized notional value.

The Company recognized gains (losses) on derivative instruments designated as cash flow hedges for the years ended December 31 as follows (in thousands):

	Other comprehensive income (loss)
	2015	2014	2013
Interest rate swap agreements, effective portion	$(1,304)	$(140)	$109
Reclassification of derivative losses to interest expense or equity in earnings (losses) of 50% or less owned companies	1,150	511	622
	$(154)	$371	$731
Other Derivative Instruments. Other derivative instruments not designated as hedging instruments are classified as either assets or liabilities based on their individual fair values. Other derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying consolidated balance sheets. The fair values of the Company’s other derivative instruments as of December 31 were as follows (in thousands):

	2015		2014
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Options on equities and equity indices	$—	$4,005	$—	$65
Forward currency exchange, option and future contracts		57	1	218
Interest rate swap agreements	—	242	—	499
Commodity swap, option and future contracts:
Exchange traded	469	981	2,277	2,768
Non-exchange traded	—	—	6,204	36
	$469	$5,285	$8,482	$3,586

The Company recognized gains (losses) on other derivative instruments not designated as hedging instruments for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2015	2014	2013
Options on equities and equity indices	$(3,200)	$38	$(5,270)
Forward currency exchange, option and future contracts	(519)	(183)	(451)
Interest rate swap agreements	(18)	(176)	(37)
Commodity swap, option and future contracts:
Exchange traded	(2,744)	(4,250)	(3,915)
Non-exchange traded	1,485	669	1,350
	$(4,996)	$(3,902)	$(8,323)
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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of December 31, 2015, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $2.3 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.
The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of December 31, 2015, the interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•
The Company has an interest rate swap agreement that matures in 2018 and calls for the Company to pay fixed interest rates of 3.00% on an amortized notional value of $6.1 million and receive a variable interest rate based on Euribor on this amortized notional values.

•
Dynamic Offshore has an interest rate swap agreement maturing in 2018 that calls for this company to pay a fixed interest rate of 1.30% on the amortized notional value of $83.7 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
OSV Partners has two interest rate swap agreements maturing in 2020 that call for this company to pay fixed interest rates ranging from 1.89% to 2.27% on the aggregate amortized notional value of $43.1 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Falcon Global had an interest rate swap agreement maturing in 2022 that calls for Falcon Global to pay a fixed interest rate of 2.06% on the amortized notional value of $62.5 million and receive a variable interest rate based on LIBOR on the amortized notional value.

The Company and certain of its 50% or less owned companies enter and settle positions in various exchange and non-exchange traded commodity swap, option and future contracts. ICP enters into exchange traded positions (primarily corn, ethanol and natural gas) to protect its raw material and finished goods inventory balances from market changes. VA&E enters into exchange traded positions to protect its fixed price future purchase and sale contracts for sugar as well as its inventory balances from market changes. As of December 31, 2015, the net market exposure to these commodities under these contracts was not material.

10.	FAIR VALUE MEASUREMENTS
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
The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2015
ASSETS
Marketable securities(1)	$138,200	$—	$—
Derivative instruments (included in other receivables)	469	—	—
Construction reserve funds	255,408	—	—
LIABILITIES
Short sales of marketable securities	4,827	—	—
Derivative instruments (included in other current liabilities)	4,985	299	—
Exchange option liability on subsidiary convertible senior notes	—	—	5,611
2014
ASSETS
Marketable securities(1)	$58,004	$—	$—
Derivative instruments (included in other receivables)	2,277	6,205	—
Construction reserve funds and Title XI reserve funds	278,022	—	—
LIABILITIES
Short sales of marketable securities	7,339	—	—
Derivative instruments (included in other current liabilities)	2,834	752	—
______________________

(1)
Marketable security gains (losses), net include gains of $1.5 million, $0.3 million and losses of $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to marketable security positions held by the Company as of December 31, 2015. Marketable security gains (losses), net include gains of $27.8 million and $6.5 million for the years ended December 31, 2014 and 2013, respectively, related to marketable security positions held by the Company as of December 31, 2014.

Level 3 Inputs. The fair value of the exchange option liability on subsidiary convertible senior notes is estimated with significant inputs that are both observable and unobservable in the market and therefore is considered a Level 3 fair value measurement. Observable inputs include market quotes, current interest rates, benchmark yield curves, volatility, quoted prices of securities with similar characteristics and historical dividends. The significant unobservable input used in the fair value measurement is the probability assessment of a SMH Spin-off. In the fair value measurement, holding the observable inputs constant, a significant increase in the probability of a SMH Spin-off would result in a significantly lower exchange option liability (see Note 9).

The estimated fair value of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
2015
ASSETS
Cash and cash equivalents	$530,009	$530,009	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	16,045	see below
Notes receivable from third parties (included in other receivables and other assets)	24,587	see below
LIABILITIES
Long-term debt, including current portion(1)	1,070,390	—	1,043,576	—
2014
ASSETS
Cash, cash equivalents and restricted cash	450,618	450,618	—	—
Investments, at cost, in 50% or less owned companies (included in other assets)	10,442	see below
Notes receivable from third parties (included in other receivables and other assets)	23,250	see below
LIABILITIES
Long-term debt, including current portion(1)	872,222	—	990,146	—
______________________

(1)	The estimated fair value includes the embedded conversion options on the Company's 2.5% and 3.0% Convertible Senior Notes.
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

The Company’s non-financial assets and liabilities that were measured at fair value during the years ended December 31 were as follows (in thousands):

	Level 1	Level 2	Level 3
2015
ASSETS
Construction in progress(1)	$—	$200	$—
Investment in VA&E(2)	—	6,802	—
Investment in Dorian(3)	102,509	—	—
Investment in SCFCo(4)	—	—	57,437
2014
ASSETS
Long-lived assets(5)	$—	$11,700	$—
Investment in Witt O'Brien's(6)	—	50,569	—
______________________

(1)
During the year ended December 31, 2015, the Company recognized impairment charges of $6.6 million related to the suspended construction of two offshore support vessels. The fair value of the construction in progress was determined based on the scrap value of the hulls.

(2)
During the year ended December 31, 2015, the Company marked its equity investment in VA&E to fair value upon the deconsolidation of a previously controlled subsidiary following its contribution to VA&E. The fair value was determined based on the value of the equity investment the Company received.

(3)
During the year ended December 31, 2015, Mr. Fabrikant, the Company's Executive Chairman and Chief Executive Office, resigned from Dorian's board of directors. As a consequence, the Company determined it no longer exercised significant influence over Dorian (see Note 4) and marked its investment, at equity, to fair value. The fair value was determined based on the closing quoted market price for Dorian on December 21, 2015, the date of Mr. Fabrikant's resignation.

(4)
During the year ended December 31, 2015, the Company identified indicators of impairment in its investment in SCFCo, at equity, as a result of continuing losses and the expectation of continuing weak market conditions and, as a consequence, recognized a $21.5 million impairment charge for an other-than-temporary decline in the fair value of its investment. The fair value was determined based on the fair value of SCFCo's equipment and working capital (see Note 4).

(5)
During the year ended December 31, 2014, the Company recognized impairment charges of $4.4 million related to two aircraft and certain tangible and intangible assets in Brazil and $3.3 million related to one of its 50% or less owned companies following the adjustment of their carrying value to fair value.

(6)
During the year ended December 31, 2014, the Company marked its equity investment in Witt O'Brien's to fair value following its acquisition of a controlling interest (see Note 2). The investment's fair value was determined based on the Company's purchase price of the acquired interest.

Level 3 Inputs. The fair value of the Company's investment in SCFCo is estimated with significant inputs that are both observable and unobservable in the market and therefore is considered a Level 3 fair value measurement. The significant unobservable inputs used in the fair value measurement were the construction and mobilization costs of similar new equipment, estimated economic depreciation for comparably aged assets and earnings multiples applied to historical and forecasted cash flows (see Note 4).

11.	STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its 7.375% Senior Notes, 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and Common Stock (collectively the "Securities"), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.
During the years ended December 31, 2015 and 2014, the Company acquired for treasury 1,162,955 and 2,531,324 shares of Common Stock, respectively, for an aggregate purchase price of $72.4 million and $195.3 million, respectively. During the year ended December 31, 2013, the Company acquired no shares of Common Stock for treasury. As of December 31, 2015, SEACOR had remaining authorization to repurchase $77.6 million of Common Stock. On February 26, 2016, SEACOR's Board of Directors increased the Company's repurchase authority for the Securities to $200.0 million.
During the year ended December 31, 2015, the Company acquired for treasury 40,859 shares of Common Stock for an aggregate purchase price of $3.0 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. During the year ended December 31, 2014, the Company acquired for treasury 26,792 shares of Common Stock for an aggregate purchase price of $2.0 million upon the exercise of certain stock options by the Company's Executive Chairman and Chief Executive Officer. These shares were purchased in accordance with the terms of the Company's Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR's Board of Directors.

12.	NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company's consolidated subsidiaries as of December 31 were as follows (in thousands):

	Noncontrolling Interests			2015	2014
Offshore Marine Services:
Windcat Workboats	25%			$7,484	$7,527
Other	1.8%	–	33.3%	470	1,323
Inland River Services:
Other	3.0%	–	51.8%	1,146	1,088
Shipping Services:
Sea-Vista	49%			88,290	89,680
Illinois Corn Processing	30%			22,272	16,397
Other	5.0%	–	14.6%	457	1,978
				$120,119	$117,993
Windcat Workboats. Windcat Workboats Holdings Ltd. (“Windcat Workboats”) owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. As of December 31, 2015 and 2014, the net assets of Windcat Workboats were $29.9 million and $30.1 million, respectively. During the year ended December 31, 2015, the net income of Windcat Workboats was $1.6 million, of which $0.4 million was attributable to noncontrolling interests. During the year ended December 31, 2014, the net income of Windcat Workboats was $1.9 million, of which $0.5 million was attributable to noncontrolling interests. During the year ended December 31, 2013, the net loss of Windcat Workboats was $0.9 million, of which $0.2 million was attributable to noncontrolling interests.
Inland River Services. During the year ended December 31, 2014, the Company acquired the noncontrolling interest in one of its Inland River Services partnerships for $3.1 million ($2.1 million in cash and $1.0 million through the distribution of an inland river towboat to the noncontrolling interest holder).
SEA-Vista. On May 2, 2014, the Company issued a 49% noncontrolling interest to a financial investor in SEA-Vista for $145.7 million, net of $3.2 million in issue costs. SEA-Vista owns and operates the Company's fleet of U.S.-flag product tankers used on the U.S. coastwise trade of crude oil, petroleum and specialty chemical products and holds contracts for the construction of three 50,000 DWT (deadweight tonnage) product tankers. As of December 31, 2015 and 2014, the net assets of SEA-Vista were $180.2 million and $183.0 million, respectively. During the year ended December 31, 2015, the net income of SEA-Vista was $5.2 million, of which $2.6 million was attributable to noncontrolling interests. From May 2, 2014 through December 31, 2014, the net income of SEA-Vista was $25.1 million, of which $12.3 million was attributable to noncontrolling interests.
Illinois Corn Processing. ICP owns and operates an alcohol manufacturing, storage and distribution facility located in Pekin, IL. As of December 31, 2015 and 2014, the net assets of ICP were $74.2 million and $59.0 million, respectively. During the year ended December 31, 2015, the net income of ICP was $19.5 million, of which $5.9 million was attributable to noncontrolling interests. During the year ended December 31, 2014, the net income of ICP was $38.4 million, of which $10.3 million was attributable to noncontrolling interests. During the year ended December 31, 2013, the net loss of ICP was $2.1 million, of which $1.3 million was attributable to noncontrolling interests.
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

13.	SAVINGS AND MULTI-EMPLOYER PENSION PLANS
SEACOR Savings Plan. The Company provides a defined contribution plan (the “Savings Plan”) for its eligible U.S.-based employees. The Company’s contribution to the Savings Plan is limited to 3.5% of an employee's wages depending upon the employee's level of voluntary wage deferral into the Savings Plan and is subject to annual review by the Board of Directors of SEACOR. The Company’s Savings Plan costs were $3.8 million, $2.4 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, including discontinued operations.

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
The obligations of the Company to pay deferred compensation under the Deferred Compensation Plan are general unsecured obligations of the Company and rank equally with other unsecured indebtedness of the Company that is outstanding from time to time. As of December 31, 2015 and 2014, the Company had obligations of $0.3 million and $0.2 million, respectively, related to the Deferred Compensation Plan that are included in the accompanying consolidated balance sheets as deferred gains and other liabilities. The total amount of the Company’s obligation under the Deferred Compensation Plan will vary depending upon the level of participation by participants and the amount of compensation that participants elect to defer under the plan. The duration of the Deferred Compensation Plan is indefinite (subject to the Board of Directors’ discretion to amend or terminate the plan).
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
Under the direction of a court order, any funding deficit of the MNOPF is to be remedied through funding contributions from all participating current and former employers. Prior to 2013, the Company was invoiced and expensed $16.7 million for its allocated share of the then cumulative funding deficits, including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. During the year ended December 31, 2013, the Company was invoiced and expensed $2.7 million for its allocated share of an additional funding deficit based on an actuarial valuation of the MNOPF in 2012.
The cumulative funding deficits of the MNRPF were being recovered by additional annual contributions from current employers that were subject to adjustment following the results of tri-annual actuarial valuations. Prior to 2013, the Company was invoiced and expensed $0.4 million for its allocated share of the then cumulative funding deficits. On February 25, 2015, the High Court approved a new deficit contribution scheme whereby any funding deficit of the MNRPF is to be remedied through funding contributions from all participating current and former employers. Based on an actuarial valuation in 2014, the cumulative funding deficit of the MNRPF was $491.7 million (£325.0 million). On August 28, 2015, the Company was invoiced and recognized payroll related operating expenses of $6.9 million (£4.5 million) for its allocated share of the cumulative funding deficit, including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. The invoiced amounts are payable in four annual installments beginning in October of 2015.
AMOPP and SPP. Certain subsidiaries of the Company are participating employers in two industry-wide, multi-employer defined benefit pension plans and one industry-wide, multi-employer defined contribution plan: the American Maritime Officers Pension Plan (the "AMOPP" - EIN: 13-1936709); the Seafarers Pension Plan (the "SPP" - EIN: 13-6100329); and the American Maritime Officers Defined Contribution Plan (the "AMPDCP" - EIN: 27-1269640). The Company’s participation in these plans relates to certain employees of the Company’s Shipping Services business segment.
Under federal pension law, the AMOPP was deemed in critical status for the 2009 and 2010 plan years. The AMOPP was frozen in January 2010 and a ten year rehabilitation plan was adopted by the AMOPP trustees in February 2010 whereby benefit changes and increased contributions by participating employers were expected to improve the funded status of the AMOPP. The AMOPP was replaced by the AMO 401(k) Plan. On December 28, 2012, the AMOPP was elevated to endangered status primarily as a result of favorable investment performance and the rehabilitation plan adopted by the AMOPP trustees. Based on an actuarial valuation performed as of September 30, 2014, the latest period for which an actuarial valuation is available, if the Company chose to fully withdraw from the AMOPP at that time, its withdrawal liability would have been $39.9 million. That liability may change in future years based on various factors, primarily employee census. As of December 31, 2015, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
The SPP was neither in endangered or critical status for the 2014 plan year, the latest period for which a report is available, as the SPP was fully funded.
In accordance with collective bargaining agreements between the Company and the American Maritime Officers (“AMO”), the latest of which expires on August 31, 2016, and the Seafarers International Union (“SIU”), the latest of which expires on September 30, 2017, the Company makes periodic contributions to the AMOPP, SPP and AMO 401(k) Plan. The contributions to these plans are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of income (loss). During the years ended December 31, 2015, 2014 and 2013, the Company made contributions of $1.1 million, $1.1 million and $0.9 million, respectively, to the AMOPP and AMO 401(k) Plan, and $1.6 million, $1.5 million and $1.5 million, respectively to the SPP. During the years ended December 31, 2015, 2014 and 2013, none of the Company’s contributions to the AMOPP or the SPP exceeded 5% of total contributions to the plans and the Company did not pay any material surcharges. As of December 31, 2015, there is no required minimum future contribution to the AMOPP or the SPP. The Company’s obligations for future contributions are based upon the number of employees subject to the collective bargaining agreements, their rates of pay and the number of days worked. Future negotiations of collective bargaining agreements between the Company and the participating unions, including the contribution levels for the defined benefit pension and contribution plans, may result in increases to the Company's wage and benefit costs and those increases may be material.
Other Plans. Certain employees participate in other defined contribution plans in the United States and various international regions including the United Kingdom and Singapore. During the years ended December 31, 2015, 2014 and 2013, the Company incurred costs of $0.7 million, $0.7 million and $0.5 million, respectively, in the aggregate related to these plans, primarily from employer matching contributions.

14.	SHARE BASED COMPENSATION
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
Restricted stock and restricted stock units typically vest from one to five years after date of grant and options to purchase shares of Common Stock typically vest and become exercisable from one to five years after date of grant. Options to purchase shares of Common Stock granted under the Share Incentive Plans expire no later than the tenth anniversary of the date of grant. In the event of a participant’s death, retirement, termination by the Company without cause or a change in control of the Company, as defined in the Share Incentive Plans, restricted stock and restricted stock units vest immediately and options to purchase shares of Common Stock vest and become immediately exercisable.
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
Share Award Transactions. The following transactions have occurred in connection with the Company’s share based compensation plans during the years ended December 31:

	2015	2014	2013
Restricted stock awards granted	135,150	150,145	148,300
Restricted stock awards forfeited	—	(1,325)	(18,000)
Director stock awards granted	3,375	2,625	2,500
Restricted Stock Unit Activities:
Shares released from Deferred Compensation Plan	(217)	(216)	(1,692)
Stock Option Activities:
Outstanding as of the beginning of year	1,546,508	1,481,280	1,281,821
Granted(1)	192,350	199,100	529,912
Exercised	(40,461)	(133,872)	(328,077)
Forfeited	—	—	(800)
Expired	(7,498)	—	(1,576)
Outstanding as of the end of year	1,690,899	1,546,508	1,481,280
Employee Stock Purchase Plan shares issued	39,384	30,622	31,586
Shares available for issuance under Share Incentive and Employee Stock Purchase Plans as of the end of year	764,567	1,127,328	508,495
______________________

(1)
During the year ended December 31, 2013, the Company granted 318,012 stock options to existing option holders, net of share award settlements for Era Group employees and directors, under make-whole provisions upon the Era Spin-off.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized $14.9 million, $15.3 million and $14.5 million, respectively, of compensation expense related to stock awards, stock options, employee stock purchase plan purchases, restricted stock and restricted stock units (collectively referred to as “share awards”). As of December 31, 2015, the Company had approximately $30.5 million in total unrecognized compensation costs of which $11.3 million and $9.1 million are expected to be recognized in 2016 and 2017, respectively, with the remaining balance recognized through 2020.
The weighted average values of grants under the Company’s Share Incentive Plans were $41.09, $53.03 and $43.74 for the years ended December 31, 2015, 2014 and 2013, respectively. The fair value of each option granted during the years ended December 31, 2015, 2014 and 2013 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 25.2%, 29.4% and 30.5%, respectively, (c) weighted average discount rates of 1.79%, 1.85% and 1.53%, respectively, and (d) expected lives of 6.03 years, 5.92 years and 5.96 years, respectively.
During the year ended December 31, 2015, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Price
Nonvested as of December 31, 2014	398,460	77.46
Granted	135,150	$72.24
Vested	(145,732)	$74.04
Nonvested as of December 31, 2015	387,878	$76.93
During the years ended December 31, 2015, 2014 and 2013, the total grant date fair value of restricted stock that vested was $10.8 million, $3.7 million and $3.7 million, respectively. During the year ended December 31, 2012, the Company accelerated the vesting date for all restricted stock and restricted stock units that were scheduled to vest in 2013 and 2014 into 2012. During the year ended December 31, 2013, the Company recognized additional compensation expense of $3.3 million as a consequence of a partial acceleration of the vesting of restricted stock upon the Company's restricted stockholders receiving one fully vested Era share for each SEACOR restricted share held on the effective date of the Era Spin-off by means of a dividend.

During the year ended December 31, 2015, the number of shares, the weighted average grant date fair value and the weighted average exercise price on stock option transactions were as follows:

	Nonvested Options		Vested/Exercisable Options		Total Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, as of December 31, 2014	605,611	$24.51	940,897	$54.53	1,546,508	$62.04
Granted	192,350	$18.67	—	$—	192,350	$65.57
Vested	(226,737)	$23.79	226,737	$69.19	—	$—
Exercised	—	$—	(40,461)	$47.32	(40,461)	$47.32
Expired	—	$—	(7,498)	$82.14	(7,498)	$82.14
Outstanding, as of December 31, 2015	571,224	$22.83	1,119,675	$57.64	1,690,899	$62.70
During the years ended December 31, 2015, 2014 and 2013, the aggregate intrinsic value of exercised stock options was $1.0 million, $5.1 million and $10.5 million, respectively. As of December 31, 2015, the weighted average remaining contractual term for total outstanding stock options and vested/exercisable stock options was 5.18 and 3.88 years, respectively. As of December 31, 2015, the aggregate intrinsic value of all options outstanding and all vested/exercisable options outstanding was $4.2 million and $4.2 million, respectively.

15.	RELATED PARTY TRANSACTIONS
The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Companies controlled by Mr. Fabrikant,the Executive Chairman and Chief Executive Officer of SEACOR, and trusts for the benefit of Mr. Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. In the years ended December 31, 2015, 2014 and 2013, Mr. Fabrikant and his affiliates earned $1.3 million, $1.7 million and $0.9 million, respectively, of net barge pool results (after payment of $0.1 million, $0.2 million and $0.2 million, respectively, in management fees to the Company). As of December 31, 2015 and 2014, the Company owed Mr. Fabrikant and his affiliates $0.6 million and $1.1 million, respectively, for undistributed net barge pool results.
ICP manufactures and sells certain non-ethanol alcohol finished goods to the noncontrolling interest partner in ICP. During the years ended December 31, 2015, 2014 and 2013, the Company sold $38.9 million, $36.3 million and $6.6 million, respectively to the noncontrolling interest partner. As of December 31, 2015 and 2014, ICP had accounts receivable of $2.4 million and $3.3 million from the noncontrolling interest partner.
In December 2014 and January 2015, Mr. Fabrikant, Mr. Lorentzen, SEACOR's former CEO, and Mr. Gellert invested in newly formed limited liability companies that acquired limited partnership interests in OSV Partners from two limited partners of OSV Partners that are not affiliated with the Company and wished to dispose of their interests. Messrs. Fabrikant, Lorentzen and Gellert each invested $0.2 million in the aggregate in the newly formed limited liability companies and are committed to contribute additional capital to such companies if OSV Partners calls capital from its limited partners. The additional amounts Messrs. Fabrikant, Lorentzen and Gellert are committed to contribute are not material. The aggregate interests of OSV Partners acquired indirectly by Messrs. Fabrikant, Lorentzen and Gellert represents 1.7% of the limited partnership interests of OSV Partners. Certain subsidiaries of SEACOR own 30.4% of OSV Partners' limited partnership interests and the balance of such interests are owned by unaffiliated third parties. The general partner of OSV Partners is a joint venture managed by a subsidiary of SEACOR and an unaffiliated third party.
Mr. Fabrikant is also a director of Diamond Offshore Drilling, Inc. (“Diamond”), which is also a customer of the Company. The total amount earned from business conducted with Diamond did not exceed $5.0 million in any of the years ended December 31, 2015, 2014 and 2013.
Mr. Fabrikant is also a director of Era Group, which is also a customer of the Company. Furthermore, following the Era Spin-off, the Company has provided certain transition services to Era Group. The total amount earned from business conducted with Era, including transition services provided, did not exceed $5.0 million during the years ended December 31, 2015, 2014 and 2013.

16.	COMMITMENTS AND CONTINGENCIES
The Company's capital commitments as of December 31, 2015 by year of expected payment were as follows (in thousands):

	2016	2017	2018	2019	Total
Shipping Services	$170,576	$22,640	$—	$—	$193,216
Offshore Marine Services	76,957	34,681	22,545	8,145	142,328
Inland River Services	29,773	27,936	—	—	57,709
Illinois Corn Processing	3,238	—	—	—	3,238
Other	29	—	—	—	29
	$280,573	$85,257	$22,545	$8,145	$396,520
Shipping Services' capital commitments included three U.S.-flag product tankers, one U.S.-flag articulated tug barge and two U.S.-flag harbor tugs. Offshore Marine Services' capital commitments included seven fast support vessels, four supply vessels, two specialty offshore support vessels and three wind farm utility vessels. Inland River Services' capital commitments included 50 dry-cargo barges, one 30,000 barrel liquid tank barge and five inland river towboats. Approximately $6.8 million of the capital commitments may be terminated without further liability other than the payment of liquidated damages of $0.8 million. Subsequent to December 31, 2015, the Company committed to purchase one offshore support vessel and other equipment for $15.6 million.
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment, and response services by ORM during the Deepwater Horizon oil spill response and clean-up in the U.S. Gulf of Mexico. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig "Deepwater Horizon" in the U.S. Gulf of Mexico on April 20, 2010, MDL No. 2179 filed in the U.S. District Court for the Eastern District of Louisiana ("MDL"). The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action and pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL, discussed further below. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
On December 15, 2010, NRC, a subsidiary of the Company prior to the SES Business Transaction, and ORM were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The “B3” master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the “derivative immunity” and “implied preemption” arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and are still pending decision. On July 17, 2014, the Court issued a pretrial order that established a protocol for disclosures clarifying the basis for the “B3” claims asserted against the Clean-Up Responder Defendants, including ORM and NRC, in the MDL. Under this protocol, plaintiffs who satisfy certain criteria and believe they have specific evidence in support of their claims, including that any Clean-Up Responder Defendant(s) failed to act pursuant to the authority and direction of the federal government in conducting Deepwater Horizon oil spill remediation and clean-up operations, had to submit a sworn statement or face dismissal. Plaintiffs’ deadline to serve such sworn statements in support of their claims was September 22, 2014, with the exception of several Plaintiffs who were granted an extension until October 10, 2014. On November 14, 2014, the Clean-Up Responder Defendants and the Plaintiffs’ Steering Committee ("PSC") in the MDL submitted a joint report to the Court regarding claimants’ compliance with the pretrial order. In this joint report, the parties (i)

explained how they complied with the notice requirements of the Court’s July 17, 2014 pretrial order, (ii) noted that they had received 102 sworn statements in connection with this pretrial order, and (iii) provided the Court with an assessment of the sworn statements received. An additional sworn statement was received after the joint report was submitted. On January 7, 2016, the Court issued an Order to Show Cause (“OSC”) as to the B3 claims against the Clean-Up Responder Defendants, including ORM and NRC. The OSC ordered any plaintiff(s) opposed to the Court entering the proposed Order & Reasons (“O&R”) attached to the OSC to show cause, in writing, on or before January 28, 2016 why the Court should not dismiss their B3 claim(s) with prejudice for the reasons set forth in the O&R. The O&R addressed the pending summary judgment motions and stated, among other things, why the Clean-Up Responder Defendants are entitled to derivative immunity under the Clean Water Act and discretionary function immunity under the Federal Tort Claims Act, and why plaintiffs’ claims are preempted by the implied conflict preemption doctrine. The O&R also discussed the results of the protocol delineated in the Court’s July 17, 2014 pretrial order and concluded with the dismissal of all but eleven plaintiffs’ B3 claims against the Clean-Up Responder Defendants with prejudice. Following the issuance of the OSC, ORM and NRC complied with the same notice requirements delineated in the July 17, 2014 pretrial order and, along with the PSC, submitted a joint certification to that effect on January 15, 2016. Eight individual plaintiffs submitted responses to the OSC by the January 28, 2016 deadline, and the Clean-Up Responder Defendants submitted a response thereto on February 4, 2016. On February 16, 2016, the Court issued an order overruling the objections relayed in the eight individual Plaintiffs’ responses to the OSC, and then entered a dismissal order nearly identical to the O&R. Accordingly, the final Order & Reasons entered on February 16, 2016 dismissed all but eleven B3 claims against ORM and NRC with prejudice, whether by joinder in the master complaint, individual complaint, or otherwise. The Company is evaluating how this ruling will impact the individual civil actions discussed below. Further, the Court will now determine next steps in connection with the remaining B3 claims, which include several individual civil actions discussed herein, including the Wunstell Action. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Subsequent to the filing of the referenced master complaint, ten additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. By court order, all of these additional individuals' cases have been stayed until further notice. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 13, 2011, the Company was named as a defendant in Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), an action in which plaintiff, a former employee, alleges sustaining personal injuries in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case was subject to the MDL Court’s stay of individual proceedings, the employee moved to sever his case from the MDL on July 16, 2012, which the Court denied on March 5, 2013. The employee filed a motion asking the Court to reconsider, which was denied on May 3, 2013, and the employee filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) on May 22, 2013. On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction, which was granted on August 16, 2013. The same Company employee has also brought a claim in the M/V Seacor Vanguard vessel’s limitation action in the MDL which relates to any actions that may have been taken by vessels owned by the Company to extinguish the fire. On October 20, 2014, the Company moved for summary judgment, seeking dismissal with prejudice of all of the Company employee’s claims in the MDL in light of the Court’s prior rulings. On May 22, 2015, the employee filed an opposition to the Company's motion as well as a motion to be recognized as an opt-out plaintiff or extend the opt-out deadline in connection with the below-referenced Medical Settlement, and on May 29, 2015, the Company filed a reply brief in further support of its motion. On June 10, 2015, the Court granted the Company's motion for summary judgment, dismissing all of the employee's claims against the Company and/or the M/V Seacor Vanguard with prejudice, and denied the employee's May 22, 2015 motion regarding his opt-out position in connection with the Medical Settlement. Final judgments for all of the employee's claims were issued by the Court on June 17, 2015, and the employee filed his Notice of Appeal on July 7, 2015. Following the docketing of the employee’s appeals with the Fifth Circuit, the Company filed a motion to consolidate these appeals, which was granted on August 21, 2015. The employee filed his appellant brief in the consolidated appeal on October 23, 2015, the Company submitted its appellee brief on November 25, 2015, and the employee filed his reply brief on January 4, 2016. Oral argument has been tentatively scheduled for the week of April 4, 2016. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that sought to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.), which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation (“Cameron”), Halliburton Energy Services, Inc., and M-I L.L.C. (“M-I”) also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively “Weatherford”) had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. The remainder of the aforementioned cross-claims in Transocean's limitation action remain pending, although the Court has found Cameron and M-I to be not liable in connection with the Deepwater Horizon incident and resultant oil spill and dismissed these parties from the MDL. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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

As of December 31, 2015, the Company leases nine offshore support vessels, eight 30,000 barrel liquid tank barges, four inland river towboats, three U.S.-flag product tankers, nine U.S.-flag harbor tugs and certain facilities and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease terms. The leases generally contain purchase and lease renewal options or rights of first refusal with respect to the sale or lease of the equipment. The remaining lease terms of the U.S.-flag product tankers, which are subject to subleases, have durations of 81 and 97 months. The lease terms of the other equipment range in duration from one to 17 years. Certain of the equipment leases are the result of sale-leaseback transactions with finance companies (see Note 3) and certain of the gains arising from such sale-leaseback transactions have been deferred in the accompanying consolidated balance sheets and are being amortized as reductions in rental expense over the lease terms (see Note 1).
Total rental expense for the Company’s operating leases in 2015, 2014 and 2013 was $59.9 million, $66.8 million and $70.9 million, respectively. Future minimum payments in the years ended December 31 under operating leases that have a remaining term in excess of one year as of December 31, 2015 were as follows (in thousands):

	Total Minimum Payments	Non-cancelable Subleases(1)	Net Minimum Payments
2016	$64,260	$(17,392)	$46,868
2017	72,231	(17,345)	54,886
2018	70,348	(17,345)	53,003
2019	47,642	(17,345)	30,297
2020	43,018	(17,392)	25,626
Years subsequent to 2020	67,538	(41,390)	26,148
____________________

(1)	The total minimum offsetting payments to be received under existing long-term bareboat charter-out arrangements.

17.	MAJOR CUSTOMERS AND SEGMENT INFORMATION
The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2015
Operating Revenues:
External customers	368,744	227,601	227,142	166,905	64,344	—	1,054,736
Intersegment	124	2,881	—	—	146	(3,151)	—
	368,868	230,482	227,142	166,905	64,490	(3,151)	1,054,736
Costs and Expenses:
Operating	275,972	168,015	129,039	143,967	34,953	(3,341)	748,605
Administrative and general	53,085	15,567	26,215	2,307	26,642	32,795	156,611
Depreciation and amortization	61,729	28,632	26,296	3,902	1,716	3,712	125,987
	390,786	212,214	181,550	150,176	63,311	33,166	1,031,203
Gains (Losses) on Asset Dispositions and Impairments, Net	(17,017)	14,868	—	—	(259)	—	(2,408)
Operating Income (Loss)	(38,935)	33,136	45,592	16,729	920	(36,317)	21,125
Other Income (Expense):
Derivative gains (losses), net	(2,766)	294	—	(1,251)	(472)	2,099	(2,096)
Foreign currency losses, net	(27)	(3,726)	(30)	—	(47)	(922)	(4,752)
Other, net	261	—	2,053	4,112	52	295	6,773
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	8,757	(31,200)	(18,782)	—	811	—	(40,414)
Segment Profit (Loss)	(32,710)	(1,496)	28,833	19,590	1,264
Other Income (Expense) not included in Segment Profit							(51,848)
Less Equity in Losses included in Segment Profit							40,414
Loss Before Taxes and Equity Earnings							(30,798)

Capital Expenditures of Continuing Operations	87,765	69,736	134,581	4,712	409	(1,273)	295,930

As of December 31, 2015
Property and Equipment:
Historical cost	1,102,619	485,144	454,144	47,256	3,338	30,700	2,123,201
Accumulated depreciation	(546,962)	(171,271)	(239,076)	(19,390)	(2,834)	(14,648)	(994,181)
	555,657	313,873	215,068	27,866	504	16,052	1,129,020
Construction in progress	97,900	17,807	335,113	5,430	—	(1,645)	454,605
	653,557	331,680	550,181	33,296	504	14,407	1,583,625
Investments, at Equity, and Advances to 50% or Less Owned Companies	130,010	81,363	64,499	—	55,231	—	331,103
Inventories	4,000	1,493	701	18,574	—	—	24,768
Goodwill	—	2,364	1,852	—	48,124	—	52,340
Intangible Assets	1,049	5,961	—	—	19,382	—	26,392
Other current and long-term assets, excluding cash and near cash assets(3)	97,488	72,180	28,359	7,739	30,794	7,014	243,574
Segment Assets	886,104	495,041	645,592	59,609	154,035
Cash and near cash assets (3)							923,617
Total Assets							3,185,419
______________________

(1)	Operating revenues includes $154.8 million of tangible product sales and operating expenses includes $131.9 million of costs of goods sold.

(2)	Inventories include raw materials of $2.1 million and work in process of $1.5 million.

(3)	Cash and near cash assets includes cash, cash equivalents, marketable securities and construction reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2014
Operating Revenues:
External customers	529,761	249,288	214,316	236,293	89,736	—	1,319,394
Intersegment	183	3,862	—	—	—	(4,045)	—
	529,944	253,150	214,316	236,293	89,736	(4,045)	1,319,394
Costs and Expenses:
Operating	365,092	174,918	112,771	187,849	72,644	(3,902)	909,372
Administrative and general	58,353	15,937	24,518	2,177	25,137	38,816	164,938
Depreciation and amortization	64,615	29,435	28,420	4,119	1,329	3,901	131,819
	488,060	220,290	165,709	194,145	99,110	38,815	1,206,129
Gains (Losses) on Asset Dispositions and Impairments, Net	26,545	29,657	159	—	(1,077)	(3,306)	51,978
Operating Income (Loss)	68,429	62,517	48,766	42,148	(10,451)	(46,166)	165,243
Other Income (Expense):
Derivative gains (losses), net	(171)	—	—	(3,777)	270	(224)	(3,902)
Foreign currency losses, net	(1,375)	(3,335)	(40)	—	(155)	(1,430)	(6,335)
Other, net	14,671	(38)	(3,630)	660	(8,153)	(71)	3,439
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	10,468	6,673	(661)	—	(171)	—	16,309
Segment Profit (Loss)	92,022	65,817	44,435	39,031	(18,660)
Other Income (Expense) not included in Segment Profit							4,790
Less Equity Earnings included in Segment Profit							(16,309)
Income Before Taxes and Equity Earnings							163,235

Capital Expenditures of Continuing Operations	83,513	58,481	199,602	3,108	148	15,785	360,637

As of December 31, 2014
Property and Equipment:
Historical cost	1,060,986	491,079	453,862	47,256	3,613	30,161	2,086,957
Accumulated depreciation	(500,007)	(159,532)	(213,072)	(15,488)	(3,249)	(10,936)	(902,284)
	560,979	331,547	240,790	31,768	364	19,225	1,184,673
Construction in progress	87,935	27,415	201,554	718	234	144	318,000
	648,914	358,962	442,344	32,486	598	19,369	1,502,673
Investments, at Equity, and Advances to 50% or Less Owned Companies	115,436	103,688	222,420	—	42,613	—	484,157
Inventories	5,570	2,536	1,030	11,170	2,477	—	22,783
Goodwill	13,367	2,573	1,852	—	44,967	—	62,759
Intangible Assets	1,917	6,483	292	—	24,035	—	32,727
Other current and long-term assets, excluding cash and near cash assets(3)(4)	128,499	99,335	23,910	11,538	71,678	7,670	342,630
Segment Assets	913,703	573,577	691,848	55,194	186,368
Cash and near cash assets(3)							786,644
Total Assets							3,234,373
______________________

(1)	Operating revenues includes $224.4 million of tangible product sales and operating expenses includes $175.8 million of costs of goods sold.

(2)	Inventories include raw materials of $2.2 million and work in process of $1.7 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

(4)
Effective December 31, 2015, the Company adopted new accounting standards regarding the presentation of deferred debt issuance costs and deferred tax liabilities and assets (see Note 1). As a result, the Company has reclassified previously reported amounts to conform with its December 31, 2015 presentation.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2013
Operating Revenues:
External customers	567,148	212,726	194,184	193,682	79,532	—	1,247,272
Intersegment	115	2,887	—	—	—	(3,002)	—
	567,263	215,613	194,184	193,682	79,532	(3,002)	1,247,272
Costs and Expenses:
Operating	382,045	152,527	117,283	184,649	75,254	(2,887)	908,871
Administrative and general	60,279	15,410	22,073	2,031	6,296	35,259	141,348
Depreciation and amortization	65,424	28,461	31,299	5,797	378	3,159	134,518
	507,748	196,398	170,655	192,477	81,928	35,531	1,184,737
Gains on Asset Dispositions and Impairments, Net	28,664	6,555	240	—	1,907	141	37,507
Operating Income (Loss)	88,179	25,770	23,769	1,205	(489)	(38,392)	100,042
Other Income (Expense):
Derivative gains (losses), net	83	—	—	(2,078)	210	(6,538)	(8,323)
Foreign currency losses, net	(2,209)	(167)	(14)	—	(342)	(619)	(3,351)
Other, net	3	—	760	—	12	(189)	586
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	13,522	(7,626)	(2,945)	—	4,313	—	7,264
Segment Profit (Loss)	99,578	17,977	21,570	(873)	3,704
Other Income (Expense) not included in Segment Profit							(21,322)
Less Equity Earnings included in Segment Profit							(7,264)
Income Before Taxes, Equity Earnings and Discontinued Operations							67,632

Capital Expenditures of Continuing Operations	111,517	37,360	43,713	1,115	385	1,811	195,901

As of December 31, 2013
Property and Equipment
Historical cost	1,139,639	481,421	498,951	44,166	3,967	31,039	2,199,183
Accumulated depreciation	(471,590)	(147,698)	(223,667)	(11,390)	(662)	(11,323)	(866,330)
	668,049	333,723	275,284	32,776	3,305	19,716	1,332,853
Construction in progress	102,452	28,855	11,324	738	113	—	143,482
	770,501	362,578	286,608	33,514	3,418	19,716	1,476,335
Investments, at Equity, and Advances to 50% or Less Owned Companies	99,160	55,411	197,145	—	89,137	—	440,853
Inventories	6,315	2,279	1,329	16,172	1,520	—	27,615
Goodwill	13,367	2,766	1,852	—	—	—	17,985
Intangible Assets	3,650	7,568	859	7	339	—	12,423
Other current and long-term assets, excluding cash and near cash assets(3)(4)	149,239	69,267	15,097	5,409	47,584	15,717	302,313
Segment Assets	1,042,232	499,869	502,890	55,102	141,998
Cash and near cash assets(3)							825,641
Total Assets							3,103,165
______________________

(1)	Operating revenues includes $185.4 million of tangible product sales and operating expenses includes $176.4 million of costs of goods sold.

(2)	Inventories include raw materials of $1.8 million and work in process of $1.8 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

(4)
Effective December 31, 2015, the Company adopted new accounting standards regarding the presentation of deferred debt issuance costs and deferred tax liabilities and assets (see Note 1). As a result, the Company has reclassified previously reported amounts to conform with its December 31, 2015 presentation.

In the years ended December 31, 2015, 2014 and 2013, the Company did not earn revenues that were greater than or equal to 10% of total revenues from a single customer. For the years ended December 31, 2015, 2014 and 2013, approximately 29%, 30% and 32%, respectively, of the Company’s operating revenues were derived from its foreign operations. The Company’s foreign revenues are primarily derived from its Offshore Marine Services fleet and certain of its Inland River and Shipping Services fleets. These assets are highly mobile and regularly and routinely move between countries within a geographical region of the world. In addition, these assets may be redeployed among the geographical regions as changes in market conditions dictate. Because of this asset mobility, revenues and long-lived assets, primarily property and equipment, in any one country are not considered material. The following represents the Company’s revenues attributed by geographical region in which services are provided to customers for the years ended December 31 (in thousands):

	2015	2014	2013
Operating Revenues:
United States	$751,548	$925,750	$845,056
Africa, primarily West Africa	57,268	70,743	79,991
Europe, primarily North Sea	104,042	112,644	101,834
Asia	18,168	22,393	26,203
Middle East	46,877	47,205	51,930
Brazil, Mexico, Central and South America	76,404	140,460	142,258
Other	429	199	—
	$1,054,736	$1,319,394	$1,247,272
The Company’s long-lived assets are primarily its property and equipment that are employed in various geographical regions of the world. The following represents the Company’s property and equipment based upon the assets’ physical location as of December 31 (in thousands):

	2015	2014	2013
Property and Equipment:
United States	$1,181,586	$1,120,765	$1,094,370
Africa, primarily West Africa	73,406	82,495	73,137
Europe, primarily North Sea	72,544	75,382	93,713
Asia	13,067	19,807	21,485
Middle East	116,409	64,791	61,134
Brazil, Mexico, Central and South America	126,613	139,433	132,496
	$1,583,625	$1,502,673	$1,476,335

18.	DISCONTINUED OPERATIONS
On March 16, 2012, SEACOR completed the SES Business Transaction. During the year ended December 31, 2013, the final working capital settlements were completed resulting in a $1.0 million reduction of the gain, net of tax.
On December 31, 2012, SEACOR sold SEI, the Company's energy commodity and logistics business, to Par Petroleum. During the year ended December 31, 2013, the final working capital settlements were completed resulting in a $0.1 million reduction of the gain, net of tax.
On January 31, 2013, the Company completed the Era Spin-off, the company that operated SEACOR's Aviation Services business segment, by means of a dividend to SEACOR's shareholders of all the issued and outstanding common stock of Era Group. Era Group filed a Registration Statement on Form 10 with the SEC, describing the Era Spin-off, that was declared effective on January 14, 2013. Era Group is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol "ERA." During the year ended December 31, 2013, the Company provided for income taxes of $10.1 million relating to potential tax exposures surrounding the Era Spin-off.

For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of the SES Business, SEI and Era Group as discontinued operations. Summarized selected operating results of the discontinued operations for the year ended December 31, 2013 were as follows (in thousands):

SES Business
Other Expense, Net (including gain on sale of business)	$(1,537)
Income Tax Benefit	538
Net Loss	$(999)
SEI
Other Expense, Net (including gain on sale of business)	$(143)
Income Tax Benefit	50
Net Loss	$(93)
Era Group
Operating Revenues	$22,892
Costs and Expenses:
Operating	14,076
Administrative and general	2,653
Depreciation and amortization	3,875
20,604
Gains on Asset Dispositions	548
Operating Income	2,836
Other Expense, Net	(1,316)
Income Tax (Expense), Net	(10,818)
Equity in Earnings of 50% or Less Owned Companies	65
Net Loss	$(9,233)

19.	SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Supplemental information for the years ended December 31 was as follows (in thousands):

	2015	2014	2013
Income taxes paid	$23,791	$52,348	$4,285
Income taxes refunded	4,550	2,055	2,739
Interest paid, excluding capitalized interest	23,957	24,719	32,388
Schedule of Non-Cash Investing and Financing Activities:
Distribution of Era Group stock to shareholders	—	—	415,209
Company financed sale of equipment and real property	1,768	45,305	10,263
Reclassification of Dorian to marketable securities	102,509	—	—
Services received to settle notes receivable	2,500	—	—

20.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected financial information for interim quarterly periods is presented below (in thousands, except share data). Earnings per common share of SEACOR Holdings Inc. are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
2015
Operating Revenues	$250,631	$261,852	$281,609	$260,644
Operating Income (Loss)	(928)	28,221	7,499	(13,667)
Net Income (Loss)	(49,853)	16,405	(8,501)	(17,901)
Net Income (Loss) attributable to SEACOR Holdings Inc.	(56,865)	6,965	687	(19,569)
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(3.36)	$0.40	$0.04	$(1.10)
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(3.36)	$0.40	$0.04	$(1.10)
2014
Operating Revenues	$342,217	$338,936	$328,224	$310,017
Operating Income	57,416	50,870	32,707	24,250
Net Income	49,329	33,778	27,525	13,715
Net Income attributable to SEACOR Holdings Inc.	40,093	27,463	21,067	11,509
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$2.22	$1.43	$1.05	$0.57
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$1.85	$1.28	$0.98	$0.56

SEACOR HOLDINGS INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

Description	Balance Beginning of Year	Charges (Credits) to Cost and Expenses	Deductions(1)	Other(2)	Balance End of Year
Year Ended December 31, 2015
Allowance for doubtful accounts (deducted from trade and notes receivable)	$3,162	$842	$(997)	$(524)	$2,483
Inventory allowance (deducted from inventory)	$—	$670	$—	$—	$670
Year Ended December 31, 2014
Allowance for doubtful accounts (deducted from trade and notes receivable)	$1,162	$2,618	$(1,279)	$661	$3,162
Inventory allowance (deducted from inventory)	$26	$(26)	$—	$—	$—
Year Ended December 31, 2013
Allowance for doubtful accounts (deducted from trade and notes receivable)	$1,201	$170	$(209)	$—	$1,162
Inventory allowance (deducted from inventory)	$877	$(852)	$—	$—	$26
______________________

(1)	Trade receivable amounts deemed uncollectible that were removed from accounts receivable and allowance for doubtful accounts.

(2)	Other consists of balances from the consolidation or deconsolidation of certain Company subsidiaries.

EXHIBIT INDEX

Exhibit Number	Description
2.1*
Distribution Agreement dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on February 1, 2013).

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
4.1*
Supplemental Indenture dated September 24, 2009, between SEACOR Holdings Inc. and U.S. Bank, National Association, as trustee (including therein Form of Global Note 7.375% Senior Notes Due 2019) (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on September 24, 2009).

4.2*
Indenture dated as of December 11, 2012, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 2.5% Convertible Senior Notes Due 2027) (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 originally filed with the Commission on February 28, 2013 and as amended and filed with the Commission on May 6, 2013).

4.3*
Indenture dated as of November 13, 2013, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 3.00% Convertible Senior Notes due 2028) (incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Commission on March 3, 2014).

4.4
Note Purchase Agreement dated as of November 30, 2015, by and among SEACOR Marine Holdings Inc. and the Purchasers Identified on Schedule A thereto (including therein the form of SEACOR Marine Holdings Inc. 3.75% Convertible Senior Notes due 2022 (the "Subsidiary Convertible Senior Notes")).

4.5	Investment Agreement dated November 30, 2015, by and among SEACOR Holdings Inc., SEACOR Marine Holdings Inc. and the Investors named therein.
4.6	Exchange Agreement dated November 30, 2015, by and among SEACOR Marine Holdings Inc., SEACOR Holdings Inc. and the holders of the Subsidiary Convertible Senior Notes from time-to-time party thereto.
4.7	Registration Rights Agreement dated November 30, 2015, by and among SEACOR Marine Holdings Inc. and the holders of the Subsidiary Convertible Senior Notes from time-to-time party thereto.
4.8	Registration Rights Agreement dated November 30, 2015, by and among SEACOR Holdings Inc. and the holders of the Subsidiary Convertible Senior Notes from time-to-time party thereto.
10.1*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).
10.2*
License Agreement dated December 19, 1996, between SEACOR Holdings Inc., certain subsidiaries of SEACOR Holdings Inc. and Smit Intenationale N.V. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

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

Exhibit Number	Description
10.7*+	SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 13, 2007).
10.8*+
Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.9*+
Form of Stock Option Grant Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.10*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).
10.11*+
SEACOR Holdings Inc. 2009 Employee Stock Purchase Plan effective March 11, 2009 (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.12*+
SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through March 11, 2009) (incorporated herein by reference to Appendix B of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.13*+
Form of Restricted Stock Grant Agreement Pursuant to the SEACOR Holdings Inc. Amended 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Commission on February 25, 2011).

10.14*+
SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through April 23, 2012) (incorporated herein by reference to Appendix A of the Company's Proxy Statement on DEF 14-A filed with the Commission on April 30, 2012).

10.15*+
Form of Stock Option Grant Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. Amended 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on March 6, 2013).

10.16*
Form of Indemnification Agreement for Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on July 10, 2013).

10.17*
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

10.18*
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

10.19*
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

10.20*
Amended and Restated Transition Services Agreement dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the commission on February 1, 2013).

10.21*
Tax Matters Agreement dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the commission on February 1, 2013).

10.22*
Employee Matters Agreement, dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the commission on February 1, 2013).

10.23*+	SEACOR Holdings Inc. Management Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 10, 2014).
10.24*+	SEACOR Holdings Inc. 2014 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 10, 2014).

Exhibit Number	Description
10.25*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014).
10.26*+	Form of Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014).
10.27*+
Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2014).

10.28*
Credit Agreement dated as of April 15, 2015 among SEA-Vista I LLC, as Borrower, the Lenders from time to time parties thereto, JP Morgan Chase Bank, N.A., as Swingline Lender, JPMorgan Chase Bank, N.A., as Administrative Agent and Security Trustee for the Lenders, and JPMorgan Chase Bank, N.A., as issuing bank of the Letters of Credit (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the second quarter ended June 30, 2015 and filed with the Commission on July 29, 2015).

10.29+	Separation and Consulting Agreement dated January 27, 2016, by and between Paul Robinson and SEACOR Holdings Inc.
10.30+	Compensation Arrangements for the Executive Officers.
10.31+	Compensation of Non-Employee Directors.
21.1	List of Registrant’s Subsidiaries.
23.1	Consent of Independent Registered Certified Public Accounting Firm.
31.1	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.