Form 10-Q
period 2016-03-31
SEACOR HOLDINGS INC /NEW/
filed 2016-04-26
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of April 22, 2016 was 17,306,524. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$496,473	$530,009
Marketable securities	110,894	138,200
Receivables:
Trade, net of allowance for doubtful accounts of $2,764 and $2,483 in 2016 and 2015, respectively	130,731	159,076
Other	31,440	27,217
Inventories	18,431	24,768
Prepaid expenses and other	9,615	8,627
Total current assets	797,584	887,897
Property and Equipment:
Historical cost	2,015,205	2,123,201
Accumulated depreciation	(986,048)	(994,181)
	1,029,157	1,129,020
Construction in progress	484,472	454,605
Held for sale equipment	86,332	—
Net property and equipment	1,599,961	1,583,625
Investments, at Equity, and Advances to 50% or Less Owned Companies	334,370	331,103
Construction Reserve Funds	255,350	255,408
Goodwill	52,376	52,340
Intangible Assets, Net	25,750	26,392
Other Assets	46,496	48,654
	$3,111,887	$3,185,419
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$35,688	$35,531
Accounts payable and accrued expenses	50,660	71,952
Other current liabilities	107,811	92,677
Total current liabilities	194,159	200,160
Long-Term Debt	1,018,331	1,034,859
Exchange Option Liability on Subsidiary Convertible Senior Notes	5,747	5,611
Deferred Income Taxes	374,476	389,988
Deferred Gains and Other Liabilities	153,051	163,862
Total liabilities	1,745,764	1,794,480
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 37,845,556 and 37,684,829 shares issued in 2016 and 2015, respectively	379	377
Additional paid-in capital	1,508,981	1,505,942
Retained earnings	1,099,434	1,126,620
Shares held in treasury of 20,550,746 and 20,529,929 in 2016 and 2015, respectively, at cost	(1,357,809)	(1,356,499)
Accumulated other comprehensive loss, net of tax	(7,764)	(5,620)
	1,243,221	1,270,820
Noncontrolling interests in subsidiaries	122,902	120,119
Total equity	1,366,123	1,390,939
	$3,111,887	$3,185,419

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF LOSS (in thousands, except share data, unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Revenues	$213,928	$260,644
Costs and Expenses:
Operating	157,468	199,148
Administrative and general	35,704	38,887
Depreciation and amortization	30,989	31,430
	224,161	269,465
Gains (Losses) on Asset Dispositions and Impairments, Net	217	(4,846)
Operating Loss	(10,016)	(13,667)
Other Income (Expense):
Interest income	5,593	4,579
Interest expense	(11,935)	(10,512)
Debt extinguishment gains, net	3,223	—
Marketable security losses, net	(25,096)	(9,121)
Derivative gains (losses), net	2,620	(2,996)
Foreign currency gains (losses), net	37	(1,993)
Other, net	268	(44)
	(25,290)	(20,087)
Loss Before Income Tax Benefit and Equity in Earnings (Losses) of 50% or Less Owned Companies	(35,306)	(33,754)
Income Tax Benefit	(14,831)	(11,954)
Loss Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(20,475)	(21,800)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(49)	3,899
Net Loss	(20,524)	(17,901)
Net Income attributable to Noncontrolling Interests in Subsidiaries	6,662	1,668
Net Loss attributable to SEACOR Holdings Inc.	$(27,186)	$(19,569)

Basic Loss Per Common Share of SEACOR Holdings Inc.	$(1.62)	$(1.10)

Diluted Loss Per Common Share of SEACOR Holdings Inc.	$(1.62)	$(1.10)

Weighted Average Common Shares Outstanding:
Basic	16,817,368	17,777,725
Diluted	16,817,368	17,777,725

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Net Loss	$(20,524)	$(17,901)
Other Comprehensive Income (Loss):
Foreign currency translation losses	(1,868)	(3,734)
Derivative losses on cash flow hedges	(1,830)	(397)
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	224	148
Other	(5)	—
	(3,479)	(3,983)
Income tax benefit	1,154	1,255
	(2,325)	(2,728)
Comprehensive Loss	(22,849)	(20,629)
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	6,481	1,272
Comprehensive Loss attributable to SEACOR Holdings Inc.	$(29,330)	$(21,901)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2015	$377	$1,505,942	$1,126,620	$(1,356,499)	$(5,620)	$120,119	$1,390,939
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,133	—	—	1,133
Exercise of stock options	—	483	—	—	—	—	483
Director stock awards	—	55	—	—	—	—	55
Restricted stock	2	(1,170)	—	—	—	—	(1,168)
Purchase of conversion option in convertible debt, net of tax	—	(898)	—	—	—	—	(898)
Purchase of treasury shares	—	—	—	(2,396)	—	—	(2,396)
Amortization of share awards	—	4,522	—	—	—	—	4,522
Cancellation of restricted stock	—	47	—	(47)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(3,698)	(3,698)
Net income (loss)	—	—	(27,186)	—	—	6,662	(20,524)
Other comprehensive loss	—	—	—	—	(2,144)	(181)	(2,325)
Three Months Ended March 31, 2016	$379	$1,508,981	$1,099,434	$(1,357,809)	$(7,764)	$122,902	$1,366,123

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Net Cash Provided by Operating Activities	$42,446	$71,117
Cash Flows from Investing Activities:
Purchases of property and equipment	(47,436)	(47,430)
Proceeds from disposition of property and equipment	246	7,228
Investments in and advances to 50% or less owned companies	(7,953)	(16,734)
Return of investments and advances from 50% or less owned companies	1,136	16,953
Net repayments on revolving credit line to 50% or less owned companies	3,394	—
Payments received on third party leases and notes receivable, net	2,023	3,965
Net increase in restricted cash	—	(461)
Net (increase) decrease in construction reserve funds	58	(10,507)
Net cash used in investing activities	(48,532)	(46,986)
Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(32,647)	(7,396)
Net repayments under inventory financing arrangements	—	(1,219)
Proceeds from issuance of long-term debt, net of issue costs	12,373	4,435
Purchase of conversion option in convertible debt	(1,382)	—
Common stock acquired for treasury	(2,396)	(5,245)
Proceeds and tax benefits from share award plans	442	2,076
Distributions to noncontrolling interests	(3,698)	(7)
Net cash used in financing activities	(27,308)	(7,356)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(142)	(2,947)
Net Increase (Decrease) in Cash and Cash Equivalents	(33,536)	13,828
Cash and Cash Equivalents, Beginning of Period	530,009	434,183
Cash and Cash Equivalents, End of Period	$496,473	$448,011

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The condensed consolidated financial information for the three months ended March 31, 2016 and 2015 has been prepared by the Company and has not been audited by its independent registered certified public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of March 31, 2016, its results of operations for the three months ended March 31, 2016 and 2015, its comprehensive loss for the three months ended March 31, 2016 and 2015, its changes in equity for the three months ended March 31, 2016, and its cash flows for the three months ended March 31, 2016 and 2015. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the "Company" refers to SEACOR Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to "SEACOR" refers to SEACOR Holdings Inc. Capitalized terms used and not specifically defined herein have the same meaning given those terms in the Company's Annual report on Form 10-K for the year ended December 31, 2015.
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
As of March 31, 2016, deferred revenues of $6.8 million, included in other current liabilities in the accompanying condensed consolidated balance sheets, related to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the "Conveyance") in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to May 19, 2012 are subject to creditors' claims in bankruptcy court. The Company will recognize revenues when reasonably assured of a judgment in its favor. All costs and expenses related to these charters were recognized as incurred.
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

As of March 31, 2016, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the three months ended March 31, 2016, capitalized interest totaled $5.5 million.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the three months ended March 31, 2016 and 2015, the Company recognized impairment charges of $0.4 million and $6.6 million, respectively, related to long-lived assets held for use.
The Company had previously identified indicators of impairment for certain of its offshore support vessel classes operated by Offshore Marine Services as a result of continued weak market conditions from the decline in oil and gas prices. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. As a consequence, the Company estimated the undiscounted cash flows for those asset groups and determined that the carrying value of the long-lived assets would be recovered through the future operations of those asset groups. The preparation of the undiscounted cash flows required management to make certain estimates and assumptions on expected future rates per day worked and utilization levels of the vessel classes based on anticipated future offshore oil and gas exploration and production activity in the geographical regions where the Company operates. If difficult market conditions persist and an anticipated recovery is delayed beyond the Company's expectation, revisions to management's forecasts may result in the Company recording additional impairment charges related to its long-lived assets in future periods.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the fair value of the investment. An annual review is performed to consider, among other things, whether the carrying value of the investment is able to be recovered and whether or not the investee’s ability to sustain an earnings capacity would justify the carrying value of the investment. When the Company determines its investment in the 50% or less owned company is not recoverable or the decline in fair value is other-than-temporary, the investment is written down to fair value. Actual results may vary from the Company's estimates due to the uncertainty regarding the projected financial performance of 50% or less owned companies, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the 50% or less owned company. During the three months ended March 31, 2016 and 2015, the Company did not recognize any impairment charges related to its 50% or less owned companies.
Income Taxes. During the three months ended March 31, 2016, the Company's effective tax rate of 42.0% was primarily due to taxes not provided on income attributable to noncontrolling interests (see Note 8).

Deferred Gains. The Company has sold certain equipment to its 50% or less owned companies, entered into vessel sale-leaseback transactions with finance companies, and provided seller financing on sales of its equipment to third parties and its 50% or less owned companies. A portion of the gains realized from these transactions were deferred and recorded in deferred gains and other liabilities in the accompanying condensed consolidated balance sheets. Deferred gain activity related to these transactions for the three month ended March 31 was as follows (in thousands):

	2016	2015
Balance at beginning of period	$135,909	$159,911
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(5,658)	(5,641)
Amortization of deferred gains included in gains (losses) on asset dispositions and impairments, net	(623)	(1,048)
Deferred gains on held for sale equipment	(1,707)	—
Balance at end of period	$127,921	$153,222
Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Holdings Inc. Stockholders' Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Other	Other Comprehensive Loss
December 31, 2015	$(5,528)	$(116)	$24	$(5,620)	$(528)	$16
Other comprehensive loss	(1,689)	(1,606)	(3)	(3,298)	(179)	(2)	$(3,479)
Income tax benefit	591	562	1	1,154	—	—	1,154
Three Months Ended March 31, 2016	$(6,626)	$(1,160)	$22	$(7,764)	$(707)	$14	$(2,325)
Loss Per Share. Basic loss per common share of SEACOR is computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted loss per common share of SEACOR is computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock and if-converted methods. Dilutive securities for this purpose assumes restricted stock grants have vested, common shares have been issued pursuant to the exercise of outstanding stock options and common shares have been issued pursuant to the conversion of all outstanding convertible notes.

Computations of basic and diluted loss per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended March 31,
	Net Loss attributable to SEACOR	Average O/S Shares	Per Share
2016
Basic Weighted Average Common Shares Outstanding	$(27,186)	16,817,368	$(1.62)
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	—
Convertible Notes(2)	—	—
Diluted Weighted Average Common Shares Outstanding	$(27,186)	16,817,368	$(1.62)
2015
Basic Weighted Average Common Shares Outstanding	$(19,569)	17,777,725	$(1.10)
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	—
Convertible Notes(3)	—	—
Diluted Weighted Average Common Shares Outstanding	$(19,569)	17,777,725	$(1.10)
______________________

(1)
For the three months ended March 31, 2016, and 2015, diluted earnings per common share of SEACOR excluded 1,997,822 and 1,977,402, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the three months ended March 31, 2016, diluted earnings per common share of SEACOR excluded 3,379,393 common shares issuable pursuant to the Company's 2.5% Convertible Senior Notes, 1,825,326 common shares issuable pursuant to the Company's 3.0% Convertible Senior Notes and 2,243,500 common shares issuable pursuant to the Company's 3.75% Subsidiary Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

(3)
For the three months ended March 31, 2015, diluted earnings per common share of SEACOR excluded 4,200,525 common shares issuable pursuant to the Company's 2.5% Convertible Senior Notes and 1,825,326 common shares issuable pursuant to the Company's 3.0% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

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

2.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the three months ended March 31, 2016, capital expenditures were $47.4 million. Equipment deliveries during the three months ended March 31, 2016 included one wind farm utility vessel.
During the three months ended March 31, 2016, the Company sold other property and equipment for net proceeds of $0.1 million in cash. In addition, the Company recognized previously deferred gains of $0.6 million.
Held for sale equipment. On April 15, 2016, the Company sold 20 30,000 barrel tank barges, the rights to eight leased-in 30,000 barrel tank barges and 14 inland river towboats for $90.0 million. Included in the sold equipment are one 30,000 barrel tank barge and one towboat currently under construction. The Company is obligated to complete the construction of this equipment prior to delivery, and the estimated costs of completion are included in the Company's capital commitments (see Note 11).

3.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Falcon Global. Falcon Global was formed to construct and operate foreign-flag liftboats. During the three months ended March 31, 2016, the Company and its partner each contributed additional capital of $4.3 million in cash to Falcon Global.
SCFCo. SCFCo was established to operate inland river towboats and inland river dry-cargo barges on the Parana-Paraguay Rivers in South America and a terminal facility at Port Ibicuy, Argentina. During the three months ended March 31, 2016, the Company and its partner each contributed additional capital of $0.3 million in cash to SCFCo. As of March 31, 2016, the Company had outstanding loans and working capital advances to SCFCo of $26.1 million.
SEA-Access. SEA-Access owns and operates a U.S.-flag crude oil tanker. During the three months ended March 31, 2016, the Company received dividends of $1.5 million and capital distributions of $1.1 million from SEA-Access.
SeaJon. SeaJon owns an articulated tug-barge operating in the Great Lakes trade. During the three months ended March 31, 2016, the Company received dividends of $0.6 million from SeaJon.
Avion. Avion is a distributor of aircraft and aircraft related parts. During the three months ended March 31, 2016, the Company made advances of $3.0 million to Avion. As of March 31, 2016, the Company had $3.0 million of outstanding loans to Avion.
VA&E. VA&E primarily focuses on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product. The Company provides an unsecured revolving credit facility to VA&E for up to $6.0 million. During the three months ended March 31, 2016, VA&E borrowed $2.1 million and repaid $5.5 million on the revolving credit facility. As of March 31, 2016, the Company had outstanding advances of $3.6 million to VA&E.
Other. During the three months ended March 31, 2016, the Company made advances of $0.4 million to other 50% or less owned companies.
Guarantees. The Company has guaranteed the payment of amounts owed under a vessel charter, a construction contract and banking facilities by certain of its 50% or less owned companies. As of March 31, 2016, the total amount guaranteed by the Company under these arrangements was $55.2 million. In addition, as of March 31, 2016, the Company had uncalled capital commitments to two of its 50% or less owned companies totaling $1.9 million.

4.	LONG-TERM DEBT
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its 7.375% Senior Notes, 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and SEACOR common stock, par value $0.01 per share (“Common Stock”), (collectively the "Securities"), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of March 31, 2016, the Company's repurchase authority for the Securities was $165.9 million.
2.5% Convertible Senior Notes. During the three months ended March 31, 2016, the Company repurchased $20.2 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $18.9 million. Consideration of $17.5 million was allocated to the settlement of the long-term debt resulting in gains on debt extinguishment of $1.4 million included in the accompanying consolidated statements of loss. Consideration of $1.4 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes as included in the accompanying consolidated statements of changes in equity.
7.375% Senior Notes. During the three months ended March 31, 2016, the Company purchased $13.9 million in principal amount of its 7.375% Senior Notes for $11.9 million resulting in gains on debt extinguishment of $1.8 million included in the accompanying consolidated statements of loss.
SEA-Vista Credit Facility. During the three months ended March 31, 2016, SEA-Vista borrowed $5.0 million on the Revolving Loan and made scheduled repayments of $1.0 million on the Term A-1 Loan. As of March 31, 2016, SEA-Vista had $82.0 million of borrowing capacity under the SEA-Vista Credit Facility. Subsequent to March 31, 2016, SEA-Vista borrowed $32.0 million on the Revolving Loan.
ICP Revolving Credit Facility. As of March 31, 2016, ICP had no borrowings on the ICP Revolving Credit Facility and had $15.5 million of borrowing capacity.
Other. During the three months ended March 31, 2016, the Company made scheduled payments on other long-term debt of $2.2 million and received proceeds from the issuance of other long-term debt of $7.4 million, net of issuance costs of $0.1 million.

As of March 31, 2016, the Company had outstanding letters of credit totaling $25.0 million with various expiration dates through 2019 and had other labor and performance guarantees of $2.7 million.

5.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Exchange Option Liability on Subsidiary Convertible Senior Notes. The exchange option liability is carried at fair value and relates to a bifurcated embedded derivative in the Company's 3.75% Subsidiary Convertible Senior Notes. The activity of the exchange option liability for the three months ended March 31, 2016 was as follows:

Balance as of December 31, 2015	$5,611
Unrealized losses included in derivative gains (losses), net	136
Balance as of March 31, 2016	$5,747
Cash Flow Hedges. Certain of the Company's 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company's 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized losses on derivative instruments designated as cash flow hedges of $1.8 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively, as a component of other comprehensive income (loss). As of March 31, 2016, the interest rate swaps held by the Company's 50% or less owned companies were as follows:

•
MexMar had four interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.05% on the aggregate amortized notional value of $114.7 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Sea-Cat Crewzer II had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer II to pay a fixed rate of interest of 1.52% on the amortized notional value of $25.0 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Sea-Cat Crewzer had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer to pay a fixed rate of interest of 1.52% on the amortized notional value of $22.2 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
SeaJon had an interest rate swap agreement maturing in 2017 that calls for SeaJon to pay a fixed interest rate of 2.79% on the amortized notional value of $32.1 million and receive a variable interest rate based on LIBOR on the amortized notional value.

Other Derivative Instruments. Other derivative instruments not designated as hedging instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of March 31, 2016 were as follows (in thousands):

	Derivative Asset	Derivative Liability

Options on equities and equity indices	$—	$250
Forward currency exchange, option and future contracts	228	—
Interest rate swap agreements	—	212
Commodity swap, option and future contracts:
Exchange traded	199	1,413
	$427	$1,875

The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the three month ended March 31 as follows (in thousands):

	2016	2015
Options on equities and equity indices	$2,904	$(1,374)
Forward currency exchange, option and future contracts	45	(304)
Interest rate swap agreements	(6)	(9)
Commodity swap, option and future contracts:
Exchange traded	(187)	(2,184)
Non-exchange traded	—	875
	$2,756	$(2,996)
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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of March 31, 2016, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $2.0 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.
The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of March 31, 2016, the interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•
The Company had an interest rate swap agreement maturing in 2018 that calls for the Company to pay a fixed interest rate of 3.00% on the amortized notional value of $5.8 million and receive a variable interest rate based on Euribor on the amortized notional value.

•
OSV Partners had two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% on the aggregate amortized notional value of $41.8 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Dynamic Offshore had an interest rate swap agreement maturing in 2018 that calls for Dynamic Offshore to pay a fixed interest rate of 1.30% on the amortized notional value of $81.2 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Falcon Global had an interest rate swap agreement maturing in 2022 that calls for Falcon Global to pay a fixed interest rate of 2.06% on the amortized notional value of $62.5 million and receive a variable interest rate based on LIBOR on the amortized notional value.

The Company and certain of its 50% or less owned companies enters and settles positions in various exchange and non-exchange traded commodity swap, option and future contracts. ICP enters into exchange traded positions (primarily corn, ethanol and natural gas) to protect its raw material and finished goods inventory balances from market changes. VA&E enters into exchange traded positions to protect its fixed price future purchase and sale contracts for sugar as well as its inventory balances from market changes. As of March 31, 2016, the net market exposure to these commodities under these contracts was not material.

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
The Company’s financial assets and liabilities as of March 31, 2016 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$110,894	$—	$—
Derivative instruments (included in other receivables)	199	228	—
Construction reserve funds	255,350	—	—
LIABILITIES
Short sale of marketable securities(1) (included in other current liabilities)	5,053	—	—
Derivative instruments (included in other current liabilities)	1,663	212	—
Exchange option liability on subsidiary convertible senior notes	—	—	5,747
______________________

(1)
Marketable security losses, net include unrealized losses of $24.5 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively, related to marketable security positions held by the Company as of March 31, 2016.

Level 3 Inputs. The fair value of the exchange option liability on subsidiary convertible senior notes is estimated with significant inputs that are both observable and unobservable in the market and therefore is considered a Level 3 fair value measurement. Observable inputs include market quotes, current interest rates, benchmark yield curves, volatility, quoted prices of securities with similar characteristics and historical dividends. The significant unobservable input used in the fair value measurement is the probability assessment of a SMH Spin-off. In the fair value measurement, holding the observable inputs constant, a significant increase in the probability of a SMH Spin-off would result in a significantly lower exchange option liability.
The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2016 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$496,473	$496,473	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	16,045	see below
Notes receivable from third parties (included in other receivables and other assets)	22,574	see below
LIABILITIES
Long-term debt, including current portion(1)	1,054,019	—	1,019,076	—
______________________

(1)	The estimated fair value includes the embedded conversion options on the Company's 2.5% and 3.0% Convertible Senior Notes.
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

7.	STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its 7.375% Senior Notes, 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and Common Stock, (collectively the "Securities"), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of March 31, 2016, the Company's repurchase authority for the Securities was $165.9 million.
During the three months ended March 31, 2016, the Company purchased 47,455 shares of Common Stock for treasury for an aggregate purchase price of $2.4 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company's Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR's Board of Directors.

8.	NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company's consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests			March 31, 2016	December 31, 2015
Offshore Marine Services:
Windcat Workboats	25%			$6,682	$7,484
Other	1.8%	–	30%	267	470
Inland River Services:
Other	3.0%	–	51.8%	960	1,146
Shipping Services:
Sea-Vista	49%			95,118	88,290
Illinois Corn Processing	30%			19,392	22,272
Other	5.0%	–	14.6%	483	457
				$122,902	$120,119
Windcat Workboats. Windcat Workboats owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. As of March 31, 2016, the net assets of Windcat Workboats were $26.7 million. During the three months ended March 31, 2016, the net loss of Windcat Workboats was $2.5 million, of which $0.6 million was attributable to noncontrolling interests. During the three months ended March 31, 2015, the net income of Windcat Workboats was $2.3 million, of which $0.6 million was attributable to noncontrolling interests.
SEA-Vista. SEA-Vista owns and operates the Company's fleet of U.S.-flag product tankers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products. As of March 31, 2016, the net assets of SEA-Vista were $194.1 million. During the three months ended March 31, 2016, the net income of SEA-Vista was $13.9 million, of which $6.8 million was attributable to noncontrolling interests. During the three months ended March 31, 2015, the net loss of SEA-Vista was $0.1 million.
Illinois Corn Processing. ICP owns and operates an alcohol manufacturing, storage and distribution facility located in Pekin, IL. As of March 31, 2016, the net assets of ICP were $64.6 million. During the three months ended March 31, 2016, the net income of ICP was $1.4 million, of which $0.4 million was attributable to noncontrolling interests. During the three months ended March 31, 2015, the net income of ICP was $4.1 million, of which $1.2 million was attributable to noncontrolling interests.

9.	MULTI-EMPLOYER PENSION PLANS
AMOPP. During the three months ended March 31, 2016, the Company received notification from the AMOPP that the Company's withdrawal liability as of September 30, 2015 was $46.7 million based on an actuarial valuation performed as of that date. That liability may change in future years based on various factors, primarily employee census. As of March 31, 2016, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.

10.	SHARE BASED COMPENSATION
Transactions in connection with the Company’s share based compensation plans during the three months ended March 31, 2016 were as follows:

Director stock awards granted	875
Employee Stock Purchase Plan (“ESPP”) shares issued	27,538
Restricted stock awards granted	132,758
Restricted stock awards canceled	900
Stock Option Activities:
Outstanding as of December 31, 2015	1,690,899
Granted	46,165
Exercised	(27,094)
Forfeited	(18,760)
Expired	(74,602)
Outstanding as of March 31, 2016	1,616,608
Shares available for future grants and ESPP purchases as of March 31, 2016	651,493

11.	COMMITMENTS AND CONTINGENCIES
The Company's capital commitments as of March 31, 2016 by year of expected payment were as follows (in thousands):

	2016	2017	2018	2019	Total
Shipping Services	$150,476	$22,630	$—	$—	$173,106
Offshore Marine Services	55,545	38,847	29,199	10,123	133,714
Inland River Services	29,060	28,510	—	—	57,570
Illinois Corn Processing	3,399	—	—	—	3,399
Other	3	—	—	—	3
	$238,483	$89,987	$29,199	$10,123	$367,792
Shipping Services' capital commitments included three U.S.-flag product tankers, one U.S.-flag chemical and petroleum articulated tug barge and two U.S.-flag harbor tugs. Offshore Marine Services' capital commitments included eight fast support vessels, four supply vessels, two specialty offshore support vessels and one wind farm utility vessel. Inland River Services' capital commitments included 50 dry-cargo barges, one inland river 30,000 barrel liquid tank barge and five inland river towboats.
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the "Wunstell Action"), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment, and response services by ORM during the Deepwater Horizon oil spill response and clean-up in the U.S. Gulf of Mexico. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig "Deepwater Horizon" in the U.S. Gulf of Mexico on April 20, 2010, MDL No. 2179 filed in the U.S. District Court for the Eastern District of Louisiana ("MDL"). The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action and pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL, discussed further below. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
On December 15, 2010, NRC, a subsidiary of the Company prior to the SES Business Transaction, and ORM were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The "B3" master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action was stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the "derivative immunity" and "implied preemption" arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and taken under advisement. On July 17, 2014, the Court issued a pretrial order that established a protocol for disclosures clarifying the basis for the "B3" claims asserted against the Clean-Up Responder Defendants, including ORM and NRC, in the MDL. Under this protocol, plaintiffs who satisfy certain criteria and believe they have specific evidence in support of their claims, including that any Clean-Up Responder Defendant(s) failed to act pursuant to the authority and direction of the federal government in conducting Deepwater Horizon oil spill remediation and clean-up operations, had to submit a sworn statement or face dismissal. Plaintiffs’ deadline to serve such sworn statements in support of their claims was September 22, 2014, with the exception of several Plaintiffs who were granted an extension until October 10, 2014. On November 14, 2014, the Clean-Up Responder Defendants and the Plaintiffs’ Steering Committee ("PSC") in the MDL submitted a joint report to the Court regarding claimants’ compliance with the pretrial order. In this joint report, the parties (i) explained how they complied with the notice requirements of the Court’s July 17, 2014 pretrial order, (ii) noted that they had received 102 sworn statements in connection with this pretrial order, and (iii) provided the Court with an assessment of the sworn statements received. An additional sworn statement was received after the joint report was submitted. On January 7, 2016, the Court issued an Order to Show Cause ("OSC") as to the B3 claims against the Clean-Up Responder Defendants, including ORM and NRC. The OSC ordered any plaintiff(s) opposed to the Court entering the proposed Order & Reasons ("O&R") attached to the OSC to show cause, in writing, on or before January 28, 2016 why the Court should not dismiss their B3 claim(s) with prejudice for the reasons set forth in the O&R. The O&R addressed the pending summary judgment motions and stated, among other things, why the Clean-Up Responder Defendants are entitled to derivative immunity under the Clean Water Act and discretionary function immunity under the Federal Tort Claims Act, and why plaintiffs’ claims are preempted by the implied conflict preemption doctrine. The O&R also discussed the results of the protocol delineated in the Court’s July 17, 2014 pretrial order and concluded with the dismissal of all but eleven plaintiffs’ B3 claims against the Clean-Up Responder Defendants with prejudice. Following the issuance of the OSC, ORM and NRC complied with the same notice requirements delineated in the July 17, 2014 pretrial order and, along with the PSC, submitted a joint certification to that effect on January 15, 2016. Eight individual plaintiffs submitted responses to the OSC by the January 28, 2016 deadline, and the Clean-Up Responder Defendants submitted a response thereto on February 4, 2016. On February 16, 2016, the Court issued an order overruling the objections relayed in the eight individual Plaintiffs’ responses to the OSC, and then entered a dismissal order nearly identical to the O&R. Accordingly, the final Order & Reasons entered on February 16, 2016 dismissed all but eleven B3 claims against ORM and NRC with prejudice, whether by joinder in the master complaint, individual complaint, or otherwise (the "B3 Dismissal Order"). The deadline for Plaintiffs to appeal the B3 Dismissal Order has passed and the Company is evaluating how this ruling will impact the individual civil actions discussed below. Moreover, on April 8, 2016, the Court entered an order establishing a summary judgment briefing schedule as to the remaining eleven B3 claimants. Such summary judgment motions are to be filed by the Clean-Up Responder Defendants, including ORM and NRC, on May 9, 2016, with opposition and reply briefing to follow. This summary judgment briefing schedule pertains to several individual civil actions discussed herein, including the Wunstell Action. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from the remaining B3 claims, the Company does not expect they will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Subsequent to the filing of the referenced master complaint, ten additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. By court order, all of these additional individuals' cases were stayed upon consolidation with the MDL until further notice. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 13, 2011, the Company was named as a defendant in Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), an action in which plaintiff, a former employee, alleges sustaining personal injuries in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case was subject to the MDL Court’s stay of individual proceedings, the employee moved to sever his case from the MDL on July 16, 2012, which the Court denied on March 5, 2013. The employee filed a motion asking the Court to reconsider, which was denied on May 3, 2013, and the employee filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit") on May 22, 2013. On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction, which was granted on August 16, 2013. The same Company employee has also brought a claim in the M/V Seacor Vanguard vessel’s limitation action in the MDL which relates to any actions that may have been taken by vessels owned by the Company to extinguish the fire. On October 20, 2014, the Company moved for summary judgment, seeking dismissal with prejudice of all of the Company employee’s claims in the MDL in light of the Court’s prior rulings. On May 22, 2015, the employee filed an opposition to the Company's motion as well as a motion to be recognized as an opt-out plaintiff or extend the opt-out deadline in connection with the below-referenced Medical Settlement, and on May 29, 2015, the Company filed a reply brief in further support of its motion. On June 10, 2015, the Court granted the Company's motion for summary judgment, dismissing all of the employee's claims against the Company and/or the M/V Seacor Vanguard with prejudice, and denied the employee's May 22, 2015 motion regarding his opt-out position in connection with the Medical Settlement. Final judgments for all of the employee's claims were issued by the Court on June 17, 2015, and the employee filed his Notice of Appeal on July 7, 2015. Following the docketing of the employee’s appeals with the Fifth Circuit, the Company filed a motion to consolidate these appeals, which was granted on August 21, 2015. The employee filed his appellant brief in the consolidated appeal on October 23, 2015, the Company submitted its appellee brief on November 25, 2015, and the employee filed his reply brief on January 4, 2016. On April 6, 2016, the Fifth Circuit affirmed the district court's decision dismissing all of the employee's claims with prejiduce. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that sought to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.), which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. The Company is evaluating the impact of the B3 Dismissal Order and other developments in the MDL, including the settlements discussed below, on these individual actions. The Company is unable to estimate the potential exposure, if any, resulting from these matters, to the extent they remain viable, but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively "Transocean") named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation ("Cameron"), Halliburton Energy Services, Inc., and M-I L.L.C. ("M-I") also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. The remainder of the aforementioned cross-claims in Transocean's limitation action remain pending, although the Court has found Cameron and M-I to be not liable in connection with the Deepwater Horizon incident and resultant oil spill and dismissed these parties from the MDL. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.

On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the plaintiffs by exposing them to dispersants during the course and scope of their employment. The case was removed to the U.S. District Court for the Northern District of Florida on January 13, 2013, Abney et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00024 (N.D. Fla.), and on January 16, 2013, the United States Judicial Panel on Multidistrict Litigation ("JPML") issued a Conditional Transfer Order ("CTO") transferring the case to the MDL, subject to any timely-filed notice of objection from the plaintiffs. Upon receipt of a notice of objection from the plaintiffs, a briefing schedule was set by the JPML, and so a stay of proceedings and suspension of deadlines was sought and obtained by the Court in the U.S. District Court for the Northern District of Florida. Following briefing before the JPML, the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response. A CTO was issued by the JPML on May 2, 2013, no objection was filed by the plaintiffs, and the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on May 10, 2013. By court order, both of these matters have been stayed since they were consolidated with the MDL. The Company continues to evaluate the impact of the B3 Dismissal Order and other developments in the MDL, including the settlements discussed below, on these cases. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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

12.    SEGMENT INFORMATION
The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The following tables summarize the operating results, capital expenditures and assets of the Company's reportable segments.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2016
Operating Revenues:
External customers	59,853	39,028	57,055	49,609	8,383	—	213,928
Intersegment	26	586	—	—	36	(648)	—
	59,879	39,614	57,055	49,609	8,419	(648)	213,928
Costs and Expenses:
Operating	48,850	30,118	27,234	46,289	5,805	(828)	157,468
Administrative and general	12,398	3,912	6,918	656	4,223	7,597	35,704
Depreciation and amortization	14,838	7,137	6,562	1,053	455	944	30,989
	76,086	41,167	40,714	47,998	10,483	7,713	224,161
Gains (Losses) on Asset Dispositions and Impairments, Net	(380)	605	(6)	—	(2)	—	217
Operating Income (Loss)	(16,587)	(948)	16,335	1,611	(2,066)	(8,361)	(10,016)
Other Income (Expense):
Derivative gains (losses), net	2,898	—	—	(187)	—	(91)	2,620
Foreign currency gains (losses), net	(1,560)	1,437	(3)	—	(27)	190	37
Other, net	265	—	1	—	—	2	268
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,161	(2,778)	26	—	542	—	(49)
Segment Profit (Loss)	(12,823)	(2,289)	16,359	1,424	(1,551)
Other Income (Expense) not included in Segment Profit (Loss)							(28,215)
Less Equity Losses included in Segment Profit (Loss)							49
Loss Before Taxes and Equity Losses							(35,306)

Capital Expenditures	20,907	1,970	23,894	686	—	(21)	47,436

As of March 31, 2016
Property and Equipment:
Historical cost	1,099,063	379,310	451,347	51,341	3,053	31,091	2,015,205
Accumulated depreciation	(557,968)	(148,779)	(240,652)	(20,443)	(2,613)	(15,593)	(986,048)
	541,095	230,531	210,695	30,898	440	15,498	1,029,157
Construction in progress	117,809	9,136	357,296	2,031	—	(1,800)	484,472
Held for sale equipment	—	86,332	—	—	—	—	86,332
Net property and equipment	658,904	325,999	567,991	32,929	440	13,698	1,599,961
Investments, at Equity, and Advances to 50% or Less Owned Companies	135,406	79,478	63,365	—	56,121	—	334,370
Inventories	3,199	1,268	544	13,325	95	—	18,431
Goodwill	—	2,400	1,852	—	48,124	—	52,376
Intangible Assets	1,017	5,744	—	—	18,989	—	25,750
Other current and long-term assets, excluding cash and near cash assets(3)	93,050	45,383	26,319	7,969	33,524	12,037	218,282
Segment Assets	891,576	460,272	660,071	54,223	157,293
Cash and near cash assets(3)							862,717
Total Assets							3,111,887
______________________

(1)	Operating revenues includes $46.6 million of tangible product sales and operating expenses includes $43.3 million of costs of goods sold.

(2)	Inventories includes raw materials of $2.5 million and work in process of $1.5 million.

(3)	Cash and near cash assets includes cash, cash equivalents, marketable securities, and construction reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2015
Operating Revenues:
External customers	93,421	55,836	51,407	39,598	20,382	—	260,644
Intersegment	35	771	—	—	70	(876)	—
	93,456	56,607	51,407	39,598	20,452	(876)	260,644
Costs and Expenses:
Operating	74,355	41,513	37,131	33,118	13,830	(799)	199,148
Administrative and general	13,559	3,884	6,289	562	7,136	7,457	38,887
Depreciation and amortization	15,366	6,889	6,735	980	500	960	31,430
	103,280	52,286	50,155	34,660	21,466	7,618	269,465
Gains (Losses) on Asset Dispositions and Impairments, Net	(6,649)	1,803	—	—	—	—	(4,846)
Operating Income (Loss)	(16,473)	6,124	1,252	4,938	(1,014)	(8,494)	(13,667)
Other Income (Expense):
Derivative gains (losses), net	(9)	82	—	(828)	(776)	(1,465)	(2,996)
Foreign currency losses, net	(17)	(1,121)	(12)	—	(40)	(803)	(1,993)
Other, net	(146)	—	29	—	8	65	(44)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,975	(274)	1,141	—	57	—	3,899
Segment Profit (Loss)	(13,670)	4,811	2,410	4,110	(1,765)
Other Income (Expense) not included in Segment Profit (Loss)							(15,054)
Less Equity Earnings included in Segment Profit (Loss)							(3,899)
Loss Before Taxes and Equity Earnings							(33,754)

Capital Expenditures	24,128	3,916	18,180	776	3	427	47,430

As of March 31, 2015
Property and Equipment:
Historical cost	1,062,061	485,881	454,039	47,256	3,521	30,277	2,083,035
Accumulated depreciation	(504,926)	(162,581)	(219,662)	(16,468)	(3,236)	(11,896)	(918,769)
	557,135	323,300	234,377	30,788	285	18,381	1,164,266
Construction in progress	92,873	25,605	218,729	1,494	234	455	339,390
Net property and equipment	650,008	348,905	453,106	32,282	519	18,836	1,503,656
Investments, at Equity, and Advances to 50% or Less Owned Companies	118,253	101,344	221,658	—	42,493	—	483,748
Inventories	5,360	2,171	977	13,711	937	—	23,156
Goodwill	13,367	2,502	1,852	—	44,967	—	62,688
Intangible Assets	1,515	6,692	146	—	23,602	—	31,955
Other current and long-term assets, excluding cash and near cash assets(3)	98,766	63,768	24,866	11,421	71,436	2,053	272,310
Segment Assets	887,269	525,382	702,605	57,414	183,954
Cash and near cash assets(3)							792,438
Total Assets							3,169,951
______________________

(1)	Operating revenues includes $37.2 million of tangible product sales and operating expenses includes $30.7 million of costs of goods sold.

(2)	Inventories includes raw materials of $1.6 million and work in process of $1.7 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Overview
The Company’s operations are divided into four main business segments – Offshore Marine Services, Inland River Services, Shipping Services, and Illinois Corn Processing ("ICP"). The Company also has activities that are referred to and described under Other that primarily include emergency and crisis services, lending and leasing activities and noncontrolling investments in various other businesses.

Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months ("Current Year Quarter") ended March 31, 2016 compared with the three months ("Prior Year Quarter") ended March 31, 2015. See "Item 1. Financial Statements—Note 12. Segment Information" included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the same meaning as such defined terms used in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Offshore Marine Services

	Three Months Ended March 31,
	2016		2015
	$’000%		$’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	11,954	20	29,518	32
Africa, primarily West Africa	11,045	18	15,825	17
Middle East	10,500	18	11,572	12
Brazil, Mexico, Central and South America	3,234	5	9,816	11
Europe, primarily North Sea	21,408	36	24,502	26
Asia	1,738	3	2,223	2
	59,879	100	93,456	100
Costs and Expenses:
Operating:
Personnel	27,558	46	39,568	42
Repairs and maintenance	6,294	11	8,682	9
Drydocking	3,703	6	6,881	8
Insurance and loss reserves	1,878	3	2,570	3
Fuel, lubes and supplies	3,097	5	5,382	6
Leased-in equipment	4,382	7	6,799	7
Brokered vessel activity	95	—	—	—
Other	1,843	3	4,473	5
	48,850	81	74,355	80
Administrative and general	12,398	21	13,559	15
Depreciation and amortization	14,838	25	15,366	16
	76,086	127	103,280	111
Losses on Asset Dispositions and Impairments, Net	(380)	(1)	(6,649)	(7)
Operating Loss	(16,587)	(28)	(16,473)	(18)
Other Income (Expense):		—
Derivative gains (losses), net	2,898	5	(9)	—
Foreign currency losses, net	(1,560)	(2)	(17)	—
Other, net	265	—	(146)	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	2,161	4	2,975	3
Segment Loss(1)	(12,823)	(21)	(13,670)	(15)
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Charter Arrangement. The table below sets forth, for the periods indicated, operating revenues by charter arrangement.

	Three Months Ended March 31,
	2016		2015
	$’000%		$’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	11,042	18	27,516	29
Africa, primarily West Africa	11,139	19	15,459	17
Middle East	7,152	12	9,337	10
Brazil, Mexico, Central and South America	196	—	7,013	8
Europe, primarily North Sea	21,043	35	23,945	26
Asia	1,001	2	2,323	2
Total time charter	51,573	86	85,593	92
Bareboat charter	2,652	5	2,398	2
Brokered vessel activity	105	—	—	—
Other marine services	5,549	9	5,465	6
	59,879	100	93,456	100

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

	Three Months Ended March 31,
	2016	2015
Rates Per Day Worked:
Anchor handling towing supply	$21,719	$22,792
Fast support	7,587	9,426
Mini-supply	5,689	5,778
Standby safety	9,564	10,147
Supply	9,010	17,047
Towing supply	7,200	8,728
Specialty	12,403	14,537
Liftboats	15,150	21,951
Overall Average Rates Per Day Worked (excluding wind farm utility)	10,545	13,178
Wind farm utility	2,419	2,584
Overall Average Rates Per Day Worked	7,915	10,057
Utilization:
Anchor handling towing supply	47%	68%
Fast support	68%	80%
Mini-supply	79%	85%
Standby safety	79%	83%
Supply	11%	67%
Towing supply	45%	95%
Specialty	45%	27%
Liftboats	5%	28%
Overall Fleet Utilization (excluding wind farm utility)	52%	68%
Wind farm utility	65%	84%
Overall Fleet Utilization	56%	72%
Available Days:
Anchor handling towing supply	1,365	1,350
Fast support	2,093	2,129
Mini-supply	364	360
Standby safety	2,184	2,160
Supply	633	1,022
Towing supply	182	180
Specialty	273	270
Liftboats	1,365	1,350
Overall Fleet Available Days (excluding wind farm utility)	8,459	8,821
Wind farm utility	3,245	2,997
Overall Fleet Available Days	11,704	11,818
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $33.6 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $34.0 million lower in the Current Year Quarter compared with the Prior Year Quarter.

Excluding the contribution of the wind farm utility vessels, fleet utilization was 52% in the Current Year Quarter compared with 68% in the Prior Year Quarter, and average rates per day worked were $10,545 in the Current Year Quarter compared with $13,178 in the Prior Year Quarter, a decrease of $2,633 per day or 20%. The number of days available for charter were 8,459 in the Current Year Quarter compared with 8,821 in the Prior Year Quarter, a 362 day or 4% reduction.
In the U.S. Gulf of Mexico, time charter revenues were $16.5 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to a $7.2 million reduction from the liftboat fleet, a $3.7 million reduction from platform supply vessels, a $3.3 million reduction from fast support vessels, and a $2.3 million reduction from anchor handling towing supply vessels. Time charter revenues were $10.5 million lower due to reduced utilization, of which $7.5 million was a consequence of cold-stacking vessels and $3.0 million for vessels in active service. In addition, time charter revenues were $4.5 million lower due to net fleet dispositions and $1.9 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. Time charter revenues were $0.4 million higher due to an increase in average day rates. As of March 31, 2016, the Company had 21 of 32 owned and leased-in vessels cold-stacked in the region compared with seven of 34 as of March 31, 2015. Of the 21 vessels cold-stacked, eleven were liftboats.
In Africa, time charter revenues were $4.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $2.0 million lower due to reduced utilization primarily as a consequence of cold-stacking vessels, $2.2 million lower due to a decrease in average day rates and $0.1 million lower due to the repositioning of vessels between geographic regions. As of March 31, 2016, the Company had three of 15 owned and leased-in vessels cold-stacked in the region compared with none of 16 as of March 31, 2015.
In the Middle East, time charter revenues were $2.2 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $2.7 million lower due to reduced utilization, of which $0.6 million was a consequence of cold-stacking one vessel and $2.1 million for vessels in active service, and $1.3 million lower due to reduced average day rates. Time charter revenues were $1.0 million higher due to the repositioning of vessels between geographic regions and $0.8 million higher due to net fleet additions. As of March 31, 2016, the Company had one of 17 owned vessels cold-stacked in the region compared with none of 15 as of March 31, 2015.
In Brazil, Mexico, Central and South America, time charter revenues were $6.8 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $2.1 million lower due to fleet dispositions and $4.7 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix.
    In Europe, excluding wind farm utility vessels, time charter revenues were $1.6 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.5 million lower due to reduced utilization, $0.2 million lower due to reduced average day rates, and $0.9 million lower due to unfavorable changes in currency exchange rates. For the wind farm utility vessels, time charter revenues were $1.3 million lower. Time charter revenues were $1.6 million lower due to reduced utilization and $0.2 million lower due to unfavorable changes in currency exchange rates. Time charter revenues were $0.5 million higher due to fleet additions.
In Asia, time charter revenues were $1.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $1.1 million lower as a consequence of cold-stacking vessels and $0.2 million lower due to the repositioning of vessels between geographic regions. As of March 31, 2016, the Company had one of four owned vessels cold-stacked in the region compared with two of six as of March 31, 2015.
Operating Expenses. Operating expenses were $25.5 million lower in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, operating expenses were $5.7 million lower due to net fleet dispositions, $10.9 million lower as a consequence of cold-stacking vessels, $3.2 million lower for vessels in active service, and $5.7 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix.
Personnel costs were $2.5 million lower due to net fleet dispositions, $6.4 million lower due to the effect of cold-stacking vessels, $1.2 million lower for vessels in active service primarily due to favorable changes in currency exchange rates partially offset by increased seafarer compensation costs, and $1.9 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. Drydocking expenses were $1.1 million lower due to the effect of cold-stacking vessels, $1.7 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix and $0.4 million lower for vessels in active service primarily due to reduced expenditures in the U.S. Gulf of Mexico.
Administrative and General. Administrative and general expenses were $1.2 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to a reduction in shore side personnel costs.
Losses on Asset Dispositions and Impairments, net. During the Current Year Quarter, the Company recorded a $0.4 million impairment charge related to certain suspended offshore support vessel upgrades and other marine equipment spares. During the Prior Year Quarter, the Company recorded a $6.6 million impairment charge related to the suspended construction of two offshore support vessels.

Operating Loss. Excluding the impact of losses on asset dispositions and impairments, net, operating loss as a percentage of operating revenues was 27% in the Current Year Quarter compared with 11% in the Prior Year Quarter. The decline was primarily due to lower time charter revenues partially offset by reductions in drydocking expenses and daily running costs as a consequence of cold-stacking additional vessels.
Derivative gains (losses), net. During the Current Year Quarter, derivative gains, net were primarily due to unrealized gains on equity options.
Foreign currency losses, net. During the Current Year Quarter, foreign currency losses, net were primarily due to the weakening of the pound sterling in relation to the euro underlying certain of the Company's debt balances.
The composition of Offshore Marine Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2016
Anchor handling towing supply	13	1	4	—	18
Fast support	23	7	1	3	34
Mini-supply	4	2	—	1	7
Standby safety	24	1	—	—	25
Supply	7	12	1	3	23
Towing supply	2	1	—	—	3
Specialty	3	5	—	1	9
Liftboats	13	—	2	—	15
Wind farm utility	36	3	—	—	39
	125	32	8	8	173
2015
Anchor handling towing supply	13	1	4	—	18
Fast support	22	7	2	3	34
Mini-supply	4	2	—	1	7
Standby safety	24	1	—	—	25
Supply	7	12	5	3	27
Towing supply	2	1	—	—	3
Specialty	3	5	—	1	9
Liftboats	13	—	2	—	15
Wind farm utility	34	3	—	—	37
	122	32	13	8	175

Inland River Services

	Three Months Ended March 31,
	2016		2015
	$’000%		$’000%
Operating Revenues:
United States	39,365	99	56,073	99
Foreign	249	1	534	1
	39,614	100	56,607	100
Costs and Expenses:
Operating:
Barge logistics	14,674	37	25,133	44
Personnel	6,980	18	6,565	12
Repairs and maintenance	1,945	5	2,269	4
Insurance and loss reserves	1,026	3	1,189	2
Fuel, lubes and supplies	1,614	4	1,392	2
Leased-in equipment	1,800	4	2,131	4
Other	2,079	5	2,834	5
	30,118	76	41,513	73
Administrative and general	3,912	10	3,884	7
Depreciation and amortization	7,137	18	6,889	12
	41,167	104	52,286	92
Gains on Asset Dispositions	605	2	1,803	3
Operating Income (Loss)	(948)	(2)	6,124	11
Other Income (Expense):
Derivative gains, net	—	—	82	—
Foreign currency gains (losses), net	1,437	3	(1,121)	(2)
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(2,778)	(7)	(274)	(1)
Segment Profit (Loss)(1)	(2,289)	(6)	4,811	8
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended March 31,
	2016		2015
	$’000%		$’000%
Operating Revenues:
Dry-cargo barge pools	20,250	51	30,826	54
Charter-out of dry-cargo barges	903	2	912	2
Liquid unit tow operations	6,119	16	8,995	16
10,000 barrel liquid tank barge operations	—	—	5,006	9
Terminal operations	7,075	18	5,903	10
Fleeting operations	3,269	8	3,705	7
Inland river towboat operations and other activities	1,998	5	1,260	2
	39,614	100	56,607	100

Dry-Cargo Barge Pools Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry-cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	Three Months Ended March 31,
	2016		2015
	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	823	55	964	54
Non-Grain	677	45	809	46
	1,500	100	1,773	100

	Days		Days
Available barge days	51,870		51,480
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $17.0 million lower in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues from the dry-cargo barge pools were $10.6 million lower primarily due to reduced freight rates as a consequence of lower export demand and idling of equipment. As of March 31, 2016, approximately 20% of the Company's dry-cargo barge fleet was idled. Operating revenues from liquid unit tow operations were $2.9 million lower primarily due to higher equipment out-of-service time for repairs. Operating revenues from the 10,000 barrel tank barge operations were $5.0 million lower following the sale of equipment during the third quarter of 2015.
Operating Expenses. Operating expenses were $11.4 million lower in the Current Year Quarter compared with the Prior Year Quarter. Barge logistics expenses were $10.5 million lower primarily due to lower towing and switching costs as a consequence of lower activity levels and reduced fuel prices. Personnel costs were $0.4 million higher primarily due to operating two additional towboats. Repairs and maintenance costs were $0.3 million lower primarily due to U.S. Coast Guard inspections and related repair expenses in the Prior Year Quarter. Fuel, lubes and supplies were $0.2 million higher primarily due to the completion of machine and repair services provided to third parties. Other operating expenses were $0.8 million lower primarily due to reduced expenses associated with the 10,000 barrel tank barge equipment that was sold during the third quarter of 2015.
Gains on Asset Dispositions. During the Current Year Quarter, the Company recognized previously deferred gains of $0.6 million. During the Prior Year Quarter, the Company sold one 10,000 barrel liquid tank barge, twelve deck barges and other equipment for net proceeds of $7.0 million and gains of $0.8 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $1.0 million.
Operating Income (Loss). Operating loss as a percentage of operating revenues was 2% in the Current Year Quarter compared with operating income of 11% in the Prior Year Quarter. The decrease is primarily due to lower activity levels in the dry-cargo barge operations and higher equipment out-of-service time for repairs to the liquids unit tow equipment.
Foreign currency gains (losses), net. During the Current Year Quarter, foreign currency gains, net were primarily due to the strengthening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company's intercompany lease obligations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Current Year Quarter, equity in losses in 50% or less owned companies, net of tax, primarily relate to the Company's joint venture operating on the Parana-Paraguay River Waterway due to continued weakness in the iron ore and grain markets. The Company recognized interest income (not a component of segment profit) of $0.8 million during the Current Year Quarter on notes due from this 50% or less owned company.

Fleet Count
The composition of Inland River Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2016
Dry-cargo barges	645	258	—	523	1,426
Liquid tank barges:
10,000 barrel	18	—	—	—	18
30,000 barrel(1)	19	—	8	—	27
Specialty barges(2)	11	—	—	—	11
Towboats:
4,000 hp - 6,250 hp	2	11	4	—	17
Less than 3,200 hp(3)	15	2	—	—	17
	710	271	12	523	1,516
2015
Dry-cargo barges	645	258	2	534	1,439
Liquid tank barges:
10,000 barrel	44	—	—	1	45
30,000 barrel	19	—	8	—	27
Specialty barges(2)	7	—	—	—	7
Towboats:
4,000 hp - 6,250 hp	—	17	—	—	17
Less than 3,200 hp	13	2	—	—	15
	728	277	10	535	1,550
______________________

(1)	Included in held for sale equipment.

(2)	Includes non-certificated 10,000 and 30,000 barrel liquid tank barges.

(3)	Includes 13 in held for sale equipment.
Held for sale equipment. On April 15, 2016, the Company sold 20 30,000 barrel tank barges, the rights to eight leased-in 30,000 barrel tank barges and 14 inland river towboats for $90.0 million. Included in the sold equipment are one 30,000 barrel tank barge and one towboat currently under construction. The Company is obligated to complete the construction of this equipment prior to delivery, and the estimated costs of completion are included in the Company's capital commitments.

Shipping Services

	Three Months Ended March 31,
	2016		2015
	$’000%		$’000%
Operating Revenues:
United States	45,937	81	43,427	84
Foreign	11,118	19	7,980	16
	57,055	100	51,407	100
Costs and Expenses:
Operating:
Personnel	10,375	18	10,216	20
Repairs and maintenance	2,030	4	2,974	6
Drydocking	1,106	2	9,733	19
Insurance and loss reserves	1,010	2	1,067	2
Fuel, lubes and supplies	2,912	5	3,585	7
Leased-in equipment	6,153	11	5,891	11
Other	3,648	6	3,665	7
	27,234	48	37,131	72
Administrative and general	6,918	12	6,289	12
Depreciation and amortization	6,562	12	6,735	13
	40,714	72	50,155	97
Losses on Asset Dispositions	(6)	—	—	—
Operating Income	16,335	28	1,252	3
Other Income (Expense):
Foreign currency losses, net	(3)	—	(12)	—
Other, net	1	—	29	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	26	—	1,141	2
Segment Profit(1)	16,359	28	2,410	5
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended March 31,
	2016		2015
	$’000%		$’000%
Operating Revenues:
Petroleum Transportation:
Time charter	19,154	34	13,343	26
Bareboat charter	8,649	15	8,554	17
Harbor towing and bunkering	18,811	33	19,842	39
Short-sea transportation	9,884	17	9,327	18
Technical management services	557	1	341	—
	57,055	100	51,407	100
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $5.6 million higher in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues for petroleum transportation were $5.9 million higher primarily due to increased time charter rates for two U.S.-flag product tankers and no out-of-service days for drydocking in the Current Year Quarter. Operating revenues for harbor towing and bunkering were $1.1 million lower primarily due to a change in contract status for the Company’s bunkering operations in St. Eustatius from time charter to bareboat charter. Operating revenues for short-sea transportation were $0.6 million higher primarily due to higher cargo shipping demand.
Operating Expenses. Operating expenses were $9.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. Drydocking costs were $8.6 million lower primarily from drydocking two U.S.-flag product tankers in the Prior Year Quarter. Repair and maintenance costs were $0.9 million lower primarily due to fewer major repairs for harbor towing and bunkering. Fuel, lube and supplies were $0.7 million lower as a result of lower fuel prices.
Operating Income. Operating income as a percentage of operating revenues was 28% in the Current Year Quarter compared with 3% in the Prior Year Quarter. The increase was primarily due to higher time charter rates and lower drydocking costs for U.S.-flag product tankers.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax, in the Prior Year Quarter is primarily related to earnings from Dorian, which was reclassified to marketable securities during December 2015.
Fleet Count
The composition of Shipping Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Total
2016
Petroleum and Gas Transportation:
Product tankers - U.S.-flag	4	—	3	7
Crude oil tanker - U.S.-flag	—	1	—	1
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tug - U.S.-flag	—	1	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry-bulk articulated tug-barge - U.S.-flag	—	1	—	1
	35	10	12	57
2015
Petroleum and Gas Transportation:
Product tankers - U.S.-flag	4	—	3	7
Crude oil tanker - U.S.-flag	—	1	—	1
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tug - U.S.-flag	—	1	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry-bulk articulated tug-barge - U.S.-flag	—	1	—	1
	35	10	12	57
______________________

(1)	Roll On/Roll Off.

Illinois Corn Processing

	Three Months Ended March 31,
	2016		2015
	$’000%		$’000%
Operating Revenues:
United States	49,609	100	39,598	100
Costs and Expenses:
Operating	46,289	93	33,118	84
Administrative and general	656	2	562	1
Depreciation and amortization	1,053	2	980	3
	47,998	97	34,660	88
Operating Income	1,611	3	4,938	12
Other Expense:
Derivative losses, net(1)	(187)	—	(828)	(2)
Segment Profit(2)	1,424	3	4,110	10
______________________

(1)
ICP routinely enters into exchange traded positions (primarily corn, natural gas and ethanol derivatives) to offset its net commodity market exposure on raw material and finished goods inventory balances and forward purchase and sales commitments. As of March 31, 2016 and 2015, the net market exposure to corn under its contracts and its raw material and inventory balances was not material.

(2)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

Key Production and Sales Metrics. The table below sets forth, for the periods indicated, key production and sales metrics for Illinois Corn Processing:

	Three Months Ended March 31,
	2016	2015
Production Inputs:
Corn (average price per bushel)	$3.82	$3.92

Production Output Sold:
Alcohol (gallons in thousands)	23,419	15,272
Dried Distiller’s Grains with Solubles ("DDGS") (tons)	64,132	48,249

Production Output Sales Price (excluding freight):
Alcohol (per gallon)	$1.57	$1.87
Dried Distiller’s Grains with Solubles ("DDGS") (per ton)	$146.29	$165.86
Segment Profit. Segment profit was $1.4 million on operating revenues of $49.6 million in the Current Year Quarter compared with $4.1 million on operating revenues of $39.6 million in the Prior Year Quarter. Segment profit was lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to an industry wide decline in fuel ethanol margins as a consequence of production exceeding demand.

Other
Segment profit (loss) of the Company's Other activities was as follows:

	Three Months Ended March 31,
	2016	2015
	$’000	$’000
Emergency and crisis services	(1,891)	(767)
Other activities(1)(2)	340	(998)
	(1,551)	(1,765)
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See "Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries" included in Part I of this Quarterly Report on Form 10-Q.

(2)	The components of segment profit (loss) do not include interest income, which is a significant component of the Company's lending and leasing activities.
Corporate and Eliminations

	Three Months Ended March 31,
	2016	2015
	$’000	$’000
Corporate Expenses	(8,361)	(8,493)
Other Income (Expense):
Derivative losses, net	(91)	(1,465)
Foreign currency gains (losses), net	190	(803)
Other, net	2	65
Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended March 31,
	2016	2015
	$’000	$’000
Interest income	5,593	4,579
Interest expense	(11,935)	(10,512)
Debt extinguishment gains, net	3,223	—
Marketable security losses, net	(25,096)	(9,121)
	(28,215)	(15,054)
Debt Extinguishment Gains, net. During the Current Year Quarter, the Company purchased $13.9 million in principal amount of its 7.375% Senior Notes for $11.9 million and purchased $20.2 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $18.9 million resulting in gains on debt extinguishment of $3.2 million.
Marketable Security Losses, net. During the Current Year Quarter, marketable security losses, net included $21.7 million of unrealized losses on the Company's investment in 9,177,135 shares of Dorian, a publicly traded company on the New York Stock Exchange trading under the symbol "LPG."
Income Tax Benefit
During the Current Year Quarter, the Company's effective tax rate of 42.0% was primarily due to taxes not provided on income attributable to noncontrolling interests.
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
The Company's capital commitments as of March 31, 2016 by year of expected payment were as follows (in thousands):

	2016	2017	2018	2019	Total
Shipping Services	$150,476	$22,630	$—	$—	$173,106
Offshore Marine Services	55,545	38,847	29,199	10,123	$133,714
Inland River Services	29,060	28,510	—	—	$57,570
Illinois Corn Processing	3,399	—	—	—	$3,399
Other	3	—	—	—	$3
	$238,483	$89,987	$29,199	$10,123	$367,792
As of March 31, 2016, the Company had outstanding debt of $1,054.0 million, letters of credit totaling $25.0 million with various expiration dates through 2019 and other labor and performance guarantees totaling $2.7 million. The Company's long-term debt maturities, assuming payments made on the first available put date, are as follows (in thousands):

Remainder of 2016	$32,930
2017	457,842
2018	24,627
2019	201,847
2020	399,899
Years subsequent to 2020	8,807
$1,125,952
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its 7.375% Senior Notes, 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and Common Stock (collectively the "Securities"), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On February 26, 2016, SEACOR's Board of Directors increased the Company's repurchase authority for the Securities to $200.0 million. As of March 31, 2016, the Company's repurchase authority for the Securities was $165.9 million.
As of March 31, 2016, the Company held balances of cash, cash equivalents, marketable securities and construction reserve funds totaling $862.7 million. As of March 31, 2016, construction reserve funds of $255.4 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company has $97.5 million available under subsidiary credit facilities. Subsequent to March 31, 2016, SEA-Vista borrowed $32.0 million on the Revolving Loan.
On April 15, 2016, the Company sold 20 30,000 barrel tank barges, the rights to eight leased-in 30,000 barrel tank barges and 14 inland river towboats for $90.0 million. Included in the sold equipment are one 30,000 barrel tank barge and one towboat currently under construction. The Company is obligated to complete the construction of this equipment prior to delivery, and the estimated costs of completion are included in the Company's capital commitments.
Summary of Cash Flows

	Three Months Ended March 31,
	2016	2015
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	42,446	71,117
Investing Activities	(48,532)	(46,986)
Financing Activities	(27,308)	(7,356)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(142)	(2,947)
Increase (Decrease) in Cash and Cash Equivalents	(33,536)	13,828

Operating Activities
Cash flows provided by operating activities decreased by $28.7 million in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows provided by (used in) operating activities during the Current Year Quarter and Prior Year Quarter were as follows:

	Three Months Ended March 31,
	2016	2015
	$’000	$’000
Operating income before depreciation, amortization and gains (losses) on asset dispositions and impairments, net	20,756	22,609
Changes in operating assets and liabilities before interest and income taxes	14,235	22,350
Purchases of marketable securities	(6,732)	(20,404)
Proceeds from sale of marketable securities	9,169	28,491
Cash settlements on derivative transactions, net	(575)	1,538
Dividends received from 50% or less owned companies	2,010	7,627
Interest paid, excluding capitalized interest(1)	—	—
Income taxes paid, net of amounts refunded	(4,779)	3,000
Other	8,362	5,906
Total cash flows provided by operating activities	42,446	71,117
_____________________

(1)	During the Current Year Quarter and Prior Year Quarter, capitalized interest paid and included in purchases or property and equipment was $3.1 million and $1.3 million, respectively.
Operating income before depreciation, amortization and gains (losses) on asset dispositions and impairments, net was $1.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company's business segments.
Changes in operating assets and liabilities before interest and income taxes was primarily due to to lower working capital requirements as a consequence of reduced activity levels for Offshore Marine Services, Inland River Services and ICP in the Current Year Quarter and for Offshore Marine Services in the Prior Year Quarter.
During the Current Year Quarter, cash provided by operating activities included $6.7 million to purchase marketable security long positions. During the Current Year Quarter, cash provided by operating activities included $8.9 million received from the sale of marketable security long positions and $0.3 million received upon entering into marketable security short positions.
During the Prior Year Quarter, cash provided by operating activities included $18.8 million to purchase marketable security long positions and $1.6 million to cover marketable security short positions. During the Prior Year Quarter, cash provided by operating activities included $28.5 million received from the sale of marketable security long positions.
Investing Activities
During the Current Year Quarter, net cash used in investing activities was $48.5 million primarily as follows:

•	Capital expenditures were $47.4 million. Equipment deliveries during the period included one wind farm utility vessel.

•	The Company made investments in and advances to its 50% or less owned companies of $8.0 million, including $4.3 million in Falcon Global and $3.0 million in Avion.

•	The Company received $1.1 million from its 50% or less owned company SEA-Access.

•	The Company received net repayments on revolving credit lines to VA&E of $3.4 million.

•	The Company received $2.0 million of net payments on third party leases and notes receivable.
During the Prior Year Quarter, net cash used in investing activities was $47.0 million primarily as follows:

•	Capital expenditures were $47.4 million. Equipment deliveries during the period included one fast support vessel, one wind farm utility vessel and one inland river towboat.

•	The Company sold one 10,000 barrel inland liquid tank barge, twelve inland river deck barges and other property and equipment for net proceeds of $7.2 million.

•
The Company made investments in and advances to its 50% or less owned companies of $16.7 million, including $7.9 million in Mexmar, $6.7 million in Falcon Global, $1.0 million in SCFCo and $1.0 million in SeaJon II.

•	The Company received $17.0 million from its 50% or less owned companies, including $15.0 million from Mexmar and $2.0 million from Bunge-SCF Grain.

•	The Company made net investments of $4.0 million in third party leases and notes receivable.

•	Construction reserve funds account transactions included deposits of $14.9 million and withdrawals of $4.4 million.

•	Financing Activities
During the Current Year Quarter, net cash used in financing activities was $27.3 million. The Company:

•	purchased $13.9 million in principal amount of its 7.375% Senior Notes for $11.9 million;

•
purchased $20.2 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $18.9 million. Consideration of $17.5 million was allocated to the settlement of the long-term debt and $1.4 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes.

•	borrowed $5.0 million and repaid $1.0 million under the SEA-Vista Credit Facility;

•	issued other long-term debt of $7.4 million, net of issue costs of $0.1 million;

•	made other scheduled payments on long-term debt and capital lease obligations of $2.2 million;

•	distributed $3.7 million to non-controlling interests; and

•
acquired 47,455 shares of Common Stock for treasury for an aggregate purchase price of $2.4 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company's Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR's Board of Directors.

During the Prior Year Quarter, net cash used in financing activities was $7.4 million. The Company:

•	made scheduled payments on long-term debt and capital lease obligations of $1.9 million;

•	made net repayments on inventory financing arrangements of $1.2 million;

•	received advances of $4.4 million and made repayments of $5.5 million on Witt O'Brien's revolving credit facility;

•	received $2.1 million from share award plans;

•	acquired 33,354 shares of Common Stock for an aggregate purchase price of $2.3 million; and

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
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change in the Company's off-balance sheet arrangements during the Current Year Quarter.

Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change in the Company's contractual obligations and commercial commitments during the Current Year Quarter.
Contingencies
On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the "Wunstell Action"), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment, and response services by ORM during the Deepwater Horizon oil spill response and clean-up in the U.S. Gulf of Mexico. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig "Deepwater Horizon" in the U.S. Gulf of Mexico on April 20, 2010, MDL No. 2179 filed in the U.S. District Court for the Eastern District of Louisiana ("MDL"). The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP's Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experienced injuries similar to those of Mr. Wunstell. The Company believes this lawsuit has no merit and will continue to vigorously defend the action and pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM in connection with the Wunstell Action and claims asserted in the MDL, discussed further below. Although the Company is unable to estimate the potential exposure, if any, resulting from this matter, the Company does not expect it will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
On December 15, 2010, NRC, a subsidiary of the Company prior to the SES Business Transaction, and ORM were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall MDL. The "B3" master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action was stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against ORM and NRC in the master complaint have no merit and on February 28, 2011, ORM and NRC moved to dismiss all claims against them in the master complaint on legal grounds. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed (an amended decision was issued on October 4, 2011 that corrected several grammatical errors and non-substantive oversights in the original order). Although the Court refused to dismiss the referenced master complaint in its entirety at that time, the Court did recognize the validity of the "derivative immunity" and "implied preemption" arguments that ORM and NRC advanced and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert the arguments. The Court did, however, dismiss all state-law claims and certain other claims that had been asserted in the referenced master complaint, and dismissed the claims of all plaintiffs that have failed to allege a legally-sufficient injury. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their derivative immunity and implied preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and taken under advisement. On July 17, 2014, the Court issued a pretrial order that established a protocol for disclosures clarifying the basis for the "B3" claims asserted against the Clean-Up Responder Defendants, including ORM and NRC, in the MDL. Under this protocol, plaintiffs who satisfy certain criteria and believe they have specific evidence in support of their claims, including that any Clean-Up Responder Defendant(s) failed to act pursuant to the authority and direction of the federal government in conducting Deepwater Horizon oil spill remediation and clean-up operations, had to submit a sworn statement or face dismissal. Plaintiffs’ deadline to serve such sworn statements in support of their claims was September 22, 2014, with the exception of several Plaintiffs who were granted an extension until October 10, 2014. On November 14, 2014, the Clean-Up Responder Defendants and the Plaintiffs’ Steering Committee ("PSC") in the MDL submitted a joint report to the Court regarding claimants’ compliance with the pretrial order. In this joint report, the parties (i) explained how they complied with the notice requirements of the Court’s July 17, 2014 pretrial order, (ii) noted that they had received 102 sworn statements in connection with this pretrial order, and (iii) provided the Court with an assessment of the sworn statements received. An additional sworn statement was received after the joint report was submitted. On January 7, 2016, the Court issued an Order to Show Cause ("OSC") as to the B3 claims against the Clean-Up Responder Defendants, including ORM and NRC. The OSC ordered any plaintiff(s) opposed to the Court entering the proposed Order & Reasons ("O&R") attached to the OSC to show cause, in writing, on or before January 28, 2016 why the Court should not dismiss their B3 claim(s) with prejudice for the reasons set forth in the O&R. The O&R addressed the pending summary judgment motions and stated, among other things, why the Clean-Up Responder Defendants are entitled to derivative immunity under the Clean Water Act and discretionary function immunity under the Federal Tort Claims Act, and why plaintiffs’ claims are preempted by the implied conflict preemption doctrine. The O&R also discussed the results of the protocol delineated in the Court’s July 17, 2014 pretrial order and concluded with the dismissal of all but eleven plaintiffs’ B3 claims against the Clean-Up Responder Defendants with prejudice. Following the issuance of the OSC, ORM and NRC complied with the same notice requirements delineated in the July 17, 2014 pretrial order and, along with the PSC, submitted a joint certification to that effect on January 15, 2016. Eight individual plaintiffs submitted responses to the OSC by the January 28, 2016 deadline, and the Clean-Up Responder Defendants submitted a response thereto on February 4, 2016. On February 16, 2016, the Court issued an order overruling the objections relayed in the eight individual Plaintiffs’ responses to the OSC, and then entered a dismissal order nearly identical to the O&R. Accordingly, the final Order & Reasons entered on February 16, 2016 dismissed all but eleven B3 claims against ORM and NRC with prejudice, whether by joinder in the master complaint, individual complaint, or otherwise (the "B3 Dismissal Order"). The deadline for Plaintiffs to appeal the B3 Dismissal Order has passed and the Company is evaluating how this ruling will impact the individual civil actions discussed below. Moreover, on April 8, 2016, the Court entered an order establishing a summary judgment briefing schedule as to the remaining eleven B3 claimants. Such summary judgment motions are to be filed by the Clean-Up Responder Defendants, including ORM and NRC, on May 9, 2016, with opposition and reply briefing to follow. This summary judgment briefing schedule pertains to several individual civil actions discussed herein, including the Wunstell Action. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with these claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from the remaining B3 claims, the Company does not expect they will have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Subsequent to the filing of the referenced master complaint, ten additional individual civil actions have been filed in or removed to the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, ORM and/or NRC as defendants or third-party defendants and are part of the overall MDL. By court order, all of these additional individuals' cases were stayed upon consolidation with the MDL until further notice. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 13, 2011, the Company was named as a defendant in Mason v. Seacor Marine, LLC, No. 2:11-CV-00826 (E.D. La.), an action in which plaintiff, a former employee, alleges sustaining personal injuries in connection with responding to the explosion and fire, but also in the months thereafter in connection with the clean-up of oil and dispersants while a member of the crew of the M/V Seacor Vanguard. Although the case was subject to the MDL Court’s stay of individual proceedings, the employee moved to sever his case from the MDL on July 16, 2012, which the Court denied on March 5, 2013. The employee filed a motion asking the Court to reconsider, which was denied on May 3, 2013, and the employee filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit") on May 22, 2013. On July 24, 2013, the Company filed a motion to dismiss for lack of appellate jurisdiction, which was granted on August 16, 2013. The same Company employee has also brought a claim in the M/V Seacor Vanguard vessel’s limitation action in the MDL which relates to any actions that may have been taken by vessels owned by the Company to extinguish the fire. On October 20, 2014, the Company moved for summary judgment, seeking dismissal with prejudice of all of the Company employee’s claims in the MDL in light of the Court’s prior rulings. On May 22, 2015, the employee filed an opposition to the Company's motion as well as a motion to be recognized as an opt-out plaintiff or extend the opt-out deadline in connection with the below-referenced Medical Settlement, and on May 29, 2015, the Company filed a reply brief in further support of its motion. On June 10, 2015, the Court granted the Company's motion for summary judgment, dismissing all of the employee's claims against the Company and/or the M/V Seacor Vanguard with prejudice, and denied the employee's May 22, 2015 motion regarding his opt-out position in connection with the Medical Settlement. Final judgments for all of the employee's claims were issued by the Court on June 17, 2015, and the employee filed his Notice of Appeal on July 7, 2015. Following the docketing of the employee’s appeals with the Fifth Circuit, the Company filed a motion to consolidate these appeals, which was granted on August 21, 2015. The employee filed his appellant brief in the consolidated appeal on October 23, 2015, the Company submitted its appellee brief on November 25, 2015, and the employee filed his reply brief on January 4, 2016. On April 6, 2016, the Fifth Circuit affirmed the district court's decision dismissing all of the employee's claims with prejiduce. On April 15, 2011, ORM and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. ("BP Exploration"), et al., No. 2:11-CV-00863 (E.D. La.), which is a suit by a husband and wife who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) on behalf of 117 individual plaintiffs that sought to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter have since been granted leave to amend their complaint to include 410 additional individual plaintiffs. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.), which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. The Company is evaluating the impact of the B3 Dismissal Order and other developments in the MDL, including the settlements discussed below, on these individual actions. The Company is unable to estimate the potential exposure, if any, resulting from these matters, to the extent they remain viable, but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively "Transocean") named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean's own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation ("Cameron"), Halliburton Energy Services, Inc., and M-I L.L.C. ("M-I") also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC asserted counterclaims against those same parties for identical relief. Weatherford U.S., L.P. and Weatherford International, Inc. (collectively "Weatherford") had also filed cross-claims against ORM and NRC, but moved to voluntarily dismiss these cross-claims without prejudice on February 8, 2013. The Court granted Weatherford's motion that same day. The remainder of the aforementioned cross-claims in Transocean's limitation action remain pending, although the Court has found Cameron and M-I to be not liable in connection with the Deepwater Horizon incident and resultant oil spill and dismissed these parties from the MDL. As indicated above, the Company is unable to estimate the potential exposure, if any, resulting from these actions but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the plaintiffs by exposing them to dispersants during the course and scope of their employment. The case was removed to the U.S. District Court for the Northern District of Florida on January 13, 2013, Abney et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00024 (N.D. Fla.), and on January 16, 2013, the United States Judicial Panel on Multidistrict Litigation ("JPML") issued a Conditional Transfer Order ("CTO") transferring the case to the MDL, subject to any timely-filed notice of objection from the plaintiffs. Upon receipt of a notice of objection from the plaintiffs, a briefing schedule was set by the JPML, and so a stay of proceedings and suspension of deadlines was sought and obtained by the Court in the U.S. District Court for the Northern District of Florida. Following briefing before the JPML, the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response. A CTO was issued by the JPML on May 2, 2013, no objection was filed by the plaintiffs, and the case was transferred to the U.S. District Court for the Eastern District of Louisiana and consolidated with the MDL on May 10, 2013. By court order, both of these matters have been stayed since they were consolidated with the MDL. The Company continues to evaluate the impact of the B3 Dismissal Order and other developments in the MDL, including the settlements discussed below, on these cases. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.

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
For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change in the Company's exposure to market risk during the Current Year Quarter.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2016. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.
ITEM 1A.     RISK FACTORS
For a discussion of the Company’s risk factors, refer to Item 1A, Risk Factors, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in the Company's risk factors during the Current Year Quarter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)
January 1 – 31, 2016	—	$—	—	$77,641,980
February 1 – 29, 2016	—	$—	—	$200,000,000
March 1 – 31, 2016(2)	—	$—	—	$165,906,000
______________________

(1)
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its 7.375% Senior Notes, 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and Common Stock (collectively the "Securities"), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On February 26, 2016 SEACOR’s Board of Directors increased the Company's repurchase authority for the Securities to $200.0 million.

(2)
During the Current Year Quarter, the Company acquired $13.9 million in principal amount of its 7.375% Senior Notes and $20.2 million in principal amount of its 2.5% Convertible Senior Notes reducing the securities repurchase plan authority.

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

SEACOR Holdings Inc. (Registrant)

DATE:	April 26, 2016	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	April 26, 2016	By:	/S/ MATTHEW CENAC
Matthew Cenac, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.