Form 10-Q
period 2016-06-30
SEACOR HOLDINGS INC /NEW/
filed 2016-08-01
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of July 28, 2016 was 17,320,784. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$552,840	$530,009
Restricted cash	1,742	—
Marketable securities	87,701	138,200
Receivables:
Trade, net of allowance for doubtful accounts of $2,728 and $2,483 in 2016 and 2015, respectively	125,987	159,076
Other	34,319	27,217
Inventories	16,798	24,768
Prepaid expenses and other	10,157	8,627
Total current assets	829,544	887,897
Property and Equipment:
Historical cost	2,158,826	2,123,201
Accumulated depreciation	(997,214)	(994,181)
	1,161,612	1,129,020
Construction in progress	402,090	454,605
Net property and equipment	1,563,702	1,583,625
Investments, at Equity, and Advances to 50% or Less Owned Companies	325,386	331,103
Construction Reserve Funds	166,888	255,408
Goodwill	52,394	52,340
Intangible Assets, Net	24,116	26,392
Other Assets	39,287	48,654
	$3,001,317	$3,185,419
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$24,409	$35,531
Accounts payable and accrued expenses	55,971	71,952
Other current liabilities	98,706	92,677
Total current liabilities	179,086	200,160
Long-Term Debt	1,014,632	1,034,859
Exchange Option Liability on Subsidiary Convertible Senior Notes	8,171	5,611
Deferred Income Taxes	330,375	389,988
Deferred Gains and Other Liabilities	155,859	163,862
Total liabilities	1,688,123	1,794,480
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 37,873,330 and 37,684,829 shares issued in 2016 and 2015, respectively	379	377
Additional paid-in capital	1,510,623	1,505,942
Retained earnings	1,044,275	1,126,620
Shares held in treasury of 20,551,856 and 20,529,929 in 2016 and 2015, respectively, at cost	(1,357,876)	(1,356,499)
Accumulated other comprehensive loss, net of tax	(10,810)	(5,620)
	1,186,591	1,270,820
Noncontrolling interests in subsidiaries	126,603	120,119
Total equity	1,313,194	1,390,939
	$3,001,317	$3,185,419

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenues	$197,038	$281,609	$410,966	$542,253
Costs and Expenses:
Operating	143,882	207,743	301,350	406,891
Administrative and general	34,175	38,674	69,879	77,561
Depreciation and amortization	31,361	32,079	62,350	63,509
	209,418	278,496	433,579	547,961
Gains (Losses) on Asset Dispositions and Impairments, Net	(17,771)	4,386	(17,554)	(460)
Operating Income (Loss)	(30,151)	7,499	(40,167)	(6,168)
Other Income (Expense):
Interest income	5,020	4,474	10,613	9,053
Interest expense	(12,834)	(10,391)	(24,769)	(20,903)
Debt extinguishment gains (losses), net	1,615	(29,536)	4,838	(29,536)
Marketable security gains (losses), net	(23,951)	10,249	(49,047)	1,128
Derivative gains (losses), net	(1,555)	1,426	1,065	(1,570)
Foreign currency gains (losses), net	(22)	2,436	15	443
Other, net	(7,652)	4,433	(7,384)	4,389
	(39,379)	(16,909)	(64,669)	(36,996)
Loss Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	(69,530)	(9,410)	(104,836)	(43,164)
Income Tax Expense (Benefit)	(25,759)	155	(40,590)	(11,799)
Loss Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(43,771)	(9,565)	(64,246)	(31,365)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(7,162)	1,064	(7,211)	4,963
Net Loss	(50,933)	(8,501)	(71,457)	(26,402)
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	4,226	(9,188)	10,888	(7,520)
Net Income (Loss) attributable to SEACOR Holdings Inc.	$(55,159)	$687	$(82,345)	$(18,882)

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(3.26)	$0.04	$(4.88)	$(1.06)

Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(3.26)	$0.04	$(4.88)	$(1.06)

Weighted Average Common Shares Outstanding:
Basic	16,928,722	17,780,759	16,873,045	17,779,250
Diluted	16,928,722	18,082,464	16,873,045	17,779,250

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Loss	$(50,933)	$(8,501)	$(71,457)	$(26,402)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	(4,468)	4,289	(6,336)	555
Derivative losses on cash flow hedges	(1,838)	(288)	(3,668)	(685)
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	1,102	563	1,326	711
Other	(4)	—	(9)	—
	(5,208)	4,564	(8,687)	581
Income tax benefit (expense)	1,640	(1,434)	2,794	(179)
	(3,568)	3,130	(5,893)	402
Comprehensive Loss	(54,501)	(5,371)	(77,350)	(26,000)
Comprehensive Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	3,704	(8,723)	10,185	(7,451)
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	$(58,205)	$3,352	$(87,535)	$(18,549)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2015	$377	$1,505,942	$1,126,620	$(1,356,499)	$(5,620)	$120,119	$1,390,939
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,133	—	—	1,133
Exercise of stock options	—	1,301	—	—	—	—	1,301
Director stock awards	—	98	—	—	—	—	98
Restricted stock	2	(1,181)	—	—	—	—	(1,179)
Purchase of conversion option in convertible debt, net of tax	—	(3,243)	—	—	—	—	(3,243)
Purchase of treasury shares	—	—	—	(2,396)	—	—	(2,396)
Amortization of share awards	—	7,592	—	—	—	—	7,592
Cancellation of restricted stock	—	114	—	(114)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(3,701)	(3,701)
Net income (loss)	—	—	(82,345)	—	—	10,888	(71,457)
Other comprehensive loss	—	—	—	—	(5,190)	(703)	(5,893)
Six Months Ended June 30, 2016	$379	$1,510,623	$1,044,275	$(1,357,876)	$(10,810)	$126,603	$1,313,194

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Six Months Ended June 30,
	2016	2015
Net Cash Provided by Operating Activities	$46,801	$98,539
Cash Flows from Investing Activities:
Purchases of property and equipment	(204,074)	(132,128)
Proceeds from disposition of property and equipment	145,159	22,686
Investments in and advances to 50% or less owned companies	(10,458)	(26,845)
Return of investments and advances from 50% or less owned companies	7,559	38,527
Net repayments (borrowings) on revolving credit line to 50% or less owned companies	(1,099)	242
(Issuances of) payments received on third party leases and notes receivable, net	2,088	(2,451)
Net (increase) decrease in restricted cash	(1,742)	16,435
Net decrease in construction reserve funds and title XI reserve funds	88,520	2,891
Net cash provided by (used in) investing activities	25,953	(80,643)
Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(115,839)	(128,001)
Net repayments under inventory financing arrangements	—	(2,661)
Proceeds from issuance of long-term debt, net of issue costs	76,842	136,585
Purchase of conversion option in convertible debt	(4,990)	—
Common stock acquired for treasury	(2,396)	(22,889)
Proceeds and tax benefits from share award plans	1,249	3,149
Issuance of noncontrolling interests	—	400
Distributions to noncontrolling interests	(3,701)	(4,713)
Net cash used in financing activities	(48,835)	(18,130)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1,088)	(122)
Net Increase (Decrease) in Cash and Cash Equivalents	22,831	(356)
Cash and Cash Equivalents, Beginning of Period	530,009	434,183
Cash and Cash Equivalents, End of Period	$552,840	$433,827

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The condensed consolidated financial information for the three and six months ended June 30, 2016 and 2015 has been prepared by the Company and has not been audited by its independent registered certified public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of June 30, 2016, its results of operations for the three and six months ended June 30, 2016 and 2015, its comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, its changes in equity for the six months ended June 30, 2016, and its cash flows for the six months ended June 30, 2016 and 2015. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
As of June 30, 2016, deferred revenues of $6.8 million, included in other current liabilities in the accompanying condensed consolidated balance sheets, related to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the “Conveyance”) in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to May 19, 2012 are subject to creditors’ claims in bankruptcy court. The Company will recognize revenues when reasonably assured of a judgment in its favor. All costs and expenses related to these charters were recognized as incurred.
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

As of June 30, 2016, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore support vessels (excluding wind farm utility)	20
Wind farm utility vessels	10
Inland river dry-cargo barges	20
Inland river liquid tank barges	25
Inland river towboats	25
Product tankers - U.S.-flag	25
Short-sea Container/RORO(1) vessels	20
Harbor and offshore tugs	25
Ocean liquid tank barges	25
Terminal and manufacturing facilities	20
______________________

(1)	Roll on/Roll off (“RORO”).
Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the six months ended June 30, 2016, capitalized interest totaled $9.9 million.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value, if lower. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the six months ended June 30, 2016 and 2015, the Company recognized impairment charges of $21.3 million and $6.6 million, respectively, related to long-lived assets held for use.
The Company has identified indicators of impairment for certain of its offshore support vessel classes operated by Offshore Marine Services as a result of continued weak market conditions from the decline in oil and gas prices. As a consequence, the Company estimated the undiscounted cash flows and determined that for two vessel classes, its eight owned supply vessels and 13 owned liftboats, there is sufficient uncertainty as to whether or not their carrying value would be recovered through their future operations. During the six months ended June 30, 2016, the Company obtained independent appraisals for each of those vessel classes resulting in a $19.4 million impairment charge related to its 13 liftboats and associated intangible assets. In addition, the Company recognized a $1.9 million impairment charge related to the anticipated sales of one supply vessel and one mini-supply vessel and certain suspended offshore support vessel upgrades.
The preparation of the undiscounted cash flows requires management to make certain estimates and assumptions on expected future rates per day worked and utilization levels of all Offshore Marine Services’ vessel classes based on anticipated future offshore oil and gas exploration and production activity in the geographic regions where the Company operates. If difficult market conditions persist and an anticipated recovery is delayed beyond the Company’s expectation, revisions to management’s forecasts may result in the Company recording additional impairment charges related to its long-lived assets in future periods.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the fair value of the investment. An annual review is performed to consider, among other things, whether the carrying value of the investment is able to be recovered and whether or not the investee’s ability to sustain an earnings capacity would justify the carrying value of the investment. When the Company determines its investment in the 50% or less owned company is not recoverable or the decline in fair value is other-than-temporary, the investment is written down to fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding the projected financial performance of 50% or less owned companies, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the 50% or less owned company. During the six months ended June 30, 2016, the Company recognized a $0.3 million impairment charge, net of tax, related to one of its Offshore Marine Services 50% or less owned companies. During the six months ended June 30, 2015, the Company did not recognize any impairment charges related to its 50% or less owned companies.
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

	2016	2015
Balance at beginning of period	$135,909	$159,911
Adjustments to deferred gains arising from asset sales	9,003	2,035
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(11,467)	(11,273)
Amortization of deferred gains included in gains (losses) on asset dispositions and impairments, net	(1,246)	(4,597)
Other	(2,850)	—
Balance at end of period	$129,349	$146,076
Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Holdings Inc. Stockholders’ Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Other Comprehensive Loss
December 31, 2015	$(5,528)	$(116)	$24	$(5,620)	$(528)	$—	$16
Other comprehensive loss	(5,686)	(2,292)	(6)	(7,984)	(650)	(50)	(3)	$(8,687)
Income tax benefit	1,990	802	2	2,794	—	—	—	2,794
Six Months Ended June 30, 2016	$(9,224)	$(1,606)	$20	$(10,810)	$(1,178)	$(50)	$13	$(5,893)
Earnings (Loss) Per Share. Basic earnings (loss) per common share of SEACOR is computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings (loss) per common share of SEACOR is computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock and if-converted methods. Dilutive securities for this purpose assumes restricted stock grants have vested, common shares have been issued pursuant to the exercise of outstanding stock options and common shares have been issued pursuant to the conversion of all outstanding convertible notes.

Computations of basic and diluted earnings (loss) per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	Net Income (Loss) attributable to SEACOR	Average O/S Shares	Per Share	Net Loss Attributable to SEACOR	Average O/S Shares	Per Share
2016
Basic Weighted Average Common Shares Outstanding	$(55,159)	16,928,722	$(3.26)	$(82,345)	16,873,045	$(4.88)
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	—		—	—
Convertible Notes(2)	—	—		—	—
Diluted Weighted Average Common Shares Outstanding	$(55,159)	16,928,722	$(3.26)	$(82,345)	16,873,045	$(4.88)
2015
Basic Weighted Average Common Shares Outstanding	$687	17,780,759	$0.04	$(18,882)	17,779,250	$(1.06)
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	301,705		—	—
Convertible Notes(3)	—	—		—	—
Diluted Weighted Average Common Shares Outstanding	$687	18,082,464	$0.04	$(18,882)	17,779,250	$(1.06)
______________________

(1)
For the three months ended June 30, 2016 and 2015, diluted earnings per common share of SEACOR excluded 2,024,421 and 685,645, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive. For the six months ended June 30, 2016 and 2015, diluted earnings per common share of SEACOR excluded 2,024,421 and 2,017,788, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the three months ended June 30, 2016, diluted earnings per common share of SEACOR excluded 2,975,847 common shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes, 1,825,326 common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes and 2,243,500 common shares issuable pursuant to the Company’s 3.75% Subsidiary Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive. For the six months ended June 30, 2016, diluted earnings per common share of SEACOR excluded 3,177,620 common shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes, 1,825,326 common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes and 2,243,500 common shares issuable pursuant to the Company’s 3.75% Subsidiary Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

(3)
For the three and six months ended June 30, 2015, diluted earnings per common share of SEACOR excluded 4,200,525 common shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes and 1,825,326 common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

New Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. The core principal of the new standard is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company has not yet selected the method of adoption or determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.
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
On March 30, 2016, the FASB issued an amendment to the accounting standards, which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendment is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and early adoption is permitted. The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.

Reclassifications. Certain reclassifications of prior period information have been made to conform with the presentation of the current period information. These reclassifications had no effect on net income (loss) or cash flows as previously reported.

2.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2016, capital expenditures were $204.1 million. Equipment deliveries during the six months ended June 30, 2016 included one fast support vessel, one supply vessel, one wind farm utility vessel, one inland river towboat and two U.S.-flag product tankers. In addition, the Company received one U.S.-flag harbor tug as partial consideration for the sale of certain Inland River Services equipment as described below.
During the six months ended June 30, 2016, the Company sold two standby safety vessels, 20 30,000 barrel inland river liquid tank barges, the rights to eight leased-in 30,000 barrel inland river liquid tank barges, 14 inland river towboats, one U.S.-flag product tanker, one U.S.-flag harbor tug and other property and equipment for net proceeds of $153.9 million ($143.9 million in cash, $8.0 million in seller financing and one U.S.-flag harbor tug valued at $2.0 million) and gains of $11.5 million, of which $2.5 million were recognized currently and $9.0 million were deferred (see Note 1). In addition, the Company recognized previously deferred gains of $1.2 million. Equipment dispositions included one 30,000 barrel inland river liquid tank barge and one towboat currently under construction and the sale-leaseback of one U.S.-flag product tanker for $61.0 million with a leaseback term of 76 months. The Company also received $1.2 million of deposits on future equipment sales.

3.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Falcon Global. Falcon Global was formed to construct and operate foreign-flag liftboats. During the six months ended June 30, 2016, the Company and its partner each contributed additional capital of $6.0 million in cash to Falcon Global.
Other Offshore Marine Services. During the six months ended June 30, 2016, the Company made capital contributions of $0.2 million and received dividends of $0.4 million from its other 50% or less owned companies. During the six months ended June 30, 2016, equity in losses of 50% or less owned companies, net of tax, included $3.0 million for the Company’s proportionate share of impairment charges associated with its joint ventured fleet and $0.3 million for an other-than-temporary decline in the fair value of one of its investments in a 50% or less owned company.
SCFCo. SCFCo was established to operate inland river towboats and inland river dry-cargo barges on the Parana-Paraguay Rivers in South America and a terminal facility at Port Ibicuy, Argentina. During the six months ended June 30, 2016, the Company and its partner each contributed additional capital of $0.8 million in cash to SCFCo. As of June 30, 2016, the Company had outstanding loans and working capital advances to SCFCo of $26.9 million.
SEA-Access. SEA-Access owns and operates a U.S.-flag crude oil tanker. During the six months ended June 30, 2016, the Company received dividends of $2.0 million and capital distributions of $7.6 million from SEA-Access.
SeaJon. SeaJon owns an articulated tug-barge operating in the Great Lakes trade. During the six months ended June 30, 2016, the Company received dividends of $0.6 million from SeaJon.
Avion. Avion is a distributor of aircraft and aircraft related parts. During the six months ended June 30, 2016, the Company made advances of $3.0 million to Avion. As of June 30, 2016, the Company had $3.0 million of outstanding loans to Avion.
VA&E. VA&E primarily focuses on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product. The Company provides an unsecured revolving credit facility to VA&E for up to $6.0 million. During the six months ended June 30, 2016, VA&E borrowed $10.0 million and repaid $8.9 million on the revolving credit facility. As of June 30, 2016, the Company had outstanding advances of $8.2 million to VA&E.
Other. During the six months ended June 30, 2016, the Company made capital contributions and advances of $0.4 million to other 50% or less owned companies.
Guarantees. The Company has guaranteed the payment of amounts owed under a vessel charter, a construction contract and banking facilities by certain of its 50% or less owned companies. As of June 30, 2016, the total amount guaranteed by the Company under these arrangements was $82.6 million. In addition, as of June 30, 2016, the Company had uncalled capital commitments to three of its 50% or less owned companies totaling $3.0 million.

4.	LONG-TERM DEBT
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire SEACOR’s common stock, par value $0.01 per share (“Common Stock”), 7.375% Senior Notes, 3.0% Convertible Senior Notes, and 2.5% Convertible Senior Notes (collectively the “Securities”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of June 30, 2016, the Company’s repurchase authority for the Securities was $105.9 million.
2.5% Convertible Senior Notes. During the six months ended June 30, 2016, the Company repurchased $76.0 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $73.8 million. Consideration of $68.8 million was allocated to the settlement of the long-term debt resulting in gains on debt extinguishment of $2.7 million included in the accompanying condensed consolidated statements of income (loss). Consideration of $5.0 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes as included in the accompanying condensed consolidated statements of changes in equity. The outstanding principal amount of these notes was $208.5 million as of June 30, 2016.
7.375% Senior Notes. During the six months ended June 30, 2016, the Company purchased $22.6 million in principal amount of its 7.375% Senior Notes for $20.3 million resulting in gains on debt extinguishment of $2.1 million included in the accompanying condensed consolidated statements of income (loss). The outstanding principal amount of these notes was $173.4 million as of June 30, 2016.
Windcat Workboats Credit Facility. On May 24, 2016, Windcat Workboats entered into a €25.0 million revolving credit facility secured by the Company’s wind farm utility vessel fleet. Borrowings under the facility bear interest at variable rates based on EURIBOR plus a margin ranging from 3.00% to 3.30% per annum plus mandatory lender costs. A quarterly commitment fee is payable based on the unfunded portion of the commitment amount at rates ranging from 1.20% to 1.32% per annum. During the six months ended June 30, 2016, Windcat Workboats drew $23.5 million (€21.0 million) under the facility to repay all of its then outstanding debt totaling $22.9 million and incurred issuance costs of $0.6 million related to this facility.
Sea-Cat Crewzer III Term Loan Facility. On April 21, 2016, Sea-Cat Crewzer III LLC (“Sea-Cat Crewzer III”) entered into a €27.6 million term loan facility (payable in US dollars) secured by the Company’s vessels currently under construction. Borrowings under the facility bear interest at a Commercial Interest Reference Rate, currently 2.76%. A quarterly commitment fee is payable based on the unfunded portion of the commitment amount at a rate of 0.45%. During the six months ended June 30, 2016, Sea-Cat Crewzer III incurred issuance costs of $0.5 million related to this facility. Subsequent to June 30, 2016, Sea-Cat Crewzer III drew $8.9 million related to this facility.
SEA-Vista Credit Facility. During the six months ended June 30, 2016, SEA-Vista borrowed $47.0 million on the Revolving Loan and made scheduled repayments of $1.9 million on the Term A-1 Loan. As of June 30, 2016, SEA-Vista had $40.0 million of borrowing capacity under the SEA-Vista Credit Facility. Subsequent to June 30, 2016, SEA-Vista borrowed $19.0 million on the Revolving Loan.
ICP Revolving Credit Facility. As of June 30, 2016, ICP had $15.7 million of borrowing capacity under this facility.
Other. During the six months ended June 30, 2016, the Company made scheduled payments on other long-term debt of $1.9 million and received proceeds from the issuance of other long-term debt of $7.5 million, net of issuance costs of $0.1 million. As of June 30, 2016, the Company had outstanding letters of credit totaling $26.2 million with various expiration dates through 2019 and other labor and performance guarantees of $1.8 million.

5.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of June 30, 2016 were as follows (in thousands):

	Derivative Asset(1)	Derivative Liability(2)
Derivatives designated as hedging instruments:
Forward currency exchange contracts (fair value hedges)	$—	$305
Interest rate swap agreements (cash flow hedges)	—	202

Derivatives not designated as hedging instruments:
Exchange option liability on subsidiary convertible senior notes	—	8,171
Options on equities and equity indices	—	75
Forward currency exchange, option and future contracts	—	45
Exchange traded commodity swap, option and future contracts	1,365	591
	$1,365	$9,389
______________________

(1)	Included in other receivables in the accompanying condensed consolidated balance sheets.

(2)	Included in other current liabilities in the accompanying condensed consolidated balance sheets, except for the exchange option liability on subsidiary convertible notes.
Fair Value Hedges. From time to time, the Company may designate certain of its foreign currency exchange contracts as fair value hedges in respect of capital commitments denominated in foreign currencies. By entering into these foreign currency exchange contracts, the Company may fix a portion of its capital commitments denominated in foreign currencies in U.S. dollars to protect against currency fluctuations. As of June 30, 2016, the Company had euro denominated forward currency exchange contracts with an aggregate U.S. dollar equivalent of $11.6 million related to offshore support vessels scheduled to be delivered in 2017. During the six months ended June 30, 2016, the fair value of these contracts decreased by $0.3 million and was included as an increase to the corresponding hedged equipment included in construction in progress in the accompanying condensed consolidated balance sheets.
Cash Flow Hedges. The Company and certain of the Company’s 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, these companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized losses on derivative instruments designated as cash flow hedges of $3.7 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively, as a component of other comprehensive income (loss). As of June 30, 2016, the interest rate swaps held by the Company and the Company’s 50% or less owned companies were as follows:

•
The Company had two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03)% on the aggregate notional value of €15.0 million ($16.7 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value.

•
MexMar had four interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.05% on the aggregate amortized notional value of $111.6 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Sea-Cat Crewzer II had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer II to pay a fixed rate of interest of 1.52% on the amortized notional value of $24.4 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Sea-Cat Crewzer had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer to pay a fixed rate of interest of 1.52% on the amortized notional value of $21.7 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
SeaJon had an interest rate swap agreement maturing in 2017 that calls for SeaJon to pay a fixed interest rate of 2.79% on the amortized notional value of $31.5 million and receive a variable interest rate based on LIBOR on the amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the six months ended June 30, 2016 as follows (in thousands):

	2016	2015
Exchange option liability on subsidiary convertible senior notes	$(2,560)	$—
Options on equities and equity indices	3,079	(442)
Forward currency exchange, option and future contracts	(107)	(302)
Interest rate swap agreements	(18)	(5)
Commodity swap, option and future contracts:
Exchange traded	671	(2,271)
Non-exchange traded	—	1,450
	$1,065	$(1,570)
The exchange option liability relates to a bifurcated embedded derivative in the Company’s 3.75% Subsidiary Convertible Senior Notes.
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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of June 30, 2016, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $2.1 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.
The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of June 30, 2016, the interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•
OSV Partners had two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% on the aggregate amortized notional value of $40.6 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Dynamic Offshore had an interest rate swap agreement maturing in 2018 that calls for Dynamic Offshore to pay a fixed interest rate of 1.30% on the amortized notional value of $78.8 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Falcon Global had an interest rate swap agreement maturing in 2022 that calls for Falcon Global to pay a fixed interest rate of 2.06% on the amortized notional value of $62.5 million and receive a variable interest rate based on LIBOR on the amortized notional value.

The Company and certain of its 50% or less owned companies enter and settle positions in various exchange and non-exchange traded commodity swap, option and future contracts. ICP enters into exchange traded positions (primarily corn, ethanol and natural gas) to protect its raw material and finished goods inventory balances from market changes. VA&E enters into exchange traded positions to protect its fixed price future purchase and sale contracts for sugar as well as its inventory balances from market changes. As of June 30, 2016, the net market exposure to these commodities under these contracts was not material.

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
The Company’s financial assets and liabilities as of June 30, 2016 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$87,701	$—	$—
Derivative instruments (included in other receivables)	1,365	—	—
Construction reserve funds	166,888	—	—
LIABILITIES
Short sale of marketable securities(1) (included in other current liabilities)	4,154	—	—
Derivative instruments (included in other current liabilities)	666	552	—
Exchange option liability on subsidiary convertible senior notes	—	—	8,171
______________________

(1)
Marketable security gains (losses), net include unrealized losses of $24.0 million and gains of $0.6 million for the three months ended June 30, 2016 and 2015, respectively, related to marketable security positions held by the Company as of June 30, 2016. Marketable security gains (losses), net include unrealized losses of $48.5 million and gains of $0.4 million for the six months ended June 30, 2016 and 2015, respectively, related to marketable security positions held by the Company as of June 30, 2016.

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
The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2016 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$554,582	$554,582	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	15,091	see below
Notes receivable from third parties (included in other receivables and other assets)	16,805	see below
LIABILITIES
Long-term debt, including current portion(1)	1,039,041	—	1,033,850	—
______________________

(1)	The estimated fair value includes the embedded conversion options on the Company’s 2.5% and 3.0% Convertible Senior Notes.
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
The Company’s non-financial assets and liabilities that were measured at fair value during the six months ended June 30, 2016 were as follows (in thousands):

	Level 1		Level 2	Level 3
ASSETS
Property and equipment(1)	$—		$2,053	$62,830
Intangible assets, net(1)	—		—	—
Investment at cost(2)	—		—	9,045
Investment at equity in a 50% or less owned company(3)	—		—	—
Notes receivable from third parties(4)	—	—	—	—
______________________

(1)
During the six months ended June 30, 2016, the Company recognized impairment charges of $19.4 million related to Offshore Marine Services’ liftboat fleet and associated intangible assets and $1.9 million related to the anticipated sale of two offshore support vessels and certain suspended offshore support vessel upgrades. The fair value of the two offshore support vessels was determined based on the contracted sales prices of the vessels. The fair value of the liftboats was determined based on a third-party valuation of the fleet using significant inputs that are unobservable in the market and therefore is considered a Level 3 fair value measurement. The significant unobservable inputs used in the fair value measurement were the construction costs of similar new equipment and estimated economic depreciation for comparably aged assets.

(2)
During the six months ended June 30, 2016, the Company identified indicators of impairment in one of its cost investments and, as a consequence, recognized an impairment charge of $1.0 million for an other-than-temporary decline in fair value. The fair value was determined by an appraisal of the vessels in the underlying cost investment using a mix of inputs that are unobservable in the market and therefore is considered a Level 3 fair value measurement.

(3)
During the six months ended June 30, 2016, the Company identified indicators of impairment in one of its 50% or less owned companies as a result of continuing weak market conditions and, as a consequence, recognized a $0.3 million impairment charge, net of tax, for an other-than-temporary decline in fair value. The investment was determined to have no value and the Company has suspended equity method accounting.

(4)
During the six months ended June 30, 2016, the Company recorded a $6.7 million reserve for one of its notes receivable from third parties following a decline in the underlying collateral value. The collateral was determined to have no value.

7.	STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Securities, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of June 30, 2016, the Company’s repurchase authority for the Securities was $105.9 million.
During the six months ended June 30, 2016, the Company purchased 47,455 shares of Common Stock for treasury for an aggregate purchase price of $2.4 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors.

8.	NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests			June 30, 2016	December 31, 2015
Offshore Marine Services:
Windcat Workboats	25%			$5,956	$7,484
Other	1.8%	–	30%	263	470
Inland River Services:
Other	3.0%	–	51.8%	951	1,146
Shipping Services:
Sea-Vista	49%			98,906	88,290
Illinois Corn Processing	30%			20,374	22,272
Other	5.0%	–	14.6%	153	457
				$126,603	$120,119

Windcat Workboats. Windcat Workboats owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. As of June 30, 2016, the net assets of Windcat Workboats were $23.8 million. During the six months ended June 30, 2016, the net loss of Windcat Workboats was $3.3 million, of which $0.8 million was attributable to noncontrolling interests. During the six months ended June 30, 2015, the net income of Windcat Workboats was $3.6 million, of which $0.9 million was attributable to noncontrolling interests.
SEA-Vista. SEA-Vista owns and operates the Company’s fleet of U.S.-flag product tankers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products. As of June 30, 2016, the net assets of SEA-Vista were $201.8 million. During the six months ended June 30, 2016, the net income of SEA-Vista was $21.7 million, of which $10.6 million was attributable to noncontrolling interests. During the six months ended June 30, 2015, the net loss of SEA-Vista was $25.9 million, of which $12.7 million was attributable to noncontrolling interests.
Illinois Corn Processing. ICP owns and operates an alcohol manufacturing, storage and distribution facility located in Pekin, IL. As of June 30, 2016, the net assets of ICP were $67.9 million. During the six months ended June 30, 2016, the net income of ICP was $4.7 million, of which $1.4 million was attributable to noncontrolling interests. During the six months ended June 30, 2015, the net income of ICP was $14.6 million, of which $4.4 million was attributable to noncontrolling interests.

9.	MULTI-EMPLOYER PENSION PLANS
AMOPP. During the six months ended June 30, 2016, the Company received notification from the AMOPP that the Company’s withdrawal liability as of September 30, 2015 was $46.7 million based on an actuarial valuation performed as of that date. That liability may change in future years based on various factors, primarily employee census. As of June 30, 2016, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
10.    SHARE BASED COMPENSATION
Transactions in connection with the Company’s share based compensation plans during the six months ended June 30, 2016 were as follows:

Director stock awards granted	1,625
Employee Stock Purchase Plan (“ESPP”) shares issued	27,538
Restricted stock awards granted	137,258
Restricted stock awards canceled	2,010
Stock Option Activities:
Outstanding as of December 31, 2015	1,690,899
Granted	108,642
Exercised	(49,618)
Forfeited	(18,760)
Expired	(89,661)
Outstanding as of June 30, 2016	1,641,502
Shares available for future grants and ESPP purchases as of June 30, 2016	599,935

11.	COMMITMENTS AND CONTINGENCIES
The Company's capital commitments as of June 30, 2016 by year of expected payment were as follows (in thousands):

	2016	2017	2018	2019	Total
Offshore Marine Services	$33,033	$41,683	$41,603	$10,124	$126,443
Shipping Services	82,825	23,624	—	—	106,449
Inland River Services	24,723	28,022	—	—	52,745
Illinois Corn Processing	1,723	—	—	—	1,723
	$142,304	$93,329	$41,603	$10,124	$287,360

Offshore Marine Services' capital commitments included nine fast support vessels, four supply vessels and one wind farm utility vessel. These commitments included $14.2 million for one supply vessel that may be assumed by a third party at their option. Shipping Services’ capital commitments included two U.S.-flag product tankers, one U.S.-flag chemical and petroleum articulated tug barge and two U.S.-flag harbor tugs and other equipment and upgrades. Inland River Services’ capital commitments included 50 dry-cargo barges, three inland river towboats and other equipment and upgrades.
On December 15, 2010, both ORM and NRC, a subsidiary of the Company prior to the SES Business Transaction were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order, discussed in turn below. The Company believes that all of the B3 claims asserted against ORM and NRC have no merit, and on February 28, 2011, ORM and NRC moved to dismiss all claims asserted against them in the master complaint. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed although the Court recognized the validity of the derivative immunity and implied preemption arguments that ORM and NRC advanced in their motion and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert those arguments. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their immunity and preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and taken under advisement. On July 17, 2014, the Court issued a pretrial order that established a protocol for disclosures clarifying the basis for the B3 claims asserted against the Clean-Up Responder Defendants, including ORM and NRC, in the MDL, whether by joinder in the master complaint, individual complaint or otherwise. Under this protocol, plaintiffs who satisfied certain criteria and believed they had specific evidence in support of their claims, including that any Clean-Up Responder Defendant(s) failed to act pursuant to the authority and direction of the federal government in conducting Deepwater Horizon oil spill remediation and clean-up operations, had to submit a sworn statement or face dismissal. Plaintiffs’ deadline to serve such sworn statements in support of their claims was September 22, 2014, with the exception of several Plaintiffs who were granted an extension until October 10, 2014. On November 14, 2014, the Clean-Up Responder Defendants and the Plaintiffs’ Steering Committee (“PSC”) in the MDL submitted a joint report to the Court regarding claimants’ compliance with the pretrial order. In this joint report, the parties (i) explained how they complied with the notice requirements of the Court’s July 17, 2014 pretrial order, (ii) noted that they had received 102 sworn statements in connection with this pretrial order, and (iii) provided the Court with an assessment of the sworn statements received. An additional sworn statement was received after the joint report was submitted. On January 7, 2016, the Court issued an Order to Show Cause (“OSC”) as to the B3 claims against the Clean-Up Responder Defendants, including ORM and NRC. The OSC ordered any plaintiff(s) opposed to the Court entering the proposed Order & Reasons (“O&R”) attached to the OSC to show cause, in writing, on or before January 28, 2016 why the Court should not dismiss their B3 claim(s) with prejudice for the reasons set forth in the O&R. The O&R addressed the pending summary judgment motions and stated, among other things, why the Clean-Up Responder Defendants are entitled to derivative immunity under the Clean Water Act and discretionary function immunity under the Federal Tort Claims Act, and why Plaintiffs’ claims are preempted by the implied conflict preemption doctrine. The O&R also discussed the results of the protocol delineated in the Court’s July 17, 2014 pretrial order and concluded with the dismissal of all but eleven Plaintiffs’ B3 claims against the Clean-Up Responder Defendants with prejudice. Eight individual Plaintiffs submitted responses to the OSC by the January 28, 2016 deadline, and the Clean-Up Responder Defendants submitted a response thereto on February 4, 2016. On February 16, 2016, the Court issued an order overruling the objections relayed in the eight individual Plaintiffs’ responses to the OSC, and then entered a dismissal order nearly identical to the O&R. Accordingly, the final Order & Reasons entered on February 16, 2016 dismissed all but eleven B3 claims against ORM and NRC with prejudice, whether by joinder in the master complaint, individual complaint, or otherwise (the “B3 Dismissal Order”). The deadline for Plaintiffs to appeal the B3 Dismissal Order has passed and the Company continues to evaluate how this ruling will impact the individual civil actions. Moreover, on April 8, 2016, the Court entered an order establishing a summary judgment briefing schedule as to the remaining eleven B3 claimants (the “Remaining Eleven Plaintiffs”). The Clean-Up Responder Defendants, including ORM and NRC, filed an omnibus motion for summary judgment as to the Remaining Eleven Plaintiffs on May 9, 2016 (the “Omnibus Summary Judgment Motion”) and this motion is now fully briefed. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with the B3 claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from the remaining B3 claims, the Company does not expect they will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
As noted above, various civil actions concerning the Deepwater Horizon clean-up have been consolidated with the MDL and stayed. However, as discussed further below, the individual B3 exposure-based claims asserted against ORM and/or NRC have been dismissed pursuant to the B3 Dismissal Order or are subject of the above-referenced Omnibus Summary Judgment Motion. On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment, and response services by ORM during the Deepwater Horizon oil spill response and clean-up in the U.S. Gulf of Mexico. Mr. Wunstell is one of the Remaining Eleven Plaintiffs and his claim is subject to the Omnibus Summary Judgment Motion; Ms. Blanchard’s B3 claim against ORM was dismissed by virtue of the B3 Dismissal Order. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, the Company, ORM, and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. (“BP Exploration”), et al., No. 2:11-CV-00863 (E.D. La.) (the “Pearson Action”), which is a suit by a husband and wife who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. The B3 claims against ORM and NRC in the Pearson Action have been dismissed by virtue of the B3 Dismissal Order, and the remainder of the claims alleged by these plaintiffs have been voluntarily dismissed against certain named defendants, including the Company, ORM and NRC. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.) (the “Black Action”), which is a suit by an individual who is seeking damages for, among other things, lost income because he allegedly could not find work in the fishing industry after the oil spill and exposure during the spill. The B3 exposure claims against ORM and NRC in the Black Action have been dismissed by virtue of the B3 Dismissal Order. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-CV-00951 (E.D. La.) (the”Alexander Action”) on behalf of 117 individual plaintiffs that sought to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter were then granted leave to amend their complaint to include 410 additional individual plaintiffs. The claims asserted against ORM and NRC in the Alexander Action have been dismissed by virtue of the B3 Dismissal Order. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. Ms. Sanchez’s B3 claim against ORM has been dismissed by virtue of the B3 Dismissal Order. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.), which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.) (the “Fitzgerald Action”), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. While the decedent in the Fitzgerald Action is one of the Remaining Eleven Plaintiffs subject to the Omnibus Summary Judgment Motion filed by ORM and NRC, the claim as against the Company remains stayed. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.) (the “Danos Action”), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. Messrs. Jorey Danos and Frank Howell, plaintiffs in the Danos Action, are two of the Remaining Eleven Plaintiffs and their claims are subject of the Omnibus Summary Judgment Motion; the other Danos Action plaintiffs’ B3 claims against ORM have been dismissed by virtue of the B3 Dismissal Order. The Company continues to evaluate the impact of the B3 Dismissal Order and other developments in the MDL, including the settlements discussed below, on these individual actions. The Company is unable to estimate the potential exposure, if any, resulting from these matters, to the extent they remain viable, but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the Plaintiffs by exposing them to dispersants during the course and scope of their employment. This case was removed to federal court and ultimately consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 Plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response. This case was consolidated with the MDL on May 10, 2013. By court order, both of these matters have been stayed since they were consolidated with the MDL. The Company continues to evaluate the impact of the B3 Dismissal Order and other developments in the MDL, including the settlements discussed below, on these cases. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit, and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company (“BP America”) (collectively “BP”) and the Plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, Plaintiffs’ economic loss claims and clean-up related claims against BP. Both settlements were granted final approval by the Court, all appeals have concluded, and the deadline for submitting claims with respect to both settlements has passed. Although neither the Company, ORM, nor NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the potential exposure, if any, from some of the pending actions described above, and continues to evaluate the settlements’ impacts on these cases.
In the course of the Company’s business, it may agree to indemnify the counterparty to an agreement. If the indemnified party makes a successful claim for indemnification, the Company would be required to reimburse that party in accordance with the terms of the indemnification agreement. Indemnification agreements generally are subject to threshold amounts, specified claim periods and other restrictions and limitations.
In connection with the SES Business Transaction, the Company remains contingently liable for certain obligations, including potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response. Pursuant to the agreement governing the sale, the Company’s potential liability to the purchaser may not exceed the consideration received by the Company for the SES Business Transaction. The Company is currently indemnified under contractual agreements with BP for the potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response.
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

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2016
Operating Revenues:
External customers	57,244	33,399	55,620	40,576	10,199	—	197,038
Intersegment	27	415	—	—	62	(504)	—
	57,271	33,814	55,620	40,576	10,261	(504)	197,038
Costs and Expenses:
Operating	44,245	27,446	30,269	36,153	6,427	(658)	143,882
Administrative and general	11,929	3,777	7,337	912	3,649	6,571	34,175
Depreciation and amortization	15,254	6,254	7,415	1,064	448	926	31,361
	71,428	37,477	45,021	38,129	10,524	6,839	209,418
Gains (Losses) on Asset Dispositions and Impairments, Net	(20,357)	2,580	6	—	—	—	(17,771)
Operating Income (Loss)	(34,514)	(1,083)	10,605	2,447	(263)	(7,343)	(30,151)
Other Income (Expense):
Derivative gains (losses), net	163	—	—	856	—	(2,574)	(1,555)
Foreign currency gains (losses), net	(819)	1,018	(6)	—	(73)	(142)	(22)
Other, net	—	(4)	(928)	—	(6,723)	3	(7,652)
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(3,315)	(1,677)	(1,591)	—	(579)	—	(7,162)
Segment Profit (Loss)	(38,485)	(1,746)	8,080	3,303	(7,638)
Other Income (Expense) not included in Segment Profit (Loss)							(30,150)
Less Equity Losses included in Segment Profit (Loss)							7,162
Loss Before Taxes and Equity Losses							(69,530)

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2016
Operating Revenues:
External customers	117,097	72,427	112,675	90,185	18,582	—	410,966
Intersegment	53	1,001	—	—	98	(1,152)	—
	117,150	73,428	112,675	90,185	18,680	(1,152)	410,966
Costs and Expenses:
Operating	93,095	57,564	57,503	82,442	12,232	(1,486)	301,350
Administrative and general	24,327	7,689	14,255	1,568	7,872	14,168	69,879
Depreciation and amortization	30,092	13,391	13,977	2,117	903	1,870	62,350
	147,514	78,644	85,735	86,127	21,007	14,552	433,579
Gains (Losses) on Asset Dispositions and Impairments, Net	(20,737)	3,185	—	—	(2)	—	(17,554)
Operating Income (Loss)	(51,101)	(2,031)	26,940	4,058	(2,329)	(15,704)	(40,167)
Other Income (Expense):
Derivative gains (losses), net	3,061	—	—	669	—	(2,665)	1,065
Foreign currency gains (losses), net	(2,379)	2,455	(9)	—	(100)	48	15
Other, net	265	(4)	(927)	—	(6,723)	5	(7,384)
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(1,154)	(4,455)	(1,565)	—	(37)	—	(7,211)
Segment Profit (Loss)	(51,308)	(4,035)	24,439	4,727	(9,189)
Other Income (Expense) not included in Segment Profit (Loss)							(58,365)
Less Equity Losses included in Segment Profit (Loss)							7,211
Loss Before Taxes and Equity Losses							(104,836)

Capital Expenditures	45,840	7,705	148,410	2,244	—	(125)	204,074

As of June 30, 2016
Property and Equipment:
Historical cost	1,098,914	386,216	588,649	51,475	2,861	30,711	2,158,826
Accumulated depreciation	(556,909)	(154,893)	(244,910)	(21,507)	(2,476)	(16,519)	(997,214)
	542,005	231,323	343,739	29,968	385	14,192	1,161,612
Construction in progress	101,914	7,663	290,582	3,455	—	(1,524)	402,090
Net property and equipment	643,919	238,986	634,321	33,423	385	12,668	1,563,702
Investments, at Equity, and Advances to 50% or Less Owned Companies	130,034	79,154	56,385	—	59,813	—	325,386
Inventories	3,219	1,824	799	10,857	99	—	16,798
Goodwill	—	2,418	1,852	—	48,124	—	52,394
Intangible Assets	—	5,521	—	—	18,595	—	24,116
Other current and long-term assets, excluding cash and near cash assets(3)	98,456	45,428	27,477	11,642	22,944	3,803	209,750
Segment Assets	875,628	373,331	720,834	55,922	149,960
Cash and near cash assets(3)							809,171
Total Assets							3,001,317
______________________

(1)	Operating revenues includes $84.9 million of tangible product sales and operating expenses includes $77.2 million of costs of goods sold.

(2)	Inventories includes raw materials of $1.0 million and work in process of $1.3 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities and construction reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2015
Operating Revenues:
External customers	96,689	60,543	55,674	48,371	20,332	—	281,609
Intersegment	26	607	—	—	5	(638)	—
	96,715	61,150	55,674	48,371	20,337	(638)	281,609
Costs and Expenses:
Operating	72,173	48,556	36,124	40,588	11,103	(801)	207,743
Administrative and general	12,655	3,765	6,676	509	6,617	8,452	38,674
Depreciation and amortization	15,692	7,362	6,611	979	489	946	32,079
	100,520	59,683	49,411	42,076	18,209	8,597	278,496
Gains (Losses) on Asset Dispositions	3,455	1,166	—	—	(235)	—	4,386
Operating Income (Loss)	(350)	2,633	6,263	6,295	1,893	(9,235)	7,499
Other Income (Expense):
Derivative gains, net	4	177	—	50	304	891	1,426
Foreign currency gains, net	1,907	208	9	—	36	276	2,436
Other, net	43	—	187	4,112	40	51	4,433
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,826	(3,717)	2,363	—	(408)	—	1,064
Segment Profit (Loss)	4,430	(699)	8,822	10,457	1,865
Other Income (Expense) not included in Segment Profit (Loss)							(25,204)
Less Equity Earnings included in Segment Profit (Loss)							(1,064)
Loss Before Taxes and Equity Earnings (Losses)							(9,410)

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2015
Operating Revenues:
External customers	190,110	116,379	107,081	87,969	40,714	—	542,253
Intersegment	61	1,378	—	—	75	(1,514)	—
	190,171	117,757	107,081	87,969	40,789	(1,514)	542,253
Costs and Expenses:
Operating	146,528	90,069	73,255	73,706	24,933	(1,600)	406,891
Administrative and general	26,214	7,649	12,965	1,071	13,753	15,909	77,561
Depreciation and amortization	31,058	14,251	13,346	1,959	989	1,906	63,509
	203,800	111,969	99,566	76,736	39,675	16,215	547,961
Gains (Losses) on Asset Dispositions and Impairments, Net	(3,194)	2,969	—	—	(235)	—	(460)
Operating Income (Loss)	(16,823)	8,757	7,515	11,233	879	(17,729)	(6,168)
Other Income (Expense):
Derivative gains (losses), net	(5)	259	—	(778)	(472)	(574)	(1,570)
Foreign currency gains (losses), net	1,890	(913)	(3)	—	(4)	(527)	443
Other, net	(103)	—	216	4,112	48	116	4,389
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	5,801	(3,991)	3,504	—	(351)	—	4,963
Segment Profit (Loss)	(9,240)	4,112	11,232	14,567	100
Other Income (Expense) not included in Segment Profit (Loss)							(40,258)
Less Equity Earnings included in Segment Profit (Loss)							(4,963)
Loss Before Taxes and Equity Earnings (Losses)							(43,164)

Capital Expenditures	53,118	12,702	63,421	2,519	26	342	132,128

As of June 30, 2015
Property and Equipment:
Historical cost	1,072,937	492,508	454,076	47,256	3,146	30,386	2,100,309
Accumulated depreciation	(525,937)	(169,677)	(226,127)	(17,447)	(2,901)	(12,842)	(954,931)
	547,000	322,831	227,949	29,809	245	17,544	1,145,378
Construction in progress	103,992	27,352	264,191	3,237	—	261	399,033
Net property and equipment	650,992	350,183	492,140	33,046	245	17,805	1,544,411
Investments, at Equity, and Advances to 50% or Less Owned Companies	126,601	100,700	206,889	—	48,112	—	482,302
Inventories	5,583	2,085	878	11,190	—	—	19,736
Goodwill	13,367	2,500	1,852	—	44,967	—	62,686
Intangible Assets	1,113	6,461	—	—	23,168	—	30,742
Other current and long-term assets, excluding cash and near cash assets(3)	103,444	70,975	29,241	10,086	61,592	11,283	286,621
Segment Assets	901,100	532,904	731,000	54,322	178,084
Cash and near cash assets(3)							738,369
Total Assets							3,164,867
______________________

(1)	Operating revenues includes $82.3 million of tangible product sales and operating expenses includes $68.0 million of costs of goods sold.

(2)	Inventories includes raw materials of $1.7 million and work in process of $1.6 million.

(3)	Cash and near cash assets includes cash, cash equivalents, marketable securities and construction reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this Form 10-Q as well as in other reports, materials and oral statements that the Company releases from time to time constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements. Actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including decreased demand and loss of revenues as a result of a decline in the price of oil and an oversupply of newly built offshore support vessels, additional safety and certification requirements for drilling activities in the U.S. Gulf of Mexico and delayed approval of applications for such activities, the possibility of U.S. government implemented moratoriums directing operators to cease certain drilling activities in the U.S. Gulf of Mexico and any extension of such moratoriums (the “Moratoriums”), weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels in response to a decline in the price of oil, an oversupply of newly built offshore support vessels and Moratoriums, increased government legislation and regulation of the Company’s businesses could increase cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with the provision of emergency response services, including the Company’s involvement in response to the oil spill as a result of the sinking of the Deepwater Horizon in April 2010, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, including as a result of the recent vote in the U.K. to leave the European Union, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services and Shipping Services, decreased demand for Shipping Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations and economic sanctions, the dependence of Offshore Marine Services, Inland River Services, Shipping Services and Illinois Corn Processing on several customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Shipping Acts on the amount of foreign ownership of the Company’s Common Stock, operational risks of Offshore Marine Services, Inland River Services and Shipping Services, effects of adverse weather conditions and seasonality, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors on Inland River Services’ operations, the effect of the spread between the input costs of corn and natural gas compared with the price of alcohol and distillers grains on Illinois Corn Processing’s operations, adequacy of insurance coverage, the potential for a material weakness in the Company’s internal controls over financial reporting and the Company’s ability to remediate such potential material weakness, the attraction and retention of qualified personnel by the Company, and various other matters and factors, many of which are beyond the Company’s control as well as those discussed in Item 1A (Risk Factors) of the Company’s Annual report on Form 10-K and other reports filed by the Company with the SEC. It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which are incorporated by reference. These statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995.
Overview
The Company’s operations are divided into four main business segments – Offshore Marine Services, Inland River Services, Shipping Services, and Illinois Corn Processing (“ICP”). The Company also has activities that are referred to and described under Other that primarily include emergency and crisis services, lending and leasing activities and noncontrolling investments in various other businesses.

Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and six months (“Current Six Months”) ended June 30, 2016 compared with the three months (“Prior Year Quarter”) and six months (“Prior Six Months”) ended June 30, 2015. See “Item 1. Financial Statements—Note 12. Segment Information” included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the same meaning as such defined terms used in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Offshore Marine Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	9,779	17	34,747	36	21,733	19	64,264	34
Africa, primarily West Africa	9,032	16	14,713	15	20,076	17	30,537	16
Middle East	10,977	19	10,837	11	21,477	18	22,409	12
Brazil, Mexico, Central and South America	3,544	6	7,211	8	6,777	6	17,028	9
Europe, primarily North Sea	21,720	38	26,257	27	43,128	37	50,759	26
Asia	2,219	4	2,950	3	3,959	3	5,174	3
	57,271	100	96,715	100	117,150	100	190,171	100
Costs and Expenses:
Operating:
Personnel	25,841	45	36,905	38	53,399	46	76,472	40
Repairs and maintenance	5,427	9	10,009	10	11,721	10	18,691	10
Drydocking	1,964	3	5,932	6	5,666	5	12,814	7
Insurance and loss reserves	1,103	2	2,452	3	2,981	3	5,022	3
Fuel, lubes and supplies	3,353	6	5,148	5	6,450	5	10,530	5
Leased-in equipment	4,452	8	6,197	7	8,834	8	12,995	7
Brokered vessel activity	34	—	—	—	129	—	—	—
Other	2,071	4	5,530	6	3,915	2	10,004	5
	44,245	77	72,173	75	93,095	79	146,528	77
Administrative and general	11,929	21	12,655	13	24,327	21	26,214	14
Depreciation and amortization	15,254	27	15,692	16	30,092	26	31,058	16
	71,428	125	100,520	104	147,514	126	203,800	107
Gains (Losses) on Asset Dispositions and Impairments, Net	(20,357)	(35)	3,455	4	(20,737)	(18)	(3,194)	(2)
Operating Loss	(34,514)	(60)	(350)	—	(51,101)	(44)	(16,823)	(9)
Other Income (Expense):
Derivative gains (losses), net	163	—	4	—	3,061	3	(5)	—
Foreign currency gains (losses), net	(819)	(1)	1,907	2	(2,379)	(2)	1,890	1
Other, net	—	—	43	—	265	—	(103)	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(3,315)	(6)	2,826	3	(1,154)	(1)	5,801	3
Segment Profit (Loss)(1)	(38,485)	(67)	4,430	5	(51,308)	(44)	(9,240)	(5)
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Charter Arrangement. The table below sets forth, for the periods indicated, operating revenues by charter arrangement.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	8,726	15	32,778	34	19,768	17	60,295	32
Africa, primarily West Africa	8,902	16	13,351	14	20,041	17	28,810	15
Middle East	9,234	16	7,797	8	16,386	14	17,134	9
Brazil, Mexico, Central and South America	—	—	4,444	4	196	—	11,457	6
Europe, primarily North Sea	21,052	37	25,503	26	42,095	36	49,447	26
Asia	1,320	2	2,517	3	2,321	2	4,840	2
Total time charter	49,234	86	86,390	89	100,807	86	171,983	90
Bareboat charter	3,045	5	2,425	3	5,697	5	4,823	3
Brokered vessel activity	40	—	—	—	145	—	—	—
Other marine services	4,952	9	7,900	8	10,501	9	13,365	7
	57,271	100	96,715	100	117,150	100	190,171	100

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rates Per Day Worked:
Anchor handling towing supply	$20,828	$28,463	$21,351	$25,398
Fast support	7,636	9,795	7,612	9,593
Mini-supply	5,592	5,861	5,643	5,823
Standby safety	9,632	10,303	9,597	10,226
Supply	7,151	15,112	8,332	16,311
Towing supply	4,171	8,579	6,683	8,651
Specialty	18,642	20,749	16,427	18,408
Liftboats	11,852	20,675	13,325	21,176
Overall Average Rates Per Day Worked (excluding wind farm utility)	10,354	13,955	10,452	13,556
Wind farm utility	2,394	2,414	2,405	2,492
Overall Average Rates Per Day Worked	7,352	9,993	7,629	10,025
Utilization:
Anchor handling towing supply	33%	57%	40%	62%
Fast support	69%	67%	68%	73%
Mini-supply	70%	100%	74%	92%
Standby safety	77%	84%	78%	84%
Supply	6%	44%	9%	56%
Towing supply	9%	99%	27%	97%
Specialty	81%	45%	63%	36%
Liftboats	6%	42%	5%	35%
Overall Fleet Utilization (excluding wind farm utility)	50%	65%	51%	66%
Wind farm utility	77%	96%	71%	90%
Overall Fleet Utilization	57%	73%	56%	72%
Available Days:
Anchor handling towing supply	1,365	1,365	2,730	2,715
Fast support	2,174	2,086	4,267	4,216
Mini-supply	364	364	728	724
Standby safety	2,104	2,184	4,288	4,344
Supply	594	953	1,227	1,975
Towing supply	182	182	364	362
Specialty	273	273	546	543
Liftboats	1,365	1,365	2,730	2,715
Overall Fleet Available Days (excluding wind farm utility)	8,421	8,772	16,880	17,594
Wind farm utility	3,276	3,094	6,521	6,091
Overall Fleet Available Days	11,697	11,866	23,401	23,685

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $39.4 million lower in the Current Year Quarter compared with the Prior Year Quarter, including a $37.2 million reduction in time charter revenues in the Current Year Quarter compared with the Prior Year Quarter.
Excluding the contribution of the wind farm utility vessels, fleet utilization was 50% in the Current Year Quarter compared with 65% in the Prior Year Quarter, and average rates per day worked were $10,354 in the Current Year Quarter compared with $13,955 in the Prior Year Quarter, a decrease of $3,601 per day or 26%. The number of days available for charter were 8,421 in the Current Year Quarter compared with 8,772 in the Prior Year Quarter, a 351 day or 4% reduction.
In the U.S. Gulf of Mexico, time charter revenues were $24.1 million lower in the Current Year Quarter compared with the Prior Year Quarter due to a $10.9 million reduction from the liftboat fleet, a $9.9 million reduction from anchor handling towing supply vessels, a $2.4 million reduction from fast support vessels, and a $0.9 million reduction for platform support vessels. Time charter revenues were $22.4 million lower due to reduced utilization, primarily as a consequence of cold-stacking vessels, $1.1 million lower due to a decrease in average day rates, and $0.8 million lower due to other changes in fleet mix. Time charter revenues were $0.2 million higher due to net fleet additions. As of June 30, 2016, the Company had 25 of 33 owned and leased-in vessels cold-stacked in this region compared with ten of 34 owned and leased-in vessels as of June 30, 2015. Of the 25 vessels cold-stacked, 13 were liftboats.
In Africa, time charter revenues were $4.4 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $3.0 million lower due to reduced utilization, of which $0.8 million was a consequence of cold-stacking vessels, and $1.4 million lower due to a decrease in average day rates. As of June 30, 2016, the Company had three of 16 owned and leased-in vessels cold-stacked in the region compared with none of 16 owned and leased-in vessels as of June 30, 2015.
In the Middle East, time charter revenues were $1.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $1.5 million higher due to improved utilization, $0.7 million higher due to the repositioning of vessels between geographic regions, and $0.6 million higher due to net fleet additions. Time charter revenues were $1.4 million lower due to a decrease in average day rates.
In Brazil, Mexico, Central and South America, time charter revenues were $4.4 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.9 million lower due to fleet dispositions and $3.5 million lower due to a change in contract status for two vessels from time charter to bareboat charter. As of June 30, 2016, the Company had one of six owned and leased-in vessels cold-stacked compared with none of six owned and leased-in vessels as of June 30, 2015.
    In Europe, excluding wind farm utility vessels, time charter revenues were $3.4 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $1.2 million lower due to reduced utilization, $0.1 million lower due to reduced average day rates, $1.1 million lower due to fleet dispositions, and $1.0 million lower due to unfavorable changes in currency exchange rates. For the wind farm utility vessels, time charter revenues were $1.1 million lower. Time charter revenues were $1.2 million lower due to reduced utilization, $0.2 million lower due to the repositioning of vessels between geographic regions, and $0.4 million lower due to unfavorable changes in currency exchange rates. Time charter revenues were $0.3 million higher due to an increase in average day rates, and $0.4 million higher due to fleet additions.
In Asia, time charter revenues were $1.2 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $1.3 million lower due to the repositioning of vessels between geographic regions, and $0.1 million higher due to an increase in average day rates. As of June 30, 2016, the Company had none of one owned vessel cold-stacked in the region compared with three of six owned vessels as of June 30, 2015.
Other operating revenues were $2.2 million lower in the Current Year Quarter compared with the Prior Year Quarter, primarily due to a reduction in other marine services revenue associated with decreased activity levels.
Operating Expenses. Operating expenses were $27.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, operating expenses were $3.1 million lower due to net fleet dispositions, $16.9 million lower due to the effect of cold-stacking vessels, $4.6 million lower for vessels in active service, $1.5 million lower due to changes in contract status for two vessels from time charter to bareboat charter and $1.8 million lower due to the repositioning of vessels between geographic regions and changes in fleet mix.

Personnel costs were $7.0 million lower due to the effect of cold-stacking vessels, $1.9 million lower for vessels in active service primarily due to favorable changes in currency exchange rates partially offset by increased seafarer compensation costs, and $1.1 million lower due to the change in contract status for two vessels from time charter to bareboat charter. Repair and maintenance costs were $2.4 million lower due to the effect of cold-stacking vessels, $1.2 million lower for vessels in active service, and $0.9 million lower due to the repositioning of vessels between geographic regions, changes in contract status from time charter to bareboat charter and other changes in fleet mix. Drydocking expenses were $4.0 million lower due to lower drydocking activity.
Administrative and General. Administrative and general expenses were $0.7 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to a reduction in shore side personnel costs.
Gains (Losses) on Asset Dispositions and Impairments, net. During the Current Year Quarter, the Company sold real property, two offshore support vessels and other equipment for net proceeds of $1.8 million and gains of $0.5 million, all of which were recognized currently. In addition, the Company recorded impairment charges of $19.4 million related to its liftboat fleet and associated intangible assets and $1.5 million related to the anticipated sale of two offshore support vessels. During the Prior Year Quarter, the Company sold two offshore support vessels and other equipment for net proceeds of $15.5 million and gains of $1.0 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $2.5 million.
Operating Loss. Excluding the impact of gains (losses) on asset dispositions and impairments, net, operating loss as a percentage of operating revenues was 25% in the Current Year Quarter compared with 4% in the Prior Year Quarter. The increase was primarily due to lower time charter revenues partially offset by reductions in drydocking activity and daily running costs as a consequence of cold-stacking additional vessels.
Foreign currency gains (losses), net. During the Current Year Quarter, foreign currency losses, net were primarily due to the weakening of the pound sterling in relation to the euro underlying certain of the Company’s debt balances.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During the Current Year Quarter, equity in losses of 50% or less owned companies were lower primarily due to lower rates per day worked earned by MexMar’s fleet, losses on interest rate swaps related to Falcon Global’s debt and losses of $3.0 million for the Company’s proportionate share of impairment charges associated with its joint ventured fleet.
Current Six Months compared with Prior Six Months
Operating Revenues. Operating revenues were $73.0 million lower in the Current Six Months compared with the Prior Six Months, including a $71.2 million reduction in time charter revenues in the Current Six Months compared with the Prior Six Months.
Excluding the contribution of the wind farm utility vessels, fleet utilization was 51% in the Current Six Months compared with 66% in the Prior Six Months, and average rates per day worked were $10,452 in the Current Six Months compared with $13,556 in the Prior Six Months, a decrease of $3,104 per day or 23%. The number of days available for charter were 16,880 in the Current Six Months compared with 17,594 in the Prior Six Months, a 714 day or 4% reduction.
In the U.S. Gulf of Mexico, time charter revenues were $40.5 million lower in the Current Six Months compared with the Prior Six Months due to a $18.0 million reduction from the liftboat fleet, a $12.2 million reduction from anchor handling towing supply vessels, a $5.7 million reduction from fast support vessels, and a $4.6 million reduction from platform support vessels. Time charter revenues were $32.9 million lower due to reduced utilization, of which $31.7 million was a consequence of cold-stacking vessels, $0.6 million lower due to a decrease in average day rates, $4.3 million lower due to net fleet dispositions, and $2.7 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. As of June 30, 2016, the Company had 25 of 33 owned and leased-in vessels cold-stacked in this region compared with ten of 34 owned and leased-in vessels as of June 30, 2015. Of the 25 vessels cold-stacked, 13 were liftboats.
In Africa, time charter revenues were $8.8 million lower in the Current Six Months compared with the Prior Six Months. Time charter revenues were $5.0 million lower due to reduced utilization, of which $3.0 million was a consequence of cold-stacking vessels, $3.7 million lower due to a decrease in average day rates, and $0.1 million lower due to the repositioning of vessels between geographic regions. As of June 30, 2016, the Company had three of 16 owned and leased-in vessels cold-stacked in the region compared with none of 16 owned and leased-in vessels as of June 30, 2015.
In the Middle East, time charter revenues were $0.7 million lower in the Current Six Months compared with the Prior Six Months. Time charter revenues were $1.2 million lower due to reduced utilization, of which $0.7 million was a consequence of cold-stacking vessels, and $2.6 million lower due to a decrease in average day rates. Time charter revenues were $1.5 million higher due to net fleet additions, and $1.6 million higher due to the repositioning of vessels between geographic regions.

In Brazil, Mexico, Central and South America, time charter revenues were $11.3 million lower in the Current Six Months compared with the Prior Six Months. Time charter revenues were $6.2 million lower due to a change in contract status for two vessels from time charter to bareboat charter, $3.1 million lower due to fleet dispositions and $2.0 million lower due to the repositioning of vessels between geographic regions. As of June 30, 2016, the Company had one of six owned and leased-in vessels cold-stacked compared with none of six owned and leased-in vessels as of June 30, 2015.
    In Europe, excluding wind farm utility vessels, time charter revenues were $5.0 million lower in the Current Six Months compared with the Prior Six Months. Time charter revenues were $1.6 million lower due to reduced utilization, $0.3 million lower due to reduced average day rates, $1.1 million lower due to fleet dispositions, and $2.0 million lower due to unfavorable changes in currency exchange rates. For the wind farm utility vessels, time charter revenues were $2.4 million lower. Time charter revenues were $2.9 million lower due to reduced utilization, $0.2 million lower due to the repositioning of vessels between geographic regions, and $0.6 million lower due to unfavorable changes in currency exchange rates. Time charter revenues were $0.3 million higher due to an increase in average day rates, and $1.0 million higher due to fleet additions.
In Asia, time charter revenues were $2.5 million lower in the Current Six Months compared with the Prior Six Months. Time charter revenues were $1.1 million lower as a consequence of cold-stacking vessels, $1.5 million lower due to the repositioning of vessels between geographic regions, and $0.1 million higher due to an increase in average day rates. As of June 30, 2016, the Company had none of one owned vessel cold-stacked in the region compared with three of six owned vessels as of June 30, 2015.
Other operating revenues were $1.8 million lower in the Current Six Months compared with the Prior Six Months, primarily due to a reduction in other marine services revenue associated with decreased activity levels.
Operating Expenses. Operating expenses were $53.4 million lower in the Current Six Months compared with the Prior Six Months. On an overall basis, operating expenses were $8.8 million lower due to net fleet dispositions, $27.8 million lower due to the effect of cold-stacking vessels, $7.8 million lower for vessels in active service, $4.0 million lower due to changes in contract status for two vessels from time charter to bareboat charter and $5.0 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix.
Personnel costs were $2.9 million lower due to net fleet dispositions, $13.4 million lower due to the effect of cold-stacking vessels, $3.1 million lower for vessels in active service primarily due to favorable changes in currency exchange rates partially offset by increased seafarer compensation costs, $1.2 million lower due to changes in contract status from time charter to bareboat charter and $2.5 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. Repair and maintenance costs were $4.6 million lower due to the effect of cold-stacking vessels, $1.2 million lower for vessels in active service, $0.2 million lower due to net fleet dispositions, and $1.0 million lower due to the repositioning of vessels between geographic regions, changes in contract status from time charter to bareboat charter and other changes in fleet mix. Drydocking expenses were $7.1 million lower due lower drydocking activity.
Administrative and General. Administrative and general expenses were $1.9 million lower in the Current Six Months compared with the Prior Six Months primarily due to a reduction in shore side personnel costs.
Gains (Losses) on Asset Dispositions and Impairments, net. During the Current Six Months, the Company sold real property, two offshore support vessels and other equipment for net proceeds of $1.9 million and gains of $0.6 million, all of which were recognized currently. In addition, the Company recorded impairment charges of $19.4 million related to its liftboat fleet and associated intangible assets and $1.9 million related to the anticipated sale of two offshore support vessels and certain suspended offshore support vessel upgrades. During the Prior Six Months, the Company sold two offshore support vessels and other equipment for net proceeds of $15.7 million and gains of $0.9 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $2.5 million and recorded a $6.6 million impairment charge related to the suspended construction of two offshore support vessels.
Operating Loss. Excluding the impact of gains (losses) on asset dispositions and impairments, net, operating loss as a percentage of operating revenues was 26% in the Current Six Months compared with 7% in the Prior Six Months. The increase was primarily due to lower time charter revenues partially offset by reductions in drydocking activity and daily running costs as a consequence of cold-stacking additional vessels.
Derivative gains (losses), net. During the Current Six Months, derivative gains, net were primarily due to unrealized gains on equity options.
Foreign currency gains (losses), net. During the Current Six Months, foreign currency losses, net were primarily due to the weakening of the pound sterling in relation to the euro underlying certain of the Company’s debt balances.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During the Current Six Months, equity in losses of 50% or less owned companies were lower primarily due to lower rates per day worked earned by MexMar’s fleet, losses on interest rate swaps related to Falcon Global’s debt and losses of $3.0 million for the Company’s proportionate share of impairment charges associated with its joint ventured fleet.

The composition of Offshore Marine Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2016
Anchor handling towing supply	13	1	4	9	27
Fast support(1)	24	11	1	3	39
Mini-supply	4	2	—	—	6
Standby safety	22	1	—	—	23
Supply	8	12	1	3	24
Towing supply	2	1	—	—	3
Specialty(1)	3	1	—	3	7
Liftboats	13	—	2	—	15
Wind farm utility	36	3	—	—	39
	125	32	8	18	183
2015
Anchor handling towing supply	13	1	4	—	18
Fast support(1)	21	11	2	3	37
Mini-supply	4	2	—	1	7
Standby safety	24	1	—	—	25
Supply	7	12	4	3	26
Towing supply	2	1	—	—	3
Specialty(1)	3	1	—	1	5
Liftboats	13	—	2	—	15
Wind farm utility	34	3	—	—	37
	121	32	12	8	173
______________________

(1)
Four joint ventured catamaran vessels primarily used to move cargo and personnel to and from offshore drilling rigs, platforms and other installations were reclassified to the fast support vessel class. All prior periods were restated to reflect the change.

Inland River Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	32,543	96	60,389	99	71,908	98	116,461	99
Foreign	1,271	4	761	1	1,520	2	1,296	1
	33,814	100	61,150	100	73,428	100	117,757	100
Costs and Expenses:
Operating:
Barge logistics	17,303	51	24,755	40	31,977	44	49,889	42
Personnel	4,145	12	6,897	11	11,125	15	13,462	11
Repairs and maintenance	824	2	4,330	7	2,769	4	6,599	6
Insurance and loss reserves	825	2	976	2	1,851	2	2,166	2
Fuel, lubes and supplies	851	4	6,881	11	2,465	3	8,272	7
Leased-in equipment	1,138	3	1,594	3	2,938	4	3,725	3
Other	2,360	7	3,123	5	4,439	6	5,956	5
	27,446	81	48,556	79	57,564	78	90,069	76
Administrative and general	3,777	11	3,765	6	7,689	10	7,649	7
Depreciation and amortization	6,254	19	7,362	12	13,391	18	14,251	12
	37,477	111	59,683	97	78,644	106	111,969	95
Gains on Asset Dispositions	2,580	8	1,166	2	3,185	4	2,969	3
Operating Income (Loss)	(1,083)	(3)	2,633	5	(2,031)	(2)	8,757	8
Other Income (Expense):
Derivative gains, net	—	—	177	—	—	—	259	—
Foreign currency gains (losses), net	1,018	3	208	—	2,455	3	(913)	(1)
Other, net	(4)	—	—	—	(4)	—	—	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(1,677)	(5)	(3,717)	(6)	(4,455)	(6)	(3,991)	(3)
Segment Profit (Loss)(1)	(1,746)	(5)	(699)	(1)	(4,035)	(5)	4,112	4
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Dry-cargo barge pools	20,279	60	28,668	47	40,529	55	59,494	50
Charter-out of dry-cargo barges	903	3	936	1	1,805	2	1,848	2
Liquid unit tow operations	1,011	3	8,544	14	7,130	10	17,539	15
10,000 barrel liquid tank barge operations	—	—	5,437	9	—	—	10,443	9
Terminal operations	5,850	17	5,330	9	12,925	18	11,233	9
Fleeting operations	3,190	9	4,284	7	6,459	9	7,990	7
Inland river towboat operations and other activities	2,581	8	7,951	13	4,580	6	9,210	8
	33,814	100	61,150	100	73,428	100	117,757	100

Dry-Cargo Barge Pools Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry-cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Tons	%	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	667	51	818	52	1,492	53	1,783	53
Non-Grain	642	49	762	48	1,320	47	1,571	47
	1,309	100	1,580	100	2,812	100	3,354	100

	Days		Days		Days		Days
Available barge days	51,870		51,888		103,740		103,368
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $27.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues from the dry-cargo barge pools were $8.4 million lower primarily due to reduced freight rates as a consequence of lower export demand. As of June 30, 2016, approximately 11% of the Company’s dry-cargo barge fleet was idled. Operating revenues from liquid unit tow operations were $7.5 million lower primarily due to the sale of its equipment during the Current Year Quarter. Operating revenues from the 10,000 barrel inland river liquid tank barge operations were $5.4 million lower following the sale of its equipment during the third quarter of 2015. Operating revenues from fleeting operations were $1.1 million lower primarily due to a reduction in exports of grain and grain byproducts. Operating revenues from inland river towboat operations and other activities were $5.4 million lower primarily due to the completion of machine and repair services provided to third parties in the Prior Year Quarter.
Operating Expenses. Operating expenses were $21.1 million lower in the Current Year Quarter compared with the Prior Year Quarter. Barge logistics expenses were $7.4 million lower primarily due to lower towing and switching costs for the dry-cargo barge pools as a consequence of lower activity levels, reduced fuel prices and lower costs for the 10,000 barrel inland river liquid tank barge operations following the sale of its equipment during the third quarter of 2015. Personnel costs were $2.8 million lower primarily from liquid unit tow operations following the sale of its equipment during the Current Year Quarter. Repair and maintenance costs were $3.5 million lower primarily due to U.S. Coast Guard inspections and related repair expenses for the 10,000 barrel inland river liquid tank operations in the Prior Year Quarter. Fuel, lubes and supplies were $6.0 million lower primarily due to the completion of machine and repair services provided to third parties in the Prior Year Quarter. Leased in Equipment expenses were $0.5 million lower due to returning two leased-in towboats to their owners. Other operating expenses were $0.8 million lower primarily due to reduced expenses for the 10,000 barrel inland river liquid tank barge operations following the sale of its equipment during the third quarter of 2015.
Gains on Asset Dispositions. During the Current Year Quarter, the Company sold 20 30,000 barrel inland river liquid tank barges, the rights to eight leased-in 30,000 barrel inland river liquid tank barges and 14 inland river towboats for net proceeds of $90.0 million and gains of $2.0 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $0.6 million. During the Prior Year Quarter, the Company recognized previously deferred gains of $1.2 million.
Operating Income (Loss). Operating loss as a percentage of operating revenues was 3% in the Current Year Quarter compared with operating income as a percent of operating revenues of 5% in the Prior Year Quarter. The decrease is primarily due to lower activity levels in the dry-cargo barge pools and the sale of equipment.
Foreign currency gains (losses), net. During the Current Year Quarter, foreign currency gains, net were primarily due to the strengthening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Current Year Quarter, equity in losses in 50% or less owned companies, net of tax, primarily relate to the Company’s joint venture operating on the Parana-Paraguay River Waterway due to continued weakness in the iron ore and grain markets. In addition, the Company recognized interest income (not a component of segment profit) of $0.8 million and deferred gains of $0.5 million on notes due from and equipment previously sold to this 50% or less owned company.

Current Six Months compared with Prior Six Months
Operating Revenues. Operating revenues were $44.3 million lower in the Current Six Months compared with the Prior Six Months. Operating revenues were $19.0 million lower for the dry-cargo barge pools primarily due to reduced freight rates as a consequence of lower export demand. As of June 30, 2016, approximately 11% of the Company’s dry-cargo barge fleet was idled. Operating revenues from liquid unit tow operations were $10.4 million lower primarily due to the sale of its equipment during the Current Year Quarter. Operating revenues from the 10,000 barrel inland river liquid tank barge operations were $10.5 million lower following the sale of its equipment during the third quarter of 2015. Operating revenues from terminal operations were $1.7 million higher primarily due to increased throughput in the Current Six Months. Operating revenues from fleeting operations were $1.5 million lower primarily due to a reduction in exports of grain and grain byproducts. Operating revenues from inland river towboat operations and other activities were $4.6 million lower primarily due to the completion of machine and repair services provided to third parties in the Prior Six Months.
Operating Expenses. Operating expenses were $32.5 million lower in the Current Six Months compared with the Prior Six Months. Barge logistics expenses were $17.9 million lower primarily due to lower towing and switching costs for the dry-cargo barge pools as a consequence of lower activity levels, reduced fuel prices and lower costs associated with the 10,000 barrel inland river liquid tank barge operations following the sale of its equipment during the third quarter of 2015. Personnel costs were $2.3 million lower primarily from liquid unit tow operations following the sale of its equipment during the Current Year Quarter. Repair and maintenance costs were $3.9 million lower primarily due to U.S. Coast Guard inspections and related repair expenses for the 10,000 barrel inland river liquid tank barge operations in the Prior Six Months. Fuel, lubes and supplies were $5.8 million lower primarily due to the completion of machine and repair services provided to third parties in the Prior Six Months. Leased-in equipment expenses were $0.8 million lower primarily due to returning two leased-in towboats to their owners in the Prior Six Months. Other operating expenses were $1.5 million lower primarily due to reduced expenses associated with the 10,000 barrel inland river liquid tank barge operations following the sale of its equipment during the third quarter of 2015.
Gains on Asset Dispositions. During the Current Six Months, the Company sold 20 30,000 barrel inland river liquid tank barges, the rights to eight leased-in 30,000 barrel inland river liquid tank barges and 14 inland river towboats for net proceeds of $90.0 million and gains of $2.0 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $1.2 million. During the Prior Six Months, the Company sold one 10,000 barrel inland river liquid tank barge, twelve deck barges and other equipment for proceeds of $9.0 million and gains of $2.9 million, of which $0.9 million were recognized currently and $2.0 million were deferred. In addition, the Company recognized previously deferred gains of $2.0 million.
Operating Income (Loss). Operating loss as a percentage of operating revenues was 2% in the Current Six Months compared with operating income as a percentage of operating revenues of 8% in the Prior Six Months. The decrease was primarily due to the sale of equipment.
Foreign currency gains (losses), net. During the Current Six Months, foreign currency gains, net were primarily due to the strengthening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Current Year Quarter, equity in losses in 50% or less owned companies, net of tax, primarily relates to the Company’s joint venture operating on the Parana-Paraguay River Waterway due to continued weakness in the iron ore and grain markets. In addition, the Company recognized interest income (not a component of segment profit) of $1.6 million and deferred gains of $0.9 million on notes due from and equipment previously sold to this 50% or less owned company.

Fleet Count
The composition of Inland River Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2016
Dry-cargo barges	645	258	—	490	1,393
Liquid tank barges:
10,000 barrel	18	—	—	—	18
Specialty barges(1)	11	—	—	—	11
Towboats:
4,000 hp - 6,250 hp	2	11	4	—	17
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	2	2	—	—	4
	679	271	4	490	1,444
2015
Dry-cargo barges	645	258	—	532	1,435
Liquid tank barges:
10,000 barrel	44	—	—	1	45
30,000 barrel	19	—	8	—	27
Specialty barges(1)	7	—	—	—	7
Towboats:
4,000 hp - 6,250 hp	—	17	—	—	17
Less than 3,200 hp	14	2	—	—	16
	729	277	8	533	1,547
______________________

(1)	Includes non-certificated 10,000 and 30,000 barrel inland river liquid tank barges.

Shipping Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	43,441	78	47,536	85	89,379	79	90,963	85
Foreign	12,179	22	8,138	15	23,296	21	16,118	15
	55,620	100	55,674	100	112,675	100	107,081	100
Costs and Expenses:
Operating:
Personnel	10,956	20	10,216	18	21,331	19	20,431	19
Repairs and maintenance	3,363	5	2,375	4	5,394	5	5,349	5
Drydocking	530	1	8,127	15	1,636	2	17,861	17
Insurance and loss reserves	1,536	3	1,229	2	2,545	2	2,296	2
Fuel, lubes and supplies	3,215	6	3,667	7	6,128	5	7,252	7
Leased-in equipment	6,236	11	6,210	11	12,388	11	12,101	11
Other	4,433	8	4,300	8	8,081	7	7,965	7
	30,269	54	36,124	65	57,503	51	73,255	68
Administrative and general	7,337	13	6,676	12	14,255	13	12,965	12
Depreciation and amortization	7,415	13	6,611	12	13,977	12	13,346	13
	45,021	80	49,411	89	85,735	76	99,566	93
Gains on Asset Dispositions	6	—	—	—	—	—	—	—
Operating Income	10,605	20	6,263	11	26,940	24	7,515	7
Other Income (Expense):
Foreign currency gains (losses), net	(6)	—	9	—	(9)	—	(3)	—
Other, net	(928)	(2)	187	—	(927)	(1)	216	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(1,591)	(3)	2,363	4	(1,565)	(1)	3,504	3
Segment Profit(1)	8,080	15	8,822	15	24,439	22	11,232	10
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Petroleum Transportation:
Time charter	18,317	33	16,641	30	37,472	33	29,985	28
Bareboat charter	8,649	15	8,649	16	17,297	15	17,202	16
Harbor towing and bunkering	17,126	31	20,287	36	35,937	32	40,129	37
Short-sea transportation	11,028	20	9,626	17	20,912	19	18,953	18
Technical management services	500	1	471	1	1,057	1	812	1
	55,620	100	55,674	100	112,675	100	107,081	100

Operating Revenues. Operating revenues were $0.1 million lower in the Current Year Quarter compared with the Prior Year Quarter and $5.6 million higher in the Current Six Months compared with the Prior Six Months. Operating revenues for petroleum transportation were $1.7 million higher in the Current Year Quarter and $7.6 million higher in the Current Six Months primarily due to fewer out-of-service days and the delivery of one newly built U.S.-flag product tanker placed into service in the Current Year Quarter, partially offset by a rate modification upon the Company’s election to keep a U.S.-flag product tanker on charter with an existing client. Operating revenues for harbor towing and bunkering were $3.2 million lower in the Current Year Quarter and $4.2 million lower in the Current Six Months primarily due to a change in contract status from time charter to bareboat charter for the Company’s bunkering operations in St. Eustatius and reduced fuel surcharges for harbor towing as a consequence of lower fuel prices. Operating revenues for short-sea transportation were $1.4 million higher in the Current Year Quarter and $2.0 million higher in the Current Six Months primarily due to higher cargo shipping demand.
Operating Expenses. Operating expenses were $5.9 million lower in the Current Year Quarter and $15.8 million lower in the Current Six Months primarily due to drydocking two U.S.-flag product tankers in the Prior Six Months.
Operating Income. Operating income as a percentage of operating revenues was 20% in the Current Year Quarter compared with 11% in the Prior Year Quarter and 24% in the Current Six Months compared with 7% in the Prior Six Months. The increases were primarily due to the drydocking of U.S.-flag product tankers as discussed above.
Other, net. During the Current Year Quarter, the Company recognized a $1.0 million impairment charge related to one of its cost investments.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. Equity in losses in 50% or less owned companies, net of tax, includes losses of $2.3 million in the Current Year Quarter and $3.6 million in the Current Six Months from Trailer Bridge. In addition, the Company recognized interest income (not a component of segment profit) of $2.6 million in the Current Year Quarter and $5.0 million in the Current Six Months on notes due from Trailer Bridge. Equity in earnings of 50% or less owned companies, net of tax, included $1.4 million in the Prior Year Quarter and $2.6 million in the Prior Six Months from Dorian, which was reclassified to marketable securities during December 2015.

Fleet Count
The composition of Shipping Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Total
2016
Petroleum and Gas Transportation:
Product tankers - U.S.-flag	5	—	3	8
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tug - U.S.-flag	—	1	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry-bulk articulated tug-barge - U.S.-flag	—	1	—	1
	36	9	12	57
2015
Petroleum and Gas Transportation:
Product tankers - U.S.-flag	4	—	3	7
Crude oil tanker - U.S.-flag	—	1	—	1
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tug - U.S.-flag	—	1	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry-bulk articulated tug-barge - U.S.-flag	—	1	—	1
	35	10	12	57
______________________

(1)	Roll On/Roll Off.

Illinois Corn Processing

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	40,576	100	48,371	100	90,185	100	87,969	100
Costs and Expenses:
Operating	36,153	89	40,588	84	82,442	92	73,706	84
Administrative and general	912	2	509	1	1,568	2	1,071	1
Depreciation and amortization	1,064	3	979	2	2,117	2	1,959	2
	38,129	94	42,076	87	86,127	96	76,736	87
Operating Income	2,447	6	6,295	13	4,058	4	11,233	13
Other Expense:
Derivative losses, net(1)	856	2	50	—	669	1	(778)	(1)
Other, net	—	—	4,112	9	—	—	4,112	5
Segment Profit(2)	3,303	8	10,457	22	4,727	5	14,567	17
______________________

(1)
ICP routinely enters into exchange traded positions (primarily corn, natural gas and ethanol derivatives) to offset its net commodity market exposure on raw material and finished goods inventory balances and forward purchase and sales commitments. As of June 30, 2016 and 2015, the net market exposure to corn under its contracts and its raw material and inventory balances was not material.

(2)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Key Production and Sales Metrics. The table below sets forth, for the periods indicated, key production and sales metrics for Illinois Corn Processing:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Production Inputs:
Corn (average price per bushel)	$3.84	$3.87	$3.83	$3.89

Production Output Sold:
Alcohol (gallons in thousands)	17,801	18,959	41,220	34,230
Dried Distiller’s Grains with Solubles (“DDGS”) (tons)	48,945	56,499	113,077	104,748

Production Output Sales Price (excluding freight):
Alcohol (per gallon)	$1.72	$1.81	$1.63	$1.84
Dried Distiller’s Grains with Solubles (“DDGS”) (per ton)	$145.37	$180.22	$145.89	$173.61
Segment Profit. Segment profit was $3.3 million on operating revenues of $40.6 million in the Current Year Quarter compared with $10.5 million on operating revenues of $48.4 million in the Prior Year Quarter. Segment profit was $4.7 million on operating revenues of $90.2 million in the Current Six Months compared with $14.6 million on operating revenues of $88.0 million in the Prior Six Months. Segment profit was lower in the Current Year Quarter and Current Six Months primarily due to lower profit margins on U.S. fuel ethanol sales and the recognition of $4.1 million of insurance proceeds in the Prior Year Quarter and Prior Six Months.

Other
Segment profit (loss) of the Company's Other activities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	$’000	$’000	$’000	$’000
Emergency and crisis services	(178)	2,517	(2,069)	1,750
Other activities(1)(2)	(7,460)	(652)	(7,120)	(1,650)
	(7,638)	1,865	(9,189)	100
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

(2)	The components of segment profit (loss) do not include interest income, which is a significant component of the Company’s lending and leasing activities.
Other activities. During the Current Year Quarter and Current Six Months, other activities include a $6.7 million reserve for one of the Company’s notes receivable from third parties following a decline in the underlying collateral value.
Corporate and Eliminations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	$’000	$’000	$’000	$’000
Corporate Expenses	(7,345)	(9,236)	(15,706)	(17,729)
Eliminations	2	1	2	—
Operating Loss	(7,343)	(9,235)	(15,704)	(17,729)
Other Income (Expense):
Derivative gains (losses), net	(2,574)	891	(2,665)	(574)
Foreign currency gains (losses), net	(142)	276	48	(527)
Other, net	3	51	5	116
Corporate Expenses. Corporate expenses in the Current Year Quarter and Current Six Months were lower compared with the Prior Year Quarter and Prior Six Months primarily due to lower management bonus accruals.
Derivative gains (losses), net. Derivative losses in the Current Year Quarter and Current Six Months primarily consist of losses on the exchange option liability on subsidiary convertible senior notes.
Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	$’000	$’000	$’000	$’000
Interest income	5,020	4,474	10,613	9,053
Interest expense	(12,834)	(10,391)	(24,769)	(20,903)
Debt extinguishment gains (losses), net	1,615	(29,536)	4,838	(29,536)
Marketable security gains (losses), net	(23,951)	10,249	(49,047)	1,128
	(30,150)	(25,204)	(58,365)	(40,258)
Interest Expense. Interest expense in the Current Year Quarter and Current Six Months was higher primarily due to the issuance of the Company’s 3.75% Subsidiary Convertible Notes on December 1, 2015.
Debt Extinguishment Gains (Losses), net. During the Current Six Months, the Company purchased $22.6 million in principal amount of its 7.375% Senior Notes for $20.3 million and purchased $76.0 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $73.8 million resulting in gains on debt extinguishment of $4.8 million. During the Prior Year Quarter, SEA-Vista redeemed its Title XI bonds for $99.9 million and recorded a $29.0 million loss on extinguishment of debt for the then unamortized debt discount, the make whole premium paid and certain other redemption costs. As a consequence of redeeming the bonds prior to their scheduled maturity, SEA-Vista was required to pay a make whole premium in the amount of $20.5 million.
Marketable Security Gains (Losses), net. During the Current Year Quarter and Current Six Months, marketable security losses, net included $21.6 million and $43.3 million, respectively, of unrealized losses on the Company’s investment in 9,177,135 shares of Dorian, a publicly traded company listed on the New York Stock Exchange under the symbol “LPG.” During the Prior Year Quarter, marketable security gains, net were primarily due to unrealized gains on long marketable security positions.
Liquidity and Capital Resources
General
The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to repay debt. The Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for treasury, repurchase its outstanding notes or make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds and cash flows from operations. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.
The Company's capital commitments as of June 30, 2016 by year of expected payment were as follows (in thousands):

	2016	2017	2018	2019	Total
Offshore Marine Services	$33,033	$41,683	$41,603	$10,124	$126,443
Shipping Services	82,825	23,624	—	—	$106,449
Inland River Services	24,723	28,022	—	—	$52,745
Illinois Corn Processing	1,723	—	—	—	$1,723
	$142,304	$93,329	$41,603	$10,124	$287,360
As of June 30, 2016, the Company had outstanding debt of $1,039.0 million, letters of credit totaling $26.2 million with various expiration dates through 2019 and other labor and performance guarantees totaling $1.8 million. The Company’s long-term debt maturities, assuming payments made on the first available put date, are as follows (in thousands):

Remainder of 2016	$21,442
2017(1)	397,123
2018	19,867
2019	191,536
2020	440,947
Years subsequent to 2020	31,891
$1,102,806
______________________

(1)
To the extent a SMH Spin-off does not occur prior to December 1, 2017, the holders of the 3.75% Subsidiary Convertible Senior Notes may require us to purchase for cash all or part of the notes at par on that date; however, if the SMH Spin-off is consummated, this put option of $175.0 million would immediately terminate.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the "Securities"), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On February 26, 2016, SEACOR's Board of Directors increased the Company's repurchase authority for the Securities to $200.0 million. As of June 30, 2016, the Company’s repurchase authority for the Securities was $105.9 million.
As of June 30, 2016, the Company held balances of cash, cash equivalents, restricted cash, marketable securities and construction reserve funds totaling $809.2 million. As of June 30, 2016, construction reserve funds of $166.9 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company has $90.8 million available under subsidiary credit facilities. Subsequent to June 30, 2016, the Company’s subsidiaries borrowed $27.9 million under these credit facilities to fund their capital commitments.

Summary of Cash Flows

	Six Months Ended June 30,
	2016	2015
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	46,801	98,539
Investing Activities	25,953	(80,643)
Financing Activities	(48,835)	(18,130)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1,088)	(122)
Increase (Decrease) in Cash and Cash Equivalents	22,831	(356)
Operating Activities
Cash flows provided by operating activities decreased by $51.7 million in the Current Six Months compared with the Prior Six Months. The components of cash flows provided by (used in) operating activities during the Current Six Months and Prior Six Months were as follows:

	Six Months Ended June 30,
	2016	2015
	$’000	$’000
Operating income before depreciation, amortization and gains (losses) on asset dispositions and impairments, net	39,737	57,801
Changes in operating assets and liabilities before interest and income taxes	13,437	4,335
Purchases of marketable securities	(8,390)	(23,390)
Proceeds from sale of marketable securities	9,169	54,769
Cash settlements on derivative transactions, net	(1,800)	598
Dividends received from 50% or less owned companies	2,880	9,336
Interest paid, excluding capitalized interest(1)	(12,955)	(11,364)
Income taxes paid, net of amounts refunded	(2,684)	(3,445)
Other	7,407	9,899
Total cash flows provided by operating activities	46,801	98,539
_____________________

(1)	During the Current Six Months and Prior Six Months, capitalized interest paid and included in purchases of property and equipment was $9.9 million and $9.6 million, respectively.
Operating income before depreciation, amortization and gains (losses) on asset dispositions and impairments, net was $18.1 million lower in the Current Six Months compared with the Prior Six Months. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company’s business segments.
Changes in operating assets and liabilities before interest and income taxes was primarily due to lower working capital requirements as a consequence of reduced activity levels for Inland River Services and ICP in the Current Six Months.
During the Current Six Months, cash provided by operating activities included $8.4 million to purchase marketable security long positions. During the Current Six Months, cash provided by operating activities included $8.9 million received from the sale of marketable security long positions and $0.3 million received upon entering into marketable security short positions.
During the Prior Six Months, cash provided by operating activities included $20.8 million to purchase marketable security long positions and $2.6 million to cover marketable security short positions. During the Prior Six Months, cash provided by operating activities included $49.4 million received from the sale of marketable security long positions and $5.3 million received upon entering into marketable security short positions.
Investing Activities
During the Current Six Months, net cash provided by investing activities was $26.0 million primarily as follows:

•
Capital expenditures were $204.1 million. Equipment deliveries included one fast support vessel, one supply vessel, one wind farm utility vessel, one inland river towboat, and two U.S.-flag product tankers. In addition, the Company received one U.S.-flag harbor tug as partial consideration for the sale of certain Inland River Services equipment as described below.

•
The Company sold two standby safety vessels, 20 30,000 barrel inland river liquid tank barges, the rights to eight leased-in 30,000 barrel inland river liquid tank barges, 14 inland river towboats, one U.S.-flag product tanker, one U.S.-flag harbor tug and other property and equipment for net proceeds of $153.9 million ($143.9 million in cash, $8.0 million in seller financing and one U.S.-flag harbor tug valued at $2.0 million). Equipment dispositions included one 30,000 barrel inland river liquid tank barge and one towboat currently under construction and the sale-leaseback of one U.S.-flag product tanker for $61.0 million with a leaseback term of 76 months. The Company also received $1.2 million of deposits on future equipment sales.

•	Construction reserve funds account transactions included withdrawals of $88.5 million.

•	The Company made investments in and advances to its 50% or less owned companies of $10.5 million, including $6.0 million in Falcon Global, $3.0 million in Avion and $0.8 million in SCFCo.

•	The Company received $7.6 million from SEA-Access.

•	The Company received net repayments on revolving credit lines provided to VA&E of $1.1 million.

•	The Company received $2.1 million of net payments on third party leases and notes receivable.
During the Prior Six Months, net cash used in investing activities was $80.6 million primarily as follows:

•	Capital expenditures were $132.1 million. Equipment deliveries during the period included one fast support vessel, one supply vessel, one wind farm utility vessel and two inland river towboats.

•
The Company sold two offshore support vessels, one 10,000 barrel inland river liquid tank barge, twelve inland river deck barges and other property and equipment for net proceeds of $24.7 million ($22.7 million in cash and $2.0 million in seller financing).

•
The Company made investments in and advances to its 50% or less owned companies of $26.8 million, including $9.9 million in Falcon Global, $7.9 million in MexMar, $3.0 million in SCFCo, $1.4 million in OSV Partners and $1.0 million in SeaJon II.

•	The Company received $38.5 million from its 50% or less owned companies, including $15.5 million from Trailer Bridge, $15.0 million from MexMar and $2.0 million from Bunge-SCF Grain.

•	The Company made net investments of $2.5 million in third party leases and notes receivable.

•	The Company released restricted cash of $16.4 million in conjunction with the redemption of the Title XI bonds.

•	The Company utilized Title XI reserve funds of $9.6 million in conjunction with the redemption of the Title XI bonds.

•	Construction reserve funds account transactions included deposits of $14.9 million and withdrawals of $8.2 million.
Financing Activities
During the Current Six Months, net cash used in financing activities was $48.8 million. The Company:

•	purchased $22.6 million in principal amount of its 7.375% Senior Notes for $20.3 million;

•
purchased $76.0 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $73.8 million. Consideration of $68.8 million was allocated to the settlement of the long-term debt and $5.0 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes.

•	borrowed $47.0 million and repaid $1.9 million under the SEA-Vista Credit Facility;

•	borrowed $23.5 million (€21.0 million) under the Windcat Credit Facility and repaid all of the subsidiary’s then outstanding debt totaling $22.9 million;

•	issued other long-term debt of $7.5 million;

•	incurred issuance costs on various debt facilities of $1.2 million;

•	made other scheduled payments on long-term debt and capital lease obligations of $1.9 million;

•
acquired 47,455 shares of Common Stock for treasury for an aggregate purchase price of $2.4 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards;

•	received $1.2 million from share award plans; and

•	distributed $3.7 million to non-controlling interests.
During the Prior Six Months, net cash used in financing activities was $18.1 million. The Company:

•	purchased $14.0 million in principal amount of its 7.375% Senior Notes for $14.4 million;

•	redeemed its Title XI Bonds for $99.9 million, including a make whole premium payment in the amount of $20.5 million;

•	borrowed $135.0 million, repaid $1.0 million and incurred issuance costs of $3.1 million under the SEA-Vista Credit Facility;

•	received advances of $4.9 million and made repayments of $8.9 million on Witt O’Brien’s revolving credit facility;

•	made other scheduled payments on long-term debt and capital lease obligations of $3.9 million;

•	made net repayments on inventory financing arrangements of $2.7 million;

•	acquired 284,227 shares of Common Stock for an aggregate purchase price of $19.9 million;

•
acquired 40,859 shares of Common Stock for treasury for an aggregate purchase price of $3.0 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards;

•	received $3.1 million from share award plans; and

•	distributed $4.7 million to noncontrolling interests.
Short and Long-Term Liquidity Requirements
The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program and debt service requirements, the Company believes that a combination of cash balances on hand, cash generated from operating activities, funding under existing subsidiary financing arrangements and access to the credit and capital markets will provide sufficient liquidity to meet its obligations. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to the credit and capital markets on acceptable terms. Management will continue to closely monitor the Company’s liquidity and the credit and capital markets.
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change in the Company’s off-balance sheet arrangements during the Current Six Months except as follows:

•	The Company is a guarantor of the outstanding debt for one of Offshore Marine Services’ 50% or less owned companies. As of June 30, 2016, the amount of the Company’s guarantee was $48.0 million.
Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change in the Company’s contractual obligations and commercial commitments during the Current Six Months.
Contingencies
On December 15, 2010, both ORM and NRC, a subsidiary of the Company prior to the SES Business Transaction were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order, discussed in turn below. The Company believes that all of the B3 claims asserted against ORM and NRC have no merit, and on February 28, 2011, ORM and NRC moved to dismiss all claims asserted against them in the master complaint. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed although the Court recognized the validity of the derivative immunity and implied preemption arguments that ORM and NRC advanced in their motion and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert those arguments. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their immunity and preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and taken under advisement. On July 17, 2014, the Court issued a pretrial order that established a protocol for disclosures clarifying the basis for the B3 claims asserted against the Clean-Up Responder Defendants, including ORM and NRC, in the MDL, whether by joinder in the master complaint, individual complaint or otherwise. Under this protocol, plaintiffs who satisfied certain criteria and believed they had specific evidence in support of their claims, including that any Clean-Up Responder Defendant(s) failed to act pursuant to the authority and direction of the federal government in conducting Deepwater Horizon oil spill remediation and clean-up operations, had to submit a sworn statement or face dismissal. Plaintiffs’ deadline to serve such sworn statements in support of their claims was September 22, 2014, with the exception of several Plaintiffs who were granted an extension until October 10, 2014. On November 14, 2014, the Clean-Up Responder Defendants and the Plaintiffs’ Steering Committee (“PSC”) in the MDL submitted a joint report to the Court regarding claimants’ compliance with the pretrial order. In this joint report, the parties (i) explained how they complied with the notice requirements of the Court’s July 17, 2014 pretrial order, (ii) noted that they had received 102 sworn statements in connection with this pretrial order, and (iii) provided the Court with an assessment of the sworn statements received. An additional sworn statement was received after the joint report was submitted. On January 7, 2016, the Court issued an Order to Show Cause (“OSC”) as to the B3 claims against the Clean-Up Responder Defendants, including ORM and NRC. The OSC ordered any plaintiff(s) opposed to the Court entering the proposed Order & Reasons (“O&R”) attached to the OSC to show cause, in writing, on or before January 28, 2016 why the Court should not dismiss their B3 claim(s) with prejudice for the reasons set forth in the O&R. The O&R addressed the pending summary judgment motions and stated, among other things, why the Clean-Up Responder Defendants are entitled to derivative immunity under the Clean Water Act and discretionary function immunity under the Federal Tort Claims Act, and why Plaintiffs’ claims are preempted by the implied conflict preemption doctrine. The O&R also discussed the results of the protocol delineated in the Court’s July 17, 2014 pretrial order and concluded with the dismissal of all but eleven Plaintiffs’ B3 claims against the Clean-Up Responder Defendants with prejudice. Eight individual Plaintiffs submitted responses to the OSC by the January 28, 2016 deadline, and the Clean-Up Responder Defendants submitted a response thereto on February 4, 2016. On February 16, 2016, the Court issued an order overruling the objections relayed in the eight individual Plaintiffs’ responses to the OSC, and then entered a dismissal order nearly identical to the O&R. Accordingly, the final Order & Reasons entered on February 16, 2016 dismissed all but eleven B3 claims against ORM and NRC with prejudice, whether by joinder in the master complaint, individual complaint, or otherwise (the “B3 Dismissal Order”). The deadline for Plaintiffs to appeal the B3 Dismissal Order has passed and the Company continues to evaluate how this ruling will impact the individual civil actions. Moreover, on April 8, 2016, the Court entered an order establishing a summary judgment briefing schedule as to the remaining eleven B3 claimants (the “Remaining Eleven Plaintiffs”). The Clean-Up Responder Defendants, including ORM and NRC, filed an omnibus motion for summary judgment as to the Remaining Eleven Plaintiffs on May 9, 2016 (the “Omnibus Summary Judgment Motion”) and this motion is now fully briefed. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with the B3 claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from the remaining B3 claims, the Company does not expect they will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
As noted above, various civil actions concerning the Deepwater Horizon clean-up have been consolidated with the MDL and stayed. However, as discussed further below, the individual B3 exposure-based claims asserted against ORM and/or NRC have been dismissed pursuant to the B3 Dismissal Order or are subject of the above-referenced Omnibus Summary Judgment Motion. On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment, and response services by ORM during the Deepwater Horizon oil spill response and clean-up in the U.S. Gulf of Mexico. Mr. Wunstell is one of the Remaining Eleven Plaintiffs and his claim is subject to the Omnibus Summary Judgment Motion; Ms. Blanchard’s B3 claim against ORM was dismissed by virtue of the B3 Dismissal Order. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, the Company, ORM, and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc. (“BP Exploration”), et al., No. 2:11-CV-00863 (E.D. La.) (the “Pearson Action”), which is a suit by a husband and wife who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. The B3 claims against ORM and NRC in the Pearson Action have been dismissed by virtue of the B3 Dismissal Order, and the remainder of the claims alleged by these plaintiffs have been voluntarily dismissed against certain named defendants, including the Company, ORM and NRC. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.) (the “Black Action”), which is a suit by an individual who is seeking damages for, among other things, lost income because he allegedly could not find work in the fishing industry after the oil spill and exposure during the spill. The B3 exposure claims against ORM and NRC in the Black Action have been dismissed by virtue of the B3 Dismissal Order. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No.

2:11-CV-00951 (E.D. La.) (the”Alexander Action”) on behalf of 117 individual plaintiffs that sought to adopt the allegations made in the referenced master complaint against ORM and NRC (and the other defendants). Plaintiffs in this matter were then granted leave to amend their complaint to include 410 additional individual plaintiffs. The claims asserted against ORM and NRC in the Alexander Action have been dismissed by virtue of the B3 Dismissal Order. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. Ms. Sanchez’s B3 claim against ORM has been dismissed by virtue of the B3 Dismissal Order. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.), which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.) (the “Fitzgerald Action”), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. While the decedent in the Fitzgerald Action is one of the Remaining Eleven Plaintiffs subject to the Omnibus Summary Judgment Motion filed by ORM and NRC, the claim as against the Company remains stayed. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.) (the “Danos Action”), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. Messrs. Jorey Danos and Frank Howell, plaintiffs in the Danos Action, are two of the Remaining Eleven Plaintiffs and their claims are subject of the Omnibus Summary Judgment Motion; the other Danos Action plaintiffs’ B3 claims against ORM have been dismissed by virtue of the B3 Dismissal Order. The Company continues to evaluate the impact of the B3 Dismissal Order and other developments in the MDL, including the settlements discussed below, on these individual actions. The Company is unable to estimate the potential exposure, if any, resulting from these matters, to the extent they remain viable, but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the Plaintiffs by exposing them to dispersants during the course and scope of their employment. This case was removed to federal court and ultimately consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 Plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response. This case was consolidated with the MDL on May 10, 2013. By court order, both of these matters have been stayed since they were consolidated with the MDL. The Company continues to evaluate the impact of the B3 Dismissal Order and other developments in the MDL, including the settlements discussed below, on these cases. The Company is unable to estimate the potential exposure, if any, resulting from these matters but believes they are without merit, and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.

Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company (“BP America”) (collectively “BP”) and the Plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, Plaintiffs’ economic loss claims and clean-up related claims against BP. Both settlements were granted final approval by the Court, all appeals have concluded, and the deadline for submitting claims with respect to both settlements has passed. Although neither the Company, ORM, nor NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the potential exposure, if any, from some of the pending actions described above, and continues to evaluate the settlements’ impacts on these cases.
In the course of the Company’s business, it may agree to indemnify the counterparty to an agreement. If the indemnified party makes a successful claim for indemnification, the Company would be required to reimburse that party in accordance with the terms of the indemnification agreement. Indemnification agreements generally are subject to threshold amounts, specified claim periods and other restrictions and limitations.
In connection with the SES Business Transaction, the Company remains contingently liable for certain obligations, including potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response. Pursuant to the agreement governing the sale, the Company’s potential liability to the purchaser may not exceed the consideration received by the Company for the SES Business Transaction. The Company is currently indemnified under contractual agreements with BP for the potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response.
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
For a discussion of the Company’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change in the Company’s exposure to market risk during the Current Six Months.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2016. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
The Company’s disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies” in this Quarterly Report on Form 10-Q.
ITEM 1A.     RISK FACTORS
For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in the Company’s risk factors during the Current Year Quarter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)(2)
April 1 – 30, 2016	—	$—	—	$169,135,514
May 1 – 31, 2016	—	$—	—	$144,613,876
June 1 – 30, 2016	—	$—	—	$105,873,523
______________________

(1)
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On February 26, 2016 SEACOR’s Board of Directors increased the Company’s repurchase authority for the Securities to $200.0 million.

(2)
During the Current Year Quarter, the Company acquired $8.7 million in principal amount of its 7.375% Senior Notes and $55.8 million in principal amount of its 2.5% Convertible Senior Notes reducing the securities repurchase plan authority.

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

SEACOR Holdings Inc. (Registrant)

DATE:	August 1, 2016	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	August 1, 2016	By:	/S/ MATTHEW CENAC
Matthew Cenac, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.