Form 10-Q
period 2016-09-30
SEACOR HOLDINGS INC /NEW/
filed 2016-10-28
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of October 25, 2016 was 17,335,753. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$471,180	$530,009
Restricted cash	3,364	—
Marketable securities	78,717	138,200
Receivables:
Trade, net of allowance for doubtful accounts of $2,611 and $2,483 in 2016 and 2015, respectively	148,358	159,076
Other	32,452	27,217
Inventories	16,047	24,768
Prepaid expenses and other	9,500	8,627
Total current assets	759,618	887,897
Property and Equipment:
Historical cost	2,128,010	2,123,201
Accumulated depreciation	(1,008,629)	(994,181)
	1,119,381	1,129,020
Construction in progress	464,660	454,605
Net property and equipment	1,584,041	1,583,625
Investments, at Equity, and Advances to 50% or Less Owned Companies	331,063	331,103
Construction Reserve Funds	161,865	255,408
Goodwill	52,403	52,340
Intangible Assets, Net	23,496	26,392
Other Assets	41,647	48,654
	$2,954,133	$3,185,419
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$28,228	$35,531
Accounts payable and accrued expenses	70,032	71,952
Other current liabilities	96,324	92,677
Total current liabilities	194,584	200,160
Long-Term Debt	1,013,691	1,034,859
Exchange Option Liability on Subsidiary Convertible Senior Notes	8,938	5,611
Deferred Income Taxes	307,353	389,988
Deferred Gains and Other Liabilities	148,085	163,862
Total liabilities	1,672,651	1,794,480
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 37,874,080 and 37,684,829 shares issued in 2016 and 2015, respectively	379	377
Additional paid-in capital	1,512,209	1,505,942
Retained earnings	1,004,472	1,126,620
Shares held in treasury of 20,538,327 and 20,529,929 in 2016 and 2015, respectively, at cost	(1,357,331)	(1,356,499)
Accumulated other comprehensive loss, net of tax	(10,471)	(5,620)
	1,149,258	1,270,820
Noncontrolling interests in subsidiaries	132,224	120,119
Total equity	1,281,482	1,390,939
	$2,954,133	$3,185,419

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenues	$206,983	$261,852	$617,949	$804,105
Costs and Expenses:
Operating	146,796	175,985	448,146	582,876
Administrative and general	32,245	37,892	102,124	115,453
Depreciation and amortization	31,132	31,018	93,482	94,527
	210,173	244,895	643,752	792,856
Gains (Losses) on Asset Dispositions and Impairments, Net	(29,826)	11,264	(47,380)	10,804
Operating Income (Loss)	(33,016)	28,221	(73,183)	22,053
Other Income (Expense):
Interest income	5,277	5,065	15,890	14,118
Interest expense	(12,504)	(10,894)	(37,273)	(31,797)
Debt extinguishment gains (losses), net	557	(434)	5,395	(29,970)
Marketable security losses, net	(7,865)	(4,604)	(56,912)	(3,476)
Derivative losses, net	(1,174)	(725)	(109)	(2,295)
Foreign currency losses, net	(666)	(4,057)	(651)	(3,614)
Other, net	(5,460)	1,773	(12,844)	6,162
	(21,835)	(13,876)	(86,504)	(50,872)
Income (Loss) Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	(54,851)	14,345	(159,687)	(28,819)
Income Tax Expense (Benefit)	(21,147)	3,063	(61,737)	(8,736)
Income (Loss) Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(33,704)	11,282	(97,950)	(20,083)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(322)	5,123	(7,533)	10,086
Net Income (Loss)	(34,026)	16,405	(105,483)	(9,997)
Net Income attributable to Noncontrolling Interests in Subsidiaries	5,777	9,440	16,665	1,920
Net Income (Loss) attributable to SEACOR Holdings Inc.	$(39,803)	$6,965	$(122,148)	$(11,917)

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(2.35)	$0.40	$(7.23)	$(0.68)

Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(2.35)	$0.40	$(7.23)	$(0.68)

Weighted Average Common Shares Outstanding:
Basic	16,943,647	17,294,927	16,896,751	17,616,035
Diluted	16,943,647	17,561,107	16,896,751	17,616,035

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income (Loss)	$(34,026)	$16,405	$(105,483)	$(9,997)
Other Comprehensive Loss:
Foreign currency translation losses	(305)	(2,722)	(6,641)	(2,167)
Reclassification of foreign currency translation losses to foreign currency losses, net	74	—	74	—
Derivative losses on cash flow hedges	(187)	(1,540)	(3,855)	(2,225)
Reclassification of derivative losses on cash flow hedges to interest expense	9	—	9	—
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	785	214	2,111	925
Other	(7)	—	(16)	—
	369	(4,048)	(8,318)	(3,467)
Income tax benefit (expense)	(182)	1,309	2,612	1,130
	187	(2,739)	(5,706)	(2,337)
Comprehensive Income (Loss)	(33,839)	13,666	(111,189)	(12,334)
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	5,625	9,133	15,810	1,682
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	$(39,464)	$4,533	$(126,999)	$(14,016)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2015	$377	$1,505,942	$1,126,620	$(1,356,499)	$(5,620)	$120,119	$1,390,939
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,726	—	—	1,726
Exercise of stock options	—	1,076	—	—	—	—	1,076
Director stock awards	—	142	—	—	—	—	142
Restricted stock	2	(1,181)	—	—	—	—	(1,179)
Purchase of conversion option in convertible debt, net of tax	—	(4,612)	—	—	—	—	(4,612)
Purchase of treasury shares	—	—	—	(2,396)	—	—	(2,396)
Amortization of share awards	—	10,680	—	—	—	—	10,680
Cancellation of restricted stock	—	162	—	(162)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(3,705)	(3,705)
Net income (loss)	—	—	(122,148)	—	—	16,665	(105,483)
Other comprehensive loss	—	—	—	—	(4,851)	(855)	(5,706)
Nine Months Ended September 30, 2016	$379	$1,512,209	$1,004,472	$(1,357,331)	$(10,471)	$132,224	$1,281,482

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Nine Months Ended September 30,
	2016	2015
Net Cash Provided by Operating Activities	$60,242	$142,784
Cash Flows from Investing Activities:
Purchases of property and equipment	(294,115)	(227,244)
Cash settlements on derivative transactions, net	(31)	—
Proceeds from disposition of property and equipment	146,195	95,396
Investments in and advances to 50% or less owned companies	(12,666)	(43,760)
Return of investments and advances from 50% or less owned companies	8,361	47,175
Net repayments (borrowings) on revolving credit line to 50% or less owned companies	(1,099)	242
Issuances of third party leases and notes receivable, net	(1,320)	(4,416)
Net (increase) decrease in restricted cash	(3,364)	16,435
Net decrease in construction reserve funds and title XI reserve funds	93,543	24,552
Net cash used in investing activities	(64,496)	(91,620)
Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(156,321)	(156,632)
Net repayments under inventory financing arrangements	—	(2,661)
Proceeds from issuance of long-term debt, net of issue costs	114,763	197,585
Purchase of conversion option in convertible debt	(7,096)	—
Common stock acquired for treasury	(2,396)	(65,214)
Proceeds and tax benefits from share award plans	1,618	4,103
Issuance of noncontrolling interests	—	400
Distributions to noncontrolling interests	(3,705)	(4,717)
Net cash used in financing activities	(53,137)	(27,136)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1,438)	(1,406)
Net Increase (Decrease) in Cash and Cash Equivalents	(58,829)	22,622
Cash and Cash Equivalents, Beginning of Period	530,009	434,183
Cash and Cash Equivalents, End of Period	$471,180	$456,805

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The condensed consolidated financial information for the three and nine months ended September 30, 2016 and 2015 has been prepared by the Company and has not been audited by its independent registered certified public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of September 30, 2016, its results of operations for the three and nine months ended September 30, 2016 and 2015, its comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, its changes in equity for the nine months ended September 30, 2016, and its cash flows for the nine months ended September 30, 2016 and 2015. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
As of September 30, 2016, deferred revenues of $6.8 million, included in other current liabilities in the accompanying condensed consolidated balance sheets, related to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the “Conveyance”) in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to May 19, 2012 are subject to creditors’ claims in bankruptcy court. The Company will recognize revenues when reasonably assured of a judgment in its favor. All costs and expenses related to these charters were recognized as incurred.
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

As of September 30, 2016, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the nine months ended September 30, 2016, capitalized interest totaled $14.3 million.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value, if lower. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the nine months ended September 30, 2016 and 2015, the Company recognized impairment charges of $51.7 million and $6.9 million, respectively, related to long-lived assets held for use.
When reviewing the Company’s Offshore Marine Services’ fleet for impairment, including stacked vessels expected to return to active service, the Company groups vessels with similar operating and marketing characteristics into vessel classes. As a result of the continued weak market conditions, the Company has identified indicators of impairment for certain of its owned offshore support vessels or vessel classes. As a consequence, the Company estimated their undiscounted future cash flows and determined that for one mini-supply vessel, one specialty vessel, 13 anchor handling towing supply vessels, eight supply vessels and 13 liftboats, there is sufficient uncertainty as to whether or not their carrying values would be recovered. During the nine months ended September 30, 2016, the Company obtained independent appraisals and other market data resulting in impairment charges of $50.6 million related to these identified vessels and associated intangible assets. Due to limited market transactions, the primary valuation methodology applied by the appraisers was an estimated cost approach less estimated economic depreciation for comparably aged assets with a discount applied for economic obsolescence based on current and prior two years’ performance trending.
The preparation of the undiscounted cash flows requires management to make certain estimates and assumptions on expected future rates per day worked and utilization levels for vessels and vessel classes over their expected remaining lives. Those estimates and assumptions are based on the projected magnitude and timing of a market recovery from offshore oil and gas exploration and production activity in the geographic regions where the Company operates and, as such, are highly subjective. If difficult market conditions persist and an anticipated recovery is delayed beyond the Company’s expectation, further deterioration in the fair value of vessels already impaired or revisions to management’s forecasts may result in the Company recording additional impairment charges related to its long-lived assets in future periods.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the fair value of the investment. The periodic assessment considers, among other things, whether the carrying value of the investment is able to be recovered and whether or not the investee’s ability to sustain an earnings capacity that would justify the carrying value of the investment. When the Company determines its investment in the 50% or less owned company is not recoverable or the decline in fair value is other-than-temporary, the investment is written down to fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding the projected financial performance of 50% or less owned companies, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the 50% or less owned company. During the nine months ended September 30, 2016, the Company recognized a $0.3 million impairment charge, net of tax, related to one of Offshore Marine Services’ equity method investments in equity in earnings (losses) of 50% or less owned companies in the accompanying condensed consolidated statements of income (loss). In addition, during the nine months ended September 30, 2016, the Company recognized a $6.5 million impairment charge related to a Shipping Services’ cost investment in a foreign container shipping company in other, net in the accompanying condensed consolidated statements of income (loss). During the nine months ended September 30, 2015, the Company did not recognize any impairment charges related to its 50% or less owned companies.
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

	2016	2015
Balance at beginning of period	$135,909	$159,911
Adjustments to deferred gains arising from asset sales	9,003	5,971
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(17,369)	(16,897)
Amortization of deferred gains included in gains (losses) on asset dispositions and impairments, net	(1,852)	(5,437)
Other	(2,850)	(1,667)
Balance at end of period	$122,841	$141,881
Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Holdings Inc. Stockholders’ Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Other Comprehensive Loss
December 31, 2015	$(5,528)	$(116)	$24	$(5,620)	$(528)	$—	$16
Other comprehensive loss	(5,772)	(1,680)	(11)	(7,463)	(795)	(55)	(5)	$(8,318)
Income tax benefit	2,020	588	4	2,612	—	—	—	2,612
Nine Months Ended September 30, 2016	$(9,280)	$(1,208)	$17	$(10,471)	$(1,323)	$(55)	$11	$(5,706)
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

Computations of basic and diluted earnings (loss) per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Net Income (Loss) attributable to SEACOR	Average O/S Shares	Per Share	Net Loss Attributable to SEACOR	Average O/S Shares	Per Share
2016
Basic Weighted Average Common Shares Outstanding	$(39,803)	16,943,647	$(2.35)	$(122,148)	16,896,751	$(7.23)
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	—		—	—
Convertible Notes(2)	—	—		—	—
Diluted Weighted Average Common Shares Outstanding	$(39,803)	16,943,647	$(2.35)	$(122,148)	16,896,751	$(7.23)
2015
Basic Weighted Average Common Shares Outstanding	$6,965	17,294,927	$0.40	$(11,917)	17,616,035	$(0.68)
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	266,180		—	—
Convertible Notes(3)	—	—		—	—
Diluted Weighted Average Common Shares Outstanding	$6,965	17,561,107	$0.40	$(11,917)	17,616,035	$(0.68)
______________________

(1)
For the three months ended September 30, 2016 and 2015, diluted earnings per common share of SEACOR excluded 2,041,652 and 846,934, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive. For the nine months ended September 30, 2016 and 2015, diluted earnings per common share of SEACOR excluded 2,041,652 and 2,038,450, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the three months ended September 30, 2016, diluted earnings per common share of SEACOR excluded 2,382,626 common shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes, 1,825,326 common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes and 2,243,500 common shares issuable pursuant to the Company’s 3.75% Subsidiary Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive. For the nine months ended September 30, 2016, diluted earnings per common share of SEACOR excluded 2,910,688 common shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes, 1,825,326 common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes and 2,243,500 common shares issuable pursuant to the Company’s 3.75% Subsidiary Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

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
During the nine months ended September 30, 2016, capital expenditures were $294.1 million. Equipment deliveries during the nine months ended September 30, 2016 included twelve fast support vessels, one supply vessel, two wind farm utility vessels, two inland river towboats, twelve inland river dry-cargo barges and two U.S.-flag product tankers. In addition, the Company received one U.S.-flag harbor tug as partial consideration for the sale of certain Inland River Services equipment as described below.
During the nine months ended September 30, 2016, the Company sold one mini-supply vessel, four standby safety vessels, one supply vessel, 20 30,000 barrel inland river liquid tank barges, the rights to eight leased-in 30,000 barrel inland river liquid tank barges, 14 inland river towboats, one U.S.-flag product tanker, one U.S.-flag harbor tug and other property and equipment for net proceeds of $156.1 million ($146.1 million in cash, $8.0 million in seller financing and one U.S.-flag harbor tug valued at $2.0 million) and gains of $11.4 million, of which $2.4 million were recognized currently and $9.0 million were deferred (see Note 1). In addition, the Company recognized previously deferred gains of $1.9 million. Equipment dispositions included one 30,000 barrel inland river liquid tank barge currently under construction and the sale-leaseback of one U.S.-flag product tanker for $61.0 million with a leaseback term of 76 months. The Company also received $0.1 million of deposits on future equipment sales.

3.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Falcon Global. Falcon Global was formed to construct and operate foreign-flag liftboats. During the nine months ended September 30, 2016, the Company and its partner each contributed additional capital of $6.8 million in cash.
OSV Partners. OSV Partners owns and operates offshore support vessels. During the nine months ended September 30, 2016, the Company contributed additional capital of $1.2 million in cash. In addition, during the nine months ended September 30, 2016, equity in losses of 50% or less owned companies, net of tax, includes $1.0 million related to the Company’s proportionate share of impairment charges associated with OSV Partners’ fleet.
Other Offshore Marine Services. During the nine months ended September 30, 2016, the Company made capital contributions of $0.2 million and received dividends of $0.4 million from its other 50% or less owned companies. During the nine months ended September 30, 2016, equity in losses of 50% or less owned companies, net of tax, included $2.7 million for the Company’s proportionate share of impairment charges associated with its joint ventured fleet and $0.3 million for an other-than-temporary decline in the fair value of one of its investments in a 50% or less owned company.
SCFCo. SCFCo was established to operate inland river towboats and inland river dry-cargo barges on the Parana-Paraguay Rivers in South America and a terminal facility at Port Ibicuy, Argentina. During the nine months ended September 30, 2016, the Company and its partner each contributed additional capital of $0.8 million in cash. As of September 30, 2016, the Company had outstanding loans and working capital advances to SCFCo of $27.6 million.
SEA-Access. SEA-Access owned and operated a U.S.-flag crude oil tanker that was sold for scrap during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, the Company received dividends of $2.0 million and capital distributions of $8.4 million.
SeaJon. SeaJon owns an articulated tug-barge operating in the Great Lakes trade. During the nine months ended September 30, 2016, the Company received dividends of $0.6 million.
Avion. Avion is a distributor of aircraft and aircraft related parts. During the nine months ended September 30, 2016, the Company made advances of $3.0 million. As of September 30, 2016, the Company had $3.0 million of outstanding loans to Avion.
VA&E. VA&E primarily focuses on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product. The Company provides an unsecured revolving credit facility to VA&E for up to $6.0 million, a term loan of $1.1 million and a subordinated loan of $1.0 million. During the nine months ended September 30, 2016, VA&E borrowed $10.0 million and repaid $8.9 million on the revolving credit facility. As of September 30, 2016, the Company had outstanding advances of $8.3 million.
Other. During the nine months ended September 30, 2016, the Company made capital contributions and advances of $0.6 million to other 50% or less owned companies.

Guarantees. The Company has guaranteed the payment of amounts owed under a vessel charter, a construction contract and banking facilities by certain of its 50% or less owned companies. As of September 30, 2016, the total amount guaranteed by the Company under these arrangements was $83.4 million. In addition, as of September 30, 2016, the Company had uncalled capital commitments to two of its 50% or less owned companies totaling $1.8 million.

4.	LONG-TERM DEBT
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire SEACOR’s common stock, par value $0.01 per share (“Common Stock”), 7.375% Senior Notes, 3.0% Convertible Senior Notes, and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of September 30, 2016, the Company’s repurchase authority for the Securities was $64.8 million.
2.5% Convertible Senior Notes. During the nine months ended September 30, 2016, the Company repurchased $117.4 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $114.9 million. Consideration of $107.8 million was allocated to the settlement of the long-term debt resulting in gains on debt extinguishment of $3.3 million included in the accompanying condensed consolidated statements of income (loss). Consideration of $7.1 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes as included in the accompanying condensed consolidated statements of changes in equity. The outstanding principal amount of these notes was $167.1 million as of September 30, 2016.
7.375% Senior Notes. During the nine months ended September 30, 2016, the Company purchased $22.6 million in principal amount of its 7.375% Senior Notes for $20.3 million resulting in gains on debt extinguishment of $2.1 million included in the accompanying condensed consolidated statements of income (loss). The outstanding principal amount of these notes was $173.4 million as of September 30, 2016.
Windcat Workboats Credit Facility. On May 24, 2016, Windcat Workboats entered into a €25.0 million revolving credit facility secured by the Company’s wind farm utility vessel fleet. Borrowings under the facility bear interest at variable rates based on EURIBOR plus a margin ranging from 3.00% to 3.30% per annum plus mandatory lender costs. A quarterly commitment fee is payable based on the unfunded portion of the commitment amount at rates ranging from 1.20% to 1.32% per annum. During the nine months ended September 30, 2016, Windcat Workboats drew $23.5 million (€21.0 million) under the facility to repay all of its then outstanding debt totaling $22.9 million and incurred issuance costs of $0.6 million related to this facility.
Sea-Cat Crewzer III Term Loan Facility. On April 21, 2016, Sea-Cat Crewzer III LLC (“Sea-Cat Crewzer III”) entered into a €27.6 million term loan facility (payable in U.S. dollars) secured by the Company’s vessels currently under construction. Borrowings under the facility bear interest at a Commercial Interest Reference Rate, currently 2.76%. A quarterly commitment fee is payable based on the unfunded portion of the commitment amount at a rate of 0.45%. During the nine months ended September 30, 2016, Sea-Cat Crewzer III drew $16.1 million under the facility and incurred issuance costs of $2.6 million.
SEA-Vista Credit Facility. During the nine months ended September 30, 2016, SEA-Vista borrowed $71.0 million on the Revolving Loan and made scheduled repayments of $2.9 million on the Term A-1 Loan. As of September 30, 2016, SEA-Vista had $16.0 million of borrowing capacity under the SEA-Vista Credit Facility. Subsequent to September 30, 2016, SEA-Vista borrowed $5.0 million on the Revolving Loan.
ICP Revolving Credit Facility. As of September 30, 2016, ICP had $15.9 million of borrowing capacity under this facility.
Other. During the nine months ended September 30, 2016, the Company made scheduled payments on other long-term debt of $2.5 million and received proceeds from the issuance of other long-term debt of $7.5 million, net of issuance costs of $0.1 million. As of September 30, 2016, the Company had outstanding letters of credit totaling $26.2 million with various expiration dates through 2019 and other labor and performance guarantees of $1.6 million.

5.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of September 30, 2016 were as follows (in thousands):

	Derivative Asset(1)	Derivative Liability(2)
Derivatives designated as hedging instruments:
Forward currency exchange contracts (fair value hedges)	$—	$150
Interest rate swap agreements (cash flow hedges)	—	229

Derivatives not designated as hedging instruments:
Exchange option liability on subsidiary convertible senior notes	—	8,938
Forward currency exchange, option and future contracts	—	102
Exchange traded commodity swap, option and future contracts	51	1,479
	$51	$10,898
______________________

(1)	Included in other receivables in the accompanying condensed consolidated balance sheets.

(2)	Included in other current liabilities in the accompanying condensed consolidated balance sheets, except for the exchange option liability on subsidiary convertible senior notes.
Fair Value Hedges. From time to time, the Company may designate certain of its foreign currency exchange contracts as fair value hedges in respect of capital commitments denominated in foreign currencies. By entering into these foreign currency exchange contracts, the Company may fix a portion of its capital commitments denominated in foreign currencies in U.S. dollars to protect against currency fluctuations. As of September 30, 2016, the Company had euro denominated forward currency exchange contracts with an aggregate U.S. dollar equivalent of $9.7 million related to offshore support vessels scheduled to be delivered in 2017. During the nine months ended September 30, 2016, the fair value of these contracts decreased by $0.2 million and was included as an increase to the corresponding hedged equipment included in construction in progress in the accompanying condensed consolidated balance sheets.
Cash Flow Hedges. The Company and certain of the Company’s 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, these companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized losses on derivative instruments designated as cash flow hedges of $3.9 million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively, as a component of other comprehensive income (loss). As of September 30, 2016, the interest rate swaps held by the Company and the Company’s 50% or less owned companies were as follows:

•
The Company had two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03)% on the aggregate notional value of €15.0 million ($16.9 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value.

•
MexMar had four interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.05% on the aggregate amortized notional value of $108.6 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Sea-Cat Crewzer II had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer II to pay a fixed rate of interest of 1.52% on the amortized notional value of $23.9 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Sea-Cat Crewzer had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer to pay a fixed rate of interest of 1.52% on the amortized notional value of $21.1 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
SeaJon had an interest rate swap agreement maturing in 2017 that calls for SeaJon to pay a fixed interest rate of 2.79% on the amortized notional value of $30.9 million and receive a variable interest rate based on LIBOR on the amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the nine months ended September 30, 2016 as follows (in thousands):

	2016	2015
Exchange option liability on subsidiary convertible senior notes	$(3,328)	$—
Options on equities and equity indices	3,095	(699)
Forward currency exchange, option and future contracts	(186)	(474)
Interest rate swap agreements	(18)	(15)
Commodity swap, option and future contracts:
Exchange traded	328	(2,606)
Non-exchange traded	—	1,499
	$(109)	$(2,295)
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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of September 30, 2016, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $2.1 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.
The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of September 30, 2016, the interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•
OSV Partners had two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% on the aggregate amortized notional value of $39.3 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Dynamic Offshore had an interest rate swap agreement maturing in 2018 that calls for Dynamic Offshore to pay a fixed interest rate of 1.30% on the amortized notional value of $76.4 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Falcon Global had an interest rate swap agreement maturing in 2022 that calls for Falcon Global to pay a fixed interest rate of 2.06% on the amortized notional value of $62.5 million and receive a variable interest rate based on LIBOR on the amortized notional value.

The Company and certain of its 50% or less owned companies enter and settle positions in various exchange and non-exchange traded commodity swap, option and future contracts. ICP enters into exchange traded positions (primarily corn, ethanol and natural gas) to protect its raw material and finished goods inventory balances from market changes. VA&E enters into exchange traded positions to protect its fixed price future purchase and sale contracts for sugar as well as its inventory balances from market changes. As of September 30, 2016, the net market exposure to these commodities under these contracts was not material.

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
The Company’s financial assets and liabilities as of September 30, 2016 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$78,717	$—	$—
Derivative instruments (included in other receivables)	51	—	—
Construction reserve funds	161,865	—	—
LIABILITIES
Short sale of marketable securities(1) (included in other current liabilities)	2,745	—	—
Derivative instruments (included in other current liabilities)	1,479	481	—
Exchange option liability on subsidiary convertible senior notes	—	—	8,938
______________________

(1)
Marketable security losses, net include unrealized losses of $8.0 million and $1.7 million for the three months ended September 30, 2016 and 2015, respectively, related to marketable security positions held by the Company as of September 30, 2016. Marketable security losses, net include unrealized losses of $56.8 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively, related to marketable security positions held by the Company as of September 30, 2016.

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
The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2016 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$474,544	$474,544	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	9,545	see below
Notes receivable from third parties (included in other receivables and other assets)	24,723	see below
LIABILITIES
Long-term debt, including current portion(1)	1,041,919	—	1,047,546	—
______________________

(1)	The estimated fair value includes the embedded conversion options on the Company’s 2.5% and 3.0% Convertible Senior Notes.
The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt was estimated based upon quoted market prices or by using discounted cash flow analyses based on estimated current rates for similar types of arrangements. It was not practicable to estimate the fair value of certain of the Company’s investments, at cost, in 50% or less owned companies because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. It was not practicable to estimate the fair value of the Company’s notes receivable from third parties as the overall returns are uncertain due to certain provisions for additional payments contingent upon future events. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
The Company’s other assets and liabilities that were measured at fair value during the nine months ended September 30, 2016 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Property and equipment(1)	$—	$2,853	$172,230
Intangible assets, net(1)	—	—	—
Investment at cost (included in other assets)(2)	—	3,500	—
Investment at equity in a 50% or less owned company(3)	—	—	—
Notes receivable from third parties (included in other assets)(4)	—	—	—
______________________

(1)
During the nine months ended September 30, 2016, the Company recognized impairment charges of $51.7 million associated with certain Offshore Marine Services’ offshore support vessels (see Note 1) and certain Inland River Services’ equipment currently under construction. The fair value of two offshore support vessels were determined based on the contracted sales prices of the vessels. The fair value of the equipment under construction was determined based on scrap steel value. The fair value of the remaining offshore support vessels were determined based on third-party valuations using significant inputs that are unobservable in the market and therefore are considered a Level 3 fair value measurement. The significant unobservable inputs used in the fair value measurement were the construction costs of similar new equipment and estimated economic depreciation for comparably aged assets with a discount applied for economic obsolescence based on current and prior two years’ performance trending.

(2)
During the nine months ended September 30, 2016, the Company identified indicators of impairment in a Shipping Services’ cost investment in a foreign container shipping company and, as a consequence, recognized an impairment charge of $6.5 million for an other-than-temporary decline in fair value. The fair value was based on the value of the common stock issued in a recent offering.

(3)
During the nine months ended September 30, 2016, the Company identified indicators of impairment in one of Offshore Marine Services’ equity method investments as a result of continuing weak market conditions and, as a consequence, recognized a $0.3 million impairment charge, net of tax, for an other-than-temporary decline in fair value. The investment was determined to have no value and the Company has suspended equity method accounting.

(4)
During the nine months ended September 30, 2016, the Company recorded a $6.7 million reserve for one of its notes receivable from third parties following a decline in the underlying collateral value. The collateral was determined to have no value.

7.	STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Securities through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of September 30, 2016, the Company’s repurchase authority for the Securities was $64.8 million.
During the nine months ended September 30, 2016, the Company purchased 47,455 shares of Common Stock for treasury for an aggregate purchase price of $2.4 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorization granted by SEACOR’s Board of Directors.

8.	NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests			September 30, 2016	December 31, 2015
Offshore Marine Services:
Windcat Workboats	25%			$5,730	$7,484
Other	1.8%	–	30%	265	470
Inland River Services:
Other	3.0%	–	51.8%	953	1,146
Shipping Services:
Sea-Vista	49%			104,182	88,290
Illinois Corn Processing	30%			20,942	22,272
Other	5.0%	–	14.6%	152	457
				$132,224	$120,119

Windcat Workboats. Windcat Workboats owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. As of September 30, 2016, the net assets of Windcat Workboats were $22.9 million. During the nine months ended September 30, 2016, the net loss of Windcat Workboats was $3.6 million, of which $0.9 million was attributable to noncontrolling interests. During the nine months ended September 30, 2015, the net income of Windcat Workboats was $3.4 million, of which $0.9 million was attributable to noncontrolling interests.
SEA-Vista. SEA-Vista owns and operates the Company’s fleet of U.S.-flag product tankers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products. As of September 30, 2016, the net assets of SEA-Vista were $212.6 million. During the nine months ended September 30, 2016, the net income of SEA-Vista was $32.4 million, of which $15.9 million was attributable to noncontrolling interests. During the nine months ended September 30, 2015, the net loss of SEA-Vista was $9.6 million, of which $4.7 million was attributable to noncontrolling interests.
Illinois Corn Processing. ICP owns and operates an alcohol manufacturing, storage and distribution facility located in Pekin, IL. As of September 30, 2016, the net assets of ICP were $69.8 million. During the nine months ended September 30, 2016, the net income of ICP was $6.6 million, of which $2.0 million was attributable to noncontrolling interests. During the nine months ended September 30, 2015, the net income of ICP was $19.4 million, of which $5.8 million was attributable to noncontrolling interests.

9.	MULTI-EMPLOYER PENSION PLANS
AMOPP. During the nine months ended September 30, 2016, the Company received notification from the AMOPP that the Company’s withdrawal liability as of September 30, 2015 was $46.7 million based on an actuarial valuation performed as of that date. That liability may change in future years based on various factors, primarily employee census. As of September 30, 2016, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
10.    SHARE BASED COMPENSATION
Transactions in connection with the Company’s share based compensation plans during the nine months ended September 30, 2016 were as follows:

Director stock awards granted	2,375
Employee Stock Purchase Plan (“ESPP”) shares issued	41,924
Restricted stock awards granted	137,258
Restricted stock awards canceled	2,867
Stock Option Activities:
Outstanding as of December 31, 2015	1,690,899
Granted	153,073
Exercised	(49,618)
Forfeited	(18,760)
Expired	(116,004)
Outstanding as of September 30, 2016	1,659,590
Shares available for future grants and ESPP purchases as of September 30, 2016	567,568

11.	COMMITMENTS AND CONTINGENCIES
The Company's capital commitments as of September 30, 2016 by year of expected payment were as follows (in thousands):

	2016	2017	2018	2019	Total
Offshore Marine Services	$12,622	$38,366	$47,374	$12,554	$110,916
Shipping Services	43,482	26,096	—	—	69,578
Inland River Services	17,572	27,465	—	—	45,037
Illinois Corn Processing	1,287	—	—	—	1,287
	$74,963	$91,927	$47,374	$12,554	$226,818
Offshore Marine Services' capital commitments included nine fast support vessels, four supply vessels and one wind farm utility vessel. These commitments included $15.4 million for one supply vessel that may be assumed by a third party at their option. Shipping Services’ capital commitments included two U.S.-flag product tankers, one U.S.-flag chemical and petroleum articulated tug-barge and two U.S.-flag harbor tugs and other equipment and upgrades. Inland River Services’ capital commitments included 38 dry-cargo barges, three inland river towboats and other equipment and upgrades. Subsequent to September 30, 2016, the Company committed to purchase other equipment for $18.0 million.
On December 15, 2010, both ORM and NRC, a subsidiary of the Company prior to the SES Business Transaction were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order, discussed in turn below. The Company has continually taken the position that all of the B3 claims asserted against ORM and NRC have no merit, and on February 28, 2011, ORM and NRC moved to dismiss all claims asserted against them in the master complaint. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed, although the Court recognized the validity of the derivative immunity and implied preemption arguments that ORM and NRC advanced in their motion and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert those arguments. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their immunity and preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and taken under advisement. On July 17, 2014, the Court issued a pretrial order that established a protocol for disclosures clarifying the basis for the B3 claims asserted against the Clean-Up Responder Defendants, including ORM and NRC, in the MDL, whether by joinder in the master complaint, individual complaint or otherwise. Under this protocol, plaintiffs who satisfied certain criteria and believed they had specific evidence in support of their claims, including that any Clean-Up Responder Defendant(s) failed to act pursuant to the authority and direction of the federal government in conducting Deepwater Horizon oil spill remediation and clean-up operations, had to submit a sworn statement or face dismissal. Plaintiffs’ deadline to serve such sworn statements in support of their claims was September 22, 2014, with the exception of several Plaintiffs who were granted an extension until October 10, 2014. On November 14, 2014, the Clean-Up Responder Defendants and the Plaintiffs’ Steering Committee (“PSC”) in the MDL submitted a joint report to the Court regarding claimants’ compliance with the pretrial order. In this joint report, the parties (i) explained how they complied with the notice requirements of the Court’s July 17, 2014 pretrial order, (ii) noted that they had received 102 sworn statements in connection with this pretrial order, and (iii) provided the Court with an assessment of the sworn statements received. An additional sworn statement was received after the joint report was submitted. On January 7, 2016, the Court issued an Order to Show Cause (“OSC”) as to the B3 claims against the Clean-Up Responder Defendants, including ORM and NRC. The OSC ordered any plaintiff(s) opposed to the Court entering the proposed Order & Reasons (“O&R”) attached to the OSC to show cause, in writing, on or before January 28, 2016 why the Court should not dismiss their B3 claim(s) with prejudice for the reasons set forth in the O&R. The O&R addressed the pending summary judgment motions and stated, among other things, why the Clean-Up Responder Defendants are entitled to derivative immunity under the Clean Water Act and discretionary function immunity under the Federal Tort Claims Act, and why Plaintiffs’ claims are preempted by the implied conflict preemption doctrine. The O&R also discussed the results of the protocol delineated in the Court’s July 17, 2014 pretrial order and concluded with the dismissal of all but eleven Plaintiffs’ B3 claims against the Clean-Up Responder Defendants with prejudice. Eight individual Plaintiffs submitted responses to the OSC by the January 28, 2016 deadline, and the Clean-Up Responder Defendants submitted a response thereto on February 4, 2016. On February 16, 2016, the Court issued an order overruling the objections relayed in the eight individual Plaintiffs’ responses to the OSC, and then entered a dismissal order nearly identical to the O&R. Accordingly, the final Order & Reasons entered on February 16, 2016 dismissed all but eleven B3 claims against ORM and NRC with prejudice, whether by joinder in the master complaint, individual complaint, or otherwise (the “B3 Dismissal Order”). The deadline for Plaintiffs to appeal the B3 Dismissal Order has passed and the Company continues to evaluate how this ruling will impact the individual civil actions. Moreover, on April 8, 2016, the Court entered an order establishing a summary judgment briefing schedule as to the remaining eleven B3 claimants (the “Remaining Eleven Plaintiffs”). The Clean-Up Responder Defendants, including ORM and NRC, filed an omnibus motion for summary judgment as to the Remaining Eleven Plaintiffs on May 9, 2016. Following briefing by the parties, on August 2, 2016, the Court granted the omnibus motion as it concerns ORM and NRC in its entirety, dismissing the Remaining Eleven Plaintiffs’ against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). To date, no appeal has been filed. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with the B3 claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from the remaining B3 claims, the Company does not expect they will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
As noted above, various civil actions concerning the Deepwater Horizon clean-up have been consolidated with the MDL and stayed. However, as discussed further below, the individual B3 exposure-based claims asserted against ORM and/or NRC have been dismissed pursuant to the B3 Dismissal Order or the Remaining Eleven Plaintiffs’ Dismissal Order. On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment, and response services by ORM during the Deepwater Horizon oil spill response and clean-up in the U.S. Gulf of Mexico. Mr. Wunstell is one of the Remaining Eleven Plaintiffs and his claim was dismissed by virtue of the Remaining Eleven Plaintiffs’ Dismissal Order; Ms. Blanchard’s B3 claim against ORM was dismissed by virtue of the B3 Dismissal Order. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.) (the “Black Action”), which is a suit by an individual who is seeking damages for, among other things, lost income because he allegedly could not find work in the fishing industry after the oil spill and exposure during the spill. The B3 exposure claims against ORM and NRC in the Black Action have been dismissed by virtue of the B3 Dismissal Order. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. Ms. Sanchez’s B3 claim against ORM has been dismissed by virtue of the B3 Dismissal Order. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.), which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.) (the “Fitzgerald Action”), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. While the decedent in the Fitzgerald Action’s claims against ORM and NRC were dismisses by virtue of the Remaining Eleven Plaintiffs’ Dismissal Order, the claim as against the Company remains stayed. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.) (the “Danos Action”), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. The claims asserted by Messrs. Jorey Danos and Frank Howell, two plaintiffs in the Danos Action were dismissed by virtue of the Remaining Eleven Plaintiffs’ Dismissal Order; the other Danos Action plaintiffs’ B3 claims against ORM were previously dismissed by virtue of the B3 Dismissal Order. The Company continues to evaluate the impact of the B3 Dismissal Order, the Remaining Eleven Plaintiffs’ Dismissal Order, and other developments in the MDL, including the settlements discussed below, on these individual actions. The Company is unable to estimate the potential exposure, if any, resulting from these matters, to the extent they remain viable, but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.

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
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the Plaintiffs by exposing them to dispersants during the course and scope of their employment. This case was removed to federal court and ultimately consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 Plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response. This case was consolidated with the MDL on May 10, 2013. By court order, both of these matters have been stayed since they were consolidated with the MDL. The Company continues to evaluate the impact of the developments in the MDL, including the settlements discussed below, on these cases, but believes that the potential exposure, if any, resulting from these matters has been reduced as a result of the B3 Dismissal Order and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2016
Operating Revenues:
External customers	54,101	40,387	57,350	44,019	11,126	—	206,983
Intersegment	24	707	—	—	20	(751)	—
	54,125	41,094	57,350	44,019	11,146	(751)	206,983
Costs and Expenses:
Operating	41,159	31,496	28,542	39,879	6,618	(898)	146,796
Administrative and general	10,588	3,982	6,675	750	3,833	6,417	32,245
Depreciation and amortization	14,213	6,308	8,216	1,055	432	908	31,132
	65,960	41,786	43,433	41,684	10,883	6,427	210,173
Gains (Losses) on Asset Dispositions and Impairments, Net	(29,233)	(597)	3	—	1	—	(29,826)
Operating Income (Loss)	(41,068)	(1,289)	13,920	2,335	264	(7,178)	(33,016)
Other Income (Expense):
Derivative gains (losses), net	16	—	—	(328)	—	(862)	(1,174)
Foreign currency gains (losses), net	(1,084)	410	(3)	—	(25)	36	(666)
Other, net	1	(1)	(5,534)	—	—	74	(5,460)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	790	(171)	(551)	—	(390)	—	(322)
Segment Profit (Loss)	(41,345)	(1,051)	7,832	2,007	(151)
Other Income (Expense) not included in Segment Profit (Loss)							(14,535)
Less Equity Losses included in Segment Profit (Loss)							322
Loss Before Taxes and Equity Losses							(54,851)

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2016
Operating Revenues:
External customers	171,198	112,814	170,025	134,204	29,708	—	617,949
Intersegment	77	1,708	—	—	118	(1,903)	—
	171,275	114,522	170,025	134,204	29,826	(1,903)	617,949
Costs and Expenses:
Operating	134,254	89,060	86,045	122,321	18,850	(2,384)	448,146
Administrative and general	34,915	11,671	20,930	2,318	11,705	20,585	102,124
Depreciation and amortization	44,305	19,699	22,193	3,172	1,335	2,778	93,482
	213,474	120,430	129,168	127,811	31,890	20,979	643,752
Gains (Losses) on Asset Dispositions and Impairments, Net	(49,970)	2,588	3	—	(1)	—	(47,380)
Operating Income (Loss)	(92,169)	(3,320)	40,860	6,393	(2,065)	(22,882)	(73,183)
Other Income (Expense):
Derivative gains (losses), net	3,077	—	—	341	—	(3,527)	(109)
Foreign currency gains (losses), net	(3,463)	2,865	(12)	—	(125)	84	(651)
Other, net	266	(5)	(6,461)	—	(6,723)	79	(12,844)
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(364)	(4,626)	(2,116)	—	(427)	—	(7,533)
Segment Profit (Loss)	(92,653)	(5,086)	32,271	6,734	(9,340)
Other Income (Expense) not included in Segment Profit (Loss)							(72,900)
Less Equity Losses included in Segment Profit (Loss)							7,533
Loss Before Taxes and Equity Losses							(159,687)

Capital Expenditures	82,806	17,629	189,988	3,484	—	208	294,115

As of September 30, 2016
Property and Equipment:
Historical cost	1,058,048	392,698	592,132	51,592	2,829	30,711	2,128,010
Accumulated depreciation	(552,018)	(161,023)	(253,116)	(22,562)	(2,483)	(17,427)	(1,008,629)
	506,030	231,675	339,016	29,030	346	13,284	1,119,381
Construction in progress	122,633	9,948	328,692	4,578	—	(1,191)	464,660
Net property and equipment	628,663	241,623	667,708	33,608	346	12,093	1,584,041
Investments, at Equity, and Advances to 50% or Less Owned Companies	133,011	80,004	57,366	—	60,682	—	331,063
Inventories	3,165	2,033	952	9,660	237	—	16,047
Goodwill	—	2,427	1,852	—	48,124	—	52,403
Intangible Assets	—	5,295	—	—	18,201	—	23,496
Other current and long-term assets, excluding cash and near cash assets(3)	103,698	55,710	27,508	11,949	28,708	4,384	231,957
Segment Assets	868,537	387,092	755,386	55,217	156,298
Cash and near cash assets(3)							715,126
Total Assets							2,954,133
______________________

(1)	Operating revenues includes $126.5 million of tangible product sales and operating expenses includes $114.6 million of costs of goods sold.

(2)	Inventories includes raw materials of $1.9 million and work in process of $1.4 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities and construction reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2015
Operating Revenues:
External customers	95,503	53,617	58,673	40,282	13,777	—	261,852
Intersegment	28	693	—	—	2	(723)	—
	95,531	54,310	58,673	40,282	13,779	(723)	261,852
Costs and Expenses:
Operating	70,221	39,487	27,666	33,514	5,854	(757)	175,985
Administrative and general	12,753	3,907	6,236	543	6,658	7,795	37,892
Depreciation and amortization	15,252	7,268	6,476	979	152	891	31,018
	98,226	50,662	40,378	35,036	12,664	7,929	244,895
Gains (Losses) on Asset Dispositions, Net	(246)	11,510	—	—	—	—	11,264
Operating Income (Loss)	(2,941)	15,158	18,295	5,246	1,115	(8,652)	28,221
Other Income (Expense):
Derivative gains (losses), net	(10)	50	—	(336)	—	(429)	(725)
Foreign currency losses, net	(1,567)	(2,173)	(9)	—	(64)	(244)	(4,057)
Other, net	(9)	—	1,836	—	(1)	(53)	1,773
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,708	(2,117)	5,292	—	240	—	5,123
Segment Profit (Loss)	(2,819)	10,918	25,414	4,910	1,290
Other Income (Expense) not included in Segment Profit (Loss)							(10,867)
Less Equity Earnings included in Segment Profit (Loss)							(5,123)
Income Before Taxes and Equity Earnings (Losses)							14,345

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2015
Operating Revenues:
External customers	285,613	169,996	165,754	128,251	54,491	—	804,105
Intersegment	89	2,071	—	—	77	(2,237)	—
	285,702	172,067	165,754	128,251	54,568	(2,237)	804,105
Costs and Expenses:
Operating	216,749	129,556	100,921	107,220	30,787	(2,357)	582,876
Administrative and general	38,967	11,556	19,201	1,614	20,411	23,704	115,453
Depreciation and amortization	46,310	21,519	19,822	2,938	1,141	2,797	94,527
	302,026	162,631	139,944	111,772	52,339	24,144	792,856
Gains (Losses) on Asset Dispositions and Impairments, Net	(3,440)	14,479	—	—	(235)	—	10,804
Operating Income (Loss)	(19,764)	23,915	25,810	16,479	1,994	(26,381)	22,053
Other Income (Expense):
Derivative gains (losses), net	(15)	309	—	(1,114)	(472)	(1,003)	(2,295)
Foreign currency gains (losses), net	323	(3,086)	(12)	—	(68)	(771)	(3,614)
Other, net	(112)	—	2,052	4,112	47	63	6,162
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	7,509	(6,108)	8,796	—	(111)	—	10,086
Segment Profit (Loss)	(12,059)	15,030	36,646	19,477	1,390
Other Income (Expense) not included in Segment Profit (Loss)							(51,125)
Less Equity Earnings included in Segment Profit (Loss)							(10,086)
Loss Before Taxes and Equity Earnings (Losses)							(28,819)

Capital Expenditures	67,126	66,604	89,015	3,983	41	475	227,244

As of September 30, 2015
Property and Equipment:
Historical cost	1,087,471	477,163	454,095	47,256	3,111	30,387	2,099,483
Accumulated depreciation	(535,575)	(164,485)	(232,603)	(18,426)	(2,899)	(13,733)	(967,721)
	551,896	312,678	221,492	28,830	212	16,654	1,131,762
Construction in progress	95,556	23,208	289,714	4,701	—	393	413,572
Net property and equipment	647,452	335,886	511,206	33,531	212	17,047	1,545,334
Investments, at Equity, and Advances to 50% or Less Owned Companies	128,748	102,732	211,017	—	48,321	—	490,818
Inventories	4,837	2,165	719	15,553	—	—	23,274
Goodwill	13,367	2,382	1,852	—	48,124	—	65,725
Intangible Assets	1,081	6,191	—	—	19,907	—	27,179
Other current and long-term assets, excluding cash and near cash assets(3)	101,254	77,563	31,000	11,125	47,376	4,472	272,790
Segment Assets	896,739	526,919	755,794	60,209	163,940
Cash and near cash assets(3)							741,907
Total Assets							3,167,027
______________________

(1)	Operating revenues includes $119.3 million of tangible product sales and operating expenses includes $98.3 million of costs of goods sold.

(2)	Inventories includes raw materials of $1.7 million and work in process of $1.7 million.

(3)	Cash and near cash assets includes cash, cash equivalents, marketable securities and construction reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this Form 10-Q as well as in other reports, materials and oral statements that the Company releases from time to time constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements. Actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including decreased demand and loss of revenues as a result of a decline in the price of oil and resulting decrease in capital spending by oil and gas companies, as an oversupply of newly built offshore support vessels, additional safety and certification requirements for drilling activities in the U.S. Gulf of Mexico and delayed approval of applications for such activities, the possibility of U.S. government implemented moratoriums directing operators to cease certain drilling activities in the U.S. Gulf of Mexico and any extension of such moratoriums, weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels in response to a decline in the price of oil, an oversupply of newly built offshore support vessels, increased government legislation and regulation of the Company’s businesses could increase cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with the provision of emergency response services, including the Company’s involvement in response to the oil spill as a result of the sinking of the Deepwater Horizon in April 2010, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, including as a result of the recent vote in the U.K. to leave the European Union, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services and Shipping Services, decreased demand for Shipping Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations and economic sanctions, the dependence of Offshore Marine Services, Inland River Services, Shipping Services and Illinois Corn Processing on several customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Shipping Acts on the amount of foreign ownership of the Company’s Common Stock, operational risks of Offshore Marine Services, Inland River Services and Shipping Services, effects of adverse weather conditions and seasonality, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors on Inland River Services’ operations, the effect of the spread between the input costs of corn and natural gas compared with the price of alcohol and distillers grains on Illinois Corn Processing’s operations, adequacy of insurance coverage, the potential for a material weakness in the Company’s internal controls over financial reporting and the Company’s ability to remediate such potential material weakness, the attraction and retention of qualified personnel by the Company, and various other matters and factors, many of which are beyond the Company’s control as well as those discussed in Item 1A (Risk Factors) of the Company’s Annual report on Form 10-K and other reports filed by the Company with the SEC. It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its filings with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (if any). These statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995.
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

Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and nine months (“Current Nine Months”) ended September 30, 2016 compared with the three months (“Prior Year Quarter”) and nine months (“Prior Nine Months”) ended September 30, 2015. See “Item 1. Financial Statements—Note 12. Segment Information” included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the same meaning as such defined terms used in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Offshore Marine Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	7,523	14	31,219	33	29,255	17	95,484	34
Africa, primarily West Africa	8,831	16	13,005	13	28,908	17	43,543	15
Middle East	10,037	19	11,574	12	31,514	18	33,982	12
Brazil, Mexico, Central and South America	2,187	4	6,431	7	8,965	5	23,458	8
Europe, primarily North Sea	20,254	37	26,673	28	63,382	37	77,432	27
Asia	5,293	10	6,629	7	9,251	6	11,803	4
	54,125	100	95,531	100	171,275	100	285,702	100
Costs and Expenses:
Operating:
Personnel	22,863	42	42,546	45	76,262	45	119,019	42
Repairs and maintenance	4,817	9	7,961	8	16,538	10	26,652	9
Drydocking	2,024	4	1,483	2	7,690	4	14,296	5
Insurance and loss reserves	1,709	3	2,681	3	4,690	3	7,703	3
Fuel, lubes and supplies	3,199	6	5,309	5	9,649	6	15,839	6
Leased-in equipment	4,531	8	5,731	6	13,365	8	18,727	6
Brokered vessel activity	—	—	—	—	129	—	—	—
Other	2,016	4	4,510	5	5,931	3	14,513	5
	41,159	76	70,221	74	134,254	79	216,749	76
Administrative and general	10,588	20	12,753	13	34,915	20	38,967	14
Depreciation and amortization	14,213	26	15,252	16	44,305	26	46,310	16
	65,960	122	98,226	103	213,474	125	302,026	106
Losses on Asset Dispositions and Impairments, Net	(29,233)	(54)	(246)	—	(49,970)	(29)	(3,440)	(1)
Operating Loss	(41,068)	(76)	(2,941)	(3)	(92,169)	(54)	(19,764)	(7)
Other Income (Expense):
Derivative gains (losses), net	16	—	(10)	—	3,077	2	(15)	—
Foreign currency gains (losses), net	(1,084)	(2)	(1,567)	(2)	(3,463)	(2)	323	—
Other, net	1	—	(9)	—	266	—	(112)	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	790	2	1,708	2	(364)	—	7,509	3
Segment Loss(1)	(41,345)	(76)	(2,819)	(3)	(92,653)	(54)	(12,059)	(4)
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Charter Arrangement. The table below sets forth, for the periods indicated, operating revenues by charter arrangement.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	6,439	12	29,232	31	26,208	15	89,527	31
Africa, primarily West Africa	8,593	16	12,239	13	28,634	17	41,049	15
Middle East	8,822	16	8,562	9	25,208	15	25,695	9
Brazil, Mexico, Central and South America	—	—	3,664	4	196	—	15,121	5
Europe, primarily North Sea	19,677	36	26,032	27	61,772	36	75,480	26
Asia	3,941	7	5,135	5	6,262	4	9,975	4
Total time charter	47,472	87	84,864	89	148,280	87	256,847	90
Bareboat charter	1,968	4	2,452	3	7,664	4	7,275	3
Brokered vessel activity	—	—	—	—	145	—	—	—
Other marine services	4,685	9	8,215	8	15,186	9	21,580	7
	54,125	100	95,531	100	171,275	100	285,702	100

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rates Per Day Worked:
Anchor handling towing supply	$16,469	$29,978	$20,034	$26,881
Fast support	7,848	8,853	7,692	9,370
Mini-supply	5,858	5,858	5,698	5,835
Standby safety	8,904	10,487	9,377	10,314
Supply	7,599	14,459	7,991	15,840
Towing supply	3,750	7,912	5,536	8,456
Specialty	30,593	25,517	20,926	22,352
Liftboats	16,822	17,124	14,831	19,923
Overall Average Rates Per Day Worked (excluding wind farm utility)	10,089	14,029	10,336	13,708
Wind farm utility	2,260	2,446	2,350	2,476
Overall Average Rates Per Day Worked	6,834	10,003	7,356	10,018
Utilization:
Anchor handling towing supply	27%	59%	35%	61%
Fast support	62%	64%	66%	70%
Mini-supply	56%	97%	69%	94%
Standby safety	78%	84%	78%	84%
Supply	15%	41%	11%	51%
Towing supply	35%	68%	30%	87%
Specialty	58%	88%	61%	54%
Liftboats	8%	31%	6%	33%
Overall Fleet Utilization (excluding wind farm utility)	47%	63%	50%	65%
Wind farm utility	86%	90%	76%	90%
Overall Fleet Utilization	58%	70%	57%	72%
Available Days:
Anchor handling towing supply	1,483	1,380	4,213	4,095
Fast support	2,389	2,072	6,655	6,288
Mini-supply	331	368	1,060	1,092
Standby safety	1,989	2,208	6,277	6,552
Supply	594	920	1,821	2,895
Towing supply	184	184	548	546
Specialty	276	276	822	819
Liftboats	1,380	1,380	4,110	4,095
Overall Fleet Available Days (excluding wind farm utility)	8,626	8,788	25,506	26,382
Wind farm utility	3,345	3,262	9,866	9,353
Overall Fleet Available Days	11,971	12,050	35,372	35,735

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $41.4 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $37.4 million lower in the Current Year Quarter compared with the Prior Year Quarter.
Excluding the contribution of the wind farm utility vessels, fleet utilization was 47% in the Current Year Quarter compared with 63% in the Prior Year Quarter and average rates per day worked were $10,089 in the Current Year Quarter compared with $14,029 in the Prior Year Quarter, a decrease of $3,940 per day or 28%. The number of days available for charter were 8,626 in the Current Year Quarter compared with 8,788 in the Prior Year Quarter, a 162 day or 2% reduction.
In the U.S. Gulf of Mexico, time charter revenues were $22.8 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to a $16.1 million reduction from anchor handling towing supply vessels, a $5.4 million reduction from the liftboat fleet and a $1.3 million reduction from the fast support vessels. Time charter revenues were $22.5 million lower due to reduced utilization, of which $20.5 million was a consequence of cold-stacking vessels, and $0.6 million lower due to a decrease in average day rates. Time charter revenues were $0.3 million higher due to net fleet additions. As of September 30, 2016, the Company had 37 of 45 owned and leased-in vessels cold-stacked in this region compared with 19 of 36 as of September 30, 2015. As of September 30, 2016, the cold-stacked vessels consisted of ten anchor handling towing supply vessels, 13 fast support vessels, two supply vessels and twelve liftboats. As of September 30, 2015, the cold-stacked vessels consisted of five anchor handling towing supply vessels, two fast support vessels, four supply vessels and eight liftboats.
In Africa, time charter revenues were $3.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $2.2 million lower due to reduced utilization, of which $1.6 million was a consequence of cold-stacking vessels, $1.4 million lower due to a decrease in average day rates and $0.1 million lower due to the repositioning of vessels between geographic regions. As of September 30, 2016, the Company had four of 16 owned and leased-in vessels cold-stacked in the region compared with two of 15 as of September 30, 2015. As of September 30, 2016, the cold-stacked vessels consisted of one anchor handling towing supply vessel, two fast support vessels and one mini-supply vessel. As of September 30, 2015, the cold-stacked vessels consisted of two fast support vessels.
In the Middle East, time charter revenues were $0.3 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.7 million higher due to the repositioning of vessels between geographic regions and $0.6 million higher due to net fleet additions. Time charter revenues were $0.9 million lower due to a decrease in average day rates and $0.1 million lower due to reduced utilization.
In Brazil, Mexico, Central and South America, time charter revenues were $3.7 million lower in the Current Year Quarter compared with the Prior Year Quarter due to the change in contract status for two vessels from time charter to bareboat charter during the first quarter of 2016. As of September 30, 2016, the Company had two of four owned and leased-in vessels cold-stacked in the region compared with none of six as of September 30, 2015. As of September 30, 2016, the cold-stacked vessels consisted of one fast support vessel and one supply vessel.
In Europe, excluding wind farm utility vessels, time charter revenues were $5.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.3 million lower due to reduced utilization, $0.4 million lower due to reduced average day rates, $2.6 million lower due to fleet dispositions and $2.4 million lower due to unfavorable changes in currency exchange rates. For the wind farm utility vessels, time charter revenues were $0.6 million lower. Time charter revenues were $0.1 million lower due to reduced utilization, $0.1 million lower due to the repositioning of vessels between geographic regions and $1.0 million lower due to unfavorable changes in currency exchange rates. Time charter revenues were $0.4 million higher due to an increase in average day rates and $0.2 million higher due to fleet additions.
In Asia, time charter revenues were $1.2 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $1.3 million lower due to the repositioning of vessels between geographic regions and $0.1 million higher due to an increase in average day rates. As of September 30, 2016, the Company had none of one owned vessel cold-stacked in the region compared with one of four as of September 30, 2015. As of September 30, 2015, one anchor handling towing supply vessel was cold-stacked.
Other operating revenues were $4.0 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to a reduction in other marine services revenue associated with decreased activity levels.
Operating Expenses. Operating expenses were $29.1 million lower in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, operating expenses were $3.0 million lower due to net fleet dispositions, $9.4 million lower due to the effect of cold-stacking vessels, $7.2 million lower for vessels in active service, $1.1 million lower due to the change in contract status for two vessels from time charter to bareboat charter during the first quarter of 2016, $1.5 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix and $6.9 million lower due to the Prior Year Quarter recognition of charge for a U.K. subsidiary’s share of a funding deficit in the Merchant Navy Ratings Pension Fund (“MNRPF”) for North Sea mariners arising from a 2014 actuarial valuation.

Personnel costs were $1.0 million lower due to net fleet dispositions, $7.2 million lower due to the effect of cold-stacking vessels, $3.3 million lower for vessels in active service primarily due to favorable changes in currency exchange rates partially offset by increased seafarer compensation costs, $1.0 million lower due to the change in contract status for two vessels from time charter to bareboat charter during the first quarter of 2016, $0.3 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix and $6.9 million lower due to the above referenced recognition of a charge for a U.K subsidiary’s share of a funding deficit in the MNRPF.
Administrative and General. Administrative and general expenses were $2.2 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to a reduction in shore side personnel costs.
Losses on Asset Dispositions and Impairments, net. During the Current Year Quarter, the Company sold four offshore support vessels and other equipment for net proceeds of $2.2 million and an immaterial gain. In addition, the Company recorded impairment charges of $29.2 million primarily related to the anchor handling towing supply fleet and one specialty vessel. During the Prior Year Quarter, the Company recognized impairment charges of $0.2 million related to other marine equipment spares.
Operating Loss. Excluding the impact of gains (losses) on asset dispositions and impairments, net, operating loss as a percentage of operating revenues was 22% in the Current Year Quarter compared with 3% in the Prior Year Quarter primarily due to weaker market conditions.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Operating revenues were $114.4 million lower in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $108.5 million lower in the Current Nine Months compared with the Prior Nine Months.
Excluding the contribution of the wind farm utility vessels, fleet utilization was 50% in the Current Nine Months compared with 65% in the Prior Nine Months and average rates per day worked were $10,336 in the Current Nine Months compared with $13,708 in the Prior Nine Months, a decrease of $3,372 per day or 25%. The number of days available for charter were 25,506 in the Current Nine Months compared with 26,382 in the Prior Nine Months, a 876 day or 3% reduction.
In the U.S. Gulf of Mexico, time charter revenues were $63.3 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to a $28.3 million reduction from anchor handling towing supply vessels, a $23.4 million reduction from the liftboat fleet, a $6.9 million reduction from the fast support vessels and a $4.7 million reduction from supply vessels. Time charter revenues were $55.4 million lower due to reduced utilization, of which $52.2 million was a consequence of cold-stacking vessels, $1.2 million lower due to a decrease in average day rates, $4.0 million lower due to net fleet dispositions, and $2.7 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. As of September 30, 2016, the Company had 37 of 45 owned and leased-in vessels cold-stacked in this region compared with 19 of 36 as of September 30, 2015.
In Africa, time charter revenues were $12.4 million lower in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $7.2 million lower due to reduced utilization, of which $4.7 million was a consequence of cold-stacking vessels, $5.1 million lower due to a decrease in average day rates and $0.1 million lower due to repositioning vessels between geographic regions. As of September 30, 2016, the Company had three of 16 owned and leased-in vessels cold-stacked in the region compared with two of 15 as of September 30, 2015.
In the Middle East, time charter revenues were $0.5 million lower in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $1.3 million lower due to reduced utilization, of which $0.7 million was a consequence of cold-stacking vessels, and $3.6 million lower due to a decrease in average day rates. Time charter revenues were $2.1 million higher due to net fleet additions and $2.3 million higher due to the repositioning of vessels between geographic regions.
In Brazil, Mexico, Central and South America, time charter revenues were $14.9 million lower in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $3.0 million lower due to fleet dispositions, $9.9 million lower due to a change in contract status for two vessels from time charter to bareboat charter during the first quarter of 2016 and $2.0 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. As of September 30, 2016, the Company had two of four owned and leased-in vessels cold-stacked in the region compared with none of six as of September 30, 2015.
In Europe, excluding wind farm utility vessels, time charter revenues were $10.7 million lower in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $1.9 million lower due to reduced utilization, $0.7 million lower due to reduced average day rates, $3.7 million lower due to fleet dispositions and $4.4 million lower due to unfavorable changes in currency exchange rates. For the wind farm utility vessels, time charter revenues were $3.0 million lower. Time charter revenues were $3.0 million lower due to reduced utilization, $0.3 million lower due to the repositioning of vessels between geographic regions and $1.5 million lower due to unfavorable changes in currency exchange rates. Time charter revenues were $0.7 million higher due to an increase in average day rates and $1.1 million higher due to fleet additions.

In Asia, time charter revenues were $3.7 million lower in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $1.1 million lower due to reduced utilization primarily as a consequence of cold-stacking vessels, $2.9 million lower due to the repositioning of vessels between geographic regions, and $0.3 million higher due to an increase in average day rates. As of September 30, 2016, the Company had none of one owned vessel cold-stacked in the region compared with one of four as of September 30, 2015.
Other operating revenues were $5.9 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to a reduction in other marine services revenue associated with decreased activity levels partially offset by the change in contract status for two vessels from time charter to bareboat charter during the first quarter of 2016.
Operating Expenses. Operating expenses were $82.5 million lower in the Current Nine Months compared with the Prior Nine Months. On an overall basis, operating expenses were $11.7 million lower due to net fleet dispositions, $37.2 million lower due to the effect of cold-stacking vessels, $15.1 million lower for vessels in active service, $5.0 million lower due to the change in contract status for two vessels from time charter to bareboat charter during the first quarter of 2016, $6.6 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix and $6.9 million lower due to the Prior Nine Months recognition of charge for a U.K. subsidiary’s share of a funding deficit in the MNRPF for North Sea mariners arising from a 2014 actuarial valuation.
Personnel costs were $3.9 million lower due to net fleet dispositions, $20.6 million lower due to the effect of cold-stacking vessels, $6.4 million lower for vessels in active service primarily due to favorable changes in currency exchange rates partially offset by increased seafarer compensation costs, $2.1 million lower due to the change in contract status for two vessels from time charter to bareboat charter during the first quarter of 2016 and $2.9 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix and $6.9 million lower due to the above referenced recognition of a charge for a U.K subsidiary’s share of a funding deficit in the MNRPF. Repair and maintenance costs were $5.2 million lower due to the effect of cold-stacking vessels, $2.8 million lower for vessels in active service, $0.7 million lower due to net fleet dispositions and $1.4 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. Drydocking expenses were $6.6 million lower due lower drydocking activities. Leased-in equipment expenses were $5.4 million lower primarily due to an overall reduction in the number of leased-in vessels.
Administrative and General. Administrative and general expenses were $4.1 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to a reduction in shore side personnel costs.
Losses on Asset Dispositions and Impairments, net. During the Current Nine Months, the Company sold real property, six offshore support vessels and other equipment for net proceeds of $4.1 million and gains of $0.6 million, all of which were recognized currently. In addition, the Company recognized impairment charges of $50.6 million primarily related to the liftboat fleet, the anchor handling towing supply fleet and one specialty vessel. During the Prior Nine Months, the Company sold two offshore support vessels and other equipment for net proceeds of $15.7 million and gains of $0.9 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $2.6 million and recorded $6.9 million of impairment charges related to the suspended construction of two offshore support vessels and other marine equipment spares.
Operating Loss. Excluding the impact of gains (losses) on asset dispositions and impairments, operating loss as a percentage of operating revenues was 25% in the Current Nine Months compared with 6% in the Prior Nine Months primarily due to weaker market conditions.

The composition of Offshore Marine Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2016
Anchor handling towing supply	13	1	4	9	27
Fast support	35	11	1	3	50
Mini-supply	3	2	—	—	5
Standby safety	20	1	—	—	21
Supply	7	12	1	3	23
Towing supply	2	1	—	—	3
Specialty	3	1	—	3	7
Liftboats	13	—	2	—	15
Wind farm utility	37	3	—	—	40
	133	32	8	18	191
2015
Anchor handling towing supply	13	1	4	—	18
Fast support(1)	22	11	2	3	38
Mini-supply	4	2	—	1	7
Standby safety	24	1	—	—	25
Supply	7	12	4	3	26
Towing supply	2	1	—	—	3
Specialty(1)	3	1	—	1	5
Liftboats	13	—	2	—	15
Wind farm utility	35	3	1	—	39
	123	32	13	8	176
______________________

(1)
Four joint ventured catamaran vessels primarily used to move cargo and personnel to and from offshore drilling rigs, platforms and other installations were reclassified to the fast support vessel class. All prior periods were restated to reflect the change.

Inland River Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	39,659	97	53,963	99	111,566	97	170,424	99
Foreign	1,435	3	347	1	2,956	3	1,643	1
	41,094	100	54,310	100	114,522	100	172,067	100
Costs and Expenses:
Operating:
Barge logistics	21,259	52	20,816	38	53,235	47	70,705	41
Personnel	3,579	9	7,253	13	14,704	13	20,715	12
Repairs and maintenance	944	2	4,018	8	3,713	3	10,617	6
Insurance and loss reserves	460	1	744	1	2,311	2	2,909	2
Fuel, lubes and supplies	1,034	3	1,948	4	3,500	3	10,220	6
Leased-in equipment	1,738	4	1,624	3	4,676	4	5,350	3
Other	2,482	6	3,084	6	6,921	6	9,040	5
	31,496	77	39,487	73	89,060	78	129,556	75
Administrative and general	3,982	10	3,907	7	11,671	10	11,556	7
Depreciation and amortization	6,308	15	7,268	13	19,699	17	21,519	13
	41,786	102	50,662	93	120,430	105	162,631	95
Gains (Losses) on Asset Dispositions and Impairments, Net	(597)	(1)	11,510	21	2,588	2	14,479	9
Operating Income (Loss)	(1,289)	(3)	15,158	28	(3,320)	(3)	23,915	14
Other Income (Expense):
Derivative gains, net	—	—	50	—	—	—	309	—
Foreign currency gains (losses), net	410	—	(2,173)	(4)	2,865	3	(3,086)	(2)
Other, net	(1)	—	—	—	(5)	—	—	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(171)	—	(2,117)	(4)	(4,626)	(4)	(6,108)	(3)
Segment Profit (Loss)(1)	(1,051)	(3)	10,918	20	(5,086)	(4)	15,030	9
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Dry-cargo barge pools	27,729	67	28,054	52	68,258	60	87,548	51
Charter-out of dry-cargo barges	913	2	973	2	2,718	3	2,821	2
Liquid unit tow operations(1)	59	—	8,451	15	7,189	6	25,990	15
10,000 barrel liquid tank barge operations(2)	—	—	3,584	6	—	—	14,027	8
Terminal operations	6,561	16	5,923	11	19,486	17	17,156	10
Fleeting operations	3,135	8	4,183	8	9,594	8	12,173	7
Inland river towboat operations and other activities	2,697	7	3,142	6	7,277	6	12,352	7
	41,094	100	54,310	100	114,522	100	172,067	100
______________________

(1)
The Company sold the equipment used in the liquid unit tow operations during April 2016. Operating results for the liquid unit tow operations excluding gains on the disposition of the assets were a loss of $1.3 million and income of $0.7 million for the nine months ended September 30, 2016 and 2015, respectively.

(2)
The Company disposed of its 10,000 barrel liquid tank barge operations during August 2015. Operating results for the 10,000 barrel liquid tank barge operations were $0.1 million for the nine months ended September 30, 2015.

Dry-Cargo Barge Pools Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry-cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Tons	%	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	1,244	68	1,046	62	2,728	59	2,829	56
Non-Grain	585	32	651	38	1,906	41	2,222	44
	1,829	100	1,697	100	4,634	100	5,051	100

	Days		Days		Days		Days
Available barge days	52,482		52,440		156,222		155,808
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $13.2 million lower in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues from the dry-cargo barge pools were $0.3 million lower primarily due to reduced freight rates as a consequence of an oversupply of equipment. Operating revenues from liquid unit tow operations were $8.4 million lower following the sale of its equipment during the second quarter of 2016. Operating revenues from the 10,000 barrel inland river liquid tank barge operations were $3.6 million lower following the sale of its equipment during the third quarter of 2015. Operating revenues from terminal operations were $0.6 million higher due to the commencement of container movements in new terminal locations. Operating revenues from fleeting operations were $1.0 million lower primarily due to reduced activity levels. Operating revenues from inland river towboat operations and other activities were $0.4 million lower primarily due to the completion of machine and repair services provided to third parties in the Prior Year Quarter.

Operating Expenses. Operating expenses were $8.0 million lower in the Current Year Quarter compared with the Prior Year Quarter. Barge logistics expenses were $0.4 million higher primarily due to higher towing and switching costs for the dry-cargo barge pools as a consequence of increased activity levels. Personnel costs were $3.7 million lower primarily due to the sale of the liquid unit tow operations during the second quarter 2016. Repair and maintenance costs were $3.1 million lower primarily due to the aforementioned sale of the liquid unit tow operations and U.S. Coast Guard inspections and related repair expenses for the 10,000 barrel inland river liquid tank operations in the Prior Year Quarter. Fuel, lubes and supplies were $0.9 million lower primarily due to the completion of machine and repair services provided to third parties in the Prior Year Quarter. Other operating expenses were $0.6 million lower primarily due the sale of the 10,000 barrel inland river liquid tank barge operations during the third quarter of 2015.
Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company recognized an impairment charge of $1.1 million related to equipment under construction. In addition, the Company recognized previously deferred gains of $0.6 million. During the Prior Year Quarter, the Company sold 34 10,000 barrel inland river liquid tank barges and other equipment, and sold and leased back four inland river towboats, for net proceeds of $72.4 million and gains of $14.6 million, of which $10.7 million were recognized currently and $3.9 million were deferred. In addition, the Company recognized previously deferred gains of $0.8 million.
Operating Income (Loss). Excluding gains (losses) on asset dispositions and impairments, operating loss as a percentage of operating revenues was 2% in the Current Year Quarter compared with operating income as a percentage of operating revenues of 7% in the Prior Year Quarter primarily due to the completion of machine and repair services in the Prior Year Quarter, reduced activity levels from fleeting operations and lower freight rates in the dry-cargo barge pools.
Foreign currency gains (losses), net. During the Current Year Quarter, foreign currency gains, net were primarily due to the strengthening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations. During the Prior Year Quarter, foreign currency losses, net were primarily due to the weakening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Current Year Quarter, equity in losses in 50% or less owned companies, net of tax, included $0.6 million of losses from SCFCo as a consequence of continued weakness in the iron ore and grain markets on the Parana-Paraguay River Waterway. In addition, the Company recognized interest income (not a component of segment profit) of $0.8 million and deferred gains of $0.5 million on notes due from and equipment previously sold to this 50% or less owned company.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Operating revenues were $57.5 million lower in the Current Nine Months compared with the Prior Nine Months. Operating revenues from the dry-cargo barge pools were $19.3 million lower primarily due to reduced freight rates as a consequence of lower export demand and an oversupply of equipment. Operating revenues from liquid unit tow operations were $18.8 million lower following the sale of its equipment during the second quarter of 2016. Operating revenues from the 10,000 barrel inland river liquid tank barge operations were $14.0 million lower following the sale of its equipment during the third quarter of 2015. Operating revenues from terminal operations were $2.3 million higher primarily due to increased ethanol throughput and the commencement of container movements in new terminal locations. Operating revenues from fleeting operations were $2.6 million lower primarily due to reduced activity levels. Operating revenues from inland river towboat operations and other activities were $5.1 million lower primarily due to the completion of machine and repair services provided to third parties in the Prior Nine Months.
Operating Expenses. Operating expenses were $40.5 million lower in the Current Nine Months compared with the Prior Nine Months. Barge logistics expenses were $17.5 million lower primarily due to lower towing and switching costs for the dry-cargo barge pools as a consequence of lower activity levels, reduced fuel prices and lower costs associated with the 10,000 barrel inland river liquid tank barge operations following the sale of its equipment during the third quarter of 2015. Personnel costs were $6.0 million lower primarily due to the sale of the liquid unit tow operations during the second quarter 2016. Repair and maintenance costs were $6.9 million lower primarily due to the aforementioned sale of the liquid unit tow operations and U.S. Coast Guard inspections and related repair expenses for the 10,000 barrel inland river liquid tank barge operations in the Prior Nine Months. Fuel, lubes and supplies were $6.7 million lower primarily due to the completion of machine and repair services provided to third parties in the Prior Nine Months. Leased-in equipment expenses were $0.7 million lower primarily due to returning two leased-in towboats to their owners during the Prior Nine Months. Other operating expenses were $2.1 million lower primarily due to the sale of the 10,000 barrel inland river liquid tank barge operations during the third quarter of 2015.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Nine Months, the Company sold 20 30,000 barrel inland river liquid tank barges, the rights to eight leased-in 30,000 barrel inland river liquid tank barges and 14 inland river towboats for net proceeds of $90.0 million and gains of $1.9 million, all of which were recognized currently. In addition, the Company recognized a $1.1 million impairment charge related to equipment under construction and recognized previously deferred gains of $1.8 million. During the Prior Nine Months, the Company sold 35 10,000 barrel inland river tank barges, twelve inland river deck barges and other equipment, and sold and leased back four inland river towboats, for net proceeds of $81.5 million and gains of $17.6 million, of which $11.6 million were recognized currently and $6.0 million were deferred. In addition, the Company recognized previously deferred gains of $2.9 million.
Operating Income (Loss). Excluding gains (losses) on asset dispositions and impairments, operating loss as a percentage of operating revenues was 5% in the Current Nine Months compared with operating income as a percentage of operating revenues of 5% in the Prior Nine Months primarily due to reduced freight rates and lower activity levels in the dry-cargo barge pools, lower activity levels from fleeting operations, the completion of machine and repair services in the Prior Nine Months and the sale of the liquid unit tow operations.
Foreign currency gains (losses), net. During the Current Nine Months, foreign currency gains, net were primarily due to the strengthening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations. During the Prior Nine Months, foreign currency gains, net were primarily due to the weakening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Current Nine Months, equity in losses in 50% or less owned companies, net of tax, included $5.1 million of losses from SCFCo as a consequence of continued weakness in the iron ore and grain markets on the Parana-Paraguay River Waterway. In addition, the Company recognized interest income (not a component of segment profit) of $2.4 million and deferred gains of $1.4 million on notes due from and equipment previously sold to this 50% or less owned company.
Fleet Count
The composition of Inland River Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2016
Dry-cargo barges	657	258	—	490	1,405
Liquid tank barges:
10,000 barrel	18	—	—	—	18
Specialty barges(1)	11	—	—	—	11
Towboats:
4,000 hp - 6,250 hp	2	11	4	—	17
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	2	2	—	—	4
	691	271	4	490	1,456
2015
Dry-cargo barges	645	258	—	528	1,431
Liquid tank barges:
10,000 barrel	18	—	—	—	18
30,000 barrel	19	—	8	—	27
Specialty barges(1)	11	—	—	—	11
Towboats:
4,000 hp - 6,250 hp	2	11	4	—	17
Less than 3,200 hp	14	2	—	—	16
	709	271	12	528	1,520
______________________

(1)	Includes non-certificated 10,000 and 30,000 barrel inland river liquid tank barges.

Shipping Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	45,574	79	50,330	86	134,953	79	141,293	85
Foreign	11,776	21	8,343	14	35,072	21	24,461	15
	57,350	100	58,673	100	170,025	100	165,754	100
Costs and Expenses:
Operating:
Personnel	11,808	21	10,365	18	33,139	19	30,796	19
Repairs and maintenance	2,255	4	2,622	4	7,648	5	7,971	5
Drydocking	671	1	1,065	2	2,306	1	18,925	11
Insurance and loss reserves	932	2	702	1	3,478	2	2,998	2
Fuel, lubes and supplies	3,284	5	3,216	6	9,412	6	10,468	6
Leased-in equipment	5,693	10	5,974	10	18,081	11	18,076	11
Other	3,899	7	3,722	6	11,981	7	11,687	7
	28,542	50	27,666	47	86,045	51	100,921	61
Administrative and general	6,675	12	6,236	11	20,930	12	19,201	11
Depreciation and amortization	8,216	14	6,476	11	22,193	13	19,822	12
	43,433	76	40,378	69	129,168	76	139,944	84
Gains on Asset Dispositions	3	—	—	—	3	—	—	—
Operating Income	13,920	24	18,295	31	40,860	24	25,810	16
Other Income (Expense):
Foreign currency losses, net	(3)	—	(9)	—	(12)	—	(12)	—
Other, net	(5,534)	(9)	1,836	3	(6,461)	(4)	2,052	1
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(551)	(1)	5,292	9	(2,116)	(1)	8,796	5
Segment Profit(1)	7,832	14	25,414	43	32,271	19	36,646	22
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Petroleum Transportation:
Time charter	21,571	38	21,179	36	59,044	35	51,164	31
Bareboat charter	8,744	15	8,744	15	26,041	15	25,946	16
Harbor towing and bunkering	15,753	27	18,359	31	51,690	30	58,488	35
Short-sea transportation	11,068	19	9,933	17	31,979	19	28,886	17
Technical management services	214	1	458	1	1,271	1	1,270	1
	57,350	100	58,673	100	170,025	100	165,754	100

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $1.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues for petroleum transportation were $0.4 million higher primarily due to placing one newly built U.S.-flag product tanker into service during May 2016 partially offset by out-of-service days for tank coating modifications for another U.S.-flag product tanker and a decrease in the time charter rates for two U.S.-flag product tankers. Operating revenues for harbor towing and bunkering were $2.6 million lower primarily due to a change in contract status from time charter to bareboat charter for the Company’s bunkering operations in St. Eustatius. Operating revenues for short-sea transportation were $1.1 million higher primarily due to higher cargo shipping demand.
Operating Expenses. Operating expenses were $0.9 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to personnel costs associated with placing one newly built U.S.-flag product tanker into service during May 2016, partially offset by lower personnel costs for the Company’s bunkering operations in St. Eustatius due to a change in contract status from time charter to bareboat charter.
General and Administrative Expenses. General and administrative expenses were $0.4 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to higher legal and professional fees.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $1.7 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to placing one newly built U.S.-flag product tanker into service during May 2016 and the completion of the tank coating modifications for another U.S.-flag product tanker in the Current Year Quarter.
Operating Income. Operating income as a percentage of operating revenues was 24% in the Current Year Quarter compared with 31% in the Prior Year Quarter. The decrease was primarily due to a decrease in the time charter rates for two U.S.-flag product tankers partially offset by placing one newly built U.S.-flag product tanker into service during May 2016.
Other, net. During the Current Year Quarter, the Company recognized a $5.5 million impairment charge related to its cost investment in a foreign container shipping company. During the Prior Year Quarter, the Company received $1.8 million for the early termination of a contract for two harbor tugs.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During the Current Year Quarter, equity in losses of 50% or less owned companies, net of tax, included $0.8 million of losses from Trailer Bridge. In addition, the Company recognized interest income (not a component of segment profit) of $2.7 million on notes due from Trailer Bridge. During the Prior Year Quarter, equity in earnings of 50% or less owned companies included $4.0 million of earnings from Dorian, which was reclassified to marketable securities during December 2015.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Operating revenues were $4.3 million higher in the Current Nine Months compared with the Prior Nine Months. Operating revenues for petroleum transportation were $7.9 million higher primarily due to placing one newly built U.S.-flag product tanker into service during May 2016 and fewer out-of-service days in the Current Nine Months following the drydocking of two U.S.-flag product tankers in the Prior Nine Months, partially offset by a decrease in the time charter rates for two U.S.-flag product tankers in the Current Nine Months. Operating revenues for harbor towing and bunkering were $6.8 million lower primarily due to a change in contract status from time charter to bareboat charter for the Company’s bunkering operations in St. Eustatius and reduced fuel surcharges for harbor towing as a consequence of lower fuel prices. Operating revenues for short-sea transportation were $3.1 million higher primarily due to higher cargo shipping demand.
Operating Expenses. Operating expenses were $14.9 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to drydocking two U.S.-flag product tankers in the Prior Nine Months and a change in contract status from time charter to bareboat charter for the Company’s bunkering operations in St. Eustatius in the Current Nine Months, partially offset by placing one newly built U.S.-flag product tanker into service during May 2016.
General and Administrative Expenses. General and administrative expenses were $1.7 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to higher legal and professional fees.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $2.4 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to placing one newly built U.S.-flag product tanker placed into service during May 2016 and the completion of tank coating modifications for another U.S.-flag product tanker in the Current Nine Months.
Operating Income. Operating income as a percentage of operating revenues was 24% in the Current Nine Months compared with 16% in the Prior Nine Months primarily due to the drydocking of U.S.-flag product tankers in the Prior Nine Months.

Other, net. During the Current Nine Months, the Company recognized $6.5 million of impairment charges related to its cost investment in a foreign container shipping company. During the Prior Nine Months, the Company received $1.8 million for the early termination of a contract for two harbor tugs.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During the Current Nine Months, equity in losses of 50% or less owned companies, net of tax, included $4.4 million of losses from Trailer Bridge. In addition, the Company recognized interest income (not a component of segment profit) of $7.7 million on notes due from Trailer Bridge. During the Prior Nine Months, equity in earnings of 50% or less owned companies primarily included $6.6 million of earnings from Dorian, which was reclassified to marketable securities during December 2015.
Fleet Count
The composition of Shipping Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Total
2016
Petroleum and Gas Transportation:
Product tankers - U.S.-flag	5	—	3	8
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tug - U.S.-flag	—	1	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry-bulk articulated tug-barge - U.S.-flag	—	1	—	1
	36	9	12	57
2015
Petroleum and Gas Transportation:
Product tankers - U.S.-flag	4	—	3	7
Crude oil tanker - U.S.-flag	—	1	—	1
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tug - U.S.-flag	—	1	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry-bulk articulated tug-barge - U.S.-flag	—	1	—	1
	35	10	12	57
______________________

(1)	Roll On/Roll Off.

Illinois Corn Processing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016			2015
	$’000%		$’000%		$’000%			$’000%
Operating Revenues:
United States	44,019	100	40,282	100	134,204	100		128,251	100
Costs and Expenses:
Operating	39,879	91	33,514	83	122,321	92	92	107,220	84
Administrative and general	750	2	543	1	2,318	2	2	1,614	1
Depreciation and amortization	1,055	2	979	3	3,172	2	2	2,938	2
	41,684	95	35,036	87	127,811	96	96	111,772	87
Operating Income	2,335	5	5,246	13	6,393	4	4	16,479	13
Other Expense:
Derivative gains (losses), net(1)	(328)	(1)	(336)	(1)	341	—	—	(1,114)	(1)
Other, net	—	—	—	—	—	—	—	4,112	3
Segment Profit(2)	2,007	4	4,910	12	6,734	4	4	19,477	15
______________________

(1)
ICP routinely enters into exchange traded positions (primarily corn, natural gas and ethanol derivatives) to offset its net commodity market exposure on raw material and finished goods inventory balances and forward purchase and sales commitments. As of September 30, 2016 and 2015, the net market exposure to corn under its contracts and its raw material and inventory balances was not material.

(2)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Key Production and Sales Metrics. The table below sets forth, for the periods indicated, key production and sales metrics for Illinois Corn Processing:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Production Inputs:
Corn (average price per bushel)	$3.67	$3.92	$3.77	$3.90

Production Output Sold:
Alcohol (gallons in thousands)	19,839	14,570	61,059	48,801
Dried Distiller’s Grains with Solubles (“DDGS”) (tons)	54,574	55,200	167,651	159,948

Production Output Sales Price (excluding freight):
Alcohol (per gallon)	$1.65	$1.84	$1.64	$1.84
Dried Distiller’s Grains with Solubles (“DDGS”) (per ton)	$148.26	$174.83	$146.66	$174.03
Segment Profit. Segment profit was $2.0 million on operating revenues of $44.0 million in the Current Year Quarter compared with $4.9 million on operating revenues of $40.3 million in the Prior Year Quarter primarily due to lower profit margins on U.S. fuel ethanol sales. Segment profit was $6.7 million on operating revenues of $134.2 million in the Current Nine Months compared with $19.5 million on operating revenues of $128.3 million in the Prior Nine Months primarily due to lower profit margins on U.S. fuel ethanol sales and the recognition of $4.1 million of insurance proceeds in the Prior Nine Months.

Other
Segment profit (loss) of the Company's Other activities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	$’000	$’000	$’000	$’000
Emergency and crisis services	625	1,407	(1,444)	3,157
Other activities(1)(2)	(776)	(117)	(7,896)	(1,767)
	(151)	1,290	(9,340)	1,390
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
Other activities. During the Current Nine Months, other activities include a $6.7 million reserve for one of the Company’s notes receivable from third parties following a decline in the underlying collateral value.
Corporate and Eliminations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	$’000	$’000	$’000	$’000
Corporate Expenses	(7,182)	(8,652)	(22,888)	(26,381)
Eliminations	4	—	6	—
Operating Loss	(7,178)	(8,652)	(22,882)	(26,381)
Other Income (Expense):
Derivative losses, net	(862)	(429)	(3,527)	(1,003)
Foreign currency gains (losses), net	36	(244)	84	(771)
Other, net	74	(53)	79	63
Corporate Expenses. Corporate expenses in the Current Year Quarter and Current Nine Months were lower compared with the Prior Year Quarter and Prior Nine Months primarily due to lower management bonus accruals.
Derivative losses, net. Derivative losses in the Current Year Quarter and Current Nine Months include $0.8 million and $3.3 million, respectively, of losses on the exchange option liability on subsidiary convertible senior notes.
Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	$’000	$’000	$’000	$’000
Interest income	5,277	5,065	15,890	14,118
Interest expense	(12,504)	(10,894)	(37,273)	(31,797)
Debt extinguishment gains (losses), net	557	(434)	5,395	(29,970)
Marketable security losses, net	(7,865)	(4,604)	(56,912)	(3,476)
	(14,535)	(10,867)	(72,900)	(51,125)
Interest Expense. Interest expense in the Current Year Quarter and Current Nine Months was higher primarily due to the issuance of the Company’s 3.75% Subsidiary Convertible Notes on December 1, 2015 and borrowings under the Sea-Vista Credit Facility, partially offset by lower interest expense due to the repurchase of some of the Company’s 7.375% Senior Notes and 2.5% Convertible Senior Notes.

Debt Extinguishment Gains (Losses), net. During the Current Nine Months, the Company purchased $22.6 million in principal amount of its 7.375% Senior Notes for $20.3 million and purchased $117.4 million in principal amount of its 2.5% Convertible Senior Notes for $114.9 million resulting in gains on debt extinguishment of $5.4 million. During the Prior Nine Months, SEA-Vista redeemed its Title XI bonds for $99.9 million and recorded a $29.0 million loss on extinguishment of debt for the then unamortized debt discount, the make whole premium paid and certain other redemption costs. As a consequence of redeeming the bonds prior to their scheduled maturity, SEA-Vista was required to pay a make whole premium in the amount of $20.5 million.
Marketable Security Losses, net. During the Current Year Quarter and Current Nine Months, marketable security losses, net includes $9.6 million and $53.0 million, respectively, of unrealized losses on the Company’s investment in 9,177,135 shares of Dorian, a publicly traded company listed on the New York Stock Exchange under the symbol “LPG,” which was reclassified from investments at equity in 50% or less owned companies during December 2015. During the Prior Year Quarter and Prior Nine Months, marketable security losses, net were primarily due to losses on long marketable security positions partially offset by gains on short marketable security positions.
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
The Company's capital commitments as of September 30, 2016 by year of expected payment were as follows (in thousands):

	2016	2017	2018	2019	Total
Offshore Marine Services	$12,622	$38,366	$47,374	$12,554	$110,916
Shipping Services	43,482	26,096	—	—	$69,578
Inland River Services	17,572	27,465	—	—	$45,037
Illinois Corn Processing	1,287	—	—	—	$1,287
	$74,963	$91,927	$47,374	$12,554	$226,818
Subsequent to September 30, 2016, the Company committed to purchase other equipment for $18.0 million.
As of September 30, 2016, the Company had outstanding debt of $1,041.9 million, letters of credit totaling $26.2 million with various expiration dates through 2019 and other labor and performance guarantees totaling $1.6 million. The Company’s long-term debt maturities, assuming payments made on the first available put date, are as follows (in thousands):

Remainder of 2016	$19,892
2017(1)	356,385
2018	21,207
2019	192,876
2020	466,287
Years subsequent to 2020	43,554
$1,100,201
______________________

(1)
To the extent a SMH Spin-off does not occur prior to December 1, 2017, the holders of the 3.75% Subsidiary Convertible Senior Notes may require us to purchase for cash all or part of the notes at par on that date; however, if the SMH Spin-off is consummated, this put option of $175.0 million would immediately terminate.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the "Securities") through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On February 26, 2016, SEACOR's Board of Directors increased the Company's repurchase authority for the Securities to $200.0 million. As of September 30, 2016, the Company’s repurchase authority for the Securities was $64.8 million.

As of September 30, 2016, the Company held balances of cash, cash equivalents, restricted cash, marketable securities and construction reserve funds totaling $715.1 million. As of September 30, 2016, construction reserve funds of $161.9 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company has $51.3 million available under subsidiary credit facilities. Subsequent to September 30, 2016, the Company’s subsidiaries borrowed $5.0 million under these credit facilities to fund their capital commitments.
Summary of Cash Flows

	Nine Months Ended September 30,
	2016	2015
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	60,242	142,784
Investing Activities	(64,496)	(91,620)
Financing Activities	(53,137)	(27,136)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1,438)	(1,406)
Increase (Decrease) in Cash and Cash Equivalents	(58,829)	22,622
Operating Activities
Cash flows provided by operating activities decreased by $82.5 million in the Current Nine Months compared with the Prior Nine Months. The components of cash flows provided by (used in) operating activities during the Current Nine Months and Prior Nine Months were as follows:

	Nine Months Ended September 30,
	2016	2015
	$’000	$’000
Operating income before depreciation, amortization and gains (losses) on asset dispositions and impairments, net	67,679	105,776
Changes in operating assets and liabilities before interest and income taxes	(6,741)	(2,717)
Purchases of marketable securities	(8,679)	(64,004)
Proceeds from sale of marketable securities	9,169	87,697
Cash settlements on derivative transactions, net	(44)	615
Dividends received from 50% or less owned companies	3,024	15,318
Interest paid, excluding capitalized interest(1)	(11,782)	(10,453)
Income taxes paid, net of amounts refunded	(3,688)	(4,879)
Other	11,304	15,431
Total cash flows provided by operating activities	60,242	142,784
_____________________

(1)	During the Current Nine Months and Prior Nine Months, capitalized interest paid and included in purchases of property and equipment was $14.3 million and $14.0 million, respectively.
Operating income before depreciation, amortization and gains (losses) on asset dispositions and impairments, net was $38.1 million lower in the Current Nine Months compared with the Prior Nine Months. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company’s business segments.
During the Current Nine Months, cash provided by operating activities included $8.4 million to purchase marketable security long positions and $0.3 million to cover marketable security short positions. During the Current Nine Months, cash provided by operating activities included $8.9 million received from the sale of marketable security long positions and $0.3 million received upon entering into marketable security short positions.
During the Prior Nine Months, cash provided by operating activities included $60.7 million to purchase marketable security long positions and $3.3 million to cover marketable security short positions. During the Prior Nine Months, cash provided by operating activities included $79.9 million received from the sale of marketable security long positions and $7.8 million received upon entering into marketable security short positions.

Investing Activities
During the Current Nine Months, net cash used in investing activities was $64.5 million primarily as follows:

•
Capital expenditures were $294.1 million. Equipment deliveries included twelve fast support vessels, one supply vessel, two wind farm utility vessels, two inland river towboats, twelve inland river dry-cargo barges and two U.S.-flag product tankers. In addition, the Company received one U.S.-flag harbor tug as partial consideration for the sale of certain Inland River Services equipment as described below.

•
The Company sold one mini-supply vessel, four standby safety vessels, one supply vessel, 20 30,000 barrel inland river liquid tank barges, the rights to eight leased-in 30,000 barrel inland river liquid tank barges, 14 inland river towboats, one U.S.-flag product tanker, one U.S.-flag harbor tug and other property and equipment for net proceeds of $156.1 million ($146.1 million in cash, $8.0 million in seller financing and one U.S.-flag harbor tug valued at $2.0 million). Equipment dispositions included one 30,000 barrel inland river liquid tank barge currently under construction and the sale-leaseback of one U.S.-flag product tanker for $61.0 million with a leaseback term of 76 months. The Company also received $0.1 million of deposits on future equipment sales.

•	Construction reserve funds account transactions included withdrawals of $93.5 million.

•
The Company made investments in and advances to its 50% or less owned companies of $12.7 million, including $6.8 million in Falcon Global, $3.0 million in Avion, $1.2 million in OSV Partners and $0.8 million in SCFCo.

•	The Company received capital distributions of $8.4 million from SEA-Access.

•	The Company received net repayments on revolving credit lines provided to VA&E of $1.1 million.

•	The Company made net investments of $1.3 million in third party leases and notes receivable.
During the Prior Nine Months, net cash used in investing activities was $91.6 million primarily as follows:

•
Capital expenditures were $227.2 million. Equipment deliveries during the period included two fast support vessels, one supply vessel, two wind farm utility vessels, eight 10,000 barrel inland river liquid tank barges, four inland river specialty barges and eight inland river towboats.

•
The Company sold two offshore support vessels, 35 10,000 barrel inland river liquid tank barges, twelve inland river deck barges, four inland river towboats and other property and equipment for net proceeds of $97.1 million ($95.4 million in cash and $1.7 million in seller financing).

•
The Company made investments in and advances to its 50% or less owned companies of $45.5 million, including $15.1 million in Falcon Global, $7.9 million in MexMar, $11.2 million in VA&E (including $3.5 million of cash contributed), $6.1 million in SCFCo, $1.4 million in OSV Partners and $1.0 million in SeaJon II.

•
The Company received capital distributions and repayments on advances of $49.2 million from its 50% or less owned companies, including $18.7 million from Trailer Bridge, $15.0 million from MexMar, $7.4 million from VA&E, $3.0 million from Avion, $2.9 million from SEA-Access and $2.0 million from Bunge-SCF Grain.

•	The Company made net investments of $4.4 million in third party leases and notes receivable.

•	The Company released restricted cash of $16.4 million in conjunction with the redemption of the Title XI bonds.

•	The Company utilized Title XI reserve funds of $9.6 million in conjunction with the redemption of the Title XI bonds.

•	Construction reserve funds account transactions included deposits of $31.3 million and withdrawals of $46.3 million.
Financing Activities
During the Current Nine Months, net cash used in financing activities was $53.1 million. The Company:

•	purchased $22.6 million in principal amount of its 7.375% Senior Notes for $20.3 million;

•
purchased $117.4 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $114.9 million. Consideration of $107.8 million was allocated to the settlement of the long-term debt and $7.1 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes.

•	borrowed $71.0 million and repaid $2.9 million under the SEA-Vista Credit Facility;

•	borrowed $23.5 million (€21.0 million) under the Windcat Credit Facility and repaid all of the subsidiary’s then outstanding debt totaling $22.9 million;

•	borrowed $16.1 million under the Sea-Cat Crewzer III Term Loan Facility;

•	issued other long-term debt of $7.5 million;

•	incurred issuance costs on various debt facilities of $3.3 million;

•	made other scheduled payments on long-term debt and capital lease obligations of $2.5 million;

•
acquired 47,455 shares of Common Stock for treasury for an aggregate purchase price of $2.4 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorization granted by SEACOR’s Board of Directors;

•	received $1.6 million from share award plans; and

•	distributed $3.7 million to non-controlling interests.
During the Prior Nine Months, net cash used in financing activities was $27.1 million. The Company:

•	purchased $22.5 million in principal amount of its 7.375% Senior Notes for $23.3 million;

•	redeemed its Title XI Bonds for $99.9 million, including a make whole premium payment in the amount of $20.5 million;

•	borrowed $196.0 million, repaid $19.0 million and incurred issuance costs of $3.1 million under the SEA-Vista Credit Facility;

•	received advances of $4.9 million and made repayments of $8.9 million on Witt O’Brien’s revolving credit facility;

•	made other scheduled payments on long-term debt and capital lease obligations of $5.5 million;

•	made net repayments on inventory financing arrangements of $2.7 million;

•	acquired 962,955 shares of Common Stock for an aggregate purchase price of $62.2 million;

•
acquired 40,859 shares of Common Stock for treasury for an aggregate purchase price of $3.0 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorization granted by SEACOR’s Board of Directors;

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
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change in the Company’s off-balance sheet arrangements during the Current Nine Months except as follows:

•	The Company is a guarantor of the outstanding debt for one of Offshore Marine Services’ 50% or less owned companies. As of September 30, 2016, the amount of the Company’s guarantee was $51.8 million.
Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change in the Company’s contractual obligations and commercial commitments during the Current Nine Months.

Contingencies
On December 15, 2010, both ORM and NRC, a subsidiary of the Company prior to the SES Business Transaction were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order, discussed in turn below. The Company has continually taken the position that all of the B3 claims asserted against ORM and NRC have no merit, and on February 28, 2011, ORM and NRC moved to dismiss all claims asserted against them in the master complaint. On September 30, 2011, the Court granted in part and denied in part the motion to dismiss that ORM and NRC had filed, although the Court recognized the validity of the derivative immunity and implied preemption arguments that ORM and NRC advanced in their motion and directed ORM and NRC to (i) conduct limited discovery to develop evidence to support those arguments and (ii) then re-assert those arguments. A schedule for limited discovery and motion practice was established by the Court and, in accordance with that schedule, ORM and NRC filed for summary judgment re-asserting their immunity and preemption arguments on May 18, 2012. Those motions were argued on July 13, 2012 and taken under advisement. On July 17, 2014, the Court issued a pretrial order that established a protocol for disclosures clarifying the basis for the B3 claims asserted against the Clean-Up Responder Defendants, including ORM and NRC, in the MDL, whether by joinder in the master complaint, individual complaint or otherwise. Under this protocol, plaintiffs who satisfied certain criteria and believed they had specific evidence in support of their claims, including that any Clean-Up Responder Defendant(s) failed to act pursuant to the authority and direction of the federal government in conducting Deepwater Horizon oil spill remediation and clean-up operations, had to submit a sworn statement or face dismissal. Plaintiffs’ deadline to serve such sworn statements in support of their claims was September 22, 2014, with the exception of several Plaintiffs who were granted an extension until October 10, 2014. On November 14, 2014, the Clean-Up Responder Defendants and the Plaintiffs’ Steering Committee (“PSC”) in the MDL submitted a joint report to the Court regarding claimants’ compliance with the pretrial order. In this joint report, the parties (i) explained how they complied with the notice requirements of the Court’s July 17, 2014 pretrial order, (ii) noted that they had received 102 sworn statements in connection with this pretrial order, and (iii) provided the Court with an assessment of the sworn statements received. An additional sworn statement was received after the joint report was submitted. On January 7, 2016, the Court issued an Order to Show Cause (“OSC”) as to the B3 claims against the Clean-Up Responder Defendants, including ORM and NRC. The OSC ordered any plaintiff(s) opposed to the Court entering the proposed Order & Reasons (“O&R”) attached to the OSC to show cause, in writing, on or before January 28, 2016 why the Court should not dismiss their B3 claim(s) with prejudice for the reasons set forth in the O&R. The O&R addressed the pending summary judgment motions and stated, among other things, why the Clean-Up Responder Defendants are entitled to derivative immunity under the Clean Water Act and discretionary function immunity under the Federal Tort Claims Act, and why Plaintiffs’ claims are preempted by the implied conflict preemption doctrine. The O&R also discussed the results of the protocol delineated in the Court’s July 17, 2014 pretrial order and concluded with the dismissal of all but eleven Plaintiffs’ B3 claims against the Clean-Up Responder Defendants with prejudice. Eight individual Plaintiffs submitted responses to the OSC by the January 28, 2016 deadline, and the Clean-Up Responder Defendants submitted a response thereto on February 4, 2016. On February 16, 2016, the Court issued an order overruling the objections relayed in the eight individual Plaintiffs’ responses to the OSC, and then entered a dismissal order nearly identical to the O&R. Accordingly, the final Order & Reasons entered on February 16, 2016 dismissed all but eleven B3 claims against ORM and NRC with prejudice, whether by joinder in the master complaint, individual complaint, or otherwise (the “B3 Dismissal Order”). The deadline for Plaintiffs to appeal the B3 Dismissal Order has passed and the Company continues to evaluate how this ruling will impact the individual civil actions. Moreover, on April 8, 2016, the Court entered an order establishing a summary judgment briefing schedule as to the remaining eleven B3 claimants (the “Remaining Eleven Plaintiffs”). The Clean-Up Responder Defendants, including ORM and NRC, filed an omnibus motion for summary judgment as to the Remaining Eleven Plaintiffs on May 9, 2016. Following briefing by the parties, on August 2, 2016, the Court granted the omnibus motion as it concerns ORM and NRC in its entirety, dismissing the Remaining Eleven Plaintiffs’ against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). To date, no appeal has been filed. In addition to the indemnity provided to ORM, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend ORM and NRC in connection with the B3 claims in the MDL. Although the Company is unable to estimate the potential exposure, if any, resulting from the remaining B3 claims, the Company does not expect they will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
As noted above, various civil actions concerning the Deepwater Horizon clean-up have been consolidated with the MDL and stayed. However, as discussed further below, the individual B3 exposure-based claims asserted against ORM and/or NRC have been dismissed pursuant to the B3 Dismissal Order or the Remaining Eleven Plaintiffs’ Dismissal Order. On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment, and response services by ORM during the Deepwater Horizon oil spill response and clean-up in the U.S. Gulf of Mexico. Mr. Wunstell is one of the Remaining Eleven Plaintiffs and his claim was dismissed by virtue of the Remaining Eleven Plaintiffs’ Dismissal Order; Ms. Blanchard’s B3 claim against ORM was dismissed by virtue of the B3 Dismissal Order. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.) (the “Black Action”), which is a suit by an individual who is seeking damages for, among other things, lost income because he allegedly could not find work in the fishing industry after the oil spill and exposure during the spill. The B3 exposure claims against ORM and NRC in the Black Action have been dismissed by virtue of the B3 Dismissal Order. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. Ms. Sanchez’s B3 claim against ORM has been dismissed by virtue of the B3 Dismissal Order. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.), which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.) (the “Fitzgerald Action”), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. While the decedent in the Fitzgerald Action’s claims against ORM and NRC were dismisses by virtue of the Remaining Eleven Plaintiffs’ Dismissal Order, the claim as against the Company remains stayed. Finally, on April 17, 2013, ORM was named as a defendant in Danos et al. v. BP America Production Co. et al., No. 2:13-CV-03747 (removed to E.D. La.) (the “Danos Action”), which is a suit by eight individuals seeking damages for dispersant exposure either as a result of their work during clean-up operations or as a result of their residence in the Gulf. The claims asserted by Messrs. Jorey Danos and Frank Howell, two plaintiffs in the Danos Action were dismissed by virtue of the Remaining Eleven Plaintiffs’ Dismissal Order; the other Danos Action plaintiffs’ B3 claims against ORM were previously dismissed by virtue of the B3 Dismissal Order. The Company continues to evaluate the impact of the B3 Dismissal Order, the Remaining Eleven Plaintiffs’ Dismissal Order, and other developments in the MDL, including the settlements discussed below, on these individual actions. The Company is unable to estimate the potential exposure, if any, resulting from these matters, to the extent they remain viable, but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the Plaintiffs by exposing them to dispersants during the course and scope of their employment. This case was removed to federal court and ultimately consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 Plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response. This case was consolidated with the MDL on May 10, 2013. By court order, both of these matters have been stayed since they were consolidated with the MDL. The Company continues to evaluate the impact of the developments in the MDL, including the settlements discussed below, on these cases, but believes that the potential exposure, if any, resulting from these matters has been reduced as a result of the B3 Dismissal Order and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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
For a discussion of the Company’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change in the Company’s exposure to market risk during the Current Nine Months.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2016. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies” in this Quarterly Report on Form 10-Q.
ITEM 1A.     RISK FACTORS
For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in the Company’s risk factors during the Current Nine Months.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Securities that may Yet be Purchased under the Plans or Programs(1)(2)(3)
July 1 – 31, 2016	—	$—	—	$105,873,523
August 1 – 31, 2016	—	$—	—	$91,533,575
September 1 – 30, 2016	—	$—	—	$64,840,600
______________________

(1)
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On February 26, 2016 SEACOR’s Board of Directors increased the Company’s repurchase authority for the Securities to $200.0 million.

(2)
On September 27, 2016, the Company executed a purchase agreement whereby the Company appointed Robert W. Baird & Co. Incorporated as broker to purchase the Company’s 7.375% Senior Notes in compliance with the requirements of Rule 10b5-1(c)(l)(i)(B) for the period October 1, 2016 through October 28, 2016.

(3)	During the Current Year Quarter, the Company acquired $41.4 million in principal amount of its 2.5% Convertible Senior Notes reducing the securities repurchase plan authority.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
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

SEACOR Holdings Inc. (Registrant)

DATE:	October 27, 2016	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	October 27, 2016	By:	/S/ MATTHEW CENAC
Matthew Cenac, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.