Form 10-K
period 2016-12-31
SEACOR HOLDINGS INC /NEW/
filed 2017-03-30
CIK 859598

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2016 was approximately $914,009,247 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of March 28, 2017 was 17,405,946.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

SEACOR HOLDINGS INC.
FORM 10-K

i

ii

FORWARD-LOOKING STATEMENTS
Certain statements discussed in Item 1. (Business), Item 1A. (Risk Factors), Item 3. (Legal Proceedings), Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 7A. (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed in Item 1A. (Risk Factors) and Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations). However, it should be understood that it is not possible to identify or predict all such factors. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.
PART I
ITEM 1.    BUSINESS
General
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries. “SEACOR” refers to SEACOR Holdings Inc., incorporated in 1989 in Delaware, without its subsidiaries. “Common Stock” refers to the common stock, par value $.01 per share, of SEACOR. The Company’s fiscal year ended on December 31, 2016.
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
All of the Company’s periodic reports filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on SEACOR’s website, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and any amendments to those reports. These reports and amendments are available on SEACOR’s website as soon as reasonably practicable after the Company electronically files the reports or amendments with the SEC. They are also available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information as to the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains these reports, proxy and information statements and other information.
Segment Information
SEACOR and its subsidiaries are in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas, shipping and logistics industries. The Company conducts its activities in the following reporting segments:

•	Offshore Marine Services

•	Inland River Services

•	Shipping Services

•	Illinois Corn Processing

•	Witt O’Brien’s

•	Other

Potential Spin-off of Offshore Marine Services
On December 1, 2015, SEACOR Marine Holdings Inc. (“SMHI”), a subsidiary of SEACOR that is the parent company of the Offshore Marine Services business segment, issued $175.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due December 1, 2022 (the “3.75% Subsidiary Convertible Notes”) to investment funds managed and controlled by The Carlyle Group. The transaction contemplates the potential separation of SMHI from the Company via a spin-off of SMHI to SEACOR’s shareholders (the “SMHI Spin-off”). SEACOR has determined to pursue the SMHI Spin-off by means of a distribution of all of the outstanding shares of common stock of SMHI on a pro rata basis to all of the holders of common stock of SEACOR and has filed a Registration Statement on Form 10 (the “Registration Statement”) with the U.S. Securities and Exchange Commission in connection with the SMHI Spin-off. There can be no assurance that the SMHI Spin-off will be consummated as currently contemplated or at all, or if it is consummated as to the timing thereof. To the extent a SMHI Spin-off does not occur prior to January 11, 2018, the holders of the 3.75% Subsidiary Convertible Senior Notes may require the Company to purchase for cash all or part of the notes at par, plus accrued and unpaid interest, on that date; however, if the SMHI Spin-off is consummated, this requirement to repurchase the 3.75% Subsidiary Senior Notes would immediately terminate. SEACOR continues to provide Offshore Marine Services administrative services and support business development initiatives and, if the SMHI Spin-off were to occur, would likely continue to do so during a transition period for some time after a SMHI Spin-off.
Offshore Marine Services
Business
Offshore Marine Services operates a diverse fleet of support vessels primarily servicing major integrated national and international oil companies, large independent oil and gas exploration and production companies and emerging independent companies. These vessels deliver cargo and personnel to offshore installations; provide field security services; handle anchors and mooring equipment required to tether rigs to the seabed; tow rigs and assist in placing them on location and moving them between regions; and carry and launch equipment such as remote operated vehicles or “ROVs” used underwater in drilling and well installation, maintenance, inspection and repair. In addition, Offshore Marine Services' vessels provide accommodations for technicians and specialists, and provide standby safety support and emergency response services. Offshore Marine Services also operates a fleet of liftboats in the U.S. Gulf of Mexico that primarily support well intervention, work-over, decommissioning and diving operations. In non-oil and gas industry activity, Offshore Marine Services operates vessels primarily used to move personnel and supplies to offshore wind farms in Europe. Offshore Marine Services contributed 26%, 35% and 40% of consolidated operating revenues in 2016, 2015, and 2014, respectively.
For a discussion of risk and economic factors that may impact Offshore Marine Services’ financial position and its results of operations, see “Item 1A. Risk Factors” and “Offshore Marine Services” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

						Owned Fleet
	Owned(1)	Joint Ventured	Leased-in	Pooled or Managed	Total	Average Age	U.S.- Flag	Foreign- Flag
2016
Anchor handling towing supply	11	1	4	9	25	16	8	3
Fast support	33	11	1	3	48	10	18	15
Supply	8	17	1	2	28	14	1	7
Standby safety	20	1	—	—	21	34	—	20
Specialty	3	1	—	2	6	13	—	3
Liftboats	13	—	2	—	15	14	13	—
Wind farm utility	37	3	—	—	40	7	—	37
	125	34	8	16	183	14	40	85
2015
Anchor handling towing supply	13	1	4	—	18	15	9	4
Fast support	23	11	1	3	38	10	8	15
Supply	13	15	2	4	34	14	2	11
Standby safety	24	1	—	—	25	35	—	24
Specialty	3	1	—	1	5	20	—	3
Liftboats	13	—	2	—	15	13	13	—
Wind farm utility	35	3	—	—	38	7	—	35
	124	32	9	8	173	15	32	92
2014
Anchor handling towing supply	13	1	4	—	18	14	9	4
Fast support	21	11	4	3	39	11	7	14
Supply	13	12	6	4	35	13	2	11
Standby safety	24	1	—	—	25	34	—	24
Specialty	3	1	—	1	5	19	1	2
Liftboats	13	—	2	—	15	12	13	—
Wind farm utility	33	3	—	—	36	6	—	33
	120	29	16	8	173	15	32	88
______________________

(1)	Excludes eight vessels retired and removed from service as of December 31, 2016.
As of December 31, 2016, 41 of Offshore Marine Services owned and leased-in vessels were outfitted with dynamic positioning (“DP”) systems. DP systems enable vessels to maintain a fixed position in close proximity to a rig or platform. The most technologically advanced DP systems have enhanced redundancy in the vessel’s power, electrical, computer and reference systems enabling vessels to maintain accurate position-keeping even in the event of failure of one of those systems (“DP-2”) and, in some cases, in the event of fire and flood (“DP-3”).
Anchor handling towing supply (“AHTS”) vessels are used primarily to support offshore drilling activities in the towing, positioning and mooring of drilling rigs and other marine equipment. AHTS vessels are also used to carry and launch equipment such as ROVs used underwater in drilling and well installation, maintenance, and repair and transport supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations. The defining characteristics of AHTS vessels are: (i) horsepower (“bhp”); (ii) bollard pull, which is the pulling capacity of the AHTS vessel and is important for towing and positioning rigs; (iii) size of winch in terms of “line pull;” and (iv) wire storage capacity. Offshore Marine Services’ fleet of AHTS vessels has varying capabilities and supports offshore mooring activities in water depths ranging from 300 to 8,000 feet. Most modern

AHTS vessels are equipped with dynamic positioning DP systems and can also carry under deck drilling fluids and cement. As of December 31, 2016, twelve of the 15 owned and leased-in AHTS vessels were equipped with DP-2 and two were equipped with DP systems.
Fast support vessels (“FSVs”) are lightweight, aluminum hull vessels used primarily to move cargo and personnel to and from offshore drilling rigs, platforms and other installations at greater speeds than traditional steel hull support vessels. FSVs can be catamaran or mono-hull vessels ranging from 130 to 210 ft. in length capable of speeds between 20 to 40 knots with capacities to carry special cargo, support both drilling operations and production services and transport passengers. FSVs built within the last ten years are sometimes equipped with DP-2, firefighting equipment and ride control systems for greater comfort and performance. As of December 31, 2016, 14 of the 34 owned and leased-in FSVs were equipped with DP-2 and six were equipped with DP systems. The Company’s FSV fleet includes vessels that have a passenger capacity of 36 to 150 and the Company has installed reclining seating, ambient lighting and other features on its recent FSV’s to enhance marketability for passenger transport.
Supply vessels generally range from 145 to more than 300 feet in length and are primarily used to deliver cargo such as drilling fluids, liquid mud, methanol, diesel fuel and water to rigs and platforms where drilling and work-over activity is underway. These vessels are capable of being modified for a wide variety of other uses and missions, including, but not limited to: construction support typically when fitted with a crane, standby, security, firefighting, accommodation, and limited towing and anchor handling when fitted with a winch. Relevant features of supply vessels are total carrying capacity (expressed as deadweight: “dwt”), available area of clear deck space, below-deck capacity for storage of mud and cement used in the drilling process and tank storage for water and fuel oil. Additional factors in the commercial marketability of supply vessels are operating draft since certain markets are limited in the size of vessel that can work safely and local flag preference and cabotage requirements and regulations. To improve station keeping ability, many modern supply vessels have DP systems capabilities. As of December 31, 2016, five of the nine owned and leased-in supply vessels were equipped with DP-2 and one was equipped with a DP system.
Standby safety vessels typically remain on location proximate to offshore rigs and production facilities to respond to emergencies. These vessels carry special equipment and crew trained to rescue personnel and are equipped to provide first aid and shelter. These vessels sometimes perform a dual role, also functioning as supply vessels.
Specialty vessels include anchor handling tugs, accommodation and other vessels. These vessels generally have specialized features adapting them to specific applications including offshore maintenance and construction services, freight hauling services and accommodation services. As of December 31, 2016, one of the three owned specialty vessels was equipped with DP-2.
Liftboats provide a self-propelled, stable platform to perform production platform construction, inspection, maintenance and removal; well intervention and work-over; well plug and abandonment; pipeline installation and maintenance; and diving operations. The length of jacking legs (160 ft. to 265 ft. for the Company’s liftboats) determines the water depth in which these vessels can work. Other features are crane lifting capacity and reach, clear deck area, electrical generating power and accommodation capacity. Liftboats were originally built and designed for the U.S. Gulf of Mexico. The standard design has been adapted to international markets, principally West Africa and Middle East, including larger accommodations and longer leg length including a preference for four legs compared with three. Additionally, the latest liftboats built internationally feature DP2.
Wind farm utility vessels are used primarily to move personnel and supplies to offshore wind farms. There are two main types of vessels; Windcats and Windspeeds. The Windcat series feature a catamaran hull with flush foredeck, providing a stable platform from which personnel can safely transfer to turbine towers, and are capable of speeds between 25 and 31 knots. The Windspeed series are rapid response vessels with a maximum speed of 38 knots, which are used for light work during the construction and operational periods of offshore wind farms. All of the Company’s wind farm utility vessels have been built since 2005.
The decrease in the price of oil that began in 2014 and continued throughout 2015 and 2016 has resulted in lower demand for Offshore Marines’ services globally, which in turn has resulted in a decrease in vessel utilization and day rates and a corresponding increase in the number of cold-stacked vessels. For the years ended December 31, 2016, 2015 and 2014, our fleet utilization was 54%, 69% and 81%, respectively. As of December 31, 2016, 49 of our 133 owned and leased-in vessels were cold-stacked.
As of December 31, 2016, in addition to its existing fleet, Offshore Marine Services had new construction projects in progress for 13 offshore support vessels including:

•	nine U.S.-flag, DP-2 fast support vessels scheduled for delivery between the first quarter of 2017 and the second quarter of 2020;

•	three U.S.-flag, DP-2 supply vessels for delivery between the first quarter of 2018 and first quarter of 2019 (one of which may be purchased by a third party at their option); and

•	one foreign-flag wind farm utility vessels scheduled for delivery during 2017.

This new equipment will meet EPA Tier III environmental regulations. Vessels whose keel is laid after January 1, 2016 will have to meet EPA Tier IV environmental regulations, which the Company believes will add expense to the new construction of offshore support vessels, and may possibly be beyond current design capabilities.
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

	2016	2015	2014
United States, primarily U.S. Gulf of Mexico:
Anchor handling towing supply	10	9	8
Fast support	19	8	10
Supply	4	9	9
Specialty	1	—	1
Liftboats	15	15	15
	49	41	43
Africa, primarily West Africa:
Anchor handling towing supply	5	5	5
Fast support	10	11	11
Supply	4	5	8
Specialty	1	1	1
	20	22	25
Middle East and Asia:
Anchor handling towing supply	10	2	2
Fast support	14	14	13
Supply	7	8	7
Specialty	4	4	3
Wind farm utility	2	1	1
	37	29	26
Brazil, Mexico, Central and South America:
Anchor handling towing supply	—	2	3
Fast support	5	5	5
Supply	13	12	11
	18	19	19
Europe, primarily North Sea:
Standby safety	21	25	25
Wind farm utility	38	37	35
	59	62	60
Total Foreign Fleet	134	132	130
Total Fleet	183	173	173
United States, primarily U.S. Gulf of Mexico. As of December 31, 2016, 49 vessels were located in the U.S. Gulf of Mexico, including 38 owned, six leased-in, three joint ventured and two pooled. Offshore Marine Services’ vessels in this market support deepwater anchor handling, fast cargo transport, general cargo transport, well intervention, work-over, decommissioning and diving operations.
Africa, primarily West Africa. As of December 31, 2016, 20 vessels were located in West Africa, including ten owned, two leased-in, six joint ventured, one pooled and one managed. Offshore Marine Services’ vessels operating in this area generally support projects for major oil companies, primarily in Angola. Other vessels in this region operate from ports in the Republic of the Congo and Gabon.
Middle East and Asia. As of December 31, 2016, 37 vessels were located in the Middle East and Asia, including 19 owned, six joint ventured and twelve managed. Offshore Marine Services’ vessels operating in this area generally support exploration, personnel transport and seasonal construction activities in Azerbaijan, Egypt, Vietnam, Indonesia, Russia and countries along the Arabian Gulf and Arabian Sea, such as Saudi Arabia, the United Arab Emirates and Qatar.

Brazil, Mexico, Central and South America. As of December 31, 2016, 16 vessels were located in Mexico, including one owned and 15 joint ventured through the Company’s 49% noncontrolling interest in Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”). These vessels, consisting of a fleet of FSVs, supply and anchor handling towing supply vessels, provide support for exploration and production activities in Mexico. In addition, two owned vessels were located in Brazil. From time to time, Offshore Marine Services’ vessels have worked in Trinidad and Tobago, Guyana, Colombia and Venezuela.
Europe, primarily North Sea. As of December 31, 2016, 21 vessels were located in Europe providing standby safety and supply services, including 20 owned and one joint ventured. Demand for standby services developed in 1991 after the United Kingdom passed legislation requiring offshore operators to maintain higher specification standby safety vessels. The legislation requires a vessel to “stand by” to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation. In addition, through a 75% controlling interest in the wind farm utility fleet, 38 vessels were located in this region, including 35 owned and three joint ventured, supporting the construction and maintenance of offshore wind turbines. In the past the Offshore Marine Services has operated supply and AHTS vessels in this region.
Seasonality
The demand for Offshore Marine Services’ fleet can fluctuate with weather conditions since maintenance, constructions and decommissioning activities are planned during times of the year with more favorable weather conditions. Seasonality is most pronounced for the liftboat fleet in the U.S. Gulf of Mexico and offshore support vessels in the Middle East, with peak demand normally occurring during the summer months. As a consequence of this seasonality, the Company typically schedules drydockings or other repair and maintenance activity during the winter months.
Customers and Contractual Arrangements
Offshore Marine Services’ principal customers are major integrated national and international oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Consolidation of oil and gas companies through mergers and acquisitions over the past several years has reduced Offshore Marine Services’ customer base. This has negatively affected exploration, field development and production activity as consolidated companies generally focus, at least initially, on increasing efficiency and reducing costs and delay or abandon exploration activity with less promise. In 2016, no single customer of Offshore Marine Services accounted for 10% or more of consolidated operating revenues. The ten largest customers of Offshore Marine Services accounted for approximately 58% of its operating revenues in 2016. The loss of one or more of these customers could have a material adverse effect on Offshore Marine Services’ results of operations.
Offshore Marine Services earns revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. Therefore, vessel revenues are recognized on a daily basis throughout the contract period. Under a time charter, Offshore Marine Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Offshore Marine Services provides a vessel to a customer and the customer assumes responsibility for all operating expenses and all risk of operation. In the U.S. Gulf of Mexico, time charter durations and rates are typically established in the context of master service agreements that govern the terms and conditions of the charter.
Contract or charter durations may range from several days to several years. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea, multi-year charters have been more common and constitute a significant portion of that market. Term charters in Asia have historically been less common and generally contracts or charters have terms of less than two years. In Offshore Marine Services other operating areas, charters vary in length from short-term to multi-year periods, many with cancellation clauses and no early termination penalty. As a result of options and frequent renewals, the stated duration of charters may have little correlation with the length of time the vessel is actually contracted to provide services to a particular customer.
Over the past couple of years, Offshore Marine Services industry has experienced significant pressure on rates per day worked and utilization following the significant decrease in oil prices that began at the end of 2014. This has adversely affected the results of Offshore Marine Services.
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

Risks of Foreign Operations
For the years ended December 31, 2016, 2015 and 2014, 85%, 68% and 57%, respectively, of Offshore Marine Services’ operating revenues and $(4.2) million, $8.6 million and $9.9 million, respectively, of Offshore Marine Services’ equity in earnings (losses) from 50% or less owned companies, net of tax, were derived from its foreign operations.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Offshore Marine Services’ financial position and its results of operations. See the risk factor entitled “Risks from the Company’s international operations” in “Item 1A. Risk Factors.”
Inland River Services
Business
Inland River Services operates domestic river transportation equipment used for moving agricultural and industrial commodities and containers on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Internationally, Inland River Services has liquid tank barge operations on the Magdalena River in Colombia primarily transporting petroleum products and dry-cargo barge operations on the Parana-Paraguay River Waterways in Brazil, Bolivia, Paraguay, Argentina and Uruguay primarily transporting agricultural and industrial commodities. In addition to its primary barge and towboat businesses, Inland River Services also operates and invests in high-speed multi-modal terminal facilities for both dry and liquid commodities; barge fleeting locations in various areas of the U.S. Inland River Waterways; a broad range of service facilities including machine shop and the repair and drydocking of barges and towboats at strategic locations on the U.S. Inland River Waterways; and a transshipment terminal at the Port of Ibicuy, Argentina. Inland River Services contributed 20%, 22% and 19% of consolidated operating revenues in 2016, 2015 and 2014, respectively.
For a discussion of risk and economic factors that may impact Inland River Services’ financial position and its results of operations, see “Item 1A. Risk Factors” and “Inland River Services” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Owned	Joint Ventured	Leased-in	Pooled	Total	Owned Fleet Average Age
2016
Dry-cargo barges	691	258	—	494	1,443	9
Liquid tank barges:
10,000 barrel	18	—	—	—	18	14
Specialty barges	11	—	—	—	11	37
Towboats(1):
4,000 hp - 6,600 hp	2	11	4	—	17	37
3,300 hp - 3,900 hp	1	—	—	—	1	1
Less than 3,200 hp	2	2	—	—	4	54
Harbor boats(1):
1,100 hp - 2,000 hp	9	—	6	—	15	36
Less than 1,100 hp	9	—	—	—	9	40
	743	271	10	494	1,518
2015
Dry-cargo barges	645	258	—	527	1,430	9
Liquid tank barges:
10,000 barrel	18	—	—	—	18	13
30,000 barrel	19	—	8	—	27	10
Specialty barges	11	—	—	—	11	36
Towboats(1):
4,000 hp - 6,600 hp	2	11	4	—	17	36
Less than 3,200 hp	15	2	—	—	17	26
Harbor boats(1):
1,100 hp - 2,000 hp	7	—	6	—	13	36
Less than 1,100 hp	6	—	—	—	6	37
	723	271	18	527	1,539
2014
Dry-cargo barges	647	258	2	548	1,455	8
Liquid tank barges:
10,000 barrel	43	—	—	1	44	12
30,000 barrel	19	—	8	—	27	9
Specialty barges	7	—	—	—	7	42
Deck-barges	20	—	—	—	20	7
Towboats(1):
4,000 hp - 6,600 hp	—	17	—	—	17	—
Less than 3,200 hp	12	2	—	—	14	32
Harbor boats(1):
1,100 hp - 2,000 hp	7	—	6	—	13	35
Less than 1,100 hp	6	—	—	—	6	36
	761	277	16	549	1,603
______________________

(1)	Towboats and harbor boats have been upgraded and maintained to meet or exceed current industry standards.

Inland barges are unmanned and are moved by towboats. The combination of a towboat and barges is commonly referred to as a “tow.”
The Inland River Services’ dry-cargo fleet consists of hopper barges, which (i) are covered for the transport of products such as grain and grain by-products, fertilizer and steel products, or (ii) “open tops” primarily used for the transport of commodities that are not sensitive to water such as coal, aggregate and scrap. Each dry-cargo barge in the Inland River Services’ fleet is capable of transporting approximately 1,500 to 2,000 tons (1,350 to 1,800 metric tons) of cargo. The carrying capacity of a barge at any particular time is determined by water depth in the river channels and hull depth of the barge. Adverse river conditions, such as high water resulting from excessive rainfall or low water caused by drought, can also impact operations by limiting the speed at which tows travel, the number of barges included in tows and the quantity of cargo that is loaded in the barges.
A typical dry-cargo voyage begins by shifting a clean, empty barge from a fleeting location to a loading facility. The barge is then moved from the loading location and assembled into a tow before proceeding to its discharge destination. After unloading, it is shifted to a fleeting area for cleaning and service, if needed, before being placed again at a load facility.
Inland River Services’ fleet of 10,000 barrel liquid tank barges transports petroleum products on voyage affreightment contracts on the Magdalena River in Colombia.
As of December 31, 2016, in addition to its existing fleet, Inland River Services had new construction projects in progress for three inland river towboats and one 30,000 barrel liquid tank barge for operation on the U.S Inland River Waterways and the Magdalena River, with deliveries in 2017.
Markets
Inland River Services operates equipment in three principal geographic regions. The table below sets forth equipment type by geographic market as of December 31 for the indicated years. Inland River Services sometimes participates in joint venture arrangements in certain geographical locations in order to enhance marketing capabilities and facilitate operations in foreign markets allowing for the expansion of its operations while diversifying risks and reducing capital outlays associated with such expansion.

	2016	2015	2014
U.S. Inland River Waterways
Dry-cargo barges	1,185	1,172	1,195
Liquid tank barges:
10,000 barrel	—	—	36
30,000 barrel	—	27	27
Specialty barges	11	11	7
Deck barges	—	—	20
Towboats:
4,000 hp – 6,250 hp	6	6	6
Less than 3,200 hp	—	13	10
Harbor boats:
1,100 hp - 2,000 hp	15	13	13
Less than 1,100 hp	9	6	6
	1,226	1,248	1,320
Magdalena River
Dry-cargo barges	—	—	2
Liquid tank barges:
10,000 barrel	18	18	8
Towboats:
3,000 hp - 3,900 hp	1	—	—
Less than 3,200 hp	2	2	2
	21	20	12
Parana-Paraguay River Waterway
Dry-cargo barges	258	258	258
Towboats:
4,000 hp – 6,250 hp	11	11	11
Less than 3,200 hp	2	2	2
	271	271	271
	1,518	1,539	1,603

U.S. Inland River Waterways. Inland River Services transports various commodities on the U.S. Inland River Waterways in dry-cargo barges, primarily grain and grain by-products, fertilizer, steel products and other dry bulk commodities. Typically, grain cargoes move southbound and non-grain cargoes move northbound in dry-cargo barges. Generally, Inland River Services attempts to coordinate the logistical match-up of northbound and southbound movements of cargo to minimize repositioning costs. In addition to its primary barge and towboat businesses, Inland River Services also operates and invests in high-speed multi-modal terminal facilities for both dry and liquid commodities, barge fleeting locations in various areas of the Inland Waterway System; and a broad range of service facilities including machine shop and the repair and drydocking of barges and towboats at strategic locations on the U.S. Inland River Waterways.
Magdalena River. Inland River Services transports primarily petroleum products outbound from central Colombia to the Caribbean Sea.
Parana-Paraguay Waterway. Inland River Services, through its 50% noncontrolling interest in SCFCo Holdings LLC (“SCFCo”), transports various commodities on the Parana-Paraguay Waterway in dry-cargo barges, primarily grains, iron ore, and other dry bulk commodities. In addition to its primary barge and towboat business, SCFCo has an investment in a transshipment terminal at the Port of Ibicuy, Argentina.
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
Customers and Contractual Arrangements
The principal customers for Inland River Services are major agricultural companies, iron ore producers and industrial companies. In 2016, no single customer of Inland River Services accounted for 10% or more of consolidated operating revenues. The ten largest customers of Inland River Services accounted for approximately 58% of its operating revenues in 2016. The loss of one or more of its customers could have a material adverse effect on Inland River Services’ results of operations.
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
Inland River Services’ 10,000 barrel inland river liquid tank barges and specialty barges are operated under term contracts ranging from one to five years, marketed in the spot market, or operate under voyage affreightment contracts.
Inland River Services’ tank farm, dry bulk and container handling facilities and its noncontrolling interest in a transshipment terminal at the Port of Ibicuy, Argentina are marketed on a tariff system driven by throughput volume.
Inland River Services' fleeting operations charge a day rate for fleeting barges. The Company utilizes its harbor boats to assist line-haul towboats to pick up or drop barges for an agreed upon hourly charge. The harbor boats also perform shifting services for barges, which include moving to and from the dock for loading and unloading for a per shift fee. The Company also has facilities for cleaning barges and for performing minor repairs to barges and towboats.
Inland River Services’ machine shop and repairs of towboats and barges are charged either on an hourly basis or on a fixed fee basis depending on the scope and nature of work.

Competitive Conditions
Inland River Services’ main competitors are other barge lines. Railroads also compete for traffic that might otherwise move on the U.S. Inland River Waterways. The Company believes that 70% of the domestic dry-cargo fleet is controlled by five companies.
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
Risks of Foreign Operations
For the years ended December 31, 2016, 2015 and 2014, Inland River Services’ operating revenues derived from its foreign operations were not material. For the years ended December 31, 2016, 2015 and 2014, $(17.1) million, $(32.5) million and $3.7 million, respectively, of Inland River Services’ equity in earnings (losses) from 50% or less owned companies, net of tax, were derived from its foreign operations.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Inland River Services’ financial position and its results of operations. See the risk factor entitled “Risks from the Company’s international operations” in “Item 1A. Risk Factors.”
Shipping Services
Business
Shipping Services operates a diversified fleet of U.S.-flag marine transportation related assets, including its 51% controlling interest in certain subsidiaries (collectively “SEA-Vista”) that operate product tankers servicing the U.S. coastwise trade of crude oil, petroleum and chemical products, and including its harbor tugs servicing vessels docking in U.S. Gulf and East Coast ports. Additional services include liner and short-sea transportation to and from ports in Florida, Puerto Rico, the Bahamas and the Western Caribbean, a terminal support and bunkering operation in St. Eustatius, a U.S.-flag articulated tug and dry bulk barge operating on the Great Lakes, a U.S.-flag offshore tug and technical ship management services for third party vessel owners. Shipping Services contributed 28%, 21% and 16% of consolidated operating revenues in 2016, 2015 and 2014, respectively.
For a discussion of risk and economic factors that may impact Shipping Services’ financial position and its results of operations, see “Item 1A. Risk Factors” and “Shipping Services” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Equipment, Services and Markets
The following tables identify the types of equipment that comprise Shipping Services' fleet as of December 31 for the indicated years. “Owned” are majority owned and controlled by Shipping Services, including SEA-Vista. “Joint Ventured” are owned by entities in which Shipping Services does not have a controlling interest. “Leased-in” may either be equipment contracted from leasing companies to which the Company may have sold such equipment or equipment chartered-in from third parties.

	Owned	Joint Ventured	Leased-in	Total
2016
Petroleum Transportation:
Product tankers - U.S.-flag	6	—	3	9
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	14	—	9	23
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry bulk articulated tug-barge - U.S.-flag	—	1	—	1
	37	8	12	57
2015
Petroleum Transportation:
Product tankers - U.S.-flag	4	—	3	7
Crude oil tanker - U.S.-flag	—	1	—	1
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tugs - U.S.-flag	—	1	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry bulk articulated tug-barge - U.S.-flag	—	1	—	1
	35	10	12	57
2014
Petroleum Transportation:
Product tankers - U.S.-flag	4	—	3	7
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tugs - U.S.-flag	—	1	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry bulk articulated tug-barge - U.S.-flag	—	1	—	1
	35	9	12	56
______________________

(1)	Roll On/Roll Off.

Petroleum Transportation. In the U.S. coastwise trade, Shipping Services’ oceangoing vessels transport crude oil, petroleum and chemical products primarily from production areas, refineries and storage facilities along the coast of the U.S. Gulf of Mexico to refineries, utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico and additionally along the U.S. Atlantic and Pacific coasts. Through its 51% controlling interest in SEA-Vista, Shipping Services operates a fleet of owned and leased-in U.S.-flag product tankers servicing this trade, which as of December 31, 2016 included the following vessels:

Name of Vessel	Year of Build	Capacity in barrels	Tonnage in “dwt”(1)
Seabulk Trader(2)	1981	294,000	48,700
Seabulk Challenge	1981	294,000	48,700
Seabulk Arctic	1998	340,000	46,000
Mississippi Voyager(3)	1998	340,000	46,000
Florida Voyager(3)	1998	340,000	46,000
California Voyager(2)(3)	1999	341,000	45,000
Oregon Voyager(2)(3)	1999	341,000	45,000
Independence	2016	330,000	49,000
Constitution	2016	330,000	49,000
______________________

(1)	Deadweight tons or “dwt.”

(2)	Leased-in vessel.

(3)	Operating under long-term bareboat charter with a customer.
As of December 31, 2016, in addition to its existing fleet, SEA-Vista had one U.S.-flag product tanker and one U.S.-flag chemical and petroleum articulated tug-barge under construction scheduled for delivery in 2017.
Harbor Towing and Bunkering. In the domestic harbor towing trade, harbor tugs operate alongside oceangoing vessels to assist their docking and undocking procedures. Bunkering activities typically include one towboat and one ocean liquid tank barge mooring alongside a docked or anchored vessel and transferring fuel oil. Offshore towing activities typically involve one U.S.-flag offshore tug engaged in long haul towing of large ocean barges, dead ships and other large floating equipment requiring auxiliary power. As of December 31, 2016, Shipping Services’ U.S.-flag harbor tugs were operating in various ports including three in Port Everglades, Florida, one in Port Miami, Florida, four in the Port of Tampa, Florida, two in Port Canaveral, Florida, six in Port Arthur, Texas, three in Mobile, Alabama and three in Lake Charles, Louisiana. In addition, four foreign-flag harbor tugs and five U.S.-flag ocean liquid tank barges were operating in St. Eustatius and one U.S.-flag offshore tug was undergoing a drydocking prior to the commencement of a time charter with Trailer Bridge, Inc. (“Trailer Bridge”).
Liner and Short-Sea Transportation. In the liner and short-sea transportation trade, RORO barges, deck barges and RORO vessels provide cargo transportation services to and from ports in Florida, Puerto Rico, the Bahamas and the Western Caribbean for the shipment of containers, vehicles and project cargoes. Equipment operated in the Puerto Rico liner trade is through Shipping Services’ 55% noncontrolling interest in Trailer Bridge.
Other. Through its 50% noncontrolling interest in SeaJon LLC (“SeaJon”), Shipping Services invests in a dry bulk articulated tug-barge on a long-term bareboat charter in the Great Lakes.
Customers and Contractual Arrangements
The primary purchasers of petroleum transportation services are multinational oil companies, refining companies, oil trading companies and large industrial consumers of crude and petroleum. Services are generally contracted on the basis of short-term or long-term time charters, voyage charters and contracts of affreightment or other transportation agreements tailored to the shipper's requirements. The primary purchasers of harbor towing and bunkering services are vessel owners and charterers including multinational oil companies, trading houses and shipping companies and pools. Services are contracted using prevailing port tariff terms on a per-use basis. The primary purchasers of liner and short-sea transportation services are individuals and businesses retailing or consuming U.S. export goods in Puerto Rico, the Bahamas and Western Caribbean. Shipping Services also provides technical ship management services to ship owners. In 2016, no single customer of Shipping Services accounted for 10% or more of consolidated operating revenues. The ten largest customers of Shipping Services accounted for approximately 60% of its operating revenues in 2016. The loss of one or more of these customers could have a material adverse effect on Shipping Services’ results of operations.
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
Competitive Conditions
Each of the markets in which Shipping Services operates is highly competitive. The primary direct competitors for U.S.-flag petroleum transportation are other operators of U.S.-flag oceangoing tank vessels, operators of articulated tug-barge units, operators of refined product and crude pipelines and railroads. The primary direct competitors for harbor towing and bunkering are operators of U.S.-flagged harbor tugs and bunkering barges. The U.S. “Jones Act” shipping market is a trade that is not available to foreign-based competition. The most important competitive factors are pricing, vessel age, vessel type and vessel availability to fit customer requirements. The primary direct competition for cargo liner transportation are other operators of cargo vessels operating between ports in Florida, Puerto Rico, the Bahamas and the Western Caribbean.
Risks of Foreign Operations
For the years ended December 31, 2016, 2015 and 2014, 21%, 15% and 15%, respectively, of Shipping Services’ operating revenues were derived from its foreign operations. For the years ended December 31, 2016 none of Shipping Services’ equity in earnings (losses) from 50% or less owned companies, net of tax, were derived from its foreign operations. For the years ended December 31, 2015 and 2014, $(22.2) million and $6.0 million, respectively, of Shipping Services’ equity in earnings (losses) from 50% or less owned companies, net of tax, were derived from its foreign operations.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Shipping Services’ financial position and its results of operations. See the risk factor entitled “Risks from the Company’s international operations” in “Item 1A. Risk Factors.”
Illinois Corn Processing
Business
Illinois Corn Processing, LLC ("ICP") operates a single-site alcohol manufacturing, storage and distribution facility located in Pekin, Illinois and is a leading producer of alcohol used in the food, beverage, industrial and petrochemical end-markets. As co-products of its manufacturing process, ICP additionally produces Dried Distillers Grains with Solubles ("DDGS") primarily used for animal feed and produces non-food grade Corn Oil primarily used for feedstock in biodiesel production. The Company owns a 70% interest in ICP. ICP contributed 21%, 16% and 18% of consolidated operating revenues in 2016, 2015 and 2014, respectively.
For a discussion of risk and economic factors that may impact ICP’s financial position and its results of operations, see “Item 1A. Risk Factors” and “ Illinois Corn Processing” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Manufacturing Facility and Products
The Pekin dry mill alcohol facility has an optimum production capacity of 84.0 million gallons per year. Its flexible production platform and infrastructure enable ICP to produce, store and transport diverse grades of high quality alcohols, which typically sell at premiums to fuel-grade ethanol. The capability to produce these higher grade alcohol products provides a more diverse business model and differentiates ICP from other fuel-grade only ethanol facilities.
The facility’s unique production capabilities allow ICP to target concentrated value-added alcohol markets in addition to the much larger commodity fuel ethanol market. The facility can also operate in a wide variety of production scenarios in which product mix and run rates vary significantly. This flexibility enables ICP to adjust its operations to prevailing market conditions and customer demands and to maximize the value of its product portfolio.
ICP’s location in Pekin, Illinois is beneficial as it is adjacent to the Illinois River allowing for efficient access to raw materials and it provides access to markets not as efficiently serviced by rail or truck, although the facility can ship by both of these modes of transportation. ICP’s river terminal allows for cost-effective delivery of all grades of alcohol from liquid tank barges throughout the U.S. Inland River Waterways, as well as delivery to the U.S. Gulf of Mexico in order to facilitate export of ICP alcohol products. ICP typically delivers its DDGS product via barge as well, which facilitates exports to higher-value markets overseas.
In addition to barge transportation, the Pekin facility is serviced by a local short-line rail service giving ICP access to multiple Class 1 rail transportation destinations. Truck transportation provides ICP and its customers with access to major regional population centers, including Chicago and other Midwestern hubs. The Pekin facility is centrally located in the corn belt, and ICP sources the majority of its corn supply from within a 50 mile radius of the facility. If economics dictate, ICP can also source corn via barge delivery from other regions of the country.

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
Customers and Contractual Arrangements
The principal customers of ICP are alcohol trading companies, industrial manufacturers, major agricultural companies, major integrated oil companies, and manufacturers in the food, beverage and household products industries. In 2016, no customer was responsible for 10% or more of consolidated operating revenues. The ten largest customers of ICP accounted for approximately 92% of its operating revenues in 2016. The loss of one or more of its customers could have a material adverse effect on ICP’s results of operations.
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
Fuel Ethanol Market. The U.S. fuel ethanol industry represents a significant portion of the U.S. gasoline market as fuel ethanol is generally blended at a 10% rate into the U.S. gasoline supply. In the United States, fuel ethanol is principally used as an octane enhancer to help refiners meet federal and state air emission standards and to extend fuel supplies. The U.S. fuel ethanol industry produced 15.2 billion gallons of fuel ethanol in the twelve months ending September 2016 according to the U.S. Energy Information Administration. The Renewable Fuels Association, an industry trade association, reports that there are 213 ethanol refineries in the U.S. with nameplate capacity to produce 15.4 billion gallons of ethanol per year.
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
Witt O’Brien’s
Effective July 1, 2014, the Company acquired a controlling interest in Witt Group Holdings, LLC (“Witt O’Brien’s”) through the acquisition of its partner’s equity interest and has consolidated the financial position, results of operations and cash flows of Witt O’Brien’s as of that date. Witt O’Brien’s provides resilience solutions for key areas of critical infrastructure, including, but not limited to, government, energy, transportation, healthcare and education, in the United States and abroad. Witt O’Brien’s protects and enhances its customers’ enterprise value by strengthening their ability to prepare for, respond to and recover from natural and man-made disasters, including hurricanes, infectious disease, terrorism, cyber breaches, oil spills, shipping incidents and other disruptions. In 2016, no customer accounted for 10% or more of consolidated operating revenues. The ten largest customers of Witt O’Brien’s accounted for approximately 41% of its operating revenues in 2016. The loss of one or more of its customers could have a material adverse effect on Witt O’Brien’s results of operations. Witt O’Brien’s contributed 5%, 5% and 2% of consolidated operating revenues in 2016, 2015 and 2014.
Other
The Company has other activities that primarily include:
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
Government Regulation
Regulatory Matters
The Company’s operations are subject to significant United States federal, state and local regulations, as well as international conventions, as amended, and the laws of foreign jurisdictions where the Company operates its equipment or where the equipment is registered. The Company’s domestically registered vessels are subject to the jurisdiction of the United States Coast Guard (“USCG”), the National Transportation Safety Board (“NTSB”), the U.S. Customs and Border Protection (“CBP”), the U.S. Environmental Protection Agency (“EPA”) and state environmental protection agencies for those jurisdictions in which the Company operates, and the U.S. Maritime Administration, as well as to the rules of private industry organizations such as the American Bureau of Shipping. The Company’s operations in Offshore Marine Services may, from time to time, fall under the jurisdiction of the U.S. Bureau of Safety and Environmental Enforcement (“BSEE”) and its Safety and Environmental Management System regulations, and the Company is also required to certify that its maritime operations adhere to those regulations. These agencies and organizations establish safety requirements and standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards.
Offshore Marine Services, Inland River Services and Shipping Services are subject to U.S. cabotage laws that impose certain restrictions on the ownership and operation of vessels in the U.S. coastwise trade (i.e., trade between points in the United States), including the transportation of cargo. These laws are principally contained in 46 U.S.C. § 50501 and 46 U.S.C. Chapter 551 and related regulations and are commonly referred to collectively as the “Jones Act.” Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the United States, registered under the U.S.-flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. For purposes of the Jones Act, a corporation must satisfy the following requirements to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the United States or of a state, territory or possession thereof; (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen; (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens; and (iv) at least 75% of each class or series of stock in such corporation must be owned and controlled by U.S. citizens within the meaning of the Jones Act. Should the Company fail to comply with the U.S. citizenship requirements of the Jones Act, it would be prohibited from operating its vessels in the U.S. coastwise trade during the period of such non-compliance. In addition, the Company could be subject to fines and its vessels could be subject to seizure and forfeiture for violations of the Jones Act and the related U.S. vessel documentation laws.

To facilitate compliance with the Jones Act, SEACOR’s Restated Certificate of Incorporation and By-Laws: (i) limit the aggregate percentage ownership by non-U.S. citizens of any class of SEACOR’s capital stock (including Common Stock) to 22.5% of the outstanding shares of each such class to ensure that ownership by non-U.S. citizens will not exceed the maximum percentage permitted by applicable maritime law (presently 25%) but authorize SEACOR’s Board of Directors, under certain circumstances, to increase the foregoing percentage to 24%; (ii) require institution of a dual stock certification system to help determine such ownership; (iii) provide that any issuance or transfer of shares in excess of such permitted percentage shall be ineffective as against the Company and that neither the Company nor its transfer agent shall register such purported issuance or transfer of shares or be required to recognize the purported transferee or owner as a stockholder of the Company for any purpose whatsoever except to exercise the Company’s remedies; (iv) provide that any such excess shares shall not have any voting or dividend rights; (v) permit the Company to redeem any such excess shares; and (vi) permit the Board of Directors to make such reasonable determinations as may be necessary to ascertain such ownership and implement such limitations. In addition, SEACOR’s By-Laws provide that the number of non-U.S. citizen directors shall not exceed a minority of the number necessary to constitute a quorum for the transaction of business and restrict any non-U.S. citizen officer from acting in the absence or disability of the Chairman of the Board of Directors, the Chief Executive Officer or the President.
Offshore Marine Services, Inland River Services and Shipping Services operate vessels that are registered in the United States and others registered in a number of foreign jurisdictions. Vessels are subject to the laws of the applicable jurisdiction as to ownership, registration, manning, environmental protection and safety. In addition, the Company’s vessels are subject to the requirements of a number of international conventions, as amended, that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (“MARPOL”); (ii) the International Convention for the Safety of Life at Sea, 1974 and 1978 Protocols (“SOLAS”); and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”). Key amendments to SOLAS addressing plans and procedures for the recovery of persons from water, firefighter communications, and shipboard noise reduction went into effect on July 1, 2014. Major revisions to STCW and its associated code went into effect on January 1, 2012 with a five-year transition period until January 1, 2017. The Company believes that its vessels are in compliance with all applicable material requirements and have all licenses necessary to conduct the Company’s business. In addition, vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the United Kingdom pursuant to the United Kingdom Safety Act.
The Maritime Labour Convention, 2006 (the “MLC”) went into effect on August 20, 2013. The MLC establishes comprehensive minimum requirements for working conditions of seafarers including, among other things, conditions of employment, hours of work and rest, grievance and complaints procedures, accommodations, recreational facilities, food and catering, health protection, medical care, welfare, and social security protection. The MLC also provides a definition of seafarer that includes all persons engaged in work on a vessel in addition to the vessel’s crew. Under this MLC definition, the Company may be responsible for proving that customer and contractor personnel aboard its vessels have contracts of employment that comply with the MLC requirements. The Company could also be responsible for salaries and/or benefits of third parties that may board one of the Company’s vessels. The MLC requires certain vessels that engage in international trade to maintain a valid Maritime Labour Certificate issued by their flag administration. Although the United States is not a party to the MLC, U.S.-flag vessels operating internationally must comply with the MLC when visiting a port in a country that is a party to the MLC. The Company has developed and implemented a fleetwide action plan to comply with the MLC to the extent applicable to its vessels.
All of Shipping Services’ vessels, certain of Offshore Marine Services’ vessels and all of Inland River Services’ liquid tank barges are subject to the periodic inspection, survey, drydocking and maintenance requirements of the USCG and/or the American Bureau of Shipping and other marine classification societies. Moreover, to ensure compliance with applicable safety regulations, the USCG is authorized to inspect vessels at will.
In addition to the USCG, the EPA, the BSEE, and the U.S. Department of Transportation’s Office of Pipeline Safety and certain individual states regulate vessels, facilities and pipelines in accordance with the requirements of the Oil Pollution Act of 1990 (“OPA 90”) or under analogous state law. There is currently little uniformity among the regulations issued by these agencies.
Although the Company faces some risk when responding to third-party oil spills, a responder engaged in emergency and crisis activities has immunity from liability under federal law and all U.S. coastal state laws for any spills arising from its response efforts, except in the event of death or personal injury or as a result of its gross negligence or willful misconduct. It should be noted, however, that as a result of the Deepwater Horizon incident in 2010, some gaps have been identified in this responder immunity regime and actions are being taken by the response industry to seek modifications to the current responder immunity provisions enacted in OPA 90 to remedy these gaps. Moreover, a decision by a U.S. district court in 2016 has confirmed that responders are entitled not only to the statutory immunity under OPA 90, but also to immunity under other doctrines.

Environmental Compliance
As more fully described below, all of the Company’s businesses are, to some degree, subject to federal, state, local and international laws and regulations, as well as those of individual countries in which the Company operates, relating to environmental protection and occupational safety and health, including laws that govern the discharge of oil and pollutants into U.S. navigable and other waters or into waters covered by international conventions or such individual countries. Violations of these laws may result in civil and criminal penalties, fines, injunctions or other sanctions.
The Company believes that its operations are currently in compliance with all material environmental laws and regulations. It does not expect that it will be required to make capital expenditures in the near future that would be material to its financial position or operations to comply with environmental laws and regulations; however, because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ultimate cost of complying with these laws and regulations. The recent trend in environmental legislation and regulation is generally toward stricter standards, and it is the Company’s view that this trend is likely to continue.
OPA 90 establishes a regulatory and liability regime for the protection of the environment from oil spills. OPA 90 applies to owners and operators of facilities operating near navigable waters of the United States and owners, operators and bareboat charterers of vessels operating in U.S. waters, which include the navigable waters of the United States and the 200-mile Exclusive Economic Zone around the United States (“EEZ”). For purposes of its liability limits and financial responsibility and response planning requirements, OPA 90 differentiates between tank vessels (which include the Company’s chemical and petroleum product vessels and liquid tank barges) and “other vessels” (which include the Company’s tugs, offshore support vessels and dry-cargo barges).
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
Effective December 21, 2015, the OPA 90 regulations were amended to increase the liability limits for responsible parties for non-tank vessels to $1,100 per gross ton or $939,800, whichever is greater, and for tank vessels the maximum limits of liability are the greater of $3,500 per gross ton or $25,845,600. Under revised procedures, the USCG will conduct an evaluation every three years to determine whether liability limits should be increased further based on the Consumer Price Index. These liability limits do not apply (a) if an incident is caused by the responsible party’s violation of federal safety, construction or operating regulations or by the responsible party’s gross negligence or willful misconduct, (b) if the responsible party fails to report the incident or to provide reasonable cooperation and assistance in connection with oil removal activities as required by a responsible official or (c) if the responsible party fails to comply with an order issued under OPA 90.
OPA 90 requires vessel owners and operators to establish and maintain with the USCG evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. Under OPA 90, an owner or operator of a fleet of vessels may demonstrate evidence of financial responsibility in an amount sufficient to cover the vessels in the fleet having the greatest maximum liability under OPA 90. The Company has satisfied USCG regulations by providing evidence of financial responsibility demonstrated by commercial insurance and self-insurance. The regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which imposes liability for discharges of hazardous substances such as chemicals, similar to OPA 90, and provides compensation for cleanup, removal and natural resource damages. Liability per vessel under CERCLA is limited to the greater of $300 per gross ton or $5 million, unless the incident is caused by gross negligence, willful misconduct, or a violation of certain regulations, in which case liability is unlimited.
Under the Nontank Vessel Response Plan Final Rule, which became effective on October 30, 2013, owners and operators of nontank vessels are required by the USCG to prepare and submit Nontank Vessel Response Plans (“NTVRPs”). This rule implemented a 2004 statutory mandate expanding oil spill response planning standards that are applicable to tank vessels under OPA 90 amendments to the Clean Water Act (“CWA”), as described below, to self-propelled nontank vessels of 400 or more gross tons that carry oil of any kind as fuel for main propulsion and that operate on the navigable waterways of the United States. Under this rule, the Company is required to prepare vessel response plans and to contract with oil spill removal organizations to meet certain response planning requirements based on the capacity of a particular vessel. The Company has complied with these requirements. The Company expects its pollution liability insurance to cover any cost of spill removal subject to overall coverage limitations of $1.0 billion; however, a failure or refusal of the insurance carrier to provide coverage in the event of a catastrophic spill could result in material liability in excess of available insurance coverage, resulting in a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
OPA 90 allows states to impose their own liability regimes with respect to oil pollution incidents occurring within their boundaries and many states have enacted legislation providing for unlimited liability for oil spills. Some states have issued regulations addressing financial responsibility and vessel and facility response planning requirements. The Company does not anticipate that state legislation or regulations will have a material impact on its operations.
MARPOL is the main international convention covering prevention of pollution of the marine environment by vessels from operational or accidental discharges. It has been updated by amendments through the years and is implemented in the United States pursuant to the Act to Prevent Pollution from Ships. MARPOL has six specific annexes, including Annex I, which governs oil pollution.
Since the 1990s, the Department of Justice (“DOJ”) has been aggressively enforcing U.S. criminal laws against vessel owners, operators, managers, crewmembers, shoreside personnel, and corporate officers for actions related to violations of MARPOL Annex I. Prosecutions generally involve violations related to pollution prevention devices, such as the oily-water separator, and include falsifying the Oil Record Book, obstruction of justice, false statements and conspiracy. The DOJ has imposed significant criminal penalties in vessel pollution cases and the vast majority of such cases did not actually involve pollution in the United States, but rather efforts to conceal or cover up pollution that occurred elsewhere. In certain cases, responsible shipboard officers and shoreside officials have been sentenced to prison. In addition, the DOJ has required most defendants to implement a comprehensive environmental compliance plan (“ECP”) or risk losing the ability to trade in U.S. waters. If the Company is subjected to a DOJ criminal prosecution, it could face significant criminal penalties and defense costs as well as costs associated with the implementation of an ECP.
The CWA prohibits the discharge of “pollutants” into the navigable waters of the United States. The CWA also prohibits the discharge of oil or hazardous substances, into navigable waters of the United States and the EEZ around the United States and imposes civil and criminal penalties for unauthorized discharges. The CWA complements the remedies available under OPA 90 and CERCLA.
The CWA also established the National Pollutant Discharge Elimination System (“NPDES”) permitting program, which governs discharges of pollutants into navigable waters of the United States. Pursuant to the NPDES program, the EPA has issued Vessel General Permits covering discharges incidental to normal vessel operations. The current Vessel General Permit (the “2013 VGP”), which became effective on December 19, 2013, applies to U.S.-flag and foreign-flag commercial vessels that are at least 79 feet in length and operate within the three-mile territorial sea of the United States, and it therefore applies to certain of the Company’s vessels. The 2013 VGP requires vessel owners and operators to adhere to “best management practices” to manage the covered discharges that occur normally in the operation of a vessel, including ballast water, and implements various training, inspection, monitoring, recordkeeping, and reporting requirements, as well as corrective actions upon identification of each deficiency. The 2013 VGP has also implemented more stringent requirements than the prior Vessel General Permit, including numeric technology-based effluent limitations for ballast water discharges and a requirement that all vessels use an Environmentally Acceptable Lubricant (“EAL”) in all oil-to-sea interfaces unless not technically feasible. The Company has filed a Notice of Intent to be covered by the 2013 VGP for each of the Company's ships that operate in U.S. waters.
The EPA has indicated that a new Vessel General Permit will be issued by the end of 2018. While a specific timeline is not available, it is expected that the schedule will allow parties to implement compliance measures before the effective date of the new Vessel General Permit. The Company cannot predict what additional costs it may incur to comply with the new Vessel General Permit.
On February 11, 2011, the EPA and the USCG entered into a Memorandum of Understanding (“MOU”) outlining the steps the agencies will take to better coordinate efforts to implement and enforce the Vessel General Permit. Under the MOU, the USCG will identify and report to EPA potential Vessel General Permit deficiencies as a result of its normal boarding protocols for U.S.-flag and foreign-flag vessels. However, the EPA retains responsibility and enforcement authority to address Vessel General Permit violations. Failure to comply with the Vessel General Permit may result in civil or criminal penalties.
Section 401(d) of the CWA permits individual states to attach additional limitations and requirements to federal permits, including the 2013 VGP, that are necessary to assure that the permit will comply with any applicable CWA-based effluent limitations and other limitations, standards of performance, prohibitions, effluent standards, or pretreatment standards, and with any other appropriate requirements of that state. Pursuant to this authority, several states have specified significant, additional requirements that became a condition of the 2013 VGP. The 2013 VGP has resulted in more stringent requirements and may lead to increased enforcement by the EPA that could result in an increase in the Company’s operating costs.
Many countries have ratified and are thus subject to the liability scheme adopted by the International Maritime Organization (the “IMO”) and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the “1969

Convention”). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the “1992 Protocol”). Under both the 1969 Convention and the 1992 Protocol, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil from ships carrying oil in bulk as cargo, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances. As these conventions calculate liability in terms of Special Drawing Rights (“SDRs”) as used by the International Monetary Fund, which are based on a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates as of January 11, 2017. However, those rates fluctuate daily and the figures are accordingly subject to change.
Under the 1969 Convention, except where the owner is guilty of actual fault, its liability is limited to $187.97 per gross ton (a unit of measurement for the total enclosed spaces within a vessel) with a maximum liability of $19.8 million. Under the 1992 Protocol, the owner’s liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $6.4 million plus $891.83 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $126.9 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.
Vessels trading to countries that are parties to these conventions must provide evidence of insurance covering the liability of the owner. The Company believes that its Protection and Indemnity (“P&I”) insurance will cover any liability under these conventions.
The United States is not a party to the 1969 Convention or the 1992 Protocol, and thus OPA 90, CERCLA, CWA and other federal and state laws apply in the United States as discussed above. In other jurisdictions where the 1969 Convention has not been adopted, various legislative and regulatory schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention.
The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001, which became effective on November 21, 2008, was adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea, and in the EEZs, of the countries that are party to it. While the United States has not yet ratified this convention, U.S.-flag vessels operating internationally would be subject to it, if they sail within the territories of those countries that have implemented its provisions. The Company believes that its vessels comply with these requirements.
The National Invasive Species Act (“NISA”) was enacted in the United States in 1996 in response to growing reports of harmful organisms being released into United States waters through ballast water taken on by vessels in foreign ports. The USCG adopted a final rule under NISA, which became effective on June 21, 2012, that imposes mandatory ballast water management practices for all vessels equipped with ballast water tanks entering U.S. waters. In most cases vessels will be required to install and operate a ballast water management system (“BWMS”) that has been type-approved by the USCG, unless ballast water can be managed by another approved method, such as disposal ashore, use of water from a U.S. public water system, or retaining ballast water aboard. A vessel’s compliance date varies based upon its date of construction and ballast water capacity. All new vessels constructed on or after December 1, 2013, regardless of ballast water capacity, must comply with these requirements on delivery from the shipyard absent an extension from the USCG. Existing vessels with a ballast water capacity between 1,500 and 5,000 cubic meters must comply by their first scheduled drydocking after January 1, 2014 or obtain a USCG extension. Existing vessels with a ballast water capacity less than 1,500 cubic meters or greater than 5,000 cubic meters must comply by their first scheduled drydocking after January 1, 2016 or obtain a USCG extension. If a vessel intends to install a BWMS prior to the applicable compliance date and the USCG has not yet approved systems appropriate for the vessel’s class or type, the vessel may install an Alternate Management System (“AMS”) that has been approved by a foreign-flag administration pursuant to the IMO’s International Convention for the Control and Management of Ships Ballast Water and Sediments, which was adopted on February 13, 2004 (the “BWM Convention”), if the USCG determines that it is at least as effective as ballast water exchanges. If an AMS is installed prior to the applicable compliance date, it may only be used until five years after the compliance date, unless it has been subsequently type-approved by the USCG. On December 2, 2016, the USCG issued its first type-approval certificate for a BWMS. Approval of two additional BWMSs followed on December 23, 2016. Despite the fact that the USCG has type-approved three BWMSs and may type-approve others in the future, it will likely take an extended period of time for such systems to become commercially available to meet the Company’s needs, if any, and the overall needs of the industry. The Company’s ships operating in United States waters currently comply with these regulations by using water from U.S. public water systems, which is currently more cost effective than installing a BWMS
The USCG has indicated that existing extensions will remain valid until their stated expiration. It has further indicated that it will grant an extension to a vessel’s compliance date in cases where a vessel owner or operator can document that, despite all efforts, compliance with the requirements described above is not possible. Acceptable reasons identified by the USCG for not being able to comply include: (i) the type-approved BWMSs are not available for installation on that particular vessel or class of vessels until after the vessel’s compliance date; (ii) the vessel’s design limitations are incompatible with the type-approved BWMSs currently available; (iii) installation of the type-approved BWMSs currently available will raise safety concerns for the vessel;

and (iv) any other situation that may preclude a vessel from being fitted with a type-approved BWMS. If the USCG determines that a vessel owner or operator has not clearly documented that compliance is not possible, the USCG will not grant the vessel an extension and the vessel owner or operator will have to employ one of the approved ballast water management methods described above. For the foreseeable future, the Company plans to continue to comply by using water from a U.S. public water system.
The EPA and the USCG have taken different positions regarding BWMS extensions. While the USCG has been formally granting extensions to vessels that are unable to install the BWMS technology because it had not yet issued type approval for any systems and will continue to grant extensions based on the criteria described above, the EPA had declined to grant extensions to its ballast water requirements under the 2013 VGP. Therefore, even if a vessel obtains a USCG extension, it may not be in compliance with the 2013 VGP, absent installation of an AMS or compliance with one of the other management options such as using water from a U.S. public water system. Pursuant to a joint letter issued by the USCG and the EPA dated December 24, 2013 and a letter of non-enforcement issued by the EPA dated December 27, 2013, the EPA has clarified that non-compliance with the 2013 VGP standards will be considered a violation, but that it will take into account extensions granted by the USCG and other factors and in such cases will consider the violation a low enforcement priority. There is no indication that EPA will change its policy now that the USCG has issued three type-approvals for BWMSs. If the Company becomes unable to comply by using g alternative approved ballast water management methods for its vessels operating in U.S. waters and cannot install USCG type-approved BWMSs or obtain an extension of such vessels’ compliance dates, the Company could be subject to enforcement action by the USCG and the EPA, which could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
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
The Company’s vessels that operate internationally will also be subject to international ballast water management regulations, including those contained in the BWM Convention, which enters into force on September 8, 2017. Once the BWM Convention enters into force, some of the Company’s vessels that operate on international voyages will have to come into compliance by their first renewal survey of the International Oil Pollution Prevention (“IOPP”) Certificate issued under MARPOL after that date. Because the United States is not a party to the BWM Convention, those vessels may have to install an IMO approved BWMS or use one of the other management options under the BWM Convention to achieve compliance under the BWM Convention irrespective of any USCG extension the Company may receive for its vessels operating in United States waters. The Company currently plans to comply with the BWM Convention once it enters into force by using a chemical disinfection method on the Company’s vessels operating outside the United States that are subject to the BWM Convention.
The Clean Air Act (as amended, the “CAA”) requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. The CAA also requires states to submit State Implementation Plans (“SIPs”), which are designed to attain national health-based air quality standards throughout the United States, including major metropolitan and/or industrial areas. Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. The EPA and some states have each proposed more stringent regulations of air emissions from propulsion and auxiliary engines on oceangoing vessels. For example, the Air Resources Board of the State of California (“CARB”) has adopted a series of regulations to reduce air pollution that require oceangoing vessels visiting California ports to use marine distillate fuels with a sulfur content of no more than 0.10% once they sail within 24 nautical miles of the California coastline.
The CARB has also adopted regulations, which become effective on a phased-in basis, that require vessels to either shut down their auxiliary engines while in port in California and use electrical power supplied at the dock or implement alternative means to significantly reduce emissions from the vessel’s electric power generating equipment while it is in port. Generally, a vessel will run its auxiliary engines while in port in order to power lighting, ventilation, pumps, communication and other onboard equipment. The emissions from running auxiliary engines while in port may contribute to particulate matter in the ambient air. The purpose of the regulations is to reduce the emissions from a vessel while it is in port. The cost of reducing vessel emissions while in port may be substantial if the Company determines that it cannot use or the ports will not permit the Company to use electrical power supplied at the dock. Alternatively, the ports may pass the cost of supplying electrical power at the port to the Company, and the Company may incur additional costs in connection with modifying the Company’s vessels to use electrical power supplied at the dock.
Annex VI of MARPOL, which addresses air emissions, including emissions of sulfur and nitrous oxide (“NOx”), from vessels, came into force in the United States on January 8, 2009. Annex VI requires the use of low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. Vessels worldwide are currently required to use fuel with a sulfur content no greater than 3.5%, which,the IMO decided in October 2016 to reduce to 0.5% beginning in January 2020. As a result of this reduction, fuel costs for vessel operators could rise dramatically beginning in 2020, which could adversely affect the Company’s profitability or its results of operations. Annex VI also imposes NOx emissions standards on installed marine diesel engines of over 130 kW output power other than those used solely for emergency purposes irrespective of the tonnage of the vessel into which such an engine is installed. Different levels, or Tiers, of control apply based on the vessel’s construction date as determined under Annex VI (Tier I controls apply to vessels constructed on or after January 1, 2000, Tier II controls apply to certain vessels constructed on or after January 1, 2011, and Tier III controls apply to certain vessels constructed on or after January 1, 2016). Within any particular Tier, the actual NOx limit is determined from the engine’s rated speed on a sliding scale based on engine revolutions per minute. The Tier III controls apply only to the specified vessels while operating in an Emission Control Area (“ECA”), as discussed below, established to further limit NOx emissions. The Tier II controls apply to vessels operating in areas outside of ECAs.
More stringent sulfur and NOx requirements apply in designated ECAs. There are currently four ECAs worldwide: the Baltic Sea ECA, North Sea ECA, North American ECA, and U.S. Caribbean ECA. The North American ECA encompasses all waters, with certain limited exceptions, within 200 nautical miles of Hawaii and the U.S. and Canadian coasts. The U.S. Caribbean ECA includes waters adjacent to the Commonwealth of Puerto Rico and the U.S. Virgin Islands out to approximately 50 nautical miles from the coastline. As of January 1, 2015, vessels operating in an ECA must burn fuel with a sulfur content no greater than 0.1%. Further, marine diesel engines on vessels constructed on or after January 1, 2016 that are operated in an ECA must meet the stringent NOx standards described above.
Annex VI of MARPOL contains requirements with respect to the prevention of air pollution by vessels and the issuance of International Air Pollution Prevention (“IAPP”) certificates to reflect compliance with those requirements. In July 2011, the IMO’s Marine Environment Protection Committee adopted amendments to MARPOL Annex VI that went into effect in the United States on January 1, 2013. These amendments created a new Chapter 4 to Annex VI, which established Regulations on Energy Efficiency for Ships that generally apply to all new and existing vessels of 400 or more gross tons, subject to certain exceptions. These regulations mandate that all new vessels have an Energy Efficiency Design Index (“EEDI”) as well as a Ship Energy Efficiency Management Plan (“SEEMP”). The EEDI, which is required for certain types of vessels that are newly constructed or undergo a major conversion after January 1, 2013, is a measure of the efficiency of a particular vessel’s power plant and its hull form that will be expressed in grams of carbon dioxide (CO2) produced per the vessel’s capacity mile, which will be based on a formula using a factor of the distance traveled by the vessel multiplied by the cargo weight. It is expected that vessels that are currently excluded from these regulations will be included in the future when new formulas are developed. The EEDI requires a minimum energy efficiency level per capacity mile (tonnage mile) for different ship types, which is expected to be reduced incrementally every five years. As long as the required energy level is attained, ship designers and builders may use the most cost-effective measures of their choice to comply with these regulations. The SEEMP is an operational plan that establishes a mechanism to improve the energy efficiency of a vessel in a cost-effective manner. A SEEMP is required for all vessels in operation and must be developed taking into account guidelines adopted by the IMO in March 2012. The amendments to Annex VI also added requirements for the International Energy Efficiency (“IEE”) Certificate. For existing vessels, IEE Certificates are required to be issued no later than their first intermediate or renewal survey for their existing IAPP Certificate after January 1, 2013. Compliance with the SEEMP must also be demonstrated and verified at that time. The Company’s vessels are operated in compliance with the applicable requirements of Annex VI.
IMO regulations under MARPOL Annex I also require owners and operators of vessels to adopt Shipboard Oil Pollution Emergency Plans (“SOPEPs”). Periodic training and drills for response personnel and for vessels and their crews are required. To the extent that the Company’s vessels carry noxious liquid substances, the Company has adopted Shipboard Marine Pollution Emergency Plans (“SMPEPs”), which cover potential releases not only of oil but also of any noxious liquid substances. A SMPEP under Regulation 17 of Annex II of MARPOL requires all vessels of 150 or more gross tons transporting noxious liquid substances in bulk to carry on board an approved marine pollution emergency plan for noxious liquid substances.
The International Convention on the Control of Harmful Anti-Fouling Systems on Ships (the “AFS Convention”), which went into effect on September 17, 2008, prohibits the use of certain harmful substances, known as organotins, in anti-fouling paints used on vessels. The AFS Convention applies to U.S.-flag vessels effective November 21, 2012. The AFS Convention bans the application or use of tributyltin (an anti-fouling agent used on the hulls of vessels to prevent the growth of marine organisms), calls for its removal from existing anti-fouling systems and establishes a detailed and science-based mechanism to consider future restrictions of harmful substances in anti-fouling systems. The AFS Convention generally applies to vessels of 400 or more gross tons that are engaged in international voyages (excluding fixed or floating platforms, floating storage units (FSUs) and floating production, storage and offloading units (FPSOs)). Vessels subject to the AFS Convention must demonstrate their compliance through possession of an International Anti-Fouling System Certificate. In addition to the United States, approximately 74 countries representing approximately 94% of the world’s tonnage have ratified the AFS Convention.
The Company’s operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject in the United States to the requirements of the Resource Conservation and Recovery Act (“RCRA”) or comparable state, local or foreign requirements. From time to time, the Company arranges for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. With respect to the Company’s marine operations, the EPA has a longstanding policy that RCRA only applies after wastes are “purposely removed” from the vessel. As a general matter, with certain exceptions, vessel owners and operators are required to determine if their wastes are hazardous, obtain a generator identification number, comply with certain standards for the proper management of hazardous wastes, and use hazardous waste manifests for shipments to disposal facilities. The degree of RCRA regulation will depend on the amount of hazardous waste a generator generates in any given month. Moreover, vessel owners and operators may be subject to more stringent state hazardous waste requirements in those states where they land hazardous wastes. If such materials are improperly disposed of by third parties with which the Company contracts, the Company may still be held liable for cleanup costs under applicable laws.
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
Regulations under MARPOL Annex V, which became effective on January 1, 2013, provide for strict garbage management procedures and documentation requirements for all vessels and fixed and floating platforms. These regulations impose a general prohibition on the discharge of all garbage unless the discharge is expressly provided for under the regulations. The regulations allow the limited discharge of only the following: food waste, cargo residues and certain operational wastes not harmful to the marine environment, and carcasses of animals carried as cargo. The regulations have greatly reduced the amount of garbage that vessels are allowed to dispose of at sea and have increased the Company’s costs of disposing garbage remaining on board vessels at their port calls. The USCG published an interim rule on February 28, 2013 to implement these requirements in the United States effective April 1, 2013.
The Endangered Species Act, federal conservation regulations and comparable state laws protect species threatened with possible extinction. Protection of endangered and threatened species may include restrictions on the speed of vessels in certain ocean waters and may require the Company to change the routes of the Company’s vessels during particular periods. For example, in an effort to prevent the collision of vessels with the North Atlantic right whale, federal regulations restrict the speed of vessels to ten knots or less in certain areas along the Atlantic Coast of the United States during certain times of the year. The reduced speed and special routing along the Atlantic Coast may result in the use of additional fuel, which could affect the Company’s results of operations.
With regard to the regulation of emissions of certain gases, generally referred to as greenhouse gases, international conventions and federal, state and local laws and regulations have been considered or implemented to address the effects of such emissions on the environment. At the international level, the United Nations Framework Convention on Climate Change (the “Climate Change Convention”) went into effect on March 21, 1994 and provides an international framework for countries to negotiate specific international accords or protocols to establish binding limitations on greenhouse gas emissions. Pursuant to the Kyoto Protocol to the Climate Change Convention, which was adopted in Kyoto, Japan in December 1997 and went into effect on February 6, 2005 (the “Kyoto Protocol”), countries that are parties to the Climate Change Convention are required to implement national programs to reduce emissions of greenhouse gases. The detailed rules for the implementation of the Kyoto Protocol were adopted in Marrakesh, Morocco in 2001 and provided for an initial commitment period of 2008 to 2012, during which its parties were committed to achieving certain emission reduction targets.
At various United Nations climate change conferences, working groups have generally sought to establish emission reduction targets for developed countries, formulate a new climate change treaty and secure an extension of the Kyoto Protocol emissions limits to the extent that such a treaty is not yet achievable. On December 8, 2012, in Doha, Qatar, the Doha Amendment to the Kyoto Protocol (“Doha Amendment”) was adopted to add a second commitment period running from January 1, 2013 to December 31, 2020, during which the parties will be committed to certain reduction targets for greenhouse gas emissions. Once it is in force, the Doha Amendment will continue the Kyoto Protocol as a transitional measure and will establish a proposal for a more comprehensive international agreement for the post-2020 period. In the interim, the 2015 United Nations Climate Change Conference resulted in the Paris Agreement, which came into force on November 4, 2016 and seeks to reduce emissions in an effort to slow global warming, although it does not specifically mention shipping. The IMO has not proposed measures to implement the Paris Agreement with respect to shipping.
The IMO’s third study of greenhouse gas emissions from the global shipping fleet, which was concluded in 2014, predicted that, in the absence of appropriate policies, greenhouse emissions from ships could increase by 50% to 250% by 2050 depending on economic growth and energy developments in the future. The IMO has announced its intention to develop limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits. The first step toward this goal occurred in October 2016, when the IMO adopted a system for collecting data on ships’ fuel-oil consumption, which will be mandatory and apply globally.
The European Union (“EU”) had indicated its intention to propose an expansion of the existing EU emissions trading scheme to include emissions of greenhouse gases from vessels, particularly if no international maritime emissions reduction targets were agreed to through the IMO or the Climate Change Convention by the end of 2011. In 2011, the European Commission

established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the EU’s greenhouse gas reduction commitment. In June 2013, the European Commission proposed legislation and established a strategy for progressively integrating maritime emissions into the EU’s policy for reducing domestic greenhouse emissions. As of January 1, 2015, EU Member States have to ensure that ships in the Baltic, the North Sea and the English Channel are using fuels with a sulfur content of no more than 0.10%. In addition, the European Parliament and EU Council have adopted a series of regulations beginning with Regulation 2015/757, which became effective on July 1, 2015, that establish a system for monitoring, reporting and verifying emissions from vessels of 5,000 or more gross tons calling at EU ports, with the first reporting period beginning on January 1, 2018.
In the United States, pursuant to an April 2007 decision of the U.S. Supreme Court, the EPA was required to consider whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the CAA. In October 2007, the California Attorney General and a coalition of environmental groups petitioned the EPA to regulate greenhouse gas emissions from oceangoing vessels under the CAA. On January 1, 2009, the EPA began, for the first time, to require large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions. On December 1, 2009, the EPA issued an “endangerment finding” regarding greenhouse gases under the CAA. While this finding in itself does not impose any requirements on industry or other entities, the EPA is in the process of promulgating regulations of greenhouse gas emissions. To date, the regulations proposed and enacted by the EPA regarding carbon dioxide have not involved oceangoing vessels. Under MARPOL Annex VI, vessels operating in designated ECAs are required to meet fuel sulfur limits and NOx emission limits, including the use of engines that meet the EPA standards for NOx emissions as discussed above.
Any future adoption of climate control treaties, legislation or other regulatory measures by the United Nations, IMO, EU, United States or other countries where the Company operates that restrict emissions of greenhouse gases could result in financial and operational impacts on the Company’s business (including potential capital expenditures to reduce such emissions) that the Company cannot predict with certainty at this time. In addition, there may be significant physical effects of climate change from such emissions that have the potential to negatively impact the Company’s personnel and physical assets and reduce the demand for the services offered by the Company.
The Company manages exposure to losses from the above-described laws through its efforts to use only well-maintained, well-managed and well-equipped facilities and vessels and its development of safety and environmental programs, including a safety management system and its insurance program. The Company believes it will be able to accommodate reasonably foreseeable environmental regulatory changes subject to the comments above. There can be no assurance, however, that any future regulations or requirements or that any discharge or emission of pollutants by the Company will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Security
Heightened awareness of security needs brought about by the events of September 11, 2001 has caused the USCG, the IMO, states and local ports to adopt heightened security procedures relating to ports and vessels.
Specifically, on November 25, 2002, the Maritime Transportation Security Act of 2002 (“MTSA”) was signed into law. To implement certain portions of MTSA, in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, the IMO adopted amendments to SOLAS, known as the International Ship and Port Facility Security Code (the “ISPS Code”), creating a new chapter dealing specifically with maritime security. The chapter came into effect in July 2004 and imposes various detailed security obligations on vessels and port authorities. Among the various requirements under MTSA and/or the ISPS Code are:

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

The Company believes it has implemented the various security measures required by MTSA, SOLAS and the ISPS Code in light of these requirements. Specifically, the Company has implemented security plans and procedures for each of its U.S.-flag vessels, its terminal operation in Sauget, Illinois, its alcohol manufacturing facility in Pekin, Illinois and its Port Dania facility in Dania Beach, Florida, pursuant to rules implementing MTSA that have been issued by the USCG. The Company’s U.S.-flag vessels subject to the requirements of the ISPS Code and its foreign-flag vessels are currently in compliance with ISPS Code requirements.
The International Safety Management Code (“ISM Code”), adopted by the IMO as an amendment to SOLAS, provides international standards for the safe management and operation of ships and for the prevention of marine pollution from ships. The United States enforces the ISM Code for all U.S.-flag vessels and those foreign-flag vessels that call at U.S. ports. All of the Company’s vessels that are 500 or more gross tons are required to be certified under the standards set forth in the ISM Code’s safety and pollution protocols. The Company also voluntarily complies with these protocols for some vessels that are under the mandatory 500 gross ton threshold. Under the ISM Code, vessel operators are required to develop an extensive safety management system (“SMS”) that includes, among other things, the adoption of a written system of safety and environmental protection policies setting forth instructions and procedures for operating their vessels subject to the ISM Code, and describing procedures for responding to emergencies. The Company has developed such a safety management system. These SMS policies apply to both the vessel and shore-side personnel and are vessel specific. The ISM Code also requires a Document of Compliance (“DOC”) to be obtained for the vessel manager and a Safety Management Certificate (“SMC”) to be obtained for each vessel subject to the ISM Code that it operates or manages. Vessels and companies subject to the ISM Code are inspected regularly to ensure that the SMS is in place and effective. Upon successful inspection and verification of an effective SMS, a vessel is issued an SMC. No vessel can obtain such an SMC unless its operator or manager has been issued a DOC by or on behalf of the administration of that vessel’s flag state. The Company has obtained DOCs for its shore-side offices that have responsibility for vessel management and SMCs for each of the vessels that such offices operate or manage. These DOCs and SMCs must be verified or renewed periodically (annually or less frequently, depending on the type of document) in accordance with the ISM Code.
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
Employees
As of December 31, 2016, the Company employed 3,716 individuals directly and indirectly through crewing or manning agreements. Substantially all indirect employees support Offshore Marine Services’ vessel operations.
As of December 31, 2016, Offshore Marine Services employed 672 seafarers in the North Sea, some of whom were members of a union under the terms of an ongoing agreement. In the United States, a total of 522 employees in Inland River Services and Shipping Services were unionized under collective bargaining agreements that expire at varying times through August 31, 2019.
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

Difficult economic conditions could materially adversely affect the Company. The success of the Company’s business is both directly and indirectly dependent upon conditions in the global financial markets and economic conditions throughout the world that are outside its control and difficult to predict. Factors such as commodity prices, interest rates, availability of credit, inflation rates, changes in laws (including laws relating to taxation), trade barriers, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) can have a material negative impact on the Company’s business and investments, which could reduce its revenues and profitability. Uncertainty about global economic conditions may lead or require businesses to postpone capital spending in response to tighter credit and reductions in income or asset values and to cancel or renegotiate existing contracts because their access to capital is impeded. This would in turn affect the Company’s profitability or results of operations. These factors may also adversely affect the Company’s liquidity and financial condition and the liquidity and financial condition of the Company’s customers. Volatility in the conditions of the global economic markets can also affect the Company’s ability to raise capital at attractive prices. The Company’s ongoing exposure to credit risks on its accounts receivable balances are heightened during periods when economic conditions worsen. The Company has procedures that are designed to monitor and limit exposure to credit risk on its receivables; however, there can be no assurance that such procedures will effectively limit its credit risk and avoid losses that could have a material adverse effect on the Company’s financial position, results of operations and cash flows. Unstable economic conditions may also increase the volatility of the Company’s stock price.
There are risks associated with the Company’s debt structure. As of December 31, 2016, the Company had $1,032.4 million of consolidated indebtedness. The Company’s ability to meet its debt service obligations and refinance its indebtedness is dependent upon its ability to generate cash in the future from operations, financings or asset sales, which are subject to general economic conditions, industry cycles, seasonality and financial, business and other factors, many of which are beyond its control. The Company’s debt levels and the terms of its indebtedness may limit its liquidity and flexibility in obtaining additional financing and pursuing other business opportunities due to difficulties accessing the credit and capital markets. If the Company is unable to repay or refinance its debt as it becomes due, it may be forced to sell assets or take other disadvantageous actions, including undertaking alternative financing plans, which may have onerous terms or may be unavailable, reducing financing in the future for working capital, capital expenditures and general corporate purposes or dedicating an unsustainable level of its cash flow from operations to the payment of principal and interest on its indebtedness. Furthermore, the Company’s overall debt level and/or market conditions could lead the credit rating agencies to lower the Company’s corporate credit ratings, which could limit its ability to issue additional debt in amounts and/or on terms that it considers reasonable.
We are exposed to fluctuating prices of oil and decreased demand for oil. The market for the Company’s offshore support and shipping services is impacted by the comparative price for exploring, developing, and producing oil, by the supply and cost of natural gas and by the corresponding supply and demand for oil, both globally and regionally. Among other factors, the increased supply of oil and natural gas from the development of new oil and natural gas supply sources and technologies to improve recovery from current sources particularly shale, have reduced the price of oil. The advent of electric cars, development of alternative sources of energy to hydrocarbons, such as solar and wind power, could also diminish the demand for oil and natural gas. Such diminution of demand could place continued or additional pressure on the price of oil and therefore demand for the Company’s Offshore Marine Services, as developing offshore oil fields, particularly in deep waters, is one of the most expensive sources of hydrocarbons. Other factors that influence the supply and demand of and the relative price of oil include operational issues, natural disasters, weather, political instability, conflicts, foreign exchange rates, economic conditions and actions by major oil-producing countries. The price of oil and the relative cost to extract, proximity to market and political imperatives of countries with offshore deposits affect the willingness to commit investment for contract drilling rigs and offshore support vessels used for offshore exploration, field development and production activities, which in turn affects the Company’s results of operations. Prolonged periods of low oil and gas prices or rising costs result in projects being delayed or canceled and can give rise to impairments of the Company’s Offshore Marine and Shipping Services assets.
Beginning in the second half of 2014 and through the beginning of 2016, the price of oil dropped significantly, from a high of $107 per barrel during 2014 to a twelve-year low of less than $27 per barrel in February 2016 (on the New York Mercantile Exchange). While prices have recovered recently, they still remain depressed. As of December 31, 2016, the price per barrel was approximately $54. When the Company’s customers experience low commodity prices or come to believe that they will be low in the future, they generally reduce their capital spending for offshore drilling, exploration and field development. Since 2014, offshore activity has been declining. The significant decrease in oil and natural gas prices continues to cause a reduction in many of the Offshore Marine Services and Shipping Services customers’ exploratory, drilling, completion and other production activities and, as a result, related spending on the Company’s Offshore Marine Services and Shipping Services. Because a prolonged material downturn in crude oil and natural gas prices and/or perceptions of long-term lower commodity prices can negatively impact the development plans for exploration and production, the duration of reduced activity will likely continue for some time and the Company believes it will continue to result in a corresponding decline in demand for the equipment of Offshore Marine Services and Shipping Services. The prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, has materially and adversely affected the Company by negatively impacting its fleet utilization, which in turn has negatively affected its revenues, cash flows and profitability, the fair market value of its vessels and its ability to obtain additional debt or equity capital to finance its business. It could also affect the collectability of the Company’s Offshore Marine Services and Shipping Services receivables and its ability to retain skilled personnel. Periods of low activity intensify price competition in the industry and can lead to the Company’s vessels being idle for long periods of time.
In addition, if difficult market conditions persist and an anticipated recovery is delayed beyond the Company’s expectation, further deterioration in the fair value of vessels already impaired or revisions to the Company’s forecasts may result in the Company recording additional impairment charges related to its long-lived assets in future periods.
Demand for many of the Company’s services is impacted by the level of activity in the offshore oil and natural gas exploration, development and production industry. The level of offshore oil and natural gas exploration, development and production activity has historically been volatile. This volatility is likely to continue. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond the Company’s control, including:

•	general economic conditions, including recessions and the level of activity in energy-consuming markets;

•	prevailing oil and natural gas prices and expectations about future prices and price volatility;

•	assessments of offshore drilling prospects compared with land-based opportunities;

•	the cost of exploring for, producing and delivering oil and natural gas offshore and the relative cost of, and success in, doing so on land;

•	consolidation of oil and gas and oilfield service companies operating offshore;

•	worldwide supply and demand for energy, other petroleum products and chemical products;

•	availability and rate of discovery of new oil and natural gas reserves in offshore areas;

•	federal, state, local and international political and economic conditions, and policies including cabotage and local content laws;

•	technological advances affecting exploration, development, energy production and consumption;

•	the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the level of oil and natural gas production by non-OPEC countries;

•	international sanctions on oil producing countries and the lifting of certain sanctions against Iran;

•
civil unrest and the worldwide political and military environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities involving the Middle East, Russia, other oil-producing regions or other geographic areas or further acts of terrorism in the United States or elsewhere;

•	weather conditions;

•	environmental regulation;

•	regulation of drilling activities and the availability of drilling permits and concessions; and

•	the ability of oil and natural gas companies to generate or otherwise obtain funds for capital projects.
The prolonged material downturn in oil and natural gas prices has caused a substantial decline in expenditures for exploration, development and production activity, which has resulted in a decline in demand and lower rates for the Company’s Offshore Marine Services and Shipping Services and, in turn, lower utilization levels for Offshore Marine Services over the last two years. The continuation or worsening of such decrease in activity is likely to further reduce the day rates and utilization of the Company's Offshore Marine Services and Shipping Services business, which would in turn affect the Company’s results of operations and cash flows. In addition, an increase in commodity demand and prices will not necessarily result in an immediate increase in offshore drilling activity or petroleum drilling activity since the Company’s customers’ project development lead and planning times, reserve replacement needs, expectations of future commodity demand, prices and supply of available competing vessels all combine to affect demand for the Company’s Offshore Marine Services and Shipping Services vessels. Moreover, for the year ended December 31, 2016, approximately 15% of Offshore Marine Services’ operating revenues were earned in the U.S. Gulf of Mexico and are therefore dependent on levels of activity in that region, which may differ from levels of activity in other regions of the world due to more localized factors.
Failure to maintain an acceptable safety record may have an adverse impact on the ability of the Company’s Offshore Marine Services and Shipping Services to retain customers. The Company’s customers consider safety and reliability a primary concern in selecting a service provider. The Company must maintain a record of safety and reliability that is acceptable to its customers. Should this not be achieved, the ability to retain current customers and attract new customers may be adversely affected, which in turn could affect the Company’s financial position, results of operations and cash flows.
Adverse results of legal proceedings could materially adversely affect the Company. The Company is subject to and may in the future be subject to a variety of legal proceedings and claims that arise out of the ordinary conduct of its business. Results of legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to the Company’s operations and may cause significant expenditure and diversion of management attention. The Company may be faced with significant monetary damages or injunctive relief against it that could materially adversely affect a portion of its business operations or materially and adversely affect the Company’s financial position, results of operations and cash flows should the Company fail to prevail in certain matters.
The Company may undertake one or more significant corporate transactions that may not achieve their intended results, may adversely affect the Company’s financial condition and its results of operations, and may result in additional risks to its businesses. The Company continuously evaluates the acquisition and disposition of operating businesses and assets and may in the future undertake significant transactions. Any such transaction could be material to the Company’s business and could take any number of forms, including mergers, joint ventures, investments in new lines of business and the purchase of equity interests or assets. The form of consideration associated with such transactions may include, among other things, cash, common stock or equity interests in the Company’s subsidiaries. The Company also evaluates the disposition of its operating businesses and assets, in whole or in part, which could take the form of asset sales, mergers or sales of equity interests in its subsidiaries (privately or through a public offering), or the spin-off of equity interests of the Company’s subsidiaries to its stockholders. For instance, on February 9, 2017, the Company filed Amendment No. 1 to the Form 10 it had initially filed with the SEC on December 13, 2016 in connection with a potential spin-off of SMHI to SEACOR's shareholders. We are not obligated to effect the spin-off of SMHI and no assurance can be given that the Company will ultimately choose to do so. To the extent a SMHI Spin-off does not occur prior to January 11, 2018, the holders of the 3.75% Subsidiary Convertible Senior Notes may require the Company to purchase for cash all or part of the notes at par, plus accrued and unpaid interest, on that date; however, if the SMHI Spin-off is consummated, this requirement to repurchase the 3.75% Subsidiary Senior Notes would immediately terminate. In addition, no assurance can be given that the spin-off will achieve the Company’s intended results or that the Company and SMHI will realize the intended benefits of the spin-off.
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
If, following the completion of the SMHI Spin-off, there is a determination that the separation is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the tax opinion are incorrect or for any other reason, then the Company, its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. The distribution is conditioned upon the Company’s receipt of an opinion of Milbank, Tweed, Hadley & McCloy LLP, counsel to the Company, substantially to the effect that the separation qualifies as a transaction that is described in Section 355 of the Code. The opinion will rely on certain facts, assumptions, representations and undertakings from the Company and SMHI regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, the Company and its stockholders may not be able to rely on the opinion of counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of counsel, the IRS could determine on audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the stock ownership of the Company or SMHI after the separation. If the separation is determined to be taxable, the Company and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.
Prior to the separation, the Company and SMHI will enter into a tax matters agreement (the “SMHI Tax Matters Agreement”) that will govern the parties’ respective rights, responsibilities and obligations with respect to taxes, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters. Taxes relating to or arising out of the failure of the separation to qualify as a tax-free transaction for U.S. federal income tax purposes will be borne by the Company, except, in general, if such failure is attributable to SMHI’s action or inaction or the Company’s action or inaction, as the case may be, or any event (or series of events) involving the assets or stock of SMHI or the assets or stock of the Company, as the case may be, in which case the resulting liability will be borne in full by SMHI or the Company, respectively.
The Company’s obligations under the SMHI Tax Matters Agreement are not limited in amount or subject to any cap. Further, even if the Company is not responsible for its tax liabilities under the SMHI Tax Matters Agreement, the Company nonetheless could be liable under applicable tax law for such liabilities if SMHI were to fail to pay them. If he Company is required to pay any liabilities under the circumstances set forth in the SMHI Tax Matters Agreement or pursuant to applicable tax law, the amounts may be significant.
Investment in new business strategies and initiatives present risks not originally contemplated. The Company has invested, and in the future may again invest, in new business plans or acquisitions, some of which may not be directly linked to existing business lines or activities. These activities may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with the plans or acquisitions, inadequate return of capital and unidentified issues not discovered in due diligence. Investments in these positions also may involve securities or other assets that are not very liquid. As a result of the risks inherent in new ventures, there can be no assurance that any such venture will be successful, or that new ventures will not have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company engages in hedging activities which expose it to risks. For corporate purposes and also as part of its trading activities, the Company has in the past and may in the future use futures and swaps to hedge risks, such as escalation in fuel costs, the cost of agricultural materials and movements in foreign exchange rates and interest rates. With respect to ethanol, the Company may attempt to offset the effects of volatility by entering into forward contracts to sell a portion of its ethanol or purchase a portion of its corn requirements. The Company may also use other hedging transactions involving exchange-traded futures contracts for corn and ethanol. However, hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. The Company may also purchase inventory in larger than usual levels to lock-in costs when it believes there may be large increases in the price of raw materials or other materials used in its businesses. Such purchases expose the Company to risks of meeting margin calls and drawing on its capital, counterparty risk due to failure of an exchange or institution with which it has entered into a swap, incurring higher costs than competitors or similar businesses that do not engage in such strategies, and losses on its investment portfolio. Such strategies can also cause earnings to be volatile. If the Company fails to offset such volatility, its results of operations, cash flows and financial position may be adversely affected.
The Company’s operations in the U.S. Gulf of Mexico have been adversely impacted by the Deepwater Horizon drilling rig accident and resulting oil spill. On April 22, 2010, the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico, sank after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Macondo well (the “Deepwater Horizon/BP Macondo Well Incident”). The Company and its customers have extensive operations in the U.S. Gulf of Mexico. New or additional government regulations or laws concerning drilling operations in the U.S. Gulf of Mexico and other regions have in the past and could in the future materially increase the cost of drilling operation is the U.S. Gulf of Mexico and could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
The Company could incur liability in connection with its provision of spill response services. The Company provided spill and emergency response services, including in response to the Deepwater Horizon/BP Macondo Well Incident in 2010. O’Brien’s Response Management, L.L.C. (“ORM”), a subsidiary of the Company, and National Response Corporation (“NRC”), which was a subsidiary of the Company at the time operating in the Company’s now discontinued Environmental Services segment, are currently defendants in litigation arising from the Deepwater Horizon/BP Macondo Well Incident. Although companies are generally exempt in the United States from liability under the CWA for their own actions and omissions in providing spill response services, this exemption might not apply if a company were found to have been grossly negligent or to have engaged in willful misconduct, or if it were to have failed to provide these services consistent with the National Contingency Plan or as otherwise directed under the CWA. In addition, the exemption under the CWA would not protect a company against liability for personal injury or wrongful death claims, or against prosecution under other federal or state laws. All of the coastal states of the United States in which the Company provides services have adopted similar exemptions, but, several inland states have not. If a court or other applicable authority were to determine that the Company does not benefit from federal or state exemptions from liability in providing emergency response services, or if the other defenses asserted by the Company and its business segments are rejected, the Company could be liable together with the local contractor and the responsible party for any resulting damages, including damages caused by others, subject to the indemnification provisions and other liability terms and conditions negotiated with its domestic customers. In the international market, the Company does not benefit from the spill response liability protection provided by the CWA and, therefore, is subject to the liability terms and conditions negotiated with its international clients, in addition to any other defenses available to the Company and its business segments. In connection with claims relating to clean-up operations following the Deepwater Horizon/BP Macondo Well Incident, the responsible party acknowledged and agreed to indemnify and defend ORM and NRC pursuant and subject to certain contractual agreements. See “Item 3. Legal Proceedings.”
If Congress repeals the current $134.0 million cap for non-reclamation liabilities under OPA 90 or otherwise scales back the protections afforded to contractors thereunder, there may be increased exposure for remediation work and the cost for securing insurance for such work may become prohibitively expensive. Without affordable insurance and appropriate legislative regulation limiting liability, drilling, exploration, remediation and further investment in oil and gas exploration in the U.S. Gulf of Mexico may be discouraged and thus reduce the demand for the Company’s services.
The Company could incur liability in connection with certain obligations relating to the Deepwater Horizon incident. In connection with the Deepwater Horizon/BP Macondo Well Incident, BP Exploration & Production, Inc. and BP America Production Company engaged the services of ORM and NRC. ORM and NRC were subsequently made defendants in litigation arising from the Deepwater Horizon/BP Macondo Well Incident. In connection with claims relating to clean-up operations following the Deepwater Horizon/BP Macondo Well Incident, the responsible party acknowledged and agreed to indemnify and defend ORM and NRC pursuant and subject to certain contractual agreements and potential limitations. No assurance can be given that the responsible party will honor its obligation to indemnify the Company or J.F. Lehman & Company (“JFL”) under these arrangements. If the responsible party were to fail to honor its obligations, the Company may be faced with significant monetary payments that could materially and adversely affect the Company’s financial position, results of operations and cash flows.
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
Increased domestic and international laws and regulations may adversely impact the Company, and it may become subject to additional international laws and regulations in the event of high profile incidents, such as the Deepwater Horizon drilling rig accident and resulting oil spill. Changes in laws or regulations regarding offshore oil and gas exploration and development activities and technical and operational measures, whether or not in response to specific incidents, may increase the Company’s costs and the costs of its customers’ operations. For instance, on April 22, 2010, the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico, sank after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Macondo well (the “Deepwater Horizon/BP Macondo Well Incident”). In response to the Deepwater Horizon/BP Macondo Well Incident, the regulatory agencies with jurisdiction over oil and gas exploration, including the U.S. Department of the Interior and all its relevant various sub-agencies, imposed temporary moratoria on drilling operations, by requiring operators to reapply for exploration plans and drilling permits that had previously been approved, and by adopting numerous new regulations and new interpretations of existing regulations regarding offshore operations that are applicable to the Company’s Offshore Marine Services customers and with which their new applications for exploration plans and drilling permits must prove compliant. Compliance with these new regulations and new interpretations of existing regulations have materially increased the cost of drilling operations in the U.S. Gulf of Mexico. New or additional government regulations or laws concerning drilling operations in the U.S. Gulf of Mexico and other regions have in the past and could in the future materially increase the cost of drilling operations in the U.S. Gulf of Mexico. The changes may influence decisions by customers or other industry participants that could reduce the demand for the Company’s Offshore Marine Services, which would have a negative impact on the Company’s Offshore Marine Services segment.
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

•	a change in, or the imposition of, withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

•	limitations on the repatriation of earnings or currency exchange controls and import/export quotas;

•	unwaivable, burdensome local cabotage and local ownership laws and requirements;

•	nationalization, expropriation, asset seizure, blockades and blacklisting;

•	limitations in the availability, amount or terms of insurance coverage;

•	loss of contract rights and inability to enforce contracts;

•	political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist acts, piracy and kidnapping;

•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for the Company’s services and its profitability;

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
The United Kingdom (the “U.K.”) held a referendum on June 23, 2016 regarding its membership in the European Union (the “E.U.”) in which a majority of the U.K. electorate voted in favor of the British government taking the necessary action for the U.K. to withdraw from the E.U. (the “Brexit”). At this time, it is not certain what steps will need to be taken to facilitate the U.K.'s exit from the E.U. or the length of time that this may take. In particular, on November 3, 2016, the Queen’s Bench Division of the High Court of England and Wales (the “High Court”) handed down its judgment in R (Miller) v Secretary of State for Exiting the European Union [2016] EWHC 2768 (Admin) (the “Brexit Judgment”). In summary, the High Court held that, as a matter of U.K. constitutional law, the U.K. government does not have the power under the Crown’s prerogative to give the required notice for the U.K. to withdraw from the E.U. without express authority from Parliament. The U.K. government appealed the High Court Brexit Judgment to the Supreme Court. On January 24, 2017, the Supreme Court affirmed the decision of the High Court. Following the Supreme Court ruling, the Parliament voted on February 1, 2017 in favor of starting the Brexit process.
The Company faces risks associated with the uncertainty following the referendum and the consequences that may flow from the decision to exit the E.U. Among other things, the U.K.’s decision to leave the E.U., along with calls for the governments of other E.U. member states to also consider withdrawal, has caused, and is anticipated to continue to cause, significant new uncertainties and instability in European and global financial markets and currency exchange rate fluctuations, which may affect the Company and its Offshore Marine Services and the trading price of the Company’s common stock. In addition, the exit of the U.K. from the E.U. could lead to legal and regulatory uncertainty and potentially divergent treaties, laws and regulations as the U.K. determines which E.U. treaties, laws and regulations to replace or replicate, including those governing maritime, labor, environmental, competition and other matters applicable to the provision of support vessel services. The impact on the Company’s business of any treaties, laws and regulations with and in the U.K. that replace the existing E.U. counterparts cannot be predicted. Any of these effects, and others the Company cannot anticipate, could materially adversely affect its business, financial position, results of operations and cash flows.
Unstable political, military and economic conditions in foreign countries where a significant proportion of Offshore Marine Services’ operations are conducted could adversely impact the Company’s business. During the year ended December 31, 2016, approximately 85% of Offshore Marine Services’ operating revenues resulted from its foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist acts, piracy, kidnapping, nationalization of assets, currency restrictions, import or export quotas and other forms of public and government regulation, all of which are beyond the Company’s control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and gas industry and, correspondingly, on the Company should Offshore Marine Services operate vessels in a country subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupts its operations.
Offshore Marine Services, Inland River Services, Shipping Services, Illinois Corn Processing and Witt O’Brien’s rely on several customers for a significant share of their revenues, the loss of any of which could adversely affect each of their businesses and operating results. The Company derives a significant portion of its revenues from a limited number of oil and gas explorations, development and production companies and government agencies. As of December 31, 2016, no single customer accounted for more than 10% of the Company’s operating revenues. The portion of Offshore Marine Services, Inland River Services, Shipping Services, Illinois Corn Processing’s and Witt O’Brien’s revenues attributable to any single customer may change over time, depending on the level of relevant activity by any such customer, the segment’s ability to meet the customer’s needs and other factors, many of which are beyond the Company’s control. In addition, most of the Company’s contracts with oil and gas customers can be canceled on relatively short notice and do not commit the Company’s customers to acquire specific amounts of services or require the payment of significant liquidated damages upon cancellation. The loss of business from any of the Company’s significant customers could have a material adverse effect such segment’s or the Company’s business, financial condition, liquidity and results of operations. Further, to the extent any of the Company’s customers experience an extended period of operating difficulty, its revenues, results of operations and cash flows could be materially adversely effected.

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
The Company may be unable to maintain or replace its offshore support vessels as they age. As of December 31, 2016, the average age of the Company’s Offshore Marine Services’ vessels, excluding its standby safety and wind farm utility vessels, was approximately eleven years. The Company believes that after an offshore support vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. In addition, the Company must maintain its vessels to remain attractive to its customers and comply with regulations; however, the Company may be unable to carry out drydockings of its vessels or may be limited by insufficient shipyard capacity, which could adversely affect its ability to maintain its vessels. In addition, market conditions may not justify these expenditures or enable the Company to operate its older vessels profitably during the remainder of their economic lives. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels.
An increase in the supply of vessels, barges or equipment the Company operates could have an adverse impact on the charter rates earned by the Company’s vessels, barges and equipment. The Company’s industry is highly competitive, with oversupply and intense price competition. Expansion of the supply of vessels, barges and equipment would increase competition in the markets in which the Company operates. The refurbishment of disused or “mothballed” vessels and barges, conversion of vessels from uses other than oil and gas exploration and production support and related activities or construction of new vessels, barges and equipment could all add vessel, barge and equipment capacity to current worldwide levels. The current oversupply of vessels and equipment capacity in the offshore marine market could lower charter rates for the Company’s Offshore Marine Services business and result in lower operating revenues. A significant increase in vessel, barge and equipment capacity could lower charter rates and result in lower operating revenues.
If the Company does not restrict the amount of ownership of its Common Stock by non-U.S. citizens, it could be prohibited from operating offshore support vessels, inland river vessels and barges and tankers in the United States, which would adversely impact its business and operating results. The Company is subject to the Jones Act, which governs, among other things, the ownership and operation of offshore support vessels, tankers and barges used to carry cargo between U.S. ports. Subject to limited exceptions, the Jones Act requires that vessels engaged in the U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. Although SEACOR’s Restated Certificate of Incorporation and By-Laws contain provisions intended to assure compliance with these provisions of the Jones Act, a failure to maintain compliance would adversely affect the Company’s financial position, results of operations and cash flows and the Company would be prohibited from operating vessels in the U.S. coastwise trade during any period in which the Company does not comply or cannot demonstrate to the satisfaction of the relevant governmental authorities the Company’s compliance with the Jones Act. In addition, the Company could be subject to fines and its vessels could be subject to seizure and forfeiture for violations of the Jones Act and the related U.S. vessel documentation laws.
Repeal, Amendment, Suspension or Non-Enforcement of the Jones Act would result in additional competition for Offshore Marine Services, Shipping Services and Inland River Services and could have a material adverse effect on the Company’s business. A substantial portion of the operations of Offshore Marine Services, Shipping Services and Inland River Services are conducted in the U.S. coastwise trade. Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. There have been attempts to repeal or amend such provisions, and such attempts are expected to continue in the future. For example, in a recent congressional review of Puerto Rico’s financial circumstances, several proponents of repealing the Jones Act offered bills to exempt the island from the Jones Act. Although the proposals focused mainly on the delivery of goods and bulk products to Puerto Rico from the U.S. mainland, and the bills were not passed, there is a risk that such legislation could be reintroduced by the special committee tasked with overseeing Puerto Rico’s financial reorganization, which could lead to broader legislation affecting other aspects of the Jones Act.
Repeal, substantial amendment or waiver of such provisions could significantly adversely affect the Company by, among other things, resulting in additional competition from competitors with lower operating costs, because of their ability to use vessels built in lower-cost foreign shipyards, owned and manned by foreign nationals with promotional foreign tax incentives and with lower wages and benefits than U.S. citizens, which could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows. In addition, the Company’s advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of maritime cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels. Because foreign vessels may have lower construction costs and operate at significantly lower costs than companies operating in the U.S. coastwise trade, such a change could significantly increase competition in the U.S. coastwise trade, which could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
The Company’s investment in Jones Act product carriers could be negatively impacted if the Jones Act is suspended or repealed, or if the price of natural gas increase to levels that reduce the competitiveness of U.S. refineries. The investment in Jones Act product carriers could also be improvident if all existing tankers and tank barges are replaced with additional newly built equipment when they come to the end of their economic life. The repeal on December 18, 2015 of the law restricting the export of U.S. crude oil may have a material adverse effect on the Company’s business, results of operations and financial condition. The Company also has a significant investment in a Company that uses VLGC’s in the foreign Liquefied Petroleum Gas (“LPG”) trade. If the expected rise in production of LPG in the U.S. does not occur, or if most of the production of LPG is consumed domestically in petrochemical plants, or if the price of propane and butane increases to levels that lower demand, this investment may decrease in value.
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
SEACOR’s Restated Certificate of Incorporation and By-Laws limit the ownership of Common Stock by individuals and entities that are not U.S. citizens within the meaning of the Jones Act. These restrictions may affect the liquidity of SEACOR’s Common Stock and may result in non-U.S. citizens being required to sell their shares at a loss or relinquish their voting, dividend and distribution rights. Under the Jones Act, at least 75% of the outstanding shares of each class or series of SEACOR’s capital stock must be owned and controlled by U.S. citizens within the meaning of the Jones Act. Certain provisions of SEACOR’s Restated Certificate of Incorporation and By-Laws are intended to facilitate compliance with this requirement and may have an adverse effect on holders of shares of the Common Stock. In addition, the 2.5% Convertible Senior Notes due 2027 and the 3.0% Convertible Notes due 2028 issued by the Company and the 3.75% Subsidiary Convertible Senior Notes due 2022 issued by SMHI, a wholly-owned subsidiary of the Company, which, under limited circumstances, may be exchanged for shares of the Company’s Common Stock or warrants to purchase the Company’s Common Stock, have controls in place that are designed to ensure compliance with the Jones Act.
Under the provisions of SEACOR’s Restated Certificate of Incorporation and By-Laws, the aggregate percentage of ownership by non-U.S. citizens of any class of SEACOR’s capital stock (including Common Stock) is limited to 22.5% of the outstanding shares of each such class to ensure that such ownership by non-U.S. citizens will not exceed the maximum percentage permitted by the Jones Act, which is presently 25%. The Restated Certificate of Incorporation and By-Laws authorizes SEACOR’s Board of Directors, under certain circumstances, to increase the foregoing permitted percentage to no more than 24%. The Restated Certificate of Incorporation further provides that any issuance or transfer of shares to non-U.S. citizens in excess of such permitted percentage shall be ineffective as against the Company and that neither the Company nor its transfer agent shall register such purported issuance or transfer of shares to non-U.S. citizens or be required to recognize the purported transferee or owner as a stockholder of the Company for any purpose whatsoever except to exercise the Company’s remedies. Any such excess shares in the hands of a non-U.S. citizen shall not have any voting or dividend rights and are subject to redemption by the Company in its discretion. The liquidity or market value of the shares of Common Stock may be adversely impacted by such transfer restrictions.
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
So that the Company may ensure its compliance with the Jones Act, its Restated Certificate of Incorporation and By-Laws permit it to require that owners of any shares of its capital stock provide confirmation of their citizenship. In the event that a person does not submit such documentation to the Company, its Restated Certificate of Incorporation and By-Laws provide the Company with certain remedies, including the suspension of the payment of dividends and distributions with respect to those shares and deposit of any such dividends and distributions into an escrow account. As a result of non-compliance with these provisions, an owner of the shares of the Company’s Common Stock may lose significant rights associated with those shares.
In addition to the risks described above, the foregoing foreign ownership restrictions could delay, defer or prevent a transaction or change in control that might involve a premium price for the Company’s Common Stock or otherwise be in the best interest of the Company’s stockholders.
If non-U.S. citizens own more than 22.5% of SEACOR’s Common Stock, the Company may not have the funds or the ability to redeem any excess shares and it could be forced to suspend its operations in the U.S. coastwise trade. SEACOR’s Restated Certificate of Incorporation and By-Laws contain provisions prohibiting ownership of its Common Stock by persons who are not U.S. citizens within the meaning of the Jones Act, in the aggregate, in excess of 22.5% of such shares in order to ensure that such ownership by non-U.S. citizens will not exceed the maximum percentage permitted by the Jones Act, which is presently 25%. In addition, the Restated Certificate of Incorporation permits the Company to redeem such excess shares, including those shares issued upon conversion or exchange of the Company’s convertible notes. The per share redemption price may be paid, as determined by the Company’s Board of Directors, by cash or promissory notes. However, the Company may not be able to redeem such excess shares for cash because its operations may not have generated sufficient excess cash flow to fund such redemption. If, for any reason, the Company is unable to effect such a redemption when such ownership of shares by non-U.S. citizens is in excess of 25.0% of the Common Stock, or otherwise prevent non-U.S. citizens in the aggregate from owning shares in excess of 25.0% of any such class or series of the Company’s capital stock, or fail to exercise its redemption rights because it is unaware that such ownership exceeds such percentage, the Company will likely be unable to comply with the Jones Act and will likely be required by the applicable governmental authorities to suspend its operations in the U.S. coastwise trade. Any such actions by governmental authorities would have a severely detrimental impact on the Company’s financial position, results of operations and cash flows.
The Company’s U.S-flag vessels are subject to requisition for ownership or use by the United States in case of national emergency or national defense need. The Merchant Marine Act of 1936 provides that, during a national emergency declared by Presidential proclamation or a period for which the President has proclaimed that the security of the national defense makes it advisable, the Secretary of Transportation may requisition the ownership or use of any vessel owned by U.S. citizens (which includes us) and any vessel under construction in the United States. If any of the Company’s vessels were purchased or chartered by the federal government under this law, it would be entitled to just compensation, which is generally the fair market value of the vessel in the case of a purchase or, in the case of a charter, the fair market value of charter hire, but the Company would not be entitled to compensation for any consequential damages it may suffer. The purchase or charter for an extended period of time by the federal government of one or more of the Company’s vessels under this law could have a material adverse effect on its business, financial position, results of operations and cash flows.
The Outer Continental Shelf Lands Act, as amended, provides the federal government with broad discretion in regulating the leasing of offshore resources for the production of oil and gas. The Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the release or continued use of offshore resources for oil and gas production. Because Offshore Marine Services’ operations rely on offshore oil and gas exploration and production, the government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act to restrict the availability of offshore oil and gas leases (for example, due to a serious incident of pollution) could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
We are subject to hazards customary for the operation of vessels that could disrupt operations and expose the Company to liability. The operation of offshore support vessels, tankers, short-sea container, roll-on/roll-off vessels, towboats, tugs and barges is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure and collision. For instance, the Company’s operations in the U.S. Gulf of Mexico may be adversely affected by weather. The Atlantic Hurricane season runs from June through November. Tropical storms and hurricanes may limit the Company’s ability to operate its vessels in the proximity of storms, reduce oil and gas exploration, development and production activity, could result in the Company incurring additional expenses to secure equipment and facilities and may require the Company to evacuate its vessels, personnel and equipment out of the path of a storm. Additional risks to vessels include adverse sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company’s personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages, including loss of revenues from or termination of charter contracts, higher insurance rates, increased operating costs, increased governmental regulation and reporting and damage to the Company’s reputation and customer relationships. Any such events would likely result in negative publicity for the Company and adversely affect its safety record, which would affect demand for the Company’s services in a competitive industry. In addition, the affected vessels could be removed from service and would then not be available to generate revenues.
Revenues from Shipping Services could be adversely affected by a decline in demand for domestic refined petroleum products, crude oil or chemical products, or a change in existing methods of delivery. A reduction in domestic consumption of refined petroleum products, crude oil or chemical products, the development of alternative methods of delivery of refined petroleum products or crude oil, or an increase in domestic refining capacity could reduce demand for the Company’s services.
Construction of additional refined petroleum product, natural gas or crude oil pipelines could have a material adverse effect on Shipping Services’ revenues. Long-haul transportation of refined petroleum products, crude oil and natural gas is generally less costly by pipeline than by tanker. Existing pipeline systems are either insufficient to meet demand in, or do not reach, all of the markets served by Shipping Services’ tankers. The construction and operation of new pipeline segments could have a material adverse effect on Shipping Services’ business.
The Company is subject to complex laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business. Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the manning, construction and operation of vessels significantly affect the Company’s operations. Many aspects of the marine industry are subject to extensive governmental regulation and oversight, including by the USCG, Occupational Safety and Health Administration (“OSHA”), NTSB, EPA, IMO, the U.S. Department of Homeland Security, the U.S. Maritime Administration, the CBP, the U.S. Bureau of Safety and Environmental Enforcement (“BSEE”) and state environmental protection agencies for those jurisdictions in which the Company operates, and to regulation by port states and classification societies (such as the American Bureau of Shipping). The Company is also subject to regulation under international treaties, such as SOLAS, MARPOL, and the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”). These agencies, organizations, regulations and treaties establish safety requirements and standards and are authorized to investigate vessels and accidents and to recommend improved safety standards. The CBP and USCG are authorized to inspect vessels at will. The Company has and will continue to spend significant funds to comply with these regulations and treaties. Failure to comply with these regulations and treaties may cause the Company to incur significant liabilities and could have a material adverse effect on its financial position, results of operations and cash flows.
The Company’s business and operations are also subject to federal, state, local and international laws and regulations as well as those of individual countries in which the Company operates, relating to environmental protection and occupational safety and health, including laws that that govern the discharge of oil and pollutants into U.S. navigable and other waters or into waters covered by international law or such individual country. Violations of these laws may result in civil and criminal penalties, fines, injunctions, or other sanctions, or the suspension or termination of the Company’s operations. Compliance with such laws and regulations may require installation of costly equipment, increased manning, specific training, or operational changes, and the phase-out of certain product tankers. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject the Company to liability without regard to whether it was negligent or at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the removal costs and damages resulting from the discharge of oil within the navigable waters of the United States and the EEZ around the United States. In addition, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource and other damages under other federal and state laws and civil actions. These laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, including charterers. Because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ongoing cost of complying with these laws and regulations. The recent trend in environmental legislation and regulation is generally toward stricter standards, and it is the Company’s view that this trend is likely to continue. The Company cannot be certain that existing laws, regulations or standards, as currently interpreted or reinterpreted in the future, or future laws and regulations and standards will not have a material adverse effect on its business, financial position, results of operations and cash flows. Regulation of the shipping industry will likely continue to become more stringent and more expensive for the Company. In addition, a serious marine incident occurring in U.S. waters that results in significant oil pollution could result in additional regulation and lead to strict governmental enforcement or other legal challenges. Additional environmental and other requirements, as well as more stringent enforcement policies, may be adopted that could limit the Company’s ability to operate, require the Company to incur substantial additional costs or otherwise have a material adverse effect on the Company’s business, results of operations or financial condition. For more information, see Item 1. “Government Regulation - Environmental Compliance.”
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
Inland River Services’ results of operations could be materially and adversely affected by fuel price fluctuations. For the most part, Inland River Services purchases towboat and fleeting services from third party vendors. The price of these services can rise when fuel prices escalate and could adversely impact Inland River Services’ results of operations and cash flows.
The results of ICP’s ethanol operations are principally reliant on managing the volatility and uncertainty associated with the spread between the prices of corn, natural gas, alcohol, and distillers grains. The results of the Company’s alcohol manufacturing business, ICP, are significantly affected by commodity prices and, in particular, the spread between the input costs of corn and natural gas that ICP purchases compared with the output prices of alcohol and distillers grains that it sells. Market forces that ICP does not control also affect prices, including weather, demand, shortages, export prices, and governmental policies. Market prices for alcohol produced in the U.S. are also influenced by the supply of and demand for imported alcohol. Imported alcohol, including sugarcane alcohol imported from Brazil also competes with ICP’s domestic alcohol production. Consequently, ICP’s operating results may fluctuate substantially with increases in corn or natural gas input prices or decreases in alcohol, and distillers grains and, thus, ICP’s results of operations may be adversely affected by such activity. Narrow spreads between alcohol and corn prices would adversely affect ICP’s financial position, results of operations and cash flows.
Compliance and excise tax risks associated with operations involving alcohol. The Company’s subsidiaries, ICP and Gateway Terminals LLC, are involved in the production, shipment and sale of alcohol products for a variety of industrial and non-industrial uses, with customers located in the United States and elsewhere. Such activities fall within the jurisdiction of certain alcohol control and excise taxation agencies, most notably including a Bureau within the Treasury Department - the Alcohol & Tobacco Tax & Trade Bureau (“TTB”). Failure to adhere to the regulations and policies of TTB and similar state regulatory agencies could expose these subsidiaries to excise tax liabilities arising from the production, shipment, or sale of alcohol. In addition, failure to adhere to such regulations and policies could give rise to adverse enforcement action by TTB and similar state regulatory agencies. Remedies that such government agencies might seek to pursue as a result of compliance failures could include: the power to suspend or revoke government approvals necessary to continue producing, shipping, or selling alcohol; the assessment of excise taxes, interest, and tax penalties; and criminal prosecution of the subsidiaries and/or their officials. Such remedies could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The Company’s insurance coverage may be inadequate to protect it from the liabilities that could arise in its businesses. Although the Company maintains insurance coverage against the risks related to its businesses, risks may arise for which the Company may not be insured. Claims covered by insurance are subject to deductibles, the aggregate amount of which could be material. Insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. There also can be no assurance that existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. If a loss occurs that is partially or completely uninsured, the Company could be exposed to substantial liability. Further, to the extent the proceeds from insurance are not sufficient to repair or replace a damaged asset, the Company would be required to expend funds to supplement the insurance and in certain circumstances may decide that such expenditures are not justified, which, in either case, could adversely affect its liquidity and ability to grow.
There are risks associated with the Company’s Seassurance business. The Company’s subsidiary, Seassurance Ltd., provides insurance-related marine transportation compliance products, including Certificates of Financial Responsibility (“COFRs”) and the provision of International Carrier Bonds (“ICBs”), primarily to owners and operators of vessels calling at ports in the United States and traversing U.S. waters. Guarantees to support COFRs are provided to enable customers to demonstrate financial security required by U.S. Coast Guard regulations for such vessels to trade in U.S. waters. As provider of these guarantees, Seassurance undertakes that any liabilities of the customer under the OPA 90 and/or CERCLA will be satisfied up to the liability limits applicable to the vessel under these statutes. Seassurance typically acquires rights of recovery from the insurer for payments made and exposure under the guarantees, subject to a retained risk of $3.0 million in respect of each incident. Although shipowners’ liabilities under OPA and CERCLA traditionally have been satisfied by P&I insurers, and guarantees to support COFRs have rarely, if ever, been called upon, the risk exists that such liabilities may not be met by P&I insurers and, thus, could exceed the $3.0 million level of retained risk. There is also a risk of multiple exposures for Seassurance if a series of such incidents were to occur. Effective June 30, 2016, the Company ceased issuing new COFR guarantees. All outstanding COFR guarantees will expire on or before June 30, 2017.
The Company’s operations are subject to certain foreign currency, interest rate, fixed-income, equity and commodity price risks. The Company is exposed to certain foreign currency, interest rate, fixed-income, equity and commodity price risks and although some of these risks may be hedged, fluctuations could impact the Company’s financial position, results of operations and cash flows. For instance, a strengthening of the U.S. dollar results in higher prices for U.S. exports, which may adversely affect Inland River Services, Shipping Services and ICP’s operating results. The Company has, and anticipates that it will continue to have, contracts denominated in foreign currencies. It is often not practicable for the Company to effectively hedge the entire risk of significant changes in currency rates. The Company’s financial position, results of operations and cash flows have been negatively impacted for certain periods and positively impacted for other periods, and may continue to be affected to a material extent by the impact of foreign currency exchange rate fluctuations. For example, further strengthening of the U.S. dollar could give rise to reduced prices from shipyards and incentivize additional investment in new equipment in the shipping and offshore marine services markets notwithstanding the current state of such markets. The Company’s financial position, results of operations and cash flows may also be affected by the cost of hedging activities that the Company undertakes. The Company holds a large proportion of its net assets in cash equivalents and short-term investments, including a variety of public and private debt and equity instruments. Such investments subject the Company to risks generally inherent in the capital markets. Given the relatively high proportion of the Company’s liquid assets relative to its overall size, its financial position, results of operations and cash flows may be materially affected by the results of the Company’s capital management and investment activities and the risks associated with those activities. Volatility in the financial markets and overall economic uncertainty also increase the risk that the actual amounts realized in the future on the Company’s debt and equity instruments could differ significantly from the fair values currently assigned to them. In addition, changes in interest rates may have an adverse impact on the Company’s financial position, results of operations and cash flows. Specifically, rising interest rates, including a potential rapid rise in interest rates, could increase the Company’s cost of capital.
The Company’s inability to attract and retain qualified personnel could have an adverse effect on its business. Attracting and retaining skilled personnel across all of the Company’s business segments is an important factor in its future success. The market for qualified personnel is highly competitive and the Company cannot be certain that it will be successful in attracting and retaining qualified personnel in the future.
The Company’s success depends on key members of our management, the loss of whom could disrupt our business operations. The Company depends to a large extent on the efforts and continued employment of its executive officers and key management personnel. The Company does not maintain key-man insurance. The loss of services of one or more of the Company’s executive officers or key management personnel could have a negative impact on our financial position, results of operations and cash flows.
The failure to successfully complete construction or conversion of the Company’s vessels, repairs, maintenance or routine drydockings on schedule and on budget could adversely affect the Company’s financial position, results of operations and cash flows. From time to time, the Company may have a number of vessels under conversion and may plan to construct or convert other vessels in response to current and future market conditions. The Company also routinely engages shipyards to drydock vessels for regulatory compliance and to provide repair and maintenance. Construction and conversion projects and drydockings are subject to risks of delay and cost overruns, resulting from shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. A significant delay in either construction or drydockings could have a material adverse effect on contract commitments and revenues with respect to vessels under construction, conversion or undergoing drydockings. Significant cost overruns or delays for vessels under construction, conversion or retrofit could also adversely affect the Company’s financial position, results of operations and cash flows.
As the markets recover or the Company changes its marketing strategies or for other reasons, the Company may be required to incur higher than expected costs to return previously cold-stacked vessels to class. In response to the decrease in demand stemming from lower oil and natural gas prices, the Company has cold-stacked a number of its offshore support vessels. As of December 31, 2016, 49 of 133 owned and leased-in offshore support vessels were cold-stacked worldwide, and eight had been retired and removed from service. No assurance can be given that the Company will be able to quickly bring these offshore support vessels back into service or that the cost of doing so would not be significant. Cold-stacked vessels are not always maintained with the same diligence as Offshore Marine Services marketed fleet. As a result, and depending on the length of time the offshore support vessels are cold-stacked, the Company could incur deferred drydocking costs for regulatory recertification to return these vessels to active service and may incur costs to hire and train mariners to operate such vessels. These costs are difficult to estimate and could be substantial. Delay in reactivating cold-stacked offshore support vessels and the costs and other expenses related to the reactivation of cold-stacked offshore support vessels could have a material adverse effect on the Company’s results of operations and cash flows.
A violation of the Foreign Corrupt Practices Act (“FCPA”) may adversely affect the Company’s business and operations. In order to effectively compete in certain foreign jurisdictions, the Company seeks to establish joint ventures with local operators or strategic partners. As a U.S. corporation, the Company is subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. The Company has adopted stringent procedures to enforce compliance with the FCPA. Nevertheless, the Company does business and may do additional business in the future in countries and regions where strict compliance with anti-bribery laws may not be customary and it may be held liable for actions taken by its strategic or local partners even though these partners may not be subject to the FCPA. The Company’s personnel and intermediaries, including its local operators and strategic partners, may face, directly or indirectly, corrupt demands by government officials, political parties and officials, tribal or insurgent organizations, or private entities in the countries in which the Company operates or may operate in the future. As a result, the Company faces the risk that an unauthorized payment or offer of payment could be made by one of its employees or intermediaries, even if such parties are not always subject to the Company’s control or are not themselves subject to the FCPA or other similar laws to which the Company may be subject. Any allegation or determination that the Company has violated the FCPA could have a material adverse effect on its business, financial position, results of operations and cash flows.
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
There are risks associated with climate change and environmental regulations. Governments around the world have, in recent years, placed increasing attention on matters affecting the environment and this could lead to new laws or regulations pertaining to climate change, carbon emissions or energy use that in turn could result in a reduction in demand for hydrocarbon-based fuel. Governments could also pass laws or regulations encouraging or mandating the use of alternative energy sources such as wind power and solar energy, which may reduce demand for oil and natural gas and therefore the services provided by the Company. Alternatively, changes in U.S. law permitting additional drilling on federal lands could divert capital from offshore exploration. In addition, new environmental or emissions control laws or regulations may require an increase in the Company’s operating costs and/or in the Company’s capital spending for additional equipment or personnel to comply with such requirements and could also result in a reduction in revenues due to downtime required for the installation of such equipment. Such initiatives could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
The Company identified a material weakness in its internal control over financial reporting which could, if not remediated, adversely affect the Company’s ability to report its financial condition and results of operations in a timely and accurate manner, as well as investor confidence in the Company and, as a result, the value of its common stock. The Company is required to report on the effectiveness of internal controls over financial reporting and include in this Annual Report on Form 10-K management’s assessment of the effectives of such controls. In addition, the Company’s independent registered public accounting firm is also required to attest to, and report on, the Company’s internal controls over financial reporting.

As described in Part II Item 9A “Management’s Report on Internal Control Over Financial Reporting,” in connection with its evaluation, management identified material weaknesses in the Company’s internal control over financial reporting related to the (i) review and approval of manual journal entries made to the Company’s general ledger and (ii) review and documentation of assumptions, data and calculations used in the Company’s assessment of potential impairments of vessels, goodwill and other-than-temporary impairments of its equity method investments.
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of such material weakness, management concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2016.
Management has begun to develop a remediation plan but has not finalized the plan. There can be no assurance as to when the remediation plan will be fully implemented or whether the remediation efforts will be successful. As management continues to evaluate and work to improve the Company’s internal controls, management may determine to take additional measures to address these material weaknesses or determine to modify its remediation plan.
Until the remediation plan is fully implemented, management will continue to devote time and attention to these efforts. If the Company does not complete the remediation of the material weaknesses in a timely fashion, or at all, or if the remediation plan is inadequate, there will be an increased risk that the Company will be unable to timely file future periodic reports with the SEC and that future consolidated financial statements could contain errors that will be undetected. The existence of a material weakness in the effectiveness of our internal controls could also affect the Company’s ability to obtain financing or could increase the cost of any such financing. The identification of the material weakness could also cause investors to lose confidence in the reliability of the Company’s financial statements and could result in a decrease in the value of our common stock.
The Company relies on information technology, and if it is unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, its operations could be disrupted and its business could be negatively affected. The Company relies on information technology networks and systems to process, transmit and store electronic and financial information; to capture knowledge of its business; to coordinate its business across its operation bases; and to communicate within the Company and with customers, suppliers, partners and other third-parties. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cyber attacks, telecommunication failures, user errors or catastrophic events. The Company’s information technology systems are becoming increasingly integrated, so damage, disruption or shutdown to the system could result in a more widespread impact. If the Company’s information technology systems suffer severe damage, disruption or shutdown, and its business continuity plans do not effectively resolve the issues in a timely manner, the Company’s operations could be disrupted and its business could be negatively affected. In addition, cyber attacks could lead to potential unauthorized access and disclosure of confidential information, and data loss and corruption. There is no assurance that the Company will not experience these service interruptions or cyber-attacks in the future. Further, as the methods of cyber attacks continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance its protective measures or to investigate and remediate any vulnerabilities to cyber attacks.
Significant exercises of stock options or conversion of convertible debt could adversely affect the market price of the Company’s Common Stock. As of December 31, 2016, the Company had 17,400,705 shares of Common Stock issued and outstanding; however, the total number of shares of the Company’s Common Stock issued and outstanding does not include shares reserved for issuance under the Company’s stock plans, including upon the exercise of options issued under such plans, or shares issuable upon the exchange or conversion of the Company’s convertible debt. The exercise of outstanding options, the issuance of shares reserved for issuance under the Company’s Stock Plans and the conversion of convertible debt instruments could adversely affect the price of the Company’s Common Stock, will reduce the percentage of Common Stock held by the Company’s current stockholders and may cause its current stockholders to suffer significant dilution, which may adversely affect the market.
The Company’s ability to access capital markets could be limited. From time to time, the Company may need to access the capital markets to obtain long-term and short-term financing. However, the Company’s ability to access the capital markets for long-term financing could be limited by among other things, oil and gas prices, its existing capital structure, its credit ratings and the health of the shipping, response and overall oil and gas industry. In addition, many of the factors that affect the Company’s ability to access the capital markets, such as the liquidity of the overall capital markets and the state of the economy and oil and gas industry, are outside of the Company’s control. To the extent required to do so, no assurance can be given that the Company will be able to access to the capital markets on acceptable terms.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Offshore support vessels, inland river towboats and barges, product tankers, harbor and offshore towboats and barges, RORO vessels and barges, terminals and manufacturing and servicing facilities are the principal physical properties owned by the Company and are more fully described in “Offshore Marine Services,” “Inland River Services,” “Shipping Services” and “Illinois Corn Processing” in “Item 1. Business.”

ITEM 3.	LEGAL PROCEEDINGS
On December 15, 2010, both ORM and NRC, were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order, discussed in turn below. The Company has continually taken the position that all of the B3 claims asserted against ORM and NRC have no merit. On February 16, 2016, all but eleven B3 claims against ORM and NRC were dismissed with prejudice, whether by joinder in the master complaint, individual complaint, or otherwise (the “B3 Dismissal Order”). The deadline for Plaintiffs to appeal the B3 Dismissal Order has passed and the Company continues to evaluate how this ruling will impact the individual civil actions. On April 8, 2016, the Court entered an order establishing a summary judgment briefing schedule as to the remaining eleven B3 claimants (the “Remaining Eleven Plaintiffs”). The Clean-Up Responder Defendants, including ORM and NRC, filed an omnibus motion for summary judgment as to the Remaining Eleven Plaintiffs on May 9, 2016. Following briefing by the parties, on August 2, 2016, the Court granted the omnibus motion as it concerns ORM and NRC in its entirety, dismissing the Remaining Eleven Plaintiffs’ against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). To date, no appeal has been filed and the deadline to appeal has expired.
As noted above, various civil actions concerning the Deepwater Horizon clean-up have been consolidated with the MDL and stayed. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.) (the “Johnson Action”), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On March 29, 2016, the Court issued a pretrial order for disclosures clarifying the basis for the non-governmental economic property damage claims asserted in the MDL, termed the “B1” claims, and ordered plaintiffs to come forward with specific information in a sworn statement in support of their claims. On July 14, 2016, the Court dismissed all claimants who had failed to comply with the terms of the aforementioned pretrial order, and the plaintiff in the Johnson Action failed to submit the requisite sworn statement. Liaison Counsel confirmed the dismissal of the Johnson Action in a Status Report submitted to the Court on February 14, 2017. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.) (the “Black Action”), which is a suit by an individual who is seeking damages for, among other things, lost income because he allegedly could not find work in the fishing industry after the oil spill and exposure during the spill. The B3 exposure claims against ORM and NRC in the Black Action have been dismissed by virtue of the B3 Dismissal Order. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. Ms. Sanchez’s B3 claim against ORM has been dismissed by virtue of the B3 Dismissal Order. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.) (the “Dillon Action”), which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On March 28, 2017 the Court entered an order dismissing, with prejudice, plaintiffs claims asserted in the Dillon action against ORM. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.) (the “Fitzgerald Action”), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. While the decedent in the Fitzgerald Action’s claims against ORM and NRC were dismissed by virtue of the Remaining Eleven Plaintiffs’ Dismissal Order, the claim as against the Company remains stayed. The Company continues to evaluate the impact of the B3 Dismissal Order, the Remaining Eleven Plaintiffs’ Dismissal Order, and other developments in the MDL, including the settlements discussed below, on these individual actions. A status conference with the Court took place on February 17, 2017 and the Court indicated it will be issuing new pretrial orders in connection with the remaining claims in the MDL. The Company is unable to estimate the potential exposure, if any, resulting from these matters, to the extent they remain viable, but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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
During 2012, the Company sold NRC, NRC Environmental Services Inc., SEACOR Response Ltd., and certain other subsidiaries to JFL, a leading, middle-market private equity firm (the “SES Business Transaction”). In connection with the SES Business Transaction, the Company remains contingently liable for certain obligations, including potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response. Pursuant to the agreement governing the sale, the Company’s potential liability to the purchaser may not exceed the consideration received by the Company for the SES Business Transaction. The Company is currently indemnified under contractual agreements with BP for the potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response.
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
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Officers of SEACOR serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of SEACOR as of December 31, 2016 were as follows:

Name	Age	Position
Charles Fabrikant	72
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

Matthew Cenac	51
Executive Vice President and Chief Financial Officer of SEACOR since February 23, 2015, from August 2014 to February 2015, Senior Vice President and Chief Financial Officer and, from September 2005 to August 2014, Vice President and Chief Accounting Officer. From June 2003, when he joined SEACOR, to August 2005, Mr. Cenac was Corporate Controller of SEACOR. In addition, Mr. Cenac is an officer and director of certain SEACOR subsidiaries.

Eric Fabrikant	36
Chief Operating Officer of SEACOR since February 23, 2015, from May 2009 through February 2015, Vice President of SEACOR. From 2004 through May 2009, Mr. Fabrikant held various positions at Nabors Industries. In addition, Mr. Fabrikant is an officer and director of certain SEACOR subsidiaries.

John Gellert	46
Chief Operating Officer of SEACOR since February 23, 2015, from May 2004 to February 2015, Senior Vice President of SEACOR. In July 2005, Mr. Gellert was appointed President of SEACOR’s Offshore Marine Services’ segment, a capacity in which he still serves. Since June 1992, when Mr. Gellert joined SEACOR, until July 2005, he had various financial, analytical, chartering and marketing roles within SEACOR. In addition, Mr Gellert is an officer and director of certain SEACOR subsidiaries.

Bill Long	50
Executive Vice President, Chief Legal Officer and Corporate Secretary of SEACOR since April 2016. From August 2015 to April 2016, Mr. Long served as Senior Vice President, General Counsel and Secretary of GulfMark Offshore, Inc. Mr. Long was employed by Diamond Offshore Drilling, Inc, from March 1997 through June 2014, last holding the position of Senior Vice President, General Counsel and Secretary from October 2006 until June 2014.

Bruce Weins	48
Senior Vice President and Chief Accounting Officer of SEACOR since February 23, 2015 From July 2005 to February 2015, Mr. Weins was Corporate Controller of SEACOR. Mr. Weins served as Controller of Seabulk International, Inc. (“Seabulk”) from January 2005 to July 2005 when it merged with SEACOR. Prior to joining Seabulk, from September 1995 to December 2004, Mr. Weins was employed by Deloitte & Touche LLP, most recently as a Senior Manager. In addition, Mr. Weins is an officer and director of certain SEACOR subsidiaries.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for the Company’s Common Stock
SEACOR’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “CKH.” Set forth in the table below for the periods presented are the high and low sale prices for SEACOR’s Common Stock.

	HIGH	LOW
Fiscal Year Ending December 31, 2017:
First Quarter (through March 28, 2017)	$76.32	$63.88
Fiscal Year Ending December 31, 2016:
First Quarter	$54.69	$41.24
Second Quarter	$62.93	$50.85
Third Quarter	$61.13	$53.89
Fourth Quarter	$73.52	$45.49
Fiscal Year Ending December 31, 2015:
First Quarter	$76.11	$67.36
Second Quarter	$78.95	$67.91
Third Quarter	$71.04	$58.00
Fourth Quarter	$67.60	$49.80
As of March 28, 2017, there were 213 holders of record of Common Stock.
The Company has not paid cash dividends to holders of its common stock during the past two years and currently does not intend on paying any such dividend for the foreseeable future. Any payment of future dividends will be at the discretion of SEACOR’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and contractual restrictions, including the provisions of the Company’s other then-existing indebtedness. The payment of future cash dividends, if any, would be made only from assets legally available.

Performance Graph
Set forth in the graph below is a comparison of the cumulative total return that a hypothetical investor would have earned assuming the investment of $100 over the five-year period commencing on December 31, 2011 in (i) the Common Stock of the Company, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the Simmons Offshore Transportation Services Index, an index of oil service companies published by Simmons and Company International Limited (the “Simmons Peer Index”). The information set forth in the graph below shall be considered “furnished” but not “filed” for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934.

	Total Return Since December 31,(1)
	2011	2012	2013	2014	2015	2016
Company	100	100	140	113	81	110
S&P 500	100	116	154	175	177	198
Simmons Peer Index(2)	100	109	144	102	110	41
_____________________

(1)	Assumes the reinvestment of dividends.

(2)
Simmons Peer Index includes the following companies: Bourbon S.A., Bristow Group Inc., PHI Inc., Tidewater Inc., GulfMark Offshore, Inc., Kirby Corporation, Hornbeck Offshore Services, Inc., Solstad Offshore ASA and DOF ASA.

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
During the year ended December 31, 2016, the Company acquired no shares of Common Stock for treasury under the Securities repurchase plan. During the years ended December 31, 2015 and 2014, the Company acquired for treasury 1,162,955 and 2,531,324 shares of Common Stock, respectively, for an aggregate purchase price of $72.4 million and $195.3 million, respectively. On November 15, 2016, SEACOR’s Board of Directors increased the Company’s repurchase authority for the Securities to $150.0 million. As of December 31, 2016, SEACOR had remaining authorization for Securities repurchases of $147.0 million.
During the years ended December 31, 2016 and 2015, the Company acquired for treasury 47,455 and 40,859 shares of Common Stock, respectively, for aggregate purchase prices of $2.4 million and $3.0 million, respectively, from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. During the year ended December 31, 2014, the Company acquired for treasury 26,792 shares of Common Stock for an aggregate purchase price of $2.0 million upon the exercise of certain stock options by the Company’s Executive Chairman and Chief Executive Officer. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors.
This following table provides information with respect to purchases by the Company of shares of its Common Stock during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs
10/01/16 – 10/31/16	—	$—	—	$48,916,760
11/01/16 – 11/30/16	—	$—	—	$150,000,000
12/01/16 – 12/31/16	—	$—	—	$147,031,125

ITEM 6.	SELECTED FINANCIAL DATA
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

	Years Ended December 31,
	2016	2015	2014	2013	2012
Operating Revenues:
Offshore Marine Services	$215,636	$368,868	$529,944	$567,263	$519,817
Inland River Services	167,543	230,482	253,150	215,613	226,561
Shipping Services	229,643	227,142	214,316	194,184	180,036
Illinois Corn Processing	177,401	166,905	236,293	193,682	188,650
Witt O’Brien’s (1)	42,916	49,984	27,691	—	40,613
Other	482	14,506	62,045	79,532	155,118
Eliminations and Corporate	(2,636)	(3,151)	(4,045)	(3,002)	(2,498)
	$830,985	$1,054,736	$1,319,394	$1,247,272	$1,308,297
Operating Income (Loss)	$(172,547)	21,125	$165,243	$100,042	$56,405
Other Income (Expenses):
Net interest expense	$(30,387)	(23,277)	$(23,970)	$(27,125)	$(20,531)
Other (2)	(59,314)	(28,646)	21,962	(5,285)	18,698
	$(89,701)	$(51,923)	$(2,008)	$(32,410)	$(1,833)
Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$(215,897)	$(68,782)	$100,132	$47,195	$25,343
Discontinued operations	—	—	—	(10,225)	35,872
	$(215,897)	$(68,782)	$100,132	$36,970	$61,215
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$(12.76)	$(3.94)	$5.18	$2.37	$1.24
Discontinued operations	—	—	—	(0.51)	1.76
	$(12.76)	$(3.94)	$5.18	$1.86	$3.00
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$(12.76)	$(3.94)	$4.71	$2.32	$1.22
Discontinued operations	—	—	—	(0.50)	1.73
	$(12.76)	$(3.94)	$4.71	$1.82	$2.95
Statement of Cash Flows Data – provided by (used in):
Operating activities:
Continuing operations	$51,155	$171,157	$191,382	$185,026	$81,487
Discontinued operations	—	—	—	24,298	189,216
Investing activities:
Continuing operations	(111,992)	(158,384)	(224,358)	(130,768)	(138,629)
Discontinued operations	—	—	—	(8,502)	(7,665)
Financing activities:
Continuing operations	(67,037)	85,166	(57,175)	222,574	(247,528)
Discontinued operations	—	—	—	(14,017)	(12,919)
Effects of exchange rate changes on cash and cash equivalents:
Continuing operations	(2,491)	(2,113)	(3,101)	477	2,087
Discontinued operations	—	—	—	143	673
Capital expenditures of continuing operations (included in investing activities)	(358,413)	(295,930)	(360,637)	(195,901)	(239,350)
Balance Sheet Data (at period end):
Cash and cash equivalents, restricted cash, marketable securities and title XI and construction reserve funds	$673,593	$923,617	$786,644	$825,641	$493,786
Total assets	2,862,321	3,185,419	3,234,373	3,103,165	3,677,792
Long-term debt, less current portion	848,771	1,034,859	823,723	821,166	645,437
Total SEACOR Holdings Inc. stockholders’ equity	1,060,892	1,270,820	1,399,494	1,400,852	1,713,654

______________________

(1)
On December 31, 2012, the Company contributed its interest in O’Brien’s Response Management Inc. to Witt Group Holdings, LLC, which was renamed Witt O’Brien’s, in exchange for a 54.2% noncontrolling economic interest. On July 11, 2014, the Company acquired a 100% controlling interest in Witt O’Brien’s.

(2)	Other principally includes unrealized and realized gains and losses from debt extinguishment, marketable securities, derivatives and foreign currency transactions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the three years in the period ended December 31, 2016, and its financial condition as of December 31, 2016. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements. See “Forward Looking Statements” included elsewhere in this Annual Report on Form 10-K.
Overview
The Company’s operations are divided into six main business segments – Offshore Marine Services, Inland River Services, Shipping Services, Illinois Corn Processing and Witt O’Brien’s. The Company also has activities that are referred to and described under Other that primarily includes lending and leasing activities and noncontrolling investments in various other businesses.
Consolidated Results of Operations
Consolidating segment tables for each period presented below is included in Part IV “Note 17. Major Customers and Segment Information” of this Annual Report on Form 10-K.
Offshore Marine Services
The market for offshore oil and gas drilling has historically been cyclical. Demand for offshore support vessels tends to be linked to the price of oil and gas as those prices significantly impact the Company’s customers’ exploration and drilling activity levels. Oil and gas prices tend to fluctuate based on many factors, including global economic activity, levels of reserves and production activity. Price levels for oil and gas have and will continue to in and of themselves influence demand for offshore marine services. In addition to the price of oil and gas, the availability of acreage, local tax incentives or disincentives, drilling moratoriums and other regulatory actions, and requirements for maintaining interests in leases affect activity in the offshore oil and gas industry. Factors that influence the level of offshore exploration and drilling activities include:

•	expectations as to future oil and gas commodity prices;

•	customer assessments of offshore drilling prospects compared with land-based opportunities, including newer or unconventional opportunities such as shale;

•	customer assessments of cost, geological opportunity and political stability in host countries;

•	worldwide demand for oil and natural gas;

•	the ability or willingness of OPEC to set and maintain production levels and pricing;

•	the level of oil and natural gas production by non-OPEC countries;

•	the relative exchange rates for the U.S. dollar; and

•	various United States and international government policies regarding exploration and development of oil and gas reserves.
Offshore oil and gas market conditions deteriorated beginning in 2014 and continued to deteriorate in 2016 when oil prices hit a twelve-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. This decline in oil and gas prices led to a decrease in offshore drilling and associated activity. In the U.S. Gulf of Mexico, operating results for all of the Company’s offshore support vessel classes were negatively impacted as oil producing companies focused on cost reduction and cut capital spending budgets. Market conditions in international regions were also weaker in 2015, with this weakness continuing into 2016; however, operating results were partially supported by positive contract coverage in certain international regions. As of December 31, 2016, oil prices had increased from February 2016 lows to a price of approximately $54 per barrel; however, Offshore Marine Services has not yet experienced a corresponding increase in vessel utilization and day rates.
Certain macro drivers somewhat independent of oil and gas prices have the ability to continue to support the Company’s business, including: (i) underspending by oil producers during the current industry downturn leading to pent up demand for maintenance and growth capital expenditures; and (ii) improved extraction technologies. While alternative forms of energy may gain a foothold in the very long-term, for the foreseeable future, the Company believes demand for gasoline and oil will increase, as well as demand for electricity from natural gas.
Low oil prices and the subsequent decline in offshore exploration have forced many operators in the industry to restructure or liquidate assets. We continue to closely monitor the delivery of newly built offshore support vessels to the industry-wide fleet, which is creating situations of oversupply, thereby further lowering the demand for the Company’s existing offshore support vessel fleet. A continuation of (i) weak oil and gas prices leading to lower customer exploration and drilling activity levels, and (ii) the increasing size of the global offshore support vessel fleet as newly built vessels are placed into service could, in isolation or together, have a material adverse effect on the Company’s results of operations, financial position and cash flows.
The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of December 31, 2016, 49 of 133 owned and leased-in vessels were cold-stacked worldwide, and eight had been retired and removed from service.
Potential Spin-off of Offshore Marine Services
On December 1, 2015, SMHI issued the 3.75% Subsidiary Convertible Notes to investment funds managed and controlled by The Carlyle Group. The transaction contemplates the potential separation of SMHI from the Company via the SMHI Spin-off. SEACOR has determined to pursue the SMHI Spin-off by means of a distribution of all of the outstanding shares of common stock of SMHI on a pro rata basis to all of the holders of common stock of SEACOR and has filed the Registration Statement with the U.S. Securities and Exchange Commission in connection with the SMHI Spin-off. There can be no assurance that the SMHI Spin-off will be consummated as currently contemplated or at all, or if it is consummated as to the timing thereof. To the extent a SMHI Spin-off does not occur prior to January 11, 2018, the holders of the 3.75% Subsidiary Convertible Senior Notes may require the Company to purchase for cash all or part of the notes at par, plus accrued and unpaid interest, on that date; however, if the SMHI Spin-off is consummated, this requirement to repurchase the 3.75% Subsidiary Senior Notes would immediately terminate. SEACOR continues to provide Offshore Marine Services administrative services and support business development initiatives and, if the SMHI Spin-off were to occur, would likely continue to do so during a transition period for some time after a SMHI Spin-off.
Results of Operations
The number and type of vessels operated, their rates per day worked and their utilization levels are the key determinants of Offshore Marine Services’ operating results and cash flows. Unless a vessel is cold-stacked, there is little reduction in daily running costs and, consequently, operating margins are most sensitive to changes in rates per day worked and utilization.
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

As a result of continued weak conditions in the offshore oil and gas markets and the corresponding reductions in utilization and rates per day worked experienced by its fleet, the Company has identified indicators of impairment for certain of its owned vessel classes and individual offshore support vessels. When reviewing its fleet for impairment, the Company groups vessels with similar operating and marketing characteristics, including cold-stacked vessels expected to return to active service, into vessel classes. All other vessels, including vessels retired and removed from service, are evaluated for impairment on a vessel by vessel basis.
During the year ended December 31, 2016, the Company determined the carrying values of its anchor handling towing supply fleet, supply fleet, liftboat fleet, retired and removed from service vessels, and certain other individual vessels were not recoverable based on its estimate of their future undiscounted cash flows. As a result, and as described in more detail below, the Company recognized aggregate impairment charges of $119.7 million to reduce their carrying values to estimated fair value based on values established by independent appraisers and other market data such as recent sales of similar vessels. The valuation methodology applied by the appraisers was an estimated cost approach less (i) estimated economic depreciation for comparably aged and conditioned assets and (ii) estimated economic obsolescence based on market data or utilization trending of the vessels over the prior two years compared with 2014 (see “Time Charter Operating Data” below for historical fleet utilization statistics and “Note 10. Fair Value Measurements” in the Company’s audited consolidated financial statements included in Part IV of this Annual Report on Form 10-K for its fair value measurement determinations). If market conditions further decline from the depressed utilization and rates per day worked experienced over the last two years, fair values based on future appraisals could decline significantly.
During the year ended December 31, 2016, the Company retired and removed eight vessels from service and recognized impairment charges of $20.7 million to reduce their carrying value to estimated fair value as described above.
With respect to vessels in active service and cold-stacked status, the Company recognized impairment charges of $62.8 million for its anchor handling towing supply fleet, $19.9 million for its liftboat fleet and $12.7 million for one specialty vessel to reduce their carrying values to estimated fair value as described above. The difference between the estimated fair values for these vessels compared with their carrying values was more pronounced given their age, short remaining useful lives and current low utilization levels. As of December 31, 2016, the Company’s anchor handling towing supply fleet and liftboat fleet had average expected remaining lives of approximately four and six years, respectively, while the impaired specialty vessel had an expected remaining life of six years. In addition, the Company recognized other impairments of $3.6 million.
The Company’s other vessel classes and other individual vessels in active service and cold-stacked status, for which no impairment was deemed necessary, have generally experienced a less severe decline in utilization and rates per day worked based on specific market factors. The market factors include vessels with more general utility to a broad range of customers (e.g., fast support vessels), vessels required for customers to meet regulatory mandates and operating under multiple year contracts (e.g., standby safety vessels) or vessels that service customers outside of the offshore oil and gas market (e.g., wind farm utility vessels). For these vessels, the Company determined that future undiscounted cash flows held constant at levels of utilization and rates per day worked experienced in 2016 would recover their current carrying values over their expected remaining useful lives (see “Time Charter Operating Data” below for 2016 fleet statistics). The Company assumed that future utilization and rates per day worked will, at a minimum, maintain levels experienced in 2016 based on the market factors discussed above.
The Company’s estimates of undiscounted cash flows are highly subjective as future utilization and rates per day worked are uncertain, including the timing of an estimated market recovery in the offshore oil and gas markets and the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, changes in the Company’s expectations on future cash flows may result in it recognizing additional impairment charges related to its long-lived assets in future periods.

For the years ended December 31, the results of operations for Offshore Marine Services were as follows:

	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	32,856	15	118,751	32	229,859	43
Africa, primarily West Africa	37,562	17	57,252	16	70,841	14
Middle East and Asia	53,887	25	63,492	18	68,511	13
Brazil, Mexico, Central and South America	10,209	5	27,785	7	49,496	9
Europe, primarily North Sea	81,122	38	101,588	27	111,237	21
	215,636	100	368,868	100	529,944	100
Costs and Expenses:
Operating:
Personnel	95,144	44	150,606	41	188,284	36
Repairs and maintenance	21,282	10	36,371	10	49,304	9
Drydocking	7,821	4	17,781	5	38,625	7
Insurance and loss reserves	5,682	2	9,898	3	14,108	3
Fuel, lubes and supplies	12,088	6	20,762	5	28,723	5
Leased-in equipment	17,577	8	22,509	6	27,479	5
Brokered vessel activity	129	—	395	—	54	—
Other	7,202	3	17,650	5	18,515	4
	166,925	77	275,972	75	365,092	69
Administrative and general	49,308	23	53,085	14	58,353	11
Depreciation and amortization	58,069	27	61,729	17	64,615	12
	274,302	127	390,786	106	488,060	92
Gains (Losses) on Asset Dispositions and Impairments, Net	(116,222)	(54)	(17,017)	(5)	26,545	5
Operating Income (Loss)	(174,888)	(81)	(38,935)	(11)	68,429	13
Other Income (Expense):
Derivative gains (losses), net	2,995	1	(2,766)	—	(171)	—
Foreign currency losses, net	(3,312)	(2)	(27)	—	(1,375)	—
Other, net	(1,490)	—	261	—	14,671	3
Equity in Earnings (Losses) of 50% or Less Owned Companies	(6,314)	(3)	8,757	2	10,468	2
Segment Profit (Loss)(1)	(183,009)	(85)	(32,710)	(9)	92,022	18
______________________

(1)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV “Note 12. Noncontrolling Interests in Subsidiaries” included in this Annual Report on Form 10-K.

Operating Revenues by Type. The table below sets forth, for the years indicated, operating revenues earned by type.

	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	28,902	13	111,892	30	218,270	41
Africa, primarily West Africa	36,706	17	53,724	15	66,198	12
Middle East and Asia	41,657	19	48,541	13	57,788	11
Brazil, Mexico, Central and South America	196	—	17,585	5	44,052	8
Europe, primarily North Sea	78,866	37	99,148	27	108,804	21
Total time charter	186,327	86	330,890	90	495,112	93
Bareboat charter	8,833	4	8,598	2	4,671	1
Brokered vessel activity	145	—	435	—	—	—
Other marine services	20,331	10	28,945	8	30,161	6
	215,636	100	368,868	100	529,944	100

Time Charter Operating Data. The table below sets forth the average rates per day worked, utilization and available days data for Offshore Marine Services’ owned and leased-in vessels available for time charter in the periods indicated. The rate per day worked is the ratio of total time charter revenues to the aggregate number of days worked. Utilization is the ratio of aggregate number of days worked to total available days for all vessels. Unless vessels have been retired and removed from service, available days represents the total calendar days for which vessels were owned or leased-in by Offshore Marine Services whether marketed, under repair, cold-stacked or otherwise out-of-service.

	2016	2015	2014
Rates Per Day Worked:
Anchor handling towing supply	$18,953	$27,761	$25,839
Fast support	7,740	9,069	9,235
Standby safety	9,121	10,293	10,819
Supply	6,121	10,821	14,201
Specialty	23,088	22,605	29,558
Liftboats	14,795	20,524	23,074
Overall Average Rates Per Day Worked (excluding wind farm utility)	10,059	13,659	15,275
Wind farm utility	2,290	2,482	2,607
Overall Average Rates Per Day Worked	7,114	10,079	12,011
Utilization:
Anchor handling towing supply	31%	59%	80%
Fast support	60%	67%	75%
Standby safety	79%	84%	87%
Supply	29%	66%	82%
Specialty	50%	60%	50%
Liftboats	5%	28%	65%
Overall Fleet Utilization (excluding wind farm utility)	47%	64%	78%
Wind farm utility	75%	84%	90%
Overall Fleet Utilization	54%	69%	81%
Available Days:
Anchor handling towing supply	5,777	5,475	5,998
Fast support	9,967	8,460	10,045
Standby Safety	8,117	8,760	8,760
Supply	4,381	5,821	7,933
Specialty	1,159	1,095	1,095
Liftboats	5,490	5,475	5,475
Overall Fleet Available Days (excluding wind farm utility)	34,891	35,086	39,306
Wind farm utility	13,270	12,575	11,741
Overall Fleet Available Days	48,161	47,661	51,047
2016 compared with 2015
Operating Revenues. Operating revenues were $153.2 million lower in 2016 compared with 2015. Time charter revenues were $144.6 million lower in 2016 compared with 2015.
Excluding the contribution of the wind farm utility vessels, fleet utilization was 47% in 2016 compared with 64% in 2015 and average rates per day worked were $10,059 in 2016 compared with $13,659 in 2015, a decrease of $3,600 per day or 26%. The number of days available for charter was 34,891 in 2016 compared with 35,086 in 2015, a decrease of 195 days or 1%.
In the U.S. Gulf of Mexico, time charter revenues were $83.0 million lower in 2016 compared with 2015 due to a $43.8 million reduction from anchor handling towing supply vessels, a $27.7 million reduction from the liftboat fleet, a $6.8 million reduction from fast support vessels and a $4.7 million reduction from supply vessels. Time charter revenues were $75.0 million lower due to reduced utilization, of which $72.2 million was a consequence of cold-stacking vessels and $2.8 million for vessels in active service. In addition, time charter revenues were $1.3 million lower due to reduced average day rates, $4.0 million lower due to net fleet dispositions and $2.7 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. As of December 31, 2016, the Company had 40 of 44 owned and leased-in vessels (nine anchor handling towing supply, 14 fast support, one supply, one specialty and 15 liftboats) cold-stacked in this region compared with 22 of 33 owned and leased-in vessels (five anchor handling towing supply, three fast support, three supply and eleven liftboats) as of December 31, 2015. On December 31, 2016, the Company retired and removed from service one anchor handling towing supply vessel in this region.
In Africa, time charter revenues were $17.0 million lower in 2016 compared with 2015. Time charter revenues were $11.0 million lower due to reduced utilization, of which $8.0 million was a consequence of cold-stacking vessels and $3.0 million for vessels in active service, $5.6 million lower due to a decrease in average day rates, $0.3 million lower due net fleet dispositions and $0.1 million lower due to the repositioning of vessels between geographic regions. As of December 31, 2016, the Company had three of twelve owned and leased-in vessels (two anchor handling towing supply and one specialty) cold-stacked in this region compared with two of 15 owned and leased-in vessels (two fast support) as of December 31, 2015. On December 31, 2016, the Company retired and removed from service four vessels (two fast support and two supply) in this region.
In the Middle East and Asia, time charter revenues were $6.9 million lower in 2016 compared with 2015. Time charter revenues were $4.1 million lower due to the effect of cold-stacking vessels, $3.8 million lower due to reduced average day rates and $1.7 million due to the repositioning of vessels between geographic regions. Time charter revenues were $2.7 million higher due to net fleet additions. As of December 31, 2016, the Company had five of 19 owned vessels (two supply, one specialty and two windfarm utility) cold-stacked in this region compared with two of 21 owned vessels (one anchor handling towing supply and one supply) as of December 31, 2015. On December 31, 2016, the Company retired and removed two vessels (one anchor handling towing supply and one specialty) from service in this region.
In Brazil, Mexico, Central and South America, time charter revenues were $17.4 million lower in 2016 compared with 2015. Time charter revenues were $3.0 million lower due to fleet dispositions, $2.0 million lower due to the repositioning of vessels between geographic regions, and $12.4 million lower due to the cessation of time chartering activities in the region. During the first quarter of 2016, two of the vessels operating in the region commenced bareboat charters. In addition, during 2016 four vessels concluded their bareboat charter in the region and were mobilized to the U.S. Gulf of Mexico where three were cold-stacked and one was retired and removed from service. As of December 31, 2016, the Company had one of three owned vessels (one fast support) cold-stacked in this region compared with none of six owned and leased-in vessels as of December 31, 2015. On December 31, 2016, the Company retired and removed from service one supply vessel in this region.
    In Europe, excluding wind farm utility vessels, time charter revenues were $17.5 million lower in 2016 compared with 2015. Time charter revenues were $2.7 million lower due to reduced utilization, $1.1 million lower due to reduced average day rates, $7.2 million lower due to unfavorable changes in currency exchange rates and $6.5 million lower due to fleet dispositions. For the wind farm utility vessels, time charter revenues were $2.8 million lower. Time charter revenues were $2.5 million lower due to reduced utilization, $2.5 million lower due to unfavorable changes in currency exchange rates and $0.3 million lower due to the repositioning of vessels between geographic regions. Time charter revenues were $1.2 million higher due to improved average day rates and $1.3 million higher due to fleet additions.
Other operating revenues were $8.6 million lower in 2016 compared with 2015 primarily due to reduced activity levels.
Operating Expenses. Operating expenses were $109.0 million lower in 2016 compared with 2015. On an overall basis, operating expenses were $14.7 million lower due to net fleet dispositions, $47.5 million lower due to the effect of cold-stacking vessels, $24.6 million lower for vessels in active service, $6.3 million lower due to the change in contract status of two vessels from time charter to bareboat charter during the first quarter of 2016, $9.0 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $6.9 million lower due to the recognition in 2015 of a charge for the Company’s share of a funding deficit arising from the March 2014 actuarial valuation of the Merchant Navy Ratings Pension Fund ("MNRPF").
Personnel costs were $5.6 million lower due to net fleet dispositions, $26.8 million lower due to the effect of cold-stacking vessels, $8.9 million lower for vessels in active service primarily due to favorable changes in currency exchange rates partially offset by increased seafarer compensation costs, $3.0 million lower due to the change in contract status of two vessels from time charter to bareboat charter during the first quarter of 2016, $4.3 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $6.9 million lower due to the aforementioned recognition of a charge in 2015 for the Company’s share of a funding deficit arising from the March 2014 actuarial valuation of the MNRPF. Repairs and maintenance costs were $0.9 million lower due to net fleet dispositions, $5.9 million lower due to the effect of cold-stacking vessels, $2.1 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $6.2 million lower for vessels in active service. Drydocking expenses were $10.0 million lower due to reduced drydocking activity. Insurance and loss reserves expenses were $4.2 million lower and fuel, lubes and supplies expenses were $8.7 million lower primarily due to the effect of cold-stacking vessels and for vessels in active service. Leased-in equipment expenses were $4.9 million lower primarily due to an overall reduction in the number of leased-in vessels.
Administrative and General. Administrative and general expenses were $3.8 million lower in 2016 compared with 2015 primarily due to a reduction in shore side personnel costs partially offset by higher allowances for doubtful accounts.

Gains (Losses) on Asset Dispositions and Impairments, Net. During 2016, the Company sold nine offshore support vessels and other equipment for net proceeds of $41.4 million and gains of $3.5 million, all of which were recognized currently. In addition, the Company recognized impairment charges of $119.7 million primarily associated with its anchor handling towing supply fleet, liftboat fleet and one specialty vessel. During 2015, the Company sold two offshore support vessels and other equipment for net proceeds of $15.7 million and gains of $0.9 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $2.6 million and recorded impairment charges of $20.5 million, of which $7.1 million was related to the suspended construction of two offshore support vessels and the removal from service of one leased-in offshore support vessel and other marine equipment spares, and $13.4 million was related to Offshore Marine Services' goodwill as a consequence of continuing difficult market conditions.
Operating Income (Loss). Excluding the impact of gains (losses) on asset dispositions and impairments, net, operating loss as a percentage of operating revenues was 27% in 2016 compared with operating loss as a percentage of operating revenues of 6% in 2015 primarily due to weaker market conditions.
Derivative Gains (Losses), net. During 2016, derivative gains were primarily due to unrealized gains on equity options. During 2015, derivative losses were primarily due to unrealized losses on equity options.
Foreign Currency Gains (Losses), net. During 2016, foreign currency losses were primarily due to the weakening of the pound sterling in relation to the euro underlying certain of the Company’s debt balances.
Other, net. During 2016, the Company recognized a reserve of $1.8 million for a note receivable from a third party following non-performance and a decline in the underlying collateral value.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During 2016, equity in losses was primarily related to an impairment charge of $6.4 million, net of tax, for an other-than-temporary decline in the fair value of its investment in Falcon Global LLC (“Falcon Global”).
2015 compared with 2014
Operating Revenues. Operating revenues were $161.1 million lower in 2015 compared with 2014. Time charter revenues were $164.2 million lower in 2015 compared with 2014.
Excluding the contribution of the wind farm utility vessels, fleet utilization was 64% in 2015 compared with 78% in 2014 and average rates per day worked were $13,659 in 2015 compared with $15,275 in 2014, a decrease of $1,616 per day or 11%. The number of days available for charter was 35,086 in 2015 compared with 39,306 in 2014, a decrease of 4,220 days or 11%.
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
In the Middle East and Asia, time charter revenues were $9.2 million lower in 2015 compared with 2014. Time charter revenues were $7.6 million lower due to reduced utilization, of which $3.1 million was a consequence of cold-stacking vessels and $4.5 million for vessels in active service, $6.0 million lower due to reduced average day rates, $1.0 million lower due to net fleet dispositions and $5.4 million higher due to the repositioning of vessels between geographic regions. As of December 31, 2015, the Company had two of 21 owned vessels cold-stacked in the region compared with none of 19 as of December 31, 2014.
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
Operating Expenses. Operating expenses were $89.1 million lower in 2015 compared with 2014. On an overall basis, operating expenses were $30.6 million lower due to net fleet dispositions, $27.4 million lower due to the effect of cold-stacking vessels, $23.6 million lower for vessels in active service, $14.4 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $6.9 million higher due to the recognition of a charge for the Company’s share of a funding deficit arising from the March 2014 actuarial valuation of the MNRPF.
Personnel costs were $14.4 million lower due to net fleet dispositions, $15.3 million lower due to the effect of cold-stacking vessels, $7.7 million lower for vessels in active service primarily due to favorable changes in currency exchange rates partially offset by increased seafarer compensation costs, $7.2 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $6.9 million higher due to the aforementioned recognition of a charge for the Company’s share of a funding deficit arising from the March 2014 actuarial valuation of the MNRPF. Repairs and maintenance costs were $3.6 million lower due to net fleet dispositions, $3.4 million lower due to the effect of cold-stacking vessels, $2.3 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $3.6 million lower for vessels in active service primarily due to reduced expenditures in all geographic regions except West Africa and the Middle East and Asia. Drydocking expenses were $20.8 million lower due to lower drydocking activity. Insurance and loss reserves expenses were $1.6 million lower due to the effect of cold-stacking vessels, $0.9 million lower due to net fleet dispositions and $1.7 million lower for vessels in active service. Fuel, lubes and supplies expenses were $2.4 million lower due to the effect of cold-stacking vessels, $1.3 million lower due to net fleet dispositions, $1.3 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix, and $3.0 million lower for vessels in active service. Leased-in equipment expenses were $5.0 million lower primarily due to an overall reduction in the number of leased-in vessels.
Administrative and General. Administrative and general expenses were $5.3 million lower in 2015 compared with 2014 primarily due to a reduction in shore side personnel costs and a provision for doubtful accounts in 2014.
Gains (Losses) on Asset Dispositions and Impairments, Net. During 2015, the Company sold two offshore support vessels and other equipment for net proceeds of $15.7 million and gains of $0.9 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $2.6 million and recorded impairment charges of $20.5 million, of which $7.1 million was related to the suspended construction of two offshore support vessels and the removal from service of one leased-in offshore support vessel and other marine equipment spares, and $13.4 million was related to Offshore Marine Services’ goodwill as a consequence of continuing difficult market conditions. During 2014, the Company sold 14 offshore support vessels and other equipment for net proceeds of $177.3 million and gains of $48.3 million, of which $13.5 million was recognized currently and $34.8 million was deferred. In addition, the Company recognized previously deferred gains of $13.0 million.
Operating Income (Loss). Excluding the impact of gains (losses) on asset dispositions and impairments, net, operating loss as a percentage of operating revenues was 6% in 2015 compared with operating income as a percentage of operating revenues of 8% in 2014. The decrease was primarily due to lower time charter revenues and the $6.9 million charge for funding the deficit in the MNRPF, partially offset by reductions in drydocking expenses and daily running costs as a consequence of cold-stacking additional vessels.
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

Inland River Services
The results of Inland River Services are primarily driven by its customers’ demand for inland river barge transportation equipment, which impacts prices, utilization and margins achieved. Factors that influence customer demand for equipment include:

•	the level of domestic and international production of the basic agricultural products to be transported (in particular, the yield from grain harvests);

•	the level of domestic and international consumption of agricultural products and the effect of these levels on the volumes of products that are physically moved into the export markets;

•	the level of domestic and worldwide demand for iron ore, steel, steel by-products, coal, ethanol, petroleum and other bulk commodities;

•	the strength or weakness of the U.S. dollar and its impact on the import and export markets; and

•	the cost of ocean freight and fuel.
Within the United States and international markets, other local factors also have an effect on prices, utilization and margins achieved including:

•	the supply of barges available to move the products;

•	impact of severe weather on the general operating conditions of the inland waterways;

•	the availability of qualified wheelhouse personnel;

•	the ability to position the barges to maximize efficiencies and utility in moving cargoes both northbound and southbound;

•	the cost of alternative forms of transportation (primarily rail) and capacities at export facilities;

•	general operating logistics on the river network including size and operating status of locks and dams;

•	the effect of river levels on the loading capacities of the barges in terms of draft restrictions; and

•	the potential for epidemic like viruses that impact food stock movements on the inland waterways.
Historically, activity levels for grain exports and non-grain imports are the key drivers in determining domestic dry-cargo barge freight rates. In 2016, the inland river dry-cargo barge market results were depressed as a consequence of a growing dry-cargo barge fleet caused by the addition of newly built dry-cargo barges and open hopper barges being converted to covered dry-cargo barges. The Company’s estimate of the current covered hopper fleet at the end of 2016 is in excess of 13,000, which is the fifth year in a row of growth of the industry-wide fleet. The increase in converted covered barges is primarily due to the reduction in demand for the movement of coal, which is transported in non-covered barges. During 2016, the domestic demand for coal movements declined by approximately 10 million tons as a result of coal powered utility closures and conversions to natural gas. U.S. steel mill run rates were approximately 70% of capacity as the market continued to work through import inventories from the prior year and an estimated loss of 1 million tons of steel imports into the U.S. Gulf of Mexico. Grain exports of corn, beans, and wheat through the U.S. Gulf of Mexico increased approximately 15% to just over 70 million metric tons. Back to back large crops in the U.S. and smaller crops in South America saw demand return to the U.S. midway through the second quarter of 2016. With 20% of the fleet idled during most of the first half of 2016, the improved export demand for corn and soybeans allowed much of the idled equipment to return to work by late June; however, the oversupply of barges limited the traditional freight spike seen at fall harvest when demand typically outpaces supply.
At the end of 2016, the average age of Inland River Services’ dry-cargo barge fleet on the U.S. Inland River Waterways was nine years old, which the Company believes is among the youngest fleets operating on the U.S. Inland River Waterways. The Company believes that approximately 22% of the dry-cargo barge fleet operating on the U.S. Inland River Waterways is over 20 years old. The Company believes the relatively young age of its dry-cargo barge fleet enhances its availability and reliability, reduces downtime for repairs and obviates, for the immediate future, the necessity of replacement capital expenditures to maintain its fleet size and revenue generating capacity.
Internationally, dry-cargo barge freight rates are driven by customer demand of equipment to move grain, iron ore and other bulk commodities and the supply of equipment to meet the demand for services. Recently, Inland River Services has experienced downward pricing pressures on freight rates as the demand for equipment to move agricultural products and iron ore has softened while additional equipment has been placed into service. During 2016, the market stabilized as equipment has been removed from service and agricultural products and iron ore pricing has begun to rise supporting renewed production and shipments.
The market for international liquid barge transportation has developed in Colombia with the largest customer moving to a double hull standard in the region.

During 2016, the Company’s high-speed multi-modal liquid terminal facility (“Gateway Terminals”) has handled ethanol exclusively.
Terminal operations experienced a 5.1% drop in throughput tonnages in 2016. The most significant decline was due to an 11% reduction in steel product throughput tonnage. New facilities at America’s Central Port in Madison, Illinois and at the Municipal River Terminal in St. Louis, Missouri are progressing and business is expected to increase as additional options are available to Inland River Services’ customers.
Inland River Services fleeting operations were impacted by lower barge volumes in and through St. Louis primarily as a consequence of less liquid barge traffic as a consequence of lower volumes of product being moved. During the fourth quarter of 2016, the fleeting operations expanded its footprint by acquiring a fleeting and switching business just south of St. Louis in Festus and Herculaneum, Missouri.
Results of Operations
Fleet size, equipment utilization levels from volumes of product moved and margins earned are the key determinants of Inland River Services’ operating results and cash flows. Increased demand for inland river transportation equipment generally leads to higher barge freight rates earned and higher activity levels generally leads to higher barge logistics. Adverse river conditions caused by severe weather can reduce volumes of product moved and increase barge logistics costs. Margins earned are also impacted by the success, or lack thereof, of coordinating cargo movements to minimize the repositioning costs of empty barges.
The aggregate cost of Inland River Services’ operations depends primarily on the size and mix of its fleet and the level of barge activity. Inland River Services’ operating costs and expenses are grouped into the following categories:

•	barge logistics (primarily towing, switching, fleeting and cleaning costs);

•	personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);

•	repairs and maintenance (primarily repairs and maintenance on towboats and barges, which are performed in accordance with planned maintenance programs);

•	insurance and loss reserves (primarily the cost of Hull and Machinery, Protection and Indemnity and Cargo insurance premiums and loss deductibles);

•	fuel, lubes and supplies;

•	leased-in equipment (includes the cost of leasing equipment, including bought-in freight and towboats); and

•	other (rail car logistics, property taxes, project costs and other).

For the years ended December 31, the results of operations for Inland River Services were as follows:

	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	162,703	97	228,019	99	252,013	100
Foreign	4,840	3	2,463	1	1,137	—
	167,543	100	230,482	100	253,150	100
Costs and Expenses:
Operating:
Barge logistics	73,836	44	91,452	40	108,705	43
Personnel	18,542	11	27,916	12	24,196	10
Repairs and maintenance	4,725	3	11,612	5	8,938	3
Insurance and loss reserves	2,869	2	3,831	2	4,071	2
Fuel, lubes and supplies	5,099	3	13,701	6	6,632	3
Leased-in equipment	9,826	6	7,864	3	10,886	4
Other	9,563	5	11,639	5	11,490	4
	124,460	74	168,015	73	174,918	69
Administrative and general	14,616	9	15,567	7	15,937	6
Depreciation and amortization	26,327	16	28,632	12	29,435	12
	165,403	99	212,214	92	220,290	87
Gains on Asset Dispositions and Impairments, Net	3,193	2	14,868	6	29,657	12
Operating Income	5,333	3	33,136	14	62,517	25
Other Income (Expense):
Derivative gains, net	—	—	294	—	—	—
Foreign currency gains (losses), net	1,722	1	(3,726)	(1)	(3,335)	(1)
Other, net	(4)	—	—	—	(38)	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	(15,944)	(9)	(31,200)	(14)	6,673	2
Segment Profit (Loss)(1)	(8,893)	(5)	(1,496)	(1)	65,817	26
______________________

(1)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV “Note 12. Noncontrolling Interests in Subsidiaries” included in this Annual Report on Form 10-K.
Operating Revenues by Service Line. The following table presents, for the years indicated, operating revenues by service line.

	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Dry-cargo barge pools	105,919	63	125,038	54	145,125	57
Charter-out of dry-cargo barges	3,631	2	3,794	1	4,278	2
Liquid unit tow operation	7,305	4	33,978	15	37,453	15
10,000 barrel inland river liquid tank barge operations	—	—	14,027	6	23,526	9
Terminal operations	26,645	16	22,657	10	18,225	7
Fleeting operations	13,070	8	15,549	7	17,394	7
Inland river towboat operations and other activities	10,973	7	15,439	7	7,149	3
	167,543	100	230,482	100	253,150	100

Dry Cargo Barge Pools Operating Data. The following table presents, for the years indicated, Inland River Services’ participation in tons moved and its available barge days in the dry cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	2016		2015		2014
	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	4,113	62	4,010	59	4,590	64
Non-Grain	2,542	38	2,783	41	2,604	36
	6,655	100	6,793	100	7,194	100

	Days		Days		Days
Available Barge Days	212,453		208,248		210,182
2016 compared with 2015
Operating Revenues. Operating revenues were $62.9 million lower in 2016 compared with 2015. Operating revenues were $19.1 million lower for the dry-cargo barge pools primarily due to reduced freight rates as a consequence of an oversupply of equipment. Operating revenues from liquid unit tow operations were $26.7 million lower primarily due to the sale of its equipment during the second quarter of 2016. Operating revenues from the 10,000 barrel inland river liquid tank barge operations were $14.0 million lower following the sale of its equipment during the third quarter of 2015. Operating revenues from terminal operations were $4.0 million higher primarily due to commencement of container movements in new terminal locations. Operating revenues from fleeting operations were $2.4 million lower primarily due to reduced demand for barge freight in the St. Louis harbor and reduced activity levels in the locking rivers north of St. Louis. Operating revenues from inland river towboat operations and other activities were $4.5 million lower primarily due to the completion of machine and repair services provided to third parties in the prior year.
Operating Expenses. Operating expenses were $43.6 million lower in 2016 compared with 2015. Barge logistics expenses were $17.6 million lower primarily due to lower towing and switching costs for the dry-cargo barge pools as a consequence of lower activity levels, reduced towing rates and lower costs associated with the 10,000 barrel inland river liquid tank barge operations following the sale of its equipment during the third quarter of 2015. Personnel costs were $9.4 million lower primarily due to the sale of the liquid unit tow operation equipment during the second quarter of 2016. Repairs and maintenance costs were $6.9 million lower primarily due to U.S. Coast Guard inspections and related repair expenses for the 10,000 barrel inland river liquid tank barge and liquid unit tow operations in the comparable periods. Fuel, lubes and supplies were $8.6 million lower primarily due to the completion of machine and repair services provided to third parties in the prior year. Leased-in equipment expenses were $2.0 million higher primarily due to equipment necessary to handle the Company’s container movement business line and an increase in bought in freight expense for the dry-cargo pool. Other operating expenses were $2.1 million lower primarily due to reduced expenses associated with the 10,000 barrel inland river liquid tank barge operations following the sale of its equipment during the third quarter of 2015.
Depreciation and Amortization. Depreciation and amortization expenses were $2.3 million lower in 2016 compared with 2015 primarily due to sale of the equipment used in the liquid unit tow operations.
Gains on Asset Dispositions and Impairments, Net. During 2016, the Company sold 19 30,000 barrel inland river liquid tank barges, one 30,000 barrel inland river liquid tank barge currently under construction, the rights to eight leased-in 30,000 barrel inland river liquid tank barges, 14 inland river towboats and other equipment for net proceeds of $90.0 million and gains of $1.9 million, all of which were recognized currently. In addition, the Company recognized an impairment charge of $1.1 million related to equipment under construction and previously deferred gains of $2.4 million. During 2015, the Company sold 35 10,000 barrel inland river tank barges, twelve inland river deck barges and other equipment, and sold and leased back four inland river towboats, for net proceeds of $81.5 million and gains of $17.7 million, of which $11.7 million were recognized currently and $6.0 million were deferred. In addition, the Company recognized previously deferred gains of $3.2 million.
Operating Income. Excluding the impact of gains on asset dispositions and impairments, net, operating income as a percentage of operating revenues was 1% in 2016 compared with 8% in 2015. The decrease was primarily due to lower earnings from the dry-cargo barge pools, the sale of the 10,000 barrel inland river liquid tank barges and generally lower activity levels.
Foreign currency gains (losses), net. During 2016, the Company recognized $1.7 million in foreign currency gains primarily due to the strengthening of the Colombian peso versus the U.S. dollar underlying certain intercompany lease obligations.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During 2016 and 2015, the Company recognized $15.9 million and $31.2 million, respectively, of equity losses in 50% or less owned companies, net of tax, primarily due to SCFCo. During the years ended December 31, 2016 and 2015, the Company identified indicators of impairment in its investment in SCFCo as a result of continuing losses and recognized impairment charges of $7.7 million and $21.5 million, respectively, for an other-than-temporary decline in the fair value of its investment. If market conditions decline further, additional other-than-temporary impairment charges related to SCFCo may be taken in future periods. In addition, SCFCo had equity losses during 2016 and 2015 as a consequence of continued weakness in the iron ore and grain markets. The Company recognized interest income (not a component of segment profit) of $3.2 million and $4.1 million during 2016 and 2015, respectively, on notes due from SCFCo.
2015 compared with 2014
Operating Revenues. Operating revenues were $22.7 million lower in 2015 compared with 2014. Operating revenues were $20.1 million lower for the dry-cargo barge pools primarily due to lower export demand for corn and wheat as a consequence of higher world production and the strong U.S. dollar eroding U.S. market share. Operating revenues from the charter out of dry-cargo barges were $0.5 million lower primarily due to barges coming off charter and being placed in the dry-cargo pools. Operating revenues from the 10,000 barrel inland river liquid tank barge operations were $9.5 million lower primarily due to the disposition of the equipment in August 2015. Operating revenues from the liquid unit tow operations were $3.5 million lower primarily due to higher out-of-service time and lower rates. Operating revenues from terminal operations were $4.4 million higher primarily due to increased throughput of steel tonnage. Operating revenues from fleeting operations were $1.8 million lower primarily due to poor river conditions and reduced demand for barge freight in the St. Louis harbor. Operating revenues from inland river towboat operations and other activities were $8.3 million higher primarily due to higher activity levels at the Company’s machine shop, gear and engine, and barge and towboat repair facilities.
Operating Expenses. Operating expenses were $6.9 million lower in 2015 compared with the 2014. Barge logistic costs were $17.3 million lower primarily due to lower towing and switching costs in the dry-cargo barge pools as a result of lower rates and reduced volume and the impact of the disposition of the 10,000 barrel inland river liquid tank barges. Personnel costs were $3.7 million higher primarily due to placing new towboats in service in the liquid unit tow operation. Repairs and drydocking costs were $2.7 million higher primarily due to United States Coast Guard inspections and related repair cost for liquid tank barges and engine overhauls for two towboats. Fuel, lubes and supplies were $7.1 million higher primarily due to the completion of machine and repair services provided to third parties. Leased in equipment was $3.0 million lower primarily due to returning two leased-in towboats to their owners.
Gains on Asset Dispositions and Impairments, Net. During 2015, the Company sold 35 10,000 barrel inland river liquid tank barges, twelve inland river deck barges and other equipment, and sold and leased back four inland river towboats, for net proceeds of $81.5 million and gains of $17.7 million, of which $11.7 million were recognized currently and $6.0 million were deferred. In addition, the Company recognized previously deferred gains of $3.2 million. During 2014, the Company sold 80-dry cargo barges, five inland river towboats and other equipment for net proceeds of $70.4 million and gains of $33.9 million, of which $26.2 million were recognized currently and $7.7 million were deferred. In addition, the Company recognized previously deferred gains of $3.5 million.
Operating Income. Excluding the impact of gains on sale of asset dispositions and impairments, net, operating income as a percentage of operating revenues was 8% in 2015 compared with 13% in 2014. The decrease was primarily due to lower earnings from the dry-cargo barge pools as stated above.
Foreign currency gains (losses), net. Foreign currency losses in 2015 were primarily due to the weakening of the Colombian peso versus the U.S. dollar underlying certain intercompany lease obligations.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During 2015, the Company recognized $31.2 million of equity losses of 50% or less owned companies, net of tax, primarily due to SCFCo. During the year ended December 31, 2015, the Company identified indicators of impairment in its investment in SCFCo, at equity, as a result of continuing losses and the expectation of continuing weak market conditions on the Parana-Paraguay Waterway and, as a consequence, recognized a $21.5 million impairment charge for an other-than-temporary decline in the fair value of its investment. In addition, SCFCo had equity in losses as a result of a termination of four long-term time charter contracts and continued weakness in the iron ore and grain markets. During 2014, the Company recognized $6.7 million of equity in earnings of 50% or less owned companies, net of tax, primarily due to the receipt of a termination payment following a customer’s cancellation of four long-term time charter contracts in SCFCo. The Company recognized interest income (not a component of segment profit) of $4.1 million and $1.8 million during 2015 and 2014, respectively, on notes due from SCFCo.

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
The number of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting crude or petroleum products has fluctuated in recent years as vessels have reached the end of their useful lives or have been retired due to the requirements of the Oil Pollution Act of 1990 and newly built vessels are placed into service. As of December 31, 2016, the Company believes that third parties have contracted to build approximately seven U.S.-flag tank vessels with deliveries commencing in 2017 that could compete with Shipping Services’ equipment currently in service and under construction.
The demand for harbor towing services is affected by the volume, size and type of vessels calling within the U.S. ports where the Company’s tugs are deployed. The number of U.S.-flag harbor tugs in service is hard to ascertain. Operators continue to upgrade their fleets with newly built, larger horsepower azimuth drive tugs to service changing customer requirements. Bunkering services are provided under a long-term, fixed price contract serving a single customer who markets bunkers throughout the Greater Antilles region.
The demand for liner and short-sea shipping services is dependent on several factors including the volume of new development projects, demand for consumer and durable goods and tourism trends within Puerto Rico, the Bahamas and the Western Caribbean.
Results of Operations
The number and type of equipment operated, their contracted rates and their utilization levels are the key determinants of Shipping Services’ operating results and cash flows. Unless a vessel is removed from operational service, there is little reduction in daily running costs and, consequently, operating margins are most sensitive to changes in contractual rates and utilization.
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

For the years ended December 31, the results of operations for Shipping Services were as follows:

	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	181,854	79	193,848	85	181,740	85
Foreign	47,789	21	33,294	15	32,576	15
	229,643	100	227,142	100	214,316	100
Costs and Expenses:
Operating:
Personnel	46,080	20	41,559	18	40,742	19
Repairs and maintenance	9,903	4	10,921	5	10,535	5
Drydocking	8,133	3	19,833	9	3,536	2
Insurance and loss reserves	4,718	2	4,147	2	4,203	2
Fuel, lubes and supplies	12,974	6	13,131	6	17,686	8
Leased-in equipment	24,176	11	24,345	11	22,965	11
Other	16,647	7	15,103	6	13,104	6
	122,631	53	129,039	57	112,771	53
Administrative and general	27,825	12	26,215	11	24,518	11
Depreciation and amortization	31,162	14	26,296	12	28,420	13
	181,618	79	181,550	80	165,709	77
Gains on Asset Dispositions	411	—	—	—	159	—
Operating Income	48,436	21	45,592	20	48,766	23
Other Income (Expense):
Foreign currency losses, net	(18)	—	(30)	—	(40)	—
Other, net	(6,224)	(3)	2,053	1	(3,630)	(2)
Equity in Losses of 50% or Less Owned Companies	(4,697)	(2)	(18,782)	(8)	(661)	—
Segment Profit(1)	37,497	16	28,833	13	44,435	21
______________________

(1)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV “Note 12. Noncontrolling Interests in Subsidiaries” included in this Annual Report on Form 10-K.
Operating Revenues by Line of Service. The table below sets forth, for the years indicated, operating revenues earned by line of service.

	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Petroleum transportation:
Time charter	80,768	35	72,343	32	58,621	27
Bareboat charter	34,785	15	34,690	15	34,690	16
Harbor towing and bunkering	69,040	30	78,025	34	81,055	38
Short-sea transportation	43,599	19	39,764	18	39,410	19
Technical management services	1,451	1	2,320	1	540	—
	229,643	100	227,142	100	214,316	100
2016 compared with 2015
Operating Revenues. Operating revenues were $2.5 million higher in 2016 compared with 2015. Operating revenues for petroleum transportation were $8.5 million higher primarily due to placing two newly built U.S.-flag product tankers into service during May and November 2016, partially offset by lower time charter rates for two U.S.-flag product tankers. Operating revenues for harbor towing and bunkering were $9.0 million lower primarily due to a change in contract status from time charter to bareboat charter for the Company’s bunkering operations in St. Eustatius and a reduction in fuel surcharges as a consequence of lower fuel prices, partially offset by an increase in harbor towing activities resulting from higher port traffic. Operating revenues for short-sea transportation were $3.8 million higher primarily due to higher cargo shipping demand. Operating revenues for third party managed vessels were $0.9 million lower primarily due to lower management fees from Trailer Bridge and the termination of a management contract upon the vessel’s sale for scrap during June 2016.
Operating Expenses. Operating expenses were $6.4 million lower in 2016 compared with 2015. Personnel costs were $4.5 million higher primarily due to placing two newly built U.S.-flag product tankers into service during May and November 2016, partially offset by a change in contract status from time charter to bareboat charter for the Company’s bunkering operations in St. Eustatius. Repairs and maintenance costs were $1.0 million lower primarily due to lower repair activity for harbor towing and bunkering equipment. Drydocking costs were $11.7 million lower primarily due to regulatory drydockings for two U.S.-flag product tankers during 2015 compared with one U.S.-flag product tanker during 2016. Other expenses were $1.5 million higher primarily due to higher custom fees and stevedoring costs for short-sea transportation.
Depreciation and Amortization. Depreciation and amortization expenses were $4.9 million higher primarily due to placing two newly built U.S.-flag product tankers into service during May and November 2016 and the completion of tank coating modifications for another U.S.-flag product tanker during July 2016.
Operating Income. Operating income as a percentage of operating revenues was 21% in 2016 compared with 20% in 2015. The increase was primarily due to lower drydocking costs for U.S.-flag product tankers.
Other, net. During 2016, the Company recognized $6.5 million of impairment charges related to its cost investment in a foreign container shipping company. During 2015, the Company received $1.8 million for the early termination of a contract for two harbor tugs.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During 2016, equity in losses of 50% or less owned companies, net of tax, were primarily related to losses from Trailer Bridge and SeaJon II LLC (“SeaJon II”). In December 2016, the Company and other major investors recapitalized Trailer Bridge by agreeing to exchange outstanding subordinated debt for equity. As a consequence of the recapitalization, the Company’s noncontrolling interest in Trailer Bridge increased to 55.3% resulting in an equity loss of $2.2 million, net of tax. The Company recognized interest income (not a component of segment profit) of $7.8 million and $9.4 million during 2016 and 2015, respectively, on notes due from Trailer Bridge. On December 2, 2016, the Company acquired a controlling interest in SeaJon II through the acquisition of its partner’s equity interest. Upon the change in control, the Company marked its investment in SeaJon II to fair value resulting in equity losses of $1.9 million, net of tax. During 2015, equity in losses of 50% or less owned companies, net of tax, included $22.2 million of losses from Dorian, which was reclassified to marketable securities during December 2015. The equity losses from Dorian were partially offset by earnings of $3.7 million from SEA-Access LLC (“SEA-Access”).
2015 compared with 2014
Operating Revenues. Operating revenues were $12.8 million higher in 2015 compared with 2014. Operating revenues for petroleum transportation were $13.7 million higher primarily due to higher time charter rates for three U.S.-flag product tankers resulting in a $19.2 million increase partially offset by more out-of-service days for drydocking resulting in a $5.4 million decrease. Operating revenues for harbor towing and bunkering were $3.0 million lower primarily due to a reduction in fuel surcharges as a consequence of lower fuel prices and the termination of a time charter contract for one tug with Trailer Bridge, partially offset by an increase in harbor towing activities resulting from higher port traffic. Operating revenues for third party managed vessels were $1.8 million higher primarily due to management fees from SEA-Access and Trailer Bridge.
Operating Expenses. Operating expenses were $16.3 million higher in 2015 compared with 2014. Drydocking costs were $16.3 million higher primarily due to drydocking two U.S.-flag product tankers and higher drydocking costs for harbor tugs. Fuel, lubes and supplies were $4.4 million lower as a result of lower fuel prices. Leased-in equipment expenses were $1.3 million higher primarily due to a full year impact of the sale and leaseback of one U.S.-flag product tanker. Other expenses were $1.5 million higher primarily due to a payment related to the early termination of a time charter contract for one U.S.-flag product tanker.
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
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During 2015, equity in losses of 50% or less owned companies, net of tax, included $22.2 million of losses from Dorian. On December 21, 2015, Mr. Fabrikant, the Executive Chairman and Chief Executive Officer of SEACOR, resigned from Dorian’s board of directors. As a consequence, the Company determined it no longer exercised significant influence over Dorian and marked its investment, at equity, to fair value resulting in a loss of $32.3 million, net of tax, which is included in equity in losses of 50% or less owned companies. The equity losses from Dorian were partially offset by earnings of $3.7 million from SEA-Access. During 2014, equity in losses of 50% or less owned companies, net of tax, primarily included $7.2 million of losses from Trailer Bridge, partially offset by earnings of $6.0 million from Dorian, which included a gain of $4.4 million, net of tax, following the completion of equity offerings in which the Company did not participate. The Company recognized interest income (not a component of segment profit) of $9.4 million and $8.8 million during 2015 and 2014, respectively, on notes due from Trailer Bridge.
Illinois Corn Processing
The results of Illinois Corn Processing (“ICP”) is primarily driven by customer demand for its products in the various markets in which it operates, the availability and cost of competing alcohol and other commodity supplies and the cost of production inputs consumed in the production of alcohol.
Total alcohol sales volumes increased in 2016; however, the sales volume mix resulted in a higher volume of fuel ethanol sales while high quality alcohol sales volumes declined compared with the prior year. The decline in high quality alcohol sales resulted from increased competition for market share. Overall margin per gallon was lower in 2016 primarily due to a higher sales mix of lower-margin fuel ethanol sales and Dried Distillers Grains with Solubles (“DDGS”) sales representing a lower percentage return of corn input cost. These factors were partially offset by an increase in total alcohol gallons sold and total DDGS tonnage sold.
Demand for high quality alcohol products is dependent on several factors, including: the demand for consumer-driven products in which high quality alcohol is a component, such as food and beverage products, cleaning and laundry products, personal care products, cosmetics, and various industrial chemicals; U.S. economic conditions impacting such consumer demands; and the availability and cost of competitor products. Competition among producers is primarily based upon price, service and quality of product offered. During 2016, ICP’s high quality alcohol products, typically sold at premiums to fuel ethanol, experienced a decline in volumes sold as competitors in this market bid for volume to increase market share.
Demand for other alcohol products is dependent upon several factors including the consumer demand for products overseas for which these alcohol products are used. In addition, demand is primarily impacted by factors affecting the cost competitiveness of U.S. produced alcohol compared with alcohol produced internationally. These factors include the relative cost of commodity feedstocks used to produce alcohol in the U.S. (primarily corn) and internationally (primarily sugar, small grains or molasses), as well as the relative strength of the U.S. dollar versus foreign currencies. Also influencing demand for other alcohol products sold domestically is the relative cost of producing alcohol in the U.S. from corn compared with the cost of synthetic alcohol. ICP’s other alcohol products, also typically sold at premiums to fuel ethanol, experienced continued strong demand in 2016 as U.S. produced alcohol had a competitive price advantage to product produced in other international markets.
Demand for fuel grade ethanol is dependent upon several factors including the Renewable Fuel Standard II, the federal regulatory ethanol blending mandate, which requires minimum levels of blending fuel ethanol into the U.S. gasoline supply, the cost competitiveness of U.S. produced ethanol compared to Brazilian produced ethanol, the relative cost of commodity feedstocks used to produce ethanol in the U.S. (primarily corn) and Brazil (primarily sugar), the relative strength of the U.S. dollar versus the Brazilian real, U.S. gasoline demand, and the price of U.S. wholesale gasoline. In 2016, fuel ethanol supply and demand in the U.S. were near equilibrium for most of the year until demand outpaced supply during the fourth quarter positively impacting margins. The Company expects U.S. fuel ethanol margins to decline in early 2017, as fuel ethanol demand historically slows in the first calendar quarter.
Demand for DDGS is dependent upon several factors including global demand for animal feed, global production, availability of competing animal feed products, pricing for competing animal feed products and the relative strength of the U.S. dollar against foreign currencies. Demand for U.S. produced DDGS exported to China is expected to drop significantly in 2017, and is expected to negatively impact DDGS sales pricing in 2017 compared with 2016. In early 2017, China implemented significantly higher tariffs on DDGS imported from the U.S. In prior years, China was a major export destination for U.S. produced DDGS.
Demand for Corn Oil is dependent upon several factors including demand for biodiesel, the continued existence of a federal tax credit provided for biodiesel blending and the availability and pricing of competing oils used in biodiesel production.

The availability and cost of corn has a significant impact on ICP’s results of operations. In any single year, the availability and price of corn is subject to factors such as changes in weather conditions, plantings, governmental policies, changes in demand, and global production of similar and competitive crops. In 2016, the input cost of corn continued to remain low.
Results of Operations
The profitability of ICP is significantly affected by the volume of product sold, plant utilization rates and commodity prices, in particular the spread between the input costs of corn and natural gas that ICP purchases compared with the output prices of alcohol and distillers grains that it sells.
For the years ended December 31, the results of operations for ICP were as follows:

	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ‘000%		$ ‘000%		$ ‘000%
Operating Revenues:
United States	177,401	100	166,905	100	236,293	100
Costs and Expenses:
Operating	158,495	89	143,967	86	187,849	79
Administrative and general	3,011	2	2,307	1	2,177	1
Depreciation and amortization	4,299	2	3,902	3	4,119	2
	165,805	93	150,176	90	194,145	82
Operating Income	11,596	7	16,729	10	42,148	18
Other Income (Expense):
Derivative gains (losses), net(1)	911	—	(1,251)	—	(3,777)	(2)
Other, net	—	—	4,112	2	660	—
Segment Profit(2)	12,507	7	19,590	12	39,031	16
______________________

(1)
ICP routinely enters into exchange traded positions (primarily corn futures) to offset its net commodity market exposure on raw material and finished goods inventory balances. As of December 31, 2016, the net market exposure to corn under its contracts and its raw material and inventory balances was not material.

(2)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV “Note 12. Noncontrolling Interests in Subsidiaries” included in this Annual Report on Form 10-K.
Key Production and Sales Metrics. The table below sets forth, for the periods indicated, key production and sales metrics for Illinois Corn Processing:

	2016	2015	2014
Production Inputs:
Corn (average price per bushel)	$3.68	$3.90	$4.35

Production Output Sold:
Alcohol (gallons in thousands)	79,636	64,220	76,190
Dried Distiller’s Grains with Solubles (“DDGS”) (tons)	228,808	214,453	236,060

Production Output Sales Price (excluding freight):
Alcohol (per gallon)	$1.66	$1.82	$2.29
Dried Distiller’s Grains with Solubles (“DDGS”) (per ton)	$142.03	$166.46	$200.37
2016 compared with 2015
Operating Revenues. Operating revenues were $10.5 million higher in 2016 compared with 2015. Operating revenues from alcohol sales were $15.4 million higher primarily due to higher volumes sold partially offset by lower per unit pricing.
Segment Profit. Segment profit was $12.5 million in 2016 compared with $19.6 million in 2015. Segment profit in 2015 included a $4.1 million gain from a business interruption insurance claim. Excluding the business interruption claim, segment profit was $3.0 million lower primarily due to lower industry wide profit margins on fuel ethanol, a higher sales volume mix of lower-margin fuel ethanol and lower DDGS sales prices as a percent of corn input price.

2015 compared with 2014
Operating Revenues. Operating revenues were $69.4 million lower in 2015 compared with 2014. Operating revenues from alcohol sales were $58.1 million lower primarily due to lower volumes sold and lower per unit pricing.
Segment Profit. Segment profit was $19.6 million in 2015 compared with $39.0 million in 2014. The decrease in segment profit was primarily attributable to lower profit margins on U.S. fuel ethanol sales partially offset by a $4.1 million gain from a business interruption insurance claim.
Witt O’Brien’s and Other
For the years ended December 31, segment profit (loss) of Witt O’Brien’s and the Company’s Other activities was as follows:

	2016	2015	2014
	$ ’000	$ ’000	$ ’000
Witt O’Brien’s	(32,861)	2,369	(11,086)
Other activities(1)(2)	(13,832)	(1,105)	(7,574)
	(46,693)	1,264	(18,660)
______________________

(1)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV “Note 12. Noncontrolling Interests in Subsidiaries” included in this Annual Report on Form 10-K.

(2)
The components of segment profit (loss) do not include interest income, which is a significant component of the Company’s lending and leasing activities. Other activities recognized interest income of $2.3 million, $3.9 million and $6.6 million, during the years ended December 31, 2016, 2015 and 2014, respectively, primarily related to its lending and leasing portfolio.

Witt O’Brien’s. In October 2016, Witt O’Brien’s announced the launch of a strategic growth program to focus on core services by eliminating non-core and lower margin businesses. Witt O’Brien’s core services include providing resilience solutions for key areas of critical infrastructure, including, but not limited to, government, energy, transportation, healthcare and education, in the United States and abroad. Witt O’Brien’s protects and enhances its customers’ enterprise value by strengthening their ability to prepare for, respond to and recover from natural and man-made disasters, including hurricanes, infectious disease, terrorism, cyber breaches, oil spills, shipping incidents and other disruptions. The operations scheduled for elimination include a governmental relations unit, the Company’s European (primarily United Kingdom) operations, software products and an insurance unit. As a consequence of the restructuring, during the year ended December 31, 2016, Witt O’Brien’s identified indicators of impairment for certain of its intangible assets and goodwill resulting in impairment charges of $29.6 million. The estimates and assumptions used by the Company for its annual test of goodwill impairment are typically developed as part of the Company’s routine business planning and forecasting process. Although the Company believes its assumptions and estimates are reasonable, the Company’s actual performance against its estimates could produce different results and lead to additional impairment charges in future periods. Segment loss in 2014 includes $8.5 million of legal costs and provisions for the settlement of certain litigation matters associated with the Deepwater Horizon oil spill.
Other Activities. Segment loss in 2016 was primarily due to a $6.7 million reserve for one of the Company’s notes receivables from third parties following non-performance and a decline in the underlying collateral value and a $5.1 million impairment charge related to a cost method investment in a foreign industrial aircraft company. Segment loss in 2014 was primarily due to the impairment of one of the Company’s 50% or less owned companies and the impairment of a fixed wing aircraft sold in October 2014 following its return by a leasing customer upon the scheduled completion of the lease.
Corporate and Eliminations

	2016	2015	2014
	$ ’000	$ ’000	$ ’000
Corporate Expenses	(29,537)	(36,317)	(46,166)
Eliminations	17	—	—
Operating Loss	(29,520)	(36,317)	(46,166)
Other Income (Expense):
Derivative gains (losses), net	(14,131)	2,099	(224)
Foreign currency losses, net	(78)	(922)	(1,430)
Other, net	120	295	(71)

Corporate Expenses. Corporate expenses in 2016 were lower than 2015 primarily due to reduced management bonus accruals. Corporate expenses in 2014 included $5.4 million of separation payments and the acceleration of share awards following the retirement of certain executives and a $3.5 million impairment charge on a fixed wing aircraft sold in September 2014.
Derivative gains (losses), net. Derivative losses, net in 2016 and derivative gains, net in 2015 were primarily due to the mark-to-market of the Company’s exchange option liability on subsidiary convertible senior notes.
Other Income (Expense) not included in Segment Profit

	2016	2015	2014
	$’000	$’000	$’000
Interest income	19,339	20,020	19,662
Interest expense	(49,726)	(43,297)	(43,632)
Debt extinguishment gains (losses), net	5,184	(28,497)	—
Marketable security gains (losses), net	(32,199)	(74)	28,760
	(57,402)	(51,848)	4,790
Interest expense. Interest expense was $6.4 million higher in 2016 compared with 2015 primarily due to the issuance of the 3.75% Subsidiary Convertible Senior Notes in December 2015 and additional draws on the Sea-Vista Credit Facility, partially offset by the Title XI debt retired in 2015 and lower debt balances on the 2.5% Convertible Senior Notes and 7.375% Senior Notes due to repurchases during 2016, as described below. Interest expense was $0.3 million lower in 2015 compared with 2014 primarily due to lower balances on the Title XI debt and higher capitalized interest, partially offset by the issuance of the 3.75% Subsidiary Convertible Senior Notes and draws on the Sea-Vista Credit Facility in 2015.
Debt extinguishment gains (losses), net. During 2016, the Company purchased $35.2 million in principal amount of its 7.375% Senior Notes for $33.1 million resulting in a gain on debt extinguishment of $1.9 million and purchased $127.4 million in principal amount of its 2.5% Convertible Senior Notes for $124.7 million resulting in gains on debt extinguishment of $3.3 million. During 2015, SEA-Vista redeemed its Title XI bonds for $99.9 million and recorded a $29.0 million loss on debt extinguishment for the then unamortized debt discount, the make whole premium paid and certain other redemption costs. As a consequence of redeeming the bonds prior to their scheduled maturity, SEA-Vista was required to pay a make whole premium in the amount of $20.5 million. In addition, during 2015 the Company purchased $37.6 million in principal amount of its 7.375% Senior Notes for $37.9 million resulting in a loss on debt extinguishment of $0.6 million and purchased $65.5 million in principal amount of its 2.5% Convertible Senior Notes for $62.6 million resulting in gains on debt extinguishment of $1.1 million.
Marketable security gains (losses), net. As of December 31, 2016, the Company’s most significant marketable security position is its investment in 9,177,135 shares of Dorian, a publicly traded company listed on the New York Stock Exchange under the symbol “LPG.” Dorian’s closing share price was $8.21 and $11.77 as of December 31, 2016 and 2015, respectively. The Company’s cost basis in Dorian is $13.66 per share. During 2016, marketable security losses, net were due to losses on long marketable security positions of $34.9 million, primarily Dorian, partially offset by gains on short marketable security positions of $2.7 million. During 2015, marketable security losses, net were due to losses on long marketable security positions of $4.3 million offset by gains on short marketable security positions of $4.2 million. During 2014, marketable security gains, net were due to gains on long marketable security positions of $26.9 million and gains on short marketable security positions of $1.9 million.
Income Taxes
The Company’s effective income tax rate in 2016, 2015, and 2014 was (35.8)%, (36.9)% and 33.8%, respectively. See Part IV “Note 8. Income Taxes” included in this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments, and its obligations to repay debt. The Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR common stock, par value $0.01 per share (“Common Stock”) for treasury, repurchase its outstanding notes or make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds and cash flows from operations. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

The Company's capital commitments as of December 31, 2016 by year of expected payment were as follows (in thousands):

	2017	2018	2019	2020	Total
Offshore Marine Services	$29,272	$50,555	$13,223	$1,800	$94,850
Shipping Services	55,430	—	—	—	55,430
Inland River Services	30,102	—	—	—	30,102
Illinois Corn Processing	1,678	375	—	—	2,053
	$116,482	$50,930	$13,223	$1,800	$182,435
These commitments included $15.4 million for one supply vessel that may be assumed by a third party at their option. Subsequent to December 31, 2016, the Company committed to purchase $0.8 million of additional property and equipment.
As of December 31, 2016, the Company had outstanding debt of $1,032.4 million, letters of credit totaling $26.2 million with various expiration dates through 2019 and other labor and performance guarantees totaling $1.9 million. As of December 31, 2016, the holders of the Company’s outstanding principal balances of $157.1 million for the 2.5% Convertible Senior Notes, $175.0 million for the 3.75% Subsidiary Convertible Senior Notes and $230.0 million for the 3.0% Convertible Senior Notes may require the Company to repurchase the notes on December 19, 2017, January 11, 2018 and November 19, 2020, respectively. The Company’s long-term debt maturities, assuming the note holders require the Company to repurchase the notes on those dates, are as follows (in thousands):

2017	$189,164
2018	196,766
2019	183,212
2020	468,846
2021	25,800
Years subsequent to 2021	21,026
$1,084,814
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its 7.375% Senior Notes, 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and Common Stock (collectively the "Securities"), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On November 15, 2016, SEACOR’s Board of Directors increased the Company’s repurchase authority for the Securities to $150.0 million. As of December 31, 2016, the Company had remaining authorization for Securities repurchases of $147.0 million.
As of December 31, 2016, the Company held balances of cash, cash equivalents, restricted cash, marketable securities and construction reserve funds totaling $673.6 million. As of December 31, 2016, construction reserve funds of $154.0 million were classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company had $40.7 million available under subsidiary credit facilities. Subsequent to December 31, 2016, the Company’s subsidiaries borrowed $17.4 million under these credit facilities to fund their capital commitments.
Summary of Cash Flows

	2016	2015	2014
	$ ’000	$ ’000	$ ’000
Cash provided by or (used in):
Operating Activities	51,155	171,157	191,382
Investing Activities	(111,992)	(158,384)	(224,358)
Financing Activities	(67,037)	85,166	(57,175)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,491)	(2,113)	(3,101)
Net Increase (Decrease) in Cash and Cash Equivalents	(130,365)	95,826	(93,252)

Operating Activities
Cash flows provided by operating activities decreased by $120.0 million during 2016 compared with 2015 and decreased $20.2 million during 2015 compared with 2014. The components of cash flows provided by (used in) operating activities during the years ended December 31 were as follows:

	2016	2015	2014
	$ ’000	$ ’000	$ ’000
Operating income before depreciation, amortization and gains (losses) on asset dispositions and impairments, net	94,591	149,520	245,084
Changes in operating assets and liabilities before interest and income taxes	(16,142)	10,812	(3,117)
Purchases of marketable securities	(22,997)	(72,080)	(15,810)
Proceeds from sales of marketable securities	9,169	91,333	6,802
Cash settlements on derivative transactions, net	(1,804)	359	(5,703)
Dividends received from 50% or less owned companies	5,939	15,249	9,290
Interest paid, excluding capitalized interest (1)	(26,662)	(23,957)	(24,719)
Income taxes paid, net of amounts refunded	(8,000)	(19,241)	(50,293)
Other	17,061	19,162	29,848
Total cash flows provided by operating activities	51,155	171,157	191,382
_____________________

(1)	During 2016, 2015 and 2014, capitalized interest paid and included in purchases of property and equipment was $18.5 million, $18.5 million and $17.0 million, respectively.
Operating income before depreciation, amortization and gains (losses) on asset dispositions and impairments, net decreased $54.9 million during 2016 compared with 2015 and decreased $95.6 million during 2015 compared with 2014. See “Consolidated Results of Operations” included above for a discussion of the results for each of the Company’s business segments.
During 2016, cash provided by operating activities included $21.9 million to purchase marketable security long positions and $1.1 million to cover marketable security short positions. During 2016, cash provided by operating activities included $8.9 million received from the sale of marketable security long positions and $0.3 million received upon entering into marketable security short positions.
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
Investing Activities
During 2016, net cash used in investing activities was $112.0 million primarily as follows:

•
Capital expenditures and payments on fair value derivative hedges were $358.8 million. Equipment deliveries included twelve fast support vessels, two supply vessels, two wind farm utility vessels, one specialty vessel, 46 inland river dry-cargo barges, two inland river towboats and three U.S.-flag product tankers. In addition, the Company received one U.S.-flag harbor tug as partial consideration for the sale of certain Inland River Services equipment as described below.

•
The Company sold five supply vessels, four standby safety vessels, 19 30,000 barrel inland river liquid tank barges, the rights to eight leased-in 30,000 barrel inland river liquid tank barges, 14 inland river towboats, one U.S.-flag product tanker, two U.S.-flag harbor tugs and other property and equipment for net proceeds of $194.4 million ($184.4 million in cash and $8.0 million in seller financing and one U.S.-flag harbor tug valued at $2.0 million). Equipment dispositions included the sale-leaseback on one U.S.-flag product tanker for $61.0 million with a leaseback term of 76 months. The Company also received $0.5 million in deposits on future property and equipment sales.

•
The Company made investments in, and advances to, 50% or less owned companies of $25.0 million including $7.7 million to Falcon Global, $7.4 million to Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), $2.6 million to SCFCo, $3.0 million to Avion Pacific Limited (“Avion”), $1.7 million to Trailer Bridge and $1.2 million to SEACOR OSV Partners I LP (“OSV Partners”).

•	The Company received $9.5 million from its 50% or less owned companies, including $8.4 million from SEA-Access and $1.1 million from VA&E Trading USA LLC and VA&E Trading LLP (collectively “VA&E”).

•	The Company made net investments of $2.6 million in third party leases and notes receivable.

•	The Company increased its restricted cash balances by $3.4 million.

•	Construction reserve fund account transactions included withdrawals of $130.4 million and deposits of $29.0 million.

•
On October 31, 2016, the Company acquired certain assets from Central Contracting & Marine, Inc. (“CCM”) consisting primarily of terminal and fleeting assets including five harbor boats, for $18.1 million in cash.

•
On December 2, 2016, the Company acquired a controlling interest in SeaJon II, which owns a U.S.-flag offshore tug, through the acquisition of its partners 50% equity interest for $2.4 million in cash, net of cash acquired of $0.9 million.

During 2015, net cash used in investing activities was $158.4 million primarily as follows:

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

•
The Company made investments in, and advances to, 50% or less owned companies of $56.2 million including $18.0 million to SCFCo, $15.7 million to Falcon Global, $7.9 million to MexMar, $2.0 million to CLEANCOR Energy Solutions LLC (“Cleancor”), $1.4 million to OSV Partners, and $1.0 million to SeaJon II.

•
The Company received $61.5 million from its 50% or less owned companies, including $18.7 million from Trailer Bridge, $14.0 million from SCFCo, $15.0 million from MexMar, $8.3 million from SEA-Access, $3.0 million from Avion and $2.0 million from Bunge-SCF Grain LLC.

•	The Company released restricted cash of $16.4 million in conjunction with the redemption of the Title XI bonds .

•	Construction reserve fund account transactions included withdrawals of $47.5 million and deposits of $34.5 million.

•	The Company utilized Title XI reserve funds of $9.6 million in conjunction with the redemption of the Title XI bonds.
During 2014, net cash used in investing activities was $224.4 million primarily as follows:

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

•
The Company received $36.3 million from its 50% or less owned companies, including $14.0 million from Sea-Cat Crewzer II LLC, $10.7 million from MexMar, $4.0 million from Avion and $3.2 million from Sea-Cat Crewzer LLC.

•	The Company made net investments of $8.4 million in third party leases and notes receivable.

•	Construction reserve fund account transactions included withdrawals of $131.2 million and deposits of $147.5 million.

•	On July 11, 2014, the Company acquired a controlling interest in Witt O’Brien’s through its acquisition of its partner’s 45.8% equity interest for $35.4 million.
Financing Activities
During 2016, net cash used in financing activities was $67.0 million. The Company:

•	purchased $35.2 million in principal amount of its 7.375% Senior Notes for $33.1 million;

•
purchased $127.4 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $124.7 million. Consideration of $117.3 million was allocated to the settlement of the long-term debt and $7.4 was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes.

•	borrowed $87.0 million and repaid $17.8 million under the SEA-Vista Credit Facility;

•	borrowed $23.5 million (£21.0 million) under the Windcat Credit Facility and repaid all of the subsidiary’s then outstanding debt totaling $22.9 million;

•	borrowed $22.8 million under the Sea-Cat Crewzer III Term Loan Facility;

•	issued other long-term debt of $7.5 million and acquired other long-term debt of $3.1 million;

•	incurred $3.5 million in issuance costs on various debt facilities;

•	made other scheduled payments on long-term debt and capital lease obligations of $4.6 million;

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

•	received $4.9 million from share award plans; and

•	distributed $3.8 million to non-controlling interests.
During 2015, net cash provided by financing activities was $85.2 million. The Company:

•	purchased $37.6 million in principal amount of its 7.375% Senior Notes for $37.9 million;

•
purchased $65.5 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $62.6 million. Consideration of $59.6 million was allocated to the settlement of the long-term debt and $3.0 was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes.

•	redeemed its Title XI Bonds for $99.9 million, including a make whole premium payment in the amount of $20.5 million;

•	borrowed $230.0 million, incurred $3.1 million in issuance costs and repaid $20.0 million under the SEA-Vista Credit Facility;

•	issued $175.0 million of 3.75% Subsidiary Convertible Senior Notes and incurred $6.4 million in issuance costs;

•	received advances of $4.9 million and made repayments of $8.8 million on Witt O’Brien’s revolving credit facility;

•	made other scheduled payments on long-term debt and capital lease obligations of $7.1 million;

•	made net repayments under inventory financing arrangements of $2.7 million;

•	acquired for treasury 1,162,955 shares of Common Stock for an aggregate purchase price of $72.4 million; and

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
During 2014, net cash used in financing activities was $57.2 million. The Company:

•	made scheduled payments on long-term debt and capital leases of $14.3 million;

•	made net payments on inventory financing arrangements of $4.2 million;

•	borrowed $21.7 million and repaid $19.2 million under the Witt O’Brien’s revolving credit facility;

•	issued other new term loans of $5.2 million and made payments of $1.9 million;

•	received $9.2 million from share award plans;

•	issued a noncontrolling interest in subsidiaries of the Company for $151.8 million, net of issue costs;

•	acquired for treasury 2,531,324 shares of Common Stock for an aggregate purchase price of $195.3 million; and

•
acquired for treasury 26,792 shares of Common Stock for $2.0 million upon the exercise of certain stock options by the Company’s Executive Chairman. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors.

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
Off-Balance Sheet Arrangements
On occasion, the Company and its partners will guarantee certain obligations on behalf of their 50% or less owned companies. As of December 31, 2016, the Company had the following guarantees in place:

•
The Company holds an interest in two international Offshore Marine Services’ 50% or less owned companies that obtained bank debt to finance the acquisition of offshore support vessels from the Company. The debt is secured by, among other things, a first preferred mortgage on the vessels. The bank also has the authority to require the joint venture partners to fund uncalled capital commitments, as defined in the joint ventures’ partnership agreements. In such event, the Company would be required to contribute its allocable share of uncalled capital, which was $1.8 million, in the aggregate, as of December 31, 2016. The Company manages these vessels on behalf of the joint ventures and guarantees the outstanding charter receivables of one of the joint ventures if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of December 31, 2016, the Company’s contingent guarantee of the joint venture’s outstanding charter receivables was $0.4 million.

•
The Company is guarantor of 50% of the outstanding debt for two Offshore Marine Services’ 50% or less owned companies that own offshore high speed catamaran fast support vessels. The amount of the guarantees decline as principal payments are made and will terminate when the debt is repaid. The guarantee also includes outstanding interest payable under interest rate swap agreements. The debt and interest rate swaps mature in 2019. As of December 31, 2016, the amount of the Company’s guarantee was $22.0 million.

•
The Company is guarantor of a construction contract for one Offshore Marine Services’ 50% or less owned company. As of December 31, 2016 the amount of the Company’s guarantee was $3.8 million. The Company is also a guarantor of the outstanding debt for this company. As of December 31, 2016, the amount of the Company’s guarantee was $51.8 million.

•
The Company is guarantor of 50% of the outstanding debt for one of Shipping Services 50% or less owned company that owns a U.S.-flag articulated tug-barge, up to a maximum of $5.0 million. The debt matures in 2017. As of December 31, 2016, the amount of the Company’s guarantee was $5.0 million.

•	The Company issued a letter of credit totaling $6.5 million in support of one of the Company’s 50% or less owned company’s performance guarantee.

Contractual Obligations and Commercial Commitments
The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2016 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Contractual Obligations:
Long-term Debt (including principal and interest)(1)	1,326,011	73,200	281,789	304,445	666,577
Capital Purchase Obligations(2)	182,435	116,482	64,153	1,800	—
Operating Leases(3)	259,845	59,014	102,608	66,956	31,267
Purchase Obligations(4)	33,721	32,279	1,154	288	—
Other(5)	2,112	1,705	89	87	231
	1,804,124	282,680	449,793	373,576	698,075
Other Commercial Commitments:
Joint Venture Guarantees and Letters of Credit(6)	91,208	13,202	26,187	—	51,819
Letters of Credit(7)	3,645	2,818	827	—	—
	94,853	16,020	27,014	—	51,819
	1,898,977	298,700	476,807	373,576	749,894
______________________

(1)
Estimated interest payments of the Company’s borrowings are based on contractual terms and maturities. As of December 31, 2016, the holders of the Company’s outstanding principal balances of $157.1 million for the 2.5% Convertible Senior Notes, $175.0 million for the 3.75% Subsidiary Convertible Senior Notes and $230.0 million for the 3.0% Convertible Senior Notes may require the Company to repurchase the notes on December 19, 2017, January 11, 2018 and November 19, 2020, respectively. See table in “–General” above for the Company’s long-term debt principal maturities assuming the note holders require the Company to repurchase the notes on those dates.

(2)
Capital purchase obligations represent commitments for the purchase of property and equipment. These commitments are not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2016 as the Company has not yet received the goods or taken title to the property. These commitments included $15.4 million for one supply vessel that may be assumed by a third party at their option.

(3)	Operating leases primarily include leases of vessels, barges, tankers and other property that have a remaining term in excess of one year.

(4)	These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by the Company’s vendors within a short period of time.

(5)	Other primarily includes deferred compensation arrangements, refundable deposits and statutorily defined severance obligations.

(6)	See “Off-Balance Sheet Arrangements” above.

(7)	Excludes $16.0 million for letters of credit supporting long-term debt obligations included above.
Debt Securities and Credit Agreements
For a discussion of the Company’s debt securities and credit agreements see “Note 7. Long-Term Debt” in the Company’s “Notes to Consolidated Financial Statements.”
Effects of Inflation
The Company’s operations expose it to the effects of inflation. In the event that inflation becomes a significant factor in the world economy, inflationary pressures could result in increased operating and financing costs.
Contingencies
On December 15, 2010, both ORM and NRC, were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order, discussed in turn below. The Company has continually taken the position that all of the B3 claims asserted against ORM and NRC have no merit. On February 16, 2016, all but eleven B3 claims against ORM and NRC were dismissed with prejudice, whether by joinder in the master complaint, individual complaint, or otherwise (the “B3 Dismissal Order”). The deadline for Plaintiffs to appeal the B3 Dismissal Order has passed and the Company continues to evaluate how this ruling will impact the individual civil actions. On April 8, 2016, the Court entered an order establishing a summary judgment briefing schedule as to the remaining eleven B3 claimants (the “Remaining Eleven Plaintiffs”). The Clean-Up Responder Defendants, including ORM and NRC, filed an omnibus motion for summary judgment as to the Remaining Eleven Plaintiffs on May 9, 2016. Following briefing by the parties, on August 2, 2016, the Court granted the omnibus motion as it concerns ORM and NRC in its entirety, dismissing the Remaining Eleven Plaintiffs’ against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). To date, no appeal has been filed and the deadline to appeal has expired.
As noted above, various civil actions concerning the Deepwater Horizon clean-up have been consolidated with the MDL and stayed. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.) (the “Johnson Action”), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On March 29, 2016, the Court issued a pretrial order for disclosures clarifying the basis for the non-governmental economic property damage claims asserted in the MDL, termed the “B1” claims, and ordered plaintiffs to come forward with specific information in a sworn statement in support of their claims. On July 14, 2016, the Court dismissed all claimants who had failed to comply with the terms of the aforementioned pretrial order, and the plaintiff in the Johnson Action failed to submit the requisite sworn statement. Liaison Counsel confirmed the dismissal of the Johnson Action in a Status Report submitted to the Court on February 14, 2017. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.) (the “Black Action”), which is a suit by an individual who is seeking damages for, among other things, lost income because he allegedly could not find work in the fishing industry after the oil spill and exposure during the spill. The B3 exposure claims against ORM and NRC in the Black Action have been dismissed by virtue of the B3 Dismissal Order. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. Ms. Sanchez’s B3 claim against ORM has been dismissed by virtue of the B3 Dismissal Order. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.) (the “Dillon Action”), which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On March 28, 2017 the Court entered an order dismissing, with prejudice, plaintiffs claims asserted in the Dillon action against ORM. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.) (the “Fitzgerald Action”), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. While the decedent in the Fitzgerald Action’s claims against ORM and NRC were dismissed by virtue of the Remaining Eleven Plaintiffs’ Dismissal Order, the claim as against the Company remains stayed. The Company continues to evaluate the impact of the B3 Dismissal Order, the Remaining Eleven Plaintiffs’ Dismissal Order, and other developments in the MDL, including the settlements discussed below, on these individual actions. A status conference with the Court took place on February 17, 2017 and the Court indicated it will be issuing new pretrial orders in connection with the remaining claims in the MDL. The Company is unable to estimate the potential exposure, if any, resulting from these matters, to the extent they remain viable, but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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
During 2012, the Company sold NRC, NRC Environmental Services Inc., SEACOR Response Ltd., and certain other subsidiaries to JFL, a leading, middle-market private equity firm (the “SES Business Transaction”). In connection with the SES Business Transaction, the Company remains contingently liable for certain obligations, including potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response. Pursuant to the agreement governing the sale, the Company’s potential liability to the purchaser may not exceed the consideration received by the Company for the SES Business Transaction. The Company is currently indemnified under contractual agreements with BP for the potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response.
During the twelve months ended December 31, 2014, the Company received net litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction. Upon settlement of the litigation, the Company recognized a gain of $14.7 million, which is included in other income (expense) in the accompanying consolidated statements of income (loss).
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
Under the direction of a court order, any funding deficit of the MNOPF is to be remedied through funding contributions from all participating current and former employers. Prior to 2014, the Company was invoiced and expensed $19.4 million for its allocated share of the then cumulative funding deficits, including portions deemed uncollectible due to the non-existence or liquidation of certain former employers.
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
Certain subsidiaries of the Company are participating employers in two industry-wide, multi-employer defined benefit pension plans and one industry-wide, multi-employer defined contribution plan: the American Maritime Officers Pension Plan (the “AMOPP” - EIN: 13-1936709); the Seafarers Pension Plan (the “SPP” - EIN: 13-6100329); and the American Maritime Officers Defined Contribution Plan (the “AMPDCP” - EIN: 27-1269640). The Company’s participation in these plans relates to certain employees of the Company’s Shipping Services business segment.
Under federal pension law, the AMOPP was deemed in critical status for the 2009 and 2010 plan years. The AMOPP was frozen in January 2010 and a ten year rehabilitation plan was adopted by the AMOPP trustees in February 2010 whereby benefit changes and increased contributions by participating employers were expected to improve the funded status of the AMOPP. The AMOPP was replaced by the AMO 401(k) Plan. On December 28, 2012, the AMOPP was elevated to endangered status primarily as a result of favorable investment performance and the rehabilitation plan adopted by the AMOPP trustees. Based on an actuarial valuation performed as of September 30, 2014, the latest period for which an actuarial valuation is available, if the Company chose to fully withdraw from the AMOPP at that time, its withdrawal liability would have been $39.9 million. That liability may change in future years based on various factors, primarily employee census. As of December 31, 2016, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.

Related Party Transactions
The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Companies controlled by Mr. Fabrikant, the Executive Chairman and Chief Executive Officer of SEACOR, and trusts established for the benefit of Mr. Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. During the years ended December 31, 2016, 2015 and 2014, Mr. Fabrikant and his affiliates earned $0.8 million, $1.3 million and $1.7 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.2 million, respectively, in management fees to the Company). As of December 31, 2016 and 2015, the Company owed Mr. Fabrikant and his affiliates $0.5 million and $0.6 million, respectively, for undistributed net barge pool results.
ICP manufactures and sells certain non-ethanol alcohol finished goods to the noncontrolling interest partner in ICP. During the years ended December 31, 2016, 2015 and 2014, the Company sold $27.7 million, $38.9 million and $36.3 million, respectively to the noncontrolling interest partner. As of December 31, 2016 and 2015, ICP had accounts receivable of $3.4 million and $2.4 million from the noncontrolling interest partner.
In December 2014 and January 2015, Mr. Fabrikant, Mr. Lorentzen, SEACOR's then CEO, and Mr. Gellert invested in newly formed limited liability companies that acquired limited partnership interests in OSV Partners from two limited partners of OSV Partners that are not affiliated with the Company and wished to dispose of their interests. Messrs. Fabrikant, Lorentzen and Gellert each invested $0.2 million in the aggregate in the newly formed limited liability companies. The aggregate interests of OSV Partners acquired indirectly by Messrs. Fabrikant, Lorentzen and Gellert represents 1.7% of the limited partnership interests of OSV Partners. Certain subsidiaries of SEACOR own 30.4% of OSV Partners’ limited partnership interests and the balance of such interests are owned by unaffiliated third parties. The general partner of OSV Partners is a joint venture managed by a subsidiary of SEACOR and an unaffiliated third party.
Mr. Fabrikant is also a director of Diamond Offshore Drilling, Inc. (“Diamond”), which is also a customer of the Company. The total amount earned from business conducted with Diamond did not exceed $5.0 million during the years ended December 31, 2016, 2015 and 2014.
Mr. Fabrikant is also a director of Era Group Inc. (“Era Group”), which is also a customer of the Company. On January 31, 2013, the Company completed the spin-off of Era Group (the “Era Spin-off”) by means of a dividend to SEACOR’s shareholders of all the issued and outstanding common stock of Era Group. The Company has provided certain transition services to Era Group related to the Era Spin-off and the total amount earned from business conducted with Era Group, including transition services provided, did not exceed $5.0 million during the years ended December 31, 2016, 2015 and 2014. The Company ceased providing transition services to Era Group in June 2015.
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
The Company employs the equity method of accounting for investments in 50% or less owned companies that it does not control but has the ability to exercise significant influence over the operating and financial policies of the business venture. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of a business venture but may exist when the Company’s ownership percentage is less than 20%. In certain circumstances, the Company may have an economic interest in excess of 50% but may not control and consolidate the business venture. Conversely, the Company may have an economic interest less than 50% but may control and consolidate the business venture. The Company reports its investments in and advances to these business ventures in the accompanying consolidated balance sheets as investments, at equity, and advances to 50% or less owned companies. The Company reports its share of earnings or losses from investments in 50% or less owned companies in the accompanying consolidated statements of income (loss) as equity in earnings (losses) of 50% or less owned companies, net of tax.

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
The Company’s Shipping Services segment earns revenue from the time charter, bareboat charter and voyage charter of vessels, contracts of affreightment, ship assist services, transporting third party freight and ship management agreements with vessel owners. Under a time charter, Shipping Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Shipping Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charters and bareboat charters are recognized as services are provided. Voyage contracts are contracts to carry cargoes on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage contracts and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred. Ship assist services are provided by the Company’s harbor towing fleet to docking and undocking vessels in various ports in the U.S. Gulf of Mexico and Atlantic Coast. Revenues from ship assist services are recognized as the services are performed. Revenues from transporting freight are recognized as third party freight is transported to various destinations, typically determined by a tariff based on weight and voyage length, which is usually one to eight days. Ship management agreements typically provide for technical services over a specified period of time, typically a year or more. Revenues from ship management agreements are recognized ratably over the service period.
ICP earns revenues from the sale of alcohol and co-products. Revenues and related costs from these sales are recorded when title transfers to the buyer.
Witt O’Brien’s earns revenues primarily from emergency response and debris management incidents, retainer and consulting services. Emergency response and debris management revenues are recognized as services are provided. Revenues from short term remediation services and longer term customer staff augmentation services for remediation and claims management are dependent on the magnitude and number of incidents. Retainer agreements with vessel and facility owners and operators generally have evergreen terms and are typically invoiced on an annual basis. Such retainer fees are generally recognized ratable over the term of the coverage period. Consulting services are performed in accordance with retainer agreements or specific contract terms. Revenues are recognized based on contractual terms, generally on a time and material basis with revenues recognized as the services are provided or on a fixed fee basis with revenues and expenses recognized upon completion of the contract or specific task.
Marketable Securities. Marketable equity securities with readily determinable fair values and debt securities are reported in the accompanying consolidated balance sheets as marketable securities. These investments are stated at fair value, as determined by their market observable prices, with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income (loss) as marketable security gains (losses), net. Short sales of marketable securities are stated at fair value in the accompanying consolidated balance sheets with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income (loss) as marketable security gains (losses), net. Long and short marketable security positions are primarily in energy, marine, transportation and other related businesses. Marketable securities are classified as trading securities for financial reporting purposes with gains and losses reported as operating activities in the accompanying consolidated statements of cash flows.
Trade Receivables. Customers of Offshore Marine Services are primarily major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Customers of Inland River Services are primarily major agricultural companies, major integrated oil companies, iron ore producers and industrial companies. Customers of Shipping Services are primarily multinational oil and gas companies, refining companies, oil trading companies and large industrial consumers of crude and petroleum. Customers of ICP are primarily alcohol trading companies, industrial manufacturers, major agricultural companies, major integrated oil companies, and manufacturers in the food, beverage and household products industries. Customers of the Company’s other business activities primarily include industrial companies and distributors. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.
Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of income (loss) as derivative losses, net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying consolidated statements of income (loss) as derivative losses, net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying consolidated statements of income (loss) as derivative losses, net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s 50% or less owned companies are also reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage, with reclassifications and ineffective portions being included in equity in earnings (losses) of 50% or less owned companies, net of tax, in the accompanying consolidated statements of income (loss).
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

As of December 31, 2016, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

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
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. See “–Offshore Marine Services” and “–Witt O’Brien’s” included in “Consolidated Results of Operations” above for a discussion of significant impairments recognized during 2016.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. See “–Offshore Marine Services” and “–Inland River Services” included in “Consolidated Results of Operations” above for a discussion of significant impairments recognized during 2016.
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. As of December 31, 2016, substantially all of the Company’s goodwill related to Witt O’Brien’s. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. During the year ended December 31, 2016, the Company revised its annual goodwill assessment date to October 1 to better align the assessment process with the business planning and forecasting process. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill, related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including projections of future cash flows, revenues and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. Although the Company believes its assumptions and estimates are reasonable, the Company’s actual performance against its estimates could produce different results and lead to additional impairment charges in future periods. See “–Witt O’Brien’s” included in “Consolidated Results of Operations” above for a discussion of significant impairments recognized during 2016.
Business Combinations. The Company recognizes 100% of the fair value of assets acquired, liabilities assumed, and noncontrolling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as are certain acquisition-related restructuring costs if the criteria related to exit or disposal cost obligations are met as of the acquisition date. Acquisition-related transaction costs are expensed as incurred and any changes in income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of income (loss) from the date of acquisition.
Income Taxes. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. The Company does not consider the results of its foreign operations permanently reinvested and, therefore, provides U.S. income taxes on the net earnings of its foreign subsidiaries. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general, respectively, in the accompanying consolidated statements of income (loss). The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies that are not designated as fair value hedges. As of December 31, 2016, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $3.8 million. As of December 31, 2016, the fair market value of the outstanding forward currency option contracts was an unrealized gain of $0.2 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Brazil, Mexico, Central and South America, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. An adverse change of 10% in all of the foreign currency exchange rates underlying these forward and option contracts would reduce income by $0.6 million, net of tax.
As of December 31, 2016, a subsidiary of the Company whose functional currency is the pound sterling had long-term debt of €21.0 million (£17.9 million). A 10% strengthening in the exchange rate of the euro against the pound sterling as of December 31, 2016 would result in foreign currency losses of $1.4 million, net of tax.
As of December 31, 2016, a subsidiary of the Company had euro denominated forward currency exchange contracts with an aggregate U.S. dollar equivalent of $3.9 million related to offshore support vessels scheduled to be delivered in 2017. During the year ended December 31, 2016, the Company recognized losses on the fair value of these contracts of $0.8 million which was included as an increase to the corresponding hedged equipment included in construction in progress in the accompanying consolidated balance sheets.

As of December 31, 2016, a subsidiary of the Company whose functional currency is the Colombian peso had intercompany capital lease obligations of $30.9 million (92.7 billion Colombian pesos). A 10% weakening in the exchange rate of the Colombian peso against the U.S. dollar as of December 31, 2016 would result in foreign currency losses of $2.0 million, net of tax.
The Company has foreign currency exchange risks related to its operations where its functional currency is the pound sterling, primarily related to vessel operations that are conducted from ports located in the United Kingdom. Net consolidated assets of £41.7 million ($51.5 million) are included in the Company’s consolidated balance sheets as of December 31, 2016. A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2016, would increase other comprehensive loss by $3.3 million, net of tax, due to translation.
The Company has foreign currency exchange risks related to its operations where its functional currency is the Colombian peso, primarily related to barge operations that are conducted on rivers located in Colombia. Net consolidated liabilities of 20.2 billion Colombian pesos ($6.7 million) are included in the Company’s consolidated balance sheets as of December 31, 2016. A 10% strengthening in the exchange rate of the Colombian peso against the U.S. dollar as of December 31, 2016, would increase other comprehensive loss by $0.4 million, net of tax, due to translation.
As of December 31, 2016, the Company held marketable securities with a fair value of $116.3 million consisting of equity and debt securities. The Company’s investment in these securities primarily includes positions in energy, marine, transportation and other related businesses. A 10% decline in the value of the Company’s investments in marketable securities as of December 31, 2016 would reduce income by $7.6 million, net of tax.
As of December 31, 2016, the Company held positions in short sales of marketable equity securities with a fair value of $1.3 million. The Company’s short sales of marketable equity securities primarily include positions in energy, marine, transportation and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of December 31, 2016 would reduce income by $0.1 million, net of tax.
The Company’s outstanding debt is primarily in fixed interest rate instruments. Although the fair value of these debt instruments will vary with changes in interest rates, the Company’s operations are not significantly affected by interest rate fluctuations. As of December 31, 2016, the Company had variable rate debt instruments (due 2017 through 2029) totaling $343.3 million that calls for the Company to pay interest based on LIBOR or Euribor plus applicable margins. The interest rates reset either monthly or quarterly. As of December 31, 2016, the average interest rate on these variable rate borrowings was 3.4%.
As of December 31, 2016, the Company had two interest rate swap agreements with an aggregate notional value of €15.0 million ($15.8 million). These agreements calls for the Company to pay a fixed interest rate of (0.03)% and receive interest payments based on Euribor. As of December 31, 2016, the Company had a liability of $0.1 million having marked to market the position in these interest rate swap agreements.
The Company enters and settles positions in various exchange traded commodity swap, option and future contracts. ICP enters into exchange traded positions (primarily corn, ethanol and natural gas) to protect its raw material and finished goods inventory balances from market changes. As of December 31, 2016, the fair value of these exchange commodity contracts was an asset of $0.4 million, net.

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
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2016. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2016 solely as a result of the material weaknesses in the Company’s internal control over financial reporting described in Management’s Annual Report below.
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
Management’s Annual Report on Internal Control Over Financial Reporting
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
Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Because of the inherent limitations in any internal control system, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.
Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2016 based on the updated framework set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective based on the specified criteria due solely to the existence of the material weaknesses in such controls described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses:
Manual journal entries. Management did not design and maintain effective controls over the review and approval of manual journal entries made to the general ledger. In addition, management did not maintain effective controls designed to limit super user access within its information technology system supporting the general ledger to appropriately address segregation of duties and to restrict financial users’ access to the ledgers, functions and data commensurate with their job responsibilities.
Impairments. Management concluded there were material weaknesses in the vessel impairment assessments, annual goodwill impairment assessment, and other-than-temporary impairment assessments for its equity method investments. For these assessments, management did not design and maintain controls over the review of assumptions, data and calculations used in the impairment analysis. Additionally, management did not maintain controls over its assessment of the qualifications of, or review of the methodologies and assumptions employed by third party specialists related to estimates of fair value used in the impairment assessments.
Management and the board of directors take the Company’s internal control over financial reporting and the integrity of its financial statements seriously and have begun to develop a remediation plan to address the material weaknesses identified. Management currently does not have an expected timetable for the execution and completion of a remediation plan, which will include an improved approval process of manual journal entries, limiting access to the Company’s information technology system and enhanced review and documentation controls relating to estimates of fair value and related impairment assessments. Management and the board of directors are committed to maintaining a strong internal control environment and will make every effort to ensure the material weaknesses described above are promptly remediated; however, the material weaknesses cannot be considered remediated until the applicable remedial controls are implemented and operate for a sufficient period of time to allow management to conclude, through testing, that these controls are operating effectively.
Notwithstanding the identified material weaknesses, management believes the consolidated financial statements as included in Part IV of this Annual Report on Form 10-K fairly represent, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered certified public accounting firm, and its attestation report thereon is included in Part IV of this Annual Report on Form 10-K. Ernst & Young LLP also audited the Company’s consolidated financial statements, as stated in its report accompanying the consolidated financial statements included in Part IV of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended December 31, 2016 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The information required to be disclosed pursuant to this Item 12 is incorporated in its entirety herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” portion of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be disclosed pursuant to this Item 13 is incorporated in its entirety herein by reference to the “Certain Relationships and Related Transactions” portion of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be disclosed pursuant to this Item 14 is incorporated in its entirety herein by reference to the “Ratification or Appointment of Independent Auditors” portion of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

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
4.1*
Form of Indenture dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/a (No. 333-53326) filed with the Commission on January 18, 2001).

4.2*
Supplemental Indenture dated September 24, 2009, between SEACOR Holdings Inc. and U.S. Bank, National Association, as trustee (including therein Form of Global Note 7.375% Senior Notes Due 2019) (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2009).

4.3*
Indenture dated as of December 11, 2012, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 2.5% Convertible Senior Notes Due 2027) (incorporated herein by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 originally filed with the Commission on February 28, 2013 and as amended and filed with the Commission on May 6, 2013).

4.4*
Indenture dated as of November 13, 2013, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 3.00% Convertible Senior Notes due 2028) (incorporated herein by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Commission on March 3, 2014).

4.5*
Note Purchase Agreement dated as of November 30, 2015, by and among SEACOR Marine Holdings Inc. and the Purchasers Identified on Schedule A thereto (including therein the form of SEACOR Marine Holdings Inc. 3.75% Convertible Senior Notes due 2022 (the “3.75% Subsidiary Convertible Senior Notes”)) (incorporated herein by reference to Exhibit 4.4 of SEACOR Holdings Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on February 29, 2016 (File No. 001-112289)).

4.6*
Amendment No.1 dated March 3, 2017 to the Note Purchase Agreement dated as of November 30, 2015, by and among SEACOR Marine Holdings Inc. and the Purchasers of the 3.75% Subsidiary Convertible Senior Notes (incorporated herein by reference to Exhibit 10.1 of SEACOR Holdings Inc. Current Report on Form 8-K filed with the Commission on March 3, 2017 (File No. 001-112289)).

4.7*
Investment Agreement dated November 30, 2015, by and among SEACOR Holdings Inc., SEACOR Marine Holdings Inc. and the Investors named therein (incorporated herein by reference to Exhibit 4.5 of SEACOR Holdings Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on February 29, 2016 (File No. 001-112289)).

4.8*
Exchange Agreement dated November 30, 2015, by and among SEACOR Marine Holdings Inc., SEACOR Holdings Inc. and the holders of the 3.75% Subsidiary Convertible Senior Notes from time-to-time party thereto (incorporated herein by reference to Exhibit 4.6 of SEACOR Holdings Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on February 29, 2016 (File No. 001-112289)).

4.9*
Registration Rights Agreement dated November 30, 2015, by and among SEACOR Marine Holdings Inc. and the holders of the 3.75% Subsidiary Convertible Senior Notes from time-to-time party thereto (incorporated herein by reference to Exhibit 4.7 of SEACOR Holdings Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on February 29, 2016 (File No. 001-112289)).

Exhibit Number	Description
4.10*
Registration Rights Agreement dated November 30, 2015, by and among SEACOR Holdings Inc. and the holders of the 3.75% Subsidiary Convertible Senior Notes from time-to-time party thereto (incorporated herein by reference to Exhibit 4.8 of SEACOR Holdings Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on February 29, 2016 (File No. 001-112289)).

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

10.14*+
SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through April 23, 2012) (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 30, 2012).

10.15*+
Form of Stock Option Grant Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. Amended 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2013).

10.16*
Form of Indemnification Agreement for Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2013).

10.17*
Contract for Construction of Two Vessels for Seabulk Tankers, Inc. by National Steel and Shipbuilding Company dated September 10, 2013 (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which request was granted by order of the Commission on January 17, 2014) (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 filed with the Commission on October 28, 2013).

Exhibit Number	Description
10.18*
Amendment 1 to the Contract for Construction of Two Vessels for Seabulk Tankers, Inc. by National Steel and Shipbuilding Company dated October 21, 2013 (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended; these provisions have been submitted separately to the Commission) (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Commission on March 3, 2014).

10.19*
Amendment 2 to the Contract for Construction of Two Vessels for Seabulk Tankers, Inc. by National Steel and Shipbuilding Company dated effective as of November 11, 2013 (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended; these provisions have been submitted separately to the Commission) (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Commission on March 3, 2014).

10.20*
Amended and Restated Transition Services Agreement dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the commission on February 1, 2013).

10.21*
Tax Matters Agreement dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the commission on February 1, 2013).

10.22*+	SEACOR Holdings Inc. Management Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 10, 2014).
10.23*+	SEACOR Holdings Inc. 2014 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 10, 2014).
10.24*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014).
10.25*+	Form of Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014).
10.26*+
Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2014).

10.27*
Credit Agreement dated as of April 15, 2015 among SEA-Vista I LLC, as Borrower, the Lenders from time to time parties thereto, JP Morgan Chase Bank, N.A., as Swingline Lender, JPMorgan Chase Bank, N.A., as Administrative Agent and Security Trustee for the Lenders, and JPMorgan Chase Bank, N.A., as issuing bank of the Letters of Credit (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2015 and filed with the Commission on July 29, 2015).

10.28*+
Separation and Consulting Agreement dated January 27, 2016, by and between Paul Robinson and SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 10.29 of SEACOR Holdings Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on February 29, 2016 (File No. 001-112289)).

10.29+	Compensation Arrangements for the Executive Officers
10.30+	Compensation of Non-Employee Directors
21.1	List of Registrant’s Subsidiaries.
23.1	Consent of Independent Registered Certified Public Accounting Firm.
31.1	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

Exhibit Number	Description
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2016, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

By:	/s/ MATTHEW CENAC
Matthew Cenac, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: March 30, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ MATTHEW CENAC	Executive Vice President and	March 30, 2017
Matthew Cenac	Chief Financial Officer (Principal Financial Officer)
/s/ BRUCE WEINS	Senior Vice President and	March 30, 2017
Bruce Weins	Chief Accounting Officer (Principal Accounting Officer)
/s/ CHARLES FABRIKANT	Executive Chairman, Chief Executive Officer and Director	March 30, 2017
Charles Fabrikant	(Principal Executive Officer)
/s/ OIVIND LORENTZEN	Vice Chairman and Director	March 30, 2017
Oivind Lorentzen
/s/ DAVID BERZ	Director	March 30, 2017
David Berz
/s/ PIERRE DE DEMANDOLX	Director	March 30, 2017
Pierre De Demandolx
/s/ ANDREW R. MORSE	Director	March 30, 2017
Andrew R. Morse
/s/ CHRISTOPHER REGAN	Director	March 30, 2017
Christopher Regan
/s/ DAVID SCHIZER	Director	March 30, 2017
David Schizer

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

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of SEACOR Holdings Inc.
We have audited SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SEACOR Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in the design of controls over the review and approval of manual journal entries and controls designed to limit super user access within its information technology system supporting the general ledger to appropriately address segregation of duties and to restrict financial users’ access to the ledgers, functions and data commensurate with their job responsibilities. In addition, management identified material weaknesses related to vessel impairment assessments, annual goodwill impairment assessment, and other-than-temporary impairment assessments for equity method investments. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SEACOR Holdings Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2016. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 30, 2017, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, SEACOR Holdings Inc. has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP

Boca Raton, Florida
March 30, 2017

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of SEACOR Holdings Inc.
We have audited the accompanying consolidated balance sheets of SEACOR Holdings Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEACOR Holdings Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 30, 2017, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Boca Raton, Florida
March 30, 2017

SEACOR HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$399,644	$530,009
Restricted cash	3,711	—
Marketable securities	116,276	138,200
Receivables:
Trade, net of allowance for doubtful accounts of $8,347 and $2,483 in 2016 and 2015, respectively	162,880	159,076
Other	56,287	27,217
Inventories	16,773	24,768
Prepaid expenses and other	7,230	8,627
Total current assets	762,801	887,897
Property and Equipment:
Historical cost	2,194,023	2,123,201
Accumulated depreciation	(1,008,867)	(994,181)
	1,185,156	1,129,020
Construction in progress	370,512	454,605
Net property and equipment	1,555,668	1,583,625
Investments, at Equity, and Advances to 50% or Less Owned Companies	313,772	331,103
Construction Reserve Funds	153,962	255,408
Goodwill	32,758	52,340
Intangible Assets, Net	20,078	26,392
Other Assets	23,282	48,654
	$2,862,321	$3,185,419
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$183,602	$35,531
Accounts payable and accrued expenses	90,702	71,952
Accrued wages and benefits	17,989	21,938
Accrued interest	5,503	5,774
Accrued income taxes	5,835	5,801
Short sales of marketable securities	1,274	4,827
Accrued capital, repair and maintenance expenditures	23,665	11,585
Deferred revenues	6,953	6,953
Other current liabilities	34,426	35,799
Total current liabilities	369,949	200,160
Long-Term Debt	848,771	1,034,859
Exchange Option Liability on Subsidiary Convertible Senior Notes	19,436	5,611
Deferred Income Taxes	288,601	389,988
Deferred Gains and Other Liabilities	139,296	163,862
Total liabilities	1,666,053	1,794,480
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 37,939,032 and 37,684,829 shares issued in 2016 and 2015, respectively	379	377
Additional paid-in capital	1,518,635	1,505,942
Retained earnings	910,723	1,126,620
Shares held in treasury of 20,538,327 and 20,529,929 in 2016 and 2015, respectively, at cost	(1,357,331)	(1,356,499)
Accumulated other comprehensive loss, net of tax	(11,514)	(5,620)
	1,060,892	1,270,820
Noncontrolling interests in subsidiaries	135,376	120,119
Total equity	1,196,268	1,390,939
	$2,862,321	$3,185,419

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share data)

	For the years ended December 31,
	2016	2015	2014
Operating Revenues	$830,985	$1,054,736	$1,319,394
Costs and Expenses:
Operating	597,813	748,605	909,372
Administrative and general	138,581	156,611	164,938
Depreciation and amortization	124,933	125,987	131,819
	861,327	1,031,203	1,206,129
Gains (Losses) on Asset Dispositions and Impairments, Net	(142,205)	(2,408)	51,978
Operating Income (Loss)	(172,547)	21,125	165,243
Other Income (Expense):
Interest income	19,339	20,020	19,662
Interest expense	(49,726)	(43,297)	(43,632)
Debt extinguishment gains (losses), net	5,184	(28,497)	—
Marketable security gains (losses), net	(32,199)	(74)	28,760
Derivative losses, net	(10,225)	(2,096)	(3,902)
Foreign currency losses, net	(1,868)	(4,752)	(6,335)
Other, net	(20,206)	6,773	3,439
	(89,701)	(51,923)	(2,008)
Income (Loss) Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	(262,248)	(30,798)	163,235
Income Tax Expense (Benefit):
Current	1,894	26,568	72,261
Deferred	(95,724)	(37,930)	(17,064)
	(93,830)	(11,362)	55,197
Income (Loss) Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(168,418)	(19,436)	108,038
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(27,354)	(40,414)	16,309
Net Income (Loss)	(195,772)	(59,850)	124,347
Net Income attributable to Noncontrolling Interests in Subsidiaries	20,125	8,932	24,215
Net Income (Loss) attributable to SEACOR Holdings Inc.	$(215,897)	$(68,782)	$100,132

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(12.76)	$(3.94)	$5.18
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(12.76)	$(3.94)	$4.71
Weighted Average Common Shares Outstanding:
Basic	16,914,928	17,446,137	19,336,280
Diluted	16,914,928	17,446,137	25,765,325

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2016	2015	2014
Net Income (Loss)	$(195,772)	$(59,850)	$124,347
Other Comprehensive Loss:
Foreign currency translation losses	(10,490)	(3,592)	(4,265)
Reclassification of foreign currency translation (gains) losses to foreign currency losses, net	74	21	(165)
Derivative losses on cash flow hedges	(2,537)	(1,304)	(140)
Reclassification of derivative losses on cash flow hedges to interest expense	18	—	—
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	2,796	1,150	511
Other	(44)	42	28
	(10,183)	(3,683)	(4,031)
Income tax benefit	3,174	1,139	1,245
	(7,009)	(2,544)	(2,786)
Comprehensive Income (Loss)	(202,781)	(62,394)	121,561
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	19,010	8,503	23,742
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	$(221,791)	$(70,897)	$97,819

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Year Ended December 31, 2013	$372	$1,394,621	$1,095,270	$(1,088,219)	$(1,192)	$24,576	$1,425,428
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,165	—	—	2,165
Exercise of stock options	1	6,874	—	—	—	—	6,875
Director stock awards	—	210	—	—	—	—	210
Restricted stock and restricted stock units	2	199	—	21	—	—	222
Purchase of treasury shares	—	—	—	(197,336)	—	—	(197,336)
Amortization of share awards	—	15,119	—	—	—	—	15,119
Cancellation of restricted stock	—	107	—	(107)	—	—	—
Purchase of subsidiary shares from noncontrolling interests, net of tax	—	(1,242)	—	—	—	(1,868)	(3,110)
Issuance of noncontrolling interests	—	74,810	—	—	—	77,613	152,423
Distributions to noncontrolling interests	—	—	—	—	—	(6,070)	(6,070)
Net Income	—	—	100,132	—	—	24,215	124,347
Other comprehensive loss	—	—	—	—	(2,313)	(473)	(2,786)
Year Ended December 31, 2014	375	1,490,698	1,195,402	(1,283,476)	(3,505)	117,993	1,517,487
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,298	—	—	2,298
Exercise of stock options	1	1,947	—	—	—	—	1,948
Director stock awards	—	234	—	—	—	—	234
Restricted stock and restricted stock units	1	(145)	—	21	—	—	(123)
Purchase of conversion option in convertible debt, net of tax	—	(1,938)	—	—	—	—	(1,938)
Purchase of treasury shares	—	—	—	(75,342)	—	—	(75,342)
Amortization of share awards	—	14,649	—	—	—	—	14,649
Purchase of subsidiary shares from noncontrolling interests, net of tax	—	497	—	—	—	—	497
Disposition of subsidiary with noncontrolling interests	—	—	—	—	—	(1,578)	(1,578)
Issuance of noncontrolling interests	—	—	—	—	—	400	400
Distributions to noncontrolling interests	—	—	—	—	—	(5,199)	(5,199)
Net Income (Loss)	—	—	(68,782)	—	—	8,932	(59,850)
Other comprehensive loss	—	—	—	—	(2,115)	(429)	(2,544)
Year Ended December 31, 2015	377	1,505,942	1,126,620	(1,356,499)	(5,620)	120,119	1,390,939
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,726	—	—	1,726
Exercise of stock options	1	4,367	—	—	—	—	4,368
Director stock awards	—	186	—	—	—	—	186
Restricted stock	1	(1,180)	—	—	—	—	(1,179)
Purchase of conversion option in convertible debt, net of tax	—	(4,793)	—	—	—	—	(4,793)
Purchase of treasury shares	—	—	—	(2,396)	—	—	(2,396)
Amortization of share awards	—	13,951	—	—	—	—	13,951
Cancellation of restricted stock	—	162	—	(162)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(3,753)	(3,753)
Net Income (Loss)	—	—	(215,897)	—	—	20,125	(195,772)
Other comprehensive loss	—	—	—	—	(5,894)	(1,115)	(7,009)
Year Ended December 31, 2016	$379	$1,518,635	$910,723	$(1,357,331)	$(11,514)	$135,376	$1,196,268
The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the years ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net Income (Loss)	$(195,772)	$(59,850)	$124,347
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	124,933	125,987	131,819
Amortization of deferred gains on sale and leaseback transactions	(23,272)	(22,521)	(18,847)
Debt discount and issuance cost amortization, net	23,393	19,785	18,542
Amortization of share awards	13,951	14,649	15,119
Director stock awards	190	242	211
Bad debt expense	7,054	842	2,618
(Gains) Losses on asset dispositions and impairments, net	142,205	2,408	(51,978)
Debt extinguishment (gains) losses, net	(5,184)	28,497	—
Marketable security (gains) losses, net	32,199	74	(28,760)
Purchases of marketable securities	(22,997)	(72,080)	(15,810)
Proceeds from sale of marketable securities	9,169	91,333	6,802
Derivative losses, net	10,225	2,096	3,902
Cash settlements on derivative transactions, net	(1,804)	359	(5,703)
Foreign currency losses, net	1,868	4,752	6,335
Deferred income tax benefit	(95,724)	(37,930)	(17,064)
Equity in (earnings) losses of 50% or less owned companies, net of tax	27,354	40,414	(16,309)
Dividends received from 50% or less owned companies	5,939	15,249	9,290
Other, net	20,590	—	7,286
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(24,205)	74,830	7,514
Increase in prepaid expenses and other assets	(1,012)	(11,220)	(4,696)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,055	(46,759)	16,764
Net cash provided by operating activities	51,155	171,157	191,382
Cash Flows from Investing Activities:
Purchases of property and equipment	(358,413)	(295,930)	(360,637)
Cash settlements on derivative transactions, net	(373)	—	—
Proceeds from disposition of property and equipment	184,947	95,460	254,763
Investments in and advances to 50% or less owned companies	(24,957)	(56,188)	(90,815)
Return of investments and advances from 50% or less owned companies	9,519	61,479	36,311
Net repayments (advances) on revolving credit line to 50% or less owned companies	2,397	(3,495)	—
(Issuances of) payments received on third party leases and notes receivable, net	(2,583)	1,241	(8,437)
Net (increase) decrease in restricted cash	(3,436)	16,435	(4,260)
Net (increase) decrease in construction reserve funds and title XI reserve funds	101,446	22,614	(16,283)
Business acquisitions, net of cash acquired	(20,539)	—	(35,000)
Net cash used in investing activities	(111,992)	(158,384)	(224,358)
Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(195,751)	(233,259)	(35,444)
Net payments under inventory financing arrangements	—	(2,661)	(4,240)
Proceeds from issuance of long-term debt, net of offering costs	137,326	400,115	26,916
Purchase of conversion option in convertible debt	(7,374)	(2,982)	—
Common stock acquired for treasury	(2,396)	(75,342)	(197,336)
Proceeds and tax benefits from share award plans	4,911	4,094	9,240
Purchase of subsidiary shares from noncontrolling interests	—	—	(2,090)
Issuance of noncontrolling interests, net of issue costs	—	400	151,849
Distributions to noncontrolling interests	(3,753)	(5,199)	(6,070)
Net cash provided by (used in) financing activities	(67,037)	85,166	(57,175)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2,491)	(2,113)	(3,101)
Net Increase (Decrease) in Cash and Cash Equivalents	(130,365)	95,826	(93,252)
Cash and Cash Equivalents, Beginning of Year	530,009	434,183	527,435
Cash and Cash Equivalents, End of Year	$399,644	$530,009	$434,183

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES
Nature of Operations and Segmentation. SEACOR Holdings Inc. (“SEACOR”) and its subsidiaries (collectively referred to as the “Company”) are in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas, shipping and logistics industries. Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Certain reclassifications of prior year information have been made to conform to the current year’s reportable segment presentation (see Note 17) as a result of Witt O’Brien’s, LLC (“Witt O’Brien’s”) meeting certain quantitative thresholds in 2016. The Company has identified the following reporting segments:
Offshore Marine Services. Offshore Marine Services operates a diverse fleet of support vessels primarily servicing major integrated national and international oil companies, large independent oil and gas exploration and production companies and emerging independent companies. These vessels deliver cargo and personnel to offshore installations; provide field security services; handle anchors and mooring equipment required to tether rigs to the seabed; tow rigs and assist in placing them on location and moving them between regions; and carry and launch equipment such as remote operated vehicles or “ROVs” used underwater in drilling and well installation, maintenance, inspection and repair. In addition, Offshore Marine Services' vessels provide accommodations for technicians and specialists, and provide standby safety support and emergency response services. Offshore Marine Services also operates a fleet of liftboats in the U.S. Gulf of Mexico that primarily support well intervention, work-over, decommissioning and diving operations. In non-oil and gas industry activity, Offshore Marine Services operates vessels primarily used to move personnel and supplies to offshore wind farms in Europe. Offshore Marine Services contributed 26%, 35% and 40% of consolidated operating revenues in 2016, 2015 and 2014, respectively.
Inland River Services. Inland River Services operates domestic river transportation equipment used for moving agricultural and industrial commodities and containers on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Internationally, Inland River Services has liquid tank barge operations on the Magdalena River in Colombia primarily transporting petroleum products and dry-cargo barge operations on the Parana-Paraguay River Waterways in Brazil, Bolivia, Paraguay, Argentina and Uruguay primarily transporting agricultural and industrial commodities. In addition to its primary barge and towboat businesses, Inland River Services also operates and invests in high-speed multi-modal terminal facilities for both dry and liquid commodities; barge fleeting locations in various areas of the U.S. Inland River Waterways; a broad range of service facilities including machine shop and the repair and drydocking of barges and towboats at strategic locations on the U.S. Inland River Waterways; and a transshipment terminal at the Port of Ibicuy, Argentina. Inland River Services contributed 20%, 22% and 19% of consolidated operating revenues in 2016, 2015 and 2014, respectively.
Shipping Services. Shipping Services operates a diversified fleet of U.S.-flag marine transportation related assets, including its 51% controlling interest (see Note 12) in certain subsidiaries (collectively “SEA-Vista”) that operate product tankers servicing the U.S. coastwise trade of crude oil, petroleum and chemical products, and including its harbor tugs servicing vessels docking in U.S. Gulf and East Coast ports. Additional services include liner and short-sea transportation to and from ports in Florida, Puerto Rico, the Bahamas and the Western Caribbean, a terminal support and bunkering operation in St. Eustatius, a U.S.-flag articulated tug and dry bulk barge operating on the Great Lakes, a U.S.-flag offshore tug and technical ship management services for third party vessel owners. Shipping Services contributed 28%, 21% and 16% of consolidated operating revenues in 2016, 2015 and 2014, respectively.
Illinois Corn Processing. Illinois Corn Processing, LLC (“ICP”) operates a single-site alcohol manufacturing, storage and distribution facility located in Pekin, Illinois and is a leading producer of alcohol used in the food, beverage, industrial and petrochemical end-markets. As co-products of its manufacturing process, ICP additionally produces Dried Distillers Grains with Solubles (“DDGS”) primarily used for animal feed and produces non-food grade Corn Oil primarily used for feedstock in biodiesel production. The Company owns a 70% interest in ICP (see Note 12). ICP contributed 21%, 16% and 18% of consolidated operating revenues in 2016, 2015 and 2014.
Witt O’Brien’s. Witt O’Brien’s provides resilience solutions for key areas of critical infrastructure, including, but not limited to, government, energy, transportation, healthcare and education, in the United States and abroad. Witt O’Brien’s protects and enhances its customers’ enterprise value by strengthening their ability to prepare for, respond to and recover from natural and man-made disasters, including hurricanes, infectious disease, terrorism, cyber breaches, oil spills, shipping incidents and other disruptions. Witt O’Brien’s contributed 5%, 5% and 2% of consolidated operating revenues in 2016, 2015 and 2014.
Other. The Company also has activities that are referred to and described under Other, which primarily include lending and leasing activities and noncontrolling investments in various other businesses, primarily industrial aviation services businesses in Asia and an agricultural commodity trading and logistics business that is primarily focused on the global origination, trading and merchandising of sugar.
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
The Company employs the equity method of accounting for investments in 50% or less owned companies that it does not control but has the ability to exercise significant influence over the operating and financial policies of the business venture. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of a business venture but may exist when the Company’s ownership percentage is less than 20%. In certain circumstances, the Company may have an economic interest in excess of 50% but may not control and consolidate the business venture. Conversely, the Company may have an economic interest less than 50% but may control and consolidate the business venture. The Company reports its investments in and advances to these business ventures in the accompanying consolidated balance sheets as investments, at equity, and advances to 50% or less owned companies. The Company reports its share of earnings or losses from investments in 50% or less owned companies in the accompanying consolidated statements of income (loss) as equity in earnings (losses) of 50% or less owned companies, net of tax.
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

	2016	2015	2014
Balance at beginning of year	$6,953	$6,794	$6,592
Revenues deferred during the year	—	159	202
Balance at end of year	$6,953	$6,953	$6,794
As of December 31, 2016, deferred revenues of $6.8 million related to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the “Conveyance”) in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to May 19, 2012 are subject to creditors’ claims in bankruptcy court. The Company will recognize revenues when reasonably assured of a judgment in its favor. All costs and expenses related to these charters were recognized as incurred.

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
The Company’s Shipping Services segment earns revenue from the time charter, bareboat charter and voyage charter of vessels, contracts of affreightment, ship assist services, transporting third party freight and ship management agreements with vessel owners. Under a time charter, Shipping Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Shipping Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charters and bareboat charters are recognized as services are provided. Voyage contracts are contracts to carry cargoes on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage contracts and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred. Ship assist services are provided by the Company’s harbor towing fleet to dock and undock vessels in various ports in the U.S. Gulf of Mexico and Atlantic Coast. Revenues from ship assist services are recognized as the services are performed. Revenues from transporting freight are recognized as third party freight is transported to various destinations, typically determined by a tariff based on weight and voyage length, which is usually one to eight days. Ship management agreements typically provide for technical services over a specified period of time, typically a year or more. Revenues from ship management agreements are recognized ratably over the service period.
ICP earns revenues from the sale of alcohol and co-products. Revenues and related costs from these sales are recorded when title transfers to the buyer.
Witt O’Brien’s earns revenues primarily from emergency response and debris management incidents, retainer and consulting services. Emergency response and debris management revenues are recognized as services are provided. Revenues from short term remediation services and longer term customer staff augmentation services for remediation and claims management are dependent on the magnitude and number of incidents. Retainer agreements with vessel and facility owners and operators generally have evergreen terms and are typically invoiced on an annual basis. Such retainer fees are generally recognized ratable over the term of the coverage period. Consulting services are performed in accordance with retainer agreements or specific contract terms. Revenues are recognized based on contractual terms, generally on a time and material basis with revenues recognized as the services are provided or on a fixed fee basis with revenues and expenses recognized upon completion of the contract or specific task.
Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of U.S treasury securities, money market instruments, time deposits and overnight investments.
Restricted Cash. Restricted cash primarily related to cash collateral for letters of credit and banking facility requirements.
Marketable Securities. Marketable equity securities with readily determinable fair values and debt securities are reported in the accompanying consolidated balance sheets as marketable securities. These investments are stated at fair value, as determined by their market observable prices, with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income (loss) as marketable security gains (losses), net. Short sales of marketable securities are stated at fair value in the accompanying consolidated balance sheets with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income (loss) as marketable security gains (losses), net. Long and short marketable security positions are primarily in energy, marine, transportation and other related businesses. Marketable securities are classified as trading securities for financial reporting purposes with gains and losses reported as operating activities in the accompanying consolidated statements of cash flows.
The Company’s most significant marketable security position is its investment in 9,177,135 shares of Dorian LPG Ltd. (“Dorian”), a publicly traded company listed on the New York Stock Exchange under the symbol “LPG” (see Note 4). Dorian’s closing share price was $8.21 and $11.77 as of December 31, 2016 and 2015, respectively. The Company’s cost basis in Dorian is $13.66 per share.
Trade Receivables. Customers of Offshore Marine Services are primarily major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Customers of Inland River Services are primarily major agricultural companies, major integrated oil companies, iron ore producers and industrial companies. Customers of Shipping Services are primarily multinational oil and gas companies, refining companies, oil trading companies and large industrial consumers of crude and petroleum. Customers of ICP are primarily alcohol trading companies, industrial manufacturers, major agricultural companies, major integrated oil companies, and manufacturers in the food, beverage and household products industries. Customers of the Company’s other business activities primarily include industrial companies and distributors. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.
Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of income (loss) as derivative losses, net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying consolidated statements of income (loss) as derivative losses, net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying consolidated statements of income (loss) as derivative losses, net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s 50% or less owned companies are also reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage, with reclassifications and ineffective portions being included in equity in earnings (losses) of 50% or less owned companies, net of tax, in the accompanying consolidated statements of income (loss).
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
Inventories. Inventories are stated at the lower of cost (using the first-in, first-out and average cost methods) or market. Inventories consist primarily of fuel and fuel oil in the Company’s Offshore Marine Services, Shipping Services and Inland River Services segments. Inventories in ICP consist primarily of corn, high quality alcohol and fuel alcohol. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market. During the years ended December 31, 2016, 2015 and 2014, the Company recorded market write-downs of $2.7 million, $3.0 million and $0.4 million, respectively.

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
As of December 31, 2016, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

Offshore support vessels (excluding wind farm utility)	20
Wind farm utility vessels	10
Inland river dry-cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats and harbor boats	25
Product tankers - U.S.-flag	25
Short-sea container\RORO(1) vessels	20
Harbor and offshore tugs	25
Ocean liquid tank barges	25
Terminal and manufacturing facilities	20
______________________

(1)	Roll on/Roll off (“RORO”).

The Company’s major classes of property and equipment as of December 31 were as follows (in thousands):

	Historical Cost(1)	Accumulated Depreciation	Net Book Value
2016
Offshore Marine Services:
Anchor handling towing supply	$228,857	$(183,757)	$45,100
Fast support	251,415	(72,599)	178,816
Supply	96,774	(58,028)	38,746
Standby safety	109,436	(88,020)	21,416
Specialty	45,765	(24,063)	21,702
Liftboats	104,356	(45,447)	58,909
Wind farm utility	60,671	(29,019)	31,652
Machinery and spares	32,921	(20,008)	12,913
Other(2)	28,564	(19,678)	8,886
	958,759	(540,619)	418,140
Inland River Services:
Dry-cargo barges	246,237	(97,602)	148,635
Liquid tank barges	16,114	(1,982)	14,132
Towboats	14,675	(1,320)	13,355
Harbor boats	17,338	(5,715)	11,623
Specialty and deck barges	12,292	(4,869)	7,423
Terminal and fleeting facilities	94,913	(48,981)	45,932
Other(2)	18,145	(6,658)	11,487
	419,714	(167,127)	252,587
Shipping Services:
Product tankers - U.S.-flag	546,019	(189,536)	356,483
Harbor and offshore tugs - U.S.-flag	72,877	(34,606)	38,271
Harbor tugs - Foreign-flag	29,689	(9,480)	20,209
Ocean liquid tank barges - U.S.-flag	39,238	(11,604)	27,634
Short-sea container\RORO - Foreign-flag	20,954	(6,774)	14,180
Other(2)	18,825	(6,004)	12,821
	727,602	(258,004)	469,598
Illinois Corn Processing:
Manufacturing facilities	55,028	(23,689)	31,339
Land	1,680	—	1,680
	56,708	(23,689)	33,019
Witt O’Brien’s:
Other(2)	1,559	(1,244)	315
Corporate and Eliminations:
Other(2)	29,681	(18,184)	11,497
	$2,194,023	$(1,008,867)	$1,185,156
______________________

(1)	Includes property and equipment acquired in business acquisitions at acquisition date fair value, and net of the impact of recognized impairment charges.

(2)	Includes land and buildings, leasehold improvements, fixed-wing aircraft, vehicles and other property and equipment.

	Historical Cost(1)	Accumulated Depreciation	Net Book Value
2015
Offshore Marine Services:
Anchor handling towing supply	$301,707	$(168,534)	$133,173
Fast support	222,720	(61,515)	161,205
Supply	139,315	(80,862)	58,453
Standby Safety	141,864	(113,136)	28,728
Specialty	46,522	(21,224)	25,298
Liftboats	122,764	(36,154)	86,610
Wind farm utility	66,950	(26,773)	40,177
Machinery and spares	34,116	(19,480)	14,636
Other(2)	26,661	(19,284)	7,377
	1,102,619	(546,962)	555,657
Inland River Services:
Dry-cargo barges	226,916	(86,068)	140,848
Liquid tank barges	61,175	(14,638)	46,537
Towboats	67,265	(15,670)	51,595
Harbor boats	10,206	(5,136)	5,070
Specialty and deck barges	12,293	(3,992)	8,301
Terminal and fleeting facilities	90,379	(40,890)	49,489
Other(2)	16,910	(4,877)	12,033
	485,144	(171,271)	313,873
Shipping Services:
Product tankers - U.S.-flag	271,141	(168,838)	102,303
Harbor and offshore tugs - U.S.-flag	72,073	(37,418)	34,655
Harbor tugs - Foreign-flag	29,689	(8,291)	21,398
Ocean liquid tank barges - U.S.-flag	39,238	(10,175)	29,063
Short-sea container\RORO - Foreign-flag	20,954	(5,369)	15,585
Other(2)	21,049	(8,985)	12,064
	454,144	(239,076)	215,068
Illinois Corn Processing:
Manufacturing facilities	45,576	(19,390)	26,186
Land	1,680	—	1,680
	47,256	(19,390)	27,866
Witt O’Brien’s:
Other(2)	3,338	(2,834)	504
Corporate and Eliminations:
Other(2)	30,700	(14,648)	16,052
	$2,123,201	$(994,181)	$1,129,020
______________________

(1)	Includes property and equipment acquired in business acquisitions at acquisition date fair value, and net of the impact of recognized impairment charges.

(2)	Includes land and buildings, leasehold improvements, fixed-wing aircraft, vehicles and other property and equipment.
Depreciation expense totaled $122.5 million, $122.9 million and $127.6 million in 2016, 2015 and 2014, respectively.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. Capitalized interest totaled $18.5 million, $18.5 million and $17.0 million in 2016, 2015 and 2014, respectively.
Intangible Assets. The Company’s intangible assets primarily arose from business acquisitions (see Note 2) and consist of non-compete agreements, trademarks and tradenames, customer relationships, software and technology, and acquired contractual rights. These intangible assets are amortized over their estimated useful lives ranging from two to ten years. During the years ended December 31, 2016, 2015, and 2014, the Company recognized amortization expense of $2.5 million, $3.1 million and $4.3 million, respectively.
The Company’s intangible assets by type were as follows (in thousands):

	Trademark/ Tradenames	Customer Relationships	Software/ Technology	Acquired Contractual Rights	Total
	Gross Carrying Value
Year Ended December 31, 2014	$10,681	$48,570	$1,652	$2,985	$63,888
Purchase price adjustments to acquired intangible assets	(1,024)	(2,133)	—	—	(3,157)
Foreign currency translation	—	—	—	(78)	(78)
Fully amortized intangible assets	(4,737)	(22,700)	—	—	(27,437)
Year Ended December 31, 2015	4,920	23,737	1,652	2,907	33,216
Acquired intangible assets	—	1,598	—	5,500	7,098
Foreign currency translation	—	—	—	9	9
Impairment of intangible assets	(1,596)	(8,128)	(1,220)	—	(10,944)
Fully amortized intangible assets	—	—	(432)	—	(432)
Year Ended December 31, 2016	$3,324	$17,207	$—	$8,416	$28,947

	Accumulated Amortization
Year Ended December 31, 2014	$(5,429)	$(24,179)	$(96)	$(1,457)	$(31,161)
Amortization expense	(624)	(2,543)	(192)	259	(3,100)
Fully amortized intangible assets	4,737	22,700	—	—	27,437
Year Ended December 31, 2015	(1,316)	(4,022)	(288)	(1,198)	(6,824)
Amortization expense	(332)	(1,687)	(144)	(314)	(2,477)
Fully amortized intangible assets	—	—	432	—	432
Year Ended December 31, 2016	$(1,648)	$(5,709)	$—	$(1,512)	$(8,869)
Weighted average remaining contractual life, in years	5.0	9.2	0.0	8.4	8.6
Future amortization expense of intangible assets for each of the years ended December 31 is as follows (in thousands):

2017	$2,346
2018	2,173
2019	2,227
2020	2,227
2021	2,227
Years subsequent to 2021	8,878
$20,078

Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the years ended December 31, 2016, 2015, and 2014, the Company recognized impairment charges of $130.8 million, $7.1 million and $4.4 million, respectively, related to long-lived assets held for use, which is included in gains (losses) on asset dispositions and impairments, net in the accompanying consolidated statements of income (loss).
As a result of continued weak conditions in the offshore oil and gas markets and the corresponding reductions in utilization and rates per day worked experienced by its fleet, the Company has identified indicators of impairment for certain of Offshore Marine Services owned vessel classes and individual offshore support vessels. When reviewing its fleet for impairment, the Company groups vessels with similar operating and marketing characteristics, including cold-stacked vessels expected to return to active service, into vessel classes. All other vessels, including vessels retired and removed from service, are evaluated for impairment on a vessel by vessel basis.
During the year ended December 31, 2016, the Company determined the carrying values of Offshore Marine Services anchor handling towing supply fleet, supply fleet, liftboat fleet, retired and removed from service vessels, and certain other individual vessels were not recoverable based on its estimate of their future undiscounted cash flows. As a result, and as described in more detail below, the Company recognized aggregate impairment charges of $119.7 million to reduce their carrying values to estimated fair value based on values established by independent appraisers and other market data such as recent sales of similar vessels. The valuation methodology applied by the appraisers was an estimated cost approach less (i) estimated economic depreciation for comparably aged and conditioned assets and (ii) estimated economic obsolescence based on market data or utilization trending of the vessels over the prior two years compared with 2014 (see Note 10 for fair value measurement determinations). If market conditions further decline from the depressed utilization and rates per day worked experienced over the last two years, fair values based on future appraisals could decline significantly.
During the year ended December 31, 2016, the Company retired and removed eight Offshore Marine Services vessels from service and recognized impairment charges of $20.7 million to reduce their carrying value to estimated fair value as described above.
With respect to Offshore Marine Services vessels in active service and cold-stacked status, the Company recognized impairment charges of $62.8 million for its anchor handling towing supply fleet, $19.9 million for its liftboat fleet and $12.7 million for one specialty vessel to reduce their carrying value to estimated fair value as described above. The difference between the estimated fair values for these vessels compared with their carrying values was more pronounced given their age, short remaining useful lives and current low utilization levels. As of December 31, 2016, Offshore Marine Services anchor handling towing supply fleet and liftboat fleet had average expected remaining lives of approximately four and six years, respectively, while the impaired specialty vessel had an expected remaining life of six years. In addition, the Company recognized other impairments of $3.6 million.
Offshore Marine Services’ other vessel classes and other individual vessels in active service and cold-stacked status, for which no impairment was deemed necessary, have generally experienced a less severe decline in utilization and rates per day worked based on specific market factors. The market factors include vessels with more general utility to a broad range of customers (e.g., fast support vessels), vessels required for customers to meet regulatory mandates and operating under multiple year contracts (e.g., standby safety vessels) or vessels that service customers outside of the offshore oil and gas market (e.g., wind farm utility vessels). For these vessels, the Company determined that future undiscounted cash flows held constant at levels of utilization and rates per day worked experienced in 2016 would recover their current carrying values over their expected remaining useful lives. The Company assumed that future utilization and rates per day worked will, at a minimum, maintain levels experienced in 2016 based on the market factors discussed above.
The Company’s estimates of undiscounted cash flows are highly subjective as future utilization and rates per day worked are uncertain, including the timing of an estimated market recovery in the offshore oil and gas markets and the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, changes in the Company’s expectations on future cash flows may result in it recognizing additional impairment charges related to Offshore Marine Services’ long-lived assets in future periods.

In October 2016, Witt O’Brien’s announced the launch of a strategic growth program to focus on core services by eliminating non-core and lower margin businesses. Witt O’Brien’s core services include providing resilience solutions for key areas of critical infrastructure, including, but not limited to, government, energy, transportation, healthcare and education, in the United States and abroad. Witt O’Brien’s protects and enhances its customers’ enterprise value by strengthening their ability to prepare for, respond to and recover from natural and man-made disasters, including hurricanes, infectious disease, terrorism, cyber breaches, oil spills, shipping incidents and other disruptions. The operations scheduled for elimination include a governmental relations unit, the Company’s European (primarily United Kingdom) operations, software products and an insurance unit. As a consequence of the restructuring, during the year ended December 31, 2016, Witt O’Brien’s recorded impairment charges of $10.0 million to write off the carrying value of customer related intangible assets associated with the non-core service lines that were eliminated.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the years ended December 31, 2016, 2015 and 2014, the Company recognized impairment charges of $14.7 million, $21.5 million and $3.3 million, respectively, related to its 50% or less owned companies, which are included in equity in earnings (losses) of 50% or less owned companies, net of tax in the accompanying consolidated statements of income (loss) (see Note 4).
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. As of December 31, 2016, substantially all of the Company’s goodwill related to Witt O’Brien’s. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. During the year ended December 31, 2016, the Company revised its annual goodwill assessment date to October 1 to better align the assessment process with the business planning and forecasting process. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill, related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including projections of future cash flows, revenues and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. Although the Company believes its assumptions and estimates are reasonable, the Company’s actual performance against its estimates could produce different results and lead to additional impairment charges in future periods.
On October 1, 2016, the Company performed its annual assessment of the carrying value of goodwill recorded in the Witt O’Brien’s reporting unit. As a result of weaker conditions for core services and the elimination of non-core service lines, the assessment concluded the carrying value of the reporting unit exceeded its fair value. Based on an evaluation of the implied fair value of goodwill compared to its carrying value, an impairment charge of $19.6 million was recorded to reduce the goodwill carrying value to fair value (see Note 10). The estimated fair value of the reporting unit was based on values established by independent valuation specialists. During the year ended December 31, 2015, the Company recognized a $13.4 million impairment charge related to goodwill in the Company’s Offshore Marine Services’ business segment. During the year ended December 31, 2014, the Company did not recognize any goodwill impairment charges. The Company’s goodwill impairment charges are included in gains (losses) on asset dispositions and impairments, net in the accompanying consolidated statements of income (loss).
Business Combinations. The Company recognizes 100% of the fair value of assets acquired, liabilities assumed, and noncontrolling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as are certain acquisition-related restructuring costs if the criteria related to exit or disposal cost obligations are met as of the acquisition date. Acquisition-related transaction costs are expensed as incurred and any changes in income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of income (loss) from the date of acquisition (see Note 2).
Debt Discount and Issuance Costs. Debt discounts and costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method for term loans and straight line method for revolving credit facilities and is included in interest expense in the accompanying consolidated statements of income (loss).

Self-insurance Liabilities. The Company maintains hull, liability and war risk, general liability, workers compensation and other insurance customary in the industries in which it operates. Certain excess and property insurance policies are obtained through SEACOR sponsored programs, with premiums charged to participating businesses based on management’s risk assessment or insured asset values. The marine hull and liability policies have significant annual aggregate deductibles that are accrued based on actual claims incurred and historical loss experience, respectively. The Company also maintains self-insured health benefit plans for its participating employees. Exposure to the health benefit plans are limited by maintaining stop-loss and aggregate liability coverage. To the extent that estimated self-insurance losses, including the accrual of annual aggregate deductibles, differ from actual losses realized, the Company’s insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.
Income Taxes. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. The Company does not consider the results of its foreign operations permanently reinvested and, therefore, provides U.S. income taxes on the net earnings of its foreign subsidiaries. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general, respectively, in the accompanying consolidated statements of income (loss). The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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

	2016	2015	2014
Balance at beginning of year	$123,376	$146,534	$110,542
Deferred gains arising from equipment sales	9,003	5,984	71,367
Amortization of deferred gains included in operating expenses as reduction to rental expense	(23,272)	(22,521)	(18,847)
Amortization of deferred gains included in gains (losses) on asset dispositions and impairments, net	(602)	(4,954)	(15,686)
Other	(1,697)	(1,667)	(842)
Balance at end of year	$106,808	$123,376	$146,534

Deferred Gains – Equipment Sales to the Company’s 50% or Less Owned Companies. A portion of the gains realized from non-financed sales of the Company’s vessels and barges to its 50% or less owned companies is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. Effective January 1, 2009, the Company adopted new accounting rules related to the sale of its vessels and barges to its 50% or less owned companies. In most instances, these sale transactions are now considered a sale of a business in which the Company relinquishes control to its 50% or less owned companies. Subsequent to the adoption of the new accounting rules, gains are deferred only to the extent of the Company’s uncalled capital commitments and are amortized as those commitments lapse or funded amounts are returned. For transactions occurring prior to the adoption of the new accounting rules, gains were deferred and are being amortized based on the Company’s ownership interest, the Company’s uncalled capital commitments, cash received and the applicable equipment’s useful lives. Deferred gain activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2016	2015	2014
Balance at beginning of year	$12,533	$13,377	$14,221
Amortization of deferred gains included in gains (losses) on asset dispositions and impairments, net	(1,855)	(844)	(844)
Other	(1,153)	—	—
Balance at end of year	$9,525	$12,533	$13,377
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
Foreign Currency Translation. The assets, liabilities and results of operations of certain SEACOR subsidiaries are measured using their functional currency which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these subsidiaries with SEACOR, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet dates and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements are reported in other comprehensive loss in the accompanying consolidated statements of comprehensive income (loss).

Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Holdings Inc. Stockholders’ Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Other Comprehensive Loss
Year ended December 31, 2013	$(927)	$(257)	$(8)	$(1,192)	$395	$—	$(5)
Other comprehensive income (loss)	(3,949)	371	20	(3,558)	(481)	—	8	$(4,031)
Income tax (expense) benefit	1,382	(130)	(7)	1,245	—	—	—	1,245
Year ended December 31, 2014	(3,494)	(16)	5	(3,505)	(86)	—	3	$(2,786)
Other comprehensive income (loss)	(3,129)	(154)	29	(3,254)	(442)	—	13	$(3,683)
Income tax (expense) benefit	1,095	54	(10)	1,139	—	—	—	1,139
Year ended December 31, 2015	(5,528)	(116)	24	(5,620)	(528)	—	16	$(2,544)
Other comprehensive income (loss)	(9,331)	294	(31)	(9,068)	(1,085)	(17)	(13)	$(10,183)
Income tax (expense) benefit	3,266	(103)	11	3,174	—	—	—	3,174
Year ended December 31, 2016	$(11,593)	$75	$4	$(11,514)	$(1,613)	$(17)	$3	$(7,009)
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

Computations of basic and diluted earnings per common share of SEACOR for the years ended December 31 were as follows (in thousands, except share data):

	Net Income (Loss)	Average o/s Shares	Per Share
2016
Basic Weighted Average Common Shares Outstanding	$(215,897)	16,914,928	$(12.76)
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	—
Convertible Securities(2)(3)(4)	—	—
Diluted Weighted Average Common Shares Outstanding	$(215,897)	16,914,928	$(12.76)
2015
Basic Weighted Average Common Shares Outstanding	$(68,782)	17,446,137	$(3.94)
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	—
Convertible Securities(2)(3)(4)	—	—
Diluted Weighted Average Common Shares Outstanding	$(68,782)	17,446,137	$(3.94)
2014
Basic Weighted Average Common Shares Outstanding	$100,132	19,336,280	$5.18
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	403,194
Convertible Securities	21,156	6,025,851
Diluted Weighted Average Common Shares Outstanding	$121,288	25,765,325	$4.71
______________________

(1)
For the years ended December 31, 2016, 2015, and 2014, diluted earnings per common share of SEACOR excluded 2,020,677, 2,078,777 and 407,698, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the years ended December 31, 2016 and 2015, diluted earnings per common share of SEACOR excluded 2,664,208 and 4,148,327 shares, respectively, issuable pursuant to the Company’s 2.5% Convertible Senior Notes (see Note 7) as the effect of their inclusion in the computation would be anti-dilutive.

(3)
For the years ended December 31, 2016 and 2015 diluted earnings per common share of SEACOR excluded 1,825,326 and 1,825,326 shares, respectively, issuable pursuant to the Company’s 3.0% Convertible Senior Notes (see Note 7) as the effect of their inclusion in the computation would be anti-dilutive.

(4)
For the years ended December 31, 2016 and 2015, diluted earnings per common share of SEACOR excluded 2,243,500 and 190,544 shares, respectively, issuable pursuant to the Company’s 3.75% Subsidiary Convertible Senior Notes (see Note 7) as the effect of their inclusion in the computation would be anti-dilutive.

New Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. The core principal of the new standard is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company will adopt the new standard on January 1, 2018 and expects to use the modified retrospective approach upon adoption. The Company is in the preliminary stages of determining the impact, if any, the adoption of the new accounting standard will have on its consolidated financial position, results of operations or cash flows. Principal versus agent considerations of the new standard with respect to the Company’s vessel management services and pooling arrangements may result in a gross presentation of operating revenues and expenses compared with its current net presentation for results from managed and pooled third party equipment.
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

On March 30, 2016, the FASB issued an amendment to the accounting standards, which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendment is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and early adoption is permitted. The Company does expect the impact of the adoption of the new standard will have a material impact on its consolidated financial position, results of operations or cash flows.
On August 26, 2016, the FASB issued an amendment to the accounting standard which amends or clarifies guidance on classification of certain transactions in the statement of cash flows, including classification of proceeds from the settlement of insurance claims, debt prepayments, debt extinguishment costs and contingent consideration payments after a business combination. This new standard is effective for the Company as of January 1, 2018 and early adoption is permitted. The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.
On October 24, 2016, the FASB issued a new accounting standard, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory. The new standard is effective for interim and annual periods beginning after December 31, 2017 and requires a modified retrospective approach to adoption. The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.
On November 17, 2016, the FASB issued an amendment to the accounting standard which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.
On January 26, 2017, the FASB issued an amendment to the accounting standard which simplified wording and removes step two of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting units carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step two of the goodwill test. The new standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020, with early adoption permitted for interim or annual goodwill impairment tests on testing dates after January 1, 2017. The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.

2.	BUSINESS ACQUISITIONS
Witt O'Brien's. On July 11, 2014, the Company acquired a controlling interest in Witt O’Brien’s through the acquisition of its partner’s 45.8% equity interest for $35.4 million in cash (see Note 4). The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $48.1 million of goodwill being recorded.
CCM. On October 31, 2016, the Company acquired certain assets from Central Contracting & Marine, Inc. (“CCM”) consisting primarily of terminal and fleeting assets, including five harbor boats, for $18.1 million in cash. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets based on their fair values resulting in no goodwill being recorded.
SeaJon II. On December 2, 2016, the Company acquired a controlling interest in SeaJon II LLC (“SeaJon II”), which owns one U.S.-flag offshore tug, through the acquisition of its partner’s 50% equity interest for $3.4 million in cash (see Note 4). The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded.
Cypress CKOR. On December 12, 2016, the Company obtained a 100% controlling interest in Cypress CKOR LLC (“Cypress CKOR”), an owner of one offshore support vessel, for one dollar and the assumption of $3.1 million in debt. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded.

Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisitions for the years ended December 31 was as follows (in thousands):

	2016	2015	2014
Restricted cash	$275	$—	$—
Trade and other receivables	2,187	—	31,079
Other current assets	150	—	1,925
Investments, at Equity, and Advances to 50% or Less Owned Companies	(3,437)	—	(49,968)
Property and Equipment	17,132	—	519
Goodwill	—	3,157	44,967
Intangible Assets	7,098	(3,157)	24,901
Other Assets	—	—	111
Accounts payable	238	—	(1,709)
Other current liabilities	(13)	—	(12,274)
Long-Term Debt	(3,091)	—	(3,266)
Deferred Income Taxes	—	—	91
Other Liabilities	—	—	(1,376)
Purchase price(1)	$20,539	$—	$35,000
______________________

(1)	Purchase price is net of cash acquired totaling $0.9 million and $0.4 million in 2016 and 2014, respectively.

3.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS
Equipment Additions. The Company’s capital expenditures and payments on fair value derivative hedges (see Note 9) were $358.8 million, $295.9 million and $360.6 million during the years ended December 31, 2016, 2015, and 2014, respectively. Major owned equipment placed in service for the years ended December 31 were as follows:

	2016(1)	2015	2014
Offshore Support Vessels:
Fast support	12	3	3
Supply	2	1	2
Specialty	1	—	—
Wind farm utility	2	2	2
	17	6	7
Inland river dry-cargo barges	46	—	65
Inland river liquid tank barges - 10,000 barrel	—	8	—
Inland river specialty barges	—	4	—
Inland river towboats	2	9	1
Product tankers - U.S.-flag	3	—	—
Short-sea container\RORO - Foreign-flag	—	—	1
Harbor tugs - U.S.-flag	1	—	—
______________________

(1)
Excludes five inland river harbor boats acquired in the CCM acquisition, one offshore supply vessel acquired in the Cypress CKOR acquisition and one U.S.-flag offshore tug acquired in the SeaJon II acquisition (see Note 2).

Equipment Dispositions. During the year ended December 31, 2016, the Company sold property and equipment for net proceeds of $194.4 million ($184.4 million in cash, $8.0 million in seller financing and one U.S.-flag harbor tug valued at $2.0 million) and gains of $14.7 million, of which $5.7 million were recognized currently and $9.0 million were deferred (see Note 1). Equipment dispositions included the sale-leaseback of one U.S.-flag product tanker for $61.0 million, with leaseback terms of 76 months. Gains of $8.2 million related to the sale-leaseback were deferred and are being amortized over their respective minimum lease periods. In addition, the Company received $0.5 million in deposits on future property and equipment sales and recognized previously deferred gains of $2.5 million.
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

Major equipment dispositions for the years ended December 31 were as follows:

	2016	2015	2014
Offshore Support Vessels:
Anchor handling towing supply	—	—	1
Fast support	—	1	7
Standby safety	4	—	—
Supply	5	1	4
Liftboats	—	—	1
Wind farm utility	—	—	1
	9	2	14
Inland river dry-cargo barges	—	—	80
Inland river liquid tank barges - 10,000 barrel	—	35	—
Inland river liquid tank barges - 30,000 barrel	19	—	—
Inland river deck barges	—	12	—
Inland river towboats	14	4	5
Product tankers - U.S.-flag	1	—	1
Short-sea container\RORO - Foreign-flag	—	—	2
Harbor tugs - U.S.-flag	2	—	—

4.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

Ownership	2016	2015
Offshore Marine Services:
MexMar	49.0%	$63,404	$50,163
Falcon Global	50.0%	18,539	17,951
Dynamic Offshore	19.0%	15,871	14,172
Sea-Cat Crewzer II	50.0%	11,246	11,339
OSV Partners	30.4%	9,245	11,374
Nautical Power	50.0%	6,413	6,412
Sea-Cat Crewzer	50.0%	4,088	2,701
Other	20.0%	–	50.0%	9,505	15,898
138,311	130,010
Inland River Services:
SCFCo	50.0%	46,028	57,437
Bunge-SCF Grain	50.0%	16,176	16,695
SCF Bunge Marine	50.0%	4,233	4,544
Other	50.0%	2,744	2,687
69,181	81,363
Shipping Services:
Trailer Bridge(1)	55.3%	43,050	41,710
SEA-Access	50.0%	—	8,414
SeaJon	50.0%	8,570	7,987
SeaJon II	50.0%	—	6,388
51,620	64,499
Other:
Hawker Pacific	34.2%	20,418	20,964
VA&E	41.3%	11,133	13,954
Avion	39.1%	14,783	11,994
Cleancor	50.0%	5,373	5,613
Other	34.0%	–	50.0%	2,953	2,706
54,660	55,231
$313,772	$331,103
______________________

(1)	The Company’s ownership percentage represents its economic interest in the joint venture.

Combined Condensed Financial Information. Summarized financial information for the Company’s investments, at equity, excluding Dorian, as of and for the years ended December 31 was as follows (in thousands):

	2016	2015
Current assets	$745,872	$603,446
Noncurrent assets	1,009,317	1,066,610
Current liabilities	622,530	401,987
Noncurrent liabilities	458,922	674,896

	2016	2015	2014
Operating Revenues	$1,359,370	$1,281,708	$1,175,872
Costs and Expenses:
Operating and administrative	1,204,496	1,085,518	1,021,730
Depreciation	80,784	94,105	61,233
	1,285,280	1,179,623	1,082,963
Gains (Losses) on Asset Dispositions and Impairments, Net	(27,900)	(2,174)	368
Operating Income	$46,190	$99,911	$93,277
Net Income (Loss)	$(34,569)	$18,835	$29,296
As of December 31, 2016 and 2015, cumulative undistributed net earnings of 50% or less owned companies accounted for by the equity method and included in the Company’s consolidated retained earnings were $7.8 million and $19.9 million, respectively.
Condensed Financial Information of Dorian. On December 21, 2015, the Company classified its investment in Dorian as marketable securities. Dorian files periodic reports on Form 10-Q and Form 10-K with the Securities and Exchange Commission (“SEC”). Summarized financial information for Dorian as of and for the years ended December 31 was as follows (in thousands):

	2015(1)	2014
Current assets	$98,254	$198,058
Noncurrent assets	1,724,758	812,164
Current liabilities	88,021	20,662
Noncurrent liabilities	759,636	125,716

	2015(1)	2014
Operating Revenues	$239,206	$78,666
Operating Income	126,820	20,494
Net Income	118,356	15,122
______________________

(1)
Financial information provided is as of and for the year ended December 31, 2015 as it was not practical to obtain financial information through period ended December 21, 2015 without undue difficulty or cost.

MexMar. Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”) owns and operates 15 offshore support vessels in Mexico. During the year ended December 31, 2016, the Company contributed additional capital of $7.4 million in cash and sold two offshore support vessels for $34.0 million in cash to MexMar. During the year ended December 31, 2015, the Company contributed capital of $7.9 million in cash to MexMar. In addition, during the year ended December 31, 2015, MexMar repaid $15.0 million of seller financing provided by the Company. During the year ended December 31, 2014, the Company contributed capital of $2.9 million and sold two offshore support vessels for $32.0 million ($6.4 million in cash and $25.6 million in seller financing, of which $10.7 million was repaid in 2014) to MexMar. During the years ended December 31, 2016, 2015 and 2014, the Company received $0.3 million, $0.4 million and $0.3 million, respectively, of vessel management fees from MexMar. During the years ended December 31, 2016, 2015 and 2014, MexMar paid the Company $5.1 million, $11.6 million and $13.5 million, respectively, to charter certain vessels under bareboat and time charter arrangements.

Falcon Global. On August 1, 2014, the Company and Montco Global, LLC formed Falcon Global LLC (“Falcon Global”) to construct and operate two foreign-flag liftboats. The Company has a 50% ownership interest in Falcon Global. During the years ended December 31, 2016, 2015 and 2014, the Company and its partner each contributed capital of $7.7 million, $15.7 million and $3.4 million, respectively, in cash to Falcon Global. During the year ended December 31, 2016, the Company recorded an impairment charge of $6.4 million, net of tax, for an other-than-temporary decline in the fair value of its investment in Falcon Global (see Note 10). As of December 31, 2016, the Company has guaranteed $3.8 million related to the construction contract for the liftboats, which declines as progress payments are made in accordance with the contract. In addition, as of December 31, 2016, the Company has jointly and severally guaranteed $51.8 million of debt used to construct the liftboats. As of December 31, 2016, the Company’s carrying value of its investment in Falcon Global was $6.4 million lower than its proportionate share of the underlying equity in Falcon Global.
Dynamic Offshore Drilling. Dynamic Offshore Drilling Ltd. (“Dynamic Offshore”) was established to construct and operate a jack-up drilling rig that was delivered in the first quarter of 2013.
Sea-Cat Crewzer II. Sea-Cat Crewzer II LLC (“Sea-Cat Crewzer II”) owns and operates two high speed offshore catamarans. The Company is a guarantor of its proportionate share of Sea-Cat Crewzer’s II debt and the amount of the guarantee declines as principal payments are made and will terminate when the debt is repaid. As of December 31, 2016, the Company’s guarantee was $11.6 million. During the year ended December 31, 2015, the Company received dividends of $1.8 million from Sea-Cat Crewzer II. During the year ended December 31, 2014, the Company received capital distributions of $14.0 million. During the years ended December 31, 2016, 2015 and 2014, the Company received $0.7 million, $0.7 million and $0.7 million, respectively, of vessel management fees from Sea-Cat Crewzer II.
OSV Partners. SEACOR OSV Partners GP LLC and SEACOR OSV Partners I LP (collectively “OSV Partners”) owns and operates five offshore support vessels. During the years ended December 31, 2016, 2015 and 2014, the Company contributed capital of $1.2 million, $1.4 million and $5.1 million, respectively, in cash to OSV Partners. In addition, during the year ended December 31, 2016, equity in earnings (losses) of 50% or less owned companies, net of tax, includes $1.0 million related to the Company’s proportionate share of impairment charges associated with OSV Partners’ fleet. During the year ended December 31, 2014, the Company sold two offshore support vessels for $27.7 million to OSV Partners. During the years ended December 31, 2016, 2015 and 2014, the Company received $0.5 million, $1.2 million and $1.2 million, respectively, of vessel management fees from OSV Partners.
Nautical Power. The Company and another offshore operator formed Nautical Power, LLC (“Nautical Power”) to operate one offshore support vessel. Nautical Power bareboat chartered the vessel from a leasing company and that charter terminated in 2013. As of December 31, 2016, the Company’s investment in Nautical Power consists of its share of funds dedicated for future investment.
Sea-Cat Crewzer. Sea-Cat Crewzer LLC (“Sea-Cat Crewzer”) owns and operates two high speed offshore catamarans. The Company is a guarantor of its proportionate share of Sea-Cat Crewzer’s debt and the amount of the guarantee declines as principal payments are made and will terminate when the debt is repaid. As of December 31, 2016, the Company’s guarantee was $10.3 million. During the years ended December 31, 2015 and 2014, the Company received dividends of $1.3 million and $3.3 million, respectively, from Sea-Cat Crewzer. In addition, during the year ended December 31, 2014, the Company received capital distributions of $3.2 million from Sea-Cat Crewzer. During the years ended December 31, 2016, 2015 and 2014, the Company received $0.7 million, $0.7 million and $0.7 million, respectively, of vessel management fees from Sea-Cat Crewzer. During the years ended December 31, 2016, 2015 and 2014, the Company paid $4.3 million, $5.9 million and $6.7 million, respectively, to Sea-Cat Crewzer to bareboat charter one of its vessels.
Other Offshore Marine Services. The Company’s other Offshore Marine Services 50% or less owned companies own and operate ten vessels. During the year ended December 31, 2016, the Company received dividends of $0.8 million from these 50% or less owned companies and made capital contributions of $0.5 million to these 50% or less owned companies. In addition, during the year ended December 31, 2016, the Company recognized impairment charges of $0.5 million, net of tax, for an other-than-temporary decline in the fair value of its investment in a certain 50% or less owned company and recognized $2.7 million, net of tax, for its proportionate share of impairment charges recognized by certain of its 50% or less owned companies related to offshore support vessels used in their operations, both of which are included in equity in earnings (losses) of 50% or less owned companies, net of tax in the accompanying consolidated statements of income (loss). During the year ended December 31, 2015, the Company received dividends of $0.9 million and repayments on advances of $0.2 million from these 50% or less owned companies. In addition, during the year ended December 31, 2015, the Company recognized impairment charges of $2.0 million, net of tax, for its proportionate share of impairment charges recognized by certain of its 50% or less owned companies related to offshore support vessels used in their operations, which are included in equity in earnings (losses) of 50% or less owned companies in the accompanying consolidated statements of income (loss). During the year ended December 31, 2014, the Company received capital distributions of $0.2 million, dividends of $1.0 million and repayments of advances of $0.6 million, and made capital contributions and advances of $0.8 million to these 50% or less owned companies. Certain of these 50% or less owned companies obtained bank debt to finance the acquisition of offshore support vessels from the Company. Under the terms of the debt, the bank has the authority, under certain circumstances, to require the parties of these 50% or less owned companies to fund uncalled capital commitments, as defined in the 50% or less owned companies’ partnership agreements. In such an event, the Company would be required to contribute its allocable share of the uncalled capital commitments, which was $1.8 million in the aggregate as of December 31, 2016. The Company manages certain vessels on behalf of its 50% or less owned companies and guarantees the outstanding charter receivables of one of its 50% or less owned companies if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of December 31, 2016, the Company’s contingent guarantee of outstanding charter receivables was $0.4 million. During the years ended December 31, 2016, 2015 and 2014, the Company received $0.8 million, $0.8 million and $0.6 million, respectively, of vessel management fees from these 50% or less owned companies.
SCFCo. SCFCo Holdings LLC (“SCFCo”) was established to operate dry-cargo barges and towboats on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. During the years ended December 31, 2016, 2015 and 2014, the Company contributed capital of $0.8 million, $18.0 million and $19.7 million, respectively, to SCFCo. During the years ended December 31, 2016 and 2014, the Company provided working capital advances and loans of $1.8 million and $23.5 million, respectively. In addition, during the year ended December 31, 2014, the Company financed the sale of one inland river towboat and 20 dry-cargo barges to SCFCo for $13.0 million. During the years ended December 31, 2015 and 2014, the Company received repayments on these working capital advances, loans and financings of $14.0 million and $1.0 million, respectively. As of December 31, 2016, $30.3 million of working capital advances and loans remained outstanding. The Company also provides SCFCo with certain information technology services and received $0.1 million and $0.2 million, respectively, for these services during the years ended December 31, 2016 and 2015. During the years ended December 31, 2016 and 2015, the Company identified indicators of impairment in its investment in SCFCo as a result of continuing losses and recognized impairment charges of $7.7 million and $21.5 million, respectively, for an other-than-temporary decline in the fair value of its investment (see Note 10). As of December 31, 2016, the Company’s carrying value of its investment in SCFCo was $28.5 million lower than its proportionate share of the underlying equity in SCFCo.
Bunge-SCF Grain. Bunge-SCF Grain LLC (“Bunge-SCF Grain”) operates a terminal grain elevator in Fairmont City, Illinois. During the year ended December 31, 2014, the Company contributed capital of $2.0 million in cash and made working capital advances of $2.0 million to Bunge-SCF Grain. During the year ended December 31, 2015, the Company received $2.0 million of repayments of working capital advances. As of December 31, 2016, the total outstanding balance of working capital advances was $7.0 million. In addition, Bunge-SCF Grain operates and manages the Company’s grain storage and handling facility in McLeansboro, Illinois, and the Company received $1.0 million, $1.0 million and $1.0 million in rental income for the years ended December 31, 2016, 2015 and 2014, respectively. The Company also provides freight transportation to Bunge-SCF Grain and received $7.2 million, $10.8 million and $7.8 million for these services during the years ended December 31, 2016, 2015 and 2014, respectively.
SCF Bunge Marine. SCF Bunge Marine LLC (“SCF Bunge Marine”) provides towing services on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River and Ohio River. The Company time charters six inland river towboats to SCF Bunge Marine, of which four are bareboat chartered-in by the Company from a third-party leasing company. The Company and its partner are required to fund SCF Bunge Marine, if necessary, to support the payment of its time charter obligations to the Company. Pursuant to the time charter, the Company received charter fees of $35.0 million, $41.7 million and $41.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company received dividends of $2.5 million, $4.0 million and $4.5 million, respectively, from SCF Bunge Marine. In addition, during the years ended December 31, 2016, 2015 and 2014, SCF Bunge Marine received $40.2 million, $47.9 million and $46.6 million, respectively, for towing services provided to the Company.
Other Inland River Services. The Company’s other Inland River Services 50% or less owned company operates a fabrication facility. During the year ended December 31, 2014, the Company received capital distributions of $2.1 million from this 50% or less owned company.
Dorian. During the year ended December 31, 2014, Dorian completed three private placement equity offerings prior to becoming a publicly traded company in May of 2014. The Company did not participate in any of the offerings and as a consequence its ownership was diluted to a 16.1% ownership interest and the Company recognized a $4.4 million gain, net of tax, which is included in equity in earnings (losses) of 50% or less owned companies in the accompanying consolidated statements of income (loss). During the year ended December 31, 2015, the Company sold 150,000 shares of Dorian for $2.3 million in cash reducing the Company’s ownership to 15.9%. On December 21, 2015, Mr. Fabrikant, the Executive Chairman and Chief Executive Officer of SEACOR, resigned from Dorian’s board of directors. As a consequence, the Company determined it no longer exercised significant influence over Dorian and marked its investment, at equity, in Dorian to fair value resulting in a loss of $32.3 million, net of tax, which is included in equity in earnings (losses) of 50% or less owned companies in the accompanying consolidated statements of income (loss). The Company’s investment in Dorian is classified as marketable securities in the accompanying consolidated balance sheet (see Note 1).

Trailer Bridge. Trailer Bridge, Inc. (“Trailer Bridge”), an operator of U.S.-flag deck and RORO barges, provides marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. In December 2016, the Company and other major investors recapitalized Trailer Bridge by agreeing to exchange outstanding subordinated debt for equity. As a consequence of the recapitalization, the Company’s noncontrolling interest in Trailer Bridge increased to 55.3% resulting in an equity loss of $2.2 million, net of tax. The Company provides secured financing to Trailer Bridge and during the year ended December 31, 2016, the Company provided advances of $1.7 million on the secured financing. During the years ended December 31, 2015 and 2014, the Company received repayments of $18.7 million and $2.1 million, respectively, on the secured financing. As of December 31, 2016, the outstanding amount on the secured financing was $3.9 million, inclusive of accrued and unpaid interest. During the years ended December 31, 2016, 2015 and 2014, the Company received $3.0 million, $0.4 million and $2.0 million, respectively, for the time charter of a U.S.-flag harbor tug to Trailer Bridge. The Company also provides Trailer Bridge with technical and commercial management services and during the years ended December 31, 2016 and 2015, received $0.3 million and $0.8 million, respectively, for these services.
SEA-Access. On November 7, 2014, the Company and Access Shipping Limited Partnership formed SEA-Access LLC (“SEA-Access”) to acquire and operate the M/V Eagle Ford, a U.S.-flag 124,000 dwt crude oil tanker. In June 2016, the M/V Eagle Ford was scrapped and, as of December 31, 2016, SEA-Access had been liquidated. During the year ended December 31, 2014, the Company and its partner each contributed capital of $16.7 million to SEA-Access to acquire the vessel and for working capital. During the year ended December 31, 2016, the Company received capital distributions of $8.4 million and dividends of $2.0 million from SEA-Access. During the year ended December 31, 2015, the Company received capital distributions of $8.3 million and dividends of $4.4 million from SEA-Access. The Company also provided SEA-Access with technical and commercial management services and received $0.5 million, $1.0 million and $0.1 million, for the years ended December 31, 2016, 2015 and 2014, respectively, for these services.
SeaJon. SeaJon LLC (“SeaJon”) owns an articulated tug-barge operating in the Great Lakes trade. The Company is a guarantor of its proportionate share of SeaJon’s debt up to a maximum of $5.0 million. As of December 31, 2016, the Company’s guarantee was $5.0 million. During the year ended December 31, 2014, the Company and its partner each made capital contributions of $2.3 million. In addition, during the year ended December 31, 2014, SeaJon made a $5.4 million non-cash distribution of an interest in an offshore tug under reconstruction to each partner (see SeaJon II). During the years ended December 31, 2016 and 2015, the Company received dividends of $0.6 million and $0.6 million, respectively, from SeaJon.
SeaJon II. On October 1, 2014, the Company and Donjon Marine Co., Inc. formed SeaJon II LLC (“SeaJon II”) to own a U.S.-flag offshore tug on time charter to Trailer Bridge. During the years ended December 31, 2015 and 2014, the Company and its partner each contributed capital of $1.0 million and $0.6 million, respectively, in cash. During the year ended December 31, 2014, the Company and its partner each contributed an interest in an offshore tug under construction valued at $5.4 million (see SeaJon). During the year ended December 31, 2015, the Company received capital distributions of $0.3 million from SeaJon II. The Company also provides SeaJon II with technical and commercial management services and received $0.1 million and $0.1 million, during the years ended December 31, 2016 and 2015, respectively, for these services. On December 2, 2016, the Company acquired a controlling interest in SeaJon II through the acquisition of its partner’s 50% equity interest for $3.4 million in cash (see Note 2). Upon the change in control, the Company marked its investment in SeaJon II to fair value resulting in a loss of $1.9 million, net of tax, which is included in equity in earnings (losses) of 50% or less owned companies in the accompanying consolidated statements of income (loss) (see Note 10).
Hawker Pacific. Hawker Pacific Airservices, Limited (“Hawker Pacific”) is an aviation sales and support organization and a distributor of aviation components from leading manufacturers. As of December 31, 2016, the Company had a $6.5 million letter of credit outstanding in support of certain Hawker Pacific performance guarantees. During the years ended December 31, 2016, 2015 and 2014, the Company received management fees of $0.3 million, $0.3 million and $0.5 million, respectively, from Hawker Pacific.
VA&E. On June 1, 2015, the Company contributed its 81.1% interest in the assets and liabilities of a previously controlled and consolidated subsidiary that operated its agricultural commodity trading and logistics business (including $3.5 million of cash on hand) in exchange for a 41.3% ownership interest in each of VA&E Trading USA LLC and VA&E Trading LLP (collectively “VA&E”), two newly formed 50% or less owned companies with certain subsidiaries of ECOM Agroindustrial Corp. Ltd. and certain managers of VA&E. VA&E primarily focuses on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product. Through November 2016, the Company provided VA&E an unsecured revolving credit facility of up to $6.0 million, a term loan of $1.1 million and a subordinated loan of $1.0 million. In December 2016, the Company increased its subordinated loan to $3.5 million and terminated the revolving credit facility and term loan. During the years ended December 31, 2016 and 2015, VA&E borrowed $10.0 million and $15.0 million, respectively and repaid $12.4 million and $11.5 million, respectively, on the revolving credit facility. During the year ended December 31, 2016, the Company received repayments of $1.1 million on its term loan. During the year ended December 31, 2015, the Company and its partner each funded $1.0 million under the subordinated note executed upon formation of VA&E. As of December 31, 2016, the Company had outstanding advances of $3.6 million to VA&E inclusive of accrued and unpaid interest.

Avion. Avion Pacific Limited (“Avion”) is a distributor of aircraft and aircraft related parts. During the years ended December 31, 2016 and 2014, the Company made advances of $3.0 million and $3.0 million, respectively, to Avion. During the years ended December 31, 2015 and 2014, the Company received repayments on advances of $3.0 million and $4.0 million, respectively, from Avion. As of December 31, 2016, the Company had $3.0 million of outstanding advances to Avion.
Cleancor. CLEANCOR Energy Solutions LLC (“Cleancor”) a full service solution provider delivering clean fuel to end users. During the year ended December 31, 2014, the Company contributed capital of $4.8 million to Cleancor to fund its start-up operations and provide capital for future investments. During the year ended December 31, 2015, the Company provided Cleancor financing of $2.0 million for certain equipment, of which $1.9 million was outstanding as of December 31, 2016.
Witt O’Brien’s. On December 31, 2012, the Company contributed its interest in O’Brien’s Response Management Inc. (“ORM”) to Witt Group Holdings, LLC, which was renamed Witt O’Brien’s, LLC. On July 11, 2014, the Company acquired a controlling interest in Witt O’Brien’s through the acquisition of its partner’s equity interest (see Note 2). During the six months ended June 30, 2014, the Company received capital distributions of $0.4 million and dividends of $0.4 million from Witt O’Brien’s. During the six months ended December 31, 2014, the Company received management fees of $0.1 million from Witt O’Brien’s.
Other. The Company’s other 50% or less owned companies are primarily industrial aviation businesses in Asia. During the years ended December 31, 2016, 2015 and 2014, the Company contributed capital and made advances of $0.8 million, $0.2 million and $1.7 million, respectively, to these 50% or less owned companies. During the year ended December 31, 2014, the Company received capital distributions of $0.1 million from these 50% or less owned companies.

5.	CONSTRUCTION RESERVE FUNDS
The Company has established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, construction reserve fund accounts subject to agreements with the Maritime Administration. In accordance with this statute, the Company is permitted to deposit proceeds from the sale of certain vessels into the construction reserve fund accounts and defer the taxable gains realized from the sale of those vessels. Qualified withdrawals from the construction reserve fund accounts are only permitted for the purpose of acquiring qualified U.S.-flag vessels as defined in the statute and approved by the Maritime Administration. To the extent that sales proceeds are reinvested in replacement vessels, the carryover depreciable tax basis of the vessels originally sold is attributed to the U.S.-flag vessels acquired using such qualified withdrawals. The construction reserve funds must be committed for expenditure within three years of the date of sale of the equipment, subject to two one-year extensions that can be granted at the discretion of the Maritime Administration, or be released for the Company’s general use as nonqualified withdrawals. For nonqualified withdrawals, the Company is obligated to pay taxes on the previously deferred gains at the prevailing statutory tax rate plus penalties and interest thereon for the period such taxes were deferred.
The Company’s construction reserve funds are classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Construction reserve fund transactions for the years ended December 31 were as follows (in thousands):

	2016	2015	2014
Withdrawals	$(130,446)	$(47,472)	$(131,167)
Deposits	29,000	34,459	147,450
	$(101,446)	$(13,013)	$16,283

6.	LEASES AND NOTES RECEIVABLE FROM THIRD PARTIES
From time to time, the Company engages in lending and leasing activities involving various types of equipment. The Company recognizes interest income as payments are due, typically monthly, and expenses all costs associated with its lending and leasing activities as incurred. These leases and notes receivable are typically collateralized by the underlying equipment and require scheduled lease payments or periodic principal and interest payments. As of December 31, 2016 and 2015, the outstanding balance of leases and notes receivable from third parties was $12.6 million and $24.9 million, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets. During the years ended December 31, 2016, 2015 and 2014, the Company made advances on notes receivable from third parties of $9.4 million, $9.6 million and $19.0 million, respectively, and received repayments on notes receivable from third parties of $6.8 million, $10.8 million and $10.0 million, respectively. During the year ended December 31, 2014, the Company received net lease payments of $0.6 million from third parties. During the year ended December 31, 2016, the Company recognized reserves of $8.5 million for two notes receivable from third parties following non-performance and a decline in the underlying collateral values (see Note 10).

7.	LONG-TERM DEBT
The Company’s borrowings as of December 31 were as follows (in thousands):

	2016	2015
3.0% Convertible Senior Notes(1)	$230,000	$230,000
2.5% Convertible Senior Notes(2)	157,128	284,500
7.375% Senior Notes(3)	160,699	195,941
3.75% Subsidiary Convertible Senior Notes(4)	175,000	175,000
SEA-Vista Credit Facility(5)	279,245	210,025
Other(6)	82,742	54,287
	1,084,814	1,149,753
Portion due within one year, net of related debt discount and issuance costs	(183,602)	(35,531)
Debt discount included in long-term debt	(39,537)	(62,914)
Debt issuance costs included in long-term debt	(12,904)	(16,449)
	$848,771	$1,034,859
______________________

(1)
Excludes unamortized discount and unamortized issue costs of $29.8 million and $3.0 million, respectively, as of December 31, 2016 and $36.2 million and $3.7 million, respectively, as of December 31, 2015.

(2)
Excludes unamortized discount and unamortized issue costs of $4.8 million and $0.8 million, respectively, as of December 31, 2016 and $17.3 million and $2.8 million, respectively, as of December 31, 2015.

(3)
Excludes unamortized discount and unamortized issue costs of $0.4 million and $0.5 million, respectively, as of December 31, 2016 and $0.6 million and $0.9 million, respectively, as of December 31, 2015.

(4)
Excludes unamortized discount and unamortized issue costs of $4.1 million and $3.1 million, respectively, as of December 31, 2016 and $8.2 million and $6.2 million, respectively, as of December 31, 2015.

(5)	Excludes unamortized issue costs of $2.0 million and $2.7 million as of December 31, 2016 and December 31, 2015, respectively.

(6)
Excludes unamortized discount and unamortized issue costs of $0.5 million and $3.5 million, respectively, as of December 31, 2016 and unamortized discount and unamortized issue costs of $0.6 million and $0.2 million, respectively, as of December 31, 2015.

The Company’s contractual long-term debt maturities for the years ended December 31 are as follows (in thousands):

2017(1)	$189,164
2018	21,766
2019	183,212
2020	238,846
2021	25,800
Years subsequent to 2021	426,026
$1,084,814
______________________

(1)
Includes the aggregate principal amount outstanding of the Company’s 2.5% Convertible Senior Notes with a contractual maturity date of December 15, 2027 as the holders may require the Company to repurchase the notes on December 19, 2017.

3.0% Convertible Senior Notes. On November 13, 2013, SEACOR issued $230.0 million aggregate principal amount of its 3.0% Convertible Senior Notes due November 15, 2028 (the “3.0% Convertible Senior Notes”). Interest on the 3.0% Convertible Senior Notes is payable semi-annually on May 15 and November 15 of each year. Beginning November 15, 2020, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 3.0% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per $1,000 principal amount of the 3.0% Convertible Senior Notes. The amount of contingent interest payable for any such period will be equal to 0.45% per annum of such average trading price of the 3.0% Convertible Senior Notes. After March 31, 2014 and prior to August 15, 2028, the 3.0% Convertible Senior Notes are convertible into shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), at the initial conversion rate (“Conversion Rate”) of 7.9362 shares per $1,000 principal amount of notes only if certain conditions are met, as more fully described in the indenture. After August 15, 2028, holders may elect to convert at any time. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 1,825,326 shares as of December 31, 2016. On or after November 19, 2018, the 3.0% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On November 19, 2020, November 20, 2023 or if the Company undergoes a fundamental change, as more fully described in the indenture, the holders of the 3.0% Convertible

Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase.
The Company accounts separately for the liability and equity components of the 3.0% Convertible Senior Notes and the associated underwriting fees in a manner that reflects the Company’s non-convertible borrowing rate. The resulting debt discount and offering costs associated with the liability component is amortized as additional non-cash interest expense over the seven year period for which the debt is expected to be outstanding (November 19, 2020) for an overall effective annual interest rate of 7.4%.
2.5% Convertible Senior Notes. On December 11, 2012, SEACOR issued $350.0 million aggregate principal amount of its 2.5% Convertible Senior Notes due December 15, 2027 (the “2.5% Convertible Senior Notes”). Interest on the 2.5% Convertible Senior Notes is payable semi-annually on June 15 and December 15 of each year. Beginning December 15, 2017, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 2.5% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per $1,000 principal amount of the 2.5% Convertible Senior Notes. The amount of contingent interest payable for any such period will be equal to 0.25% per annum of such average trading price of the 2.5% Convertible Senior Notes. Prior to September 15, 2017, the 2.5% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate of 12.0015 shares per $1,000 principal amount of notes only if certain conditions are met, as more fully described in the indenture. After September 15, 2017, holders may elect to convert at any time. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 1,885,772 shares as of December 31, 2016. After December 19, 2015 and prior to December 19, 2017, the 2.5% Convertible Senior Notes may be redeemed, in whole or in part, only if certain conditions are met, as more fully described in the indenture, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus $55 per $1,000 principal amount of notes. On or after December 19, 2017, the 2.5% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On December 19, 2017, December 19, 2022 or if the Company undergoes a fundamental change, as more fully described in the indenture, the holders of the 2.5% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase.
The Company accounts separately for the liability and equity components of the 2.5% Convertible Senior Notes and the associated underwriting fees in a manner that reflects the Company’s non-convertible borrowing rate. The resulting debt discount and offering costs associated with the liability component is amortized as additional non-cash interest expense over the five year period for which the debt is expected to be outstanding (December 19, 2017) for an overall effective annual interest rate of 6.5%.
During the year ended December 31, 2016, the Company repurchased $127.4 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $124.7 million. Consideration of $117.3 million was allocated to the settlement of the long-term debt resulting in gains on debt extinguishment of $3.3 million included in the accompanying consolidated statements of income (loss). Consideration of $7.4 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes as included in the accompanying consolidated statements of changes in equity.
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
During the year ended December 31, 2016, the Company repurchased $35.2 million in principal amount of its 7.375% Senior Notes for $33.1 million resulting in gains on debt extinguishment of $1.9 million included in the accompanying consolidated statements of income (loss).
During the year ended December 31, 2015, the Company repurchased $37.6 million in principal amount of its 7.375% Senior Notes for $37.9 million resulting in losses on debt extinguishment of $0.6 million included in the accompanying consolidated statements of income (loss).

3.75% Subsidiary Convertible Senior Notes. On December 1, 2015, SEACOR Marine Holdings Inc. (“SMHI”), a subsidiary of SEACOR that is the parent company of the Offshore Marine Services business segment, issued $175.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due December 1, 2022 (the “3.75% Subsidiary Convertible Senior Notes”) to investment funds managed and controlled by The Carlyle Group. Interest on the 3.75% Subsidiary Convertible Senior Notes is payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2016. On November 30, 2015, SEACOR and the holders of the 3.75% Subsidiary Convertible Senior Notes also entered into an exchange agreement whereby the holders may elect to exchange the principal amount of their outstanding notes, in whole or in part, into shares of Common Stock at an initial exchange rate of 12.82 shares of Common Stock per $1,000 principal amount of the notes (the “Exchange Option”) beginning upon the earlier of December 1, 2017 or the date on which the Offshore Marine Services business segment’s assets reach a specified percentage of the Company’s consolidated assets. The Company, at its option, may under certain circumstances settle any of the 3.75% Subsidiary Convertible Senior Notes submitted for exchange into Common Stock through the issuance of an equal number of warrants in order to facilitate the Company’s compliance with the provisions of the Jones Act. The warrants, if issued, would entitle its holders to purchase an equal number of shares of Common Stock at an exercise price of $0.01 per share upon the resolution of any Jones Act compliance issues. The Company has reserved the maximum number of shares of Common Stock issuable upon exchange of the notes and potential exercise of warrants, or 2,243,500 shares as of December 31, 2016. On January 11, 2018, the holders of the 3.75% Subsidiary Convertible Senior Notes may require SMHI to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase (the “2018 Put Option”). Upon consummation of a fundamental change in SMHI or SEACOR, as more fully described in the note purchase agreement, the Company may redeem all the 3.75% Subsidiary Convertible Senior Notes for cash at a price equal to the greater of 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, or the fair value of consideration the holders of the 3.75% Subsidiary Convertible Senior Notes would have received if exchanged into Common Stock or converted into SMHI immediately prior to the fundamental change (the “Fundamental Change Call”).
The Company has determined that the Exchange Option is an embedded derivative within the 3.75% Subsidiary Convertible Senior Notes required to be valued separate and apart from the 3.75% Subsidiary Convertible Senior Notes and recorded at fair value (see Notes 9 and 10). On December 1, 2015, the fair value of the bifurcated embedded derivative was $8.5 million and recorded as an exchange option liability on subsidiary convertible senior notes in the accompanying consolidated balance sheets resulting in a corresponding debt discount in an equal amount. The debt discount and $6.4 million in offering costs are being amortized as additional non-cash interest expense over the period for which the debt is expected to be outstanding (January 11, 2018) for an overall effective interest rate of 8.7%.
The issuance of the 3.75% Subsidiary Convertible Senior Notes contemplates the potential separation of SMHI from the Company via a spin-off of SMHI to SEACOR’s shareholders (the “SMHI Spin-off”). The Company is continuing to pursue a SMHI Spin-off but is under no obligation to do so; however, if the contemplated SMHI Spin-off were to occur, the Exchange Option, the 2018 Put Option and the Fundamental Change Call would immediately terminate and the holders would then be able to elect to convert the principal amount of their outstanding notes, in whole or in part, into shares of SMHI common stock at an initial conversion rate of 23.26 shares of SMHI common stock per $1,000 principal amount of the notes through November 29, 2022. SMHI, at its option, may under certain circumstances settle any of the 3.75% Subsidiary Convertible Senior Notes submitted for conversion into SMHI common stock through the issuance of an equal number of warrants in order to facilitate SMHI’s compliance with the provisions of the Jones Act. The warrants, if issued, would entitle its holders to purchase an equal number of shares of SMHI common stock at an exercise price of $0.01 per share upon the resolution of any Jones Act compliance issues. SMHI has reserved the maximum number of shares of its common stock needed upon conversion of the notes and potential exercise of warrants, or 4,070,500 shares as of December 31, 2016. The holders of the 3.75% Subsidiary Convertible Senior Notes have no right to convert into SMHI common stock prior to the completion of a SMHI Spin-off. Following a SMHI Spin-off, if SMHI undergoes a fundamental change, as more fully described in the note purchase agreement, the holders of the 3.75% Subsidiary Convertible Senior Notes may require SMHI to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase. Following a SMHI Spin-off, the 3.75% Subsidiary Convertible Senior Notes may be redeemed, in whole or in part, only if certain conditions are met, as more fully described in the note purchase agreement, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption.
SEA-Vista Credit Facility. On April 15, 2015, SEA-Vista entered into a $300.0 million credit agreement with a syndicate of lenders that matures in 2020 (the “SEA-Vista Credit Facility”) and is secured by substantially all of SEA-Vista’s tangible and intangible assets with no recourse to SEACOR or its other subsidiaries. The SEA-Vista Credit Facility is comprised of three tranches: (i) a $100.0 million revolving credit facility (the “Revolving Loan”); (ii) an $80.0 million term loan (the “Term A-1 Loan”); and (iii) a $120.0 million delayed draw term loan (the “Term A-2 Loan”). The proceeds from the SEA-Vista Credit Facility were and will be used to fund SEA-Vista’s working capital, general corporate purposes, capital commitments and the redemption of its Title XI Bonds (see note below). All three loans bear interest at a variable rate determined by reference to the London Interbank Offered Rate (“LIBOR”) plus a margin of between 2.00% and 2.75% as determined in accordance with the SEA-Vista Credit Facility or, at the election of SEA-Vista, a Base Rate plus a margin of between 1.25% and 1.75% as determined in accordance with the SEA-Vista Credit Facility. A quarterly fee is payable on the unused commitments of all three tranches. SEA-Vista incurred $3.1 million of issuance costs related to the SEA-Vista Credit Facility.
Each of the loans under the SEA-Vista Credit Facility will mature on April 15, 2020 (the “Maturity Date”), which may be accelerated in certain circumstances. The principal of the Term A-1 Loan is repayable commencing in June 2015 in quarterly installments of 1.25% of the aggregate principal amount of the Term A-1 Loan through June 30, 2017. Commencing on September 30, 2017, the principal of each of the Term A-1 Loan and the Term A-2 Loan is repayable in quarterly installments of 2.50% of the aggregate principal amount of such loans, with the outstanding principal balance, interest and all other amounts outstanding for all loans, including the Revolving Loan, due and payable on the Maturity Date.
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
During the year ended December 31, 2016, SEA-Vista drew $87.0 million and repaid $14.0 million on the Revolving Loan and made scheduled repayments of $3.8 million on the Term A-1 Loan. As of December 31, 2016, SEA-Vista had $14.0 million of borrowing capacity under the SEA-Vista Credit Facility. Subsequent to December 31, 2016, SEA-Vista borrowed $14.0 million on the Revolving Loan.
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
Title XI Bonds. Three double-hull product and chemical tankers (the “Title XI tankers”) owned by subsidiaries of the Company (the “Title XI companies”) were financed through the issuance of U.S. Government Guaranteed Ship Financing Bonds (the “Title XI Bonds”).
On June 1, 2015, SEA-Vista redeemed its Title XI bonds for $99.9 million and recorded a $29.0 million loss on extinguishment of debt for the then unamortized debt discount, the make whole premium paid and certain other redemption costs. As a consequence of redeeming the bonds prior to their scheduled maturity, SEA-Vista was required to pay a make whole premium in the amount of $20.5 million. The redemption of the bonds released the liens on vessels supporting the Title XI financing and facilitated the issuance of the SEA-Vista Credit Facility. The redemption of the Title XI bonds was funded with advances from the SEA-Vista Credit Facility, its restricted cash and $9.6 million of Title XI reserve funds. During the year ended December 31, 2014, the Company made $5.9 million of scheduled payments.
ICP Revolving Credit Facility. On April 9, 2015, ICP entered into a $30.0 million revolving credit facility with JP Morgan Chase Bank, N.A. serving as Administrative Agent and Lender (the “ICP Revolving Credit Facility”), which includes an accordion feature whereby loan commitments available under the facility could be increased in the future by an additional $20.0 million, subject to lender approval. The ICP Revolving Credit Facility will primarily be used to finance working capital requirements and for general corporate purposes. The ICP Revolving Credit Facility matures on April 9, 2018 and is secured by all assets of ICP, except real estate, with no recourse to SEACOR or its other subsidiaries. ICP has agreed not to pledge its real estate as collateral to any other party. The amount available for borrowing at any given time under the ICP Revolving Credit Facility is determined by a formula based on the current outstanding loan balance, the amount of ICP’s eligible outstanding accounts receivable balances, and the carrying value of its eligible inventories, subject to additional reserves. Interest on outstanding loans would equate to the one-month LIBOR interest rate plus an applicable margin of 2.00%. A monthly commitment fee is payable based on the unused amounts of the ICP Revolving Credit Facility. The ICP Revolving Credit Facility places restrictions on ICP including limitations on its ability to incur indebtedness, liens, restricted payments, and asset sales. Other restricted payments, including dividends, are subject to certain conditions, including undrawn availability under the ICP Revolving Credit Facility and ICP’s pro forma fixed charge coverage ratio, as defined. In addition, ICP is subject to various covenants under this agreement, as defined. ICP incurred $0.3 million in issuance costs related to the ICP Revolving Credit Facility. As of December 31, 2016, ICP had no borrowings on the ICP Revolving Credit Facility and had $16.2 million of borrowing capacity.

Other. The Company has various other obligations including ship, equipment and facility mortgages. These obligations have maturities ranging from several months through 2029, have interest rates ranging from 2.7% to 4.6% as of December 31, 2016, and require periodic payments of interest and principal. During the years ended December 31, 2016, 2015 and 2014, proceeds from the issuance of other debt was $53.8 million, $4.9 million and $26.9 million, respectively. During the years ended December 31, 2016, 2015 and 2014, repayments on other debt and capital leases was $27.5 million, $15.9 million and $29.5 million, respectively. Subsequent to December 31, 2016, proceeds from the issuance of other debt was $3.4 million.
As of December 31, 2016, the Company had outstanding letters of credit totaling $26.2 million with various expiration dates through 2019. Additionally, as of December 31, 2016, the Company had other labor and performance guarantees of $1.9 million.
Repurchase Authority. SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its 7.375% Senior Notes, 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and Common Stock (collectively the “Securities”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On November 15, 2016, SEACOR’s Board of Directors increased the Company’s repurchase authority for the Securities to $150.0 million. As of December 31, 2016, SEACOR had remaining authorization for Securities repurchases of $147.0 million.

8.	INCOME TAXES
Income (loss) before income tax expense (benefit) and equity in earnings (losses) of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 were as follows (in thousands):

	2016	2015	2014
United States	$(242,375)	$(25,441)	$160,782
Foreign	(29,200)	(2,896)	(5,409)
Eliminations and other	9,327	(2,461)	7,862
	$(262,248)	$(30,798)	$163,235
As of December 31, 2016, cumulative undistributed net earnings of foreign subsidiaries included in the Company’s consolidated retained earnings were $7.9 million.
The Company files a consolidated U.S. federal tax return. The components of income tax expense (benefit) for the years ended December 31 were as follows (in thousands):

	2016	2015	2014
Current:
State	$5,339	$3,155	$5,526
Federal	(9,260)	17,442	56,675
Foreign	5,815	5,971	10,060
	1,894	26,568	72,261
Deferred:
State	(2,568)	(1,875)	196
Federal	(93,246)	(35,539)	(17,222)
Foreign	90	(516)	(38)
	(95,724)	(37,930)	(17,064)
	$(93,830)	$(11,362)	$55,197

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31:

	2016	2015	2014
Statutory rate	(35.0)%	(35.0)%	35.0%
Non-deductible expenses	0.1%	1.7%	0.5%
Noncontrolling interests	(2.6)%	(8.1)%	(5.3)%
Losses of foreign subsidiaries not benefited	1.3%	6.2%	1.2%
State taxes	0.3%	0.6%	2.3%
Other	0.1%	(2.3)%	0.1%
	(35.8)%	(36.9)%	33.8%
The Company records an additional income tax benefit or expense based on the difference between the fair market value of share awards at the time of grant and the fair market value at the time of vesting or exercise. For the years ended December 31, 2016 and 2015, an additional net income tax expense was recorded in stockholders’ equity of $2.3 million and $0.1 million, respectively. For the year ended December 31, 2014, an additional net income tax benefit was recorded in stockholders’ equity of $1.1 million.
During the year ended December 31, 2013, the Company provided for income taxes of $10.1 million relating to potential tax exposures surrounding the spin-off of Era Group Inc. (“Era Group”) by means of a dividend to SEACOR’s shareholders of all the issued and outstanding common stock of Era Group (the “Era Spin-off”). As of December 31, 2016, the Company had combined unrecognized tax benefits on these potential tax exposures and associated accrued interest of $11.7 million, which is included in deferred gains and other liabilities in the accompanying consolidated balance sheets. If recognized, the unrecognized tax benefits would affect the effective tax rate in future periods. Changes in the unrecognized tax benefits may be recorded in future periods as the result of settlement by audit or the expiration of the statute of limitations in September 2017. As of December 31, 2016, an estimate of the range of the reasonably possible outcomes cannot be made.
The components of the net deferred income tax liabilities for the years ended December 31 were as follows (in thousands):

	2016	2015
Deferred tax liabilities:
Property and equipment	$257,337	$302,529
Long-term debt	46,380	56,110
Unremitted earnings of foreign subsidiaries	24,263	34,977
Investments in 50% or less owned companies	16,549	14,461
Intangible assets	1,908	6,150
Deductible goodwill	—	4,124
Other	194	990
Total deferred tax liabilities	346,631	419,341
Deferred tax assets:
Share award plans	11,078	11,827
Losses on marketable securities	20,746	8,863
Deductible goodwill	1,611	—
Debt and equity issuance costs	7,638	3,029
Other	20,557	8,991
Total deferred tax assets	61,630	32,710
Valuation allowance	(3,600)	(3,357)
Net deferred tax assets	58,030	29,353
Net deferred tax liabilities	$288,601	$389,988
During the year ended December 31, 2016, the Company increased its valuation allowance for state net operating loss carryforwards from $3.4 million to $3.6 million.

In April 2016, the Internal Revenue Service (“IRS”) selected for examination the Company’s tax return for the year ended December 31, 2014. The examination has been completed and the results of the audit had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

9.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of December 31 were as follows (in thousands):

	2016		2015
	Derivative Asset(1)	Derivative Liability(2)	Derivative Asset(1)	Derivative Liability(2)
Derivatives designated as hedging instruments:
Forward currency exchange contracts (fair value hedges)	$—	$316	$—	$—
Interest rate swap agreements (cash flow hedges)	—	73	—	—
	—	389	—	—
Derivatives not designated as hedging instruments:
Exchange option liability on subsidiary convertible senior notes	—	19,436	—	5,611
Options on equities and equity indices	—	—	—	4,005
Forward currency exchange, option and future contracts	195	194	—	57
Interest rate swap agreements	—	—	—	242
Exchange traded commodity swap, option and future contracts:	1,042	598	469	981
	1,237	20,228	469	10,896
	$1,237	$20,617	$469	$10,896
______________________

(1)	Included in other receivables in the accompanying consolidated balance sheets.

(2)	Included in other current liabilities in the accompanying consolidated balance sheets, except for the exchange option liability on subsidiary convertible senior notes.
Fair Value Hedges. From time to time, the Company may designate certain of its foreign currency exchange contracts as fair value hedges in respect of capital commitments denominated in foreign currencies. By entering into these foreign currency exchange contracts, the Company may fix a portion of its capital commitments denominated in foreign currencies in U.S. dollars to protect against currency fluctuations. As of December 31, 2016, the Company had euro denominated forward currency exchange contracts with an aggregate U.S. dollar equivalent of $3.9 million related to offshore support vessels scheduled to be delivered in 2017. During the year ended December 31, 2016, the Company recognized losses on the fair value of these contracts of $0.8 million which was included as an increase to the corresponding hedged equipment included in construction in progress in the accompanying consolidated balance sheets.
Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized losses on derivative instruments designated as cash flow hedges of $2.5 million, $1.3 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, as a component of other comprehensive loss. As of December 31, 2016, the interest rate swaps held by the Company and its 50% or less owned companies were as follows:

•
The Company had two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03)% on the aggregate notional value of €15.0 million ($15.8 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value.

•
MexMar had four interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.05% on the aggregate amortized notional value of $105.5 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. Subsequent to December 31, 2016, MexMar entered into another interest rate swap agreement with a maturity in 2023 that calls for MexMar to pay a fixed rate of interest of 2.10% on the notional value of $18.2 million and receive a variable interest rate based on LIBOR on the notional value.

•
Sea-Cat Crewzer II had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer II to pay a fixed rate of interest of 1.52% on the amortized notional value of $23.3 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Sea-Cat Crewzer had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer to pay a fixed rate of interest of 1.52% on the amortized notional value of $20.6 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
SeaJon had an interest rate swap agreement maturing in 2017 that calls for SeaJon to pay a fixed interest rate of 2.79% on the amortized notional value of $30.3 million and receive a variable interest rate based on LIBOR on the amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2016	2015	2014
Exchange option liability on subsidiary convertible senior notes	$(13,826)	$2,900	$—
Options on equities and equity indices	3,095	(3,200)	38
Forward currency exchange, option and future contracts	(378)	(519)	(183)
Interest rate swap agreements	(18)	(18)	(176)
Commodity swap, option and future contracts:
Exchange traded	902	(2,744)	(4,250)
Non-exchange traded	—	1,485	669
	$(10,225)	$(2,096)	$(3,902)
The exchange option liability relates to a bifurcated embedded derivative in the Company’s 3.75% Subsidiary Convertible Senior Notes (see Notes 7 and 10).
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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of December 31, 2016, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $3.8 million. As of December 31, 2016, the fair market value of the outstanding forward currency option contracts was an unrealized gain of $0.2 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve months to eighteen months.
Certain of the Company’s 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of December 31, 2016, the interest rate swaps held by the Company’s 50% or less owned companies were as follows:

•
OSV Partners had two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% on the aggregate amortized notional value of $38.0 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Dynamic Offshore had an interest rate swap agreement maturing in 2018 that calls for Dynamic Offshore to pay a fixed interest rate of 1.30% on the amortized notional value of $74.0 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Falcon Global had an interest rate swap agreement maturing in 2022 that calls for Falcon Global to pay a fixed interest rate of 2.06% on the amortized notional value of $62.5 million and receive a variable interest rate based on LIBOR on the amortized notional value.

The Company and certain of its 50% or less owned companies enter and settle positions in various exchange and non-exchange traded commodity swap, option and future contracts. ICP enters into exchange traded positions (primarily corn, ethanol and natural gas) to protect its raw material and finished goods inventory balances from market changes. VA&E enters into exchange traded positions to protect its fixed price future purchase and sale contracts for sugar as well as its inventory balances from market changes. As of December 31, 2016, the net market exposure to these commodities under these contracts was not material.

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
The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2016
ASSETS
Marketable securities(1)	$116,276	$—	$—
Derivative instruments (included in other receivables)	1,042	195	—
Construction reserve funds	153,962	—	—
LIABILITIES
Short sales of marketable securities	1,274	—	—
Derivative instruments (included in other current liabilities)	598	583	—
Exchange option liability on subsidiary convertible senior notes	—	—	19,436
2015
ASSETS
Marketable securities(1)	$138,200	$—	$—
Derivative instruments (included in other receivables)	469	—	—
Construction reserve funds	255,408	—	—
LIABILITIES
Short sales of marketable securities	4,827	—	—
Derivative instruments (included in other current liabilities)	4,986	299	—
Exchange option liability on subsidiary convertible senior notes	—	—	5,611
______________________

(1)
Marketable security gains (losses), net include losses of $34.0 million, losses of $1.4 million and gains of $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to marketable security positions held by the Company as of December 31, 2016. Marketable security gains (losses), net include gains of $1.5 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively, related to marketable security positions held by the Company as of December 31, 2015.

The fair value of the exchange option liability on the subsidiary convertible senior notes is estimated with significant inputs that are both observable and unobservable in the market and therefore is considered a Level 3 fair value measurement. The Company used a binomial lattice model to estimate the fair value of the exchange option on the subsidiary convertible senior notes that assumes the holders will maximize their value by finding the optimal decision between redeeming at the redemption price or exchanging into shares of Common Stock. This model determines the fair value of the exchange option embedded in the subsidiary convertible senior notes as the differential in the fair value of the notes including the exchange option compared with the fair value of the notes excluding the exchange option. The indicated value of the exchange option was then multiplied by the probability of the SMHI Spin-off to determine the recorded fair value of the exchange option liability.

The significant unobservable input used in the fair value measurement is the probability assessment of a SMHI Spin-off. Holding the observable inputs constant, an increase in the probability of a SMHI Spin-off to 100% would result in no value being assigned to the exchange option liability. The significant observable inputs used in the fair value measurement as of December 31 were as follows:

	2016	2015
Price of Common Stock	$71.28	$52.56
Risk-free interest rate	2.08%	2.08%
Estimated Common Stock volatility	30.80%	24.80%
Estimated SEACOR credit spread	5.63%	8.26%
For the year ended December 31, 2016, the estimated fair value of the exchange option liability increased by $13.8 million primarily as a result of the increase in the price of Common Stock (see Notes 7 and 9).
The estimated fair value of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
2016
ASSETS
Cash, cash equivalents and restricted cash	$403,355	$403,355	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,432	see below
Notes receivable from third parties (included in other receivables and other assets)	12,342	see below
LIABILITIES
Long-term debt, including current portion(1)	1,032,373	—	1,062,160	—
2015
ASSETS
Cash and cash equivalents	$530,009	$530,009	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	16,045	see below
Notes receivable from third parties (included in other receivables and other assets)	24,587	see below
LIABILITIES
Long-term debt, including current portion(1)	1,070,390	—	1,043,576	—
______________________

(1)	The estimated fair value includes the embedded conversion options on the Company’s 2.5% and 3.0% Convertible Senior Notes.
The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt was estimated based upon quoted market prices or by using discounted cash flow analyses based on estimated current rates for similar types of arrangements. It was not practicable to estimate the fair value of certain of the Company’s investments, at cost, in 50% or less owned companies because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. It was not practicable to estimate the fair value of certain of the Company’s notes receivable from third parties as the overall returns are uncertain due to certain provisions for additional payments contingent upon future events. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The Company’s non-financial assets that were measured at fair value during the years ended December 31 were as follows (in thousands):

	Level 1	Level 2	Level 3
2016
ASSETS
Property and equipment:
Anchor handling towing supply	$—	$2,600	$42,500
Liftboats	—	—	62,830
Specialty	—	4,000	—
Other	—	3,003	1,800
Goodwill	—	—	28,506
Investments, at cost, in 50% or less owned companies (included in other assets)	—	3,600	—
Investment, at equity, and advances in 50% or less owned companies	—	3,438	48,150
Notes receivable from third parties (included in other assets)	—	—	11,900
2015
ASSETS
Property and equipment	$—	$200	$—
Investment, at equity, and advances in 50% or less owned companies	102,509	6,802	39,201
Property and equipment. During the year ended December 31, 2016, the Company recognized impairment charges of $120.8 million associated with certain Offshore Marine Services’ offshore support vessels and certain Inland River Services’ equipment currently under construction (see Note 1). The Level 2 fair values were determined based on the contracted sales prices of the property and equipment, sales prices of similar property and equipment or scrap value, as applicable. The Level 3 fair values were determined based on third-party valuations using significant inputs that are unobservable in the market. Due to limited market transactions, the primary valuation methodology applied by the appraisers was an estimated cost approach less estimated economic depreciation for comparably aged and conditioned assets less estimated economic obsolescence based on market data or utilization and rates per day worked trending of the vessel class over the prior two years compared with 2014.
The significant unobservable inputs used in the fair value measurement for the anchor handling towing supply fleet were the estimated construction costs for similar new equipment of $364.0 million, estimated economic fleet depreciation of 55% based on average expected remaining useful life and estimated economic obsolescence of 74%.
The significant unobservable inputs used in the fair value measurement for the liftboat fleet were the estimated construction costs for similar new equipment of $279.0 million, estimated economic fleet depreciation of 42% based on average expected remaining useful life and estimated average economic obsolescence of 61%.
During the year ended December 31, 2015, the Company recognized impairment charges of $6.6 million related to the suspended construction of two offshore support vessels. The fair value of the construction in progress was determined based on the scrap value of the hulls.
Goodwill. During the year ended December 31, 2016, the Company recognized goodwill impairment charges of $19.6 million following a restructuring of Witt O’Brien’s (see Note 1). The fair value of Witt O’Brien’s was based on an appraisal performed in conjunction with the Company’s annual impairment test of goodwill on October 1, 2016 using significant inputs that are unobservable in the market and therefore are considered a Level 3 fair value measurement. The significant unobservable inputs used in the fair value measurement were industry transactions, cash flow projections and discount rates. The appraisal utilized both a market approach based on implied revenues and earnings multiples from industry transactions occurring in the prior five years and an income approach based on a discounted cash flow analysis of projected operating results, investment needs and capital expenditures, to establish value. The income approach was weighted more heavily based on the recent strategic growth program and management’s projected financial data. Under the income approach, fair value was determined by discounting the estimated future cash flows over a discrete period using an estimated weighted average cost of capital. The assumptions and estimates underlying the annual impairment assessment, such as the timing and extent of natural and man-made disasters, associated revenue and operating expenses are highly judgmental.
Investments, at cost, in 50% or less owned companies. During the year ended December 31, 2016, the Company identified indicators of impairment in a Shipping Services cost investment in a foreign container shipping company and an Other cost investment in a foreign industrial aircraft company and, as a consequence, recognized impairment charges of $11.6 million for an other-than-temporary decline in fair value. The Level 2 fair value of the Shipping Services cost investment was based on the value of the common stock issued in a recent offering. The Other cost investment was determined to have an immaterial value.
Investments, at equity, and advances in 50% or less owned companies. During the year ended December 31, 2016, the Company marked its investments to fair value in certain of its 50% or less owned companies as follows:

•
the Company identified indicators of impairment in one of Offshore Marine Services’ other equity method investments as a result of continuing weak market conditions and, as a consequence, recognized a $0.5 million impairment charge, net of tax, for an other-than-temporary decline in fair value. The investment was determined to have no value and the Company has suspended equity method accounting (see Note 4);

•
the Company identified indicators of impairment in its investment in Falcon Global as a result of continuing weak market conditions and, as a consequence, recognized a $6.4 million impairment charge, net of tax, for an other-than-temporary decline in fair value. Falcon Global’s primary assets consist of two liftboats in the final stages of construction and the estimated fair value of the liftboats was the primary input used by the Company in determining the fair value of its investment (see Note 4) and resulting impairment charge. The fair value of the liftboats was determined based on a third-party valuation using significant inputs that are unobservable in the market and therefore are considered a Level 3 fair value measurement. Due to limited market transactions, the primary valuation methodology applied by the appraisers was an estimated cost approach less economic obsolescence based on utilization and rates per day worked trending over the prior year in the Middle East region where the vessels are intended to operate. The significant unobservable inputs used in the fair value measurement were the estimated construction costs of similar new equipment and economic obsolescence of 25%;

•
the Company identified indicators of impairment in its investment in SCFCo as a result of continuing losses and the expectation of continuing weak market conditions and, as a consequence, recognized a $7.7 million impairment charge for an other-than-temporary decline in the fair value of its investment. The fair value of the Company’s investment in SCFCo is estimated with significant inputs that are both observable and unobservable in the market and therefore is considered a Level 3 fair value measurement. The significant unobservable inputs used in the fair value measurement were an estimated earnings multiple of 7x applied to 2017 forecasted cash flows before interest, taxes, depreciation and amortization (see Note 4); and

•
the Company marked its investment in SeaJon II to fair value as a consequence of acquiring its partner’s interest resulting in a $1.9 million impairment charge, net of tax, based on the fair value of the acquired interest (see Notes 2 and 4).

During the year ended December 31, 2015, the Company marked its investments to fair value in certain of its 50% or less owned companies as follows:

•
on December 21, 2015, the Company determined it no longer exercised significant influence over Dorian (see Note 4) and marked its investment, at equity, to fair value. The Level 1 fair value was determined based on the closing quoted market price for Dorian on that date;

•
the Company marked its equity investment in VA&E to fair value upon the deconsolidation of a previously controlled subsidiary following its contribution to VA&E. The Level 2 fair value was determined based on the value of the equity investment the Company received; and

•
the Company identified indicators of impairment in its investment in SCFCo as a result of continuing losses and the expectation of continuing weak market conditions and, as a consequence, recognized a $21.5 million impairment charge for an other-than-temporary decline in the fair value of its investment. The fair value of the Company’s investment in SCFCo is estimated with significant inputs that are both observable and unobservable in the market and therefore is considered a Level 3 fair value measurement. The significant unobservable inputs used in the fair value measurement were the construction and mobilization costs of similar new equipment, estimated economic depreciation for comparably aged assets and earnings multiples applied to historical and forecasted cash flows (see Note 4).

Notes receivable from third parties. During the year ended December 31, 2016, the Company recorded $8.5 million in reserves for two of its notes receivables from third parties following non-performance and a decline in the underlying collateral values. The collateral for a note receivable of $6.7 million was determined to have no value. The Company recorded a reserve of $1.8 million for the other note receivable based on a third-party valuation of the underlying collateral using significant inputs that are unobservable in the market and therefore are considered a Level 3 fair value measurement. Due to limited market transactions, the primary valuation methodology applied by the appraiser was an estimated cost approach less estimated economic depreciation for comparably aged assets and less estimated economic obsolescence. The significant unobservable inputs used in the fair value measurement were the estimated construction costs for similar new equipment, estimated economic depreciation of 33% and estimated economic obsolescence of 56% (see Note 6).

11.	STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Securities, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.
During the year ended December 31, 2016, the Company acquired no shares of Common Stock for treasury under the Securities repurchase plan. During the years ended December 31, 2015 and 2014, the Company acquired for treasury 1,162,955 and 2,531,324 shares of Common Stock, respectively, for an aggregate purchase price of $72.4 million and $195.3 million, respectively. On November 15, 2016, SEACOR’s Board of Directors increased the Company’s repurchase authority for the Securities to $150.0 million. As of December 31, 2016, SEACOR had remaining authorization for Securities repurchases of $147.0 million.
During the years ended December 31, 2016 and 2015, the Company acquired for treasury 47,455 and 40,859 shares of Common Stock, respectively, for aggregate purchase prices of $2.4 million and $3.0 million, respectively, from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. During the year ended December 31, 2014, the Company acquired for treasury 26,792 shares of Common Stock for an aggregate purchase price of $2.0 million upon the exercise of certain stock options by the Company’s Executive Chairman and Chief Executive Officer. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors.

12.	NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries as of December 31 were as follows (in thousands):

	Noncontrolling Interests			2016	2015
Offshore Marine Services:
Windcat Workboats	25%			$5,266	$7,484
Other	1.8%	–	30.0%	277	470
Inland River Services:
Other	3.0%	–	51.8%	980	1,146
Shipping Services:
SEA-Vista	49%			106,054	88,290
Illinois Corn Processing	30%			22,647	22,272
Other	5.0%	–	14.6%	152	457
				$135,376	$120,119
Windcat Workboats. Windcat Workboats Holdings Ltd. (“Windcat Workboats”) owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. As of December 31, 2016 and 2015, the net assets of Windcat Workboats were $21.1 million and $29.9 million, respectively. During the year ended December 31, 2016, the net loss of Windcat Workboats was $4.5 million, of which $1.1 million was attributable to noncontrolling interests. During the year ended December 31, 2015, the net income of Windcat Workboats was $1.6 million, of which $0.4 million was attributable to noncontrolling interests. During the the year ended December 31, 2014, the net income of Windcat Workboats was $1.9 million, of which $0.5 million was attributable to noncontrolling interests.
Inland River Services. During the year ended December 31, 2014, the Company acquired the noncontrolling interest in one of its Inland River Services partnerships for $3.1 million ($2.1 million in cash and $1.0 million through the distribution of an inland river towboat to the noncontrolling interest holder).
SEA-Vista. On May 2, 2014, the Company issued a 49% noncontrolling interest to a financial investor in SEA-Vista for $145.7 million, net of $3.2 million in issue costs. SEA-Vista owns and operates the Company’s fleet of U.S.-flag product tankers used on the U.S. coastwise trade of crude oil, petroleum and specialty chemical products and holds a contract for the construction of one 50,000 DWT (deadweight tonnage) product tanker. As of December 31, 2016 and 2015, the net assets of SEA-Vista were $216.4 million and $180.2 million, respectively. During the year ended December 31, 2016, the net income of SEA-Vista was

$36.3 million, of which $17.8 million was attributable to noncontrolling interests. During the year ended December 31, 2015, the net income of SEA-Vista was $5.2 million, of which $2.6 million was attributable to noncontrolling interests. From May 2, 2014 through December 31, 2014, the net income of SEA-Vista was $25.1 million, of which $12.3 million was attributable to noncontrolling interests.
Illinois Corn Processing. ICP owns and operates an alcohol manufacturing, storage and distribution facility located in Pekin, IL. As of December 31, 2016 and 2015, the net assets of ICP were $75.5 million and $74.2 million, respectively. During the year ended December 31, 2016, the net income of ICP was $12.3 million, of which $3.7 million was attributable to noncontrolling interests. During the year ended December 31, 2015, the net income of ICP was $19.5 million, of which $5.9 million was attributable to noncontrolling interests. During the the year ended December 31, 2014, the net income of ICP was $38.4 million, of which $10.3 million was attributable to noncontrolling interests.
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
SEACOR Savings Plan. The Company provides a defined contribution plan (the “Savings Plan”) for its eligible U.S.-based employees. The Company’s contribution to the Savings Plan is limited to 3.5% of an employee’s wages depending upon the employee’s level of voluntary wage deferral into the Savings Plan and is subject to annual review by the Board of Directors of SEACOR. The Company’s Savings Plan costs were $1.8 million, $3.8 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
SEACOR Marine Savings Plan. Beginning on January 1, 2016, SMHI provides a defined contribution plan (the “SMHI Savings Plan”) for its eligible U.S.-based employees. SMHI does not contribute to the SMHI Savings Plan. The SMHI Savings Plan costs for the year ended December 31, 2016 were not material.
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
The obligations of the Company to pay deferred compensation under the Deferred Compensation Plan are general unsecured obligations of the Company and rank equally with other unsecured indebtedness of the Company that is outstanding from time to time. As of December 31, 2016 and 2015, the Company had obligations of $0.4 million and $0.3 million, respectively, related to the Deferred Compensation Plan that are included in the accompanying consolidated balance sheets as deferred gains and other liabilities. The total amount of the Company’s obligation under the Deferred Compensation Plan will vary depending upon the level of participation by participants and the amount of compensation that participants elect to defer under the plan. The duration of the Deferred Compensation Plan is indefinite (subject to the Board of Directors’ discretion to amend or terminate the plan).
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
Under the direction of a court order, any funding deficit of the MNOPF is to be remedied through funding contributions from all participating current and former employers. Prior to 2014, the Company was invoiced and expensed $19.4 million for its allocated share of the then cumulative funding deficits, including portions deemed uncollectible due to the non-existence or liquidation of certain former employers.
The cumulative funding deficits of the MNRPF were being recovered by additional annual contributions from current employers that were subject to adjustment following the results of tri-annual actuarial valuations. Prior to 2014, the Company was invoiced and expensed $0.4 million for its allocated share of the then cumulative funding deficits. On February 25, 2015, the High Court approved a new deficit contribution scheme whereby any funding deficit of the MNRPF is to be remedied through funding contributions from all participating current and former employers. Based on an actuarial valuation in 2014, the cumulative funding deficit of the MNRPF was $491.7 million (£325.0 million). On August 28, 2015, the Company was invoiced and recognized payroll related operating expenses of $6.9 million (£4.5 million) for its allocated share of the cumulative funding deficit, including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. The invoiced amounts are payable in four annual installments beginning in October of 2015.
AMOPP and SPP. Certain subsidiaries of the Company are participating employers in two industry-wide, multi-employer defined benefit pension plans and one industry-wide, multi-employer defined contribution plan: the American Maritime Officers Pension Plan (the “AMOPP” - EIN: 13-1936709); the Seafarers Pension Plan (the “SPP” - EIN: 13-6100329); and the American Maritime Officers Defined Contribution Plan (the “AMODCP” - EIN: 27-1269640). The Company’s participation in these plans relates to certain employees of the Company’s Shipping Services business segment.
Under federal pension law, the AMOPP was deemed in critical status for the 2009 and 2010 plan years. The AMOPP was frozen in January 2010 and a ten year rehabilitation plan was adopted by the AMOPP trustees in February 2010 whereby benefit changes and increased contributions by participating employers were expected to improve the funded status of the AMOPP. The AMOPP was replaced by the AMO 401(k) Plan. On December 28, 2012, the AMOPP was elevated to endangered status primarily as a result of favorable investment performance and the rehabilitation plan adopted by the AMOPP trustees. Based on an actuarial valuation performed as of September 30, 2014, the latest period for which an actuarial valuation is available, if the Company chose to fully withdraw from the AMOPP at that time, its withdrawal liability would have been $39.9 million. That liability may change in future years based on various factors, primarily employee census. As of December 31, 2016, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
The SPP was neither in endangered or critical status for the 2014 plan year, the latest period for which a report is available, as the SPP was fully funded.
In accordance with collective bargaining agreements between the Company and the American Maritime Officers (“AMO”), the latest of which expires on December 31, 2018, and the Seafarers International Union (“SIU”), the latest of which expires on September 30, 2018, the Company makes periodic contributions to the AMOPP, SPP and AMO 401(k) Plan. The contributions to these plans are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of income (loss). During the years ended December 31, 2016, 2015 and 2014, the Company made contributions of $1.4 million, $1.1 million and $1.1 million, respectively, to the AMOPP and AMO 401(k) Plan, and $1.9 million, $1.6 million and $1.5 million, respectively to the SPP. During the years ended December 31, 2016, 2015 and 2014, none of the Company’s contributions to the AMOPP or the SPP exceeded 5% of total contributions to the plans and the Company did not pay any material surcharges. As of December 31, 2016, there is no required minimum future contribution to the AMOPP or the SPP. The Company’s obligations for future contributions are based upon the number of employees subject to the collective bargaining agreements, their rates of pay and the number of days worked. Future negotiations of collective bargaining agreements between the Company and the participating unions, including the contribution levels for the defined benefit pension and contribution plans, may result in increases to the Company’s wage and benefit costs and those increases may be material.
Other Plans. Certain employees participate in other defined contribution plans in various international regions including the United Kingdom and Singapore. During the years ended December 31, 2016, 2015 and 2014, the Company incurred costs of $0.7 million, $0.7 million and $0.7 million, respectively, in the aggregate related to these plans, primarily from employer matching contributions.

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
Share Award Transactions. The following transactions have occurred in connection with the Company’s share based compensation plans during the years ended December 31:

	2016	2015	2014
Restricted stock awards granted	137,258	135,150	150,145
Restricted stock awards forfeited	(2,867)	—	(1,325)
Director stock awards granted	3,125	3,375	2,625
Restricted Stock Unit Activities:
Shares released from Deferred Compensation Plan	—	(217)	(216)
Stock Option Activities:
Outstanding as of the beginning of year	1,690,899	1,546,508	1,481,280
Granted	197,550	192,350	199,100
Exercised	(113,820)	(40,461)	(133,872)
Forfeited	(18,760)	—	—
Expired	(116,004)	(7,498)	—
Outstanding as of the end of year	1,639,865	1,690,899	1,546,508
Employee Stock Purchase Plans shares issued	41,924	39,384	30,622
Shares available for issuance under Share Incentive and Employee Stock Purchase Plans as of the end of year	522,341	764,567	1,127,328
During the years ended December 31, 2016, 2015 and 2014, the Company recognized $14.1 million, $14.9 million and $15.3 million, respectively, of compensation expense related to stock awards, stock options, employee stock purchase plans purchases, restricted stock and restricted stock units (collectively referred to as “share awards”). As of December 31, 2016, the Company had approximately $26.7 million in total unrecognized compensation costs of which $11.0 million and $8.3 million are expected to be recognized in 2017 and 2018, respectively, with the remaining balance recognized through 2021.

The weighted average values of grants under the Company’s Share Incentive Plans were $31.31, $41.09 and $53.03 for the years ended December 31, 2016, 2015 and 2014, respectively. The fair value of each option granted during the years ended December 31, 2016, 2015 and 2014, is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 26.5%, 25.2% and 29.4%, respectively, (c) weighted average discount rates of 1.59%, 1.79% and 1.85%, respectively, and (d) expected lives of 6.25 years, 6.03 years and 5.92 years, respectively.
During the year ended December 31, 2016, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Price
Nonvested as of December 31, 2015	387,878	$76.93
Granted	137,258	$51.10
Vested	(141,457)	$76.37
Forfeited	(2,867)	$64.49
Nonvested as of December 31, 2016	380,812	$67.92
During the years ended December 31, 2016, 2015 and 2014, the total grant date fair value of restricted stock that vested was $10.8 million, $10.8 million and $3.7 million, respectively.
During the year ended December 31, 2016, the number of shares, the weighted average grant date fair value and the weighted average exercise price on stock option transactions were as follows:

	Nonvested Options		Vested/Exercisable Options		Total Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, as of December 31, 2015	571,224	$22.83	1,119,675	$57.64	1,690,899	$62.70
Granted	197,550	$17.09	—	$—	197,550	$57.52
Vested	(219,542)	$22.98	219,542	$71.76	—	$—
Exercised	—	$—	(113,820)	$48.58	(113,820)	$48.58
Forfeited	(18,760)	$22.72	—	$—	(18,760)	$71.90
Expired	—	$—	(116,004)	$60.85	(116,004)	$60.85
Outstanding, as of December 31, 2016	530,472	$20.63	1,109,393	$61.03	1,639,865	$63.09
During the years ended December 31, 2016, 2015 and 2014, the aggregate intrinsic value of exercised stock options was $1.4 million, $1.0 million and $5.1 million, respectively. As of December 31, 2016, the weighted average remaining contractual term for total outstanding stock options and vested/exercisable stock options was 5.14 and 3.80 years, respectively. As of December 31, 2016, the aggregate intrinsic value of all options outstanding and all vested/exercisable options outstanding was $17.2 million and $13.5 million, respectively.

15.	RELATED PARTY TRANSACTIONS
The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Companies controlled by Mr. Fabrikant, the Executive Chairman and Chief Executive Officer of SEACOR, and trusts established for the benefit of Mr. Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. During the years ended December 31, 2016, 2015 and 2014, Mr. Fabrikant and his affiliates earned $0.8 million, $1.3 million and $1.7 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.2 million, respectively, in management fees to the Company). As of December 31, 2016 and 2015, the Company owed Mr. Fabrikant and his affiliates $0.5 million and $0.6 million, respectively, for undistributed net barge pool results.
ICP manufactures and sells certain non-ethanol alcohol finished goods to the noncontrolling interest partner in ICP. During the years ended December 31, 2016, 2015 and 2014, the Company sold $27.7 million, $38.9 million and $36.3 million, respectively to the noncontrolling interest partner. As of December 31, 2016 and 2015, ICP had accounts receivable of $3.4 million and $2.4 million from the noncontrolling interest partner.
In December 2014 and January 2015, Mr. Fabrikant, Mr. Lorentzen, SEACOR's then CEO, and Mr. Gellert invested in newly formed limited liability companies that acquired limited partnership interests in OSV Partners from two limited partners of OSV Partners that are not affiliated with the Company and wished to dispose of their interests. Messrs. Fabrikant, Lorentzen and Gellert each invested $0.2 million in the aggregate in the newly formed limited liability companies. The aggregate interests of OSV Partners acquired indirectly by Messrs. Fabrikant, Lorentzen and Gellert represents 1.7% of the limited partnership interests of OSV Partners. Certain subsidiaries of SEACOR own 30.4% of OSV Partners’ limited partnership interests and the balance of such interests are owned by unaffiliated third parties. The general partner of OSV Partners is a joint venture managed by a subsidiary of SEACOR and an unaffiliated third party.
Mr. Fabrikant is also a director of Diamond Offshore Drilling, Inc. (“Diamond”), which is also a customer of the Company. The total amount earned from business conducted with Diamond did not exceed $5.0 million during the years ended December 31, 2016, 2015 and 2014.
Mr. Fabrikant is also a director of Era Group, which is also a customer of the Company. The Company has provided certain transition services to Era Group related to the Era Spin-off and the total amount earned from business conducted with Era Group, including transition services provided, did not exceed $5.0 million during the years ended December 31, 2016, 2015 and 2014. The Company ceased providing transition services to Era Group in June 2015.

16.	COMMITMENTS AND CONTINGENCIES
The Company's capital commitments as of December 31, 2016 by year of expected payment were as follows (in thousands):

	2017	2018	2019	2020	Total
Offshore Marine Services	$29,272	$50,555	$13,223	$1,800	$94,850
Shipping Services	55,430	—	—	—	55,430
Inland River Services	30,102	—	—	—	30,102
Illinois Corn Processing	1,678	375	—	—	2,053
	$116,482	$50,930	$13,223	$1,800	$182,435
Offshore Marine Services’ capital commitments included nine fast support vessels, three supply vessels and one wind farm utility vessel. These commitments included $15.4 million for one supply vessel that may be assumed by a third party at their option. Shipping Services' capital commitments included one U.S.-flag product tanker, one U.S.-flag chemical and petroleum articulated tug-barge, three U.S.-flag harbor tugs and two foreign-flag harbor tugs. Inland River Services’ capital commitments included one 30,000 barrel inland river liquid tank barge and three inland river towboats. Subsequent to December 31, 2016, the Company committed to purchase $0.8 million of additional property and equipment.
During 2012, the Company sold National Response Corporation (“NRC”), NRC Environmental Services Inc., SEACOR Response Ltd., and certain other subsidiaries to J.F. Lehman & Company, a leading, middle-market private equity firm (the “SES Business Transaction”).
On December 15, 2010, ORM and NRC were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order, discussed in turn below. The Company has continually taken the position that all of the B3 claims asserted against ORM and NRC have no merit. On February 16, 2016, all but eleven B3 claims against ORM and NRC were dismissed with prejudice, whether by joinder in the master complaint, individual complaint, or otherwise (the “B3 Dismissal Order”). The deadline for Plaintiffs to appeal the B3 Dismissal Order has passed and the Company continues to evaluate how this ruling will impact the individual civil actions. On April 8, 2016, the Court entered an order establishing a summary judgment briefing schedule as to the remaining eleven B3 claimants (the “Remaining Eleven Plaintiffs”). The Clean-Up Responder Defendants, including ORM and NRC, filed an omnibus motion for summary judgment as to the Remaining Eleven Plaintiffs on May 9, 2016. Following briefing by the parties, on August 2, 2016, the Court granted the omnibus motion as it concerns ORM and NRC in its entirety, dismissing the Remaining Eleven Plaintiffs’ against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). To date, no appeal has been filed and the deadline to appeal has expired.

As noted above, various civil actions concerning the Deepwater Horizon clean-up have been consolidated with the MDL and stayed. On April 8, 2011, ORM was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-CV-00781 (E.D. La.) (the “Johnson Action”), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On March 29, 2016, the Court issued a pretrial order for disclosures clarifying the basis for the non-governmental economic property damage claims asserted in the MDL, termed the “B1” claims, and ordered plaintiffs to come forward with specific information in a sworn statement in support of their claims. On July 14, 2016, the Court dismissed all claimants who had failed to comply with the terms of the aforementioned pretrial order, and the plaintiff in the Johnson Action failed to submit the requisite sworn statement. Liaison Counsel confirmed the dismissal of the Johnson Action in a Status Report submitted to the Court on February 14, 2017. On April 15, 2011, ORM and NRC were named as defendants in Thomas Edward Black v. BP Exploration, et al., No. 2:11-CV-00867 (E.D. La.) (the “Black Action”), which is a suit by an individual who is seeking damages for, among other things, lost income because he allegedly could not find work in the fishing industry after the oil spill and exposure during the spill. The B3 exposure claims against ORM and NRC in the Black Action have been dismissed by virtue of the B3 Dismissal Order. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, In the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. On November 25, 2012, ORM was named as a defendant in Victoria Sanchez v. American Pollution Control Corp. et al., No. 2:12-CV-00164 (E.D. La.), a maritime suit filed by an individual who allegedly participated in the clean-up effort and sustained personal injuries during the course of such employment. Ms. Sanchez’s B3 claim against ORM has been dismissed by virtue of the B3 Dismissal Order. On December 17, 2012, the Court unsealed a False Claims Act lawsuit naming ORM as a defendant, Dillon v. BP, PLC et al., No. 2:12-CV-00987 (E.D. La.) (the “Dillon Action”), which is a suit by an individual seeking damages and penalties arising from alleged false reports and claims made to the federal government with respect to the amount of oil burned and dispersed during the clean-up. The federal government has declined to intervene in this suit. On March 28, 2017 the Court entered an order dismissing, with prejudice, plaintiffs claims asserted in the Dillon action against ORM. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.) (the “Fitzgerald Action”), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. While the decedent in the Fitzgerald Action’s claims against ORM and NRC were dismissed by virtue of the Remaining Eleven Plaintiffs’ Dismissal Order, the claim as against the Company remains stayed. The Company continues to evaluate the impact of the B3 Dismissal Order, the Remaining Eleven Plaintiffs’ Dismissal Order, and other developments in the MDL, including the settlements discussed below, on these individual actions. A status conference with the Court took place on February 17, 2017 and the Court indicated it will be issuing new pretrial orders in connection with the remaining claims in the MDL. The Company is unable to estimate the potential exposure, if any, resulting from these matters, to the extent they remain viable, but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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
During the twelve months ended December 31, 2014, the Company received net litigation settlement proceeds of $14.7 million from an equipment supplier relating to the May 2008 mechanical malfunction and fire onboard the SEACOR Sherman, an anchor handling towing supply vessel then under construction. Upon settlement of the litigation, the Company recognized a gain of $14.7 million, which is included in other income (expense) in the accompanying consolidated statements of income (loss).
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
As of December 31, 2016, the Company leases eight offshore support vessels, four inland river towboats, six inland river harbor boats, three U.S.-flag product tankers, nine U.S.-flag harbor tugs and certain facilities and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease terms. The leases generally contain purchase and lease renewal options or rights of first refusal with respect to the sale or lease of the equipment. The remaining lease terms of the U.S.-flag product tankers, which are subject to subleases, have durations of 69 and 85 months. The lease terms of the other equipment range in duration from one to 17 years. Certain of the equipment leases are the result of sale-leaseback transactions with finance companies (see Note 3) and certain of the gains arising from such sale-leaseback transactions have been deferred in the accompanying consolidated balance sheets and are being amortized as reductions in rental expense over the lease terms (see Note 1).

Total rental expense for the Company’s operating leases in 2016, 2015 and 2014 was $54.6 million, $59.9 million and $66.8 million, respectively. Future minimum payments in the years ended December 31 under operating leases that have a remaining term in excess of one year as of December 31, 2016 were as follows (in thousands):

	Total Minimum Payments	Non-cancelable Subleases(1)	Net Minimum Payments
2017	$59,014	$(17,345)	$41,669
2018	58,772	(17,345)	41,427
2019	43,836	(17,345)	26,491
2020	38,570	(17,392)	21,178
2021	28,386	(17,345)	11,041
Years subsequent to 2021	31,267	(24,045)	7,222
____________________

(1)	The total minimum offsetting payments to be received under existing long-term bareboat charter-out arrangements.

17.	MAJOR CUSTOMERS AND SEGMENT INFORMATION
The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2016
Operating Revenues:
External customers	215,536	165,140	229,643	177,401	42,783	482	—	830,985
Intersegment	100	2,403	—	—	133	—	(2,636)	—
	215,636	167,543	229,643	177,401	42,916	482	(2,636)	830,985
Costs and Expenses:
Operating	166,925	124,460	122,631	158,495	28,561	—	(3,259)	597,813
Administrative and general	49,308	14,616	27,825	3,011	16,214	1,001	26,606	138,581
Depreciation and amortization	58,069	26,327	31,162	4,299	1,539	—	3,537	124,933
	274,302	165,403	181,618	165,805	46,314	1,001	26,884	861,327
Gains (Losses) on Asset Dispositions and Impairments, Net	(116,222)	3,193	411	—	(29,587)	—	—	(142,205)
Operating Income (Loss)	(174,888)	5,333	48,436	11,596	(32,985)	(519)	(29,520)	(172,547)
Other Income (Expense):
Derivative gains (losses), net	2,995	—	—	911	—	—	(14,131)	(10,225)
Foreign currency gains (losses), net	(3,312)	1,722	(18)	—	(181)	(1)	(78)	(1,868)
Other, net	(1,490)	(4)	(6,224)	—	—	(12,608)	120	(20,206)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(6,314)	(15,944)	(4,697)	—	305	(704)	—	(27,354)
Segment Profit (Loss)	(183,009)	(8,893)	37,497	12,507	(32,861)	(13,832)
Other Income (Expense) not included in Segment Profit								(57,402)
Less Equity in Losses included in Segment Profit								27,354
Loss Before Taxes and Equity Earnings								(262,248)

Capital Expenditures	100,884	36,803	215,837	4,723	2	—	164	358,413

As of December 31, 2016
Property and Equipment:
Historical cost	958,759	419,714	727,602	56,708	1,559	—	29,681	2,194,023
Accumulated depreciation	(540,619)	(167,127)	(258,004)	(23,689)	(1,244)	—	(18,184)	(1,008,867)
	418,140	252,587	469,598	33,019	315	—	11,497	1,185,156
Construction in progress	123,801	13,003	233,214	701	—	—	(207)	370,512
	541,941	265,590	702,812	33,720	315	—	11,290	1,555,668
Investments, at Equity, and Advances to 50% or Less Owned Companies	138,311	69,181	51,620	—	566	54,094	—	313,772
Inventories	3,058	1,602	843	11,133	137	—	—	16,773
Goodwill	—	2,400	1,852	—	28,506	—	—	32,758
Intangible Assets	—	12,018	—	—	8,060	—	—	20,078
Other current and long-term assets, excluding cash and near cash assets(3)	72,810	88,165	29,801	11,850	14,284	11,193	21,576	249,679
Segment Assets	756,120	438,956	786,928	56,703	51,868	65,287
Cash and near cash assets (3)								673,593
Total Assets								2,862,321
______________________

(1)	Operating revenues includes $167.0 million of tangible product sales and operating expenses includes $148.2 million of costs of goods sold.

(2)	Inventories include raw materials of $1.8 million and work in process of $1.5 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities and construction reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2015
Operating Revenues:
External customers	368,744	227,601	227,142	166,905	49,838	14,506	—	1,054,736
Intersegment	124	2,881	—	—	146	—	(3,151)	—
	368,868	230,482	227,142	166,905	49,984	14,506	(3,151)	1,054,736
Costs and Expenses:
Operating	275,972	168,015	129,039	143,967	21,899	13,054	(3,341)	748,605
Administrative and general	53,085	15,567	26,215	2,307	24,096	2,546	32,795	156,611
Depreciation and amortization	61,729	28,632	26,296	3,902	1,711	5	3,712	125,987
	390,786	212,214	181,550	150,176	47,706	15,605	33,166	1,031,203
Gains (Losses) on Asset Dispositions and Impairments, Net	(17,017)	14,868	—	—	(27)	(232)	—	(2,408)
Operating Income (Loss)	(38,935)	33,136	45,592	16,729	2,251	(1,331)	(36,317)	21,125
Other Income (Expense):
Derivative gains (losses), net	(2,766)	294	—	(1,251)	—	(472)	2,099	(2,096)
Foreign currency losses, net	(27)	(3,726)	(30)	—	(36)	(11)	(922)	(4,752)
Other, net	261	—	2,053	4,112	19	33	295	6,773
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	8,757	(31,200)	(18,782)	—	135	676	—	(40,414)
Segment Profit (Loss)	(32,710)	(1,496)	28,833	19,590	2,369	(1,105)
Other Income (Expense) not included in Segment Profit								(51,848)
Less Equity Losses included in Segment Profit								40,414
Loss Before Taxes and Equity Earnings								(30,798)

Capital Expenditures	87,765	69,736	134,581	4,712	409	—	(1,273)	295,930

As of December 31, 2015
Property and Equipment:
Historical cost	1,102,619	485,144	454,144	47,256	3,338	—	30,700	2,123,201
Accumulated depreciation	(546,962)	(171,271)	(239,076)	(19,390)	(2,834)	—	(14,648)	(994,181)
	555,657	313,873	215,068	27,866	504	—	16,052	1,129,020
Construction in progress	97,900	17,807	335,113	5,430	—	—	(1,645)	454,605
	653,557	331,680	550,181	33,296	504	—	14,407	1,583,625
Investments, at Equity, and Advances to 50% or Less Owned Companies	130,010	81,363	64,499	—	344	54,887	—	331,103
Inventories	4,000	1,493	701	18,574	—	—	—	24,768
Goodwill	—	2,364	1,852	—	48,124	—	—	52,340
Intangible Assets	1,049	5,961	—	—	19,382	—	—	26,392
Other current and long-term assets, excluding cash and near cash assets(3)	97,488	72,180	28,359	7,739	14,780	16,014	7,014	243,574
Segment Assets	886,104	495,041	645,592	59,609	83,134	70,901
Cash and near cash assets(3)								923,617
Total Assets								3,185,419
______________________

(1)	Operating revenues includes $154.8 million of tangible product sales and operating expenses includes $131.9 million of costs of goods sold.

(2)	Inventories include raw materials of $2.1 million and work in process of $1.5 million.

(3)	Cash and near cash assets includes cash, cash equivalents, marketable securities and construction reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2014
Operating Revenues:
External customers	529,761	249,288	214,316	236,293	27,691	62,045	—	1,319,394
Intersegment	183	3,862	—	—	—	—	(4,045)	—
	529,944	253,150	214,316	236,293	27,691	62,045	(4,045)	1,319,394
Costs and Expenses:
Operating	365,092	174,918	112,771	187,849	12,978	59,666	(3,902)	909,372
Administrative and general	58,353	15,937	24,518	2,177	19,180	5,957	38,816	164,938
Depreciation and amortization	64,615	29,435	28,420	4,119	1,045	284	3,901	131,819
	488,060	220,290	165,709	194,145	33,203	65,907	38,815	1,206,129
Gains (Losses) on Asset Dispositions and Impairments, Net	26,545	29,657	159	—	—	(1,077)	(3,306)	51,978
Operating Income (Loss)	68,429	62,517	48,766	42,148	(5,512)	(4,939)	(46,166)	165,243
Other Income (Expense):
Derivative gains (losses), net	(171)	—	—	(3,777)	—	270	(224)	(3,902)
Foreign currency losses, net	(1,375)	(3,335)	(40)	—	(53)	(102)	(1,430)	(6,335)
Other, net	14,671	(38)	(3,630)	660	(5,056)	(3,097)	(71)	3,439
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	10,468	6,673	(661)	—	(465)	294	—	16,309
Segment Profit (Loss)	92,022	65,817	44,435	39,031	(11,086)	(7,574)
Other Income (Expense) not included in Segment Profit								4,790
Less Equity Earnings included in Segment Profit								(16,309)
Income Before Taxes and Equity Earnings								163,235

Capital Expenditures	83,513	58,481	199,602	3,108	—	148	15,785	360,637

As of December 31, 2014
Property and Equipment
Historical cost	1,060,986	491,079	453,862	47,256	3,342	271	30,161	2,086,957
Accumulated depreciation	(500,007)	(159,532)	(213,072)	(15,488)	(3,002)	(247)	(10,936)	(902,284)
	560,979	331,547	240,790	31,768	340	24	19,225	1,184,673
Construction in progress	87,935	27,415	201,554	718	—	234	144	318,000
	648,914	358,962	442,344	32,486	340	258	19,369	1,502,673
Investments, at Equity, and Advances to 50% or Less Owned Companies	115,436	103,688	222,420	—	524	42,089	—	484,157
Inventories	5,570	2,536	1,030	11,170	—	2,477	—	22,783
Goodwill	13,367	2,573	1,852	—	44,967	—	—	62,759
Intangible Assets	1,917	6,483	292	—	24,035	—	—	32,727
Other current and long-term assets, excluding cash and near cash assets(3)	128,499	99,335	23,910	11,538	26,131	45,547	7,670	342,630
Segment Assets	913,703	573,577	691,848	55,194	95,997	90,371
Cash and near cash assets(3)								786,644
Total Assets								3,234,373
______________________

(1)	Operating revenues includes $224.4 million of tangible product sales and operating expenses includes $175.8 million of costs of goods sold.

(2)	Inventories include raw materials of $2.2 million and work in process of $1.7 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and title XI reserve funds.

During the years ended December 31, 2016, 2015 and 2014, the Company did not earn revenues that were greater than or equal to 10% of total revenues from a single customer. For the years ended December 31, 2016, 2015 and 2014, approximately 29%, 29% and 30%, respectively, of the Company’s operating revenues were derived from its foreign operations. The Company’s foreign revenues are primarily derived from its Offshore Marine Services fleet and certain of its Inland River and Shipping Services fleets. These assets are highly mobile and regularly and routinely move between countries within a geographical region of the world. In addition, these assets may be redeployed among the geographical regions as changes in market conditions dictate. Because of this asset mobility, revenues and long-lived assets, primarily property and equipment, in any one country are not considered material. The following represents the Company’s revenues attributed by geographical region in which services are provided to customers for the years ended December 31 (in thousands):

	2016	2015	2014
Operating Revenues:
United States	$590,310	$751,548	$925,750
Africa, primarily West Africa	37,764	57,268	70,743
Europe, primarily North Sea	82,730	104,042	112,644
Middle East and Asia	54,950	65,045	69,598
Brazil, Mexico, Central and South America	64,837	76,404	140,460
Other	394	429	199
	$830,985	$1,054,736	$1,319,394
The Company’s long-lived assets are primarily its property and equipment that are employed in various geographical regions of the world. The following represents the Company’s property and equipment based upon the assets’ physical location as of December 31 (in thousands):

	2016	2015	2014
Property and Equipment:
United States	$1,185,917	$1,181,586	$1,120,765
Africa, primarily West Africa	75,772	73,406	82,495
Europe, primarily North Sea	83,767	72,544	75,382
Middle East and Asia	99,974	129,476	84,598
Brazil, Mexico, Central and South America	110,238	126,613	139,433
	$1,555,668	$1,583,625	$1,502,673

18.	SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Supplemental information for the years ended December 31 was as follows (in thousands):

	2016	2015	2014
Income taxes paid	$11,933	$23,791	$52,348
Income taxes refunded	3,933	4,550	2,055
Interest paid, excluding capitalized interest	26,662	23,957	24,719
Schedule of Non-Cash Investing and Financing Activities:
Company financed sale of equipment and real property	7,950	1,768	45,305
Reclassification of Dorian to marketable securities	—	102,509	—
Services received to settle notes receivable	—	2,500	—
Equipment received to settle notes receivable	14,400	—	—
Non-cash proceeds on the sale of property and equipment	2,000	—	—

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected financial information for interim quarterly periods is presented below (in thousands, except share data). Earnings per common share of SEACOR Holdings Inc. are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
2016
Operating Revenues	$213,036	$206,983	$197,038	$213,928
Operating Loss	(99,364)	(33,016)	(30,151)	(10,016)
Net Loss	(90,289)	(34,026)	(50,933)	(20,524)
Net Loss attributable to SEACOR Holdings Inc.	(93,749)	(39,803)	(55,159)	(27,186)
Basic Loss Per Common Share of SEACOR Holdings Inc.	$(5.52)	$(2.35)	$(3.26)	$(1.62)
Diluted Loss Per Common Share of SEACOR Holdings Inc.	$(5.52)	$(2.35)	$(3.26)	$(1.62)
2015
Operating Revenues	$250,631	$261,852	$281,609	$260,644
Operating Income (Loss)	(928)	28,221	7,499	(13,667)
Net Income (Loss)	(49,853)	16,405	(8,501)	(17,901)
Net Income (Loss) attributable to SEACOR Holdings Inc.	(56,865)	6,965	687	(19,569)
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(3.36)	$0.40	$0.04	$(1.10)
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(3.36)	$0.40	$0.04	$(1.10)

SEACOR HOLDINGS INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

Description	Balance Beginning of Year	Charges (Credits) to Cost and Expenses	Deductions(1)	Other(2)	Balance End of Year
Year Ended December 31, 2016
Allowance for doubtful accounts (deducted from trade and notes receivable)	$2,483	$7,054	$(1,190)	$—	$8,347
Inventory allowance (deducted from inventory)	$670	$(662)	$—	$—	$8
Year Ended December 31, 2015
Allowance for doubtful accounts (deducted from trade and notes receivable)	$3,162	$842	$(997)	$(524)	$2,483
Inventory allowance (deducted from inventory)	$—	$670	$—	$—	$670
Year Ended December 31, 2014
Allowance for doubtful accounts (deducted from trade and notes receivable)	$1,162	$2,618	$(1,279)	$661	$3,162
Inventory allowance (deducted from inventory)	$26	$(26)	$—	$—	$—
______________________

(1)	Trade receivable amounts deemed uncollectible that were removed from accounts receivable and allowance for doubtful accounts.

(2)	Other consists of balances from the consolidation or deconsolidation of certain Company subsidiaries.

EXHIBIT INDEX

Exhibit Number	Description
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
4.1*
Form of Indenture dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/a (No. 333-53326) filed with the Commission on January 18, 2001).

4.2*
Supplemental Indenture dated September 24, 2009, between SEACOR Holdings Inc. and U.S. Bank, National Association, as trustee (including therein Form of Global Note 7.375% Senior Notes Due 2019) (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2009).

4.3*
Indenture dated as of December 11, 2012, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 2.5% Convertible Senior Notes Due 2027) (incorporated herein by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 originally filed with the Commission on February 28, 2013 and as amended and filed with the Commission on May 6, 2013).

4.4*
Indenture dated as of November 13, 2013, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 3.00% Convertible Senior Notes due 2028) (incorporated herein by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Commission on March 3, 2014).

4.5*
Note Purchase Agreement dated as of November 30, 2015, by and among SEACOR Marine Holdings Inc. and the Purchasers Identified on Schedule A thereto (including therein the form of SEACOR Marine Holdings Inc. 3.75% Convertible Senior Notes due 2022 (the “3.75% Subsidiary Convertible Senior Notes”)) (incorporated herein by reference to Exhibit 4.4 of SEACOR Holdings Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on February 29, 2016 (File No. 001-112289)).

4.6*
Amendment No.1 dated March 3, 2017 to the Note Purchase Agreement dated as of November 30, 2015, by and among SEACOR Marine Holdings Inc. and the Purchasers of the 3.75% Subsidiary Convertible Senior Notes (incorporated herein by reference to Exhibit 10.1 of SEACOR Holdings Inc. Current Report on Form 8-K filed with the Commission on March 3, 2017 (File No. 001-112289)).

4.7*
Investment Agreement dated November 30, 2015, by and among SEACOR Holdings Inc., SEACOR Marine Holdings Inc. and the Investors named therein (incorporated herein by reference to Exhibit 4.5 of SEACOR Holdings Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on February 29, 2016 (File No. 001-112289)).

4.8*
Exchange Agreement dated November 30, 2015, by and among SEACOR Marine Holdings Inc., SEACOR Holdings Inc. and the holders of the 3.75% Subsidiary Convertible Senior Notes from time-to-time party thereto (incorporated herein by reference to Exhibit 4.6 of SEACOR Holdings Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on February 29, 2016 (File No. 001-112289)).

4.9*
Registration Rights Agreement dated November 30, 2015, by and among SEACOR Marine Holdings Inc. and the holders of the 3.75% Subsidiary Convertible Senior Notes from time-to-time party thereto (incorporated herein by reference to Exhibit 4.7 of SEACOR Holdings Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on February 29, 2016 (File No. 001-112289)).

4.10*
Registration Rights Agreement dated November 30, 2015, by and among SEACOR Holdings Inc. and the holders of the 3.75% Subsidiary Convertible Senior Notes from time-to-time party thereto (incorporated herein by reference to Exhibit 4.8 of SEACOR Holdings Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on February 29, 2016 (File No. 001-112289)).

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

10.14*+
SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through April 23, 2012) (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 30, 2012).

10.15*+
Form of Stock Option Grant Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. Amended 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2013).

10.16*
Form of Indemnification Agreement for Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2013).

10.17*
Contract for Construction of Two Vessels for Seabulk Tankers, Inc. by National Steel and Shipbuilding Company dated September 10, 2013 (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which request was granted by order of the Commission on January 17, 2014) (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 filed with the Commission on October 28, 2013).

10.18*
Amendment 1 to the Contract for Construction of Two Vessels for Seabulk Tankers, Inc. by National Steel and Shipbuilding Company dated October 21, 2013 (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended; these provisions have been submitted separately to the Commission) (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Commission on March 3, 2014).

10.19*
Amendment 2 to the Contract for Construction of Two Vessels for Seabulk Tankers, Inc. by National Steel and Shipbuilding Company dated effective as of November 11, 2013 (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended; these provisions have been submitted separately to the Commission) (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Commission on March 3, 2014).

Exhibit Number	Description
10.20*
Amended and Restated Transition Services Agreement dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the commission on February 1, 2013).

10.21*
Tax Matters Agreement dated January 31, 2013, by and between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the commission on February 1, 2013).

10.22*+	SEACOR Holdings Inc. Management Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 10, 2014).
10.23*+	SEACOR Holdings Inc. 2014 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 10, 2014).
10.24*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014).
10.25*+	Form of Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014).
10.26*+
Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2014).

10.27*
Credit Agreement dated as of April 15, 2015 among SEA-Vista I LLC, as Borrower, the Lenders from time to time parties thereto, JP Morgan Chase Bank, N.A., as Swingline Lender, JPMorgan Chase Bank, N.A., as Administrative Agent and Security Trustee for the Lenders, and JPMorgan Chase Bank, N.A., as issuing bank of the Letters of Credit (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2015 and filed with the Commission on July 29, 2015).

10.28*+
Separation and Consulting Agreement dated January 27, 2016, by and between Paul Robinson and SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 10.29 of SEACOR Holdings Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on February 29, 2016 (File No. 001-112289)).

10.29+	Compensation Arrangements for the Executive Officers
10.30+	Compensation of Non-Employee Directors
21.1	List of Registrant’s Subsidiaries.
23.1	Consent of Independent Registered Certified Public Accounting Firm.
31.1	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.