Form 10-K/A
period 2016-12-31
SEACOR HOLDINGS INC /NEW/
filed 2017-05-01
CIK 859598

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

None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2016 was approximately $914,009,247 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of March 28, 2017 was 17,405,946.

EXPLANATORY NOTE
SEACOR Holdings Inc. (the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017 (the “Original Filing”). The registrant is filing this Amendment solely for the purpose of including information required by Items 10 through 14 of Part III of Form 10-K and to amend Part IV as discussed further below. This information is being included in this Amendment because the Registrant’s definitive proxy statement has not been filed within 120 days of the end of its fiscal year ended December 31, 2016. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbox”) from our Principal Executive Officer and Principal Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted and we are not including certifications pursuant to Section 906 of Sarbox.
Except as otherwise expressly stated for the items amended in this Amendment, this Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and any other filings the Registrant has made with the SEC subsequent to the filing of the Original Filing.

SEACOR HOLDINGS INC.
FORM 10-K/A

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Set forth below is certain biographical information with respect to the members of our board of directors (the “Board”):

Name	Age	Position	Director Since
Charles Fabrikant	72	Executive Chairman and Chief Executive Officer	December 1989
David R. Berz(1)(2)	68	Director	February 2014
Pierre de Demandolx(1)(2)	76	Director	April 1994
Oivind Lorentzen	66	Vice Chairman	August 2001
Andrew R. Morse(1)(2)(3)	71	Lead Independent Director	June 1998
R. Christopher Regan(1)(3)	62	Director	September 2005
David M. Schizer(2)(3)	48	Director	November 2014
______________________

(1)	Member of the Compensation Committee

(2)	Member of the Nominating and Corporate Governance Committee

(3)	Member of the Audit Committee
Charles Fabrikant is Executive Chairman and Chief Executive Officer and has been a director of the Company and several of its subsidiaries since the Company’s inception in 1989. Mr. Fabrikant has served as a director and member of the Audit Committee of Diamond Offshore Drilling, Inc., a contract oil and gas driller, since January 2004. Mr. Fabrikant serves as the Non-Executive Chairman of the Board of the Company’s former aviation division, Era Group Inc. (“Era Group”), an international helicopter operator providing transportation services to the offshore drilling industry. He served as the President and Chief Executive Officer of Era Group from October 2011 through April 2012 and as a Director of Dorian LPG Ltd., a liquefied petroleum gas shipping company and leading owner and operator of modern Very Large Gas Carriers (“VLGCs”), from July 2013 through December 2015. Mr. Fabrikant is also a Director of Hawker Pacific Airservices, Limited, an aviation sales and product support company and President of Fabrikant International Corporation (“FIC”), a privately owned corporation engaged in marine investments. FIC may be deemed an affiliate of the Company. Mr. Fabrikant is a graduate of Columbia University School of Law and Harvard University.
With over 30 years experience in the maritime, transportation, investment and environmental industries and given his position as the founder and former President and current Chief Executive Officer of the Company, Mr. Fabrikant’s broad experience and deep understanding of the Company make him uniquely qualified to serve as a director.
David R. Berz has been a director of the Company since February 2014. From August 1985 through December 2013, Mr. Berz was a partner of Weil, Gotshal & Manges LLP, where he headed the law firm’s environmental practice. Mr. Berz is a nationally acknowledged authority on U.S. and international environmental law. As a litigator, he served as lead counsel in civil and criminal environmental matters involving federal and state water, air and hazardous waste and substance statutes. He regularly counseled multinational corporations and boards of directors in developing environmental compliance and social responsibility programs and serves as environmental counsel to financial institutions. He co-authored the three-volume treatise Environmental Law in Real Estate and Business Transactions and frequently lectures and writes on a broad range of environmental topics. Mr. Berz received the American Bar Association’s 2011 Award for Excellence in Environmental and Resources Stewardship. Mr. Berz serves on the Board of Trustees of the Legal Aid Society of the District of Columbia and on the Board of Governors of the American Jewish Committee. He is past president of the Dean’s Council of the George Washington University School of Law.
Mr. Berz’s extensive knowledge of U.S. and international environmental law has been and will continue to be of invaluable assistance to the Company in assessing and complying with local, state, federal and international water and air quality standards.
Pierre de Demandolx has been a director of the Company since April 1994. He has been a general partner of DPH Conseils, a Paris-based shipping and energy consulting company, since October 2003 and a director and a member of the Audit Committee of Capital Product LP, an international transportation company focused on the crude tanker industry, since November 2011 after its merger with Crude Carriers Corp. He was a director of Crude Carriers Corp. from March 2010 until October 2011. From April 1999 until October 2003, Mr. de Demandolx was the Managing Director of Petroleum Development and Diversification, a London-based consulting agency. From 1995 until September 2001, he was a director of Compagnie Nationale de Navigation (“CNN”), a Paris-based public shipping company owned by Worms et Cie until 1998, and owned by Compagnie Maritime Belge until 2001. Mr. de Demandolx was the Chief Executive Officer of CNN from September 1990 to June 1996. From 1996 until October 1997, Mr. de Demandolx was the Chairman of the Board of Héli-Union, a Paris-based helicopter transportation company.

Mr. de Demandolx’s extensive experience in the shipping and energy industries adds great value to the Board as his experience is directly related to the Company’s lines of business and adds perspective to the Compensation Committee, of which he is a member.
Oivind Lorentzen is Vice Chairman of the Board and has been a director of the Company since August 2001. Mr. Lorentzen served as Chief Executive Officer of the Company from September 2010 through February 2015. He served as a director of the Company’s former aviation division, Era Group, from February 2013 through October 2014. From 1990 until September 2010, Mr. Lorentzen was President of Northern Navigation America, Inc., a Stamford, Connecticut, based investment management and ship-owning agency company concentrating in specialized marine transportation and ship finance. From 1979 to 1990, Mr. Lorentzen was Managing Director of Lorentzen Empreendimentos S.A., an industrial and shipping group in Brazil, and he served on its Board of Directors until December 2005. Mr. Lorentzen was Chairman of NFC Shipping Funds, a leading private equity fund in the maritime industry, from 2000 to 2008. Mr. Lorentzen is Managing Director of Northern Navigation LLC, an investment management company and a Director of Dorian LPG Ltd., a liquefied petroleum gas shipping company and leading owner and operator of modern VLGCs. He is also a director of Blue Danube, Inc., a privately owned corporation engaged as an inland marine service provider, and Lead Director of Genesee & Wyoming Inc., an owner and operator of short line and regional freight railroads.
Mr. Lorentzen’s strong background in finance in the maritime industry and his having served as the CEO of an investment management and ship-owning company specializing in ship finance, adds a valuable perspective to the Board. As the Company’s former Chief Executive Officer, Mr. Lorentzen also provides valuable insight to the Board and a deep understanding of the Company’s operations.
Andrew R. Morse has been a director of the Company since June 1998. He has been a Managing Director and Senior Portfolio Manager of Morse, Towey and White, a wholly-owned wealth management unit of High Tower Advisors Inc., a Chicago based firm of investment advisors since July 31, 2010. In addition, Mr. Morse serves on the Board of Directors and on the Audit Committee of High Tower Advisors Inc. Mr. Morse was a managing director and senior portfolio manager of UBS Financial Services, Inc., from October 2001 until July 2010. Mr. Morse was Senior Vice President-Investments of Salomon Smith Barney Inc. of New York, an investment banking firm, and Smith Barney Inc., its predecessor, from March 1993 to October 2001. Mr. Morse sits on numerous philanthropic boards and is Treasurer of the American Committee of the Weizmann Institute of Science and serves on the Management Committee of the Weizmann Institute of Science in Rehovot, Israel. Mr. Morse served as a director of Seabulk International, Inc., both before and following its merger with the Company in July 2005 until March 2006. In December 2015, Mr. Morse became a member of the Board of Managers of KGP Realty, a private residential property management company.
Mr. Morse’s deep experience in wealth management and corporate finance provides a valuable resource to the Board. In addition, his finance experience through advising high net worth individuals and investment entities adds a valuable perspective to the Board and makes him well qualified to serve as Chairman of the Audit Committee. Foreign governments have sought his experience on international corporate finance with respect to issues such as complex energy crisis management and other significant matters of public policy related to the Company’s lines of business, which brings additional relevant experience to the Board.
R. Christopher Regan has been a director of the Company since September 2005. He is Co-Founder and, since March 2002, Managing Director, of The Chartis Group, a management consultancy group offering strategic, operational, risk management, governance and compliance advice to U.S. healthcare providers, suppliers and payers. Prior to co-founding The Chartis Group in 2001, Mr. Regan served from March 2001 to December 2001 as President of H-Works, a healthcare management consulting firm and a division of The Advisory Board Company. From January 2000 through December 2000, Mr. Regan served as Senior Vice President of Channelpoint, Inc., a healthcare information services company. Mr. Regan also serves as a Trustee of Hamilton College and Ascension Health Ventures.
Mr. Regan’s experience providing advice regarding business valuations, risk management, financial governance and compliance adds to the Board’s breadth of experience on these important factors, and especially benefits the Compensation and Audit Committees, of which he is a member.
David M. Schizer has been a director of the Company since November 2014. He is the Chief Executive Officer of the American Jewish Joint Distribution Committee, an international humanitarian organization based in New York and also is Dean Emeritus and the Harvey R. Miller Professor of Law and Economics at Columbia Law School. He served as Dean of Columbia Law School from July 1, 2004 through June 30, 2014. Mr. Schizer served on the Board of Directors of Sapphire Industries, a blank check acquisition company, from December 2007 through December 2010. Mr. Schizer also serves as Co-director of the Richard P. Richman Center for Business, Law, and Public Policy; Co-Director of the Charles Evans Gerber Transactional Studies Center; Co-Director of the Center for Israeli Legal Studies; Director of the Columbia Law review; Director of PMN, the parent company of the Philadelphia Inquirer; President and director of America’s Voices in Israel, a nonprofit that brings celebrities to Israel; and Director of the 92nd Street Y. Mr. Schizer is one of the nation’s leading tax law scholars, and also is an expert in energy law and corporate governance issues.

Mr. Schizer’s experience in complex financial and tax transactions, energy law and corporate governance provides valuable insight in analyzing complex financial and tax initiatives brings significant value to the Audit Committee and Nominating and Corporate Governance Committee, of which he is a member.
Executive Officers
Information regarding our executive officers is included in Part I of the Original Filing and is incorporated herein by reference.
Corporate Governance Guidelines and Codes of Ethics
SEACOR has adopted a set of Corporate Governance Guidelines, a Code of Business Conduct and Ethics and a Supplemental Code of Ethics. A copy of each of these documents is available on the Company’s website at www.seacorholdings.com, under the link chain “Investors - Corporate Governance - Governance Documents” and is also available to stockholders in print without charge upon written request to the Company’s Investor Relations Department, 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, or via e-mail to: InvestorRelations@ckor.com.
SEACOR’s Corporate Governance Guidelines address areas such as director responsibilities and qualifications, director compensation, management succession, board committees and annual self-evaluation. SEACOR’s Code of Business Conduct and Ethics is applicable to its directors, officers and employees and its Supplemental Code of Ethics is applicable to SEACOR’s Executive Chairman, Chief Executive Officer and senior financial officers. SEACOR will disclose future amendments to, or waivers from, certain provisions of its Supplemental Code of Ethics on its website within two business days following the date of such amendment or waiver.
Committees of the Board
The Company has three standing committees: the Nominating and Corporate Governance Committee, the Audit Committee and the Compensation Committee. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The charter of each such committee is available on the Company’s website at www.seacorholdings.com, under the link chain “Investors - Corporate Governance - Governance Documents” and is also available to stockholders in print without charge upon written request to the Company’s Investor Relations Department, 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, or via e-mail to: InvestorRelations@ckor.com.
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

•	periodically reviewing the size of the Board and recommending any appropriate changes;

•	overseeing the evaluation of the Board and management;

•	recommending changes in director compensation;

•	successor planning; and

•	various governance responsibilities.
Charter and Meetings. The Nominating and Corporate Governance Committee held one meeting during the last fiscal year. The Nominating and Corporate Governance Committee also took action by Unanimous Written Consent on one occasion. The Nominating and Corporate Governance Committee meets as frequently as circumstances dictate but not less than once a year. The charter of the Nominating and Corporate Governance Committee is available on the Company’s website at www.seacorholdings.com, under the link chain “Investors - Corporate Governance - Governance Documents.”
Each Nominating and Corporate Governance committee member has been determined by the Board to be “independent” within the meaning of the NYSE listing standards. The current members of the Nominating and Corporate Governance Committee are Messrs. Berz, de Demandolx, Morse and Schizer (Chair).

Selection of Board Nominees. To fulfill its responsibility to recruit and recommend to the full Board nominees for election as directors, the Nominating and Corporate Governance Committee reviews the composition of the full Board to determine the qualifications and areas of expertise needed to further enhance the composition of the Board and works with management to attract candidates with those qualifications.
To identify new director candidates, the Nominating and Corporate Governance Committee seeks advice and names of candidates from its members, other members of the Board, members of management and other public and private sources. The Nominating and Corporate Governance Committee, in formulating its recommendation of candidates to the Board, considers each candidate’s personal qualifications (particularly in light of the Company’s various lines of business) and how such personal qualifications effectively address the then perceived current needs of the Board. Appropriate personal qualifications and criteria for Board membership include the following:

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
The Nominating and Corporate Governance Committee has the authority to retain a search firm to assist it in these efforts. After the Nominating and Corporate Governance Committee completes its evaluation, it presents its recommendations to the Board for consideration and approval.
The Nominating and Corporate Governance Committee evaluated the director nominees and recommended that the Board nominate each director nominee named above for re-election.
Stockholder Recommendations. The Nominating and Corporate Governance Committee considers director candidates suggested by the Company’s stockholders provided that the recommendations are made in accordance with the procedures required under the Company’s By-Laws for nomination of directors by stockholders. Stockholder nominations that comply with these procedures and meet the criteria outlined above will receive the same consideration that the Nominating and Corporate Governance Committee’s nominees receive.
As of the date of this Amendment No. 1, there have been no material changes to the procedures by which security holders may recommend nominees to our Board as described in the Company’s Definitive Proxy Statement filed with the SEC on April 22, 2016 (the “2016 Proxy Statement”).
Audit Committee
Committee Function. The Audit Committee assists the Board to fulfill its responsibility to oversee:

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

Charter and Meetings. The Audit Committee held seven meetings during the last fiscal year and acted by Unanimous Written Consent on one occasion. The charter of the Audit Committee is available on the Company’s website at www.seacorholdings.com under the link chain “Investors - Corporate Governance - Governance Documents.” The current members of the Audit Committee are Messrs. Morse (Chair), Regan and Schizer. The Board has determined that all members of the Audit Committee are “independent” and “financially literate” under the applicable rules of the NYSE. The Board has further determined that Mr. Morse is an “Audit Committee Financial Expert” within the meaning of the regulations of the SEC, and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the rules promulgated under the Exchange Act. For Mr. Morse’s relevant experience, please refer to his biography on page 2. Additionally, each member of the Audit Committee meets the heightened requirement for independence set forth in the Exchange Act.
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
Compensation Committee
Committee Function. The Compensation Committee, among other things:

•
approves, either on its own or in consultation with the Company’s independent directors, the compensation of the Executive Chairman, the Chief Executive Officer, other executive officers, and certain officers or managers of a Business Unit or subsidiary;

•	evaluates the performance of the Executive Chairman and the Chief Executive Officer and reports its findings to the Board;

•	reviews, approves and makes recommendations with respect to changes in incentive compensation and equity-based plans;

•	approves all grants of stock options and restricted stock awards;

•	reviews and makes recommendations with respect to director compensation;

•	prepares a report to be included in the Company’s annual report on Form 10-K or proxy statement (as applicable); and

•	conducts an annual performance self-evaluation.
The Chairman of the Compensation Committee sets the agenda for meetings of the Compensation Committee. The meetings are attended by the Chief Executive Officer, if requested by the Compensation Committee. At each meeting, the Compensation Committee has the opportunity to meet in executive session. The Chairman of the Compensation Committee reports the actions of the Compensation Committee regarding compensation of executive officers to the full Board. The Compensation Committee has the sole authority to retain compensation consultants to assist in the evaluation of director or executive officer compensation, has sole authority to determine compensation of such consultants, and is responsible for the oversight of any such consultants. The Compensation Committee determined not to retain a compensation consultant with respect to 2017 compensation decisions. Data utilized by the Compensation Committee was collected by the Company’s legal and finance departments from outside data services, such as Equilar’s research database, a resource for analyzing executive compensation and executive pay trends, and through publicly available compensation-related information.

Charter and Meetings. The Compensation Committee met three times during the last fiscal year and acted by Unanimous Written Consent on five occasions. The Compensation Committee meets as frequently as circumstances dictate but not less than once a year. The charter of the Compensation Committee is available on the Company’s website at www.seacorholdings.com, under the link chain “Investors - Corporate Governance - Governance Documents.”
The Compensation Committee consists entirely of “Non-Employee Directors,” as defined by Rule 16b-3 under the Exchange Act, all of whom satisfy the requirements of an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Board has determined that each of the directors serving on the Compensation Committee is “independent” within the meaning of the listing standards of the NYSE, as well as the additional independence standards applicable to members of the Compensation Committee.
Compensation Committee Interlocks and Insider Participation. The members of the Compensation Committee during fiscal year 2016 were Messrs. Berz (Co-Chair), De Demandolx, Morse and Regan (Co-Chair). Each member of the Compensation Committee is an independent director. No member of the Compensation Committee: (i) was an officer or employee of the Company or any of its subsidiaries during 2014; (ii) was formerly an officer of the Company or any of its subsidiaries; or (iii) served on the board of directors of any other company any of whose executive officers served on the Company’s Compensation Committee or its Board.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that each director and executive officer of the Company and each person owning more than 10% of the Common Stock report his or her initial ownership of Common Stock and any subsequent changes in that ownership to the SEC. The Company is required to disclose any failure to file or late filings of such reports with respect to the most recent fiscal year.
Based solely upon a review of copies of forms furnished to the Company or written representations from certain reporting persons that no Form 5s were required for such reporting persons, the Company believes that during the 2016 fiscal year all Section 16(a) filing requirements were satisfied.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Directors
Directors who are also employees of the Company receive no remuneration by reason of such directorship and are not compensated for attending meetings of the Board or standing committees thereof. During 2016, non-employee directors were paid at an annual rate of $52,000 and received $4,000 for every Board and Committee meeting attended in person and $2,000 per meeting for telephonic attendance.
The SEACOR Holdings Inc. 2014 Share Incentive Plan (the “Share Incentive Plan”), is administered by the Board or by a committee designated by the Board, under which each non-employee director is granted options and shares of Common Stock. It is the policy of the Board to award annual equity grants to each non-employee director consisting of 3,000 options to purchase shares of Common Stock and 500 shares of Common Stock at its regularly pre-scheduled annual meetings. The 500 shares of Common Stock granted are delivered in four equal installments beginning with the date of such annual meeting and on the dates that are three, six and nine months thereafter (each such installment of shares, until the delivery date thereof, “Unvested Stock Award”). These grants are made on dates previously established by the Board and the Company does not time the release of non-public information for the purpose of affecting the value of equity awards.
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

NON-EMPLOYEE DIRECTOR COMPENSATION TABLE
The following table shows the compensation of the Company’s non-employee directors for the year ended December 31, 2016.

Name	Fees earned or paid in cash(4) ($)	Stock Awards(5) ($)	Option Awards(6) ($)	Total ($)
David R. Berz(1)(2)(7)	80,000	28,755	51,600	160,355
Pierre de Demandolx(1)(2)(8)	80,000	28,755	51,600	160,355
Oivind Lorentzen(9)	72,000	28,755	51,600	152,355
Andrew R. Morse(1)(2)(3)(10)	90,000	28,755	51,600	170,355
R. Christopher Regan(1)(3)(11)	90,000	28,755	51,600	170,355
David M. Schizer(2)(3)(12)	86,000	28,755	51,600	166,355
Steven J. Wisch(2)(3)(13)	35,667	6,354	—	42,020
______________________

(1)	Member of the Compensation Committee.

(2)	Member of the Nominating and Corporate Governance Committee.

(3)	Member of the Audit Committee.

(4)	Non-employee directors were paid at an annual rate of $52,000 and received $4,000 for every Board and Committee meeting attended in person and $2,000 for each meeting attended by telephone.

(5)
On June 1, 2016, each of the non-employee directors then serving on the Board was granted 500 shares of Common Stock (consistent with the previous year). The dollar amount of stock awards set forth in this column is equal to the grant date fair value of such stock awards calculated in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 without regard to forfeitures for stock-based compensation (Formerly FAS 123R). Discussion of the policies and assumptions used in the calculation of grant date value are set forth in Notes 1 and 14 of the Consolidated Financial Statements in the Original Filing. The shares of Common Stock are delivered in four equal installments beginning with the date of grant and on the dates that are three, six and nine months thereafter.

(6)
On June 1, 2016, each of the non-employee directors then serving on the Board was granted 3,000 options to purchase shares of Common Stock (consistent with the previous year). The dollar amount of option awards set forth in this column is equal to the grant date fair value of such option awards calculated in accordance with FASB ASC Topic 718 without regard to forfeitures. Discussion of the policies and assumptions used in the calculation of the compensation cost are set forth in Notes 1 and 14 of the Consolidated Financial Statements in the Original Filing. The options are exercisable at any time following the earlier of the first anniversary of, or the next annual meeting after, the date of grant, provided that such non-employee director continues to serve as a director of the Company on that date, subject to earlier acceleration upon death, disability, voluntary retirement or change in control.

(7)	As of December 31, 2016, Mr. Berz had 9,750 outstanding options to purchase Common Stock, of which 6,750 were exercisable.

(8)	As of December 31, 2016, Mr. de Demandolx had 12,000 outstanding options to purchase Common Stock, of which 9,000 were exercisable.

(9)	As of December 31, 2016, Mr. Lorentzen had 139,460 outstanding options to purchase Common Stock, of which 118,460 were exercisable.

(10)	As of December 31, 2016, Mr. Morse had 35,196 outstanding options to purchase Common Stock, of which 32,196 were exercisable.

(11)	As of December 31, 2016, Mr. Regan had 35,196 outstanding options to purchase Common Stock, of which 32,196 were exercisable.

(12)	As of December 31, 2016, Mr. Schizer had 7,500 outstanding options to purchase Common Stock, of which 4,500 were exercisable.

(13)
Mr. Wisch did not stand for re-election at the Company’s 2016 Annual Meeting, and as a result his term as a member of the Board and a member of various committee’s of the board expired on June 1, 2016.

COMPENSATION DISCUSSION AND ANALYSIS
The Compensation Discussion and Analysis and the tables that follow provide information regarding the fiscal 2016 compensation program for our 2016 named executive officers (referred to as the “Named Executive Officers” or “NEOs”) who are listed below:

•	Charles Fabrikant, Executive Chairman and Chief Executive Officer (Principal Executive Officer);

•	Matthew Cenac, Executive Vice President and Chief Financial Officer (Principal Financial Officer);

•	Eric Fabrikant, Co-Chief Operating Officer;

•	John Gellert, Co-Chief Operating Officer; and

•	Bruce Weins, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer).
EXECUTIVE SUMMARY - 2016 COMPANY PERFORMANCE AND COMPENSATION ACTIONS
OVERVIEW OF OUR BUSINESS
SEACOR and its subsidiaries are in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas, shipping and logistics industries. The Company conducts its activities in the following reporting segments:
Offshore Marine Services. Offshore Marine Services operates a diverse and technologically advanced fleet of support vessels primarily servicing major integrated national and international oil companies, large independent oil and gas exploration and production companies and emerging independent companies. These vessels deliver cargo and personnel to offshore installations; field security services; handle anchors and mooring equipment required to tether rigs to the seabed; tow rigs and assist in placing them on location and moving them between regions; and carry and launch equipment such as remote operated vehicles or “ROVs” used underwater in drilling and well installation, maintenance, inspection and repair. In addition, Offshore Marine Services' vessels provide accommodations for technicians and specialists, and provide standby safety support and emergency response services. Offshore Marine Services also operates a fleet of liftboats in the U.S. Gulf of Mexico that primarily support well intervention, work-over, decommissioning and diving operations. In non-oil and gas industry activity, Offshore Marine Services operates vessels primarily used to move personnel and supplies to offshore wind farms in Europe. Offshore Marine Services contributed 26%, 35% and 40% of consolidated operating revenues in 2016, 2015 and 2014, respectively.
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
2016 BUSINESS ENVIRONMENT AND TRANSACTION HIGHLIGHTS
The segments in which we operate are fragmented with many competitors and are driven by macroeconomic conditions that influence the need for our services. The Company’s financial success and growth are dependent on maintaining a relevant asset base for its lines of business, anticipating trends in logistics and equipment design and market movements, maintaining efficient operations spread over many geographic regions, building the business organically as well as finding new investments and acquisitions to build on existing businesses, pro-actively managing its cash and balance sheet, ensuring access to capital, and finding new investment opportunities. Mergers and acquisitions, divestitures, the successful formation and maintenance of joint ventures, designing and building new equipment and trading assets are all essential elements of the Company’s business.
The past year was another challenging year for the Company and the broader oil and gas markets as a result of continued low oil prices during fiscal year 2016. Low oil prices continue to impact a number of our business segments and the Company’s financial and operational results for 2016.
Despite these challenges, the Company capitalized on several operational, corporate, and business achievements, including:

•	Earning $51.2 million in positive cash flow from operations

•	Placing two newly built U.S.-flag product tankers into service on long-term time charters

•	Investing $25.0 million in and received $9.5 million from various joint ventures

•
Acquiring $162.6 million in principal amount of certain of its outstanding Senior Notes and Convertible Senior Notes for total consideration of $157.8 million and debt extinguishment gains of $5.2 million

•	Successfully refinancing its wind farm utility fleet

•	Successfully defending various claims in litigation, primarily related to the Deepwater Horizon oil spill response, resulting in no settlement payments by the Company (the”Litigation Defense”)

•
Provided debtor-in-possession financing for International Shipholding Corporation (“ISH”) and successfully negotiated with the secured creditors a reorganization plan, whereby the Company, subject to certain conditions, would acquire certain assets and businesses of ISH (the “ISH Reorganization”)

•
The Company’s sale of nine offshore support vessels, nineteen 30,000 barrel inland river tank barges, fourteen inland river towboats, two U.S.-flag harbor tugs and one U.S.-flag product tanker, which was leased back, and other property and equipment for net proceeds of $194.4 million ($184.4 million in cash, $8.0 million in seller financing and one U.S.-flag harbor tug valued at $2.0 million) (the “Equipment Sales”)

We believe these achievements were made possible by (i) the breadth of talent and experience possessed by our senior leadership team and (ii) a strong balance sheet that reflects decades of financial and operational success, despite the challenges presented in 2016. Nonetheless, because our executive compensation programs are designed to align our executives’ interests with those of our shareholders by ensuring that actual pay aligns with overall Company performance, the Compensation Committee considered the challenges facing our Company when making determinations with respect to the compensation of our NEOs for 2016, which resulted in the following:

•	Our CEO’s total compensation for 2016, as set forth in the Summary Compensation Table, represents a 21% reduction from his total compensation for 2015;

•	Across-the-board reductions to the annual bonuses paid to our NEOs as measured from 2015 to 2016;

•	No base salary increases for NEOs for the 2017 fiscal year; and

•	Adjustments to the number of equity awards granted in respect of 2016 Company and individual performance.

CONSIDERATION OF SAY-ON PAY VOTE RESULTS
At the Company’s 2016 Annual Meeting of Stockholders, a non-binding, advisory vote was taken with respect to the compensation of the Company’s Named Executive Officers. Stockholders expressed substantial support for the compensation of the Company’s Named Executive Officers, with over 97% of the votes cast in favor of the “say-on-pay” advisory resolution approving the Company’s Named Executive Officer compensation. In 2011, the stockholders voted to conduct say-on-pay advisory votes on an annual basis and the Board has adopted this position. The Compensation Committee considered the results of the 2016 advisory vote and also considered other factors in evaluating the Company’s executive compensation programs as discussed in this Compensation Discussion and Analysis.
CURRENT EXECUTIVE COMPENSATION “BEST PRACTICES”
For 2016, we employed the following executive compensation best practices:

•	Annual Review of Base Salaries. NEOs’ base salaries were unchanged.

•
Deferred 40% of Annual Bonuses. We continued our practice of deferring payment of 40% of our NEOs’ annual bonuses to subsequent years, with 20% to be paid in the first quarter of 2018 and the remaining 20% to be paid in the first quarter of 2019.

•
Five-Year Vesting of Restricted Stock and Four-Year Vesting of Stock Options. Historically, each executive’s long-term incentive grant is delivered either as stock options (priced at four designated quarterly dates throughout the year of grant) or as restricted stock, which has a four-year and five-year vesting period, respectively.

•	Clawback Policy. The Company has a clawback policy applicable to our NEOs’ executive compensation.

•	No Repricing or Replacing Outstanding Stock Options. We have never repriced or replaced any of our outstanding stock options.

•	No Perquisites. We do not grant perquisites to our NEOs that are different from the perquisites available to all our employees generally.

•
No Tax Gross-ups. We have never provided any tax gross-up payments to NEOs and have no contract or agreement with any NEO that provides for a tax gross-up payment, including those related to change-of-control payments subject to Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended.

•	No Excessive Severance Payments. We do not provide excessive severance payments in the event of an NEO’s termination of employment.

•	No Supplemental Executive Retirement Plans (“SERP”). We do not provide a SERP to our NEOs.

•
Double-Trigger Vesting. Awards under our Share Incentive Plan contain a so-called “double-trigger” vesting provision, which generally provides that awards will not be accelerated upon a change of control of the Company if (i) an acquiror replaces or substitutes outstanding awards in accordance with the requirements of the Share Incentive Plan and (ii) a participant holding the replacement or substitute award is not involuntarily terminated within two years following the change of control.

•	No Hedging or Pledging By Our NEOs. The Company has adopted prohibitions against hedging and pledging of Company stock.

•	No Guaranteed Bonuses. We believe that bonuses should reflect actual company and individual performance. Therefore, we do not guarantee bonus payments to our NEOs.

•	No Employment Contracts with NEOs. We do not maintain any employment contracts with our NEOs.

•	No Severance Agreements with NEOs. We do not maintain any pre-committed severance agreements with our NEOs.

•	No Change-of-Control Agreements with NEOs. We do not maintain any change-of-control agreements with our NEOs.
EXECUTIVE COMPENSATION PHILOSOPHY AND OBJECTIVES

•
The Company seeks to align the interests of its executive officers and key managers with those of its stockholders by granting stock options and awarding restricted stock under an extended vesting schedule of four years and five years, respectively.

•
Using five-year vesting and four-year vesting for restricted stock and stock option awards, respectively, reflects the Company’s expectation that senior executives with influence over the Company’s strategic decisions regard themselves as long-term owners with values consistent with long-term stockholders, which is evident by the significant amount of equity voluntarily held by senior executives long after equity awards have vested.

•
In addition, the Company’s payout of bonuses over three years, with 60% distributed in the first year and 20% distributed in each of the following two years, further demonstrates the Company’s philosophy of rewarding longer-term financial and operating performance.

SETTING EXECUTIVE COMPENSATION
Oversight of Compensation Programs
The Compensation Committee is responsible for overseeing our senior executive compensation programs. See page 5 of this Amendment for more information on the role and responsibilities of the Compensation Committee in its review of executive compensation and related corporate governance.
Use of Compensation Consultants
The Compensation Committee decided not to employ a compensation consultant in determining or recommending the amount or form of officer or director compensation for 2016. Data required by the Compensation Committee was collected by the Company’s legal and finance departments and outside data services, such as Equilar and reviewed and discussed from time to time at Compensation Committee meetings.
Role of Executive Officers in Compensation Decisions
In evaluating executive compensation, the Executive Chairman and Chief Executive Officer focuses on senior employees and their progress in meeting individual goals in relation to how well their peers, their respective business units and the entire Company have performed. In a series of informal group discussions and formal Compensation Committee meetings typically held in the latter part of each year through March of the following year, the Compensation Committee, the Executive Chairman and Chief Executive Officer meet to review the following factors in setting compensation for senior executives:

•	the Company’s corporate transactions, financial results and projections;

•	the individual performance of the Company’s executive officers and the overall performance of each business unit;

•	the Executive Chairman and Chief Executive Officer’s recommendations; and

•	prevailing conditions in the job market.
The Executive Chairman and Chief Executive Officer does not participate in any decisions with respect to his own compensation.
Role of the Compensation Committee
In addition, the Compensation Committee considers the following factors:

•	market comparisons for cash and equity compensation;

•	the potential for future roles within the Company;

•	the risk in not retaining an individual;

•	total compensation levels before and after the recommended compensation amounts;

•
compensation summaries for each senior executive that total the dollar value of all compensation-related programs, including salary, annual incentive compensation, long-term compensation, deferred compensation and other benefits; and

•	the fact that the Company has not entered into employment contracts and does not provide perquisites, supplemental retirement or severance programs.
The Compensation Committee also meets in executive session to consider the factors above for senior executives and to utilize these factors in evaluating the Executive Chairman and Chief Executive Officer’s proposed compensation and performance. Additional meetings of the Compensation Committee are held as appropriate to review and approve stock option grants and restricted stock awards to newly hired employees or to current employees in connection with promotions within the Company.

Compensation Philosophy
The Compensation Committee’s compensation philosophy is that subjective consideration of the different elements described herein is necessary to provide the flexibility to make appropriate compensation decisions without solely relying on the use of formulas or benchmarking. Consequently, the Compensation Committee believes it is in the Company’s and the Stockholders’ best interest to conduct its own research regarding executive compensation, which includes a review of executive compensation at companies with similar business lines to that of the Company and a review of compensation at other entities that compete with the Company to employ executives with skills and specialties similar to those possessed by the Company’s executives.
Market Information
The Compensation Committee reviews reports on executive compensation trends issued by respected publications, and compiles compensation information through Equilar, proxy statements, compensation-related public disclosures, industry trade journals and other sources. There is no one listed company that has a diverse group of businesses and geographic reach, and network of joint ventures that would be comparable to the Company. The companies with obviously similar lines of operating business considered in connection with the Compensation Committee’s compensation analysis include: Bristow Group, GATX Corporation, GulfMark Offshore, Inc., Hornbeck Offshore Services, Inc., Kirby Corporation, Nabors Industries Ltd., Oceaneering International, Inc., Overseas Shipholding Group, Inc., Tidewater Inc. and Transocean Ltd. The Compensation Committee also considers compensation practices at various investment banking institutions and private equity funds, as it believes the skill sets of its executives overlap with those required by those institutions. The Compensation Committee does not target any particular percentile or comparative level of compensation for executive officers. It does, however, assess the general competitiveness of proposed compensation levels.
SETTING COMPENSATION IN RELATION TO PERFORMANCE
The Company evaluated and set 2016 executive compensation in the context of the current economic conditions, the Company’s performance and the performance of its key personnel. Compensation decisions are determined with a view toward ensuring that management avoids high-risk strategies and does not focus principally on short-term results. Although, as discussed later in this Compensation Discussion and Analysis, the Company utilizes performance targets in setting certain bonus and equity awards in accordance with Section 162(m) of the Internal Revenue Code, the Compensation Committee believes reasoned judgment, rather than automatic formulas, is the appropriate basis by which to set compensation, and uses discretion to adjust awards based on performance targets. The Compensation Committee believes using formulas alone may foster an environment that encourages short-sighted decisions intended to meet formulaic goals rather than work toward long-term benefits or adapt to a changing environment that might be best met by altering strategy during the year or re-prioritizing goals. Consequently, the Compensation Committee constructs its compensation incentives to reward consistent and durable performance in a way that maintains flexibility.
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
However, the Compensation Committee does not pre-establish performance targets for any of the above-mentioned factors or assign a weighting to any of the various factors given the constantly changing nature of a business that is volatile, and the need to adjust priorities and address opportunities as developed during the year. Such opportunities can include raising capital, selling assets, acquiring businesses, and similar variables.

For 2016, the Compensation Committee reviewed the Company’s performance and that of its business segments and compared these results based on the foregoing parameters to those achieved by other companies in similar lines of business to the extent that comparison was possible. The Compensation Committee considered competitive compensation levels and pay practices within industries that hire personnel with the types of leadership, operating, financial and legal skills required to oversee and grow the Company’s business, such as shipping, banking, finance, law, investment management, private equity, logistics and commodity trading. It receives data on pay practices of companies in the shipping business, energy services, finance and leasing, investment management and industrial manufacturing sectors. Due to differences in reporting and accounting practices, levels of balance sheet leverage and quality of asset base, the Compensation Committee does not believe industry performance “benchmarks” are useful or appropriate. Due to differences in corporate strategies and responsibilities of executive officers and key managers, the Compensation Committee and management also believe it is not useful or appropriate to “benchmark” compensation of its officers to those at any single group of other companies.

ELEMENTS OF COMPENSATION
Overview
Alignment with our executive compensation philosophy is achieved through the executive compensation components for our senior executives, including our Named Executive Officers, outlined below.

Compensation Element	Compensation Objectives and Principles		Relation to Performance	2016 Actions/Results
Base Salary - Fixed annual cash; paid on a semi-monthly basis.	•	Compensate NEOs for services rendered during the year in the form of fixed cash compensation.	Increases in base salary reflect market positioning, economic conditions and the Compensation Committee’s assessment of company and individual performance over the prior year.	The NEOs’ 2016 base salaries were unchanged from 2015 base salaries.
	•	Base salary levels are set to reflect the NEO’s role and responsibilities, value to the Company, experience and performance, internal equity and market competitiveness.
Annual Bonus - Cash, paid 60% in the year awarded and 20% in each of the next two subsequent years.	•	Reward senior executives, including NEOs, for performance over a one-year period.	Annual bonuses reflect company and individual performance.	Bonus awards were adjusted from 2015 levels in response to company and individual performance.
	•	Payment is not guaranteed and levels vary according to company and individual performance.
Long-Term Incentives (LTI) -
•  Stock Options - A portion of each executive’s LTI grant is delivered as Stock Options with a four-year vesting period and priced at four designated quarterly dates throughout the year of grant.
• Restricted Stock - Historically, a portion of the executive’s LTI grant is delivered as Restricted Stock with a five-year vesting period.

	•	Align NEOs’ interests with those of the Company’s stockholders and drive long-term value creation.	Prior-year company and individual performance are two of several factors the Compensation Committee considers when determining the size of the LTI grants for a given year.	Approximately 25% of NEOs’ 2016 LTI grant value was in stock options.
	•	Pay for performance.		Approximately 75% of NEOs’ 2016 LTI grant value was in restricted stock.
	•	Reward NEOs for long- term growth.
	•	Attract, retain and reward NEOs for company and individual performance.

Health and Welfare Benefits - Eligibility to participate in our broad-based health and welfare plans, e.g., health insurance.	•	Identical to benefits provided to all Company employees.	Not directly related to performance. Reflects competitive pay practice.	No significant actions regarding health and welfare benefits in 2016.
	•	Attract, retain and motivate.
Retirement Plans - Eligibility to participate in our broad-based 401(k) plan for all employees.	•	Identical to benefits provided to all company employees.	Not directly related to performance. Reflects competitive pay practice.	No significant actions regarding retirement plans in 2016.
	•	Attract, retain and motivate.
Perquisites - None	•	The Company does not provide any perquisites.	The Company believes existing pay practices are sufficient to attract and retain senior management.	No actions with respect to perquisites in 2016.
COMPENSATION OF THE NAMED EXECUTIVE OFFICERS
As described in this Compensation Discussion and Analysis, the Compensation Committee did not use a formula to determine the Named Executive Officers' salary, bonus and equity awards for 2016. The Compensation Committee made a subjective determination based upon the factors described below with respect to each Named Executive Officer. Each of the factors was considered independently and together as a group, such that the final compensation of the Named Executive Officers was not dependent on any one factor or any specific combination of factors. The Compensation Committee believes that the subjective consideration of these different elements provides the flexibility necessary to make appropriate compensation decisions.

Below is a summary of the individual responsibilities and achievements applicable to each of our NEOs that the Compensation Committee considered when making its determinations with respect to 2016 compensation.
Charles Fabrikant
In determining the fiscal 2016 compensation for Mr. Fabrikant, the Compensation Committee considered the financial and non-financial factors described earlier in this Compensation Discussion and Analysis, as well as the following additional skills:

•	leadership experience, professional experience, ability to teach and train, communication skills and unique combination of business and legal background;

•	development and growth of diverse business units, the divestiture of which has unlocked significant stockholder value;

•	deal-making and transactional skills, particularly his experience with international business transactions;

•	familiarity with sophisticated capital markets and broad asset classes; and

•	experience in developing interrelated businesses, particularly in the shipping, inland river, offshore and energy industries.
For 2016, the Compensation Committee considered Mr. Fabrikant’s role in creating long-term stockholder value by, in particular, successfully completing certain corporate transactions, including the ISH Reorganization, the Litigation Defense and the Equipment Sales.
Matthew Cenac
In determining the fiscal 2016 compensation for Mr. Cenac, the Compensation Committee considered the financial and non-financial factors described earlier in this Compensation Discussion and Analysis, as well as the following:

•	responsibility for managing all financial personnel and supervising reporting and preparation of financial statements;

•
responsibility for internal controls, overseeing information technology, supervising human resources, complying with public reporting requirements and the Sarbanes-Oxley Act, and providing services to the Board and the business units, including development of analytical tools for understanding the operating performance of the different business units of the Company; and

•	his central role in the execution of the Company’s strategic acquisitions and divestitures, which included due diligence, planning and oversight of all of the Company’s 2016 transactions.
Eric Fabrikant
In determining Mr. Fabrikant's compensation for 2016, the Compensation Committee considered the overall performance of the Company and the financial and non-financial factors described earlier in this Compensation Discussion and Analysis. Mr. Fabrikant’s base compensation reflects his skill and experience, including his ability to work productively outside of the United States and manage joint ventures, his experience in acquisitions, his work with fluctuating exchange rates and his understanding of the macro factors that drive the demand for the business unit’s equipment and services.
In determining Mr. Fabrikant's total compensation for the year ending 2016, the Compensation Committee considered Mr. Fabrikant’s contributions with respect to the ISH Reorganization and the Equipment Sales.
John Gellert
In determining Mr. Gellert’s compensation for the year ending 2016, the Compensation Committee considered the Company’s performance, the performance of the Offshore Marine Services division and Mr. Gellert’s oversignt of efforts in managing the business through a very difficult cycle. In evaluating the performance of the Offshore Marine Services division, the Committee considered operating income, earnings before taxes and depreciation, profits and losses from sale of equipment, return on property, plant and equipment using an internal rate of return analysis and also return on corporate equity, success in controlling expenses, success in maintaining a fleet of age and quality consistent with the Company’s strategy, success in managing receivables, creativity in finding new opportunities and contribution to the corporate investment strategy.
In determining Mr. Gellert’s total compensation for the year ending 2016, the Compensation Committee also considered Mr. Gellert’s involvement in the refinancing of the Company’s wind farm utility fleet and the Equipment Sales.
Bruce Weins
In determining Mr. Weins’ compensation for 2016, the Compensation Committee considered the overall performance of the Company and the financial and non-financial factors described earlier in this Compensation Discussion and Analysis. Mr. Weins’ base compensation reflects his skill and experience, including his experience in public reporting and business acquisitions and dispositions, his ability to work productively outside of the United States and participate in the management of various joint ventures, his work with fluctuating exchange rates and his understanding of the macro factors that drive the demand for the business unit’s and joint ventures equipment and services.
In determining Mr. Weins total compensation for the year ending 2016, the Compensation Committee considered Mr. Weins contributions with respect to the ISH Reorganization.
Base Compensation
Base salary levels reflect the experience and skill required for executing the Company’s business strategy and overseeing its businesses and operations. The Compensation Committee places an emphasis on the compensation for the Executive Chairman and Chief Executive Officer to ensure it reflects operating performance and strategic direction. Together with the Executive Chairman and Chief Executive Officer, the Compensation Committee also reviewed the compensation of the other Named Executive Officers and select senior officers to achieve the correct balance of incentives to appropriately reward and retain the Company’s executives and maximize their performance over the long-term.
Base salary is established at levels designed to be consistent with professional and market norms based on relevant experience. The Executive Chairman and Chief Executive Officer assesses senior employees on their progress in meeting individual goals in relation to how well their peers and the entire Company perform.
The Compensation Committee considers the following factors in setting base salaries:

•	the Company’s results and projections for the current fiscal year;

•	conditions in the job market;

•	industry conditions and market compensation levels, generally;

•	job performance and risk in not retaining an individual; and

•	potential for future growth roles within the Company.
Base salary levels for senior managers are also set in recognition of the fact that the Company has no:

•	formal retirement program or severance plans;

•	employment agreements or pre-committed bonuses;

•	perquisites;

•	gross-up provisions; or

•	non-ordinary course benefit plans.
The chart below details the 2016 and 2017 base salaries for our NEOs:
BASE SALARIES

Named Executive Officer	2016 Base Salary	2017 Base Salary
Charles Fabrikant	$700,000	$700,000
Matthew Cenac	450,000	450,000
Eric Fabrikant	450,000	450,000
John Gellert	450,000	450,000
Bruce Weins	245,000	245,000
Annual Bonus

•	Bonus awards are discretionary. Management and the Compensation Committee believe that determining bonuses on a case-by-case basis for each individual is the best approach for the Company.

•
The Compensation Committee, in conjunction with the Executive Chairman and Chief Executive Officer, also evaluated the performance of senior managers in achieving specific initiatives, such as executive corporate transactions and financings, improving safety records, controlling costs, increasing output of work and creativity in performing assigned responsibilities.

•	Performance was reviewed for senior managers in a multi-year context, considering contributions to decisions and strategies initiated in the past that may affect the present.

•
The bonus compensation is paid over three years, 60% in the year awarded (for services in the prior calendar year) and 20% in each of the next two subsequent years. Interest is currently paid on the deferred portion of bonus compensation at the rate of approximately 1.5% per annum. This rate is set and approved by the Compensation Committee. The objective is to establish a retention system that links executives to the outcome of their decisions over a period of years.

•
For 2016, three of our NEOs received their annual bonuses pursuant to the Company’s Management Incentive Plan (the “MIP”). The Company adopted, and the stockholders approved, the MIP under which maximum cash bonuses are based on objective, quantitative performance criteria. Under the terms of the MIP, notwithstanding the achievement of any performance criteria, the Compensation Committee retained and, for 2016, exercised its discretion to reduce all awards under the MIP.

•
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
The chart below details the 2016 annual bonuses for our NEOs, as compared to the amounts paid in respect of 2015 annual bonuses:
ANNUAL BONUS

Named Executive Officer	2016 Annual Bonus	2015 Annual Bonus
Charles Fabrikant	$—	$900,000
Matthew Cenac	260,000	300,000
Eric Fabrikant	240,000	300,000
John Gellert	—	300,000
Bruce Weins	115,000	130,000

Long-term Incentives
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
Stock Options

•
Stock option awards, in any given year, are made in respect of performance during the calendar year immediately preceding the calendar year in which they are made and are priced in four equal installments during the year in which they are made on dates set by the Compensation Committee (such date for each installment, a “Grant Date”).

•
The Compensation Committee has determined that, by pricing stock options four times per year, the exercise prices would more approximately mirror share price levels during the year and reduce the random nature of pricing once per year. The first date is on or about March 4 and the following three dates are established at three-month intervals.

•
In 2017, the Compensation Committee approved stock option awards based on 2016 performance on April 5, and set subsequent quarterly pricing dates on June 4, September 4 and December 4. The stock options vest ratably over four years beginning on March 4, 2018 and ending on March 4, 2021.

•	The option price for each grant is based on the closing price of the Company’s shares on the applicable Grant Date.
Based on the Compensation Committee’s determination, in 2017 the Named Executive Officers were granted the following stock options in respect of 2016:
STOCK OPTIONS

	Annual Option Grant Amount	Vesting on March 4 of each year
Named Executive Officer		2018	2019	2020	2021
Charles Fabrikant	20,000	5,000	5,000	5,000	5,000
Matthew Cenac	—	—	—	—	—
Eric Fabrikant	20,000	5,000	5,000	5,000	5,000
John Gellert	—	—	—	—	—
Bruce Weins	8,000	2,000	2,000	2,000	2,000
Restricted Stock

•
The restricted stock awards granted in 2017 vest ratably over five years, beginning on March 4, 2018 and ending on March 4, 2022. These awards are not reflected in the compensation tables included in this Amendment, because the grants were made in 2017.

Based on the Compensation Committee’s determination or performance achieved during 2016, in 2017 the Named Executive Officers were granted the following amounts of restricted stock in respect of 2016:
RESTRICTED STOCK

	Annual Restricted Stock Grant Amount	Vesting on March 4 of each year
Named Executive Officer		2018	2019	2020	2021	2022
Charles Fabrikant	30,000	6,000	6,000	6,000	6,000	6,000
Matthew Cenac	10,500	2,100	2,100	2,100	2,100	2,100
Eric Fabrikant	14,000	2,800	2,800	2,800	2,800	2,800
John Gellert	13,500	2,700	2,700	2,700	2,700	2,700
Bruce Weins	4,000	800	800	800	800	800
Stock Ownership

•
The Company has no formal policy requiring employees to retain vested restricted stock or options, but it prefers that executive officers maintain ownership and considers executive ownership levels when determining compensation packages.

•	The Compensation Committee annually reviews grant history and dispositions of options and restricted stock to determine if awards serve the purpose of building ownership.

Clawback Policy
The Company has adopted a policy whereby it will seek to recoup compensation paid to NEOs in the event the Company is required to publish a restatement to any of its previously published financial statements as a result of: 1) the material noncompliance of the Company with any applicable financial reporting requirement under the U.S. federal securities laws or 2) the fraud, theft, misappropriation, embezzlement or intentional misconduct by an executive.
Policy Against Pledging and Hedging Company Securities
The Company has adopted policies prohibiting hedging and pledging of Company securities by our directors, senior officers and employees.
Consideration of Risk from Compensation Program
The Compensation Committee considers the impact the compensation program has on the Company’s risk management efforts. The Compensation Committee believes that the Company’s compensation program is structured to provide proper incentives for executives to balance risk and reward appropriately and in accordance with the Company’s risk management philosophy, particularly by having a significant portion of the executives’ compensation vest over a three-to five-year time line. Compensation distributed over a period of years serves to reinforce the benefit of long-term decision-making and the Compensation Committee’s ability to reward decisions that, although they may have a perceived short-term negative effect, serve the Company’s (and our stockholders’) best interests in the long-term. The Company believes that its current compensation policies and practices are not reasonably likely to have a material adverse effect on the Company and do not encourage excessive risk-taking behavior.
Deductibility of Executive Compensation
The Company reviews the total expenses attributed to executive compensation, and the accounting and tax treatment of such programs. The Company addressed the impact of Section 162(m) of the Internal Revenue Code by obtaining stockholder reapproval of the MIP at the Company’s 2014 Annual Meeting and by allowing certain grants under the Share Incentive Plan to qualify as performance-based compensation. The Compensation Committee considers the benefits Section 162(m) of the Internal Revenue Code provides for federal income tax purposes and other relevant factors when determining executive compensation. However, the Compensation Committee may, from time to time, approve compensation that is not deductible under Section 162(m) of the Internal Revenue Code if it determines that it is in the Company’s best interest to do so.
EMPLOYMENT CONTRACTS/TERMINATION OF EMPLOYMENT/CHANGE OF CONTROL
As mentioned above, the Named Executive Officers do not have employment, severance or change-of-control agreements with the Company. During the last fiscal year, the Compensation Committee considered the advisability of implementing a severance policy for a limited number of executives. The Compensation Committee weighed the retentive value of a formal severance policy against the flexibility that its current practices allow for, and ultimately decided not to implement a severance policy in order to preserve its current practice of administering severance benefits on a case-by-case basis.
Certain benefit or incentive plans or arrangements do, however, provide for payments to Named Executive Officers upon a termination of employment or a change in control of the Company. The information in the tables below describes and quantifies certain compensation that would become payable under existing plans and arrangements if a Named Executive Officer’s employment had terminated on December 31, 2016, given the Named Executive Officer’s compensation as of such date and, if applicable, based on the Company’s closing stock price on that date. These benefits are in addition to benefits available generally to salaried employees, such as distributions under the Company’s 401(k) savings plan, disability benefits and accrued vacation pay.
Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different from the amounts disclosed below. Factors that could affect these amounts include the time during the year of any such event and the Company’s stock price.
All outstanding cash bonus payments, stock options and restricted stock are payable or vest upon the death, disability, qualified retirement, termination without “cause” of the employee, or the occurrence of a “change in control” of the Company; however, the outstanding balance is generally forfeited if the employee is terminated with “cause” or resigns without “good reason.” For these purposes, “disability” generally means disability resulting in the Named Executive Officer being unable to perform his job. See Table VI below for the intrinsic value (that is, the value based upon the Company’s stock price, and, in the case of stock options, minus the exercise price) of equity awards that would become exercisable or vested if the Named Executive Officer had died or become disabled as of December 31, 2016.
COMPENSATION TABLES
Table I sets forth certain compensation information for the Company’s Named Executive Officers for the years ended December 31, 2016, 2015 and 2014. Table II sets forth all restricted stock and option awards to such Named Executive Officers in December 31, 2016 and indicates the price at which options were granted during 2016. Table III sets forth all unvested restricted stock awards and all outstanding option awards at 2016, to such Named Executive Officers. Table IV sets forth all vesting of restricted stock awards and exercises of options by the Named Executive Officers during 2016. Table V sets forth non-qualified deferred compensation plan activity during 2016 for such Named Executive Officers. Table VI sets forth payments that would be made to such Named Executive Officers under certain plans or arrangements in the event of a termination of employment or a change in control of the Company.
TABLE I
SUMMARY COMPENSATION TABLE (FISCAL YEARS 2016, 2015 and 2014)
The following table sets forth certain compensation information for the Company’s Named Executive Officers in respect to the fiscal years ended December 31, 2016, 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Charles Fabrikant(3)	2016	700,000	—	1,423,240	854,810	9,275	2,987,325
Executive Chairman and	2015	700,000	900,000	1,589,500	555,047	15,928	3,760,475
Chief Executive Officer	2014	700,000	3,000,000	1,963,940	766,159	29,736	6,459,835

Matthew Cenac(4)	2016	450,000	260,000	487,260	170,962	11,899	1,380,121
Executive Vice President	2015	450,000	300,000	433,500	111,009	11,493	1,306,002
and Chief Financial Officer	2014	362,500	425,000	607,850	129,360	10,363	1,535,073

Eric Fabrikant(5)	2016	450,000	240,000	609,960	341,924	11,696	1,653,580
Co-Chief Operating Officer	2015	450,000	300,000	505,750	185,016	11,493	1,452,259

John Gellert(6)	2016	450,000	—	508,300	170,962	—	1,129,262
Co-Chief Operating Officer	2015	450,000	300,000	1,083,750	351,530	11,493	2,196,773
	2014	450,000	600,000	1,428,320	465,695	11,680	2,955,695

Bruce Weins(7)	2016	245,000	115,000	177,905	102,577	10,435	650,917
Senior Vice President and Chief Accounting Officer	2015	245,000	130,000	216,750	83,257	10,236	685,243
______________________

(1)
Sixty percent (60%) of the annual bonus is paid at the time of the award and the remaining forty percent (40%) is paid in two equal annual installments approximately one and two years after the date of the grant. Interest is currently paid on the deferred portion of bonus compensation at the rate of approximately 1.5% per annum. Any outstanding balance is payable upon the death, disability, qualified retirement, termination without “cause” of the employee, or the occurrence of a “change-in-control” of the Company; however, the outstanding balance is generally forfeited if the employee is terminated with “cause” or resigns without “good reason.”

(2)
The dollar amount of restricted stock and stock options set forth in these columns reflects the aggregate grant date fair value of restricted stock and option awards made during 2016, 2015 and 2014 in accordance with the FASB ASC Topic 718 without regard to forfeitures. Discussion of the policies and assumptions used in the calculation of the grant date fair value are set forth in Notes 1 and 14 of the Consolidated Financial Statements included in the Original Filing.

(3)
“All Other Compensation” for Mr. Fabrikant includes $6,653 and $22,570 in 2015 and 2014, respectively, of interest earned on the second and third installments of bonus payments (see FN1), and $9,275, $9,275 and $7,166 in 2016, 2015 and 2014, respectively, of contributions made by the Company to match pre-tax elective deferral contributions (included under Salary) made under the SEACOR Savings Plan, a defined contribution plan established by the Company, effective July 1, 1994, that meets the requirements of Section 401(k) of the Internal Revenue Code.

(4)
“All Other Compensation” for Mr. Cenac includes $2,624, $2,218 and $3,197 in 2016, 2015 and 2014, respectively, of interest earned on the second and third installments of bonus payments (see FN1), and $9,275, $9,275 and $7,166 in 2016, 2015 and 2014, respectively, of contributions made by the Company to match pre-tax elective deferral contributions (included under Salary) made under the SEACOR Savings Plan as described in (3) above.

(5)
“All Other Compensation” for Mr. Fabrikant includes $2,421 and $2,218 in 2016 and 2015, respectively, of interest earned on the second and third installments of bonus payments (see FN1), and $9,275 and $9,275 in 2016 and 2015, respectively, of contributions made by the Company to match pre-tax elective deferral contributions (included under Salary) made under the SEACOR Savings Plan as described in (3) above.

(6)
“All Other Compensation” for Mr. Gellert includes $2,218 and $4,514 in 2015 and 2014, respectively, of interest earned on the second and third installments of bonus payments (see FN1), and $9,275 and $7,166 in 2015 and 2014, respectively, of contributions made by the Company to match pre-tax elective deferral contributions (included under Salary) made under the SEACOR Savings Plan as described in (3) above.

(7)
“All Other Compensation” for Mr. Weins includes $1,160 and $961 in 2016 and 2015, respectively, of interest earned on the second and third installments of bonus payments (see FN1), and $9,275 and $9,275 in 2016 and 2015, respectively, of contributions made by the Company to match pre-tax elective deferral contributions (included under Salary) made under the SEACOR Savings Plan as described in (3) above.

TABLE II
GRANTS OF PLAN–BASED AWARDS (FISCAL YEAR 2016)
The following table sets forth certain information with respect to grants of share plan-based awards during the year ended December 31, 2016, to each of the Named Executive Officers.

Name	Approval Date	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1)(2) (#)	All Other Option Awards: Number of Securities Underlying Options(3)(4) (#)	Exercise or Base Price of Option Awards ($)	Market Price on Grant Date ($)	Grant Date Fair Value of Stock and Option Awards(5) ($)
Charles Fabrikant	3/4/2016	3/4/2016	28,000			50.83	1,423,240
Executive Chairman	3/4/2016	3/4/2016		12,500	50.83	50.83	188,647
and Chief Executive	3/4/2016	6/4/2016		12,500	57.11	57.11	210,415
Officer	3/4/2016	9/4/2016		12,500	58.88	58.88	209,423
	3/4/2016	12/4/2016		12,500	63.44	63.44	246,325

Matthew Cenac	3/4/2016	3/4/2016	7,000			50.83	355,810
Executive Vice	4/6/2016	4/6/2016	2,500			52.58	131,450
President and Chief	3/4/2016	3/4/2016		2,500	50.83	50.83	37,729
Financial Officer	3/4/2016	6/4/2016		2,500	57.11	57.11	42,083
	3/4/2016	9/4/2016		2,500	58.88	58.88	41,885
	3/4/2016	12/4/2016		2,500	63.44	63.44	49,265

Eric Fabrikant	3/4/2016	3/4/2016	12,000			50.83	609,960
Co-Chief Operating	3/4/2016	3/4/2016		5,000	50.83	50.83	75,459
Officer	3/4/2016	6/4/2016		5,000	57.11	57.11	84,166
	3/4/2016	9/4/2016		5,000	58.88	58.88	83,769
	3/4/2016	12/4/2016		5,000	63.44	63.44	98,530

John Gellert	3/4/2016	3/4/2016	10,000			50.83	508,300
Co-Chief Operating	3/4/2016	3/4/2016		2,500	50.83	50.83	37,729
Officer	3/4/2016	6/4/2016		2,500	57.11	57.11	42,083
	3/4/2016	9/4/2016		2,500	58.88	58.88	41,885
	3/4/2016	12/4/2016		2,500	63.44	63.44	49,265

Bruce Weins	3/4/2016	3/4/2016	3,500			50.83	177,905
Senior Vice President	3/4/2016	3/4/2016		1,500	50.83	50.83	22,638
and Chief Accounting	3/4/2016	6/4/2016		1,500	57.11	57.11	25,250
Officer	3/4/2016	9/4/2016		1,500	58.88	58.88	25,130
	3/4/2016	12/4/2016		1,500	63.44	63.44	29,559
______________________

(1)
The amounts set forth in this column reflect the number of shares of restricted stock granted in 2016. These awards vest in five equal annual installments commencing approximately one year after the date of the award. Restricted stock awards vest immediately upon the death, disability, qualified retirement, termination of the employee by the Company “without cause,” or the occurrence of a “change-in-control” of the Company. If cash dividends are paid by the Company, holders of restricted stock are entitled to receive such dividends whether or not the shares of restricted stock have vested.

(2)
Excludes restricted stock granted in 2017 with respect to 2016 compensation as follows: Mr. Fabrikant – 30,000 shares; Mr. Cenac – 10,500 shares; Mr. E. Fabrikant - 14,000 shares;Mr. Gellert – 13,500 shares; and Mr, Weins – 4,000. These awards were made in respect of 2016 performance.

(3)
Options granted are exercisable in 20% annual increments beginning on April 5, 2017. The options are priced in four equal installments over a one-year period, with the first such installment being priced on the date of grant at an exercise price equal to the market price on that date and the remaining installments being priced quarterly thereafter at a price equal to the closing market price of Common Stock on the date of the pricing. Options not yet exercisable become immediately exercisable upon the death, disability, qualified retirement, termination of the employee by the Company “without cause,” or the occurrence of a “change-in-control” of the Company.

(4)
Excludes stock options granted on April 5, 2017, with respect to 2016 compensation as follows: Mr. Fabrikant – 20,000 shares; Mr. E. Fabrikant - 20,000 shares; and Mr. Weins – 8,000 shares. One-fourth of such options are exercisable at $64.66 and the exercise price of the remainder will be determined based on the closing market price of Common Stock at each of June 4, 2017, September 4, 2017 and December 4, 2017. These awards were made in respect of 2016 performance. Messrs. Cenac and Gellert did not receive a stock option award.

(5)
The dollar amount of restricted stock and stock options set forth in this column reflects the aggregate grant date fair value of restricted stock and option awards in accordance with the FASB ASC Topic 718 without regard to forfeitures. Discussion of the policies and assumptions used in the calculation of the grant date fair value are set forth in Notes 1 and 14 of the Consolidated Financial Statements in the Original Filing.

TABLE III
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2016)
The following table sets forth certain information with respect to outstanding equity awards at December 31, 2016, held by the Named Executive Officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable)(1) (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested(2) ($)
Charles Fabrikant	9,666	—		58.54	3/4/2017	20,400	(3)	1,454,112
Executive Chairman and	9,666	—		57.70	3/4/2017	18,400	(4)	1,311,552
Chief Executive Officer	9,666	—		52.61	3/4/2017	14,400	(5)	1,026,432
	9,666	—		54.76	3/4/2017	10,000	(6)	712,800
	9,666	—		58.15	3/4/2018	5,600	(7)	399,168
	9,666	—		53.15	3/4/2018
	9,666	—		48.65	3/4/2018
	9,666	—		30.26	3/4/2018
	9,666	—		28.44	3/4/2019
	9,666	—		44.96	3/4/2019
	9,666	—		43.11	3/4/2019
	9,666	—		42.42	3/4/2019
	9,666	—		46.19	3/4/2020
	9,666	—		37.18	3/4/2020
	9,666	—		47.35	3/4/2020
	9,666	—		71.62	3/4/2020
	9,666	—		72.45	3/4/2021
	9,666	—		71.35	3/4/2021
	9,666	—		62.01	3/4/2021
	9,666	—		64.22	3/4/2021
	3,866	967	(8)	72.42	3/2/2022
	3,866	967	(8)	62.43	3/2/2022
	3,866	967	(8)	63.72	3/2/2022
	3,866	967	(8)	66.62	3/2/2022
	4,500	3,000	(9)	68.17	3/4/2023
	4,500	3,000	(9)	77.51	3/4/2023
	4,500	3,000	(9)	84.69	3/4/2023
	4,500	3,000	(9)	92.10	3/4/2023
	3,000	4,500	(10)	89.27	3/4/2024
	3,000	4,500	(10)	80.79	3/4/2024
	3,000	4,500	(10)	80.23	3/4/2024
	3,000	4,500	(10)	72.90	3/4/2024
	1,500	6,000	(11)	72.25	3/4/2025
	1,500	6,000	(11)	69.73	3/4/2025
	1,500	6,000	(11)	62.49	3/4/2025
	1,500	6,000	(11)	55.63	3/4/2025

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable)(1) (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested(2) ($)
	—	12,500	(12)	50.83	3/4/2026
	—	12,500	(12)	57.11	3/4/2026
	—	12,500	(12)	58.88	3/4/2026
	—	12,500	(12)	63.44	3/4/2026

Matthew Cenac	194	—		28.41	3/4/2019	5,800	(3)	413,424
Executive Vice President and	194	—		44.95	3/4/2019	400	(13)	28,512
Chief Financial Officer	194	—		43.09	3/4/2019	5,100	(4)	363,528
	194	—		42.40	3/4/2019	400	(14)	28,512
	451	—		46.18	3/4/2020	4,100	(5)	292,248
	451	—		37.16	3/4/2020	400	(15)	28,512
	451	—		47.33	3/4/2020	3,100	(6)	220,968
	1,127	—		71.62	3/4/2020	1,900	(7)	135,432
	1,611	—		72.45	3/4/2021
	1,611	—		71.35	3/4/2021
	1,611	—		62.01	3/4/2021
	1,611	—		64.22	3/4/2021
	1,288	323	(8)	72.42	3/2/2022
	1,288	323	(8)	62.43	3/2/2022
	1,288	323	(8)	63.72	3/2/2022
	1,288	323	(8)	66.62	3/2/2022
	900	600	(9)	68.17	3/4/2023
	900	600	(9)	77.51	3/4/2023
	900	600	(9)	84.69	3/4/2023
	900	600	(9)	92.10	3/4/2023
	500	750	(10)	89.27	3/4/2024
	500	750	(10)	80.79	3/4/2024
	500	750	(10)	80.23	3/4/2024
	500	750	(10)	72.90	3/4/2024
	300	1,200	(11)	72.25	3/4/2025
	300	1,200	(11)	69.73	3/4/2025
	300	1,200	(11)	62.49	3/4/2025
	300	1,200	(11)	55.63	3/4/2025
	—	2,500	(12)	50.83	3/4/2026
	—	2,500	(12)	57.11	3/4/2026
	—	2,500	(12)	58.88	3/4/2026
	—	2,500	(12)	63.44	3/4/2026

Eric Fabrikant	805	—		58.15	3/4/2018	6,000	(3)	427,680
Co-Chief Operating Officer	805	—		53.14	3/4/2018	600	(13)	42,768
	805	—		48.64	3/4/2018	5,400	(4)	384,912

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable)(1) (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested(2) ($)
	805	—		30.24	3/4/2018	600	(14)	42,768
	805	—		28.41	3/4/2019	4,600	(5)	327,888
	805	—		44.95	3/4/2019	600	(15)	42,768
	805	—		43.09	3/4/2019	3,800	(6)	270,864
	805	—		42.40	3/4/2019	2,400	(7)	171,072
	1,127	—		46.18	3/4/2020
	1,127	—		37.16	3/4/2020
	1,127	—		47.33	3/4/2020
	1,127	—		71.62	3/4/2020
	1,127	—		72.45	3/4/2021
	1,127	—		71.35	3/4/2021
	1,127	—		62.01	3/4/2021
	1,127	—		64.22	3/4/2021
	1,030	258	(8)	72.43	3/2/2022
	1,030	258	(8)	62.43	3/2/2022
	1,030	258	(8)	63.71	3/2/2022
	1,030	258	(8)	66.62	3/2/2022
	900	600	(9)	68.17	3/4/2023
	900	600	(9)	77.51	3/4/2023
	900	600	(9)	84.69	3/4/2023
	900	600	(9)	92.10	3/4/2023
	600	900	(10)	89.27	3/4/2024
	600	900	(10)	80.79	3/4/2024
	600	900	(10)	80.23	3/4/2024
	600	900	(10)	72.90	3/4/2024
	500	2,000	(11)	72.25	3/4/2025
	500	2,000	(11)	69.73	3/4/2025
	500	2,000	(11)	62.49	3/4/2025
	500	2,000	(11)	55.63	3/4/2025
	—	5,000	(12)	50.83	3/4/2026
	—	5,000	(12)	57.11	3/4/2026
	—	5,000	(12)	58.88	3/4/2026
	—	5,000	(12)	63.44	3/4/2026

John Gellert	9,666	—		58.54	3/4/2017	12,700	(3)	905,256
Co-Chief Operating Officer	9,666	—		57.70	3/4/2017	11,200	(4)	798,336
	9,666	—		52.61	3/4/2017	8,200	(5)	584,496
	9,666	—		54.76	3/4/2017	5,000	(6)	356,400
	9,666	—		58.15	3/4/2018	2,000	(7)	142,560
	9,666	—		53.15	3/4/2018
	9,666	—		48.65	3/4/2018

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable)(1) (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested(2) ($)
	9,666	—		28.44	3/4/2019
	9,666	—		44.96	3/4/2019
	9,666	—		43.11	3/4/2019
	9,666	—		42.42	3/4/2019
	11,277	—		46.19	3/4/2020
	11,277	—		37.18	3/4/2020
	11,277	—		47.35	3/4/2020
	11,277	—		71.62	3/4/2020
	11,277	—		72.45	3/4/2021
	11,277	—		71.35	3/4/2021
	11,277	—		62.01	3/4/2021
	11,277	—		64.22	3/4/2021
	2,577	645	(8)	72.42	3/2/2022
	2,577	645	(8)	62.43	3/2/2022
	2,577	645	(8)	63.72	3/2/2022
	2,577	645	(8)	66.62	3/2/2022
	3,000	2,000	(9)	68.17	3/4/2023
	3,000	2,000	(9)	77.51	3/4/2023
	3,000	2,000	(9)	84.69	3/4/2023
	3,000	2,000	(9)	92.10	3/4/2023
	1,800	2,700	(10)	89.27	3/4/2024
	1,800	2,700	(10)	80.79	3/4/2024
	1,800	2,700	(10)	80.23	3/4/2024
	1,800	2,700	(10)	72.90	3/4/2024
	950	3,800	(11)	72.25	3/4/2025
	950	3,800	(11)	69.73	3/4/2025
	950	3,800	(11)	62.49	3/4/2025
	950	3,800	(11)	55.63	3/4/2025
	—	2,500	(12)	50.83	3/4/2026
	—	2,500	(12)	57.11	3/4/2026
	—	2,500	(12)	58.88	3/4/2026
	—	2,500	(12)	63.44	3/4/2026

Bruce Weins	96	—		46.15	3/4/2020	2,670	(3)	190,318
Senior Vice President and Chief	96	—		37.13	3/4/2020	2,330	(4)	166,082
Accounting Officer	96	—		47.31	3/4/2020	1,850	(5)	131,868
	96	—		71.62	3/4/2020	1,300	(6)	92,664
	387	—		72.45	3/4/2021	700	(7)	49,896
	387	—		71.35	3/4/2021
	387	—		62.01	3/4/2021
	387	—		64.22	3/4/2021

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable)(1) (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units that Have Not Vested(2) ($)
	386	194	(8)	72.43	3/2/2022
	386	194	(8)	62.43	3/2/2022
	386	194	(8)	63.71	3/2/2022
	386	194	(8)	66.62	3/2/2022
	400	400	(9)	68.17	3/4/2023
	400	400	(9)	77.51	3/4/2023
	600	400	(9)	84.69	3/4/2023
	600	400	(9)	92.10	3/4/2023
	440	660	(10)	89.27	3/4/2024
	440	660	(10)	80.79	3/4/2024
	440	660	(10)	80.23	3/4/2024
	440	660	(10)	72.90	3/4/2024
	225	900	(11)	72.25	3/4/2025
	225	900	(11)	69.73	3/4/2025
	225	900	(11)	62.49	3/4/2025
	225	900	(11)	55.63	3/4/2025
	—	1,500	(12)	50.83	3/4/2026
	—	1,500	(12)	57.11	3/4/2026
	—	1,500	(12)	58.88	3/4/2026
	—	1,500	(12)	63.44	3/4/2026
______________________

(1)	Options vest incrementally at a rate of one-fifth per year.

(2)	The amounts set forth in this column equal the number of shares of restricted stock indicated multiplied by the closing price of the Company’s common stock on December 30, 2016, which was $71.28.

(3)	These shares vested on March 4, 2017.

(4)	These shares will vest on March 4, 2018, assuming continued employment or directorship with the Company.

(5)	These shares will vest on March 4, 2019, assuming continued employment or directorship with the Company.

(6)	These shares will vest on March 4, 2020, assuming continued employment or directorship with the Company.

(7)	These shares will vest on March 4, 2021, assuming continued employment or directorship with the Company.

(8)	These options vested on March 4, 2017.

(9)	These options will vest in substantially equal proportions on March 4 of 2017 and 2018, assuming continued employment or directorship with the Company.

(10)	These options will vest in substantially equal proportions on March 4 of 2017, 2018 and 2019, assuming continued employment or directorship with the Company.

(11)	These options will vest in substantially equal proportions on March 4 of 2017, 2018, 2019 and 2020, assuming continued employment or directorship with the Company.

(12)	These options will vest in substantially equal proportions on March 4 of 2017, 2018, 2019, 2020 and 2021, assuming continued employment or directorship with the Company.

(13)	These shares will vest on May 27, 2017.

(14)	These shares will vest on May 27, 2018, assuming continued employment or directorship with the Company.

(15)	These shares will vest on May 27, 2019, assuming continued employment or directorship with the Company.

TABLE IV
OPTION EXERCISES AND STOCK VESTED (FISCAL YEAR 2016)
The following table sets forth certain information with respect to the number of options that the Named Executive Officers exercised in 2016 and the value realized from the vesting of restricted stock awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Charles Fabrikant	9,666	70,028	24,800	1,260,584
Executive Chairman and Chief Executive Officer
Matthew Cenac	—	—	5,000	256,694
Executive Vice President and Chief Financial Officer
Eric Fabrikant	—	—	4,700	242,717
Co-Chief Operating Officer
John Gellert	9,666	65,350	14,700	747,201
Co-Chief Operating Officer
Bruce Weins	—	—	2,330	118,434
Senior Vice President and Chief Accounting Officer
______________________

(1)	The value realized on the exercise of stock options is based on the difference between the exercise price and the market price on the date of exercise.

(2)	The value realized on vesting is determined by multiplying the number of shares vesting by the market price at the close of business on the date of vesting.

TABLE V
NON-QUALIFIED DEFERRED COMPENSATION (FISCAL YEAR 2016)
A non-qualified deferred compensation plan (the “Deferred Compensation Plan”) was established by the Company in 2005 and provides non-employee directors and a select group of highly compensated employees (including the Named Executive Officers) the ability to defer receipt of up to 75% of their cash base salary and up to 100% of their cash bonus for each fiscal year. Each participant’s compensation deferrals are credited to a bookkeeping account and, subject to certain restrictions, each participant may elect to have their cash deferrals in such account indexed against one or more investment options, solely for purposes of determining amounts payable for earnings or losses under the Deferred Compensation Plan (the Company is not obligated to actually invest any deferred amounts in the selected investment options). Participants may receive a distribution of deferred amounts, plus any earnings thereon (or less any losses), on a date specified by the participant or, if earlier, upon a separation from service or upon a change of control. All distributions to participants following a separation from service must be in the form of a lump sum, except if such separation qualifies as “retirement” under the terms of the Deferred Compensation Plan, in which case it may be paid in installments if previously elected by the participant. Distributions to “Key Employees” upon a separation from service (other than due to death) will not commence until at least six months after the separation from service. Participants are always 100% vested in the amounts that they contribute to their Deferred Compensation Plan accounts. The Company, at its option, may contribute amounts to participants’ accounts, which may be subject to vesting requirements.
The following table sets forth for the Named Executive Officers certain information as of December 31, 2016, and for the year then ended with respect to the Deferred Compensation Plan.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year End ($)
Charles Fabrikant	—	—	—	—	—
Executive Chairman and Chief Executive Officer
Matthew Cenac	—	—	—	—	—
Executive Vice President and Chief Financial Officer
Eric Fabrikant	—	—	—	—	—
Co-Chief Operating Officer
John Gellert	—	—	1,589	—	19,590
Co-Chief Operating Officer
Bruce Weins	—	—	1,508	—	20,163
Senior Vice President and Chief Accounting Officer

TABLE VI
POTENTIAL PAYMENTS UPON DEATH, DISABILITY, QUALIFIED RETIREMENT,
TERMINATION WITHOUT CAUSE OR A CHANGE OF CONTROL
The following table sets forth cash bonus payments and the acceleration of stock options and restricted stock upon the death, disability, qualified retirement, termination without “cause” of the employee, or the occurrence of a “change-in-control” as of December 31, 2016.

Name	Bonus Awards(1) ($)	Option Awards(2) ($)	Stock Awards(3) ($)	Total ($)
Charles Fabrikant	993,070	871,395	4,904,064	6,768,529
Executive Chairman and Chief Executive Officer
Matthew Cenac	474,048	177,010	1,511,136	2,162,194
Executive Vice President and Chief Financial Officer
Eric Fabrikant	521,445	333,585	1,710,720	2,565,750
Co-Chief Operating Officer
John Gellert	247,825	255,722	2,787,048	3,290,595
Co-Chief Operating Officer
Bruce Weins	198,591	111,015	630,828	940,434
Senior Vice President and Chief Accounting Officer
______________________

(1)
As described in footnote 1 to Table I, sixty percent (60%) of a bonus is paid at the time of the award and the remaining forty percent (40%) is paid in two equal annual installments approximately one and two years after the date of the award. The amount in this table represents the total of all remaining annual installments and any accrued interest yet to be paid as of December 31, 2016.

(2)
The dollar amount in this column reflects the accumulated value based on the difference between the strike prices and the closing price of the Common Stock on December 30, 2016, which was $71.28, for unvested options that would accelerate upon the death, disability, qualified retirement or termination without “cause” of the employee, or the occurrence of a “change in control.” Unvested options to purchase Common Stock with strike prices greater than $71.28 were excluded.

(3)
The dollar amount in this column reflects the closing price of the Common Stock on December 31, 2016, which was $71.28, for unvested shares that would accelerate upon the death, disability, qualified retirement or termination without “cause” of the employee, or the occurrence of a “change in control.”

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the management of the Company and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.
The foregoing report is respectfully submitted by the Compensation Committee.
David R. Berz (Co-Chairman)
Pierre De Demandolx
Andrew Morse
R. Christopher Regan (Co-Chairman)
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
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table sets forth information regarding beneficial ownership of the Company’s Common Stock by all persons (including any “group” as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who were known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock as of April 24, 2017, other than the Company’s executive officers and directors.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
BlackRock, Inc.(2) 55 East 52nd Street New York, New York 10055	1,902,713	10.84%
Dimensional Fund Advisors LP(3) Building One 6300 Bee Cave Road Austin, Texas 78746	1,467,960	8.36%
Royce & Associates, LLC(4) 745 Fifth Avenue New York, New York 10151	1,478,740	8.43%
T. Rowe Price Associates, Inc.(5) 100 E. Pratt Street Baltimore, Maryland 21202	2,765,877	15.76%
The Vanguard Group(6) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	1,407,207	8.02%
Wellington Management Group LLP(7) c/o Wellington Management Company LLP 280 Congress Street Boston, Massachusetts 02210	1,821,028	10.38%
______________________

(1)
The information contained in the table reflects “beneficial ownership” of Common Stock within the meaning of Rule 13d-3 under the Exchange Act. Unless otherwise indicated, all shares of Common Stock are held directly with sole voting and dispositive power. Beneficial ownership information reflected in the table above included shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days after April 24, 2017.

(2)
According to a Schedule 13G amendment filed with the SEC on January 17, 2017, by BlackRock, Inc. (“BlackRock”), BlackRock has sole voting power with respect to 1,863,091 shares of Common Stock and sole dispositive power with respect to 1,902,713 shares of Common Stock as of December 31, 2016. BlackRock serves as a parent holding company and, for purposes of the reporting requirements of the Exchange Act, may be deemed to beneficially own 1,902,713 shares of Common Stock. Various persons have the right to receive, or the power to direct, the receipt of dividends from, or the proceeds from the sale of, such shares of Common Stock. No one person’s interest in such shares of Common Stock is more than 5% of the total Common Stock outstanding. BlackRock Fund Advisors, a subsidiary of BlackRock, is identified in the Schedule 13G as beneficially owning 5% or more of the Common Stock.

(3)
According to a Schedule 13G amendment filed with the SEC on February 9, 2017, by Dimensional Fund Advisors LP (“Dimensional”), Dimensional has sole voting power with respect to 1,442,213 shares of Common Stock and sole dispositive power with respect to 1,467,960 shares of Common Stock as of December 31, 2016. Dimensional is an investment adviser and furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional or its subsidiaries may possess voting and/or investment power over the shares of Common Stock owned by the Funds, and may be deemed to be the beneficial owner of the shares of Common Stock held by the Funds. However, all of the Common Stock reported in the Schedule 13G amendment is owned by the Funds and Dimensional disclaims beneficial ownership of all such securities. The Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Common Stock held in their respective accounts. No one Fund’s interest in such shares of Common Stock is more than 5% of the total Common Stock outstanding.

(4)
According to a Schedule 13G amendment filed with the SEC on January 18, 2017 by Royce & Associates, LLC (“Royce”), Royce has sole dispositive and sole voting power over 1,478,740 shares of Common Stock as of December 31, 2016. Royce serves as an investment adviser and, for purposes of the reporting requirements of the Exchange Act, may be deemed to beneficially own 1,478,740 shares of Common Stock.

(5)
According to a Schedule 13G amendment filed with the SEC on February 7, 2017 by T. Rowe Price Associates, Inc. (“Price Associates”), Price Associates has sole voting power with respect to 455,851 shares of Common Stock and sole dispositive power over 2,765,877 shares of Common Stock as of December 31, 2016. These shares are owned by various individual and institutional investors, for which Price Associates serves as an investment adviser and, for purposes of the reporting requirements of the Exchange Act, may be deemed to beneficially own 2,765,877 shares of Common Stock; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such shares. Price Associates does not serve as custodian of the assets of any of its clients; accordingly, in each instance only the client or the client’s custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, the Common Stock. The ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, the Common Stock, is vested in the individual and institutional clients which Price Associates serves as an investment adviser. Any and all discretionary authority which has been delegated to Price Associates may be revoked in whole or in part at any time. Not more than 5% of the shares of Common Stock is owned by any one client subject to the investment advice of Price Associates. With respect to the Common Stock owned by any one of the registered investment companies sponsored by Price Associates which it also serves as investment adviser (the “T. Rowe Price Funds”), only the custodian for each of such T. Rowe Price Funds, has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. No other person is known to have such right, except that the shareholders of each such T. Rowe Price Fund participate proportionately in any dividends and distributions so paid. According to the above-mentioned Schedule 13G amendment, which Price Associates jointly filed with T.Rowe Price Mid-Cap Value Fund, Inc. (“T. Rowe Mid Cap”), T. Rowe Mid-Cap has sole voting power with respect to 972,097 shares of Common Stock and has no dispositive power over any shares of Common Stock as of December 31, 2016.

(6)
According to a Schedule 13G amendment filed with the SEC on February 13, 2017 by The Vanguard Group (“Vanguard”), Vanguard has sole voting power with respect to 19,122 shares of Common Stock, shared voting power with respect to 2,711 shares of Common Stock, sole dispositive power with respect to 1,386,230 shares of Common Stock and shared dispositive power with respect to 20,977 shares of Common Stock as of December 31, 2016. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 18,266 shares of the Common Stock as a result of its serving as an investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 3,567 shares of the Common Stock as a result of its serving as investment manager of Australian investment offerings. Vanguard may be deemed to beneficially own 1,407,207 shares of Common Stock.

(7)
According to a Schedule 13G amendment filed with the SEC on February 9, 2017 by Wellington Management Group LLP (“Wellington”), Wellington has shared voting power with respect to 1,290,353 shares of Common Stock and shared dispositive power with respect to 1,821,028 shares of Common Stock as of December 31, 2016. Wellington serves as an investment adviser and, for purposes of the reporting requirements of the Exchange Act, may be deemed to beneficially own 1,821,028 shares of Common Stock, which are held of record by clients of Wellington. Various persons have the right to receive, or the power to direct, the receipt of dividends from, or the proceeds from the sale of, such shares of Common Stock. No one person’s interest in such shares of Common Stock is more than 5% of the total Common Stock outstanding.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS
The following table sets forth information regarding beneficial ownership of our Common Stock by: (i) each current director of the Company; (ii) each Named Executive Officer (as defined herein) of the Company as noted above in Item 11; and (iii) all current directors and executive officers of the Company as a group. Except where otherwise indicated in the footnotes to the table, all beneficial ownership information set forth below is as of April 24, 2017.

Name and Address(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Charles Fabrikant(3)	1,304,616	7.33%
David Berz(4)	11,675	*
Matthew Cenac(5)	67,419	*
Pierre de Demandolx(6)	29,081	*
Eric Fabrikant(7)	89,812	*
John Gellert(8)	370,664	2.09%
Bill Long(9)	4,268	*
Oivind Lorentzen(10)	271,753	1.54%
Andrew R. Morse(11)	61,027	*
R. Christopher Regan(12)	41,445	*
David Schizer(13)	8,750	*
Bruce Weins(14)	24,899	*
All current directors and executive officers as a group (11 persons)(15)	2,285,409	12.49%
______________________

*	Less than 1.0%.

(1)	Unless otherwise indicated, the address of each of the persons whose name appears in the table above is: c/o SEACOR Holdings Inc., 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316.

(2)
The information contained in the table above reflects “beneficial ownership” of Common Stock within the meaning of Rule 13d-3 under the Exchange Act. Unless otherwise indicated, all shares of Common Stock are held directly with sole voting and dispositive power. Beneficial ownership information reflected in the table above includes shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days after April 24, 2017.

(3)
Includes 583,071 shares of Common Stock that Mr. Fabrikant may be deemed to own through his interest in, control of or relationship with (i) Fabrikant International Corporation (“FIC”), of which he is President, the record owner of 348,529 shares of Common Stock; (ii) VSS Holding Corporation, of which he is President and sole stockholder, the record owner of 85,000 shares of Common Stock; (iii) the Sara J. Fabrikant 2012 GST Exempt Trust, of which he is a trustee, the record owner of 12,000 shares of Common Stock; (iv) Sara Fabrikant, his wife, the record owner of 14,826 shares of Common Stock; (v) the Estate of Elaine Fabrikant, over which he is the executor, the record owner of 18,995 shares of Common Stock; (vi) the Charles Fabrikant 2012 GST Exempt Trust, of which his wife is a trustee, the record holder of 60,000 shares of Common Stock; (vii) the Harlan Saroken 2009 Family Trust, of which his wife is a trustee, the record holder of 800 shares of Common Stock; (viii) the Eric Fabrikant 2009 Family Trust, of which his wife is a trustee, the record owner of 800 shares of Common Stock; and (ix) the Charles Fabrikant 2009 Family Trust, of which he is a trustee, the record owner of 42,121 shares of Common Stock; and includes 78,400 shares of restricted stock over which Mr. Fabrikant exercises sole voting power and 237,988 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of April 24, 2017.

(4)	Includes 9,750 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of April 24, 2017.

(5)
Includes 25,900 shares of restricted stock over which Mr. Cenac exercises sole voting power and 28,344 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of April 24, 2017.

(6)	Includes 12,000 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of April 24, 2017.

(7)
Includes 5,137 shares of Common Stock that Mr. Fabrikant may be deemed to own through his interest in, and control of, EBF Holdings LLC; and includes 32,000 shares of restricted stock over which Mr. Fabrikant exercises sole voting power and 37,008 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of April 24, 2017.

(8)
Includes 96,969 shares of Common Stock that Mr. Gellert may be deemed to own through his interest in, and control of (i) JMG GST LLC, of which he is the Manager, the record owner of 44,915 shares of Common Stock, (ii) JMG Assets, LLC, of which he is the Manager, the record owner of 13,458 shares of Common Stock, (iii) MEG Assets LLC, of which he is the Manager, the record owner of 31,041 shares of Common Stock and (iv) MCG Assets LLC, of which he is the Manager, the record owner of 7,555 shares of Common Stock; and includes 39,900 shares of restricted stock over which Mr. Gellert exercises sole voting power and 207,166 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of April 24, 2017.

(9)
Includes 3,600 shares of restricted stock over which Mr. Long exercises sole voting power and 399 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of April 24, 2017.

(10)
Includes 12,800 shares of restricted stock over which Mr. Lorentzen exercises sole voting power, 32,500 shares of Common Stock that Mr. Lorentzen may be deemed to own through various trusts held for his children and 121,460 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of April 24, 2017.

(11)	Includes 35,196 shares of Common Stock issuable upon the exercise of options that are exercisable or will become exercisable within 60 days of April 24, 2017.

(12)
Includes 5,095 shares of Common Stock that Mr. Regan may be deemed to own through various trusts held for his children and 35,196 shares of Common Stock issuable upon the exercise of options that are exercisable or will become exercisable within 60 days of April 24, 2017.

(13)	Includes 7,500 shares of Common Stock issuable upon the exercise of options that are exercisable or will become exercisable within 60 days of April 24, 2017.

(14)
Includes 10,180 shares of restricted stock over which Mr. Weins exercises sole voting power and 12,692 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of April 24, 2017.

(15)
The number of shares of our Common Stock owned by all current directors and executive officers includes 744,699 shares of Common Stock issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after April 24, 2017.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2016 regarding shares of the common stock to be issued upon exercise and the weighted-average exercise price of all outstanding options, warrants and rights granted under the Company’s equity compensation plans as well as the number of shares available for issuance under such plans. No equity compensation plans have been adopted without the approval of the Company’s stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
Equity compensation plans approved by security holders	1,639,865	$63.09	522,341
Equity compensation plans not approved by security holders	—	—	—
______________________

(1)
Includes 50,111 shares and 472,230 shares available for issuance in accordance with the Company’s 2009 Employee Stock Purchase Plan (“ESPP”) and 2014 Share Incentive Plan, respectively. On February 28, 2017, the Company issued 14,624 shares from the ESPP upon the completion of its most recent offering period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions Policy
The Company has established a written policy for the review and approval or ratification of transactions with Related Parties (the “Related Party Transactions Policy”) to assist it in reviewing transactions in excess of $120,000 (“Transactions”) involving the Company and its subsidiaries and Related Persons (as defined below). Examples include, among other things, sales, purchases or transfers of real or personal property, use of property or equipment by lease or otherwise, services received or furnished, borrowing or lending (including guarantees), and employment by the Company of an immediate family member of a Related Person or a change in the material terms or conditions of employment of such an individual.
The Related Party Transactions Policy supplements the Company’s other conflict of interest policies set forth in the Company’s Corporate Governance Guidelines, its Code of Business Conduct and Ethics and its other internal procedures. A summary description of the Related Party Transactions Policy is set forth below.
For purposes of the Related Party Transactions Policy, a Related Person includes the Company’s directors, director nominees and executive officers since the beginning of the Company’s last fiscal year, beneficial owners of 5% or more of any class of the Company’s voting securities and members of their respective Immediate Family (as defined in the Policy).
The Related Party Transactions Policy provides that Transactions since the beginning of the last fiscal year must be approved or ratified by the Board. The Board has delegated to the Audit Committee the review and, when appropriate, approval or ratification of Transactions. Upon the presentation of a proposed Transaction, the Related Person is excused from participation and voting on the matter. In approving, ratifying or rejecting a Transaction, the Audit Committee will consider such information as it deems important to conclude if the transaction is fair and reasonable to the Company.
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

The following arrangements will not generally give rise to Transactions with a Related Person for purposes of the Related Party Transactions Policy given their nature, size and/or degree of significance to the Company:

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
Certain Relationships and Related Transactions
The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Companies controlled by Mr. Fabrikant, the Executive Chairman and Chief Executive Officer of SEACOR, and trusts for the benefit of Mr. Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. In the years ended December 31, 2016, 2015 and 2014, Mr. Fabrikant and his affiliates earned $0.8 million, $1.3 million and $1.7 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.2 million, respectively, in management fees to the Company). As of December 31, 2016 and 2015, the Company owed Mr. Fabrikant and his affiliates $0.5 million and $0.6 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates participate in the barge pools on the same terms and conditions as other pool participants who are unrelated to the Company.
In December 2014 and January 2015, Mr Fabrikant, Mr. Oivind Lorentzen, SEACOR’s former CEO, and Mr. Gellert invested in newly-formed limited liability companies that acquired limited partnership interests in SEACOR OSV Partners I LP (“OSV Partners”) from two limited partners of OSV Partners that are not affiliated with the Company and wished to dispose of their interests. Messrs. Fabrikant, Lorentzen and Gellert each invested $0.2 million in the aggregate in the newly formed limited liability companies. The aggregate interests of OSV Partners acquired indirectly by Messrs. Fabrikant, Lorentzen and Gellert represent 1.7% of the limited partnership interests of OSV Partners. Certain subsidiaries of SEACOR own 30.4% of OSV Partners’ limited partnership interests and the balance of such interests are owned by unaffiliated third parties. The general partner of OSV Partners is a joint venture managed by a subsidiary of SEACOR and an unaffiliated third party.
Mr. Fabrikant is a director of Diamond Offshore Drilling, Inc. (“Diamond”), which is also a customer of the Company. The total amount earned from business conducted with Diamond did not exceed $5.0 million in any of the years ended December 31, 2016, 2015 and 2014.
Mr. Fabrikant is also a director and the non-executive Chairman of the Company’s former aviation division, Era Group Inc. (“Era Group”), which is also a customer of the Company. On January 31, 2013, the Company completed the spin-off of Era Group (the “Era Spin-off”) by means of a dividend to SEACOR’s shareholders of all the issued and outstanding common stock of Era Group. The Company has provided certain transition services to Era Group related to the Era Spin-off and the total amount earned from business conducted with Era Group, including transition services provided, did not exceed $5.0 million during the year ended December 31, 2016. The Company ceased providing transition services to Era Group in June 2015.
Eric Fabrikant, son of Mr. Charles Fabrikant, the Executive Chairman and Chief Executive Officer, is the Co-Chief Operating Officer of the Company with oversight of Transportation Services, Witt O’Brien’s and CLEANCOR Energy Solutions. Eric Fabrikant served as Vice President of the Company from May 2009 through February 2015. In addition, Mr. Fabrikant is an officer and/or director of certain SEACOR subsidiaries.
Director Independence
The Board has adopted standards for determination of director independence in compliance with the Corporate Governance Listing Standards of the NYSE. A copy of the Director Independence - Categorical Standards is available to holders of the Company’s Common Stock free of charge on the Company’s website at www.seacorholdings.com under the link chain “Investors - Corporate Governance – Governance Documents.” A director is deemed independent if the Nominating and Corporate Governance Committee and the Board find that the director is independent under the NYSE’s governance standards and the additional standards approved by the Board, which go beyond those required by the NYSE. The Board evaluates the facts and circumstances of each director candidate to determine independence. For a director to be deemed independent, the Board must conclude that a director does not have any relationship that is likely to impair his or her ability to act independently.

The Board has affirmatively determined that each member of the Board meets the Company’s independence standards with the exception of Mr. Fabrikant (because he is the current Chief Executive Officer of the Company) and Mr. Lorentzen (because he was the Chief Executive Officer of the Company until February 19, 2015).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm Fee Information
Fees for professional services provided by Ernst & Young for the years ended December 31 were as follows:

	2016	2015
Audit Fees	$4,723,625	$2,704,418
Audit-Related Fees	33,995	254,445
Tax Fees	72,733	95,219
Total	$4,830,353	$3,054,082
Audit Fees represent fees for professional services provided in connection with the audit of the Company’s financial statements, reporting on management’s assertions regarding internal controls over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act, review of the Company’s quarterly financial statements, and services provided in connection with other statutory or regulatory filings. Audit-Related Fees represent fees for professional services provided in consulting on interpretations and application of FASB pronouncements and SEC regulations. Tax Fees represent fees for services in connection with the preparation and filing of tax returns in jurisdictions outside the United States. All Other Fees primarily include labor law certification services provided to the Company’s foreign subsidiaries in accordance with local requirements.
The Audit Committee has determined that the provision of the services described above is compatible with maintaining the independence of Ernst & Young. All of the services described in the foregoing table were approved in conformity with the Audit Committee’s pre-approval process.
Pre-approval Policy for Services of Independent Registered Public Accounting Firm. The Audit Committee’s policy is to pre-approve all audit services, audit-related services and other services permitted by law provided by the independent registered public accounting firm. In accordance with that policy, the Audit Committee annually reviews and approves a list of specific services and categories of services, including audit, audit related, tax, and other permitted services, for the current or upcoming fiscal year, subject to specified terms and cost levels. Any service not included in the approved list of services or any modification to previously approved services, including changes in fees, must be specifically pre-approved by the Audit Committee. Where proposed additions or modifications relate to tax and all other non-audit services to be provided by the independent registered public accounting firm, the Audit Committee may delegate the responsibility of pre-approval to the Chair of the Audit Committee. To ensure prompt handling of unforeseeable or unexpected matters that arise between Audit Committee meetings, the Audit Committee has delegated authority to its Chair, and/or to such other members of the Audit Committee that the Chair may designate, to review and if appropriate approve in advance, any request by the independent registered public accounting firm to provide tax and/or all other non-audit services.

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

10.29+***	Compensation Arrangements for the Executive Officers
10.30+***	Compensation of Non-Employee Directors
21.1***	List of Registrant’s Subsidiaries.
23.1***	Consent of Independent Registered Certified Public Accounting Firm.
31.1***	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2***	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.3	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.4	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1***	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

Exhibit Number	Description
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

***	Filed with Original Filing.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to it annual report on Form 10-K for the fiscal year ended December 31, 2016, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

By:	/s/ MATTHEW CENAC
Matthew Cenac, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 1, 2017

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

10.29+***	Compensation Arrangements for the Executive Officers
10.30+***	Compensation of Non-Employee Directors
21.1***	List of Registrant’s Subsidiaries.
23.1***	Consent of Independent Registered Certified Public Accounting Firm.
31.1***	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2***	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.3	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.4	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1***	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

***	Filed with Original Filing