Form 10-Q
period 2017-03-31
SEACOR HOLDINGS INC /NEW/
filed 2017-05-09
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017              or

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of May 5, 2017 was 17,549,991. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$418,903	$399,644
Restricted cash	4,065	3,711
Marketable securities	98,189	116,276
Receivables:
Trade, net of allowance for doubtful accounts of $9,935 and $8,347 in 2017 and 2016, respectively	131,292	162,880
Other	65,227	56,287
Inventories	19,385	16,773
Prepaid expenses and other	8,998	7,230
Total current assets	746,059	762,801
Property and Equipment:
Historical cost	2,482,651	2,194,023
Accumulated depreciation	(1,020,009)	(1,008,867)
	1,462,642	1,185,156
Construction in progress	224,809	370,512
Net property and equipment	1,687,451	1,555,668
Investments, at Equity, and Advances to 50% or Less Owned Companies	297,162	313,772
Construction Reserve Funds	147,955	153,962
Goodwill	32,787	32,758
Intangible Assets, Net	19,519	20,078
Other Assets	24,045	23,282
	$2,954,978	$2,862,321
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$364,583	$183,602
Accounts payable and accrued expenses	66,749	90,702
Other current liabilities	103,088	95,645
Total current liabilities	534,420	369,949
Long-Term Debt	733,214	848,771
Exchange Option Liability on Subsidiary Convertible Senior Notes	16,809	19,436
Deferred Income Taxes	311,949	288,601
Deferred Gains and Other Liabilities	131,717	139,296
Total liabilities	1,728,109	1,666,053
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 38,039,909 and 37,939,032 shares issued in 2017 and 2016, respectively	380	379
Additional paid-in capital	1,527,460	1,518,635
Retained earnings	914,806	910,723
Shares held in treasury of 20,634,001 and 20,538,327 in 2017 and 2016, respectively, at cost	(1,364,172)	(1,357,331)
Accumulated other comprehensive loss, net of tax	(11,024)	(11,514)
	1,067,450	1,060,892
Noncontrolling interests in subsidiaries	159,419	135,376
Total equity	1,226,869	1,196,268
	$2,954,978	$2,862,321

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except share data, unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Revenues	$190,447	$213,928
Costs and Expenses:
Operating	143,964	157,468
Administrative and general	35,427	35,704
Depreciation and amortization	30,397	30,989
	209,788	224,161
Gains on Asset Dispositions and Impairments, Net	4,631	217
Operating Loss	(14,710)	(10,016)
Other Income (Expense):
Interest income	2,813	5,593
Interest expense	(13,474)	(11,935)
Debt extinguishment gains, net	—	3,223
Marketable security gains (losses), net	32,574	(25,096)
Derivative gains, net	3,075	2,620
Foreign currency gains, net	1,210	37
Other, net	194	268
	26,392	(25,290)
Income (Loss) Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	11,682	(35,306)
Income Tax Expense (Benefit)	1,572	(14,831)
Income (Loss) Before Equity in Earnings (Losses) of 50% or Less Owned Companies	10,110	(20,475)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	546	(49)
Net Income (Loss)	10,656	(20,524)
Net Income attributable to Noncontrolling Interests in Subsidiaries	6,573	6,662
Net Income (Loss) attributable to SEACOR Holdings Inc.	$4,083	$(27,186)

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$0.24	$(1.62)

Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$0.24	$(1.62)

Weighted Average Common Shares Outstanding:
Basic	17,074,043	16,817,368
Diluted	17,363,839	16,817,368

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
Net Income (Loss)	$10,656	$(20,524)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	664	(1,868)
Derivative losses on cash flow hedges	(9)	(1,830)
Reclassification of derivative losses on cash flow hedges to interest expense	12	—
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	190	224
Other	(7)	(5)
	850	(3,479)
Income tax benefit (expense)	(264)	1,154
	586	(2,325)
Comprehensive Income (Loss)	11,242	(22,849)
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	6,669	6,481
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	$4,573	$(29,330)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2016	$379	$1,518,635	$910,723	$(1,357,331)	$(11,514)	$135,376	$1,196,268
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	728	—	—	728
Exercise of stock options	1	5,611	—	—	—	—	5,612
Director stock awards	—	43	—	—	—	—	43
Purchase of treasury shares	—	—	—	(7,569)	—	—	(7,569)
Amortization of share awards	—	3,171	—	—	—	—	3,171
Consolidation of 50% or less owned companies	—	—	—	—	—	17,374	17,374
Net income	—	—	4,083	—	—	6,573	10,656
Other comprehensive income	—	—	—	—	490	96	586
Three Months Ended March 31, 2017	$380	$1,527,460	$914,806	$(1,364,172)	$(11,024)	$159,419	$1,226,869

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
Net Cash Provided by Operating Activities	$82,653	$42,446
Cash Flows from Investing Activities:
Purchases of property and equipment	(77,617)	(47,436)
Cash settlements on derivative transactions, net	(324)	—
Proceeds from disposition of property and equipment	8,337	246
Investments in and advances to 50% or less owned companies	(8,428)	(7,953)
Return of investments and advances from 50% or less owned companies	7,352	1,136
Net repayments on revolving credit line to 50% or less owned companies	—	3,394
Cash assumed on consolidation of 50% or less owned companies	1,943	—
(Issuances of) payments received on third party leases and notes receivable, net	(709)	2,023
Net increase in restricted cash	(354)	—
Net decrease in construction reserve funds	6,007	58
Net cash used in investing activities	(63,793)	(48,532)
Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(16,065)	(32,647)
Proceeds from issuance of long-term debt, net of issue costs	17,390	12,373
Purchase of conversion option in convertible debt	—	(1,382)
Common stock acquired for treasury	(7,569)	(2,396)
Proceeds and tax benefits from share award plans	6,340	442
Distributions to noncontrolling interests	—	(3,698)
Net cash provided by (used in) financing activities	96	(27,308)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	303	(142)
Net Increase (Decrease) in Cash and Cash Equivalents	19,259	(33,536)
Cash and Cash Equivalents, Beginning of Period	399,644	530,009
Cash and Cash Equivalents, End of Period	$418,903	$496,473

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The condensed consolidated financial information for the three months ended March 31, 2017 and 2016 has been prepared by the Company and has not been audited by its independent registered certified public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of March 31, 2017, its results of operations for the three months ended March 31, 2017 and 2016, its comprehensive income (loss) for the three months ended March 31, 2017 and 2016, its changes in equity for the three months ended March 31, 2017, and its cash flows for the three months ended March 31, 2017 and 2016. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the "Company" refers to SEACOR Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to "SEACOR" refers to SEACOR Holdings Inc without its consolidated subsidiaries. Capitalized terms used and not specifically defined herein have the same meaning given those terms in the Company's Annual report on Form 10-K for the year ended December 31, 2016.
Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met. Deferred revenues, included in other current liabilities in the accompanying condensed consolidated balance sheets, for the three months ended March 31 were as follows (in thousands):

	2017	2016
Balance at beginning of period	$6,953	$6,953
Revenues deferred during the period	1,536	—
Balance at end of period	$8,489	$6,953
As of March 31, 2017, deferred revenues of $6.8 million related to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the “Conveyance”) in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to May 19, 2012 are subject to creditors’ claims in bankruptcy court. The Company will recognize revenues when reasonably assured of a judgment in its favor. All costs and expenses related to these charters were recognized as incurred.
As of March 31, 2017, deferred revenues of $1.5 million related to the time charter of an offshore support vessel to a customer for which collection was not reasonably assured. The Company will recognize revenues when collected or when collection is reasonably assured. All costs and expenses related to this charter were recognized as incurred.
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

As of March 31, 2017, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the three months ended March 31, 2017, capitalized interest totaled $3.0 million.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the three months ended March 31, 2017 and 2016, the Company recognized impairment charges of $0.4 million and $0.4 million, respectively, related to long-lived assets held for use.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the three months ended March 31, 2017 and 2016, the Company did not recognize any impairment charges related to its 50% or less owned companies.
Income Taxes. During the three months ended March 31, 2017, the Company’s effective income tax rate of 13.5% was primarily due to taxes not provided on income attributable to noncontrolling interests (see Note 8).

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

	2017	2016
Balance at beginning of period	$116,333	$135,909
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(5,676)	(5,658)
Amortization of deferred gains included in gains (losses) on asset dispositions and impairments, net	(604)	(623)
Other	—	(1,707)
Balance at end of period	$110,053	$127,921
Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Holdings Inc. Stockholders’ Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Other Comprehensive Income
December 31, 2016	$(11,593)	$75	$4	$(11,514)	$(1,613)	$(17)	$3
Other comprehensive income (loss)	582	177	(5)	754	82	16	(2)	$850
Income tax (expense) benefit	(204)	(62)	2	(264)	—	—	—	(264)
Three Months Ended March 31, 2017	$(11,215)	$190	$1	$(11,024)	$(1,531)	$(1)	$1	$586
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

Computations of basic and diluted earnings (loss) per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended March 31,
	Net Income (Loss) Attributable to SEACOR	Average O/S Shares	Per Share
2017
Basic Weighted Average Common Shares Outstanding	$4,083	17,074,043	$0.24
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	289,796
Convertible Notes(2)	—	—
Diluted Weighted Average Common Shares Outstanding	$4,083	17,363,839	$0.24
2016
Basic Weighted Average Common Shares Outstanding	$(27,186)	16,817,368	$(1.62)
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	—
Convertible Notes(3)	—	—
Diluted Weighted Average Common Shares Outstanding	$(27,186)	16,817,368	$(1.62)
______________________

(1)
For the three months ended March 31, 2017 and 2016, diluted earnings (loss) per common share of SEACOR excluded 903,720 and 1,997,822, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the three months ended March 31, 2017, diluted earnings per common share of SEACOR excluded 1,885,772 common shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes, 1,825,326 common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes and 2,243,500 common shares issuable pursuant to the Company’s 3.75% Subsidiary Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

(3)
For the three months ended March 31, 2016, diluted loss per common share of SEACOR excluded 3,379,393 common shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes, 1,825,326 common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes and 2,243,500 common shares issuable pursuant to the Company’s 3.75% Subsidiary Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

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
During the three months ended March 31, 2017, capital expenditures and payments on fair value hedges were $77.9 million. Equipment deliveries during the three months ended March 31, 2017 included three fast support vessels, one inland river towboat, one U.S.-flag product tanker and one U.S.-flag harbor tug.
During the three months ended March 31, 2017, the Company sold two liftboats, two offshore support vessels previously retired and removed from service (one anchor handling towing supply vessel and one specialty vessel) and other property and equipment for net proceeds of $8.8 million ($8.3 million in cash and $0.5 million of previously received deposits) and gains of $4.8 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $0.6 million. The Company also recognized a loss of $0.4 million related to the total loss of one inland river specialty barge.

3.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
MexMar. MexMar owns and operates 15 offshore support vessels in Mexico. During the three months ended March 31, 2017, the Company and its partner each received capital distributions of $7.4 million from MexMar.
Falcon Global. Falcon Global was formed to construct and operate two foreign-flag liftboats. During the three months ended March 31, 2017, the Company and its partner each contributed additional capital of $0.4 million in cash and the Company made working capital advances of $2.0 million in cash. In March 2017, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement. The Company has consolidated Falcon Global’s net assets effective March 31, 2017 as follows (in thousands):

2017
Cash	$1,943
Marketable securities	785
Trade and other receivables	(291)
Investments, at Equity, and Advances to 50% or Less Owned Companies	(19,374)
Property and Equipment	96,000
Accounts payable	3,201
Other current liabilities	1,153
Long-Term Debt	58,335
Other Liabilities	(1,000)
Noncontrolling interests in subsidiaries	17,374

Sea-Cat Crewzer II. On April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer II through the acquisition of its partners 50% ownership interest for $11.3 million in cash.
Sea-Cat Crewzer. On April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer through the acquisition of its partners 50% ownership interest for $4.4 million in cash.
SCFCo. SCFCo was established to operate inland river towboats and inland river dry-cargo barges on the Parana-Paraguay Rivers in South America and a terminal facility at Port Ibicuy, Argentina. During the three months ended March 31, 2017, the Company and its partner each made working capital advances of $0.5 million in cash to SCFCo and converted $2.5 million of loans to capital. As of March 31, 2017, the Company had outstanding loans and working capital advances to SCFCo of $29.2 million.
Trailer Bridge. Trailer Bridge is an operator of U.S.-flag deck and RORO barges and provides marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. The Company provides secured financing to Trailer Bridge and, during the three months ended March 31, 2017, the Company provided advances of $2.0 million on the secured financing. As of March 31, 2017, the outstanding amount on the secured financing was $5.9 million, inclusive of accrued and unpaid interest.
SeaJon. SeaJon owns an articulated tug-barge operating in the Great Lakes trade. During the three months ended March 31, 2017, the Company received dividends of $0.8 million.
VA&E. VA&E primarily focuses on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product. The Company provides an uncommitted credit facility of up to $3.5 million and a subordinated loan of $3.5 million. During the three months ended March 31, 2017, VA&E borrowed $3.5 million on the credit facility. As of March 31, 2017, the outstanding balance on the credit facility and subordinated loan was $7.2 million including accrued and unpaid interest.
Guarantees. The Company has guaranteed the payment of amounts owed under a vessel charter and banking facilities by certain of its 50% or less owned companies. As of March 31, 2017, the total amount guaranteed by the Company under these arrangements was $27.2 million. In addition, as of March 31, 2017, the Company had uncalled capital commitments to two of its 50% or less owned companies totaling $1.8 million.

4.	LONG-TERM DEBT
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire SEACOR’s common stock, par value $0.01 per share (“Common Stock”), 7.375% Senior Notes, 3.0% Convertible Senior Notes, and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of March 31, 2017, the Company’s repurchase authority for the Securities was $147.0 million.
As of March 31, 2017, the remaining principal amount outstanding of the Company’s 2.5% Convertible Senior Notes of $157.1 million and the principal amount of the Company’s 3.75% Subsidiary Convertible Senior Notes of $175.0 million are included in current liabilities as the holders may require the Company to repurchase these notes on December 19, 2017 and January 11, 2018, respectively.
Falcon Global Term Loan Facility. On August 3, 2015, Falcon Global entered into a term loan facility to finance the construction of two foreign-flag liftboats. The facility consists of two tranches: (i) a $62.5 million facility to fund the construction costs of the liftboats (“Tranche A”) and (ii) a $18.0 million facility for certain project costs (“Tranche B”). Borrowings under the facility bear interest at variable rates based on LIBOR plus a margin ranging from 2.5% to 2.9%, or an average rate of 3.97% as of March 31, 2017. The facility is secured by the liftboats and is repayable over a five year period beginning the earlier of either six months after completion of the construction of the liftboats or June 30, 2017 and matures no later than June 30, 2022. In March 2017, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement. The Company has consolidated Falcon Global’s debt under this facility of $58.3 million, net of issue costs of $1.0 million, effective March 31, 2017 (See Note 3). Subsequent to March 31, 2017, the Tranche B facility was canceled prior to any funding.
SEA-Vista Credit Facility. During the three months ended March 31, 2017, SEA-Vista borrowed $14.0 million and repaid $13.9 million on the Revolving Loan and made scheduled repayments of $0.9 million on the Term A-1 Loan. As of March 31, 2017, SEA-Vista had $13.9 million of remaining borrowing capacity under this facility. Subsequent to March 31, 2017, SEA-Vista borrowed $13.9 million on the Revolving Loan.

ICP Revolving Credit Facility. As of March 31, 2017, ICP had $14.5 million of borrowing capacity under this facility.
Other. During the three months ended March 31, 2017, the Company borrowed $3.4 million and made scheduled payments on other long-term debt of $1.3 million. As of March 31, 2017, the Company had $3.2 million of borrowing capacity under these facilities. As of March 31, 2017, the Company had outstanding letters of credit totaling $26.2 million with various expiration dates through 2019 and other labor and performance guarantees of $1.3 million.

5.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of March 31, 2017 were as follows (in thousands):

	Derivative Asset(1)	Derivative Liability(2)
Derivatives designated as hedging instruments:
Forward currency exchange contracts (fair value hedges)	$—	$143
Interest rate swap agreements (cash flow hedges)	—	4

Derivatives not designated as hedging instruments:
Exchange option liability on subsidiary convertible senior notes	—	16,809
Forward currency exchange, option and future contracts	206	—
Interest rate swap agreements	—	327
Exchange traded commodity swap, option and future contracts	753	61
	$959	$17,344
______________________

(1)	Included in other receivables in the accompanying condensed consolidated balance sheets.

(2)	Included in other current liabilities in the accompanying condensed consolidated balance sheets, except for the exchange option liability on subsidiary convertible senior notes.
Fair Value Hedges. From time to time, the Company may designate certain of its foreign currency exchange contracts as fair value hedges in respect of capital commitments denominated in foreign currencies. By entering into these foreign currency exchange contracts, the Company may fix a portion of its capital commitments denominated in foreign currencies in U.S. dollars to protect against currency fluctuations. As of March 31, 2017, the Company had euro denominated forward currency exchange contracts designated as fair value hedges with an aggregate U.S. dollar equivalent of $1.9 million. During the three months ended March 31, 2017, the Company recognized immaterial gains on these contracts which was included as a decrease to the corresponding hedged equipment included in construction in progress in the accompanying condensed consolidated balance sheets.
Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized immaterial losses on derivative instruments designated as cash flow hedges during the three months ended March 31, 2017. As of March 31, 2017, the interest rate swaps held by the Company and its 50% or less owned companies were as follows:

•
The Company had two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03)% on the aggregate notional value of €15.0 million ($16.0 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value.

•
MexMar had five interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.10% on the aggregate amortized notional value of $120.6 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Sea-Cat Crewzer II had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer II to pay a fixed rate of interest of 1.52% on the amortized notional value of $22.7 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Sea-Cat Crewzer had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer to pay a fixed rate of interest of 1.52% on the amortized notional value of $20.1 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
SeaJon had an interest rate swap agreement maturing in 2017 that calls for SeaJon to pay a fixed interest rate of 2.79% on the amortized notional value of $29.7 million and receive a variable interest rate based on LIBOR on the amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the three months ended March 31 as follows (in thousands):

	2017	2016
Exchange option liability on subsidiary convertible senior notes	$2,628	$(136)
Options on equities and equity indices	—	2,904
Forward currency exchange, option and future contracts	113	45
Interest rate swap agreements	—	(6)
Exchange traded commodity swap, option and future contracts	334	(187)
	$3,075	$2,620
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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of March 31, 2017, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $1.9 million. As of March 31, 2017, the fair market value of the outstanding forward currency option contracts was an unrealized gain of $0.1 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.
The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of March 31, 2017, the interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•
The Company had an interest rate swap agreement maturing in 2022 that calls for the Company to pay a fixed interest rate of 2.06% on the amortized notional value of $60.9 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
OSV Partners had two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% on the aggregate amortized notional value of $36.8 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Dynamic Offshore had an interest rate swap agreement maturing in 2018 that calls for Dynamic Offshore to pay a fixed interest rate of 1.30% on the amortized notional value of $71.5 million and receive a variable interest rate based on LIBOR on the amortized notional value.

The Company enters and settles exchange traded commodity swap, option and future contracts (primarily corn, ethanol and natural gas) to protect its raw material and finished goods inventory balances from market changes. As of March 31, 2017, the net market exposure to these commodities under these contracts was not material.

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

The Company’s financial assets and liabilities as of March 31, 2017 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$98,189	$—	$—
Derivative instruments (included in other receivables)	753	206	—
Construction reserve funds	147,955	—	—
LIABILITIES
Short sale of marketable securities(1) (included in other current liabilities)	$1,720	$—	$—
Derivative instruments (included in other current liabilities)	61	474	—
Exchange option liability on subsidiary convertible senior notes	—	—	16,809
______________________

(1)
Marketable security gains (losses), net include unrealized gains of $20.8 million and unrealized losses of $21.5 million for the three months ended March 31, 2017 and 2016, respectively, related to marketable security positions held by the Company as of March 31, 2017.

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
The significant unobservable input used in the fair value measurement is the probability assessment of a SMHI Spin-off. Holding the observable inputs constant, an increase in the probability of a SMHI Spin-off to 100% would result in no value being assigned to the exchange option liability. The significant observable inputs used in the fair value measurement as of March 31, 2017 were not materially different from those as of December 31, 2016. For the three months ended March 31, 2017, the estimated fair value of the exchange option liability decreased by $2.6 million primarily as a result of the decrease in the price of Common Stock.
The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2017 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$422,968	$422,968	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,432	see below
Notes receivable from third parties (included in other receivables and other assets)	13,061	see below
LIABILITIES
Long-term debt, including current portion(1)	$1,097,797	$—	$1,119,711	$—
______________________

(1)	The estimated fair value includes the embedded conversion options on the Company’s 2.5% and 3.0% Convertible Senior Notes.
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

The Company’s other assets and liabilities that were measured at fair value during the three months ended March 31, 2017 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Investments, at equity, and advances to 50% or less owned companies	$—	$—	$17,374
Investments, at equity, and advances in 50% or less owned companies. During the three months ended March 31, 2017, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement (see Note 3). Upon the change in control, the Company marked its investment in Falcon Global to fair value. Falcon Global’s primary assets consist of two newly constructed foreign-flag liftboats. The estimated fair value of the liftboats was the primary input used by the Company in determining the fair value of its investment based on a third-party valuation using significant inputs that are unobservable in the market and therefore are considered a Level 3 fair value measurement. Due to limited market transactions, the primary valuation methodology applied by the appraisers was an estimated cost approach less economic obsolescence based on utilization and rates per day worked trending over the prior year in the Middle East region where the vessels are intended to operate.

7.	STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Securities through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of March 31, 2017, the Company’s repurchase authority for the Securities was $147.0 million.
During the three months ended March 31, 2017, the Company purchased 110,298 shares of Common Stock for treasury for an aggregate purchase price of $7.6 million from its employees to cover their tax withholding obligations related to share award transactions. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorization granted by SEACOR’s Board of Directors.

8.	NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests			March 31, 2017	December 31, 2016
Offshore Marine Services:
Falcon Global	50%			$17,374	$—
Windcat Workboats	25%			5,158	5,266
Other	1.8%			280	277
Inland River Services:
Other	3.0%	–	51.8%	977	980
Shipping Services:
SEA-Vista	49%			112,458	106,054
Illinois Corn Processing	30%			23,021	22,647
Other	5.0%	–	14.6%	151	152
				$159,419	$135,376
Falcon Global. Falcon Global owns and operates two foreign-flag liftboats. In March 2017, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement. As a consequence, the Company has consolidated Falcon Global’s net assets of $34.7 million as of March 31, 2017 (see Note 3).

Windcat Workboats. Windcat Workboats owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. As of March 31, 2017, the net assets of Windcat Workboats were $20.6 million. During the three months ended March 31, 2017, the net loss of Windcat Workboats was $0.8 million, of which $0.2 million was attributable to noncontrolling interests. During the three months ended March 31, 2016, the net loss of Windcat Workboats was $2.5 million, of which $0.6 million was attributable to noncontrolling interests.
SEA-Vista. SEA-Vista owns and operates the Company’s fleet of U.S.-flag product tankers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products. As of March 31, 2017, the net assets of SEA-Vista were $229.5 million. During the three months ended March 31, 2017, the net income of SEA-Vista was $13.1 million, of which $6.4 million was attributable to noncontrolling interests. During the three months ended March 31, 2016, the net income of SEA-Vista was $13.9 million, of which $6.8 million was attributable to noncontrolling interests.
Illinois Corn Processing. ICP owns and operates an alcohol manufacturing, storage and distribution facility located in Pekin, IL. As of March 31, 2017, the net assets of ICP were $76.7 million. During the three months ended March 31, 2017, the net income of ICP was $1.3 million, of which $0.4 million was attributable to noncontrolling interests. During the three months ended March 31, 2016, the net income of ICP was $1.4 million, of which $0.4 million was attributable to noncontrolling interests.

9.	MULTI-EMPLOYER PENSION PLANS
AMOPP. During the three months ended March 31, 2017, the Company received notification from the AMOPP that the Company’s withdrawal liability as of September 30, 2016 was $28.6 million based on an actuarial valuation performed as of that date. That liability may change in future years based on various factors, primarily employee census. As of March 31, 2017, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
10.    SHARE BASED COMPENSATION
Transactions in connection with the Company’s share based compensation plans during the three months ended March 31, 2017 were as follows:

Director stock awards granted	750
Employee Stock Purchase Plan (“ESPP”) shares issued	14,624
Restricted stock awards granted	—
Restricted stock awards canceled	—
Stock Option Activities:
Outstanding as of December 31, 2016	1,639,865
Granted	—
Exercised	(100,127)
Forfeited	—
Expired	—
Outstanding as of March 31, 2017	1,539,738
Shares available for future grants and ESPP purchases as of March 31, 2017	506,967

11.	COMMITMENTS AND CONTINGENCIES
The Company's capital commitments as of March 31, 2017 by year of expected payment were as follows (in thousands):

	2017	2018	2019	2020	Total
Offshore Marine Services	$13,817	$53,050	$13,183	$1,800	$81,850
Shipping Services	13,893	—	—	—	13,893
Inland River Services	20,465	—	—	—	20,465
Illinois Corn Processing	1,762	375	—	—	2,137
	$49,937	$53,425	$13,183	$1,800	$118,345

Offshore Marine Services' capital commitments included six fast support vessels, three supply vessels and one wind farm utility vessel. These commitments included $15.4 million for one supply vessel that may be assumed by a third party at their option. Shipping Services’ capital commitments included one U.S.-flag chemical and petroleum articulated tug-barge, two U.S.-flag harbor tugs and two foreign-flag harbor tugs. Inland River Services’ capital commitments included two inland river towboats, one 30,000 barrel inland river liquid tank barge and other equipment and improvements. Subsequent to March 31, 2017, the Company committed to purchase additional equipment for $9.7 million.
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
As noted above, various civil actions concerning the Deepwater Horizon clean-up have been consolidated with the MDL, although a number of them have been dismissed or otherwise resolved. A summary of those that remain pending is as follows. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, in the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.) (the “Jambon Action”). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. The Jambon Action remains stayed. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.) (the “Fitzgerald Action”), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. While the decedent in the Fitzgerald Action’s claims against ORM and NRC were dismissed by virtue of the Remaining Eleven Plaintiffs’ Dismissal Order, the claim as against the Company remains stayed. The Company continues to evaluate the impact of the B3 Dismissal Order, the Remaining Eleven Plaintiffs’ Dismissal Order, and other developments in the MDL, including the settlements discussed below, on these individual actions. Following a status conference with the Court on February 17, 2017, the Court issued several new pretrial orders in connection with the remaining claims in the MDL. Plaintiffs’ submissions in connection with these pretrial orders will continue until May 3, 2017, with defense reporting to the Court to follow. The Company is unable to estimate the potential exposure, if any, resulting from these matters, to the extent they remain viable, but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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

12.    SEGMENT INFORMATION
The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Witt O’Brien’s ’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2017
Operating Revenues:
External customers	34,281	42,036	67,639	38,385	7,990	116	—	190,447
Intersegment	23	633	—	—	18	—	(674)	—
	34,304	42,669	67,639	38,385	8,008	116	(674)	190,447
Costs and Expenses:
Operating	33,379	32,569	37,354	36,101	5,372	—	(811)	143,964
Administrative and general	11,826	3,792	7,088	746	3,219	154	8,602	35,427
Depreciation and amortization	12,503	6,592	9,161	1,175	202	—	764	30,397
	57,708	42,953	53,603	38,022	8,793	154	8,555	209,788
Gains (Losses) on Asset Dispositions and Impairments, Net	4,819	233	(421)	—	—	—	—	4,631
Operating Income (Loss)	(18,585)	(51)	13,615	363	(785)	(38)	(9,229)	(14,710)
Other Income (Expense):
Derivative gains (losses), net	(89)	—	—	334	—	—	2,830	3,075
Foreign currency gains (losses), net	(189)	1,368	(5)	—	10	—	26	1,210
Other, net	(1)	—	(362)	615	—	(300)	242	194
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	438	(2,378)	1,036	—	157	1,293	—	546
Segment Profit (Loss)	(18,426)	(1,061)	14,284	1,312	(618)	955
Other Income (Expense) not included in Segment Profit (Loss)								21,913
Less Equity Earnings included in Segment Profit (Loss)								(546)
Income Before Taxes and Equity Earnings								11,682

Capital Expenditures	10,143	12,819	52,619	664	35	—	1,337	77,617

As of March 31, 2017
Property and Equipment:
Historical cost	1,089,176	433,382	872,285	56,756	1,559	—	29,493	2,482,651
Accumulated depreciation	(534,522)	(173,249)	(267,163)	(24,864)	(1,262)	—	(18,949)	(1,020,009)
	554,654	260,133	605,122	31,892	297	—	10,544	1,462,642
Construction in progress	83,710	12,014	127,734	1,317	34	—	—	224,809
Net property and equipment	638,364	272,147	732,856	33,209	331	—	10,544	1,687,451
Investments, at Equity, and Advances to 50% or Less Owned Companies	114,767	68,193	54,514	—	758	58,930	—	297,162
Inventories	3,421	1,812	1,086	12,913	153	—	—	19,385
Goodwill	—	2,429	1,852	—	28,506	—	—	32,787
Intangible Assets	—	11,642	—	—	7,877	—	—	19,519
Other current and long-term assets, excluding cash and near cash assets(3)	66,225	57,575	23,999	8,578	17,665	11,988	43,532	229,562
Segment Assets	822,777	413,798	814,307	54,700	55,290	70,918
Cash and near cash assets(3)								669,112
Total Assets								2,954,978
______________________

(1)	Operating revenues includes $35.7 million of tangible product sales and operating expenses includes $33.4 million of costs of goods sold.

(2)	Inventories includes raw materials of $1.8 million and work in process of $1.5 million.

(3)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities and construction reserve funds.

	Offshore Marine Services $’000	Inland River Services $’000	Shipping Services $’000	ICP(1)(2) $’000	Witt O’Brien’s ’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2016
Operating Revenues:
External customers	59,853	39,028	57,055	49,609	8,248	135	—	213,928
Intersegment	26	586	—	—	36	—	(648)	—
	59,879	39,614	57,055	49,609	8,284	135	(648)	213,928
Costs and Expenses:
Operating	48,850	30,118	27,234	46,289	5,805	—	(828)	157,468
Administrative and general	12,398	3,912	6,918	656	3,973	250	7,597	35,704
Depreciation and amortization	14,838	7,137	6,562	1,053	455	—	944	30,989
	76,086	41,167	40,714	47,998	10,233	250	7,713	224,161
Gains (Losses) on Asset Dispositions and Impairments, Net	(380)	605	(6)	—	(2)	—	—	217
Operating Income (Loss)	(16,587)	(948)	16,335	1,611	(1,951)	(115)	(8,361)	(10,016)
Other Income (Expense):
Derivative gains (losses), net	2,898	—	—	(187)	—	—	(91)	2,620
Foreign currency gains (losses), net	(1,560)	1,437	(3)	—	(26)	(1)	190	37
Other, net	265	—	1	—	—	—	2	268
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,161	(2,778)	26	—	86	456	—	(49)
Segment Profit (Loss)	(12,823)	(2,289)	16,359	1,424	(1,891)	340
Other Income (Expense) not included in Segment Profit (Loss)								(28,215)
Less Equity Earnings included in Segment Profit (Loss)								49
Loss Before Taxes and Equity Earnings (Losses)								(35,306)

Capital Expenditures	20,907	1,970	23,894	686	—	—	(21)	47,436

As of March 31, 2016
Property and Equipment:
Historical cost	1,099,063	379,310	451,347	51,341	3,053	—	31,091	2,015,205
Accumulated depreciation	(557,968)	(148,779)	(240,652)	(20,443)	(2,613)	—	(15,593)	(986,048)
	541,095	230,531	210,695	30,898	440	—	15,498	1,029,157
Construction in progress	117,809	9,136	357,296	2,031	—	—	(1,800)	484,472
Held for sale equipment	—	86,332	—	—	—	—	—	86,332
Net property and equipment	658,904	325,999	567,991	32,929	440	—	13,698	1,599,961
Investments, at Equity, and Advances to 50% or Less Owned Companies	135,406	79,478	63,365	—	460	55,661	—	334,370
Inventories	3,199	1,268	544	13,325	95	—	—	18,431
Goodwill	—	2,400	1,852	—	48,124	—	—	52,376
Intangible Assets	1,017	5,744	—	—	18,989	—	—	25,750
Other current and long-term assets, excluding cash and near cash assets(3)	93,050	45,383	26,319	7,969	18,933	14,591	12,037	218,282
Segment Assets	891,576	460,272	660,071	54,223	87,041	70,252
Cash and near cash assets(3)								862,717
Total Assets								3,111,887
______________________

(1)	Operating revenues includes $46.6 million of tangible product sales and operating expenses includes $43.3 million of costs of goods sold.

(2)	Inventories includes raw materials of $2.5 million and work in process of $1.5 million.

(3)	Cash and near cash assets includes cash, cash equivalents, marketable securities and construction reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this Form 10-Q as well as in other reports, materials and oral statements that the Company releases from time to time constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements. Actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including decreased demand and loss of revenues as a result of a decline in the price of oil and resulting decrease in capital spending by oil and gas companies, an oversupply of newly built offshore support vessels, additional safety and certification requirements for drilling activities in the U.S. Gulf of Mexico and delayed approval of applications for such activities, the possibility of U.S. government implemented moratoriums directing operators to cease certain drilling activities in the U.S. Gulf of Mexico and any extension of such moratoriums, weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels in response to a decline in the price of oil, an oversupply of newly built offshore support vessels, increased government legislation and regulation of the Company’s businesses could increase cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with the provision of emergency response services, including the Company’s involvement in response to the oil spill as a result of the sinking of the Deepwater Horizon in April 2010, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, including as a result of the recent vote in the U.K. to leave the European Union, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services and Shipping Services, decreased demand for Shipping Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations and economic sanctions, the dependence of Offshore Marine Services, Inland River Services, Shipping Services and Illinois Corn Processing on several key customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Shipping Acts on the amount of foreign ownership of the Company’s Common Stock, operational risks of Offshore Marine Services, Inland River Services and Shipping Services, effects of adverse weather conditions and seasonality, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors on Inland River Services’ operations, the effect of the spread between the input costs of corn and natural gas compared with the price of alcohol and distillers grains on Illinois Corn Processing’s operations, adequacy of insurance coverage ,the ability to remediate the material weaknesses the Company has identified in its internal controls over financial reporting, the attraction and retention of qualified personnel by the Company, and various other matters and factors, many of which are beyond the Company’s control as well as those discussed in Item 1A (Risk Factors) of the Company’s Annual report on Form 10-K and other reports filed by the Company with the SEC. It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its filings with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (if any). These statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995.
Overview
The Company’s operations are divided into five main business segments – Offshore Marine Services, Inland River Services, Shipping Services, Illinois Corn Processing and Witt O’Brien’s. The Company also has activities that are referred to and described under Other that primarily includes lending and leasing activities and noncontrolling investments in various other businesses.

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
Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) ended March 31, 2017 compared with the three months (“Prior Year Quarter”) ended March 31, 2016. See “Item 1. Financial Statements—Note 12. Segment Information” included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the meaning given to those terms used in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Offshore Marine Services

	Three Months Ended March 31,
	2017		2016
	$’000%		$’000%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	3,821	11	11,954	20
Africa, primarily West Africa	6,039	18	11,045	18
Middle East and Asia	6,700	19	12,238	21
Brazil, Mexico, Central and South America	1,218	4	3,234	5
Europe, primarily North Sea	16,526	48	21,408	36
	34,304	100	59,879	100
Costs and Expenses:
Operating:
Personnel	16,791	49	27,558	46
Repairs and maintenance	3,595	10	6,294	11
Drydocking	3,067	9	3,703	6
Insurance and loss reserves	1,559	5	1,878	3
Fuel, lubes and supplies	2,342	7	3,097	5
Leased-in equipment	3,591	10	4,382	7
Other	2,434	7	1,938	3
	33,379	97	48,850	81
Administrative and general	11,826	35	12,398	21
Depreciation and amortization	12,503	36	14,838	25
	57,708	168	76,086	127
Gains (Losses) on Asset Dispositions and Impairments, Net	4,819	14	(380)	(1)
Operating Loss	(18,585)	(54)	(16,587)	(28)
Other Income (Expense):
Derivative gains (losses), net	(89)	—	2,898	5
Foreign currency losses, net	(189)	(1)	(1,560)	(2)
Other, net	(1)	—	265	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	438	1	2,161	4
Segment Loss(1)	(18,426)	(54)	(12,823)	(21)
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Charter Arrangement. The table below sets forth, for the periods indicated, operating revenues by charter arrangement.

	Three Months Ended March 31,
	2017		2016
	$’000%		$’000%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	2,995	9	11,042	18
Africa, primarily West Africa	5,847	17	11,139	19
Middle East and Asia	5,823	17	8,153	14
Brazil, Mexico, Central and South America	—	—	196	—
Europe, primarily North Sea	16,065	47	21,043	35
Total time charter	30,730	90	51,573	86
Bareboat charter	1,143	3	2,652	5
Other marine services	2,431	7	5,654	9
	34,304	100	59,879	100
Impairments. The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews our cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of March 31, 2017, 39 of 136 owned and leased-in vessels were cold-stacked worldwide, and six had been retired and removed from service.
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
The Company’s estimates of undiscounted cash flows are highly subjective as future utilization and rates per day worked are uncertain, including the timing of an estimated market recovery in the offshore oil and gas markets and the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, changes in the Company’s expectations on future cash flows may result in it recognizing additional impairment charges related to the Company’s long-lived assets in future periods.

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

	Three Months Ended March 31,
	2017	2016
Rates Per Day Worked:
Anchor handling towing supply	$13,341	$21,719
Fast support	7,417	7,587
Supply	11,707	6,484
Standby safety	8,131	9,564
Specialty	—	12,403
Liftboats	9,782	15,150
Overall Average Rates Per Day Worked (excluding wind farm utility)	8,272	10,545
Wind farm utility	2,005	2,419
Overall Average Rates Per Day Worked	5,726	7,915
Utilization:
Anchor handling towing supply	15%	47%
Fast support	44%	68%
Supply	20%	37%
Standby safety	80%	79%
Specialty	—%	45%
Liftboats	1%	5%
Overall Fleet Utilization (excluding wind farm utility)	38%	52%
Wind farm utility	65%	65%
Overall Fleet Utilization	46%	56%
Available Days:
Anchor handling towing supply	1,260	1,365
Fast support	3,212	2,093
Supply	630	1,179
Standby safety	1,800	2,184
Specialty	270	273
Liftboats	1,265	1,365
Overall Fleet Available Days (excluding wind farm utility)	8,437	8,459
Wind farm utility	3,330	3,245
Overall Fleet Available Days	11,767	11,704
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $25.6 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $20.8 million lower in the Current Year Quarter compared with the Prior Year Quarter.
Excluding the contribution of the wind farm utility vessels, fleet utilization was 38% in the Current Year Quarter compared with 52% in the Prior Year Quarter, and average rates per day worked were $8,272 in the Current Year Quarter compared with $10,545 in the Prior Year Quarter, a decrease of $2,273 per day or 22%. The number of days available for charter was 8,437 in the Current Year Quarter compared with 8,459 in the Prior Year Quarter, a 22 day reduction.

In the U.S. Gulf of Mexico, time charter revenues were $8.0 million lower in the Current Year Quarter compared with the Prior Year Quarter due to reduced utilization as a consequence of cold-stacking vessels. Time charter revenues were $7.2 million lower for the anchor handling towing supply vessels, $0.9 million lower for the liftboat fleet and $0.1 million higher for the fast support vessels. As of March 31, 2017, the Company had 35 of 44 owned and leased-in vessels (ten anchor handling towing supply, 16 fast support, one supply, one specialty and seven liftboats) cold-stacked in the region compared with 21 of 32 owned and leased-in vessels (five anchor handling towing supply, three fast support, two supply and eleven liftboats) as of March 31, 2016. As of March 31, 2017, the Company had retired and removed from service one anchor handling towing supply vessel in this region.
In Africa, time charter revenues were $5.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.7 million lower due to a decrease in average day rates and $5.0 million lower due to reduced utilization, of which $3.2 million was a consequence of cold-stacking vessels, $1.0 million was attributable to retiring and removing vessels from service and $0.8 million was for vessels in active service. In addition, time charter revenues were $1.7 million lower due to the Company’s decision in the Current Year Quarter to defer recognition of revenue earned from one customer as collection was not reasonably assured. Time charter revenues were $2.1 million higher due to fleet additions. As of March 31, 2017, the Company had one of 13 owned and leased-in vessels (specialty) cold-stacked in the region compared with three of 15 owned and leased-in vessels (two fast support and one supply) as of March 31, 2016. As of March 31, 2017, the Company had retired and removed from service four vessels (two fast support and two supply) in this region.
In the Middle East and Asia, time charter revenues were $2.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $1.7 million lower due to reduced utilization, of which $1.5 million was a consequence of cold-stacking vessels and $0.2 million for vessels in active service, $0.5 million lower due to reduced average day rates and $0.1 million lower due to fleet dispositions. As of March 31, 2017, the Company had two of 21 owned vessels (one supply and one windfarm utility) cold-stacked in the region compared with two of 21 owned vessels (one anchor handling towing supply and one supply) as of March 31, 2016.
In Brazil, Mexico, Central and South America, time charter revenues were $0.2 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to the cessation of time chartering activities in the region. During the Prior Year Quarter, two of the vessels operating in the region commenced bareboat charters. As of March 31, 2017, the Company had one of three owned vessels (fast support) cold-stacked in the region compared with none of six owned and leased-in vessels as of March 31, 2016. As of March 31, 2017, the Company had retired and removed from service one supply vessel in this region.
    In Europe, excluding wind farm utility vessels, time charter revenues were $4.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.8 million lower due to reduced utilization, $0.3 million lower due to reduced average day rates, $1.8 million lower due to unfavorable changes in currency exchange rates and $2.0 million lower due to fleet dispositions. For the wind farm utility vessels, time charter revenues were $0.1 million lower. Time charter revenues were $0.2 million higher due to improved utilization, $0.4 million higher due to increased average day rates and $0.7 million lower due to unfavorable changes in currency exchange rates.
Other operating revenues were $4.8 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to reduced activity levels.
Operating Expenses. Operating expenses were $15.5 million lower in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, operating expenses were $3.9 million lower due to net fleet dispositions, inlcuding $2.0 million for offshore support vessels previously retired and removed from service, $4.1 million lower due to the effect of cold-stacking vessels, $0.9 million lower due to retiring and removing vessels from service, $3.2 million lower for vessels in active service and $3.4 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix.
Personnel costs were $1.7 million lower due to net fleet dispositions, $5.6 million lower due to the effect of cold-stacking vessels, $1.6 million lower for vessels in active service primarily due to favorable changes in currency exchange rates partially offset by increased seafarer compensation costs and $1.9 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. Repairs and maintenance costs were $0.6 million lower due to net fleet dispositions, $0.3 million lower due to the effect of cold-stacking vessels, $1.6 million lower for vessels in active service and $0.2 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix.
Administrative and General. Administrative and general expenses were $0.6 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to a reduction in shore side personnel costs offset by higher provisions for doubtful accounts.
Gains (Losses) on Asset Dispositions and Impairments, net. During the Current Year Quarter, the Company sold two liftboats, two offshore support vessels previously retired and removed from service (one anchor handling towing supply vessel and one specialty vessel) and other equipment for net proceeds of $8.7 million ($8.2 million in cash and $0.5 million of previously received deposits) and gains of $4.8 million, all of which were recognized currently. During the Prior Year Quarter, the Company recorded a $0.4 million impairment charge related to certain suspended offshore support vessel upgrades and other marine equipment spares.
Operating Loss. Excluding the impact of gains (losses) on asset dispositions and impairments, net, operating loss as a percentage of operating revenues was 68% in the Current Year Quarter compared with 27% in the Prior Year Quarter primarily due to weaker market conditions.
Derivative gains (losses), net. During the Prior Year Quarter, derivative gains, net were primarily due to unrealized gains of equity options.
Foreign currency losses, net. During the Prior Year Quarter, foreign currency losses, net were primarily due to the weakening of the pound sterling in relation to the euro underlying certain of the Company’s debt balances.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. During the Current Year Quarter, equity in earnings of 50% or less owned companies was $1.7 million lower primarily due to lower rates per day worked earned by MexMar’s fleet.
The composition of Offshore Marine Services’ fleet as of March 31 was as follows:

	Owned(1)	Joint Ventured	Leased-in	Pooled or Managed	Total
2017
Anchor handling towing supply	11	1	4	9	25
Fast support	36	11	1	3	51
Supply	8	17	1	2	28
Standby safety	20	1	—	—	21
Specialty	3	1	—	2	6
Liftboats	13	—	2	—	15
Wind farm utility	37	3	—	—	40
	128	34	8	16	186
2016
Anchor handling towing supply	13	1	4	—	18
Fast support	23	7	1	3	34
Supply	13	15	1	4	33
Standby safety	24	1	—	—	25
Specialty	3	5	—	1	9
Liftboats	13	—	2	—	15
Wind farm utility	36	3	—	—	39
	125	32	8	8	173
______________________

(1)	Excludes six offshore support vessels as of March 31, 2017 that had been retired and removed from service.

Inland River Services

	Three Months Ended March 31,
	2017		2016
	$’000%		$’000%
Operating Revenues:
United States	40,465	95	39,365	99
Foreign	2,204	5	249	1
	42,669	100	39,614	100
Costs and Expenses:
Operating:
Barge logistics	20,471	48	14,674	37
Personnel	4,065	9	6,980	18
Repairs and maintenance	998	2	1,945	5
Insurance and loss reserves	674	2	1,026	3
Fuel, lubes and supplies	1,802	4	1,614	4
Leased-in equipment	1,966	5	1,800	4
Other	2,593	6	2,079	5
	32,569	76	30,118	76
Administrative and general	3,792	9	3,912	10
Depreciation and amortization	6,592	16	7,137	18
	42,953	101	41,167	104
Gains on Asset Dispositions, Net	233	1	605	2
Operating Loss	(51)	—	(948)	(2)
Other Income (Expense):
Foreign currency gains, net	1,368	3	1,437	3
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(2,378)	(5)	(2,778)	(7)
Segment Loss(1)	(1,061)	(2)	(2,289)	(6)
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended March 31,
	2017		2016
	$’000%		$’000%
Operating Revenues:
Dry-cargo barge pools	25,790	60	20,250	51
Charter-out of dry-cargo barges	608	1	903	2
Liquid unit tow operations(1)	—	—	6,119	16
Terminal operations	8,696	21	7,075	18
Fleeting operations	4,281	10	3,269	8
Inland river towboat operations and other activities	3,294	8	1,998	5
	42,669	100	39,614	100
______________________

(1)	The Company sold the equipment used in the liquid unit tow operations during April 2016.

Dry-Cargo Barge Pools Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry-cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	Three Months Ended March 31,
	2017		2016
	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	938	51	823	55
Non-Grain	898	49	677	45
	1,836	100	1,500	100

	Days		Days
Available barge days	55,569		51,870
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $3.1 million higher in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues from the dry-cargo barge pools were $5.6 million higher primarily due to increased loadings and higher demurrage revenue compared with the Prior Year Quarter. As of March 31, 2017, approximately 12% of the Company's dry-cargo barge pool fleet was idled compared with 20% in the Prior Year Quarter. Operating revenues from liquid unit tow operations were $6.1 million lower following the sale of equipment during the second quarter of 2016. Operating revenues from terminal operations were $1.6 million higher primarily due to increased container movements in new terminal locations. Operating revenues from fleeting operations were $1.0 million higher primarily due to higher activity levels and the acquisition of fleeting assets during the fourth quarter of 2016. Operating revenues from the inland river towboat operations and other activities were $1.3 million higher primarily due to increased activity for the Company’s liquid tank barge operations in Colombia.
Operating Expenses. Operating expenses were $2.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. Barge logistics expenses were $5.8 million higher primarily due to higher towing and switching costs as a consequence of higher activity levels and increased towing rates. Personnel costs were $2.9 million lower, repair and maintenance costs were $0.9 million lower and insurance and loss reserves costs were $0.4 million lower primarily due to selling the liquid unit tow equipment in the second quarter 2016. Leased-in equipment costs were $0.2 million higher and other operating expenses were $0.5 million higher primarily due to increased container movements in new terminal locations.
Gains on Asset Dispositions, Net. During the Current Year Quarter, the Company recognized losses of $0.4 million related to the total loss of a 30,000 barrel tank barge while being transported to Colombia. In addition, the Company recognized previously deferred gains of $0.6 million. During the Prior Year Quarter, the Company recognized previously deferred gains of $0.6 million.
Operating Loss. Excluding gains (losses) on asset dispositions and impairments, operating loss as a percentage of operating revenues was 1% in the Current Year Quarter compared with 4% in the Prior Year Quarter primarily due to increased activity of the Company’s liquid tank barge operations in Colombia and the acquisition of fleeting assets during the fourth quarter of 2016.
Foreign currency gains, net. During the Current Year Quarter and Prior Year Quarter, foreign currency gains, net were primarily due to the strengthening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Current Year Quarter and Prior Year Quarter, equity in losses in 50% or less owned companies, net of tax, were primarily due to losses from SCFCo as a consequence of continued weakness in the iron ore and grain markets and low water conditions on the Parana-Paraguay River Waterway. In addition, during the Current Year Quarter and Prior Year Quarter, the Company recognized interest income (not a component of segment profit) of $0.9 million and $0.8 million, respectively, on notes due from SCFCo and recognized deferred gains of $0.5 million and $0.5 million, respectively, related to equipment previously sold to SCFCo.

Fleet Count
The composition of Inland River Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2017
Dry-cargo barges	691	258	—	494	1,443
Liquid tank barges:
10,000 barrel	18	—	—	—	18
Specialty barges	10	—	—	—	10
Towboats:(1)
4,000 hp - 6,600 hp	3	11	4	—	18
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	2	2	—	—	4
Harbor boats:(1)
1,100 hp - 2,000 hp	9	—	6	—	15
Less than 1,100 hp	9	—	—	—	9
	743	271	10	494	1,518
2016
Dry-cargo barges	645	258	—	523	1,426
Liquid tank barges:
10,000 barrel	18	—	—	—	18
30,000 barrel	19	—	8	—	27
Specialty barges	11	—	—	—	11
Towboats:(1)
4,000 hp - 6,600 hp	2	11	4	—	17
Less than 3,200 hp	15	2	—	—	17
	710	271	12	523	1,516
______________________

(1)	Towboats and harbor boats have been upgraded and maintained to meet or exceed current industry standards.

Shipping Services

	Three Months Ended March 31,
	2017		2016
	$’000%		$’000%
Operating Revenues:
United States	55,207	82	45,937	81
Foreign	12,432	18	11,118	19
	67,639	100	57,055	100
Costs and Expenses:
Operating:
Personnel	14,475	21	10,375	18
Repairs and maintenance	3,710	6	2,030	4
Drydocking	2,951	4	1,106	2
Insurance and loss reserves	1,642	2	1,010	2
Fuel, lubes and supplies	3,875	6	2,912	5
Leased-in equipment	6,503	10	6,153	11
Other	4,198	6	3,648	6
	37,354	55	27,234	48
Administrative and general	7,088	10	6,918	12
Depreciation and amortization	9,161	14	6,562	12
	53,603	79	40,714	72
Losses on Asset Dispositions and Impairments, Net	(421)	(1)	(6)	—
Operating Income	13,615	20	16,335	28
Other Income (Expense):
Foreign currency losses, net	(5)	—	(3)	—
Other, net	(362)	(1)	1	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,036	2	26	—
Segment Profit(1)	14,284	21	16,359	28
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended March 31,
	2017		2016
	$’000%		$’000%
Operating Revenues:
Petroleum Transportation:
Time charter	28,322	42	19,154	34
Bareboat charter	8,554	13	8,649	15
Contract of affreightment	267	—	—	—
Harbor towing and bunkering	18,957	28	18,811	33
Short-sea transportation	11,368	17	9,884	17
Technical management services	171	—	557	1
	67,639	100	57,055	100

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $10.6 million higher in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues for petroleum transportation were $9.4 million higher primarily due to placing two newly built U.S.-flag product tankers into service during May and November 2016 and the delivery and commencement of a voyage charter for a third and final newly built U.S.-flag product tanker in the Current Year Quarter. These increases were partially offset by lower time charter rates for two U.S.-flag product tankers. Operating revenues for short-sea transportation were $1.5 million higher primarily due to higher cargo shipping demand.
Operating Expenses. Operating expenses were $10.1 million higher in the Current Year Quarter compared with the Prior Year Quarter. Personnel costs were $4.1 million higher primarily due to placing three newly built U.S.-flag product tankers into service during May 2016, November 2016 and March 2017, respectively. Repairs and maintenance costs were $1.7 million higher primarily due to major repairs for harbor towing and bunkering equipment. Drydocking costs were $1.8 million higher primarily due to higher drydocking activity for harbor tugs and short-sea transportation vessels.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $2.6 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to placing three newly built U.S.-flag product tankers into service during May 2016, November 2016 and March 2017, respectively.
Losses on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company recognized an impairment charge of $0.4 million related to the cancellation of an upgrade project for one harbor tug.
Operating Income. Operating income as a percentage of operating revenues was 20% in the Current Year Quarter compared with 28% in the Prior Year Quarter. The decrease was primarily due to higher personnel and depreciation costs upon placing one newly built U.S.-flag product tanker into service prior to the commencement of a voyage charter, higher major repairs and drydocking costs for harbor tugs and higher drydocking costs for short-sea transportation vessels.

Fleet Count
The composition of Shipping Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Total
2017
Petroleum and Gas Transportation:
Product tankers - U.S.-flag	7	—	3	10
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	8	23
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tug - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry-bulk articulated tug-barge - U.S.-flag	—	1	—	1
	39	8	11	58
2016
Petroleum and Gas Transportation:
Product tankers - U.S.-flag	4	—	3	7
Crude oil tanker - U.S.-flag	—	1	—	1
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tug - U.S.-flag	—	1	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry-bulk articulated tug-barge - U.S.-flag	—	1	—	1
	35	10	12	57
______________________

(1)	Roll On/Roll Off.
Illinois Corn Processing

	Three Months Ended March 31,
	2017		2016
	$’000%		$’000%
Operating Revenues:
United States	38,385	100	49,609	100
Costs and Expenses:
Operating	36,101	95	46,289	93
Administrative and general	746	2	656	2
Depreciation and amortization	1,175	3	1,053	2
	38,022	100	47,998	97
Operating Income	363	—	1,611	3
Other Expense:
Derivative gains (losses), net(1)	334	1	(187)	—
Other, net	615	2	—	—
Segment Profit(2)	1,312	3	1,424	3
______________________

(1)
ICP routinely enters into exchange traded positions (primarily corn, natural gas and ethanol derivatives) to offset its net commodity market exposure on raw material and finished goods inventory balances and forward purchase and sales commitments. As of March 31, 2017 and 2016, the net market exposure to corn under its contracts and its raw material and inventory balances was not material.

(2)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Key Production and Sales Metrics. The table below sets forth, for the periods indicated, key production and sales metrics for Illinois Corn Processing:

	Three Months Ended March 31,
	2017	2016
Production Inputs:
Corn (average price per bushel)	$3.61	$3.82

Production Output Sold:
Alcohol (gallons in thousands)	17,436	23,419
Dried Distiller’s Grains with Solubles (“DDGS”) (tons)	56,996	64,132

Production Output Sales Price (excluding freight):
Alcohol (per gallon)	$1.63	$1.57
Dried Distiller’s Grains with Solubles (“DDGS”) (per ton)	$115.05	$146.29
Segment Profit. Segment profit was $1.3 million on operating revenues of $38.4 million in the Current Year Quarter compared with $1.4 million on operating revenues of $49.6 million in the Prior Year Quarter primarily due to lower sales volumes of alcohol and DDGS. During the Current Year Quarter, the Company recognized $0.6 million of other income following the collection of insurance proceeds from a business interruption claim.

Witt O’Brien’s and Other
Segment profit (loss) of Witt O’Brien’s and the Company's Other activities was as follows:

	Three Months Ended March 31,
	2017	2016
	$’000	$’000
Witt O’Brien’s	(618)	(1,891)
Other activities(1)(2)	955	340
	337	(1,551)
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

(2)	The components of segment profit (loss) do not include interest income, which is a significant component of the Company’s lending and leasing activities.
Corporate and Eliminations

	Three Months Ended March 31,
	2017	2016
	$’000	$’000
Corporate Expenses	(9,245)	(8,361)
Eliminations	16	—
Operating Loss	(9,229)	(8,361)
Other Income (Expense):
Derivative gains (losses), net	2,830	(91)
Foreign currency gains, net	26	190
Other, net	242	2
Corporate Expenses. Corporate expenses in the Current Year Quarter were higher compared with the Prior Year Quarter primarily due to higher audit and professional fees.
Derivative gains (losses), net. Derivative gains in the Current Year Quarter include $2.6 million of gains on the exchange option liability on subsidiary convertible senior notes.
Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended March 31,
	2017	2016
	$’000	$’000
Interest income	2,813	5,593
Interest expense	(13,474)	(11,935)
Debt extinguishment gains, net	—	3,223
Marketable security gains (losses), net	32,574	(25,096)
	21,913	(28,215)
Interest Income. Interest income in the Current Year Quarter was lower compared with the Prior Year Quarter primarily due to lower outstanding balances of notes receivables from 50% or less owned companies following the exchange of notes receivable from Trailer Bridge for equity.
Interest Expense. Interest expense in the Current Year Quarter was higher compared with the Prior Year Quarter primarily due to increased borrowings under the Sea-Vista Credit Facility and lower capitalized interest, partially offset by lower interest expense due to the repurchase of a portion of the Company’s 7.375% Senior Notes and 2.5% Convertible Senior Notes.
Debt Extinguishment Gains, net. During the Prior Year Quarter, the Company purchased $13.9 million in principal amount of its 7.375% Senior Notes for $11.9 million and purchased $20.2 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $18.9 million resulting in gains on debt extinguishment of $3.2 million.

Marketable Security Gains (Losses), net. The Company’s most significant marketable security position is its investment in 9,177,135 shares of Dorian LPG Ltd. (“Dorian”), a publicly traded company listed on the New York Stock Exchange under the symbol “LPG.” During the Current Year Quarter and Prior Year Quarter, marketable security transactions included unrealized gains of $21.3 million and unrealized losses of $21.7 million, respectively, related to the Company’s investment in Dorian.
Income Taxes
During the three months ended March 31, 2017, the Company’s effective income tax rate of 13.5% was primarily due to taxes not provided on income attributable to noncontrolling interests.
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
The Company's capital commitments as of March 31, 2017 by year of expected payment were as follows (in thousands):

	2017	2018	2019	2020	Total
Offshore Marine Services	$13,817	$53,050	$13,183	$1,800	$81,850
Shipping Services	13,893	—	—	—	$13,893
Inland River Services	20,465	—	—	—	$20,465
Illinois Corn Processing	1,762	375	—	—	$2,137
	$49,937	$53,425	$13,183	$1,800	$118,345
Subsequent to March 31, 2017, the Company committed to purchase additional equipment for $9.7 million. In addition, on April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer and Sea-Cat Crewzer II through the acquisition of its partner’s 50% ownership interest for $15.7 million in cash.
As of March 31, 2017, the Company had outstanding debt of $1,097.8 million, letters of credit totaling $26.2 million with various expiration dates through 2019 and other labor and performance guarantees totaling $1.3 million. As of March 31, 2017, the holders of the Company’s outstanding principal balances of $157.1 million for the 2.5% Convertible Senior Notes, $175.0 million for the 3.75% Subsidiary Convertible Senior Notes and $230.0 million for the 3.0% Convertible Senior Notes may require the Company to repurchase the notes on December 19, 2017, January 11, 2018 and November 19, 2020, respectively. The Company’s long-term debt maturities, assuming the note holders require the Company to repurchase the notes on those dates, are as follows (in thousands):

Remainder of 2017	$193,260
2018	202,981
2019	189,242
2020	475,161
2021	32,260
Years subsequent to 2021	52,808
$1,145,712
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of March 31, 2017, the Company’s repurchase authority for the Securities was $147.0 million.
As of March 31, 2017, the Company held balances of cash, cash equivalents, restricted cash, marketable securities and construction reserve funds totaling $669.1 million. As of March 31, 2017, construction reserve funds of $148.0 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company has $35.9 million available under subsidiary credit facilities. Subsequent to March 31, 2017, the Company’s subsidiaries borrowed $13.9 million under these credit facilities to fund their capital commitments.
Summary of Cash Flows

	Three Months Ended March 31,
	2017	2016
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	82,653	42,446
Investing Activities	(63,793)	(48,532)
Financing Activities	96	(27,308)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	303	(142)
Increase (Decrease) in Cash and Cash Equivalents	19,259	(33,536)
Operating Activities
Cash flows provided by operating activities increased by $40.2 million in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows provided by (used in) operating activities during the Current Year Quarter and Prior Year Quarter were as follows:

	Three Months Ended March 31,
	2017	2016
	$’000	$’000
Operating income before depreciation, amortization and gains (losses) on asset dispositions and impairments, net	11,056	20,756
Changes in operating assets and liabilities before interest and income taxes	15,534	14,235
Purchases of marketable securities	—	(6,732)
Proceeds from sale of marketable securities	51,892	9,169
Cash settlements on derivative transactions, net	139	(575)
Dividends received from 50% or less owned companies	750	2,010
Interest paid, excluding capitalized interest(1)	—	—
Income taxes paid, net of amounts refunded	(630)	(4,779)
Other	3,912	8,362
Total cash flows provided by operating activities	82,653	42,446
_____________________

(1)	During the Current Year Quarter and Prior Year Quarter, capitalized interest paid and included in purchases of property and equipment was $2.8 million and $3.1 million, respectively.
Operating income before depreciation, amortization and gains (losses) on asset dispositions and impairments, net was $9.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company’s business segments.
During the Current Year Quarter, cash provided by operating activities included $51.9 million received from the sale of marketable security long positions.
During the Prior Year Quarter, cash provided by operating activities included $6.7 million to purchase marketable security long positions. During the Prior Year Quarter, cash provided by operating activities included $8.9 million received from the sale of marketable security long positions and $0.3 million received upon entering into marketable security short positions.
Investing Activities
During the Current Year Quarter, net cash used in investing activities was $63.8 million primarily as follows:

•
Capital expenditures and payments on fair value hedges were $77.9 million. Equipment deliveries included three fast support vessels, one inland river towboat, one U.S.-flag product tanker and one U.S.-flag harbor tug.

•
The Company sold two liftboats, two offshore support vessels previously retired and removed from service (one anchor handling towing supply vessel and one specialty vessel) and other property and equipment for net proceeds of $8.8 million ($8.3 million in cash and $0.5 million of previously received deposits).

•	Construction reserve funds account transactions included deposits of $6.3 million and withdrawals of $12.3 million.

•
The Company made investments in, and advances to, 50% or less owned companies of $8.4 million, including $3.5 million to VA&E, $2.4 million to Falcon Global, $2.0 million to Trailer Bridge and $0.5 million to SCFCo.

•	The Company received capital distributions of $7.4 million from MexMar.

•	The Company made net investments of $0.7 million in third party leases and notes receivable.

•	Effective March 31, 2017 the Company consolidated Falcon Global and assumed cash of $1.9 million.
During the Prior Year Quarter, net cash used in investing activities was $48.5 million primarily as follows:

•	Capital expenditures were $47.4 million. Equipment deliveries during the period included one wind farm utility vessel.

•	The Company made investments in, and advances to, 50% or less owned companies of $8.0 million, including $4.3 million to Falcon Global and $3.0 million to Avion.

•	The Company received $1.1 million from its 50% or less owned company SEA-Access.

•	The Company received net repayments on revolving credit lines to VA&E of $3.4 million.

•	The Company received $2.0 million of net payments on third party leases and notes receivables.
Financing Activities
During the Current Year Quarter, net cash provided by financing activities was $0.1 million. The Company:

•	borrowed $14.0 million and repaid $14.8 million under the SEA-Vista Credit Facility;

•	borrowed $3.4 million under the Sea-Cat Crewzer III Term Loan Facility;

•	made other scheduled payments on long-term debt and capital lease obligations of $1.3 million;

•
acquired 110,298 shares of Common Stock for treasury for an aggregate purchase price of $7.6 million from its employees to cover their tax withholding obligations related to share award transactions. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorization granted by SEACOR’s Board of Directors; and

•	received $6.3 million from share award plans.
During the Prior Year Quarter, net cash used in financing activities was $27.3 million. The Company:

•	purchased $13.9 million in principal amount of its 7.375% Senior Notes for $11.9 million;

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
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change in the Company’s off-balance sheet arrangements during the Current Year Quarter, except for the impact of consolidating Falcon Global’s outstanding debt of $58.3 million effective March 31, 2017, which was previously disclosed as guaranteed by the Company.
Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change in the Company’s contractual obligations and commercial commitments during the Current Year Quarter.
Contingencies
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
As noted above, various civil actions concerning the Deepwater Horizon clean-up have been consolidated with the MDL, although a number of them have been dismissed or otherwise resolved. A summary of those that remain pending is as follows. On October 3, 2012, ORM and NRC were served with a Rule 14(c) Third-Party Complaint by Jambon Supplier II, L.L.C. and Jambon Marine Holdings L.L.C. in their Limitation of Liability action, in the Matter of Jambon Supplier II, L.L.C., et al., No. 2:12-CV-00426 (E.D. La.) (the “Jambon Action”). This Third-Party Complaint alleges that if claimant David Dinwiddie, who served as a clean-up crewmember aboard the M/V JAMBON SUPPLIER II vessel during the clean-up efforts, was injured as a result of his exposure to dispersants and chemicals during the course and scope of his employment, then said injuries were caused by the third-party defendants. The Jambon Action remains stayed. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.) (the “Fitzgerald Action”), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. While the decedent in the Fitzgerald Action’s claims against ORM and NRC were dismissed by virtue of the Remaining Eleven Plaintiffs’ Dismissal Order, the claim as against the Company remains stayed. The Company continues to evaluate the impact of the B3 Dismissal Order, the Remaining Eleven Plaintiffs’ Dismissal Order, and other developments in the MDL, including the settlements discussed below, on these individual actions. Following a status conference with the Court on February 17, 2017, the Court issued several new pretrial orders in connection with the remaining claims in the MDL. Plaintiffs’ submissions in connection with these pretrial orders will continue until May 3, 2017, with defense reporting to the Court to follow. The Company is unable to estimate the potential exposure, if any, resulting from these matters, to the extent they remain viable, but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.

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
For a discussion of the Company’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change in the Company’s exposure to market risk during the Current Year Quarter.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2017. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2017 solely as a result of the material weaknesses in the Company’s internal control over financial reporting described in Management’s Annual Report included in its Annual report on Form 10-K for the year ended December 31, 2016.
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
Management and the board of directors take the Company’s internal control over financial reporting and the integrity of its financial statements seriously and continues to develop a remediation plan to address the material weaknesses identified. Management currently does not have an expected timetable for the execution and completion of a remediation plan, which will include an improved approval process of manual journal entries, limiting access to the Company’s information technology system and enhanced review and documentation controls relating to estimates of fair value and related impairment assessments. Management and the board of directors are committed to maintaining a strong internal control environment and will make every effort to ensure the material weaknesses described above are promptly remediated; however, the material weaknesses cannot be considered remediated until the applicable remedial controls are implemented and operate for a sufficient period of time to allow management to conclude, through testing, that these controls are operating effectively.
Notwithstanding the identified material weaknesses, management believes the condensed consolidated financial statements as included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies” in this Quarterly Report on Form 10-Q.
ITEM 1A.     RISK FACTORS
For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in the Company’s risk factors during the Current Year Quarter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Securities that may Yet be Purchased under the Plans or Programs(1)
January 1 – 31, 2017	—	$—	—	$147,031,125
February 1 – 28, 2017	—	$—	—	$147,031,125
March 1 – 31, 2017	—	$—	—	$147,031,125
______________________

(1)
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.1
Letter Agreement related to the Investment Agreement dated November 30, 2015, by and among SEACOR Holdings Inc., SEACOR Marine Holdings Inc. and the Investors named therein (the “Investment Agreement”) (incorporated herein by reference to Exhibit 4.5 of SEACOR Holdings Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on February 29, 2016 (File No. 001-112289)).

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

SEACOR Holdings Inc. (Registrant)

DATE:	May 9, 2017	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	May 9, 2017	By:	/S/ MATTHEW CENAC
Matthew Cenac, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1
Letter Agreement related to the Investment Agreement dated November 30, 2015, by and among SEACOR Holdings Inc., SEACOR Marine Holdings Inc. and the Investors named therein (the “Investment Agreement”) (incorporated herein by reference to Exhibit 4.5 of SEACOR Holdings Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on February 29, 2016 (File No. 001-112289)).

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