Form 10-Q
period 2017-06-30
SEACOR HOLDINGS INC /NEW/
filed 2017-08-04
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017              or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of August 1, 2017 was 17,730,315. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$223,154	$256,638
Restricted cash	2,260	2,249
Marketable securities	75,071	76,137
Receivables:
Trade, net of allowance for doubtful accounts of $2,306 and $2,989 in 2017 and 2016, respectively	59,772	108,641
Other	35,704	35,482
Inventories	2,444	2,582
Prepaid expenses and other	4,814	3,707
Discontinued operations	23,105	277,365
Total current assets	426,324	762,801
Property and Equipment:
Historical cost	1,340,400	1,178,556
Accumulated depreciation	(467,925)	(444,559)
	872,475	733,997
Construction in progress	133,537	246,010
Net property and equipment	1,006,012	980,007
Investments, at Equity, and Advances to 50% or Less Owned Companies	174,106	175,461
Construction Reserve Funds	65,429	75,753
Goodwill	32,749	32,758
Intangible Assets, Net	18,931	20,078
Other Assets	17,739	17,189
Discontinued Operations	32,595	798,274
	$1,773,885	$2,862,321
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$125,655	$163,202
Accounts payable and accrued expenses	32,437	59,563
Other current liabilities	49,602	62,164
Discontinued operations	6,324	85,020
Total current liabilities	214,018	369,949
Long-Term Debt	615,532	631,084
Exchange Option Liability on Subsidiary Convertible Senior Notes	—	19,436
Deferred Income Taxes	161,185	157,441
Deferred Gains and Other Liabilities	97,245	98,098
Discontinued Operations	7,681	390,045
Total liabilities	1,095,661	1,666,053
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 38,223,216 and 37,939,032 shares issued in 2017 and 2016, respectively	382	379
Additional paid-in capital	1,547,936	1,518,635
Retained earnings	360,139	910,723
Shares held in treasury of 20,636,178 and 20,538,327 in 2017 and 2016, respectively, at cost	(1,364,273)	(1,357,331)
Accumulated other comprehensive loss, net of tax	(545)	(11,514)
	543,639	1,060,892
Noncontrolling interests in subsidiaries	134,585	135,376
Total equity	678,224	1,196,268
	$1,773,885	$2,862,321
The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF LOSS (in thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenues	$115,791	$99,647	$234,205	$204,699
Costs and Expenses:
Operating	69,686	64,027	144,898	127,063
Administrative and general	25,540	21,361	48,418	44,037
Depreciation and amortization	17,469	15,043	34,188	30,141
	112,695	100,431	227,504	201,241
Gains on Asset Dispositions and Impairments, Net	5,897	2,586	5,709	3,183
Operating Income	8,993	1,802	12,410	6,641
Other Income (Expense):
Interest income	2,150	4,179	4,284	8,608
Interest expense	(11,676)	(10,258)	(21,980)	(19,937)
Debt extinguishment gains (losses), net	(97)	1,615	(97)	4,838
Marketable security losses, net	(21,674)	(21,459)	(838)	(42,970)
Derivative gains (losses), net	16,897	(2,574)	19,727	(2,665)
Foreign currency gains (losses), net	(1,470)	797	(71)	2,394
Other, net	424	(7,652)	4	(7,649)
	(15,446)	(35,352)	1,029	(57,381)
Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	(6,453)	(33,550)	13,439	(50,740)
Income Tax Expense (Benefit)	(3,664)	(13,633)	232	(22,757)
Income (Loss) from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(2,789)	(19,917)	13,207	(27,983)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,333	(3,847)	2,441	(6,057)
Income (Loss) from Continuing Operations	(456)	(23,764)	15,648	(34,040)
Loss from Discontinued Operations, Net of Tax	(28,629)	(27,169)	(34,077)	(37,417)
Net Loss	(29,085)	(50,933)	(18,429)	(71,457)
Net Income attributable to Noncontrolling Interests in Subsidiaries	3,723	4,226	10,296	10,888
Net Loss attributable to SEACOR Holdings Inc.	$(32,808)	$(55,159)	$(28,725)	$(82,345)
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$(0.39)	$(1.61)	$0.17	$(2.63)
Discontinued operations	$(1.52)	(1.65)	$(1.85)	(2.25)
	$(1.91)	$(3.26)	$(1.68)	$(4.88)
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$(0.39)	$(1.61)	$0.17	$(2.63)
Discontinued operations	(1.52)	(1.65)	(1.82)	(2.25)
	$(1.91)	$(3.26)	$(1.65)	$(4.88)
Weighted Average Common Shares Outstanding:
Basic	17,207,831	16,928,722	17,141,306	16,873,045
Diluted	17,207,831	16,928,722	17,440,361	16,873,045

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Loss	$(29,085)	$(50,933)	$(18,429)	$(71,457)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	1,058	(4,468)	1,722	(6,336)
Derivative losses on cash flow hedges	(380)	(1,838)	(389)	(3,668)
Reclassification of derivative losses on cash flow hedges to interest expense	21	—	33	—
Reclassification of derivative (gains) losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	(81)	1,102	109	1,326
Other	(9)	(4)	(16)	(9)
	609	(5,208)	1,459	(8,687)
Income tax benefit (expense)	(190)	1,640	(454)	2,794
	419	(3,568)	1,005	(5,893)
Comprehensive Loss	(28,666)	(54,501)	(17,424)	(77,350)
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	3,788	3,704	10,457	10,185
Comprehensive Loss attributable to SEACOR Holdings Inc.	$(32,454)	$(58,205)	$(27,881)	$(87,535)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2016	$379	$1,518,635	$910,723	$(1,357,331)	$(11,514)	$135,376	$1,196,268
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	728	—	—	728
Exercise of stock options	1	7,270	—	—	—	—	7,271
Director stock awards	—	43	—	—	—	—	43
Restricted stock	2	(2)	—	—	—	—	—
Exercise of conversion option in convertible debt	—	3	—	—	—	—	3
Distribution of SEACOR Marine stock to shareholders	—	2,656	(521,859)	—	10,125	(18,613)	(527,691)
Purchase of conversion option in convertible debt, net of tax	—	(793)	—	—	—	—	(793)
Purchase of treasury shares	—	—	—	(7,569)	—	—	(7,569)
Amortization of share awards	—	21,137	—	—	—	—	21,137
Cancellation of restricted stock	—	101	—	(101)	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	(1,114)	—	—	—	(2,579)	(3,693)
Consolidation of 50% or less owned companies	—	—	—	—	—	17,374	17,374
Distributions to noncontrolling interests	—	—	—	—	—	(7,430)	(7,430)
Net income (loss)	—	—	(28,725)	—	—	10,296	(18,429)
Other comprehensive income	—	—	—	—	844	161	1,005
Six Months Ended June 30, 2017	$382	$1,547,936	$360,139	$(1,364,273)	$(545)	$134,585	$678,224

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Six Months Ended June 30,
	2017	2016
Net Cash Provided by Operating Activities of Continuing Operations	$77,351	$46,268
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(80,987)	(155,990)
Proceeds from disposition of property and equipment	19,817	142,020
Investments in and advances to 50% or less owned companies	(7,284)	(4,264)
Return of investments and advances from 50% or less owned companies	3,940	7,559
Net advances on revolving credit line to 50% or less owned companies	—	(1,099)
(Issuances of) payments received on third party leases and notes receivable, net	(580)	1,584
Net increase in restricted cash	(11)	(1,742)
Decrease in construction reserve funds	20,124	11,810
Increase in construction reserve funds	(9,800)	—
Net cash used in investing activities of continuing operations	(54,781)	(122)
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt and capital lease obligations	(88,049)	(91,201)
Proceeds from issuance of long-term debt, net of issue costs	27,900	54,379
Purchase of conversion option in convertible debt	(1,220)	(4,990)
Common stock acquired for treasury	(7,569)	(2,396)
Proceeds from share award plans	7,999	1,249
Distributions to noncontrolling interests	—	(196)
Net cash used in financing activities of continuing operations	(60,939)	(43,155)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	913	(1,571)
Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	(37,456)	1,420
Cash Flows from Discontinued Operations:
Operating Activities	26,686	(11,752)
Investing Activities	(15,773)	26,075
Financing Activities	(7,149)	(5,680)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	208	483
Net Increase in Cash and Cash Equivalents from Discontinued Operations	3,972	9,126
Net Increase (Decrease) in Cash and Cash Equivalents	(33,484)	10,546
Cash and Cash Equivalents, Beginning of Period	256,638	357,146
Cash and Cash Equivalents, End of Period	$223,154	$367,692

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The condensed consolidated financial information for the three and six months ended June 30, 2017 and 2016 has been prepared by the Company and has not been audited by its independent registered certified public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of June 30, 2017, its results of operations for the three and six months ended June 30, 2017 and 2016, its comprehensive loss for the three and six months ended June 30, 2017 and 2016, its changes in equity for the six months ended June 30, 2017, and its cash flows for the six months ended June 30, 2017 and 2016. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “SEACOR” refers to SEACOR Holdings Inc without its consolidated subsidiaries. Capitalized terms used and not specifically defined herein have the same meaning given those terms in the Company's Annual report on Form 10-K for the year ended December 31, 2016.
Discontinued Operations. On June 1, 2017, the Company completed the spin-off of SEACOR Marine Holdings Inc. (“SEACOR Marine”), the company that operated SEACOR’s Offshore Marine Services business segment (the “Spin-off”), by means of a dividend of all the issued and outstanding common stock of SEACOR Marine to SEACOR’s shareholders. SEACOR Marine is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol “SMHI.” For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of SEACOR Marine as discontinued operations (see Note 13).
On July 3, 2017, the Company effected the sale of its 70% interest in Illinois Corn Processing LLC (“ICP”), the company that operated SEACOR’s Illinois Corn Processing business segment, through a merger transaction whereby the Company received $21.0 million in cash and issued a note to the buyer for $32.7 million, subject to a working capital adjustment, resulting in a third quarter gain of $11.6 million, net of tax. The principal amount of the promissory note accrues interest at a rate per annum equal to the three-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 5% for the first three months, 8% for the next three months and 10% thereafter, and matures on January 3, 2019. The obligations of ICP under the promissory note are secured by the equity and substantially all of the assets of ICP. ICP operates a single-site alcohol manufacturing, storage and distribution facility producing alcohol used in the food, beverage, industrial and petrochemical end-markets. For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of ICP as discontinued operations (see Note 13).
Subsequent Event. On July 3, 2017, International Shipholding Corporation (“ISH”) emerged from bankruptcy pursuant to its chapter 11 plan of reorganization (the “Plan”) that had been confirmed by the U.S. Bankruptcy Court for the Southern District of New York. Pursuant to the Plan, SEACOR Ocean Transport Inc., a wholly-owned subsidiary of the Company, acquired all of the equity of the reorganized ISH. ISH, through its subsidiaries, operates a diversified fleet of U.S. and foreign-flag vessels that provide worldwide and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term charters and contracts. Under the terms of the Plan, the Company paid $10.5 million in cash, converted $18.1 million of debtor in possession financing into equity and borrowed $25.0 million under a new credit facility that is secured by the assets and equity of ISH and is non-recourse to SEACOR and its subsidiaries other than ISH (see Note 4).
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

As of June 30, 2017, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Inland river dry-cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats and harbor boats	25
Product tankers - U.S.-flag	25
Short-sea Container/RORO(1) vessels	20
Harbor and offshore tugs	25
Ocean liquid tank barges	25
Terminal facilities	20
______________________

(1)	Roll on/Roll off (“RORO”).
Equipment maintenance and repair costs including the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the six months ended June 30, 2017, capitalized interest totaled $2.1 million.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying value and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. The Company’s estimates of undiscounted cash flows are highly subjective and actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the six months ended June 30, 2017, the Company recognized impairment charges of $0.4 million related to long-lived assets held for use. During the six months ended June 30, 2016, the Company recognized no impairment charges related to long-lived assets held for use.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the six months ended June 30, 2017 and 2016, the Company did not recognize any impairment charges related to its 50% or less owned companies.
Income Taxes. During the six months ended June 30, 2017, the Company’s effective income tax rate of 1.7% was primarily due to taxes not provided on income attributable to noncontrolling interests (see Note 8).

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

	2017	2016
Balance at beginning of period	$82,423	$92,610
Adjustments to deferred gains arising from asset sales	7,720	9,003
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(7,242)	(7,367)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(1,210)	(1,210)
Other	—	(1,697)
Balance at end of period	$81,691	$91,339
Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Holdings Inc. Stockholders’ Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Other Comprehensive Income
December 31, 2016	$(11,593)	$75	$4	$(11,514)	$(1,613)	$(17)	$3
Distribution of SEACOR Marine stock to shareholders	10,031	94	—	10,125	—	—	—
Other comprehensive income (loss)	1,569	(260)	(11)	1,298	153	13	(5)	$1,459
Income tax (expense) benefit	(549)	91	4	(454)	—	—	—	(454)
Six Months Ended June 30, 2017	$(542)	$—	$(3)	$(545)	$(1,460)	$(4)	$(2)	$1,005
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

Computations of basic and diluted loss per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	Net Loss attributable to SEACOR	Average O/S Shares	Per Share	Net Loss Attributable to SEACOR	Average O/S Shares	Per Share
2017
Basic Weighted Average Common Shares Outstanding	$(32,808)	17,207,831	$(1.91)	$(28,725)	17,141,306	$(1.68)
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	—		—	299,055
Convertible Notes(2)	—	—		—	—
Diluted Weighted Average Common Shares Outstanding	$(32,808)	17,207,831	$(1.91)	$(28,725)	17,440,361	$(1.65)
2016
Basic Weighted Average Common Shares Outstanding	$(55,159)	16,928,722	$(3.26)	$(82,345)	16,873,045	$(4.88)
Effect of Dilutive Share Awards:
Options and Restricted Stock(3)	—	—		—	—
Convertible Notes(4)	—	—		—	—
Diluted Weighted Average Common Shares Outstanding	$(55,159)	16,928,722	$(3.26)	$(82,345)	16,873,045	$(4.88)
______________________

(1)
For the three and six months ended June 30, 2017, diluted loss per common share of SEACOR excluded 2,644,489 and 1,563,901, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive. Diluted weighted average shares outstanding are calculated based on continuing operations.

(2)
For the three and six months ended June 30, 2017, diluted loss per common share of SEACOR excluded 2,693,475 and 2,793,144, respectively, of common shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes and 2,801,147 and 2,801,147, respectively, of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

(3)
For the three and six months ended June 30, 2016, diluted loss per common share of SEACOR excluded 2,024,421 and 2,024,421, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(4)
For the three and six months ended June 30, 2016, diluted loss per common share of SEACOR excluded 2,975,847 and 3,177,620, respectively, of common shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes, 1,825,326 and 1,825,326, respectively, of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes and 2,243,500 and 2,243,500, respectively, of common shares issuable pursuant to the Company’s 3.75% Subsidiary Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

New Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. The core principal of the new standard is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company will adopt the new standard on January 1, 2018 and expects to use the modified retrospective approach upon adoption. The Company is currently determining the impact, if any, the adoption of the new accounting standard will have on its consolidated financial position, results of operations or cash flows. Principal versus agent considerations of the new standard with respect to the Company’s vessel management services and pooling arrangements may result in a gross presentation of operating revenues and expenses compared with its current net presentation for results from managed and pooled third party equipment.
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

On October 24, 2016, the FASB issued a new accounting standard, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory. The new standard is effective for interim and annual periods beginning after December 31, 2017 and requires a modified retrospective approach to adoption. The Company does not expect the adoption of the new standard will have a material impact on its consolidated financial position, results of operations or cash flows.
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
During the six months ended June 30, 2017, capital expenditures were $81.0 million and primarily relates to equipment ordered prior to 2017. Equipment deliveries during the six months ended June 30, 2017 included one liquid tank barge, one inland river towboat, one U.S.-flag product tanker, one U.S.-flag harbor tug and two foreign-flag harbor tugs.
During the six months ended June 30, 2017, the Company sold 50 dry-cargo barges, one inland river towboat and other property and equipment for net proceeds of $19.8 million and gains of $13.0 million, of which $5.3 million were recognized currently and $7.7 million were deferred (see Note 1). Equipment dispositions included the sale-leaseback of 50 dry cargo barges for $12.5 million with leaseback terms of 84 months. In addition, the Company recognized previously deferred gains of $1.2 million. The Company also recognized a loss of $0.4 million related to the total loss of one inland river specialty barge.

3.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
SCFCo. SCFCo was established to operate inland river towboats and inland river dry-cargo barges on the Parana-Paraguay Rivers in South America and a terminal facility at Port Ibicuy, Argentina. During the six months ended June 30, 2017, the Company and its partner each made working capital advances of $0.5 million in cash to SCFCo, received working capital repayments of $0.5 million and converted $3.0 million of loans to capital. As of June 30, 2017, the Company had outstanding loans and working capital advances to SCFCo of $29.0 million.
Trailer Bridge. Trailer Bridge is an operator of U.S.-flag deck and RORO barges and provides marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. The Company provides secured financing to Trailer Bridge and, during the six months ended June 30, 2017, the Company provided advances of $2.0 million on the secured financing. As of June 30, 2017, the outstanding amount on the secured financing was $6.0 million, inclusive of accrued and unpaid interest.
SeaJon. SeaJon owned an articulated tug-barge operating in the Great Lakes trade that was sold to a third party in June 2017. During the six months ended June 30, 2017, the Company received dividends of $12.5 million and capital distributions of $3.4 million from SeaJon.
Kotug. On April 1, 2017, the Company and Kotug Caribbean Holdings LLC formed Kotug Seabulk Maritime LLC (“Kotug”) to operate four foreign-flag harbor tugs and one foreign-flag ocean liquid tank barge in Freeport, Grand Bahama. The Company has a 50% ownership interest in Kotug. During the six months ended June 30, 2017, the Company and its partner each contributed capital of $0.3 million in cash.
VA&E. VA&E primarily focuses on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product. The Company provides an uncommitted credit facility of up to $3.5 million and a subordinated loan of $3.5 million to VA&E. During the six months ended June 30, 2017, VA&E borrowed $3.5 million on the credit facility. As of June 30, 2017, the outstanding balance on the credit facility and subordinated loan was $7.3 million including accrued and unpaid interest.

Avion. Avion is a distributor of aircraft and aircraft related parts. During the six months ended June 30, 2017, the Company made advances of $1.0 million to Avion. As of June 30, 2017, the Company had outstanding advances to Avion of $4.0 million.

4.	LONG-TERM DEBT
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire SEACOR common stock, par value $0.01 per share (“Common Stock”), 7.375% Senior Notes, 3.0% Convertible Senior Notes, and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of June 30, 2017, the Company’s remaining repurchase authority for the Securities was $90.7 million.
3.0% Convertible Senior Notes. In connection with the Spin-off, the conversion rate of the 3.0% Convertible Senior Notes was adjusted to 12.1789. The Company has reserved the maximum number of shares of Common Stock needed for conversion, or 2,801,147 shares as of June 30, 2017.
2.5% Convertible Senior Notes. During the six months ended June 30, 2017, the Company repurchased $48.4 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $48.6 million. Consideration of $47.4 million was allocated to the settlement of the long-term debt resulting in debt extinguishment gains of $0.1 million included in the accompanying condensed consolidated statements of loss. Consideration of $1.2 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes as included in the accompanying consolidated statements of changes in equity. As of June 30, 2017, the remaining principal amount outstanding of $108.7 million is included in current liabilities as the holders may require the Company to repurchase these notes on December 19, 2017. Subsequent to June 30, 2017, the Company repurchased an additional $6.5 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $6.5 million.
In connection with the Spin-off, the conversion rate of the 2.5% Convertible Senior Notes was adjusted to 18.4176. The Company has reserved the maximum number of shares of Common Stock needed for conversion, or 2,001,993 shares as of June 30, 2017.
7.375% Senior Notes. During the six months ended June 30, 2017, the Company repurchased $7.6 million in principal amount of its 7.375% Senior Notes for $7.7 million resulting in debt extinguishment losses of $0.2 million included in the accompanying condensed consolidated statements of loss. The outstanding principal amount of these notes outstanding was $153.1 million as of June 30, 2017.
SEA-Vista Credit Facility. During the six months ended June 30, 2017, SEA-Vista borrowed $27.9 million and repaid $30.9 million on the Revolving Loan and made scheduled repayments of $1.8 million on the Term A-1 Loan. As of June 30, 2017, SEA-Vista had $17.0 million of remaining borrowing capacity under the Revolving Loan. Subsequent to June 30, 2017, SEA-Vista borrowed $11.0 million on the Revolving Loan.
ICP Revolving Credit Facility. During June 2017, ICP terminated its credit facility, which had no outstanding balance. For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of ICP as discontinued operations (see Notes 1 and 13).
ISH Credit Facility. On July 3, 2017, ISH emerged from bankruptcy pursuant to the Plan. In conjunction with the emergence ISH entered into a $25.0 million credit facility that matures in July 2020. The facility consists of two tranches: (i) a $5.0 million revolving credit facility (the “ISH Revolving Loan”) and (ii) a $20.0 million term loan (the “ISH Term Loan”). The proceeds from the facility will be used for general working capital purposes and contributions to ISH’s creditors in accordance with the Plan. During July 2017, ISH drew $20.0 million under ISH Term Loan and $5.0 million under ISH Revolving Loan and repaid $6.5 million on ISH Term Loan and $3.5 million on ISH Revolving Loan.
Both loans bear interest at a variable rate either determined by reference to the LIBOR rate multiplied by the Statutory Reserve Rate or Prime Rate plus an applicable rate. A quarterly fee is payable on the unused commitment of the ISH Revolving Loan. Beginning September 30, 2017, ISH is required to make quarterly prepayments on the ISH Term Loan of $0.7 million. Commencing with the calendar year ending December 31, 2018, ISH is required to make annual prepayments on the ISH Term Loan in an amount equal to 50% of excess cash flow as defined.
The ISH Credit Facility contains various financial maintenance and restrictive covenants including indebtedness to EBITDA and adjusted EBITDA to interest expense maintenance covenants, as defined. The ISH Credit Facility is non-recourse to SEACOR and its subsidiaries other than ISH.
Other. During the six months ended June 30, 2017, the Company made scheduled payments on other long-term debt of $0.2 million.

Letters of Credit. As of June 30, 2017, the Company had outstanding letters of credit totaling $26.2 million with various expiration dates through 2019, including $16.7 million that have been issued on behalf of SEACOR Marine.
Guarantees. The Company has guaranteed the payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of June 30, 2017, these guarantees on behalf of SEACOR Marine totaled $90.9 million and decline as payments are made on the outstanding obligations.
The Company earns a fee of 50 basis points per annum on these guarantees and outstanding letters of credit. For the three and six months ended June 30, 2017, the Company earned fees of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2016, the Company earned fees of $0.2 million and $0.4 million, respectively.

5.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Cash Flow Hedges. SeaJon, one of the Company’s 50% or less owned companies, had an interest rate swap agreement designated as a cash flow hedge that matured in April 2017. This interest rate swap called for SeaJon to pay a fixed interest rate of 2.79% on the amortized notional value and receive a variable interest rate based on LIBOR on the amortized notional value. By entering into this interest rate swap agreement, SeaJon converted the variable LIBOR component of certain of its outstanding borrowings to a fixed interest rate.
Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the six months ended June 30 as follows (in thousands):

	2017	2016
Exchange option liability on subsidiary convertible senior notes	$19,436	$(2,560)
Forward currency exchange, option and future contracts	291	(107)
Exchange traded commodity swap, option and future contracts	—	2
	$19,727	$(2,665)
The exchange option liability on subsidiary convertible senior notes terminated as a consequence of the Spin-off.
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. As of June 30, 2017, there were no outstanding forward currency exchange contracts.

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
The Company’s financial assets and liabilities as of June 30, 2017 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$75,071	$—	$—
Construction reserve funds	65,429	—	—
______________________

(1)
Marketable security losses, net include unrealized losses of $21.6 million and $21.6 million for the three months ended June 30, 2017 and 2016, respectively, related to marketable security positions held by the Company as of June 30, 2017. Marketable security losses, net include unrealized losses of $0.3 million and $43.3 million for the six months ended June 30, 2017 and 2016, respectively, related to marketable security positions held by the Company as of June 30, 2017.

The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2017 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$225,414	$225,414	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,300	see below
Notes receivable from third parties (included in other receivables and other assets)	12,823	10,881	1,844	—
LIABILITIES
Long-term debt, including current portion(1)	$741,187	$—	$746,682	$—
______________________

(1)	The estimated fair value includes the embedded conversion options on the Company’s 2.5% and 3.0% Convertible Senior Notes.
The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt and notes receivable from third parties was estimated based upon quoted market prices or by using discounted cash flow analyses based on estimated current rates for similar types of arrangements. It was not practicable to estimate the fair value of certain of the Company’s investments, at cost, in 50% or less owned companies because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

7.	STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Securities through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of June 30, 2017, the Company’s repurchase authority for the Securities was $90.7 million.
During the six months ended June 30, 2017, the Company purchased 110,298 shares of Common Stock for treasury for an aggregate purchase price of $7.6 million from its employees to cover their tax withholding obligations related to share award transactions. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorization granted by SEACOR’s Board of Directors.

8.	NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests			June 30, 2017	December 31, 2016
Inland River Services:
Other	3.0%	–	51.8%	$963	$980
Shipping Services:
SEA-Vista	49%			118,798	106,054
Discontinued Operations	1.8%	–	50.0%	14,673	28,190
Other	5.0%	–	14.6%	151	152
				$134,585	$135,376
SEA-Vista. SEA-Vista owns and operates the Company’s fleet of U.S.-flag product tankers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products. As of June 30, 2017, the net assets of SEA-Vista were $242.4 million. During the six months ended June 30, 2017, the net income of SEA-Vista was $26.0 million, of which $12.7 million was attributable to noncontrolling interests. During the six months ended June 30, 2016, the net income of SEA-Vista was $21.7 million, of which $10.6 million was attributable to noncontrolling interests.
Discontinued Operations. As of December 31, 2016, discontinued operations primarily consisted of noncontrolling interests in Windcat Workboats, a subsidiary of SEACOR Marine, and noncontrolling interests in ICP. As of June 30, 2017, discontinued operations consisted of noncontrolling interests in ICP (see Notes 1 and 13).

9.	MULTI-EMPLOYER PENSION PLANS
AMOPP. During the six months ended June 30, 2017, the Company received notification from the AMOPP that the Company’s withdrawal liability as of September 30, 2016 would have been $28.6 million based on an actuarial valuation performed as of that date. That liability may change in future years based on various factors, primarily employee census. As of June 30, 2017, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.

10.    SHARE BASED COMPENSATION
Transactions in connection with the Company’s share based compensation plans during the six months ended June 30, 2017 were as follows:

Director stock awards granted	750
Employee Stock Purchase Plan (“ESPP”) shares issued	14,624
Restricted stock awards granted	144,750
Restricted stock awards canceled	2,117
Stock Option Activities:
Outstanding as of December 31, 2016	1,639,865
Granted(1)	916,258
Exercised	(138,648)
Forfeited	(3,374)
Expired	(21,442)
Outstanding as of June 30, 2017	2,392,659
Shares available for future grants and ESPP purchases as of June 30, 2017(2)	504,570
______________________

(1)	On June 2, 2017, the Company granted 846,353 stock options to existing option holders under make-whole provisions upon the Spin-off of SEACOR Marine.

(2)	Shares available for future grants and ESPP purchases were adjusted on June 2, 2017 to reflect the Spin-off of SEACOR Marine in accordance with make-whole provisions of the plans.

11.	COMMITMENTS AND CONTINGENCIES
The Company's capital commitments as of June 30, 2017 by year of expected payment were as follows (in thousands):

	Remainder of 2017	2018	2019	Total
Shipping Services	$8,356	$2,259	$—	$10,615
Inland River Services	11,780	926	463	13,169
	$20,136	$3,185	$463	$23,784
Shipping Services’ capital commitments included one U.S.-flag chemical and petroleum articulated tug-barge and two U.S.-flag harbor tugs. Inland River Services’ capital commitments included two inland river towboats and other equipment and improvements.
On December 15, 2010, ORM and NRC were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico, which is currently pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order, discussed in turn below. The Company has continually taken the position that all of the B3 claims asserted against ORM and NRC have no merit. On February 16, 2016, all but eleven B3 claims against ORM and NRC were dismissed with prejudice, whether by joinder in the master complaint, individual complaint, or otherwise (the “B3 Dismissal Order”). On August 2, 2016, the Court granted an omnibus motion for summary judgment as it concerns ORM and NRC in its entirety, dismissing the remaining eleven plaintiffs’ against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”).
As noted above, various civil actions concerning the Deepwater Horizon clean-up have been consolidated with the MDL, although a number of them have been dismissed or otherwise resolved. A summary of the remaining claims is as follows:

•
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

•
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

On July 18, 2017, the Court issued an order dismissing all remaining “B3” claims in the MDL with prejudice, with the exception of certain claims specifically listed on an exhibit annexed to the order (the “Master MDL B3 Dismissal Order”). Mr. Dinwiddie, the claimant at issue in the Jambon Action, was not listed in this exhibit to the Master MDL B3 Dismissal Order, and so this claim against ORM and NRC has been dismissed with prejudice. Nathan Fitzgerald, the decedent in the Fitzgerald Action, was listed, and so this claim against the Company remains pending. The Company is unable to estimate the potential exposure, if any, resulting from these matters, to the extent they remain viable, but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean’s own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation (“Cameron”), Halliburton Energy Services, Inc., and M-I L.L.C. (“M-I”) also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC asserted counterclaims against those same parties for identical relief. The remainder of the aforementioned cross-claims in Transocean’s limitation action remain pending, although the Company believes that the potential exposure, if any, resulting from these matters has been reduced as a result of the various developments in the MDL, including the B3 Dismissal Order and Remaining Eleven Plaintiffs’ Dismissal Order, and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the Plaintiffs by exposing them to dispersants during the course and scope of their employment. This case was removed to federal court and ultimately consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 Plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response. This case was consolidated with the MDL on May 10, 2013. By court order, both of these matters were then stayed since they were consolidated with the MDL. The names of only a very small percentage of the claimants in these two matters appear to be listed on the exhibit to the Master MDL B3 Dismissal Order. The Company continues to evaluate the impact of the developments in the MDL, including the settlements discussed below, on these cases, but believes that the potential exposure, if any, resulting from these matters has been reduced as a result of these developments and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company (“BP America”) (collectively “BP”) and the Plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, Plaintiffs’ economic loss claims and clean-up related claims against BP. Both settlements were granted final approval by the Court, all appeals have concluded, and the deadline for submitting claims with respect to both settlements has passed. Although neither the Company, ORM, nor NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the potential exposure, if any, in connection with the various cases relating to the Deepwater Horizon oil spill response and clean-up and continues to evaluate the settlements’ impacts on these cases.
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
12.    SEGMENT INFORMATION
Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Certain reclassifications of prior period information have been made to conform the current period’s reportable segment presentation as a result of the Company’s presentation of discontinued operations (see Notes 1 and 13). The Company’s basis of measurement of segment profit or loss is as previously defined in the Company’s Annual report on Form 10-K for the year ended December 31, 2016.
The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Inland River Services $’000	Shipping Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2017
Operating Revenues:
External customers	37,644	72,023	6,008	116	—	115,791
Intersegment	—	—	53	—	(53)	—
	37,644	72,023	6,061	116	(53)	115,791
Costs and Expenses:
Operating	31,902	33,850	4,043	—	(109)	69,686
Administrative and general	4,725	8,028	2,462	225	10,100	25,540
Depreciation and amortization	6,483	10,115	205	—	666	17,469
	43,110	51,993	6,710	225	10,657	112,695
Gains on Asset Dispositions, Net	5,891	6	—	—	—	5,897
Operating Income (Loss)	425	20,036	(649)	(109)	(10,710)	8,993
Other Income (Expense):
Derivative gains, net	—	—	—	—	16,897	16,897
Foreign currency gains (losses), net	(1,630)	8	23	—	129	(1,470)
Other, net	—	421	—	—	3	424
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(1,264)	5,621	(20)	(2,004)	—	2,333
Segment Profit (Loss)	(2,469)	26,086	(646)	(2,113)
Other Income (Expense) not included in Segment Profit (Loss)						(31,297)
Less Equity Earnings included in Segment Profit (Loss)						(2,333)
Loss Before Taxes, Equity Earnings and Discontinued Operations						(6,453)

	Inland River Services $’000	Shipping Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2017
Operating Revenues:
External customers	80,313	139,662	13,998	232	—	234,205
Intersegment	—	—	71	—	(71)	—
	80,313	139,662	14,069	232	(71)	234,205
Costs and Expenses:
Operating	64,471	71,204	9,415	—	(192)	144,898
Administrative and general	8,517	15,116	5,681	379	18,725	48,418
Depreciation and amortization	13,075	19,276	407	—	1,430	34,188
	86,063	105,596	15,503	379	19,963	227,504
Gains (Losses) on Asset Dispositions and Impairments, Net	6,124	(415)	—	—	—	5,709
Operating Income (Loss)	374	33,651	(1,434)	(147)	(20,034)	12,410
Other Income (Expense):
Derivative gains, net	—	—	—	—	19,727	19,727
Foreign currency gains (losses), net	(262)	3	33	—	155	(71)
Other, net	—	59	—	(300)	245	4
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(3,642)	6,657	137	(711)	—	2,441
Segment Profit (Loss)	(3,530)	40,370	(1,264)	(1,158)
Other Income (Expense) not included in Segment Profit (Loss)						(18,631)
Less Equity Earnings included in Segment Profit (Loss)						(2,441)
Income Before Taxes, Equity Earnings and Discontinued Operations						13,439

Capital Expenditures	22,754	58,018	60	—	155	80,987

As of June 30, 2017
Property and Equipment:
Historical cost	421,117	888,563	1,227	—	29,493	1,340,400
Accumulated depreciation	(170,162)	(277,257)	(892)	—	(19,614)	(467,925)
	250,955	611,306	335	—	9,879	872,475
Construction in progress	17,598	115,939	—	—	—	133,537
Net property and equipment	268,553	727,245	335	—	9,879	1,006,012
Investments, at Equity, and Advances to 50% or Less Owned Companies	66,956	48,486	663	58,001	—	174,106
Inventories	1,517	744	183	—	—	2,444
Goodwill	2,391	1,852	28,506	—	—	32,749
Intangible Assets	11,238	—	7,693	—	—	18,931
Other current and long-term assets, excluding cash and near cash assets(1)	42,253	24,367	13,190	11,427	26,792	118,029
Segment Assets	392,908	802,694	50,570	69,428
Cash and near cash assets(1)						365,914
Discontinued Operations						55,700
Total Assets						1,773,885
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities and construction reserve funds.

	Inland River Services $’000	Shipping Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2016
Operating Revenues:
External customers	33,814	55,620	10,098	115	—	99,647
Intersegment	—	—	48	—	(48)	—
	33,814	55,620	10,146	115	(48)	99,647
Costs and Expenses:
Operating	27,446	30,269	6,427	—	(115)	64,027
Administrative and general	3,777	7,337	3,475	174	6,598	21,361
Depreciation and amortization	6,254	7,415	448	—	926	15,043
	37,477	45,021	10,350	174	7,409	100,431
Gains on Asset Dispositions, Net	2,580	6	—	—	—	2,586
Operating Income (Loss)	(1,083)	10,605	(204)	(59)	(7,457)	1,802
Other Income (Expense):
Derivative losses, net	—	—	—	—	(2,574)	(2,574)
Foreign currency gains (losses), net	1,018	(6)	(74)	1	(142)	797
Other, net	(4)	(928)	—	(6,723)	3	(7,652)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(1,677)	(1,591)	100	(679)	—	(3,847)
Segment Profit (Loss)	(1,746)	8,080	(178)	(7,460)
Other Income (Expense) not included in Segment Profit (Loss)						(25,923)
Less Equity Losses included in Segment Profit (Loss)						3,847
Loss Before Taxes, Equity Losses and Discontinued Operations						(33,550)

	Inland River Services $’000	Shipping Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2016
Operating Revenues:
External customers	73,428	112,675	18,346	250	—	204,699
Intersegment	—	—	84	—	(84)	—
	73,428	112,675	18,430	250	(84)	204,699
Costs and Expenses:
Operating	57,564	57,503	12,232	—	(236)	127,063
Administrative and general	7,689	14,255	7,448	424	14,221	44,037
Depreciation and amortization	13,391	13,977	903	—	1,870	30,141
	78,644	85,735	20,583	424	15,855	201,241
Gains (Losses) on Asset Dispositions, Net	3,185	—	(2)	—	—	3,183
Operating Income (Loss)	(2,031)	26,940	(2,155)	(174)	(15,939)	6,641
Other Income (Expense):
Derivative losses, net	—	—	—	—	(2,665)	(2,665)
Foreign currency gains (losses), net	2,455	(9)	(100)	—	48	2,394
Other, net	(4)	(927)	—	(6,723)	5	(7,649)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(4,455)	(1,565)	186	(223)	—	(6,057)
Segment Profit (Loss)	(4,035)	24,439	(2,069)	(7,120)
Other Income (Expense) not included in Segment Profit (Loss)						(49,461)
Less Equity Losses included in Segment Profit (Loss)						6,057
Loss Before Taxes, Equity Losses and Discontinued Operations						(50,740)

Capital Expenditures	7,705	148,410	—	—	(125)	155,990

As of June 30, 2016
Property and Equipment:
Historical cost	386,216	588,649	2,861	—	30,711	1,008,437
Accumulated depreciation	(154,893)	(244,910)	(2,476)	—	(16,519)	(418,798)
	231,323	343,739	385	—	14,192	589,639
Construction in progress	7,663	290,582	—	—	(1,524)	296,721
Net property and equipment	238,986	634,321	385	—	12,668	886,360
Investments, at Equity, and Advances to 50% or Less Owned Companies	79,154	56,385	611	59,202	—	195,352
Inventories	1,824	799	99	—	—	2,722
Goodwill	2,418	1,852	48,124	—	—	52,394
Intangible Assets	5,521	—	18,595	—	—	24,116
Other current and long-term assets, excluding cash and near cash assets(1)	45,428	27,477	14,983	7,961	3,803	99,652
Segment Assets	373,331	720,834	82,797	67,163
Cash and near cash assets(1)						539,897
Discontinued Operations						1,200,824
Total Assets						3,001,317
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities and construction reserve funds.

13.    DISCONTINUED OPERATIONS
The Company’s discontinued operations consist of SEACOR Marine and ICP and following the Spin-off and sale the Company has no continuing involvement in either of these business (see Note 1). As of June 30, 2017, the balances for discontinued operations included in the accompanying condensed consolidated balance sheets relate to ICP and consist primarily of working capital items including accounts receivable, inventories and accrued expenses, and property and equipment. Summarized selected operating results of the Company’s discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
SEACOR Marine
Operating Revenues	$27,987	$57,271	$62,291	$117,150
Costs and Expenses:
Operating	32,509	44,245	65,888	93,095
Administrative and general	17,856	11,929	29,682	24,327
Depreciation and amortization	9,678	15,254	22,181	30,092
	60,043	71,428	117,751	147,514
Gains (Losses) on Asset Dispositions and Impairments, Net	(600)	(20,357)	4,219	(20,737)
Operating Loss	(32,656)	(34,514)	(51,241)	(51,101)
Other Income (Expense), Net	(5,346)	(6,702)	1,780	(11,682)
Income Tax Benefit	(9,509)	(13,742)	(12,931)	(20,568)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,225	(3,315)	1,663	(1,154)
Net Loss	$(27,268)	$(30,789)	$(34,867)	$(43,369)
Net Loss Attributable to Noncontrolling Interests	$(1,688)	$(209)	$(1,892)	$(831)

ICP
Operating Revenues	$39,676	$40,576	$78,061	$90,185
Costs and Expenses:
Operating	40,205	36,153	76,306	82,442
Administrative and general	1,363	912	2,109	1,568
Depreciation and amortization	1,179	1,064	2,354	2,117
	42,747	38,129	80,769	86,127
Operating Income (Loss)	(3,071)	2,447	(2,708)	4,058
Other Income, Net	487	1,791	2,335	2,477
Income Tax Expense (Benefit)	(668)	1,267	67	1,982
Net Income (Loss)	$(1,916)	$2,971	$(440)	$4,553
Net Income (Loss) Attributable to Noncontrolling Interests	$(915)	$984	$(539)	$1,406

Eliminations
Operating Revenues	$(520)	$(456)	$(1,176)	$(1,068)
Costs and Expenses:
Operating	(561)	(543)	(1,289)	(1,250)
Administrative and general	(19)	(27)	(42)	(53)
	(580)	(570)	(1,331)	(1,303)
Operating Income	60	114	155	235
Other Income, Net	795	884	1,738	1,917
Income Tax Expense	300	349	663	753
Net Income	$555	$649	$1,230	$1,399

Loss from Discontinued Operations, Net of Tax	$(28,629)	$(27,169)	$(34,077)	$(37,417)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this Form 10-Q as well as in other reports, materials and oral statements that the Company releases from time to time constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements. Actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels, increased government legislation and regulation of the Company’s businesses could increase cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with the provision of emergency response services, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Shipping Services, decreased demand for Shipping Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations and economic sanctions, the dependence of Inland River Services and Shipping Services on several key customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Shipping Acts on the amount of foreign ownership of the Company’s Common Stock, operational risks of Inland River Services and Shipping Services, effects of adverse weather conditions and seasonality, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors on Inland River Services’ operations, adequacy of insurance coverage ,the ability to recognize the anticipated benefits of the Spin-off, the ability to remediate the material weaknesses the Company has identified in its internal controls over financial reporting, the attraction and retention of qualified personnel by the Company, and various other matters and factors, many of which are beyond the Company’s control as well as those discussed in Item 1A (Risk Factors) of the Company’s Annual report on Form 10-K and other reports filed by the Company with the SEC. It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its filings with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (if any). These statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995.
Overview
The Company’s operations are divided into three main business segments – Inland River Services, Shipping Services and Witt O’Brien’s. The Company also has activities, referred to and described under Other, that primarily include lending and leasing activities and noncontrolling investments in various other businesses.
Discontinued Operations. On June 1, 2017, the Company completed the spin-off of SEACOR Marine Holdings Inc. (“SEACOR Marine”), the company that operated SEACOR’s Offshore Marine Services business segment (the “Spin-off”), by means of a dividend of all the issued and outstanding common stock of SEACOR Marine to SEACOR’s shareholders . SEACOR Marine is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol “SMHI.” The Company provides certain transition services to SEACOR Marine, including, among other things, human resource and benefit administration, information technology infrastructure, cash management and general accounting support services.
On July 3, 2017, the Company effected the sale of its 70% interest in Illinois Corn Processing LLC (“ICP”), the company that operated SEACOR’s Illinois Corn Processing business segment, through a merger transaction whereby the Company received $21.0 million in cash and issued a note to the buyer for $32.7 million, subject to a working capital adjustment, resulting in a third quarter gain of $11.6 million, net of tax. The obligations of ICP under the promissory note are secured by the equity and substantially all of the assets of ICP. ICP operates a single-site alcohol manufacturing, storage and distribution facility producing alcohol used in the food, beverage, industrial and petrochemical end-markets.
Historical results for all periods presented herein, present the financial position, results of operations and cash flows of SEACOR Marine and ICP as discontinued operations.
Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and six months (“Current Six Months”) ended June 30, 2017 compared with the three months (“Prior Year Quarter”) and six months (“Prior Six Months”) ended June 30, 2016. See “Item 1. Financial Statements—Note 12. Segment Information” included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the meaning given to those terms used in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Inland River Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	34,611	92	32,543	96	75,076	93	71,908	98
Foreign	3,033	8	1,271	4	5,237	7	1,520	2
	37,644	100	33,814	100	80,313	100	73,428	100
Costs and Expenses:
Operating:
Barge logistics	20,317	54	17,303	51	40,788	51	31,977	44
Personnel	4,517	12	4,145	12	8,582	11	11,125	15
Repairs and maintenance	721	2	824	2	1,719	2	2,769	4
Insurance and loss reserves	380	1	825	2	1,054	1	1,851	2
Fuel, lubes and supplies	1,624	4	851	4	3,426	4	2,465	3
Leased-in equipment	1,286	4	1,138	3	3,251	4	2,938	4
Other	3,057	8	2,360	7	5,651	7	4,439	6
	31,902	85	27,446	81	64,471	80	57,564	78
Administrative and general	4,725	13	3,777	11	8,517	11	7,689	10
Depreciation and amortization	6,483	17	6,254	19	13,075	16	13,391	18
	43,110	115	37,477	111	86,063	107	78,644	106
Gains on Asset Dispositions, Net	5,891	16	2,580	8	6,124	8	3,185	4
Operating Income (Loss)	425	1	(1,083)	(3)	374	1	(2,031)	(2)
Other Income (Expense):
Foreign currency gains (losses), net	(1,630)	(4)	1,018	3	(262)	—	2,455	3
Other, net	—	—	(4)	—	—	—	(4)	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(1,264)	(4)	(1,677)	(5)	(3,642)	(5)	(4,455)	(6)
Segment Loss(1)	(2,469)	(7)	(1,746)	(5)	(3,530)	(4)	(4,035)	(5)
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Dry-cargo barge pools	21,239	56	20,279	60	47,029	59	40,529	55
Charter-out of dry-cargo barges	495	1	903	3	1,103	1	1,805	2
Liquid unit tow operations(1)	—	—	1,011	3	—	—	7,130	10
Terminal operations	7,247	19	5,850	17	15,943	20	12,925	18
Fleeting operations	4,626	13	3,190	9	8,908	11	6,459	9
Inland river towboat operations and other activities	4,037	11	2,581	8	7,330	9	4,580	6
	37,644	100	33,814	100	80,313	100	73,428	100
______________________

(1)	The Company sold the equipment used in the liquid unit tow operations during April 2016.
Dry-Cargo Barge Pools Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry-cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Tons	%	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	556	41	667	51	1,496	47	1,492	53
Non-Grain	796	59	642	49	1,695	53	1,320	47
	1,352	100	1,309	100	3,191	100	2,812	100

	Days		Days		Days		Days
Available barge days	57,173		51,870		112,742		103,740
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $3.8 million higher in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues from the dry-cargo barge pools were $1.0 million higher primarily due to increased loadings and higher storage revenue. As of June 30, 2017, approximately 16% of the Company's dry-cargo barge pool fleet was idled compared with 11% in the Prior Year Quarter. Operating revenues from the charter-out of dry-cargo barges were $0.4 million lower primarily due to barges coming off charter and being placed in the dry-cargo barge pool. Operating revenues from liquid unit tow operations were $1.0 million lower following the sale of equipment during the second quarter of 2016. Operating revenues from terminal operations were $1.4 million higher primarily due to increased container movements in new terminal locations. Operating revenues from fleeting operations were $1.4 million higher primarily due to higher activity levels and the acquisition of fleeting assets during the fourth quarter of 2016. Operating revenues from the inland river towboat operations and other activities were $1.4 million higher primarily due to increased activity for the Company’s liquid tank barge operations in Colombia.
Operating Expenses. Operating expenses were $4.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. Barge logistics expenses were $3.0 million higher primarily due to higher towing and switching costs as a consequence of higher activity levels and increased towing rates. Fuel, lubes and supplies costs were $0.8 million higher primarily due to the acquisition of fleeting assets during the fourth quarter of 2016 and increased activity in the Company’s liquid tank barge operations in Colombia. Other operating expenses were $0.7 million higher primarily due to increased container movements and higher trucking rates supporting terminal operations.
Administrative and General. Administrative and general expenses were $0.9 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to higher compensation costs related to the accelerated vesting of share awards as a consequence of the Spin-off.

Gains on Asset Dispositions, Net. During the Current Year Quarter, the Company sold one towboat and 50 dry-cargo barges for net proceeds of $18.8 million and gains of $13.0 million, of which $5.3 million were recognized currently and $7.7 million were deferred. Equipment dispositions included the sale-leaseback of 50 dry cargo barges for $12.5 million with leaseback terms of 84 months. In addition, the Company recognized previously deferred gains of $0.6 million. During the Prior Year Quarter, the Company sold 20 30,000 barrel inland river liquid tank barges, the rights to eight leased-in 30,000 barrel inland river liquid tank barges and 14 inland river towboats for net proceeds of $90.0 million and gains of $2.0 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $0.6 million.
Operating Income (Loss). Excluding gains on asset dispositions, operating loss as a percentage of operating revenues was 15% in the Current Year Quarter compared with 11% in the Prior Year Quarter primarily due to lower dry-cargo barge earnings partially offset by increased activity for the Company’s liquid tank barge operations in Colombia.
Foreign currency gains (losses), net. During the Current Year Quarter foreign currency losses, net were primarily due to the weakening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations. During the Prior Year Quarter foreign currency gains, net were primarily due to the strengthening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Current Year Quarter, equity in losses of 50% owned companies, net of tax, reflected an improvement in the operating results of SCFCo. In addition, losses from SCF Bunge Marine were primarily due to lower activity levels from navigational restrictions as a consequence of high water conditions and higher repairs and maintenance costs related to an engine overhaul for one of its inland river towboats. In addition, the Company recognized interest income (not a component of segment profit) of $0.8 million and deferred gains of $0.5 million on notes due from and equipment previously sold to SCFCo.
During the Prior Year Quarter, equity in losses of 50% or less owned companies, net of tax, primarily related to SCFCo as a consequence of continued weakness in the iron ore and grain markets. In addition, the Company recognized interest income (not a component of segment profit) of $0.8 million and deferred gains of $0.5 million on notes due from and equipment previously sold to SCFCo.
Current Six Months compared with Prior Six Months
Operating Revenues. Operating revenues were $6.9 million higher in the Current Six Months compared with the Prior Six Months. Operating revenues from the dry-cargo barge pools were $6.5 million higher primarily due to increased loadings and higher demurrage revenue. Operating revenues from the charter-out of dry-cargo barges were $0.7 million lower primarily due to barges coming off charter and being placed in the dry-cargo barge pool. Operating revenues from liquid unit tow operations were $7.1 million lower primarily due to the sale of equipment in the second quarter of 2016. Operating revenues from terminal operations were $3.0 million higher primarily due to increased container movements in new terminal locations. Operating revenues from fleeting operations were $2.4 million higher primarily due to higher activity levels and the acquisition of fleeting assets during the fourth quarter of 2016. Operating revenues from inland river towboat operations and other activities were $2.8 million higher primarily due to increased activity for the Company’s liquid tank barge operations in Colombia.
Operating Expenses. Operating expenses were $6.9 million higher in the Current Six Months compared with the Prior Six Months. Barge logistics expenses were $8.8 million higher primarily due to higher towing and switching costs as a consequence of higher activity levels and increased towing rates. Personnel costs were $2.5 million lower primarily due to the sale of the liquid unit tow equipment in the second quarter of 2016, partially offset by the acquisition of fleeting assets during the fourth quarter of 2016. Repair and maintenance costs were $1.1 million lower and insurance and loss reserves were $0.8 million lower primarily due to the sale of the liquid unit tow equipment in the second quarter of 2016. Fuel, lubes and supplies were $1.0 million higher primarily due to the acquisition of fleeting assets during the fourth quarter of 2016 and increased activity in the Company’s liquid tank barge operations in Colombia. Other operating expenses were $1.2 million higher primarily due to increased container movements and higher trucking rates supporting terminal operations.
Administrative and General. Administrative and general expenses were $0.8 million higher in the Current Six Months compared with the Prior Six Months primarily due to higher compensation costs related to the accelerated vesting of share awards as a consequence of the Spin-off.
Gains on Asset Dispositions. During the Current Six Months, the Company sold one towboat, 50 dry-cargo barges and other property and equipment for net proceeds of $19.8 million and gains of $13.0 million, of which $5.3 million were recognized currently and $7.7 million were deferred. Equipment dispositions included the sale-leaseback of 50 dry cargo barges for $12.5 million with leaseback terms of 84 months. In addition, the Company recognized previously deferred gains of $1.2 million. The Company also recognized a loss of $0.4 million related to the total loss of one inland river specialty barge. During the Prior Six Months, the Company sold 20 30,000 barrel inland river liquid tank barges, the rights to eight leased-in 30,000 barrel inland river liquid tank barges and 14 inland river towboats for net proceeds of $90.0 million and gains of $2.0 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $1.2 million.

Operating Income (Loss). Excluding gains on asset dispositions, operating loss as a percentage of operating revenues was 7% in the Current Six Months and the Prior Six Months.
Foreign currency gains (losses), net. During the Current Six Months foreign currency losses, net were primarily due to the weakening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations. During the Prior Six Months foreign currency gains, net were primarily due to the strengthening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Current Six Months, equity in losses of 50% owned companies, net of tax, reflected an improvement in the operating results of SCFCo as a consequence of improving market conditions for iron ore, industrial commodities and agricultural products. In addition, losses from Bunge SCF Grain were primarily due to lower through-put volumes and suppressed margins. In addition, the Company recognized interest income (not a component of segment profit) of $1.7 million and deferred gains of $0.9 million on notes due from and equipment previously sold to SCFCo.
During the Prior Six Months, equity in losses in 50% or less owned companies, net of tax, primarily relates to SCFCo as a consequence of continued weakness in the iron ore and grain markets. In addition, the Company recognized interest income (not a component of segment profit) of $1.6 million and deferred gains of $0.9 million on notes due from and equipment previously sold to SCFCo.
Fleet Count
The composition of Inland River Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2017
Dry-cargo barges	641	258	50	494	1,443
Liquid tank barges:
10,000 barrel	18	—	—	—	18
30,000 barrel	1	—	—	—	1
Specialty barges	10	—	—	—	10
Towboats:
4,000 hp - 6,600 hp	2	11	4	—	17
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	2	2	—	—	4
Harbor boats:
1,100 hp - 2,000 hp	9	—	6	—	15
Less than 1,100 hp	9	—	—	—	9
	693	271	60	494	1,518
2016
Dry-cargo barges	645	258	—	490	1,393
Liquid tank barges:
10,000 barrel	18	—	—	—	18
Specialty barges	11	—	—	—	11
Towboats:
4,000 hp - 6,600 hp	2	11	4	—	17
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	2	2	—	—	4
Harbor boats:
1,100 hp - 2,000 hp	7	—	6	—	13
Less than 1,100 hp	6	—	—	—	6
	692	271	10	490	1,463

Shipping Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	57,737	80	43,441	78	112,944	81	89,379	79
Foreign	14,286	20	12,179	22	26,718	19	23,296	21
	72,023	100	55,620	100	139,662	100	112,675	100
Costs and Expenses:
Operating:
Personnel	15,175	21	10,956	20	29,650	21	21,331	19
Repairs and maintenance	2,364	3	3,363	5	6,074	4	5,394	5
Drydocking	438	1	530	1	3,390	3	1,636	2
Insurance and loss reserves	1,740	2	1,536	3	3,382	3	2,545	2
Fuel, lubes and supplies	3,423	5	3,215	6	7,298	5	6,128	5
Leased-in equipment	5,925	8	6,236	11	12,427	9	12,388	11
Other	4,785	7	4,433	8	8,983	6	8,081	7
	33,850	47	30,269	54	71,204	51	57,503	51
Administrative and general	8,028	11	7,337	13	15,116	11	14,255	13
Depreciation and amortization	10,115	14	7,415	13	19,276	14	13,977	12
	51,993	72	45,021	80	105,596	76	85,735	76
Gains (Losses) on Asset Dispositions and Impairments, Net	6	—	6	—	(415)	—	—	—
Operating Income	20,036	28	10,605	20	33,651	24	26,940	24
Other Income (Expense):
Foreign currency gains (losses), net	8	—	(6)	—	3	—	(9)	—
Other, net	421	—	(928)	(2)	59	—	(927)	(1)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	5,621	8	(1,591)	(3)	6,657	5	(1,565)	(1)
Segment Profit(1)	26,086	36	8,080	15	40,370	29	24,439	22
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Petroleum Transportation:
Time charter	29,608	41	18,317	33	57,931	42	37,472	33
Bareboat charter	8,649	12	8,649	15	17,202	12	17,297	15
Contract of affreightment	2,329	3	—	—	2,596	2	—	—
Harbor towing and bunkering	18,215	25	17,126	31	37,172	27	35,937	32
Short-sea transportation	12,962	18	11,028	20	24,330	17	20,912	19
Technical management services	260	1	500	1	431	—	1,057	1
	72,023	100	55,620	100	139,662	100	112,675	100

Operating Revenues. Operating revenues were $16.4 million higher in the Current Year Quarter compared with the Prior Year Quarter and $27.0 million higher in the Current Six Months compared with the Prior Six Months.
Operating revenues for petroleum transportation were $13.6 million higher in the Current Year Quarter compared with the Prior Year Quarter and $23.0 million higher in the Current Six Months compared with the Prior Six Months primarily due to fewer out-of-service days and placing three newly built U.S.-flag product tankers into service partially offset by lower time charter rates for two U.S.-flag product tankers.
Operating revenues for harbor towing and bunkering were $1.1 million higher in the Current Year Quarter compared with the Prior Year Quarter and $1.2 million higher in the Current Six Months compared with the Prior Six Months primarily due to the commencement of a time charter contract for one U.S.-flag offshore tug during February 2017 and a bareboat charter contract for two foreign-flag harbor tugs during April 2017.
Operating revenues for short-sea transportation were $1.9 million higher in the Current Year Quarter compared with the Prior Year Quarter and $3.4 million higher in the Current Six Months compared with the Prior Six Months primarily due to higher cargo shipping demand.
Operating Expenses. Operating expenses were $3.6 million higher in the Current Year Quarter compared with the Prior Year Quarter and $13.7 million higher in the Current Six Months compared with the Prior Six Months.
Personnel costs were $4.2 million higher in the Current Year Quarter compared with the Prior Year Quarter and $8.3 million higher in the Current Six Months compared with the Prior Six Months primarily due to placing three newly built U.S.-flag product tankers into service and the commencement of a time charter contract for one U.S.-flag offshore tug during February 2017.
Repairs and maintenance costs were $1.0 million lower in the Current Year Quarter compared with the Prior Year Quarter and $0.7 million higher in the Current Six Months compared with the Prior Six Months primarily due to the timing of major repairs for harbor towing equipment.
Drydocking costs were $1.8 million higher in the Current Six Months compared with the Prior Six Months primarily due to higher drydocking activity for harbor tugs and short-sea transportation vessels.
Insurance and loss reserves were $0.8 million higher in the Current Six Months compared with the Prior Six Months primarily due to placing three newly built U.S.-flag product tankers into service and higher claims activity for short-sea transportation.
Fuel, lubes and supplies costs were $1.2 million higher in the Current Six Months compared with the Prior Six Months primarily due to costs associated with placing three newly built U.S.-flag product tankers into service and higher fuel costs for harbor tugs and short-sea transportation vessels.
Other expenses were $0.4 million higher in the Current Year Quarter compared with the Prior Year Quarter and $0.9 million higher in the Current Six Months compared with the Prior Six Months primarily due to higher port charges for one newly built U.S.-flag product tanker while operating under a voyage charter contract and higher trucking and stevedoring costs for short-sea transportation.
Administrative and General. Administrative and general expenses were $0.7 million higher in the Current Year Quarter compared with the Prior Year Quarter and $0.9 million higher in the Current Six Months compared with the Prior Six Months primarily due to higher compensation costs related to the accelerated vesting of share awards as a consequence of the Spin-off.
Depreciation and Amortization. Depreciation and amortization expenses were $2.7 million higher in the Current Year Quarter compared with the Prior Year Quarter and $5.3 million higher in the Current Six Months compared with the Prior Six Months primarily due to placing three newly built U.S.-flag product tankers into service.
Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Six Months, the Company recognized an impairment charge of $0.4 million related to the cancellation of an upgrade project for one U.S.-flag harbor tug.
Operating Income. Operating income as a percentage of operating revenues was 28% in the Current Year Quarter compared with 20% in the Prior Year Quarter primarily due to placing three newly built U.S.-flag product tankers into service. Operating income as a percentage of operating revenues was 24% in the Current Six Months and in the Prior Six Months.
Other, net. During the Prior Year Quarter and Prior Six Months, the Company recognized a $1.0 million impairment charge related to one of its cost investments.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. The Company recognized equity in earnings of 50% or less owned companies, net of tax, of $5.6 million in the Current Year Quarter and $6.7 million in the Current Six Months compared with equity in losses of 50% or less owned companies, net of tax, of $1.6 million in the Prior Year Quarter and in the Prior Six Months primarily due to improved results from Trailer Bridge following its recapitalization during December 2016 and the sale of an U.S.-flag dry-bulk articulated tug-barge by SeaJon during June 2017. These improvements were partially offset by gains from the sale for scrap of a U.S.-flag crude oil tanker by SEA-Access in the Prior Year Quarter and Prior Six Months and start-up costs incurred by Kotug, the Company’s bunkering operation in Freeport, Grand Bahama in the Current Year Quarter and Current Six Months. In addition, the Company recognized interest income on notes due from Trailer Bridge (not a component of segment profit) of $0.2 million in the Current Year Quarter and $0.4 million in the Current Six Months compared with $2.6 million in the Prior Year Quarter and $5.0 million in the Prior Six Months.
Fleet Count
The composition of Shipping Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Total
2017
Petroleum and Gas Transportation:
Product tankers - U.S.-flag	7	—	3	10
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	8	23
Harbor tugs - Foreign-flag	6	2	—	8
Offshore tug - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	1	—	1
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
	41	10	11	62
2016
Petroleum and Gas Transportation:
Product tankers - U.S.-flag	5	—	3	8
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tug - U.S.-flag	—	1	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry-bulk articulated tug-barge - U.S.-flag	—	1	—	1
	36	9	12	57
______________________

(1)	Roll On/Roll Off.

Witt O’Brien’s and Other
Segment loss of Witt O’Brien’s and the Company's Other activities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	$’000	$’000	$’000	$’000
Witt O’Brien’s	(646)	(178)	(1,264)	(2,069)
Other activities(1)(2)	(2,113)	(7,460)	(1,158)	(7,120)
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
Witt O’Brien’s. Segment loss in the Current Six Months improved by $0.8 million compared with the Prior Six Months, primarily due to a reduction in bad debt expense.
Other activities. During the Prior Year Quarter and Prior Six Months, other activities included a $6.7 million reserve for one of the Company’s notes receivable from third parties following a decline in the underlying collateral value.
Corporate and Eliminations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	$’000	$’000	$’000	$’000
Corporate Expenses	(10,730)	(7,459)	(20,070)	(15,941)
Eliminations	20	2	36	2
Operating Loss	(10,710)	(7,457)	(20,034)	(15,939)
Other Income (Expense):
Derivative gains (losses), net	16,897	(2,574)	19,727	(2,665)
Foreign currency gains (losses), net	129	(142)	155	48
Other, net	3	3	245	5
Corporate Expenses. Corporate expenses in the Current Year Quarter and Current Six Months were higher primarily due to higher compensation costs related to the accelerated vesting of share awards as a consequence of the Spin-off.
Derivative gains (losses), net. Derivative gains and losses, net in the Current Year Quarter, Current Six Months, Prior Year Quarter and Prior Six Months primarily relate to changes in the fair value of the exchange option liability on SEACOR Marine’s convertible senior notes. Upon the Spin-off, the exchange option on subsidiary convertible senior notes was terminated as the notes became convertible only into the common stock of SEACOR Marine.
Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	$’000	$’000	$’000	$’000
Interest income	2,150	4,179	4,284	8,608
Interest expense	(11,676)	(10,258)	(21,980)	(19,937)
Debt extinguishment gains (losses), net	(97)	1,615	(97)	4,838
Marketable security losses, net	(21,674)	(21,459)	(838)	(42,970)
	(31,297)	(25,923)	(18,631)	(49,461)
Interest Income. Interest income in the Current Year Quarter was lower compared with the Prior Year Quarter primarily due to lower outstanding balances of notes receivables from 50% or less owned companies following the exchange of notes receivable from Trailer Bridge for equity during the fourth quarter of 2016.

Interest Expense. Interest expense in the Current Year Quarter and Current Six Months was higher compared with the Prior Year Quarter and Prior Six Months primarily due to higher interest expense on the SEA-Vista Credit Facility as well as lower capitalized interest partially offset by lower interest expense due to the repurchase of a portion of the Company’s 7.375% Senior Notes and 2.5% Convertible Senior Notes as described below.
Debt Extinguishment Gains (Losses), net. During the Current Year Quarter and Current Six Months, the Company repurchased $7.6 million in principal amount of its 7.375% Senior Notes for $7.7 million resulting in losses on debt extinguishment of $0.2 million and repurchased $48.4 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $48.6 million resulting in gains on debt extinguishment of $0.1 million. During the Prior Year Quarter and Prior Six Months, the Company repurchased $8.7 million and $22.6 million, respectively, in principal amount of its 7.375% Senior Notes for $8.4 million and $20.3 million, respectively, resulting in gains on debt extinguishment of $0.3 million and $2.1 million, respectively, and repurchased $55.8 million and $76.0 million, respectively, in principal amount of its 2.5% Convertible Senior Notes for total consideration of $54.9 million and $73.8 million, respectively, resulting in gains on debt extinguishment of $1.4 million and $2.7 million, respectively.
Marketable Security Losses, net. The Company’s most significant marketable security position is its investment in 9,177,135 shares of Dorian LPG Ltd. (“Dorian”), a publicly traded company listed on the New York Stock Exchange under the symbol “LPG.” Marketable security losses during the Current Year Quarter, Current Six Months, Prior Year Quarter and Prior Six Months are primarily related to unrealized losses related to the Company’s investment in Dorian.
Income Taxes
During the six months ended June 30, 2017, the Company’s effective income tax rate of 1.7% was primarily due to taxes not provided on income attributable to noncontrolling interests.
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
The Company's capital commitments as of June 30, 2017 by year of expected payment were as follows (in thousands):

	Remainder of 2017	2018	2019	Total
Shipping Services	$8,356	$2,259	$—	$10,615
Inland River Services	11,780	926	463	13,169
	$20,136	$3,185	$463	$23,784

As of June 30, 2017, the Company had outstanding debt of $741.2 million, net of discounts and issuance costs, and letters of credit totaling $26.2 million with various expiration dates through 2019. In addition, as of June 30, 2017, the Company has guaranteed payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine totaling $107.7 million (including $16.7 million of the letters of credit included above), which decline as payments are made on the outstanding obligations. As of June 30, 2017, the holders of the Company’s outstanding principal balances of $108.7 million for the 2.5% Convertible Senior Notes and $230.0 million for the 3.0% Convertible Senior Notes may require the Company to repurchase the notes on December 19, 2017 and November 19, 2020, respectively. The Company’s long-term debt maturities, assuming the note holders require the Company to repurchase the notes on those dates, are as follows (in thousands):

Remainder of 2017	$118,344
2018	17,916
2019	169,301
2020	461,996
2021	403
Years subsequent to 2021	6,785
$774,745
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of June 30, 2017, the Company’s repurchase authority for the Securities was $90.7 million.
As of June 30, 2017, the Company held balances of cash, cash equivalents, restricted cash, marketable securities and construction reserve funds totaling $365.9 million. As of June 30, 2017, construction reserve funds of $65.4 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire qualifying equipment. Additionally, the Company had $17.0 million available under its SEA-Vista credit facility. Subsequent to June 30, 2017, the Company borrowed $11.0 million under this facility to fund its capital commitments and for general working capital purposes.
Summary of Cash Flows

	Six Months Ended June 30,
	2017	2016
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities-Continuing Operations	77,351	46,268
Operating Activities-Discontinued Operations	26,686	(11,752)
Investing Activities-Continuing Operations	(54,781)	(122)
Investing Activities-Discontinued Operations	(15,773)	26,075
Financing Activities-Continuing Operations	(60,939)	(43,155)
Financing Activities-Discontinued Operations	(7,149)	(5,680)
Effects of Exchange Rate Changes on Cash and Cash Equivalents-Continuing Operations	913	(1,571)
Effects of Exchange Rate Changes on Cash and Cash Equivalents-Discontinued Operations	208	483
Increase (Decrease) in Cash and Cash Equivalents	(33,484)	10,546

Operating Activities
Cash flows provided by continued and discontinued operating activities increased by $70.0 million in the Current Six Months compared with the Prior Six Months. The components of cash flows provided by (used in) operating activities during the Current Six Months and Prior Six Months were as follows:

	Six Months Ended June 30,
	2017	2016
	$’000	$’000
Operating income from continuing operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net	40,889	33,599
Operating income (loss) from discontinued operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net	(33,478)	6,138
Changes in operating assets and liabilities before interest and income taxes	23,206	1,152
Purchases of marketable securities	(1,720)	(8,390)
Proceeds from sale of marketable securities	52,551	9,169
Cash settlements on derivative transactions, net	1,267	(1,800)
Dividends received from 50% or less owned companies	14,116	2,880
Interest paid, excluding capitalized interest(1)	(17,519)	(12,955)
Income taxes (paid) refunded, net	7,650	(2,684)
Other	17,577	7,407
Total cash flows provided by continuing and discontinued operating activities	104,539	34,516
_____________________

(1)
During the Current Six Months and Prior Six Months, capitalized interest paid and included in purchases of property and equipment for continuing and discontinued operations was $4.0 million and $9.9 million, respectively.

Operating income from continuing operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net was $7.3 million higher in the Current Six Months compared with the Prior Six Months. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company’s business segments.
Operating income (loss) from discontinued operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net was $39.6 million lower in the Current Six Months compared with the Prior Six Months.
During the Current Six Months, cash used in operating activities of continuing and discontinued operations included $1.7 million to cover marketable security short positions. During the Current Six Months, cash provided by operating activities of continuing and discontinued operations included $52.6 million received from the sale of marketable security long positions.
During the Prior Six Months, cash used in operating activities of continuing and discontinued operations included $8.4 million to purchase marketable security long positions. During the Prior Six Months, cash provided by operating activities of continuing and discontinued operations included $8.9 million received from the sale of marketable security long positions and $0.3 million received upon entering into marketable security short positions.
Other cash flows provided by operating activities of continuing and discontinued operations in the Current Six Months includes $21.2 million and $7.7 million for the Current Six Months and Prior Six Months, respectively, for the amortization of restricted stock expense for both continuing and discontinued operations.
Investing Activities
During the Current Six Months, net cash used in investing activities of continuing operations was $54.8 million primarily as follows:

•
Capital expenditures were $81.0 million. Equipment deliveries during the six months ended June 30, 2017 included one liquid tank barge, one inland river towboat, one U.S.-flag product tanker, one U.S.-flag harbor tug and two foreign-flag harbor tugs.

•
The Company sold 50 dry-cargo barges, one inland river towboat and other property and equipment for net proceeds of $19.8 million. Equipment dispositions included the sale-leaseback of 50 dry cargo barges for $12.5 million with leaseback terms of 84 months.

•	Construction reserve fund account transactions included deposits of $9.8 million and withdrawals of $20.1 million.

•
The Company made investments in, and advances to, 50% or less owned companies of $7.3 million, including $3.5 million to VA&E, $2.0 million to Trailer Bridge, $1.0 million to Avion, $0.5 million to SCFCo and $0.3 million to Kotug.

•	The Company received capital distributions of $3.9 million from SeaJon.

•	The Company made net investments of $0.6 million in third party leases and notes receivable.
During the Current Six Months, net cash used in investing activities of discontinued operations was $15.8 million primarily as follows:

•	Offshore Marine Services used net cash of $17.3 million related to the purchase and sale of equipment.

•	Illinois Corn Processing used net cash of $1.2 million for the purchase of equipment.

•	Offshore Marine Services received net cash of $4.1 million from construction reserve funds and restricted cash.

•	Offshore Marine Services received net distributions of $5.0 million from its 50% or less owned companies.

•	Offshore Marine Services used $7.8 million for business consolidations and acquisitions.
During the Prior Six Months, net cash used in investing activities of continuing operations was $0.1 million primarily as follows:

•
Capital expenditures were $156.0 million. Equipment deliveries during the period included one inland river towboat and two U.S.-flag product tankers. In addition the Company received one U.S.-flag harbor tug as partial consideration for the sale of certain Inland River Services equipment.

•
The Company sold 20 30,000 barrel inland river liquid tank barges, the rights to eight leased-in 30,000 barrel inland river liquid tank barges, 14 inland river towboats, one U.S.-flag product tanker, one U.S.-flag harbor tug and other property and equipment for net proceeds of $152.0 million ($142.0 million in cash, $8.0 million in seller financing and one U.S.-flag harbor tug valued at $2.0 million). Equipment dispositions included one 30,000 barrel inland river liquid tank barge and one towboat under construction and the sale-leaseback of one U.S.-flag product tanker for $61.0 million with a leaseback term of 76 months. The Company also received $1.2 million of deposits on future equipment sales.

•	Construction reserve fund account transactions included withdrawals of $11.8 million.

•	The Company made investments in, and advances to, 50% or less owned companies of $4.3 million, including $3.0 million to Avion and $0.8 million in SCFCo.

•	The Company received capital distributions of $7.6 million from SEA-Access.

•	The Company made net advances on revolving credit lines provided to VA&E of $1.1 million.

•	The Company received $1.6 million of net payments on third party leases and notes receivables.
During the Prior Six Months, net cash provided by investing activities of discontinued operations was $26.1 million primarily as follows:

•	Offshore Marine Services used net cash of $42.7 million related to the purchase and sale of equipment.

•	Illinois Corn Processing used net cash of $2.2 million for the purchase of equipment.

•	Offshore Marine Services received net cash of $76.7 million from construction reserve funds.

•	Offshore Marine Services received net distributions of $6.2 million from its 50% or less owned companies.
Financing Activities
During the Current Six Months, net cash used in financing activities of continuing operations was $60.9 million. The Company:

•	purchased $7.6 million in principal amount of its 7.375% Senior Notes for $7.7 million;

•
purchased $48.4 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $48.6 million. Consideration of $47.4 million was allocated to the settlement of the long-term debt and $1.2 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes;

•	borrowed $27.9 million and repaid $32.7 million under the SEA-Vista Credit Facility;

•	made other scheduled payments on long-term debt and capital lease obligations of $0.2 million;

•
acquired 110,298 shares of Common Stock for treasury for an aggregate purchase price of $7.6 million from its employees to cover their tax withholding obligations related to share award transactions. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorization granted by SEACOR’s Board of Directors; and

•	received $8.0 million from share award plans.
During the Current Six Months, net cash used in financing activities of discontinued operations was $7.1 million primarily due to a $7.4 million dividend payment to noncontrolling interests made by Illinois Corn Processing.
During the Prior Six Months, net cash used in financing activities of continuing operations was $43.2 million. The Company:

•	purchased $22.6 million in principal amount of its 7.375% Senior Notes for $20.3 million;

•
purchased $76.0 million in principal amount of its 2.5% Convertible Senior notes for total consideration of $73.8 million. Consideration of $68.8 million was allocated to the settlement of the long-term debt and $5.0 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes;

•	borrowed $47.0 million and repaid $1.9 million under the SEA-Vista Credit Facility;

•	issued other long-term debt of $7.4 million, net of issue costs of $0.1 million;

•	made other scheduled payments on long-term debt and capital lease obligations of 0.2 million;

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

•	received $1.2 million from share award plans.
During the Prior Six Months, net cash used in financing activities of discontinued operations was $5.7 million primarily as follows:

•	Offshore Marine services borrowed $22.5 million, net of issue costs, and repaid $24.6 million.

•	Illinois Corn Processing paid dividends to noncontrolling interests of $3.3 million.
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
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change in the Company’s off-balance sheet arrangements during the Current Six Months, except for the impact of the Spin-off. In addition, the Company has issued letters of credit or guaranteed the payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of June 30, 2017, guarantees on behalf of SEACOR Marine totaled $107.7 million and will decline as payments are made on the outstanding obligations
Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to Liquidity and Capital Resources contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change in the Company’s contractual obligations and commercial commitments during the Current Six Months except for the impact of the Spin-off and sale of ICP. The contractual obligations and commercial commitments of the Company’s discontinued operations as of December 31, 2016 totaled $592.2 million and primarily included long-term debt obligations of $300.5 million, capital purchase obligations of $94.9 million, operating leases of $79.2 million, purchase obligations of $26.3 million and joint venture guarantees of $79.7 million. See Off-Balance Sheet arrangements above for a discussion of guarantees made by the Company on behalf of SEACOR Marine.
Contingencies
On December 15, 2010, ORM and NRC were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico, which is currently pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserts various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order, discussed in turn below. The Company has continually taken the position that all of the B3 claims asserted against ORM and NRC have no merit. On February 16, 2016, all but eleven B3 claims against ORM and NRC were dismissed with prejudice, whether by joinder in the master complaint, individual complaint, or otherwise (the “B3 Dismissal Order”). On August 2, 2016, the Court granted an omnibus motion for summary judgment as it concerns ORM and NRC in its entirety, dismissing the remaining eleven plaintiffs’ against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”).
As noted above, various civil actions concerning the Deepwater Horizon clean-up have been consolidated with the MDL, although a number of them have been dismissed or otherwise resolved. A summary of the remaining claims is as follows:

•
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

•
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

On July 18, 2017, the Court issued an order dismissing all remaining “B3” claims in the MDL with prejudice, with the exception of certain claims specifically listed on an exhibit annexed to the order (the “Master MDL B3 Dismissal Order”). Mr. Dinwiddie, the claimant at issue in the Jambon Action, was not listed in this exhibit to the Master MDL B3 Dismissal Order, and so this claim against ORM and NRC has been dismissed with prejudice. Nathan Fitzgerald, the decedent in the Fitzgerald Action, was listed, and so this claim against the Company remains pending. The Company is unable to estimate the potential exposure, if any, resulting from these matters, to the extent they remain viable, but believes they are without merit and does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean’s own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation (“Cameron”), Halliburton Energy Services, Inc., and M-I L.L.C. (“M-I”) also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean's Limitation of Liability Act action and ORM and NRC asserted counterclaims against those same parties for identical relief. The remainder of the aforementioned cross-claims in Transocean’s limitation action remain pending, although the Company believes that the potential exposure, if any, resulting from these matters has been reduced as a result of the various developments in the MDL, including the B3 Dismissal Order and Remaining Eleven Plaintiffs’ Dismissal Order, and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the Plaintiffs by exposing them to dispersants during the course and scope of their employment. This case was removed to federal court and ultimately consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 Plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response. This case was consolidated with the MDL on May 10, 2013. By court order, both of these matters were then stayed since they were consolidated with the MDL. The names of only a very small percentage of the claimants in these two matters appear to be listed on the exhibit to the Master MDL B3 Dismissal Order. The Company continues to evaluate the impact of the developments in the MDL, including the settlements discussed below, on these cases, but believes that the potential exposure, if any, resulting from these matters has been reduced as a result of these developments and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company (“BP America”) (collectively “BP”) and the Plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, Plaintiffs’ economic loss claims and clean-up related claims against BP. Both settlements were granted final approval by the Court, all appeals have concluded, and the deadline for submitting claims with respect to both settlements has passed. Although neither the Company, ORM, nor NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, class members who did not file timely requests for exclusion will be barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the potential exposure, if any, in connection with the various cases relating to the Deepwater Horizon oil spill response and clean-up and continues to evaluate the settlements’ impacts on these cases.
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
For a discussion of the Company’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change in the Company’s exposure to market risk during the Current Six Months except for the impact of the Spin-off and the sale of the Company’s interest in ICP on July 3, 2017. The Company’s remaining exposure to market risk is limited to the foreign exchange risk associated with the operations and intercompany lease obligations held by a subsidiary of the Company whose functional currency is the Colombian peso, marketable securities held by the Company and outstanding variable rate debt.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2017. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2017 solely as a result of the material weaknesses in the Company’s internal control over financial reporting described in Management’s Annual Report included in its Annual report on Form 10-K for the year ended December 31, 2016.
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
Management and the board of directors are deeply committed to maintaining internal controls over financial reporting and have no higher priority than the integrity of the Company’s financial statements. Management and the board of directors are equally focused on ensuring that material weaknesses identified in the past and referenced in these notes will be remediated promptly and effectively. Management is currently developing a remediation plan that it expects to implement during the third quarter, which will include an improved approval process of manual journal entries, limiting access to the Company’s information technology system, and enhanced review and documentation controls relating to estimates of fair value and related impairment assessments. Once in place and implemented the Company will monitor the effectiveness of the steps taken to ensure they are adequately addressing the identified weaknesses. The material weaknesses cannot be considered remediated until the applicable remedial controls have been fully implemented and have operated for a sufficient period of time to allow management to conclude, through testing, that these controls are operating effectively.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies” in this Quarterly Report on Form 10-Q.
ITEM 1A.     RISK FACTORS
For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in the Company’s risk factors during the Current Six Months.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Securities that may Yet be Purchased under the Plans or Programs(1)(2)
April 1 – 30, 2017	—	$—	—	$147,031,125
May 1 – 31, 2017	—	$—	—	$130,112,628
June 1 – 30, 2017	—	$—	—	$90,658,727
______________________

(1)
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the Current Year Quarter, the Company repurchased $7.6 million in principal amount of its 7.375% Senior Notes and $48.4 million in principal amount of its 2.5% Convertible Senior Notes reducing the securities purchase plan authority.

(2)
On June 29, 2017, the Company executed a purchase agreement whereby appointed Robert W. Baird & Co. Incorporated as broker to purchase the 7.375% Senior Notes and appointed Credit Suisse Securities (USA) LLC as broker to purchase the 2.5% Convertible Senior Notes both in compliance with the requirements of Rule 10b5-1(c)(l)(i) and 10b-18 for the period July 3, 2017 through August 10, 2017. Subsequent to June 30, 2017, and through August 3, 2017, the Company repurchased $6.5 million in principal amount of its 2.5% Convertible Senior Notes for an aggregate purchase price of $6.5 million.

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

SEACOR Holdings Inc. (Registrant)

DATE:	August 3, 2017	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	August 3, 2017	By:	/S/ BRUCE WEINS
Bruce Weins, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

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