Form 10-Q
period 2017-09-30
SEACOR HOLDINGS INC /NEW/
filed 2017-11-02
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017              or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of October 27, 2017 was 17,859,335. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$267,156	$256,638
Restricted cash	2,436	2,249
Marketable securities	62,606	76,137
Receivables:
Trade, net of allowance for doubtful accounts of $2,400 and $2,989 in 2017 and 2016, respectively	83,287	108,641
Other	38,176	35,482
Inventories	3,952	2,582
Prepaid expenses and other	6,741	3,707
Discontinued operations	—	277,365
Total current assets	464,354	762,801
Property and Equipment:
Historical cost	1,483,434	1,178,556
Accumulated depreciation	(487,049)	(444,559)
	996,385	733,997
Construction in progress	22,769	246,010
Net property and equipment	1,019,154	980,007
Investments, at Equity, and Advances to 50% or Less Owned Companies	175,387	175,461
Construction Reserve Funds	51,846	75,753
Goodwill	32,773	32,758
Intangible Assets, Net	30,655	20,078
Other Assets	8,796	17,189
Discontinued Operations	—	798,274
	$1,782,965	$2,862,321
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$119,840	$163,202
Accounts payable and accrued expenses	31,518	59,563
Other current liabilities	70,762	62,164
Discontinued operations	—	85,020
Total current liabilities	222,120	369,949
Long-Term Debt	619,712	631,084
Exchange Option Liability on Subsidiary Convertible Senior Notes	—	19,436
Deferred Income Taxes	165,093	157,441
Deferred Gains and Other Liabilities	81,238	98,098
Discontinued Operations	—	390,045
Total liabilities	1,088,163	1,666,053
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 38,473,585 and 37,939,032 shares issued in 2017 and 2016, respectively	385	379
Additional paid-in capital	1,557,086	1,518,635
Retained earnings	377,700	910,723
Shares held in treasury of 20,614,250 and 20,538,327 in 2017 and 2016, respectively, at cost	(1,363,558)	(1,357,331)
Accumulated other comprehensive loss, net of tax	(266)	(11,514)
	571,347	1,060,892
Noncontrolling interests in subsidiaries	123,455	135,376
Total equity	694,802	1,196,268
	$1,782,965	$2,862,321
The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues	$158,171	$109,570	$392,376	$314,269
Costs and Expenses:
Operating	107,258	66,573	252,156	193,636
Administrative and general	20,531	20,931	68,949	64,968
Depreciation and amortization	20,501	15,864	54,689	46,005
	148,290	103,368	375,794	304,609
Gains (Losses) on Asset Dispositions and Impairments, Net	5,209	(593)	10,918	2,590
Operating Income	15,090	5,609	27,500	12,250
Other Income (Expense):
Interest income	2,367	4,492	6,651	13,100
Interest expense	(9,121)	(9,955)	(31,101)	(29,892)
Debt extinguishment gains (losses), net	3	557	(94)	5,395
Marketable security losses, net	(12,478)	(9,484)	(13,316)	(52,454)
Derivative gains (losses), net	—	(862)	19,727	(3,527)
Foreign currency gains, net	969	418	898	2,812
Other, net	64	(5,461)	68	(13,110)
	(18,196)	(20,295)	(17,167)	(77,676)
Income (Loss) from Continuing Operations Before Income Tax Benefit and Equity in Earnings (Losses) of 50% or Less Owned Companies	(3,106)	(14,686)	10,333	(65,426)
Income Tax Benefit	(12,795)	(7,164)	(12,563)	(29,921)
Income (Loss) from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	9,689	(7,522)	22,896	(35,505)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	488	(1,112)	2,929	(7,169)
Income (Loss) from Continuing Operations	10,177	(8,634)	25,825	(42,674)
Income (Loss) from Discontinued Operations, Net of Tax	10,927	(25,392)	(23,150)	(62,809)
Net Income (Loss)	21,104	(34,026)	2,675	(105,483)
Net Income attributable to Noncontrolling Interests in Subsidiaries	3,543	5,777	13,839	16,665
Net Income (Loss) attributable to SEACOR Holdings Inc.	$17,561	$(39,803)	$(11,164)	$(122,148)
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.38	$(0.82)	$0.55	$(3.45)
Discontinued operations	0.62	(1.53)	(1.20)	(3.78)
	$1.00	$(2.35)	$(0.65)	$(7.23)
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.38	$(0.82)	$0.55	$(3.45)
Discontinued operations	0.62	(1.53)	(1.19)	(3.78)
	$1.00	$(2.35)	$(0.64)	$(7.23)
Weighted Average Common Shares Outstanding:
Basic	17,508,770	16,943,647	17,265,140	16,896,751
Diluted	17,637,824	16,943,647	17,510,560	16,896,751

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income (Loss)	$21,104	$(34,026)	$2,675	$(105,483)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	425	(305)	2,147	(6,641)
Reclassification of foreign currency translation losses to foreign currency gains, net	—	74	—	74
Derivative losses on cash flow hedges	—	(187)	(389)	(3,855)
Reclassification of derivative losses on cash flow hedges to interest expense	—	9	33	9
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	—	785	109	2,111
Other	5	(7)	(11)	(16)
	430	369	1,889	(8,318)
Income tax benefit (expense)	(151)	(182)	(605)	2,612
	279	187	1,284	(5,706)
Comprehensive Income (Loss)	21,383	(33,839)	3,959	(111,189)
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	3,543	5,625	14,000	15,810
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	$17,840	$(39,464)	$(10,041)	$(126,999)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2016	$379	$1,518,635	$910,723	$(1,357,331)	$(11,514)	$135,376	$1,196,268
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,443	—	—	1,443
Exercise of stock options	4	14,980	—	—	—	—	14,984
Director stock awards	—	63	—	—	—	—	63
Restricted stock	2	(2)	—	—	—	—	—
Exercise of conversion option in convertible debt	—	3	—	—	—	—	3
Distribution of SEACOR Marine stock to shareholders	—	2,656	(521,859)	—	10,125	(18,613)	(527,691)
Purchase of conversion option in convertible debt, net of tax	—	(927)	—	—	—	—	(927)
Purchase of treasury shares	—	—	—	(7,569)	—	—	(7,569)
Amortization of share awards	—	22,691	—	—	—	—	22,691
Cancellation of restricted stock	—	101	—	(101)	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	(1,114)	—	—	—	(2,579)	(3,693)
Consolidation of 50% or less owned companies	—	—	—	—	—	17,374	17,374
Disposition of subsidiary with noncontrolling interests	—	—	—	—	—	(14,673)	(14,673)
Distributions to noncontrolling interests	—	—	—	—	—	(7,430)	(7,430)
Net income (loss)	—	—	(11,164)	—	—	13,839	2,675
Other comprehensive income	—	—	—	—	1,123	161	1,284
Nine Months Ended September 30, 2017	$385	$1,557,086	$377,700	$(1,363,558)	$(266)	$123,455	$694,802

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Nine Months Ended September 30,
	2017	2016
Net Cash Provided by Operating Activities of Continuing Operations	$85,088	$60,547
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(99,306)	(207,825)
Proceeds from disposition of property and equipment	27,614	142,076
Investments in and advances to 50% or less owned companies	(7,636)	(4,464)
Return of investments and advances from 50% or less owned companies	9,676	8,361
Proceeds on the sale of a controlling interest in a subsidiary	5,000	—
Net advances on revolving credit line to 50% or less owned companies	—	(1,099)
(Issuances of) payments received on third party leases and notes receivable, net	24,349	(1,824)
Net increase in restricted cash	(187)	(2,244)
Withdrawals from construction reserve funds	37,714	16,827
Deposits into construction reserve funds	(13,807)	—
Business acquisitions, net of cash acquired	5,250	—
Net cash used in investing activities of continuing operations	(11,333)	(50,192)
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt and capital lease obligations	(133,151)	(131,196)
Proceeds from issuance of long-term debt, net of issue costs	38,900	78,380
Purchase of conversion option in convertible debt	(1,354)	(7,096)
Common stock acquired for treasury	(7,569)	(2,396)
Proceeds from share award plans	16,427	1,618
Distributions to noncontrolling interests	—	(200)
Net cash used in financing activities of continuing operations	(86,747)	(60,890)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	856	(1,937)
Net Decrease in Cash and Cash Equivalents from Continuing Operations	(12,136)	(52,472)
Cash Flows from Discontinued Operations:
Operating Activities	26,875	17,338
Investing Activities	2,720	(14,304)
Financing Activities	(7,149)	7,753
Effects of Exchange Rate Changes on Cash and Cash Equivalents	208	499
Net Increase in Cash and Cash Equivalents from Discontinued Operations	22,654	11,286
Net Increase (Decrease) in Cash and Cash Equivalents	10,518	(41,186)
Cash and Cash Equivalents, Beginning of Period	256,638	357,146
Cash and Cash Equivalents, End of Period	$267,156	$315,960

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The condensed consolidated financial information for the three and nine months ended September 30, 2017 and 2016 has been prepared by the Company and has not been audited by its independent registered certified public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of September 30, 2017, its results of operations for the three and nine months ended September 30, 2017 and 2016, its comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, its changes in equity for the nine months ended September 30, 2017, and its cash flows for the nine months ended September 30, 2017 and 2016. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Discontinued Operations. On June 1, 2017, the Company completed the spin-off of SEACOR Marine Holdings Inc. (“SEACOR Marine”), the company that operated SEACOR’s Offshore Marine Services business segment (the “Spin-off”), by means of a dividend of all the issued and outstanding common stock of SEACOR Marine to SEACOR’s shareholders. SEACOR Marine is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol “SMHI.” For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of SEACOR Marine as discontinued operations (see Note 15).
On July 3, 2017, the Company completed the sale of its 70% interest in Illinois Corn Processing LLC (“ICP”), the company that operated SEACOR’s Illinois Corn Processing business segment, through a merger transaction whereby the Company received $21.0 million in cash and a note from the buyer for $32.8 million after working capital adjustments resulting in a third quarter gain of $10.9 million, net of tax. On September 15, 2017, the Company received payment of the outstanding balance of the note, including accrued and unpaid interest. For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of ICP as discontinued operations (see Note 15).
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

As of September 30, 2017, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Inland river dry-cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats and harbor boats	25
Product tankers - U.S.-flag	25
Articulated tug-barge - U.S.-flag	25
Dry-bulk carrier - U.S.-flag	25
Short-sea container/RORO(1) vessels	20
Harbor and offshore tugs	25
Ocean liquid tank barges	25
Terminal facilities	20
______________________

(1)	Roll on/Roll off (“RORO”).
Equipment maintenance and repair costs including the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the nine months ended September 30, 2017, capitalized interest totaled $2.4 million.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying value and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. The Company’s estimates of undiscounted cash flows are highly subjective and actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the nine months ended September 30, 2017 and 2016, the Company recognized impairment charges of $0.4 million and $1.1 million, respectively, related to long-lived assets held for use.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the nine months ended September 30, 2017, the Company recognized an impairment charge of $0.9 million, net of tax, related to its 50% or less owned companies. During the nine months ended September 30, 2016, the Company did not recognize any impairment charges related to its 50% or less owned companies.
Income Taxes. During the nine months ended September 30, 2017, the Company’s effective income tax rate of (121.6)% was primarily due to the reversal of a provision related to potential tax exposures surrounding the spin-off of Era Group Inc. (“Era Group”) by means of a dividend to SEACOR’s shareholders of all the issued and outstanding common stock of Era Group (the “Era Spin-off”) and taxes not provided on income attributable to noncontrolling interests (see Note 6).

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

	2017	2016
Balance at beginning of period	$82,423	$92,610
Adjustments to deferred gains arising from asset sales	7,720	9,003
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(11,126)	(11,219)
Amortization of deferred gains included in gains (losses) on asset dispositions and impairments, net	(1,764)	(1,816)
Other	—	(1,697)
Balance at end of period	$77,253	$86,881
Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	SEACOR Holdings Inc. Stockholders’ Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Gains on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Other Comprehensive Income
December 31, 2016	$(11,593)	$75	$4	$(11,514)	$(1,613)	$(17)	$3
Distribution of SEACOR Marine stock to shareholders	10,031	94	—	10,125	—	—	—
Other comprehensive income (loss)	1,994	(260)	(6)	1,728	153	13	(5)	$1,889
Income tax (expense) benefit	(698)	91	2	(605)	—	—	—	(605)
Nine Months Ended September 30, 2017	$(266)	$—	$—	$(266)	$(1,460)	$(4)	$(2)	$1,284
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

Computations of basic and diluted earnings (loss) per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Net Income (Loss) attributable to SEACOR	Average O/S Shares	Per Share	Net Loss Attributable to SEACOR	Average O/S Shares	Per Share
2017
Basic Weighted Average Common Shares Outstanding	$17,561	17,508,770	$1.00	$(11,164)	17,265,140	$(0.65)
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	129,054		—	245,420
Convertible Notes(2)	—	—		—	—
Diluted Weighted Average Common Shares Outstanding	$17,561	17,637,824	$1.00	$(11,164)	17,510,560	$(0.64)
2016
Basic Weighted Average Common Shares Outstanding	$(39,803)	16,943,647	$(2.35)	$(122,148)	16,896,751	$(7.23)
Effect of Dilutive Share Awards:
Options and Restricted Stock(3)	—	—		—	—
Convertible Notes(4)	—	—		—	—
Diluted Weighted Average Common Shares Outstanding	$(39,803)	16,943,647	$(2.35)	$(122,148)	16,896,751	$(7.23)
______________________

(1)
For the three and nine months ended September 30, 2017, diluted earnings (loss) per common share of SEACOR excluded 1,727,132 and 2,638,753, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive. Diluted weighted average shares outstanding are calculated based on continuing operations.

(2)
For the three and nine months ended September 30, 2017, diluted earnings (loss) per common share of SEACOR excluded 1,889,027 and 2,488,460, respectively, of common shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes and 2,801,147 and 2,801,147, respectively, of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

(3)
For the three and nine months ended September 30, 2016, diluted loss per common share of SEACOR excluded 2,041,652 and 2,041,652, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(4)
For the three and nine months ended September 30, 2016, diluted loss per common share of SEACOR excluded 2,382,626 and 2,910,688, respectively, of common shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes, 1,825,326 and 1,825,326, respectively, of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes and 2,243,500 and 2,243,500, respectively, of common shares issuable pursuant to the Company’s 3.75% Subsidiary Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

New Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. The core principal of the new standard is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company will adopt the new standard on January 1, 2018 and expects to use the modified retrospective approach upon adoption. The Company is currently determining the impact, if any, the adoption of the new accounting standard will have on its consolidated financial position, results of operations or cash flows. Principal versus agent considerations of the new standard with respect to the Company’s barge pooling arrangements may result in a gross presentation of operating revenues and expenses for pooled third party equipment resulting in a material increase in operating revenues and expenses, however operating income would remain unchanged.
On February 25, 2016, the FASB issued a comprehensive new leasing standard, which is meant to improve transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The new standard is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.
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
On January 26, 2017, the FASB issued an amendment to the accounting standard which simplified wording and removes step two of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step two of the goodwill test. The new standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020, with early adoption permitted for interim or annual goodwill impairment tests on testing dates after January 1, 2017. The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.
2. BUSINESS ACQUISITIONS
ISH. On July 3, 2017, International Shipholding Corporation (“ISH”) emerged from bankruptcy pursuant to its chapter 11 plan of reorganization (the “Plan”) by the U.S. Bankruptcy Court for the Southern District of New York. Pursuant to the Plan, SEACOR Ocean Transport Inc., a wholly-owned subsidiary of SEACOR, acquired all of the equity of the reorganized ISH. Under the terms of the Plan, the Company paid $10.5 million in cash, converted $18.1 million of debtor-in-possession financing into equity and assumed $28.7 million of debt primarily from a new credit facility that is secured by the assets and equity of ISH and is non-recourse to SEACOR and its subsidiaries other than ISH (see Note 5). ISH, through its subsidiaries, operates a diversified fleet of U.S. and foreign-flag vessels including Pure Car/Truck Carriers (“PCTCs”) and U.S.-flag dry-cargo bulk carriers that provide worldwide and domestic maritime transportation services to commercial and governmental customers. In addition, ISH has investments in two 50% or less owned companies that operate two foreign-flag rail ferries and a railcar repair and maintenance facility. The Company has excluded pro forma financial information with respect to the ISH acquisition as financial information for the specific assets acquired under the Plan were not material or reasonably attainable. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair value resulting in no goodwill being recorded.
Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisition for the nine months ended September 30, 2017 was as follows (in thousands):

Marketable securities	$13
Trade and other receivables	15,420
Other current assets	2,055
Investments, at Equity, and Advances to 50% or Less Owned Companies	10,000
Property and Equipment	15,478
Intangible Assets	12,658
Other Assets(1)	(17,863)
Accounts payable and other accrued liabilities	(18,183)
Long-Term Debt (including current portion)	(28,725)
Deferred Income Taxes	3,939
Other Liabilities	(42)
Purchase price(2)	$(5,250)
______________________

(1)	Other Assets is net of debtor-in-possession financing converted into equity of $18.1 million.

(2)	Purchase price is net of cash acquired totaling $15.7 million.

3. EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the nine months ended September 30, 2017, capital expenditures were $99.3 million and primarily related to equipment ordered prior to 2017. Equipment deliveries during the nine months ended September 30, 2017 included two inland river liquid tank barges, three inland river towboats, one U.S.-flag articulated tug-barge, one U.S.-flag product tanker, one U.S.-flag harbor tug and two foreign-flag harbor tugs.
During the nine months ended September 30, 2017, the Company sold 50 dry-cargo barges, two inland river towboats and other property and equipment for net proceeds of $27.6 million and gains of $17.6 million, of which $9.9 million were recognized currently and $7.7 million were deferred (see Note 1). Equipment dispositions included the sale-leaseback of 50 dry-cargo barges for $12.5 million with leaseback terms of 84 months. In addition, the Company recognized previously deferred gains of $1.8 million. The Company also recognized a loss of $0.4 million related to the total loss of one inland river specialty barge.
4. INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
SCFCo. SCFCo was established to operate inland river towboats and inland river dry-cargo barges on the Parana-Paraguay Rivers in South America and a terminal facility at Port Ibicuy, Argentina. During the nine months ended September 30, 2017, the Company and its partner each contributed capital of $0.4 million and made working capital advances of $0.5 million to SCFCo, received working capital repayments of $1.7 million from SCFCo and converted $4.2 million of loans to capital. As of September 30, 2017, the Company had outstanding loans and working capital advances to SCFCo of $27.4 million.
Trailer Bridge. Trailer Bridge is an operator of U.S.-flag deck and RORO barges and provides marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. The Company provides secured financing to Trailer Bridge and, during the nine months ended September 30, 2017, the Company provided advances of $2.0 million to Trailer Bridge and received repayments of $2.1 million from Trailer Bridge on the secured financing. As of September 30, 2017, the outstanding amount on the secured financing was $3.9 million, inclusive of accrued and unpaid interest.
SeaJon. SeaJon owned an articulated tug-barge operating in the Great Lakes trade that was sold to a third party in June 2017. During the nine months ended September 30, 2017, the Company received dividends of $12.5 million and capital distributions of $3.5 million from SeaJon.
Kotug. On April 1, 2017, the Company and Kotug Caribbean Holdings LLC formed Kotug Seabulk Maritime LLC (“Kotug”) to operate four foreign-flag harbor tugs and one foreign-flag ocean liquid tank barge in Freeport, Grand Bahama. The Company has a 50% ownership interest in Kotug. During the nine months ended September 30, 2017, the Company and its partner each contributed capital of $0.3 million.
RF Vessel Holdings. On July 3, 2017, ISH emerged from bankruptcy pursuant to its chapter 11 plan of reorganization and SEACOR Ocean Transport Inc., a wholly-owned subsidiary of SEACOR, acquired all of the equity of the reorganized ISH (see Note 2). As part of the ISH business acquisition, the Company acquired a 100% interest in Rail-Ferry Vessel Holdings LLC (“RF Vessel Holdings”), which owns two foreign-flag rail ferries. On September 1, 2017, the Company sold a 50% interest in RF Vessel Holdings to G&W Agave Holdings (MI) Inc. for $1.9 million and retained a 50% ownership interest in the newly-formed joint venture.
Golfo de Mexico. On July 3, 2017, ISH emerged from bankruptcy pursuant to its chapter 11 plan of reorganization and SEACOR Ocean Transport Inc., a wholly-owned subsidiary of SEACOR, acquired all of the equity of the reorganized ISH (see Note 2). As part of the ISH business acquisition, the Company acquired a 100% interest in Golfo de Mexico Rail-Ferry Holdings LLC (“Golfo de Mexico”), which operates the two foreign-flag rail ferries owned by RF Vessel Holdings. On September 1, 2017, the Company sold a 50% interest in Golfo de Mexico to G&W Agave Holdings (MI) Inc. for $3.1 million and retained a 50% ownership interest in the newly-formed joint venture.
VA&E. VA&E primarily focuses on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product. The Company provides an uncommitted credit facility of up to $3.5 million and a subordinated loan of $3.5 million to VA&E. During the nine months ended September 30, 2017, VA&E borrowed $3.5 million on the credit facility. As of September 30, 2017, the outstanding balance on the credit facility and subordinated loan was $7.5 million, inclusive of accrued and unpaid interest. During the nine months ended September 30, 2017, the Company identified indicators of impairment for its investment in VA&E based on their recent financial results and recognized an impairment charge of $0.9 million, net of tax, for an other-than-temporary decline in the fair value of its investment in VA&E (see Note 8).
    Avion. Avion is a distributor of aircraft and aircraft related parts. During the nine months ended September 30, 2017, the Company made advances of $1.0 million to Avion and received repayments of $2.0 million from Avion. As of September 30, 2017, the Company had outstanding advances to Avion of $2.0 million.

5. LONG-TERM DEBT
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire SEACOR common stock, par value $0.01 per share (“Common Stock”), 7.375% Senior Notes, 3.0% Convertible Senior Notes, and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of September 30, 2017, the Company’s remaining repurchase authority for the Securities was $77.4 million.
3.0% Convertible Senior Notes. In connection with the Spin-off, the conversion rate of the 3.0% Convertible Senior Notes was adjusted to 12.1789. The Company has reserved the maximum number of shares of Common Stock needed for conversion, or 2,801,147 shares as of September 30, 2017.
2.5% Convertible Senior Notes. During the nine months ended September 30, 2017, the Company repurchased $61.7 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $61.9 million. Consideration of $60.5 million was allocated to the settlement of the long-term debt resulting in debt extinguishment gains of $0.1 million included in the accompanying condensed consolidated statements of income (loss). Consideration of $1.4 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes as included in the accompanying consolidated statements of changes in equity. As of September 30, 2017, the remaining principal amount outstanding of $95.5 million is included in current liabilities as the holders may require the Company to repurchase these notes on December 19, 2017.
In connection with the Spin-off, the conversion rate of the 2.5% Convertible Senior Notes was adjusted to 18.4176. The Company has reserved the maximum number of shares of Common Stock needed for conversion, or 1,758,107 shares as of September 30, 2017.
7.375% Senior Notes. During the nine months ended September 30, 2017, the Company repurchased $7.6 million in principal amount of its 7.375% Senior Notes for $7.7 million resulting in debt extinguishment losses of $0.2 million included in the accompanying condensed consolidated statements of income (loss). The outstanding principal amount of these notes outstanding was $153.1 million as of September 30, 2017.
SEA-Vista Credit Facility. During the nine months ended September 30, 2017, SEA-Vista borrowed $38.9 million and repaid $45.9 million on the Revolving Loan and made scheduled repayments of $3.6 million on the Term A-1 Loan and $3.0 million on the Term A-2 Loan. As of September 30, 2017, SEA-Vista had $21.0 million of remaining borrowing capacity under the Revolving Loan. Subsequent to September 30, 2017, SEA-Vista borrowed $6.0 million on the Revolving Loan.
ISH Credit Facility. On July 3, 2017, ISH emerged from bankruptcy pursuant to the Plan (see Note 2). In conjunction with the emergence under the Plan, ISH assumed debt of $25.0 million under a credit facility that matures in July 2020. The facility consists of two tranches: (i) a $5.0 million revolving credit facility (the “ISH Revolving Loan”) and (ii) a $20.0 million term loan (the “ISH Term Loan”) (collectively the “ISH Credit Facility”). ISH incurred $0.1 million of issuance costs. The proceeds from this facility will be used for general working capital purposes and payments to ISH’s creditors in accordance with the Plan. During the nine months ended September 30, 2017, ISH repaid $7.2 million on the ISH Term Loan and $5.0 million on the ISH Revolving Loan.
Both loans bear interest at a variable rate of either LIBOR multiplied by the Statutory Reserve Rate or Prime Rate plus an applicable margin, as defined in the ISH Credit Facility. A quarterly fee of 0.5% is payable on the unused commitment of the ISH Revolving Loan. Beginning September 30, 2017, ISH is required to make quarterly prepayments on the ISH Term Loan of $0.7 million. Commencing with the calendar year ending December 31, 2018, ISH is required to make annual prepayments on the ISH Term Loan in an amount equal to 50% of excess cash flow as defined in the credit agreement.
The ISH Credit Facility contains various financial and restrictive covenants including indebtedness to EBITDA and adjusted EBITDA to interest expense maintenance, as defined in the ISH Credit Facility. The ISH Credit Facility is non-recourse to SEACOR and its subsidiaries other than ISH. As of September 30, 2017, the ISH Credit Facility had $5.0 million of remaining borrowing capacity under the ISH Revolving Loan.
Other. During the nine months ended September 30, 2017 the Company acquired $3.9 million of debt related to the ISH acquisition (see Note 2). This debt bears interest at 7.0% and is collateralized by certain acquired assets. During the nine months ended September 30, 2017, the Company made scheduled payments on other long-term debt of $0.3 million.
Letters of Credit. As of September 30, 2017, the Company had outstanding letters of credit totaling $27.2 million with various expiration dates through 2019, including $16.7 million that have been issued on behalf of SEACOR Marine.
Guarantees. The Company has guaranteed the payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of September 30, 2017, these guarantees on behalf of SEACOR Marine totaled $84.9 million and decline as payments are made on the outstanding obligations.

The Company earns a fee of 50 basis points per annum on these guarantees and outstanding letters of credit. For the three and nine months ended September 30, 2017, the Company earned fees of $0.1 million and $0.5 million, respectively. For the three and nine months ended September 30, 2016, the Company earned fees of $0.1 million and $0.6 million, respectively.
6. INCOME TAXES
The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the nine months ended September 30, 2017:

Statutory rate	35.0%
Income subject to tonnage tax	(3.4)%
Reversal of uncertain tax position	(97.9)%
Non-deductible expenses	1.3%
Noncontrolling interests	(55.1)%
Losses of foreign subsidiaries not benefited	(13.1)%
State taxes	5.3%
Share award plans	6.3%
(121.6)%
During the year ended December 31, 2013, the Company provided for income taxes of $10.1 million relating to potential tax exposures surrounding the Era Spin-off. During the nine months ended September 30, 2017, the Company reversed this provision as the statute of limitations expired. In addition, the Company reversed accumulated accrued interest of $2.0 million related to this provision, included as a reduction in interest expense in the accompanying condensed consolidated statements of income (loss).
7. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
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
Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the nine months ended September 30 as follows (in thousands):

	2017	2016
Exchange option liability on subsidiary convertible senior notes	$19,436	$(3,328)
Forward currency exchange, option and future contracts	291	(186)
Exchange traded commodity swap, option and future contracts	—	(13)
	$19,727	$(3,527)
The exchange option liability on subsidiary convertible senior notes terminated as a consequence of the Spin-off.
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. As of September 30, 2017, there were no outstanding forward currency exchange contracts.
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
The Company’s financial assets and liabilities as of September 30, 2017 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$62,606	$—	$—
Construction reserve funds	51,846	—	—
______________________

(1)
Marketable security losses, net include unrealized losses of $12.5 million and $9.6 million for the three months ended September 30, 2017 and 2016, respectively, related to marketable security positions held by the Company as of September 30, 2017. Marketable security losses, net include unrealized losses of $12.8 million and $53.0 million for the nine months ended September 30, 2017 and 2016, respectively, related to marketable security positions held by the Company as of September 30, 2017.

The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2017 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$269,592	$269,592	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,300	see below
Notes receivable from third parties (included in other receivables and other assets)	2,773	950	1,741	—
LIABILITIES
Long-term debt, including current portion(1)	$739,552	$—	$749,775	$—
______________________

(1)	The estimated fair value includes the embedded conversion options on the Company’s 2.5% and 3.0% Convertible Senior Notes.
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
The Company’s other assets and liabilities that were measured at fair value during the nine months ended September 30, 2017 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Investments, at equity, and advances in 50% or less owned companies	$—	$6,000	$—
Investments, at equity and advances in 50% or less owned companies. During the nine months ended September 30, 2017, the Company identified indicators of impairment for its investment in VA&E based on their recent financial results. The Company evaluated the fair value of VA&E and determined that its assets and liabilities were carried at fair value except for property, plant and equipment and certain deferred tax assets. Based on this evaluation, the Company concluded its carrying value was in excess of fair value and the impairment was other than temporary resulting in an impairment charge of $0.9 million, net of tax, of its equity investment.

9. STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Securities through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of September 30, 2017, the Company’s repurchase authority for the Securities was $77.4 million.
During the nine months ended September 30, 2017, the Company purchased 110,298 shares of Common Stock for treasury from its employees, to cover their tax withholding obligations related to share award transactions, for an aggregate purchase price of $7.6 million. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorization granted by SEACOR’s Board of Directors.
10. NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests			September 30, 2017	December 31, 2016
Inland River Services:
Other	3.0%	–	51.8%	$959	$980
Shipping Services:
SEA-Vista	49%			122,344	106,054
Discontinued Operations	1.8%	–	50.0%	—	28,190
Other	5.0%	–	14.6%	152	152
				$123,455	$135,376
SEA-Vista. SEA-Vista owns and operates the Company’s fleet of U.S.-flag product tankers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products. As of September 30, 2017, the net assets of SEA-Vista were $249.7 million. During the nine months ended September 30, 2017, the net income of SEA-Vista was $33.2 million, of which $16.3 million was attributable to noncontrolling interests. During the nine months ended September 30, 2016, the net income of SEA-Vista was $32.4 million, of which $15.9 million was attributable to noncontrolling interests.
Discontinued Operations. As of December 31, 2016, discontinued operations primarily consisted of noncontrolling interests in Windcat Workboats, a subsidiary of SEACOR Marine and noncontrolling interests in ICP (see Note 1).
11. MULTI-EMPLOYER AND DEFINED BENEFIT PENSION PLANS
AMOPP. During the nine months ended September 30, 2017, the Company received notification from the AMOPP that the Company’s withdrawal liability as of September 30, 2016 would have been $28.6 million based on an actuarial valuation performed as of that date. That liability may change in future years based on various factors, primarily employee census. As of September 30, 2017, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
ISH Retirement Plan. ISH sponsored a defined benefit pension plan (the “ISH Plan”) covering non-union employees prior to its acquisition by the Company on July 3, 2017 (see Note 2). The ISH Plan generally provided participants with benefits based on years of service and compensation levels for participants hired prior to September 1, 2006. From that date forward, the benefit was calculated prospectively under a cash balance formula with pay credits based on age plus service years and interest credits based on an as defined U.S. treasury rate. Effective July 3, 2017, in conjunction with the Plan, an amendment was made to the ISH Plan that fully vested all active participants as of January 1, 2017 and froze the retirement benefits effective August 31, 2017. As of August 31, 2017, all retirement benefits earned were fully preserved and will be paid in accordance with the ISH Plan and legal requirements.

The following table sets forth the projected benefit obligation, plan assets and funded status associated with the ISH Plan as of September 30, 2017 (in thousands):

Fair Value of Assets	$37,464
Projected Benefit Obligation	(37,227)
Funded Status as of July 3, 2017	237
Net Pension Income July 3, 2017 through August 31, 2017	832
Funded Status as of September 30, 2017(1)	$1,069
_____________________

(1)	Included in other assets in the accompanying condensed consolidated balance sheets.
The significant assumptions used in determining the projected benefit obligation and net pension income were as follows:

Discount rate	4.00%
Rate of increase in compensations levels	4.50%
CPI	3.00%
Cash balance interest credits (compounded annually)	4.50%
Expected long-term rate of return on plan assets	6.75%
The future benefit payments expected to be paid in each of the next five fiscal years are as follows (in thousands):

2017(1)	909
2018	1,711
2019	1,804
2020	1,885
2021	1,982
_____________________
(1)    July 3, 2017 through December 31, 2017
12. SHARE BASED COMPENSATION
Transactions in connection with the Company’s share based compensation plans during the nine months ended September 30, 2017 were as follows:

Director stock awards granted	1,250
Employee Stock Purchase Plan (“ESPP”) shares issued	36,552
Restricted stock awards granted	146,850
Restricted stock awards canceled	2,177
Stock Option Activities:
Outstanding as of December 31, 2016	1,639,865
Granted(1)	970,069
Exercised	(386,417)
Forfeited	(3,374)
Expired	(541,783)
Outstanding as of September 30, 2017	1,678,360
Shares available for future grants and ESPP purchases as of September 30, 2017(2)	946,572
______________________

(1)	On June 2, 2017, the Company granted 846,353 stock options to existing option holders under make-whole provisions upon the Spin-off.

(2)	Shares available for future grants and ESPP purchases were adjusted on June 2, 2017 to reflect the Spin-off in accordance with make-whole provisions of the plans.

13. COMMITMENTS AND CONTINGENCIES
The Company's capital commitments as of September 30, 2017 by year of expected payment were as follows (in thousands):

	Remainder of 2017	2018	2019	Total
Shipping Services	$4,689	$2,252	$—	$6,941
Inland River Services	1,577	1,137	529	3,243
	$6,266	$3,389	$529	$10,184
Shipping Services’ capital commitments included two U.S.-flag harbor tugs and one foreign-flag RORO vessel. Inland River Services’ capital commitments included other equipment and various vessel improvements. Subsequent to September 30, 2017, the Company committed to purchase additional equipment for $2.6 million.
On December 15, 2010, ORM and NRC were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico, which is currently pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserted various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order. The Company has continually taken the position that all of the B3 claims asserted against it, ORM, and NRC have no merit. On February 16, 2016, all but eleven B3 claims against ORM and NRC were dismissed with prejudice, whether by joinder in the master complaint, individual complaint, or otherwise (the “B3 Dismissal Order”). On August 2, 2016, the Court granted an omnibus motion for summary judgment as it concerns ORM and NRC in its entirety, dismissing the remaining eleven plaintiffs’ against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). The deadline to appeal both of these orders has expired.
As noted above, various civil actions involving the Company, ORM, and/or NRC and concerning the Deepwater Horizon clean-up were consolidated with the MDL, although the majority of them have since been dismissed or otherwise resolved. The remaining claim is the following:

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
On July 18, 2017, the Court issued an order dismissing all remaining “B3” claims in the MDL with prejudice, with the exception of certain claims specifically listed on an exhibit annexed to the order (the “Master MDL B3 Dismissal Order”). Nathan Fitzgerald, the decedent in the Fitzgerald Action, was listed on the exhibit annexed to the Master MDL B3 Dismissal Order and so this claim against the Company remains pending. The Company is unable to estimate the potential exposure, if any, resulting from this matter, to the extent it remains viable, but believes it is without merit and does not expect that it will have a material effect on its consolidated financial position, results of operations or cash flows.
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
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company (“BP America”) (collectively “BP”) and the Plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, Plaintiffs’ economic loss claims and clean-up related claims against BP. Both settlements were granted final approval by the Court, all appeals have concluded, and the deadline for submitting claims with respect to both settlements has passed. Although neither the Company, ORM, nor NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, class members who did not file timely requests for exclusion are barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the potential exposure, if any, in connection with the various cases relating to the Deepwater Horizon oil spill response and clean-up and continues to evaluate the settlements’ impacts on these cases.
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
14. SEGMENT INFORMATION
Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Certain reclassifications of prior period information have been made to conform the current period’s reportable segment presentation as a result of the Company’s presentation of discontinued operations (see Notes 1 and 15). The Company’s basis of measurement of segment profit or loss is as previously defined in the Company’s Annual report on Form 10-K for the year ended December 31, 2016.

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Inland River Services $’000	Shipping Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2017
Operating Revenues:
External customers	44,608	103,780	9,667	116	—	158,171
Intersegment	—	—	14	—	(14)	—
	44,608	103,780	9,681	116	(14)	158,171
Costs and Expenses:
Operating	35,388	65,866	6,068	—	(64)	107,258
Administrative and general	3,141	9,612	2,960	180	4,638	20,531
Depreciation and amortization	6,329	13,516	206	—	450	20,501
	44,858	88,994	9,234	180	5,024	148,290
Gains on Asset Dispositions, Net	5,136	73	—	—	—	5,209
Operating Income (Loss)	4,886	14,859	447	(64)	(5,038)	15,090
Other Income (Expense):
Foreign currency gains (losses), net	992	5	29	(12)	(45)	969
Other, net	—	59	—	—	5	64
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(1,235)	1,493	100	130	—	488
Segment Profit	4,643	16,416	576	54
Other Income (Expense) not included in Segment Profit						(19,229)
Less Equity Earnings included in Segment Profit						(488)
Loss Before Taxes, Equity Earnings and Discontinued Operations						(3,106)

	Inland River Services $’000	Shipping Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2017
Operating Revenues:
External customers	124,921	243,442	23,665	348	—	392,376
Intersegment	—	—	85	—	(85)	—
	124,921	243,442	23,750	348	(85)	392,376
Costs and Expenses:
Operating	99,859	137,070	15,483	—	(256)	252,156
Administrative and general	11,658	24,728	8,641	559	23,363	68,949
Depreciation and amortization	19,404	32,792	613	—	1,880	54,689
	130,921	194,590	24,737	559	24,987	375,794
Gains (Losses) on Asset Dispositions and Impairments, Net	11,260	(342)	—	—	—	10,918
Operating Income (Loss)	5,260	48,510	(987)	(211)	(25,072)	27,500
Other Income (Expense):
Derivative gains, net	—	—	—	—	19,727	19,727
Foreign currency gains (losses), net	730	8	62	(12)	110	898
Other, net	—	118	—	(300)	250	68
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(4,877)	8,150	237	(581)	—	2,929
Segment Profit (Loss)	1,113	56,786	(688)	(1,104)
Other Income (Expense) not included in Segment Profit (Loss)						(37,860)
Less Equity Earnings included in Segment Profit (Loss)						(2,929)
Income Before Taxes, Equity Earnings and Discontinued Operations						10,333

Capital Expenditures	32,901	66,137	60	—	208	99,306

As of September 30, 2017
Property and Equipment:
Historical cost	444,582	1,008,093	1,227	—	29,532	1,483,434
Accumulated depreciation	(175,669)	(290,400)	(915)	—	(20,065)	(487,049)
	268,913	717,693	312	—	9,467	996,385
Construction in progress	2,177	20,592	—	—	—	22,769
Net property and equipment	271,090	738,285	312	—	9,467	1,019,154
Investments, at Equity, and Advances to 50% or Less Owned Companies	65,738	53,388	782	55,479	—	175,387
Inventories	1,866	2,032	54	—	—	3,952
Goodwill	2,415	1,852	28,506	—	—	32,773
Intangible Assets	10,860	12,285	7,510	—	—	30,655
Other current and long-term assets, excluding cash and near cash assets(1)	54,295	44,845	13,802	1,807	22,251	137,000
Segment Assets	406,264	852,687	50,966	57,286
Cash and near cash assets(1)						384,044
Total Assets						1,782,965
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities and construction reserve funds.

	Inland River Services $’000	Shipping Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2016
Operating Revenues:
External customers	41,094	57,350	11,010	116	—	109,570
Intersegment	—	—	20	—	(20)	—
	41,094	57,350	11,030	116	(20)	109,570
Costs and Expenses:
Operating	31,496	28,542	6,618	—	(83)	66,573
Administrative and general	3,982	6,675	3,423	410	6,441	20,931
Depreciation and amortization	6,308	8,216	432	—	908	15,864
	41,786	43,433	10,473	410	7,266	103,368
Gains (Losses) on Asset Dispositions and Impairments, Net	(597)	3	1	—	—	(593)
Operating Income (Loss)	(1,289)	13,920	558	(294)	(7,286)	5,609
Other Income (Expense):
Derivative losses, net	—	—	—	—	(862)	(862)
Foreign currency gains (losses), net	410	(3)	(24)	(1)	36	418
Other, net	(1)	(5,534)	—	—	74	(5,461)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(171)	(551)	91	(481)	—	(1,112)
Segment Profit (Loss)	(1,051)	7,832	625	(776)
Other Income (Expense) not included in Segment Profit (Loss)						(14,390)
Less Equity Losses included in Segment Profit (Loss)						1,112
Loss Before Taxes, Equity Losses and Discontinued Operations						(14,686)

	Inland River Services $’000	Shipping Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2016
Operating Revenues:
External customers	114,522	170,025	29,356	366	—	314,269
Intersegment	—	—	104	—	(104)	—
	114,522	170,025	29,460	366	(104)	314,269
Costs and Expenses:
Operating	89,060	86,045	18,850	—	(319)	193,636
Administrative and general	11,671	20,930	10,871	834	20,662	64,968
Depreciation and amortization	19,699	22,193	1,335	—	2,778	46,005
	120,430	129,168	31,056	834	23,121	304,609
Gains (Losses) on Asset Dispositions and Impairments, Net	2,588	3	(1)	—	—	2,590
Operating Income (Loss)	(3,320)	40,860	(1,597)	(468)	(23,225)	12,250
Other Income (Expense):
Derivative losses, net	—	—	—	—	(3,527)	(3,527)
Foreign currency gains (losses), net	2,865	(12)	(124)	(1)	84	2,812
Other, net	(5)	(6,461)	—	(6,723)	79	(13,110)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(4,626)	(2,116)	277	(704)	—	(7,169)
Segment Profit (Loss)	(5,086)	32,271	(1,444)	(7,896)
Other Income (Expense) not included in Segment Profit (Loss)						(63,851)
Less Equity Losses included in Segment Profit (Loss)						7,169
Loss Before Taxes, Equity Losses and Discontinued Operations						(65,426)

Capital Expenditures	17,629	189,988	—	—	208	207,825

As of September 30, 2016
Property and Equipment:
Historical cost	392,698	592,132	2,829	—	30,711	1,018,370
Accumulated depreciation	(161,023)	(253,116)	(2,483)	—	(17,427)	(434,049)
	231,675	339,016	346	—	13,284	584,321
Construction in progress	9,948	328,692	—	—	(1,191)	337,449
Net property and equipment	241,623	667,708	346	—	12,093	921,770
Investments, at Equity, and Advances to 50% or Less Owned Companies	80,004	57,366	551	60,131	—	198,052
Inventories	2,033	952	237	—	—	3,222
Goodwill	2,427	1,852	48,124	—	—	52,403
Intangible Assets	5,295	—	18,201	—	—	23,496
Other current and long-term assets, excluding cash and near cash assets(1)	55,710	27,508	13,186	15,522	4,384	116,310
Segment Assets	387,092	755,386	80,645	75,653
Cash and near cash assets(1)						473,993
Discontinued Operations						1,164,887
Total Assets						2,954,133
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities and construction reserve funds.

15. DISCONTINUED OPERATIONS
The Company’s discontinued operations consist of SEACOR Marine and ICP as following the Spin-off and sale, respectively, the Company has no continuing involvement in either of these businesses (see Note 1). Summarized selected operating results of the Company’s discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
SEACOR Marine
Operating Revenues	$—	$54,125	$62,291	$171,275
Costs and Expenses:
Operating	—	41,159	65,888	134,254
Administrative and general	—	10,588	29,682	34,915
Depreciation and amortization	—	14,213	22,181	44,305
	—	65,960	117,751	213,474
Gains (Losses) on Asset Dispositions and Impairments, Net	—	(29,233)	4,219	(49,970)
Operating Loss	—	(41,068)	(51,241)	(92,169)
Other Income (Expense), Net	—	(2,993)	1,780	(14,675)
Income Tax Benefit	—	(15,263)	(12,931)	(35,831)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	—	790	1,663	(364)
Net Loss	$—	$(28,008)	$(34,867)	$(71,377)
Net Loss Attributable to Noncontrolling Interests	$—	$(73)	$(1,892)	$(904)

ICP
Operating Revenues	$—	$44,019	$78,061	$134,204
Costs and Expenses:
Operating	—	39,879	76,306	122,321
Administrative and general	—	750	2,109	2,318
Depreciation and amortization	—	1,055	2,354	3,172
	—	41,684	80,769	127,811
Operating Income (Loss)	—	2,335	(2,708)	6,393
Other Income, Net (including gain on sale of business)	18,223	537	20,558	3,014
Income Tax Expense	7,296	921	7,363	2,903
Net Income	$10,927	$1,951	$10,487	$6,504
Net Income (Loss) Attributable to Noncontrolling Interests	$—	$569	$(539)	$1,975

Eliminations
Operating Revenues	$—	$(731)	$(1,176)	$(1,799)
Costs and Expenses:
Operating	—	(815)	(1,289)	(2,065)
Administrative and general	—	(24)	(42)	(77)
	—	(839)	(1,331)	(2,142)
Operating Income	—	108	155	343
Other Income, Net	—	916	1,738	2,833
Income Tax Expense	—	359	663	1,112
Net Income	$—	$665	$1,230	$2,064

Loss from Discontinued Operations, Net of Tax	$—	$(25,392)	$(23,150)	$(62,809)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this Form 10-Q as well as in other reports, materials and oral statements that the Company releases from time to time constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. Forward-looking statements are inherently uncertain and subject to a variety of assumptions, risks and uncertainties that could cause actual results to differ materially from those anticipated or expected by management of the Company. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements. Actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including risks relating to weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels, increased government legislation and regulation of the Company’s businesses that could increase the cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with the provision of emergency response services, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Shipping Services, decreased demand for Shipping Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations and economic sanctions, the dependence of Inland River Services and Shipping Services on several key customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Shipping Acts on the amount of foreign ownership of the Company’s Common Stock, operational risks of Inland River Services and Shipping Services, effects of adverse weather conditions and seasonality, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors on Inland River Services’ operations, the ability to realize anticipated benefits from acquisitions and other strategic transactions, adequacy of insurance coverage ,the ability to recognize the anticipated benefits of the Spin-off, the ability to remediate the material weaknesses the Company has identified in its internal controls over financial reporting, the attraction and retention of qualified personnel by the Company, and various other matters and factors, many of which are beyond the Company’s control as well as those discussed in Item 1A (Risk Factors) of the Company’s Annual report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission (“SEC”). It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties. Given these risk factors, investors and analysts should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (if any). These statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995.
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

On July 3, 2017, the Company completed the sale of its 70% interest in Illinois Corn Processing LLC (“ICP”), the company that operated SEACOR’s Illinois Corn Processing business segment, through a merger transaction whereby the Company received $21.0 million in cash and a note from the buyer for $32.8 million after working capital adjustments resulting in a third quarter gain of $10.9 million, net of tax. On September 15, 2017, the Company received payment of the outstanding balance of the note, including accrued and unpaid interest.
Historical results for all periods presented herein, present the financial position, results of operations and cash flows of SEACOR Marine and ICP as discontinued operations.
Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and nine months (“Current Nine Months”) ended September 30, 2017 compared with the three months (“Prior Year Quarter”) and nine months (“Prior Nine Months”) ended September 30, 2016. See “Item 1. Financial Statements—Note 14. Segment Information” included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the meaning given to those terms used in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Inland River Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	42,699	96	39,659	97	117,775	94	111,566	97
Foreign	1,909	4	1,435	3	7,146	6	2,956	3
	44,608	100	41,094	100	124,921	100	114,522	100
Costs and Expenses:
Operating:
Barge logistics	23,549	53	21,259	52	64,337	52	53,235	47
Personnel	4,249	9	3,579	9	12,831	10	14,704	13
Repairs and maintenance	761	2	944	2	2,481	2	3,713	3
Insurance and loss reserves	818	2	460	1	1,872	1	2,311	2
Fuel, lubes and supplies	1,367	3	1,034	3	4,793	4	3,500	3
Leased-in equipment	1,224	3	1,738	4	4,475	4	4,676	4
Other	3,420	8	2,482	6	9,070	7	6,921	6
	35,388	80	31,496	77	99,859	80	89,060	78
Administrative and general	3,141	7	3,982	10	11,658	9	11,671	10
Depreciation and amortization	6,329	14	6,308	15	19,404	16	19,699	17
	44,858	101	41,786	102	130,921	105	120,430	105
Gains (Losses) on Asset Dispositions and Impairments, Net	5,136	12	(597)	(1)	11,260	9	2,588	2
Operating Income (Loss)	4,886	11	(1,289)	(3)	5,260	4	(3,320)	(3)
Other Income (Expense):
Foreign currency gains, net	992	2	410	—	730	1	2,865	3
Other, net	—	—	(1)	—	—	—	(5)	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(1,235)	(3)	(171)	—	(4,877)	(4)	(4,626)	(4)
Segment Profit (Loss)(1)	4,643	10	(1,051)	(3)	1,113	1	(5,086)	(4)
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 10. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Dry-cargo barge pools	27,477	62	27,729	67	74,506	59	68,258	60
Charter-out of dry-cargo barges	561	1	913	2	1,663	1	2,718	3
Liquid unit tow operations(1)	—	—	59	—	—	—	7,189	6
Terminal operations	8,505	19	6,561	16	24,449	20	19,486	17
Fleeting operations	4,472	10	3,135	8	13,380	11	9,594	8
Inland river towboat operations and other activities	3,593	8	2,697	7	10,923	9	7,277	6
	44,608	100	41,094	100	124,921	100	114,522	100
______________________

(1)	The Company sold the equipment used in the liquid unit tow operations during April 2016.
Dry-Cargo Barge Pools Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry-cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Tons	%	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	1,174	61	1,244	68	2,663	52	2,728	59
Non-Grain	745	39	585	32	2,443	48	1,906	41
	1,919	100	1,829	100	5,106	100	4,634	100

	Days		Days		Days		Days
Available barge days	59,558		52,482		172,300		156,222
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $3.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues from the dry-cargo barge pools were $0.3 million lower primarily due to lower freight rates as a consequence of an oversupply of equipment. Operating revenues from the charter-out of dry-cargo barges were $0.3 million lower primarily due to barges coming off charter and being placed in the dry-cargo barge pools. Operating revenues from terminal operations were $1.9 million higher primarily due to increased container movements in new terminal locations. Operating revenues from fleeting operations were $1.3 million higher primarily due to higher activity levels and the acquisition of fleeting assets during the fourth quarter of 2016. Operating revenues from the inland river towboat operations and other activities were $0.9 million higher primarily due to increased activity for the Company’s liquid tank barge operations in Colombia, the completion of machine and repair services provided to third parties and the placement of two newly delivered towboats on time charter with the Company’s SCF Bunge Marine 50% or less owned company.
Operating Expenses. Operating expenses were $3.9 million higher in the Current Year Quarter compared with the Prior Year Quarter. Barge logistics expenses were $2.3 million higher primarily due to higher towing and switching costs as a consequence of higher activity levels and increased towing rates for the dry-cargo barge pools. Personnel costs were $0.7 million higher primarily due to the acquisition of fleeting assets during the fourth quarter of 2016. Leased-in equipment costs were $0.5 million lower primarily due to lower rates for leased-in barges. Other operating expenses were $0.9 million higher primarily due to increased container movements and higher trucking rates supporting terminal operations.
Administrative and general. Administrative and general expenses were $0.8 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to importation taxes paid in the Prior Year Quarter for eight tank barges used in the Company’s liquid tank barge operations in Colombia.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold one towboat and other equipment for net proceeds of $7.7 million and gains of $4.5 million. In addition, the Company recognized previously deferred gains of $0.6 million. During the Prior Year Quarter, the Company recognized an impairment charge of $1.1 million related to equipment under construction. In addition, the Company recognized previously deferred gains of $0.6 million.
Operating Income (Loss). Excluding gains (losses) on asset dispositions and impairments, net, operating loss as a percentage of operating revenues was 1% in the Current Year Quarter compared with 2% in the Prior Year Quarter.
Foreign currency gains, net. During the Current Year Quarter and Prior Year Quarter, foreign currency gains, net were primarily due to the strengthening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Current Year Quarter, the Company recognized $1.2 million of equity in losses of 50% or less owned companies, net of tax. The Company recognized $1.4 million of equity in losses from SCFCo primarily due to navigational delays, increased charter-in expense and higher port charges. In addition, the Company recognized interest income (not a component of segment profit (loss)) of $0.8 million and deferred gains of $0.4 million on notes due from and equipment previously sold to SCFCo.
During the Prior Year Quarter, the Company recognized $0.2 million of equity in losses of 50% or less owned companies, net of tax. The Company recognized $0.6 million of equity in losses from SCFCo as a consequence of continued weakness in the iron ore and grain markets. In addition, the Company recognized interest income (not a component of segment profit (loss)) of $0.8 million and deferred gains of $0.5 million on notes due from and equipment previously sold to SCFCo. The Company also recognized $0.7 million of equity in earnings from SCF Bunge Marine due to increased demand in moving grain associated with the commencement of the fall harvest.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Operating revenues were $10.4 million higher in the Current Nine Months compared with the Prior Nine Months. Operating revenues from the dry-cargo barge pools were $6.2 million higher primarily due to increased loadings and higher demurrage revenue. Operating revenues from the charter-out dry-cargo barges were $1.0 million lower due to barges coming off charter and being placed in the dry-cargo barge pools. Operating revenues from liquid unit tow operations were $7.2 million lower due to the sale of the equipment in the second quarter of 2016. Operating revenues from terminal operations were $5.0 million higher primarily due to increased container movements in new terminal locations. Operating revenues from fleeting operations were $3.8 million higher primarily due to higher activity levels and the acquisition of fleeting assets during the fourth quarter of 2016. Operating revenues from inland river towboat operations and other activities were $3.6 million higher primarily due to higher activity for the Company’s liquid tank barge operations in Colombia.
Operating Expenses. Operating expenses were $10.8 million higher in the Current Nine Months compared with the Prior Nine Months. Barge logistics expenses were $11.1 million higher primarily due to higher towing and switching costs as a consequence of higher activity levels and increased towing rates for the dry-cargo barge pools. Personnel costs were $1.9 million lower primarily due to the sale of the liquid unit tow operations in the second quarter of 2016, partially offset by higher personnel costs associated with the acquisition of fleeting assets during the fourth quarter of 2016. Repairs and maintenance costs were $1.2 million lower and insurance and loss reserves were $0.4 million lower primarily due to the sale of the liquid unit tow equipment in the second quarter of 2016. Fuel, lubes and supplies were $1.3 million higher primarily due to increased activity in the Company’s liquid tank barge operations in Colombia. Other operating expenses were $2.1 million higher primarily due to increased container movements and higher trucking rates supporting terminal operations.
Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Nine Months, the Company sold two towboats, 50 dry-cargo barges and other equipment for net proceeds of $27.5 million and gains of $17.6 million, of which $9.9 million were recognized currently and $7.7 million were deferred. Equipment dispositions included the sale-leaseback of 50 dry-cargo barges for $12.5 million with lease back terms of 84 months. In addition, the Company recognized losses of $0.4 million related to the total loss of a 30,000 barrel tank barge while being transported to Colombia and recognized previously deferred gains of $1.8 million. During the Prior Nine Months, the Company sold 20 30,000 barrel inland river liquid tank barges, the rights to eight leased-in 30,000 barrel inland river liquid tank barges and 14 inland river towboats for net proceeds of $90.0 million and gains of $1.9 million. In addition, the Company recognized an impairment charge of $1.1 million related to equipment under construction and recognized previously deferred gains of $1.8 million.
Operating Income (Loss). Excluding gains (losses) on asset dispositions and impairments, net, operating loss as a percentage of operating revenues was 5% in the Current Nine Months and Prior Nine Months.
Foreign currency gains, net. During the Current Nine Months, foreign currency gains, net were primarily due to the strengthening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.

Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Current Nine Months, equity in losses of 50% or less owned companies, net of tax, primarily related to the results of SCFCo and reflect an improvement compared with the Prior Nine Months as a consequence of improving market conditions for iron ore, industrial commodities and agricultural products. In addition, the Company recognized interest income (not a component of segment profit (loss)) of $2.5 million and deferred gains of $1.3 million on notes due from and equipment previously sold to SCFCo.
During the Prior Nine Months, equity in losses of 50% or less owned companies, net of tax, primarily related to the results of SCFCo and reflected continued weakness in the iron ore and grain markets. In addition, the Company recognized interest income (not a component of segment profit (loss)) of $2.4 million and deferred gains of $1.4 million on notes due from and equipment previously sold to SCFCo.
Fleet Count
The composition of Inland River Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2017
Dry-cargo barges	641	258	50	494	1,443
Liquid tank barges:
10,000 barrel	18	—	—	—	18
30,000 barrel	2	—	—	—	2
Specialty barges	10	—	—	—	10
Towboats:
4,000 hp - 6,600 hp	3	11	4	—	18
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	2	2	—	—	4
Harbor boats:
1,100 hp - 2,000 hp	9	—	6	—	15
Less than 1,100 hp	9	—	—	—	9
	695	271	60	494	1,520
2016
Dry-cargo barges	657	258	—	490	1,405
Liquid tank barges:
10,000 barrel	18	—	—	—	18
Specialty barges	11	—	—	—	11
Towboats:
4,000 hp - 6,600 hp	2	11	4	—	17
3,300 hp - 3,900 hp	1	—	—	—	1
Less than 3,200 hp	2	2	—	—	4
Harbor boats:
1,100 hp - 2,000 hp	7	—	6	—	13
Less than 1,100 hp	6	—	—	—	6
	704	271	10	490	1,475

Shipping Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	91,794	88	45,574	79	204,738	84	134,953	79
Foreign	11,986	12	11,776	21	38,704	16	35,072	21
	103,780	100	57,350	100	243,442	100	170,025	100
Costs and Expenses:
Operating:
Personnel	23,730	23	11,808	21	53,380	22	33,139	19
Repairs and maintenance	4,026	4	2,255	4	10,100	4	7,648	5
Drydocking	6,883	7	671	1	10,273	4	2,306	1
Insurance and loss reserves	1,578	2	932	2	4,960	2	3,478	2
Fuel, lubes and supplies	5,492	5	3,284	5	12,790	5	9,412	6
Leased-in equipment	6,146	6	5,693	10	18,573	8	18,081	11
Other	18,011	17	3,899	7	26,994	11	11,981	7
	65,866	64	28,542	50	137,070	56	86,045	51
Administrative and general	9,612	9	6,675	12	24,728	10	20,930	12
Depreciation and amortization	13,516	13	8,216	14	32,792	14	22,193	13
	88,994	86	43,433	76	194,590	80	129,168	76
Gains (Losses) on Asset Dispositions and Impairments, Net	73	—	3	—	(342)	—	3	—
Operating Income	14,859	14	13,920	24	48,510	20	40,860	24
Other Income (Expense):
Foreign currency gains (losses), net	5	—	(3)	—	8	—	(12)	—
Other, net	59	—	(5,534)	(9)	118	—	(6,461)	(4)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,493	2	(551)	(1)	8,150	3	(2,116)	(1)
Segment Profit(1)	16,416	16	7,832	14	56,786	23	32,271	19
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 10. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Marine Transportation:
Time charter	41,929	40	21,571	38	99,847	41	59,044	35
Bareboat charter	7,883	8	8,744	15	25,085	10	26,041	15
Contract of affreightment	11,352	11	—	—	11,352	5	—	—
Voyage contract	12,614	12	—	—	15,223	6	—	—
Harbor towing and bunkering	18,867	18	15,753	27	56,039	23	51,690	30
Short-sea transportation	10,467	10	11,068	19	34,797	14	31,979	19
Technical management services	668	1	214	1	1,099	1	1,271	1
	103,780	100	57,350	100	243,442	100	170,025	100

International Shipholding Corporation Acquisition. On July 3, 2017, SEACOR acquired International Shipholding Corporation (“ISH”) including: United Ocean Services, which operates Jones Act U.S.-flag dry-bulk carriers supporting the cross-U.S. Gulf trade of fertilizer, phosphate rock, coal, and petroleum coke; and Central Gulf Lines, Inc. (“CGL”) and Waterman Steamship Company, two long-established U.S. based shipping lines that charter and operate vessels enrolled in the U.S. government’s Maritime Security Program. CGL time charters four U.S.-flag Pure Car/Truck Carriers (“PCTCs”), to a third party when not moving U.S. military, commercial and U.S. government-impelled cargoes.
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $46.4 million higher in the Current Year Quarter compared with the Prior Year Quarter.
Time charter revenues were $20.4 million higher primarily due to placing two newly built U.S-flag product tankers into service and the addition of four PCTCs as a consequence of the ISH acquisition. Bareboat charter revenues were $0.9 million lower primarily due to out-of-service time associated with drydocking one U.S.-flag product tanker following the completion of its bareboat charter and before commencing a time charter. Contract of affreightment revenues were $11.4 million higher due to the activities of two U.S.-flag dry bulk carriers acquired in the ISH acquisition. Voyage contract revenues were $12.6 million higher due to placing one newly built U.S.-flag multi-grade chemical articulated tug-barge into service and the activities of the PCTCs acquired in the ISH acquisition, which from time-to-time move government cargo on a voyage-by-voyage basis.
Operating revenues for harbor towing and bunkering were $3.1 million higher primarily due to increased activity for harbor tugs, the commencement of a time charter contract for one U.S.-flag offshore tug during February 2017 and the commencement of a bareboat charter contract for two foreign-flag harbor tugs during April 2017.
Operating revenues for short-sea transportation were $0.6 million lower primarily due to fewer voyages due to the impact of Hurricane Irma.
Operating Expenses. Operating expenses were $37.3 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to placing two newly built U.S.-flag product tankers and one newly built U.S.-flag multi-grade chemical articulated tug-barge into service, the drydocking of one U.S.-flag product tanker and the addition of the PCTCs and U.S.-flag dry-bulk carriers acquired in the ISH acquisition.
Administrative and general. Administrative and general expenses were $2.9 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the ISH acquisition.
Depreciation and Amortization. Depreciation and amortization expenses were $5.3 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to placing two newly built U.S.-flag product tankers and one newly built U.S.-flag multi-grade chemical articulated tug-barge into service and the addition of the U.S.-flag dry-bulk carriers acquired in the ISH acquisition.
Operating Income. Operating income as a percentage of operating revenues was 14% in the Current Year Quarter compared with 24% in the Prior Year Quarter. The decrease was primarily due to costs associated with the ISH acquisition, and higher drydocking costs for one U.S-flag product tanker.
Other, net. During the Prior Year Quarter, the Company recognized a $5.5 million impairment charge related to its cost investment in a foreign container shipping company.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During the Current Year Quarter, equity in earnings of 50% or less owned companies, net of tax, included $0.8 million of earnings from Trailer Bridge and $0.7 million of earnings from ISH’s 50% or less owned companies that own and operate two foreign-flag rail ferries and a full service railcar facility. In addition, the Company recognized interest income (not a component of segment profit) of $0.1 million on notes due from Trailer Bridge compared with $2.7 million in the Prior Year Quarter.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Operating revenues were $73.4 million higher in the Current Nine Months compared with the Prior Nine Months.
Time charter revenues were $40.8 million higher primarily due to placing three newly built U.S-flag product tankers into service and the addition of four PCTCs as a consequence of the ISH acquisition. Bareboat charter revenues were $1.0 million lower primarily due to out-of-service time associated with drydocking one U.S.-flag product tanker following the completion of its bareboat charter and before commencing a time charter. Contract of affreightment revenues were $11.4 million higher due to the activities of two U.S.-flag dry-bulk carriers acquired in the ISH acquisition. Voyage contract revenues were $15.2 million higher due to placing one newly built U.S.-flag multi-grade chemical articulated tug-barge into service and the activities of the PCTCs acquired in the ISH acquisition, which from time-to-time move government cargo on a voyage-by-voyage basis.

Operating revenues for harbor towing and bunkering were $4.3 million higher primarily due to increased activity for harbor tugs, the commencement of a time charter contract for one U.S.-flag offshore tug during February 2017 and the commencement of a bareboat charter contract for two foreign-flag harbor tugs during April 2017.
Operating revenues for short-sea transportation were $2.8 million higher primarily due to higher cargo shipping demand.
Operating Expenses. Operating expenses were $51.0 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to placing three newly built U.S.-flag product tankers and one newly built U.S.-flag multi-grade chemical articulated tug-barge into service, the drydocking of one U.S.-flag product tanker and the addition of the PCTCs and U.S.-flag dry-bulk carriers acquired in the ISH acquisition.
Administrative and general. Administrative and general expenses were $3.8 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to the ISH acquisition and the accelerated vesting of share awards as a consequence of the Spin-off.
Depreciation and Amortization. Depreciation and amortization expenses were $10.6 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to placing three newly built U.S.-flag product tankers and one newly built U.S.-flag multi-grade chemical articulated tug-barge into service and the addition of the U.S.-flag dry-bulk carriers acquired in the ISH acquisition.
Operating Income. Operating income as a percentage of operating revenues was 20% in the Current Nine Months compared with 24% in the Prior Nine Months. The decrease was primarily due to the costs associated with the ISH acquisition and higher drydocking costs for one U.S-flag product tanker.
Other, net. During the Prior Nine Months, the Company recognized a $6.5 million impairment charge related to its cost investment in a foreign container shipping company.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. The Company recognized equity in earnings of 50% or less owned companies, net of tax, of $8.2 million in the Current Nine Months compared with equity in losses of 50% or less owned companies, net of tax, of $2.1 million in the Prior Nine Months. Equity in earnings from Trailer Bridge improved by $7.4 million following its recapitalization during December 2016 and equity in earnings from SeaJon improved $4.2 million as a consequence of a gain on the sale of its U.S.-flag dry-bulk articulated tug-barge during June 2017. The Company also recognized equity in earnings of $0.7 million from ISH’s 50% or less owned companies that own and operate two foreign-flag rail ferries and a full service railcar facility. These improvements were partially offset by equity in losses from start-up costs incurred by Kotug Seabulk Maritime that was formed on April 1, 2017 and no contribution from the SeaJon II and SEA-Access 50% or less owned companies that ceased operations during 2016. In addition, the Company recognized interest income (not a component of segment profit) of $0.5 million on notes due from Trailer Bridge in the Current Nine Months compared with $7.7 million in the Prior Nine Months.

Fleet Count
The composition of Shipping Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Total
2017
Petroleum Transportation:
Product tankers - U.S.-flag	7	—	3	10
Articulated tug-barge - U.S.-flag	1	—	—	1
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	8	23
Harbor tugs - Foreign-flag	6	2	—	8
Offshore tug - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	1	—	1
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
PCTC(2) - U.S.-flag	—	—	4	4
Dry-bulk carrier - U.S.-flag(3)	2	—	—	2
Rail ferry - Foreign-flag	—	2	—	2
	44	12	15	71
2016
Petroleum Transportation:
Product tankers - U.S.-flag	5	—	3	8
Harbor Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	9	24
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tug - U.S.-flag	—	1	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Liner and Short-Sea Transportation:
RORO(1)/Deck barges - U.S.-flag	—	7	—	7
Short-sea container/RORO(1) - Foreign-flag	7	—	—	7
Other:
Dry-bulk articulated tug-barge - U.S.-flag	—	1	—	1
	36	9	12	57
______________________

(1)	Roll On/Roll Off.

(2)	Pure Car/Truck Carrier.

(3)	Excludes one U.S.-flag dry-bulk carrier removed from service.

Witt O’Brien’s and Other
Segment profit (loss) of Witt O’Brien’s and the Company's Other activities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	$’000	$’000	$’000	$’000
Witt O’Brien’s	576	625	(688)	(1,444)
Other activities(1)(2)	54	(776)	(1,104)	(7,896)
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 10. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

(2)	The components of segment profit (loss) do not include interest income, which is a significant component of the Company’s lending and leasing activities.
Witt O’Brien’s. Segment loss in the Current Nine Months decreased by $0.8 million compared with the Prior Nine Months, primarily due to a reduction in bad debt expense.
Other activities. During the Prior Nine Months, Other activities included a $6.7 million reserve for one of the Company’s notes receivable from third parties following a decline in the underlying collateral value.
Corporate and Eliminations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	$’000	$’000	$’000	$’000
Corporate Expenses	(5,059)	(7,290)	(25,129)	(23,231)
Eliminations	21	4	57	6
Operating Loss	(5,038)	(7,286)	(25,072)	(23,225)
Other Income (Expense):
Derivative gains (losses), net	—	(862)	19,727	(3,527)
Foreign currency gains (losses), net	(45)	36	110	84
Other, net	5	74	250	79
Corporate Expenses. Corporate expenses in the Current Year Quarter were lower primarily due to amounts charged to SEACOR Marine for transition services provided pursuant to the transition services agreement entered into in connection with the Spin-off. Corporate expenses in the Current Nine Months were higher primarily due to higher compensation costs related to the accelerated vesting of share awards as a consequence of the Spin-off.
Derivative gains (losses), net. Derivative gains (losses), net, in the Current Nine Months, Prior Year Quarter and Prior Nine Months primarily related to changes in the fair value of the exchange option liability on SEACOR Marine’s convertible senior notes. Upon the Spin-off, the exchange option on subsidiary convertible senior notes was terminated as the notes became the sole obligation of SEACOR Marine and convertible only into the common stock of SEACOR Marine.
Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	$’000	$’000	$’000	$’000
Interest income	2,367	4,492	6,651	13,100
Interest expense	(9,121)	(9,955)	(31,101)	(29,892)
Debt extinguishment gains (losses), net	3	557	(94)	5,395
Marketable security losses, net	(12,478)	(9,484)	(13,316)	(52,454)
	(19,229)	(14,390)	(37,860)	(63,851)

Interest income. Interest income in the Current Year Quarter and Current Nine Months was lower compared with the Prior Year Quarter and Prior Nine Months primarily due to lower outstanding balances of notes receivable from 50% or less owned companies following the exchange of notes receivable from Trailer Bridge for equity during the fourth quarter of 2016.
Interest expense. Interest expense in the Current Year Quarter was lower compared with the Prior Year Quarter primarily due to the repurchase of a portion of the Company’s 7.375% Senior Notes and 2.5% Convertible Senior Notes as well as a $2.0 million reduction in interest expense related to the reversal of accumulated accrued interest on an income tax provision recorded in conjunction with the spin-off of Era Group Inc. (“Era Group”). Interest expense in the Current Nine Months was higher compared with the Prior Nine Months primarily due to higher interest expense on the SEA-Vista Credit Facility as well as lower capitalized interest partially offset by lower interest expense due to the repurchase of a portion of the Company’s 7.375% Senior Notes and 2.5% Convertible Senior Notes as well as the interest reversal described above.
Debt extinguishment gains (losses), net. During the Current Year Quarter, the Company repurchased $13.2 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $13.3 million resulting in immaterial gains on debt extinguishment. During the Current Nine Months, the Company repurchased $7.6 million in principal amount of its 7.375% Senior Notes for $7.7 million resulting in losses on debt extinguishment of $0.2 million and repurchased $61.7 million of its 2.5% Convertible Senior Notes for total consideration of $61.9 million resulting in gains on debt extinguishment of $0.1 million. During the Prior Year Quarter the Company repurchased $41.4 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $41.0 million resulting in gains on debt extinguishment of $0.6 million. During the Prior Nine Months, the Company repurchased $22.6 million in principal amount of its 7.375% Senior Notes for $20.3 million resulting in a gain on debt extinguishment of $2.1 million and repurchased $117.4 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $114.9 million resulting in gains on debt extinguishment of $3.3 million.
Marketable security losses, net. The Company’s most significant marketable security position is its investment in 9,177,135 shares of Dorian LPG Ltd. (“Dorian”), a publicly traded company listed on the New York Stock Exchange under the symbol “LPG.” Marketable security losses during the Current Year Quarter, Current Nine Months, Prior Year Quarter and Prior Nine Months are primarily related to unrealized losses related to the Company’s investment in Dorian.
Income Taxes
During the nine months ended September 30, 2017, the Company’s effective income tax rate of (121.6)% was primarily due to the reversal of a provision related to potential tax exposures surrounding the spin-off of Era Group by means of a dividend to SEACOR’s shareholders of all the issued and outstanding common stock of Era Group (the “Era Spin-off”) and taxes not provided on income attributable to noncontrolling interests. During the year ended December 31, 2013, the Company provided for income taxes of $10.1 million relating to potential tax exposures surrounding the Era Spin-off. During the nine months ended September 30, 2017, the Company reversed this provision as the statute of limitations expired. In addition, the Company’s reversed accumulated accrued interest of $2.0 million related to this provision, included as a reduction in interest expense in the accompanying condensed consolidated statements of income (loss).
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
The Company's capital commitments as of September 30, 2017 by year of expected payment were as follows (in thousands):

	Remainder of 2017	2018	2019	Total
Shipping Services	$4,689	$2,252	$—	$6,941
Inland River Services	1,577	1,137	529	3,243
	$6,266	$3,389	$529	$10,184
Subsequent to September 30, 2017, the Company committed to purchase additional equipment for $2.6 million.

As of September 30, 2017, the Company had outstanding debt of $739.6 million, net of discounts and issuance costs, and letters of credit totaling $27.2 million with various expiration dates through 2019. In addition, as of September 30, 2017, the Company has guaranteed payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine totaling $101.6 million (including $16.7 million of the letters of credit included above), which decline as payments are made on the outstanding obligations. As of September 30, 2017, the holders of the Company’s outstanding principal balances of $95.5 million for the 2.5% Convertible Senior Notes and $230.0 million for the 3.0% Convertible Senior Notes may require the Company to repurchase the notes on December 19, 2017 and November 19, 2020, respectively. The Company’s long-term debt maturities, assuming the note holders require the Company to repurchase the notes on those dates, are as follows (in thousands):

Remainder of 2017	$104,947
2018	20,662
2019	172,056
2020	465,119
2021	403
Years subsequent to 2021	6,785
$769,972
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of September 30, 2017, the Company’s repurchase authority for the Securities was $77.4 million.
As of September 30, 2017, the Company held balances of cash, cash equivalents, restricted cash, marketable securities and construction reserve funds totaling $384.0 million. As of September 30, 2017, construction reserve funds of $51.8 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire qualifying equipment. Additionally, the Company had $26.0 million available under its SEA-Vista and ISH credit facilities. Subsequent to September 30, 2017, the Company borrowed $6.0 million under these facilities.
Summary of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities-Continuing Operations	85,088	60,547
Operating Activities-Discontinued Operations	26,875	17,338
Investing Activities-Continuing Operations	(11,333)	(50,192)
Investing Activities-Discontinued Operations	2,720	(14,304)
Financing Activities-Continuing Operations	(86,747)	(60,890)
Financing Activities-Discontinued Operations	(7,149)	7,753
Effects of Exchange Rate Changes on Cash and Cash Equivalents-Continuing Operations	856	(1,937)
Effects of Exchange Rate Changes on Cash and Cash Equivalents-Discontinued Operations	208	499
Increase (Decrease) in Cash and Cash Equivalents	10,518	(41,186)

Operating Activities
Cash flows provided by continued and discontinued operating activities increased by $34.1 million in the Current Nine Months compared with the Prior Nine Months. The components of cash flows provided by (used in) operating activities during the Current Nine Months and Prior Nine Months were as follows:

	Nine Months Ended September 30,
	2017	2016
	$’000	$’000
Operating income from continuing operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net	71,271	55,665
Operating income (loss) from discontinued operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net	(33,478)	12,014
Changes in operating assets and liabilities before interest and income taxes	(13,152)	10,902
Purchases of marketable securities	(1,720)	(8,679)
Proceeds from sale of marketable securities	52,551	9,169
Cash settlements on derivative transactions, net	1,267	(44)
Dividends received from 50% or less owned companies	14,163	3,024
Interest paid, excluding capitalized interest(1)	(19,048)	(11,782)
Income taxes (paid) refunded, net	4,019	(3,688)
Other	36,090	11,304
Total cash flows provided by continuing and discontinued operating activities	111,963	77,885
_____________________

(1)
During the Current Nine Months and Prior Nine Months, capitalized interest paid and included in purchases of property and equipment for continuing and discontinued operations was $4.4 million and $14.3 million, respectively.

Operating income from continuing operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net was $15.6 million higher in the Current Nine Months compared with the Prior Nine Months. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company’s business segments.
Operating income (loss) from discontinued operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net was $45.5 million lower in the Current Nine Months compared with the Prior Nine Months.
During the Current Nine Months, cash used in operating activities of continuing and discontinued operations included $1.7 million to cover marketable security short positions. During the Current Nine Months, cash provided by operating activities of continuing and discontinued operations included $52.6 million received from the sale of marketable security long positions.
During the Prior Nine Months, cash used in operating activities of continuing and discontinued operations included $8.4 million to purchase marketable security long positions and $0.3 million to cover marketable security short positions. During the Prior Nine Months, cash provided by operating activities of continuing and discontinued operations included $8.9 million received from the sale of marketable security long positions and $0.3 million received upon entering into marketable security short positions.
Other cash flows provided by operating activities of continuing and discontinued operations in the Current Nine Months included $22.8 million and $10.8 million for the Current Nine Months and Prior Nine Months, respectively, for the amortization of stock expense. Additionally, other cash flows provided by activities of discontinued operations in the Current Nine Months includes an $18.2 million gain on the sale of ICP.
Investing Activities
During the Current Nine Months, net cash used in investing activities of continuing operations was $11.3 million primarily as follows:

•
Capital expenditures were $99.3 million. Equipment deliveries during the nine months ended September 30, 2017 included two inland river liquid tank barges, three inland river towboats, one U.S.-flag articulated tug-barge, one U.S.-flag product tanker, one U.S.-flag harbor tug and two foreign-flag harbor tugs.

•
The Company sold two inland river towboats, 50 dry-cargo barges and other property and equipment for net proceeds of $27.6 million. Equipment dispositions included the sale-leaseback of 50 dry-cargo barges for $12.5 million with leaseback terms of 84 months.

•	Construction reserve fund account transactions included deposits of $13.8 million and withdrawals of $37.7 million.

•
The Company made investments in, and advances to, 50% or less owned companies of $7.6 million, including $3.5 million to VA&E, $2.0 million to Trailer Bridge, $1.0 million to Avion, $0.9 million to SCFCo and $0.3 million to Kotug.

•	The Company received $6.2 million from its 50% or less owned companies, including $2.1 million from Trailer Bridge and $2.0 million from Avion and $1.7 million from SCFCo.

•	The Company received capital distributions of $3.5 million from SeaJon.

•	The Company received $5.0 million from the sale of a controlling interest in a subsidiary.

•	The Company received payments of $24.3 million on third party leases and notes receivable.

•	On July 3, 2017 the Company acquired all of the equity of ISH for a net purchase price of ($5.3) million net of cash acquired of $15.7 million.
During the Current Nine Months, net cash provided by investing activities of discontinued operations was $2.7 million primarily as follows:

•	Offshore Marine Services used net cash of $17.3 million related to the purchase and sale of equipment.

•	Illinois Corn Processing used net cash of $1.2 million for the purchase of equipment.

•	Offshore Marine Services received net cash of $4.1 million from construction reserve funds and restricted cash.

•	Offshore Marine Services received net distributions of $5.0 million from its 50% or less owned companies.

•	Offshore Marine Services used $7.8 million for business consolidations and acquisitions.
During the Prior Nine Months, net cash used in investing activities of continuing operations was $50.2 million primarily as follows:

•
Capital expenditures were $207.8 million. Equipment deliveries during the period included two inland river towboats, twelve inland river dry-cargo barges and two U.S.-flag product tankers. In addition, the Company received one U.S.-flag harbor tug as partial consideration for the sale of certain Inland River Services equipment.

•
The Company sold 20 30,000 barrel inland river liquid tank barges, the rights to eight leased-in 30,000 barrel inland river liquid tank barges, 14 inland river towboats, one U.S.-flag product tanker, one U.S.-flag harbor tug and other property and equipment for net proceeds of $152.1million ($142.1 million in cash, $8.0 million in seller financing and one U.S.-flag harbor tug valued at $2.0 million). Equipment dispositions included one 30,000 barrel inland river liquid tank barge under construction and the sale-leaseback of one U.S.-flag product tanker for $61.0 million with a leaseback term of 76 months. The Company also received $0.1 million of deposits on future equipment sales.

•	Construction reserve fund account transactions included withdrawals of $16.8 million.

•	The Company made investments in, and advances to, 50% or less owned companies of $4.5 million, including $3.0 million to Avion and $0.8 million in SCFCo.

•	The Company received capital distributions of $8.4 million from SEA-Access.

•	The Company received net advances on revolving credit lines provided to VA&E of $1.1 million.

•	The Company made $1.8 million of net issuances on third party leases and notes receivables.
During the Prior Nine Months, net cash used in investing activities of discontinued operations was $14.3 million primarily as follows:

•	Offshore Marine Services used net cash of $78.7 million related to the purchase and sale of equipment.

•	Illinois Corn Processing used net cash of $3.5 million for the purchase of equipment.

•	Offshore Marine Services used net cash of $76.7 million from construction reserve funds.

•	Offshore Marine Services made investments in and advances to, 50% or less owned companies of $8.2 million.
Financing Activities
During the Current Nine Months, net cash used in financing activities of continuing operations was $86.7 million. The Company:

•	purchased $7.6 million in principal amount of its 7.375% Senior Notes for $7.7 million;

•
purchased $61.7 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $61.9 million. Consideration of $60.5 million was allocated to the settlement of the long-term debt and $1.4 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes;

•	borrowed $38.9 million and repaid $52.5 million under the SEA-Vista Credit Facility;

•	repaid $12.2 million under the ISH Credit Facility;

•	made other scheduled payments on long-term debt and capital lease obligations of $0.3 million;

•
acquired 110,298 shares of Common Stock for treasury for an aggregate purchase price of $7.6 million from its employees to cover their tax withholding obligations related to share award transactions. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorization granted by SEACOR’s Board of Directors; and

•	received $16.4 million from share award plans.
During the Current Nine Months, net cash used in financing activities of discontinued operations was $7.1 million primarily due to a $7.4 million dividend payment to noncontrolling interests made by ICP.
During the Prior Nine Months, net cash used in financing activities of continuing operations was $60.9 million. The Company:

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

•	borrowed $71.0 million and repaid $2.9 million under the SEA-Vista Credit Facility;

•	issued other long-term debt of $7.5 million and incurred issuance costs of $0.1 million;

•	made other scheduled payments on long-term debt and capital lease obligations of 0.3 million;

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

•	received $1.6 million from share award plans.
During the Prior Nine Months, net cash provided by financing activities of discontinued operations was $7.8 million primarily as follows:

•	Offshore Marine services borrowed $36.4 million, net of issue costs, and repaid $25.1 million.

•	Illinois Corn Processing paid dividends to noncontrolling interests of $3.3 million.
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
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to “Liquidity and Capital Resources” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change in the Company’s off-balance sheet arrangements during the Current Nine Months, except for the impact of the Spin-off. In addition, the Company has issued letters of credit or guaranteed the payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of September 30, 2017, guarantees on behalf of SEACOR Marine totaled $101.6 million and will decline as payments are made on the outstanding obligations.

Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to “Liquidity and Capital Resources” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change in the Company’s contractual obligations and commercial commitments during the Current Nine Months except for the impact of the Spin-off, the sale of the Company’s interest in ICP and the acquisition of ISH.
The contractual obligations and commercial commitments of the Company’s discontinued operations as of December 31, 2016 totaled $592.2 million and primarily included long-term debt obligations of $300.5 million, capital purchase obligations of $94.9 million, operating leases of $79.2 million, purchase obligations of $26.3 million and joint venture guarantees of $79.7 million.
The contractual obligations and commercial commitments of ISH as of July 3, 2017, the acquisition date, totaled $70.7 million and primarily included long-term debt obligations of $28.7 million, operating leases of $39.3 million and purchase obligations of $2.7 million. See Off-Balance Sheet Arrangements above for a discussion of guarantees made by the Company on behalf of SEACOR Marine.
Contingencies
On December 15, 2010, ORM and NRC were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico, which is currently pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserted various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order. The Company has continually taken the position that all of the B3 claims asserted against it, ORM, and NRC have no merit. On February 16, 2016, all but eleven B3 claims against ORM and NRC were dismissed with prejudice, whether by joinder in the master complaint, individual complaint, or otherwise (the “B3 Dismissal Order”). On August 2, 2016, the Court granted an omnibus motion for summary judgment as it concerns ORM and NRC in its entirety, dismissing the remaining eleven plaintiffs’ against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). The deadline to appeal both of these orders has expired.
As noted above, various civil actions involving the Company, ORM, and/or NRC and concerning the Deepwater Horizon clean-up were consolidated with the MDL, although the majority of them have since been dismissed or otherwise resolved. The remaining claim is the following:

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
On July 18, 2017, the Court issued an order dismissing all remaining “B3” claims in the MDL with prejudice, with the exception of certain claims specifically listed on an exhibit annexed to the order (the “Master MDL B3 Dismissal Order”). Nathan Fitzgerald, the decedent in the Fitzgerald Action, was listed on the exhibit annexed to the Master MDL B3 Dismissal Order and so this claim against the Company remains pending. The Company is unable to estimate the potential exposure, if any, resulting from this matter, to the extent it remains viable, but believes it is without merit and does not expect that it will have a material effect on its consolidated financial position, results of operations or cash flows.
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
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company (“BP America”) (collectively “BP”) and the Plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, Plaintiffs’ economic loss claims and clean-up related claims against BP. Both settlements were granted final approval by the Court, all appeals have concluded, and the deadline for submitting claims with respect to both settlements has passed. Although neither the Company, ORM, nor NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, class members who did not file timely requests for exclusion are barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the potential exposure, if any, in connection with the various cases relating to the Deepwater Horizon oil spill response and clean-up and continues to evaluate the settlements’ impacts on these cases.
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
For a discussion of the Company’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change in the Company’s exposure to market risk during the Current Nine Months except for the impact of the Spin-off, the sale of the Company’s interest in ICP on July 3, 2017 and the acquisition of ISH on July 3, 2017. The Company’s remaining exposure to market risk is limited to the foreign exchange risk associated with the operations and intercompany lease obligations held by a subsidiary of the Company whose functional currency is the Colombian peso, marketable securities held by the Company and outstanding variable rate debt.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2017. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017 solely as a result of the material weaknesses in the Company’s internal control over financial reporting described in Management’s Annual Report included in its Annual report on Form 10-K for the year ended December 31, 2016.
The Company’s disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.
Management and the board of directors are deeply committed to maintaining internal controls over financial reporting and have no higher priority than the integrity of the Company’s financial statements. Management and the board of directors are equally focused on ensuring that material weaknesses identified in the past and referenced in these notes will be remediated promptly and effectively. Management has developed a remediation plan that is currently being implemented, which includes an improved approval process of certain manual journal entries, limiting access to the Company’s information technology system, and enhanced review and documentation controls relating to estimates of fair value and related impairment assessments. The Company is monitoring the effectiveness of the steps taken to ensure they are adequately addressing the identified weaknesses. The material weaknesses cannot be considered remediated until the applicable remedial controls have been fully implemented and have operated for a sufficient period of time to allow management to conclude, through testing, that these controls are operating effectively.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except those related to addressing the Company’s material weaknesses as described above.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Securities that may Yet be Purchased under the Plans or Programs(1)
July 1 – 31, 2017	—	$—	—	$89,154,977
August 1 – August 31, 2017	—	$—	—	$77,380,819
September 1 – September 30, 2017	—	$—	—	$77,380,819
______________________

(1)
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the Current Year Quarter, the Company repurchased $13.2 million in principal amount of its 2.5% Convertible Senior Notes reducing the securities purchase plan authority.

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

SEACOR Holdings Inc. (Registrant)

DATE:	November 1, 2017	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	November 1, 2017	By:	/S/ BRUCE WEINS
Bruce Weins, Senior Vice President and Chief Financial Officer (Principal Financial Officer)