Form 10-K
period 2017-12-31
SEACOR HOLDINGS INC /NEW/
filed 2018-03-01
CIK 859598

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2017 was approximately $560,389,661 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of February 23, 2018 was 17,943,211.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

SEACOR HOLDINGS INC.
FORM 10-K

i

ii

FORWARD-LOOKING STATEMENTS
Certain statements discussed in Item 1. (Business), Item 1A. (Risk Factors), Item 3. (Legal Proceedings), Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 7A. (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Annual Report on Form 10-K, as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters and involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Certain of these risks, uncertainties and other important factors are discussed in Item 1A. (Risk Factors) and Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations). However, it should be understood that it is not possible to identify or predict all such risks and other factors that could affect these forward looking statements. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.
PART I
ITEM 1.    BUSINESS
General
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries. “SEACOR” refers to SEACOR Holdings Inc., incorporated in 1989 in Delaware, without its subsidiaries. “Common Stock” refers to the common stock, par value $.01 per share, of SEACOR. The Company’s fiscal year ended on December 31, 2017.
SEACOR’s principal executive office is located at 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, and its telephone number is (954) 523-2200. SEACOR’s website address is www.seacorholdings.com. Any reference to SEACOR’s website is not intended to incorporate the information on the website into this Annual Report on Form 10-K.
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
Segment Information
SEACOR is a diversified holding company with interests in domestic and international transportation and logistics and risk management consultancy. The Company conducts its activities in the following reporting segments:

•	Ocean Transportation & Logistics Services (formerly Shipping Services)

•	Inland Transportation & Logistics Services (formerly Inland River Services)

•	Witt O’Brien’s

•	Other

Discontinued Operations
On June 1, 2017, the Company completed the spin-off of SEACOR Marine Holdings Inc. (“SEACOR Marine”), the company that operated SEACOR’s Offshore Marine Services business segment (the “Spin-off” or the “SMHI Spin-off”), by means of a dividend of all the issued and outstanding common stock of SEACOR Marine to SEACOR’s shareholders. Prior to the Spin-off, SEACOR and SEACOR Marine entered into a Distribution Agreement and other agreements that govern the post-Spin-off relationship between SEACOR and SEACOR Marine. For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of SEACOR Marine as discontinued operations.
On July 3, 2017, the Company completed the sale of its 70% interest in Illinois Corn Processing LLC (“ICP”), the company that operated SEACOR’s Illinois Corn Processing business segment. For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of ICP as discontinued operations.
Ocean Transportation & Logistics Services
Business
Ocean Transportation & Logistics Services (“Ocean Services”) owns and operates a diversified fleet of marine transportation, towing and bunkering assets, including U.S. coastwise eligible vessels and vessels trading internationally. Ocean Services has a 51% controlling interest in certain subsidiaries (collectively “SEA-Vista”) that operate U.S.-flag petroleum and chemical carriers servicing the U.S. coastwise crude oil, petroleum products and chemical trades. Ocean Services has a wholly owned harbor and offshore towing subsidiary assisting deep-sea vessels docking in U.S. Gulf and East Coast ports, providing ocean towing services between U.S. ports and providing oil terminal support and bunkering operations in St. Eustatius and the Bahamas. Additional services include U.S. coastwise trading dry bulk vessels, U.S.-flag Pure Car/Truck Carriers (“PCTCs”) operating globally under the U.S. Maritime Security Program (“MSP”) and liner, short-sea, rail car and project cargo transportation and logistics solutions to and from ports in the Southeastern United States, the Caribbean (including Puerto Rico), the Bahamas and Mexico. Ocean Services also provides technical ship management services for third-party vessel owners. Ocean Services contributed 61%, 52% and 44% of consolidated operating revenues during the years ended December 31, 2017, 2016 and 2015, respectively.
For a discussion of risk and economic factors that may impact Ocean Services’ financial position and its results of operations, see “Item 1A. Risk Factors” and “Ocean Transportation & Logistics Services” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Equipment, Services and Markets
The following tables identify the types of equipment that comprise Ocean Services' fleet as of December 31 for the indicated years. “Owned” are majority owned and controlled by Ocean Services, including SEA-Vista. “Leased-in” may either be equipment contracted from leasing companies to which Ocean Services may have sold such equipment or equipment chartered-in from third parties. “Joint Ventured” are owned by entities in which Ocean Services does not have a controlling interest.

	Owned	Leased-in	Joint Ventured	Total
2017
Petroleum Transportation:
Petroleum and chemical carriers - U.S.-flag	8	3	—	11
Harbor, Ocean Towing and Bunkering:
Harbor tugs - U.S.-flag	15	8	—	23
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
PCTC, Liner and Short-Sea Transportation:
PCTC(2) - U.S.-flag	—	4	—	4
Short-sea container/RORO(1) vessels - Foreign-flag	7	—	—	7
RORO(1) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
Dry Bulk Transportation:
Bulk carriers - U.S.-flag	2	—	—	2
	44	15	12	71
2016
Petroleum Transportation:
Petroleum and chemical carriers - U.S.-flag	6	3	—	9
Harbor, Ocean Towing and Bunkering:
Harbor tugs - U.S.-flag	14	9	—	23
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
PCTC, Liner and Short-Sea Transportation:
Short-sea container/RORO(1) vessels - Foreign-flag	7	—	—	7
RORO(1) & deck barges - U.S.-flag	—	—	7	7
Dry Bulk Transportation:
Dry bulk articulated tug-barge - U.S.-flag	—	—	1	1
	37	12	8	57
2015
Petroleum Transportation:
Petroleum and chemical carriers - U.S.-flag	4	3	1	8
Harbor, Ocean Towing and Bunkering:
Harbor tugs - U.S.-flag	15	9	—	24
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tugs - U.S.-flag	—	—	1	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
PCTC, Liner and Short-Sea Transportation:
Short-sea container/RORO(1) vessels - Foreign-flag	7	—	—	7
RORO(1) & deck barges - U.S.-flag	—	—	7	7
Dry Bulk Transportation:
Dry bulk articulated tug-barge - U.S.-flag	—	—	1	1
	35	12	10	57
______________________

(1)	Roll On/Roll Off.

(2)	Pure Car/Truck Carrier.

Petroleum Transportation. In the U.S. coastwise petroleum and chemical carrier trade, Ocean Services’ oceangoing vessels transport crude oil, petroleum products and chemicals primarily from production areas, refineries and storage facilities along the coast of the U.S. Gulf of Mexico to refineries, utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico and the U.S. Atlantic and Pacific coasts. Through its 51% controlling interest in SEA-Vista, Ocean Services operates a fleet of owned and leased-in U.S.-flag petroleum and chemical carriers servicing this trade, which as of December 31, 2017 included the following vessels:

Name of Vessel	Year of Build	Capacity in barrels	Tonnage in “dwt”(1)
Seabulk Trader	1981	294,000	48,700
Seabulk Challenge	1981	294,000	48,700
Seabulk Arctic	1998	340,000	46,000
Mississippi Voyager(2)	1998	340,000	46,000
Florida Voyager(2)(3)	1998	340,000	46,000
Brenton Reef	1999	341,000	45,000
Oregon Voyager(2)(3)	1999	341,000	45,000
Independence	2016	330,000	49,000
Constitution	2016	330,000	49,000
Sea-Power/Sea-Chem I(4)	2016	185,000	29,999
Texas Voyager(2)(3)	2017	330,000	49,000
______________________

(1)	Deadweight tons or “dwt.”

(2)	Operating under long-term bareboat charter with a customer.

(3)	Leased-in vessel.

(4)	Articulated tug-barge.
Harbor, Ocean Towing and Bunkering Services. In the harbor towing trade, harbor tugs operate alongside oceangoing vessels to escort vessels to their berth, assist in docking and undocking, and escort them back out to sea. As of December 31, 2017, Ocean Services’ U.S.-flag harbor tugs were operating in various ports including three in Port Everglades, Florida, one in Port Miami, Florida, five in the Port of Tampa, Florida, two in Port Canaveral, Florida, six in Port Arthur, Texas, three in Mobile, Alabama and three in Lake Charles, Louisiana. Ocean Services also provides bunkering (fueling) services to ships operating in the Caribbean Sea, more specifically in St. Eustatius and vessels calling in the Bahamas. Bunkering activities typically include one tug and one ocean liquid tank barge mooring alongside a docked or anchored vessel and transferring fuel oil. The Company operates four foreign-flag harbor tugs in Freeport, Grand Bahama supporting terminal and bunkering operations and leases out four foreign-flag harbor tugs and five U.S.-flag ocean liquid tank barges to a bunkering operator in St. Eustatius. Offshore towing activities include the long haul towing of ocean barges, dead ships and other large floating equipment requiring auxiliary power.
As of December 31, 2017, Ocean Services had two U.S.-flag harbor tugs under construction scheduled for delivery in the first quarter of 2018.

PCTC, Liner and Short-Sea Transportation. In the PCTC, liner and short-sea transportation trade, PCTCs, RORO barges, deck barges, small RORO and container vessels and specialized rail ferries provide unit freight and general cargo transportation services. These services include transporting shipping containers, rail cars, project cargoes, automobiles and U.S. military vehicles. PCTCs generally handle cargo moving to and from the United States and international destinations, including Europe, the Middle East and western Pacific ports (including ports in Guam, Japan and South Korea). Liner and short-sea transportation vessels are engaged in services to and from ports in the Southeastern United States, the Caribbean (including Puerto Rico), the Bahamas and Mexico. Equipment operated in the Puerto Rico liner trade is through Ocean Services’ 55% noncontrolling interest in Trailer Bridge, Inc. (“Trailer Bridge”). The rail ferry equipment operates between Alabama and Mexico through Ocean Services’ 50% noncontrolling interest in Golfo de Mexico Rail-Ferry Holdings LLC (“Golfo de Mexico”). As of December 31, 2017, Ocean Services’ fleet of owned and leased-in equipment servicing this trade included the following vessels:

		Capacity
Name of Vessel	Year of Build	TEU(1)	CEU(2)	Tonnage in “dwt”(3)
PCTCs:
Green Ridge(4) - U.S.-flag	1998	n/a	6,000	21,523
Green Lake(4) - U.S.-flag	1998	n/a	5,980	22,799
Green Cove(4) - U.S.-flag	1999	n/a	5,980	22,747
Green Bay(4) - U.S.-flag	2007	n/a	6,400	18,090
Short-sea Container/RORO Vessels:
Bahamas Express - Foreign-flag	2010	46	n/a	648
Cape Express - Foreign-flag	2008	46	n/a	684
Caribbean Express I - Foreign-flag	2000	46	n/a	648
Emerald Express - Foreign-flag	2001	46	n/a	648
Transport Express - Foreign-flag	2000	86	n/a	1,984
Sea Express II - Foreign-flag	2006	46	n/a	648
Pelagic Express - Foreign-flag	2008	128	n/a	2,778
______________________

(1)	Twenty-foot equivalent unit.

(2)	Car equivalent unit.

(3)	Deadweight tons or “dwt.”

(4)	Leased-in vessel.
As of December 31, 2017, Ocean Services had two vessels undergoing dry-dockings and improvements scheduled to be placed in the liner and short-sea transportation service during the first quarter of 2018.
Dry Bulk Transportation. Ocean Services owns and operates two U.S.-flag dry bulk carriers of approximately 37,000 dwt each, pursuant to contracts of affreightment and voyage charters. These vessels service the coal, petroleum coke, finished fertilizer and phosphate rock trades within the U.S. Gulf of Mexico and U.S. East Coast ports.
Customers and Contractual Arrangements
The primary customers for petroleum and chemical transportation services are multinational oil companies, refining companies, major gasoline retailers, oil trading companies and large industrial consumers of crude, petroleum and chemicals. Services are generally contracted on the basis of short-term or long-term time charters, bareboat charters, voyage charters and contracts of affreightment or other transportation agreements tailored to the shipper's requirements.
The primary customers for harbor, ocean towing and bunkering services are vessel owners and charterers, which are typically industrial companies, trading houses and shipping companies and pools. Services are contracted using prevailing port tariff terms on a per-use basis.
The primary customers for PCTC services are automobile shippers and in certain circumstances automobile manufacturers or auto dealerships directly, and the U.S. Government. Services to these customers are generally contracted on the basis of short or long-term time charter or on a liner basis. Services for the U.S. Government are generally contracted on a voyage charter or liner basis in accordance with a master services agreement.
The primary customers for liner and short-sea transportation (unit freight) services are individuals and businesses shipping goods and parcels between ports in the Southeastern United States, the Caribbean (including Puerto Rico), the Bahamas and Mexico. Unit freight services are generally contracted on a per unit basis for the specified cargo and destination, typically in accordance with a publicly available tariff rate or based on a negotiated rate when moving larger volume over an extended period.

The primary customers for dry bulk transportation services are regional power utilities requiring waterborne coal and petroleum coke transportation and large fertilizer producers moving Florida sourced products into the lower Mississippi River. Dry bulk services are generally contracted under multi-year contracts of affreightment and voyage charters.
Ocean Services also provides technical ship management services to ship owners.
In 2017, no single customer of Ocean Services accounted for 10% or more of consolidated operating revenues. The ten largest customers of Ocean Services accounted for approximately 63% of its operating revenues in 2017. The loss of one or more of these customers could have a material adverse effect on Ocean Services’ results of operations.
Under a time charter, Ocean Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel and port charges. Under a bareboat charter, Ocean Services provides a vessel to a customer and the customer assumes responsibility for all operating expenses and risks of operation. Vessel charters may range from several days to several years. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Voyage charters are contracts to carry cargoes on a single voyage basis regardless of time to complete.
Competitive Conditions
Each of the markets in which Ocean Services operates is highly competitive including the U.S. “Jones Act” coastwise market, even though participation in the trade is not open to foreign-based competition. The most important competitive factors are pricing, vessel age, vessel type and vessel availability to fit customer requirements and delivery schedule.
The primary direct competitors for Jones Act petroleum and chemical transportation services are other operators of Jones Act petroleum and chemical carriers, operators of refined product and crude pipelines, railroads and foreign-flag vessels delivering foreign sourced petroleum and chemicals to U.S. ports.
The primary direct competitors for Jones Act harbor, ocean towing and bunkering are other operators of Jones Act U.S.-flagged harbor tugs and bunkering barges.
The primary direct competitors for PCTC services are other operators of PCTCs, U.S.-flag cargo vessels eligible for the MSP subsidy and other vessels controlled by the U.S. government via the Military Sealift Command including the ready reserve fleet.
The primary direct competitors for liner and short-sea transportation are other operators of cargo vessels trading between ports in the Southeastern United States, the Caribbean (including Puerto Rico), the Bahamas and Mexico.
The rail ferry services primarily competes with railroad operators offering overland connections between Central and Southeastern Mexico and the United States.
The primary direct competitors for Jones Act dry bulk transportation are other operators of Jones Act dry bulk carriers and railroad operators.
Risks of Foreign Operations
For the years ended December 31, 2017, 2016 and 2015, 20%, 21% and 15%, respectively, of Ocean Services’ operating revenues were derived from its foreign operations. For the years ended December 31, 2017 and 2016, Ocean Services’ equity in earnings (losses) of 50% or less owned companies, net of tax, derived from its foreign operations were not material. For the year ended December 31, 2015, $22.2 million of Ocean Services’ equity in losses of 50% or less owned companies, net of tax, were derived from its foreign operations.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Ocean Services’ financial position and its results of operations. See the risk factor entitled “Risks from Ocean Transportation & Logistics Services’ international operations” in “Item 1A. Risk Factors.”

Inland Transportation & Logistics Services
Business
Inland Transportation & Logistics Services (“Inland Services”) markets and operates domestic river transportation equipment, and owns fleeting and high-speed multi-modal terminal locations adjacent to and along the U.S. Inland waterways, at this time primarily in the St. Louis and Memphis areas. Inland Services operates under the SCF name. SCF’s barges are primarily used for moving agricultural and industrial commodities and containers on the U.S. Inland Waterways, the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Internationally, Inland Services also owns inland river liquid tank barges that operate on the Magdalena River in Colombia. These barges primarily transport petroleum products. Inland Services also has a 50% interest in dry-cargo barge operations on the Parana-Paraguay River Waterways in Brazil, Bolivia, Paraguay, Argentina and Uruguay primarily transporting agricultural and industrial commodities. Inland Services contributed 30%, 38% and 44% of consolidated operating revenues during the years ended December 31, 2017, 2016 and 2015, respectively.
For a discussion of risk and economic factors that may impact Inland Services’ financial position and its results of operations, see “Item 1A. Risk Factors” and “Inland Transportation & Logistics Services Services” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Equipment and Services
The following tables set forth the towboats and barges that comprise Inland Services’ fleet as of December 31 for the indicated years. “Owned” are majority owned and controlled by Inland Services. “Leased-in” may either be equipment contracted from leasing companies to which Inland Services may have sold such equipment or equipment chartered-in from others. “Joint Ventured” are owned by entities in which Inland Services does not have a controlling interest. “Pooled” are barges owned by and managed for third parties with operating revenues and voyage expenses pooled with barges of a similar age and type which are owned by Inland Services. The pool’s revenues and expenses are allocated to participants based upon the number of days their barges participate in the pool. For “Pooled” barges, each barge owner is responsible for the costs of insurance, maintenance and repair as well as for capital and financing costs of its own equipment in the pool and pays a daily management fee to Inland Services for their participation in the pool.

	Owned	Leased-in	Joint Ventured	Pooled	Total	Owned Fleet Average Age
2017
Dry-cargo barges	641	50	258	490	1,439	10
Liquid tank barges	20	—	—	—	20	14
Specialty barges	7	—	—	—	7	1
Towboats(1):
4,000 hp - 6,600 hp	3	4	11	—	18	38
3,300 hp - 3,900 hp	1	—	2	—	3	2
Less than 3,200 hp	2	—	—	—	2	55
Harbor boats(1):
1,100 hp - 2,000 hp	9	6	—	—	15	37
Less than 1,100 hp	9	—	—	—	9	41
	692	60	271	490	1,513
2016
Dry-cargo barges	691	—	258	494	1,443	9
Liquid tank barges	18	—	—	—	18	14
Specialty barges	11	—	—	—	11	37
Towboats(1):
4,000 hp - 6,600 hp	2	4	11	—	17	37
3,300 hp - 3,900 hp	1	—	2	—	3	1
Less than 3,200 hp	2	—	—	—	2	54
Harbor boats(1):
1,100 hp - 2,000 hp	9	6	—	—	15	36
Less than 1,100 hp	9	—	—	—	9	40
	743	10	271	494	1,518
2015
Dry-cargo barges	645	—	258	527	1,430	9
Liquid tank barges:
10,000 barrel	18	—	—	—	18	13
30,000 barrel	19	8	—	—	27	10
Specialty barges	11	—	—	—	11	36
Deck-barges	—	—	—	—	—	—
Towboats(1):
4,000 hp - 6,600 hp	2	4	11	—	17	36
3,300 hp - 3,900 hp	—	—	2	—	2	—
Less than 3,200 hp	15	—	—	—	15	26
Harbor boats(1):
1,100 hp - 2,000 hp	7	6	—	—	13	36
Less than 1,100 hp	6	—	—	—	6	37
	723	18	271	527	1,539
______________________

(1)	Towboats and harbor boats have been upgraded and maintained to meet or exceed current industry standards.
Inland river barges are unmanned and are moved by towboats. The combination of a towboat and barges is commonly referred to as a “tow.”

Inland Services’ dry-cargo barge fleet consists of hopper barges, which are (i) covered for the transport of products such as grain and grain by-products, fertilizer and steel or (ii) “open tops” primarily used for the transport of commodities that are not sensitive to water such as coal, aggregate scrap and containers. Each dry-cargo barge in the Inland Services’ fleet is capable of transporting approximately 1,500 to 2,000 tons (1,350 to 1,800 metric tons) of cargo depending on water depth (draft), river conditions and hull depth of the barge. Adverse river conditions, such as high water resulting from excessive rainfall or low water caused by drought, can impact operations by limiting the speed at which tows travel, the number of barges included in tows, as well as the quantity of cargo that is loaded in the barges.
A typical dry-cargo grain voyage begins by shifting a clean, empty barge from a fleeting location to a loading facility. The barge is then moved from the loading location and assembled into a tow before proceeding to its discharge destination. After unloading, it is shifted to a fleeting area for cleaning, and service if needed, and then placed again in a tow to move to a load facility. In some instances after discharge of grain, barges pick up cargo and move them north to the grain originating areas of the river system instead of moving empty.
Inland Services’ fleet of inland river liquid tank barges transports petroleum products on long-term voyage affreightment contracts on the Magdalena River in Colombia.
As of December 31, 2017, Inland Services had construction in progress for rail improvements at its Mississippi River Terminal and the refurbishment of three harbor boats.
Markets
Inland Services operates equipment in three principal geographic regions. The table below sets forth equipment by geographic market as of December 31 for the indicated years. Inland Services sometimes participates in joint venture arrangements in certain geographic locations in order to enhance marketing capabilities and facilitate operations in foreign markets allowing for the expansion of its operations while diversifying risks and reducing capital outlays associated with such expansion.

	2017	2016	2015
U.S. Inland Waterways
Dry-cargo barges	1,181	1,185	1,172
Liquid tank barges	—	—	27
Specialty barges	7	11	11
Towboats:
4,000 hp – 6,600 hp	7	6	6
Less than 3,200 hp	—	—	13
Harbor boats:
1,100 hp - 2,000 hp	15	15	13
Less than 1,100 hp	9	9	6
	1,219	1,226	1,248
Magdalena River
Liquid tank barges	20	18	18
Towboats:
3,300 hp - 3,900 hp	1	1	—
Less than 3,200 hp	2	2	2
	23	21	20
Parana-Paraguay River Waterway
Dry-cargo barges	258	258	258
Towboats:
4,000 hp – 6,600 hp	11	11	11
3,300 hp - 3,900 hp	2	2	2
	271	271	271
	1,513	1,518	1,539
U.S. Inland Waterways. Inland Services transports various commodities on the U.S. Inland Waterways in dry-cargo barges, primarily grain and grain by-products, fertilizer, steel products and other dry bulk commodities. Grain cargoes primarily move south and originate in the Midwest, typically St. Louis and north, but can originate as far south as Arkansas and Louisiana. South of Baton Rouge the Mississippi River is deeper and can accommodate ocean going vessels. Industrial cargo such as steel coils and specialty ore typically move north. Generally, Inland Services attempts to coordinate the logistical match-up of northbound and southbound movements of cargo to minimize repositioning costs and optimize loaded time of barges. In addition to its barge and towboat activities, Inland Services owns and operates high-speed multi-modal terminal facilities for both dry and liquid commodities and barge fleeting locations in various areas of the Inland Waterway System.

Magdalena River. Inland Services primarily transports petroleum products outbound from central Colombia to the Caribbean Sea for export or distribution.
Parana-Paraguay Waterway. Inland Services, through its 50% noncontrolling interest in SCFCo Holdings LLC (“SCFCo”), transports various commodities on the Parana-Paraguay Waterway in dry-cargo barges, primarily grains, iron ore, and other dry bulk commodities. In addition to its primary barge and towboat business, SCFCo has an investment in a transshipment terminal at the Port of Ibicuy, Argentina.
Seasonality
The volume of grain transported from the Midwest to the U.S. Gulf of Mexico, which is primarily for export, is greatest during the harvest season from mid-August through late November. The harvest season is particularly significant to Inland Services because pricing for hauling freight tends to peak during these months in response to higher demand for equipment. Severity of winter weather can also impact operations and contribute to volatility in revenue and expense. Harsh winters typically force the upper Mississippi River to close and restrict barge traffic from mid-December to mid-March. Ice can also hinder the navigation of barge traffic on the mid-Mississippi River, the Illinois River, and the upper reaches of the Ohio River.
The Magdalena River basin has two rainy and two dry seasons annually. The lowest river levels occur from mid-December to mid-February, which can cause difficult navigational conditions within the mid and upper river regions and thereby lower utilization of Inland Services’ barges in this region during that period.
On the Parana-Paraguay Waterway, water levels are typically lower during December and January, which can make navigation difficult on the northern portion of the river. During this time period, barge traffic is primarily focused on transporting grains from Paraguay to Argentina.
Customers and Contractual Arrangements
The principal customers for Inland Services are major grain exporters and farm cooperatives, importers and distributors of industrial materials, agricultural companies, fertilizer companies, trading companies, oil companies and industrial companies. In 2017, no single customer of Inland Services accounted for 10% or more of consolidated operating revenues. The ten largest customers of Inland Services accounted for approximately 57% of its operating revenues in 2017. The loss of one or more of its customers could have a material adverse effect on Inland Services’ results of operations.
Inland Services’ pooled dry-cargo barges are typically employed on a voyage basis at agreed rates for tons moved and with users having specified days for loading and discharging the cargo. In the trade, this is referred to as a contract of affreightment. If the user exceeds the specified number of days for loading and discharging the barges, it pays demurrage (revenue to compensate for tying up the assets longer than typical for a transit). For longer term contracts of affreightment, base rates may be adjusted in response to changes in fuel prices and operating expenses. Some term contracts provide for the transport of a minimum number of tons of cargo or specific transportation requirements for a particular customer. In the past, Inland Services has leased out some barges (“bareboat chartered”) to competitors or other operators with all expenses for the lessee’s account. Such leases would be at a fixed rate per day and the duration has varied from short periods necessary for the lessee to perform a voyage to extended periods. Inland Services’ inland river liquid tank barges and specialty barges are operated under term contracts ranging from one to five years.
Inland Services’ tank farm, dry bulk and container handling facilities are marketed under contractual rates and terms driven by throughput volume.
Inland Services' fleeting operations charge a day rate for holding barges in fleeting areas. Harbor boats (usually 800-1,200 HP) pick up and drop off barges and assist in assembling tows that are moving up and down river on line haul towboats, typically 6,000-10,000 HP. The service is for an agreed upon hourly charge. The harbor boats also perform shifting services, which include moving barges to and from the dock for loading and unloading. Typically these service are priced based on a fee per shift. Inland fleeting operations also include cleaning and minor repairs on barges.
    Inland Services’ machine shop and repairs of towboats and barges are charged either on an hourly basis or a fixed fee basis depending on the scope and nature of work.
Competitive Conditions
Inland Services’ main direct competitors are other barge lines. Inland Services believes that 68% of the domestic dry-cargo hopper barge fleet is controlled by five companies. Railroads also compete for traffic that might otherwise move on the U.S. Inland Waterways.

Although there is a pool of “investor owned” barges which add capacity to the inland fleet, in the view of Inland Services they cannot compete as a full logistics service provider of barge transport. Barriers to entry include complexity of operations, the difficulty of accumulating a sufficiently large asset base to cycle assets efficiently, the start-up challenge of hiring required expertise given the general lack of qualified personnel to oversee the complex logistics of exchanging assets between fleets and long haul tows and executing timely placement for loading and discharging. Inland Services benefits from not only these factors, but also from long-term arrangements with key customers and SCF’s reputation for service.
Inland Services believes the primary barriers to effective competitive entry into the Magdalena River and Parana-Paraguay Waterways markets are similar to those that make it difficult to start new operations in the U.S. In addition, there are local flag requirements for equipment and local content requirements for operation. The primary competitive factors among established operators are price, availability, reliability and suitability of equipment for the various cargoes moved.
Risks of Foreign Operations
For the years ended December 31, 2017, 2016 and 2015, 6%, 3% and 1%, respectively, of Inland Services’ operating revenues were derived from its foreign operations. For the years ended December 31, 2017, 2016 and 2015, $8.4 million, $17.1 million and $32.5 million, respectively, of Inland Services’ equity in losses from 50% or less owned companies, net of tax, were derived from its foreign operations.
Foreign operations are subject to inherent risks, which, if they were to occur, could have a material adverse effect on Inland Services’ financial position and its results of operations. See the risk factor entitled “Risks from the Company’s international operations” in “Item 1A. Risk Factors.”
Witt O’Brien’s
Business, Services and Markets
Witt O’Brien’s, LLC (“Witt O’Brien’s”) provides crisis and emergency management services for both the public and private sectors. These services strengthen clients’ resilience and assist their response to natural and man-made disasters in three core areas:

•	Preparedness: planning, training, exercises and compliance services that enhance government and corporate disaster readiness.

•	Response: on-site emergency management services that strengthen clients’ ability to manage a disaster, such as an oil spill, vessel incident or hurricane impact.

•	Recovery: assisting qualifying clients to plan for, obtain and administer federal disaster recovery funds following major disasters.
Witt O’Brien’s contributed 9%, 10% and 10% of consolidated operating revenues during the years ended December 31, 2017, 2016 and 2015, respectively.
Witt O’Brien’s serves markets representing key areas of critical national infrastructure, including government, energy, transportation, healthcare and education, in the United States and abroad.
Customers and Contractual Arrangements
Witt O’Brien’s primary client sectors are government, shipping, energy, healthcare and education. Services are generally contracted on a project basis, under retainer agreements, or through “stand-by” arrangements, whereby Witt O’Brien’s is pre-contracted to support a client if a given set of circumstances arises. Services are generally billed on a time-and-materials basis or through retainer arrangements. In 2017, no single customer of Witt O’Brien’s accounted for 10% or more of consolidated operating revenues. The ten largest customers of Witt O’Brien’s accounted for approximately 31% of its operating revenues in 2017. The loss of one or more of its customers could have a material adverse effect on Witt O’Brien’s results of operations.
Competitive Conditions
Each of the services that Witt O’Brien’s provides is offered by others with similar expertise and a roster of personnel with similar experience. Hence, competition for retainers and the opportunity to be activated is highly competitive. Competitors primarily include large management consultant firms, engineering firms and smaller specialty consultant groups. The most important factors in obtaining work are technical credentials of personnel, availability, historical performance and pricing.

Risks of Foreign Operations
For the years ended December 31, 2017, 2016 and 2015, 13%, 11% and 12%, respectively, of Witt O’Brien’s operating revenues were derived from its foreign operations. For the years ended December 31, 2017, 2016 and 2015, $0.2 million, $0.3 million and $0.1 million, respectively, of Witt O’Brien’s equity in earnings from 50% or less owned companies, net of tax, were derived from its foreign operations.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on Witt O’Brien’s financial position and its results of operations. See the risk factor entitled “Risks from the Company’s international operations” in “Item 1A. Risk Factors.”
Other
The Company has other activities that primarily include:
Lending and leasing activities. Lending and leasing activities primarily involve the secured financing of various types of equipment that require scheduled lease payments or periodic principal and interest payments.
Noncontrolling investments in various other businesses. These investments primarily include sales, storage, and maintenance support for general aviation in Asia and an agricultural commodity trading and logistics business that is primarily focused on the global origination, and trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product.
Government Regulation
The Company’s ownership, operation, construction and staffing of vessels is subject to significant regulation under various international, federal, state and local laws and regulations, including international conventions and ship registry laws of the nations under which the Company’s vessels are flagged.
Regulatory Matters
Domestically registered vessels are subject to the jurisdiction of the United States Coast Guard (“USCG”), the National Transportation Safety Board (“NTSB”), the U.S. Customs and Border Protection (“CBP”), the U.S. Environmental Protection Agency (“EPA”) and the U.S. Maritime Administration, as well as in certain instances, applicable state and local laws.
Ocean Services and Inland Services are subject to regulation under the Jones Act and related U.S. cabotage laws, which restrict ownership and operation of vessels in the U.S. coastwise trade (i.e., trade between points in the United States), including the transportation of cargo. Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the United States, registered under the U.S.-flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. Violation of the Jones Act could prohibit operation of vessels in the U.S. coastwise trade during the period of such non-compliance, result in material fines and subject the Company’s vessels to seizure and forfeiture.
Ocean Services and Inland Services operate vessels that are registered in the United States and others registered in a number of foreign jurisdictions. Vessels are subject to the laws of the applicable jurisdiction as to ownership, registration, manning, environmental protection and safety. In addition, the Company’s vessels are subject to the requirements of a number of international conventions that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (“MARPOL”); (ii) the International Convention for the Safety of Life at Sea, 1974 and 1978 Protocols (“SOLAS”); and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”).
The Maritime Labour Convention, 2006 (the “MLC”) establishes comprehensive minimum requirements for working conditions of seafarers including, among other things, conditions of employment, hours of work and rest, grievance and complaints procedures, accommodations, recreational facilities, food and catering, health protection, medical care, welfare, and social security protection. The MLC also provides a definition of seafarer that includes all persons engaged in work on a vessel in addition to the vessel’s crew. Under this MLC definition, the Company may be responsible for proving that customer and contractor personnel aboard its vessels have contracts of employment that comply with the MLC requirements. The Company could also be responsible for salaries and/or benefits of third parties that may board one of the Company’s vessels. The MLC requires certain vessels that engage in international trade to maintain a valid Maritime Labour Certificate issued by their flag administration. Although the United States is not a party to the MLC, U.S.-flag vessels operating internationally must comply with the MLC when visiting a port in a country that is a party to the MLC. The Company has developed and implemented a fleetwide action plan to comply with the MLC to the extent applicable to its vessels.
The hull and machinery of every commercial vessel must be classed by an international classification society authorized by its country of registry, as well as being subject to survey and inspection by shipping regulatory bodies. The international classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the United Nations Safety of Life at Sea Convention. All of Ocean Services’ vessels are subject to the periodic inspection, survey, dry-docking and maintenance requirements of the USCG and/or the American Bureau of Shipping (“ABS”) and other marine classification societies.
Under the Merchant Marine Act of 1936, the Company’s U.S.-flagged vessels will be subject to requisitioning by the U.S. Government under certain terms and conditions during a national emergency, as described further under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
The Company is required by various governmental and quasi-governmental agencies to obtain permits, licenses and certificates with respect to its vessels. The Company’s failure to maintain these authorizations could adversely impact its operations.
In addition to the USCG, the EPA, the U.S. Department of Transportation’s Office of Pipeline Safety and certain individual states regulate vessels, facilities and pipelines in accordance with the requirements of the Oil Pollution Act of 1990 (“OPA 90”) or under analogous state law. There is currently little uniformity among the regulations issued by these agencies, which increases the Company’s compliance costs and risk of non-compliance.
Although the Company faces some risk when responding to third-party oil spills, a responder engaged in emergency and crisis activities has immunity from liability under federal law and all U.S. coastal state laws for any spills arising from its response efforts, except in the event of death or personal injury or as a result of its gross negligence or willful misconduct. As a result of the Deepwater Horizon incident in 2010, the responder industry has sought to expand the responder immunity provisions enacted in OPA 90.
Environmental Compliance
The Company is subject to federal, state, local and international environmental and safety law, regulations and conventions, including those related to the discharge of oil and pollutants into waters regulated thereunder. Violations of these laws may result in civil and criminal penalties, fines, injunctions or other sanctions.
The Company does not expect that it will be required to make capital expenditures in the near future that would be material to its financial position or operations to comply with environmental laws and regulations; however, because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ultimate cost of complying with these laws and regulations.
OPA 90 establishes a regulatory and liability regime for the protection of the environment from oil spills. OPA 90 applies to owners and operators of facilities operating near navigable waters of the United States and owners, operators and bareboat charterers of vessels operating in U.S. waters, which include the navigable waters of the United States and the 200-mile Exclusive Economic Zone around the United States (“EEZ”). For purposes of its liability limits and financial responsibility and response planning requirements, OPA 90 differentiates between tank vessels (such as the Company’s petroleum and chemical carriers and liquid tank barges) and “other vessels” (such as the Company’s tugs and dry-cargo barges).
Under OPA 90, owners and operators of regulated facilities and owners and operators or bareboat charterers of vessels are “responsible parties” and may be jointly, severally and strictly liable for removal costs and damages arising from facility and vessel oil spills or threatened spills up to certain limits of liability (except if the limits are exceeded as discussed below). Damages are defined broadly to include: (i) injury to natural resources and the costs of remediation thereof; (ii) injury to, or economic losses resulting from the destruction of, real and personal property; (iii) net loss by the United States government, a state or political subdivision thereof, of taxes, royalties, rents, fees and profits; (iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire or other hazards or taking additional safety precautions; and (vi) loss of subsistence use of available natural resources.
OPA 90 limits liability for responsible parties for nontank vessels to the greater of $1,100 per gross ton or $939,800 and for tank vessels to the greater of $3,500 per gross ton or $25,845,600. These liability limits do not apply (a) if an incident is caused by the responsible party’s violation of federal safety, construction or operating regulations or by the responsible party’s gross negligence or willful misconduct, (b) if the responsible party fails to report the incident or to provide reasonable cooperation and assistance in connection with oil removal activities as required by a responsible official or (c) if the responsible party fails to comply with an order issued under OPA 90.
The OPA 90 regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which imposes liability for discharges of hazardous substances, similar to OPA 90, and provides compensation for cleanup, removal and natural resource damages. Liability per vessel under CERCLA is limited to the greater of $300 per gross ton or $5 million, unless the incident is caused by gross negligence, willful misconduct, or a violation of certain regulations, in which case liability is unlimited.

Under the Nontank Vessel Response Plan Final Rule, owners and operators of nontank vessels are required to prepare Nontank Vessel Response Plans (“NTVRPs”). The Company expects its pollution liability insurance to cover any cost of spill removal subject to coverage deductibles and limitations, including a cap of $1.0 billion. The Company’s business, financial position, results of operations or cash flows could be materially adversely affected if it incurs spill liability under circumstances in which the insurance carrier fails or refuses to provide coverage or the loss exceeds the Company’s coverage limitations.
MARPOL is the main international convention covering prevention of pollution of the marine environment by vessels from operational or accidental discharges. It is implemented in the United States pursuant to the Act to Prevent Pollution from Ships.
Since the 1990s, the Department of Justice (“DOJ”) has been aggressively enforcing U.S. criminal laws against vessel owners, operators, managers, crewmembers, shoreside personnel, and corporate officers related to violations of MARPOL. Violations have frequently related to pollution prevention devices, such as the oily-water separator, and include falsifying records, obstructing justice, and making false statements. In certain cases, responsible shipboard officers and shoreside officials have been sentenced to prison. In addition, the DOJ has required most defendants to implement a comprehensive environmental compliance plan (“ECP”) or risk losing the ability to trade in U.S. waters. If the Company is subjected to a DOJ prosecution, it could face significant criminal penalties as well as costs associated with the implementation of an ECP.
The Clean Water Act (“CWA”) prohibits the discharge of “pollutants” into the navigable waters of the United States. The CWA also prohibits the discharge of oil or hazardous substances, into navigable waters of the United States and the EEZ around the United States and imposes civil and criminal penalties for unauthorized discharges, thereby creating exposures in addition to those arising under OPA 90 and CERCLA.
The CWA also established the National Pollutant Discharge Elimination System (“NPDES”) permitting program, which governs discharges of pollutants into navigable waters of the United States. Pursuant to the NPDES program, the EPA has issued Vessel General Permits covering discharges incidental to normal vessel operations. The current Vessel General Permit (the “2013 VGP”), which became effective in December 2013, applies to U.S.-flag and foreign-flag commercial vessels that are at least 79 feet in length and operate within the three-mile territorial sea of the United States. The 2013 VGP requires vessel owners and operators to adhere to “best management practices” to manage the covered discharges that occur normally in the operation of a vessel, including ballast water, and implements various training, inspection, monitoring, recordkeeping, and reporting requirements, as well as corrective actions upon identification of deficiencies. The Company has filed a Notice of Intent to be covered by the 2013 VGP for each of the Company's ships that operate in U.S. waters. The EPA has indicated that a new Vessel General Permit will be issued by the end of 2018. The Company can neither provide assurance that the permit will be issued timely or at all, nor can it predict what additional costs it may incur to comply with any Vessel General Permit.
Many countries have ratified and are thus subject to the liability scheme adopted by the International Maritime Organization (“IMO”) and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the “1969 Convention”). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the “1992 Protocol”). Under both the 1969 Convention and the 1992 Protocol, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil from ships carrying oil in bulk as cargo, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances, provided the discharge was not caused by the shipowner’s actual fault or intentional or reckless misconduct.
Vessels trading to countries that are parties to these conventions must provide evidence of insurance covering the liability of the owner. The Company believes that its Protection and Indemnity (“P&I”) insurance will cover any liability under these conventions, subject to applicable policy deductibles, exclusions and limitations.
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
The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001 was adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea, and in the EEZs, of the countries that are party to it. Although the United States has not ratified this convention, U.S.-flag vessels operating internationally would be subject to it if they sail within the territories of those countries that have implemented its provisions. The Company believes that its vessels comply with these requirements.
The National Invasive Species Act (“NISA”) was enacted in the United States in 1996 in response to growing reports of harmful organisms being released into United States waters through ballast water taken on by vessels in foreign ports. The USCG adopted regulations under NISA that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering U.S. waters. All new vessels constructed on or after December 1, 2013, regardless of ballast water capacity, must comply with these requirements on delivery from the shipyard absent an extension from the USCG. Existing vessels with a ballast water capacity between 1,500 and 5,000 cubic meters must comply by their first scheduled dry-docking after January 1, 2014 or obtain a USCG extension. For non-exempt vessels, ballast water treatment equipment may be required to be utilized on the vessel. The Company believes that its vessels comply with these requirements.
Some U.S. states have enacted legislation or regulations to address invasive species through ballast water and hull cleaning management and permitting requirements, which in many cases have also become part of the state’s 2013 VGP certification. Other states may proceed with the enactment of similar requirements that could increase the Company’s costs of operating in state waters.
In addition, the IMO ratified the International Convention for the Control and Management of Ships’ Ballast Water Sediments on September 8, 2016, otherwise known as the Ballast Water Management Convention (the “BWM Convention”). The Company’s vessels that operate internationally will have to become compliant with international ballast water management regulations by their first renewal survey of the International Oil Pollution Prevention (“IOPP”) Certificate issued under MARPOL after September 8, 2017. Because the United States is not a party to the BWM Convention, those vessels may have to install an IMO approved ballast water management system (“BWMS”) or use one of the other management options under the BWM Convention. The Company believes that its vessels comply with these requirements.
The U.S. Endangered Species Act, related regulations and comparable state laws protect species threatened with possible extinction. Protection may include restrictions on the speed of vessels in certain ocean waters and may require the Company to change the routes of the Company’s vessels during particular periods. For example, in an effort to prevent the collision of vessels with the North Atlantic right whale, federal regulations restrict the speed of vessels to ten knots or less in certain areas along the Atlantic Coast of the United States during certain times of the year. The reduced speed and special routing along the Atlantic Coast may result in the use of additional fuel, which could affect the Company’s financial position, results of operations and cash flows.
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
MARPOL also addresses air emissions, including emissions of sulfur and nitrous oxide (“NOx”), from vessels, including a requirement to use low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. Vessels worldwide are currently required to use fuel with a sulfur content no greater than 3.5%, which the IMO decided in October 2016 to reduce to 0.5% beginning in January 2020. As a result of this reduction, fuel costs for vessel operators could rise dramatically beginning in 2020, which could adversely affect the Company’s profitability or its results of operations. MARPOL also imposes NOx emissions standards on installed marine diesel engines of over 130 kW output power other than those used solely for emergency purposes irrespective of the tonnage of the vessel into which such an engine is installed. Different levels, or Tiers, of control apply based on the vessel’s construction date. Within any particular Tier, the actual NOx limit is determined from the engine’s rated speed on a sliding scale based on engine revolutions per minute. The Tier III controls apply only to the specified vessels while operating in an Emission Control Area (“ECA”), as discussed below, established to further limit NOx emissions. The Tier II controls apply to vessels operating in areas outside of ECAs.
More stringent sulfur and NOx requirements apply in certain designated ECAs. There are currently four ECAs worldwide: the Baltic Sea ECA, North Sea ECA, North American ECA, and U.S. Caribbean ECA. As of January 1, 2015, vessels operating in an ECA must burn fuel with a sulfur content no greater than 0.1%. Further, marine diesel engines on vessels constructed on or after January 1, 2016 that are operated in an ECA must meet the stringent NOx standards described above.
The Company’s operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject in the United States to the requirements of the Resource Conservation and Recovery Act (“RCRA”) or comparable state, local or foreign requirements. From time to time, the Company arranges for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. The EPA has a longstanding policy that RCRA only applies after wastes are “purposely removed” from a vessel. As a general matter, with certain exceptions, vessel owners and operators are required to determine if their wastes are hazardous, obtain a generator identification number, comply with certain standards for the proper management of hazardous wastes, and use hazardous waste manifests for shipments to disposal facilities. Moreover, vessel owners and operators may be subject to more stringent state hazardous waste requirements. If such materials are improperly disposed of by third parties with which the Company contracts, the Company may still be held liable for cleanup costs under applicable laws.
MARPOL also governs the discharge of garbage from ships, the special area for the Wider Caribbean region including the Gulf of Mexico and the Caribbean Sea went into effect on May 1, 2011. MARPOL defines certain sea areas as “special areas,” requiring a higher level of protection than other areas of the sea.

Applicable MARPOL regulations provide for strict garbage management procedures and documentation requirements for all vessels and fixed and floating platforms. These regulations impose a general prohibition on the discharge of all garbage unless the discharge is expressly provided for under the regulations. The regulations have greatly reduced the amount of garbage that vessels are allowed to dispose of at sea and have increased the Company’s costs of disposing garbage remaining on board vessels at their port calls.
Various international conventions and federal, state and local laws and regulations have been considered or implemented to address the environmental effects of emissions of greenhouse gases, such as carbon dioxide and methane. The U.S. Congress has considered, but not adopted, legislation designed to reduce emission of greenhouse gases. At various United Nations climate change conferences, specific international accords or protocols to establish binding limitations on greenhouse gas emissions have been proposed. In December 1997, the Kyoto Protocol was adopted pursuant to which member parties agreed to implement national programs to reduce emissions of greenhouse gases.
At the 2015 United Nations Climate Change Conference in Paris, the Paris Agreement, which seeks to reduce emissions in an effort to slow global warming was adopted. The Paris Agreement was signed by the United States in 2016 but, in August 2017, the U.S. State Department officially informed the United Nations of the United States’ intent to withdraw. The Paris Agreement does not specifically mention shipping.
The IMO’s third study of greenhouse gas emissions from the global shipping fleet, which was concluded in 2014, predicted that, in the absence of appropriate policies, greenhouse gas emissions from ships could increase by 50% to 250% by 2050 depending on economic growth and energy developments in the future. The IMO has announced its intention to develop limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits. The first step toward this goal occurred in October 2016, when the IMO adopted a system for collecting data on ships’ fuel-oil consumption, which will be mandatory and apply globally.
In the United States, pursuant to an April 2007 decision of the U.S. Supreme Court, the EPA was required to consider whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the CAA. In October 2007, the California Attorney General and a coalition of environmental groups petitioned the EPA to regulate greenhouse gas emissions from oceangoing vessels under the CAA. On December 1, 2009, the EPA issued an “endangerment finding” regarding greenhouse gases under the CAA. To date, the regulations proposed and enacted by the EPA regarding carbon dioxide have not involved oceangoing vessels. Under MARPOL, vessels operating in designated ECAs are required to meet fuel sulfur limits and NOx emission limits, including the use of engines that meet the EPA standards for NOx emissions as discussed above.
Any future adoption of climate control treaties, legislation or other regulatory measures by the United Nations, IMO, United States or other countries where the Company operates that restrict emissions of greenhouse gases could result in financial and operational impacts on the Company’s business (including potential capital expenditures to reduce such emissions) that the Company cannot predict with certainty at this time. In addition, there may be significant physical effects of climate change from such emissions that have the potential to negatively impact the Company’s customers, personnel, and physical assets any of which could adversely impact cargo levels, the demand for Company’s services, or the Company’s ability to recruit personnel.
The Company seeks to manage exposure to losses from the above-described laws through its development of appropriate risk management programs, including compliance programs, safety management systems and insurance program. Although the Company believes these programs mitigate its legal risk, there can be no assurance that any future regulations or requirements or any discharge or emission of pollutants by the Company will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Security
Heightened awareness of security needs brought about by the events of September 11, 2001 has caused the USCG, the IMO, states and local ports to adopt heightened security procedures relating to ports and vessels.
Specifically, on November 25, 2002, the U.S. Maritime Transportation Security Act of 2002 (“MTSA”) was signed into law. To implement certain portions of MTSA, in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, the IMO adopted amendments to SOLAS, known as the International Ship and Port Facility Security Code (the “ISPS Code”), creating a new chapter dealing specifically with maritime security. The chapter came into effect in July 2004 and imposes various detailed security obligations on vessels and port authorities. Among the various requirements under MTSA and/or the ISPS Code are:

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
In response to these new security programs, the Company has implemented security plans and procedures for each of its U.S.-flag vessels, its terminal operation in Sauget, Illinois and its Port Dania facility in Dania Beach, Florida, pursuant to rules implementing MTSA that have been issued by the USCG.
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
Employees
As of December 31, 2017, the Company employed 2,264 individuals. In the United States, a total of 925 employees in Ocean Services and Inland Services are unionized under collective bargaining agreements that expire at varying times through July 2, 2022.
Management considers relations with its employees to be satisfactory.

ITEM 1A.	RISK FACTORS
Risks, Uncertainties and Other Factors That May Affect Future Results
The Company’s results of operations, financial condition and cash flows may be adversely affected by numerous risks. Those of which we are aware are set forth below, but there could be risks of which we are not aware or risks that could be material which are not identified as such at this time. Carefully consider the risks described below, which represent some of the more critical risk factors that affect the Company, as well as the other information that has been provided in this Annual Report on Form 10-K. The risks described below include all known material risks faced by the Company of which management is aware at this time. Additional risks and circumstances, not presently known to management, or perceived as a threat, may exist or materialize and could also impair the Company’s business operations.
Difficult economic conditions could materially adversely affect the Company. The success of the Company’s business is both directly and indirectly dependent upon conditions in the global financial markets and economic conditions throughout the world that are outside its control and difficult to predict. Factors such as commodity prices, interest rates, availability of credit, inflation rates, availability and cost of labor, changes in laws (including laws relating to taxation), elimination or imposition of trade barriers and protective rules, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) can have a material negative impact on the Company’s business and investments, which could reduce its revenues and profitability. Uncertainty about global economic conditions may lead or require businesses to postpone capital spending in response to tighter credit and reductions in income or asset values and to cancel or renegotiate existing contracts because their access to capital is impeded. This would in turn affect the Company’s profitability or results of operations. These factors may also adversely affect the Company’s liquidity and financial condition and the liquidity and financial condition of the Company’s customers. Volatility in the conditions of the global economic markets can also affect the Company’s ability to raise capital at attractive prices. The Company’s ongoing exposure to credit risks on its accounts receivable balances are heightened during periods when economic conditions worsen. The Company has procedures that are designed to monitor and limit exposure to credit risk on its receivables; however, there can be no assurance that such procedures will effectively limit its credit risk and avoid losses that could have a material adverse effect on the Company’s financial position, results of operations and cash flows. Unstable economic conditions may also increase the volatility of the Company’s stock price.
Changes in U.S. policies governing foreign trade, international travel, immigration, manufacturing and foreign investment could have a material adverse effect on the Company. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, travel to and from the United States, immigration, manufacturing, development and investment in the territories and countries in which the Company operates, and any negative sentiments towards the United States as a result of such changes, could adversely affect the domestic and global transportation services industry, which could adversely affect the Company’s business and results of operations.
There are risks associated with the Company’s debt structure. As of December 31, 2017, the Company had $579.3 million of consolidated indebtedness. The Company’s ability to meet its debt service obligations and refinance its indebtedness is dependent upon its ability to generate cash in the future from operations, financings or asset sales, which are subject to general economic conditions, industry cycles, seasonality and financial, business and other factors, many of which are beyond its control. The Company’s debt levels and the terms of its indebtedness may limit its liquidity and flexibility in obtaining additional financing and pursuing other business opportunities due to difficulties accessing the credit and capital markets. If the Company is unable to repay or refinance its debt as it becomes due, it may be forced to sell assets or take other disadvantageous actions, including undertaking alternative financing plans, which may have onerous terms or may be unavailable, reducing financing in the future for working capital, capital expenditures and general corporate purposes or dedicating an unsustainable level of its cash flow from operations to the payment of principal and interest on its indebtedness.
Revenues from Ocean Services could be adversely affected by a decline in demand for domestic refined petroleum products, crude oil or chemical products, or a change in existing methods of delivery. A reduction in domestic consumption of refined petroleum products, crude oil or chemical products, the development of alternative methods of delivery of refined petroleum products or crude oil, or an increase in domestic refining capacity could reduce demand for the Company’s services.
Construction of additional refined petroleum product, natural gas or crude oil pipelines could have a material adverse effect on Ocean Services’ revenues. Long-haul transportation of refined petroleum products, crude oil and natural gas is generally less costly by pipeline than by ship. Existing pipeline systems are either insufficient to meet demand in, or do not reach, all of the markets served by Ocean Services’ petroleum and chemical carriers. The construction and operation of new pipeline segments could have a material adverse effect on Ocean Services’ business.
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
Adverse results of legal proceedings could materially adversely affect the Company. The Company is subject to and may in the future be subject to a variety of legal proceedings and claims that arise out of the ordinary conduct of its business. Results of legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to the Company’s operations and may cause significant expenditure and diversion of management attention. If the Company suffers an adverse judgment, it may be faced with significant monetary damages or injunctive relief against it that could materially adversely affect a portion of its business operations or materially and adversely affect the Company’s financial position, results of operations and cash flows.

The Company may undertake one or more significant corporate transactions that may not achieve their intended results, produce less than expected returns, may be dilutive to existing businesses, may adversely affect the Company’s financial condition and its results of operations, and may result in additional risks to its businesses. The Company continuously evaluates the acquisition and disposition of operating businesses and assets and may in the future undertake significant transactions. Any such transaction could be material to the Company’s business and could take any number of forms, including mergers, joint ventures, investments in new lines of business and the purchase of equity interests or assets. The form of consideration associated with such transactions may include, among other things, cash, common stock or equity interests in the Company’s subsidiaries. The Company also evaluates the disposition of its operating businesses and assets, in whole or in part, which could take the form of asset sales, mergers or sales of equity interests in its subsidiaries (privately or through a public offering), or the spin-off of equity interests of the Company’s subsidiaries to its stockholders. For instance, on June 1, 2017, the Company effected a spin-off of its offshore marine services business, SEACOR Marine, to its stockholders and on July 3, 2017, the Company effected the sale of its 70% interest in Illinois Corn Processing LLC (“ICP”), the company that operated SEACOR’s Illinois Corn Processing business segment. In connection with significant corporate transactions, the Company may agree to indemnify other parties to such transactions, which may subject the Company to significant liability. For example, pursuant to the ICP merger agreement, the Company agreed to indemnify the purchaser of its interests in ICP against certain losses.
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
If there is a determination that the SMHI Spin-Off was taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the tax opinion are incorrect or for any other reason, then the Company and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. The SMHI Spin-Off was conditioned upon the Company’s receipt of an opinion of Milbank, Tweed, Hadley & McCloy LLP, counsel to the Company, substantially to the effect that the separation qualifies as a transaction that is described in Section 355 of the Code. The opinion relied on certain facts, assumptions, representations and undertakings from the Company and SEACOR Marine regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings were incorrect, the Company and its stockholders may not be able to rely on the opinion of counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of counsel, the IRS could determine on audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the stock ownership of the Company or SEACOR Marine after the separation. If the separation is determined to be taxable, the Company and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.
Prior to the SMHI Spin-Off, the Company and SEACOR Marine entered into a tax matters agreement (the “SMHI Tax Matters Agreement”) that governs the parties’ respective rights, responsibilities and obligations with respect to taxes, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters. Taxes relating to or arising out of the failure of the separation to qualify as a tax-free transaction for U.S. federal income tax purposes are the responsibility of the Company, except, in general, if such failure is attributable to SEACOR Marine’s action or inaction.
The Company’s obligations under the SMHI Tax Matters Agreement are not limited in amount or subject to any cap. Further, even if the Company is not responsible for its tax liabilities under the SMHI Tax Matters Agreement, the Company nonetheless could be liable under applicable tax law for such liabilities if SEACOR Marine were to fail to pay them. If the Company is required to pay any liabilities under the circumstances set forth in the SMHI Tax Matters Agreement or pursuant to applicable tax law, the amounts may be significant.
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
The Company’s operations are subject to certain foreign currency, interest rate, fixed-income, equity and commodity price risks. The Company is exposed to certain foreign currency, interest rate, fixed-income, equity and commodity price risks and although some of these risks may be hedged, fluctuations could impact the Company’s financial position, results of operations and cash flows. For instance, a strengthening of the U.S. dollar results in higher prices for U.S. exports, which may adversely affect Inland Services and Ocean Services’ operating results. The Company has, and anticipates that it will continue to have, contracts denominated in foreign currencies. It is often not practicable for the Company to effectively hedge the entire risk of significant changes in currency rates. The Company’s financial position, results of operations and cash flows have been negatively impacted for certain periods and positively impacted for other periods, and may continue to be affected to a material extent by the impact of foreign currency exchange rate fluctuations. For example, further strengthening of the U.S. dollar could give rise to reduced prices from shipyards and incentivize additional investment in new equipment in the shipping and marine services markets notwithstanding the current state of such markets. The Company’s financial position, results of operations and cash flows may also be affected by the cost of hedging activities that the Company undertakes. The Company holds a large proportion of its net assets in cash equivalents, short-term investments and marketable securities. Such investments subject the Company to risks generally inherent in the capital markets. Given the relatively high proportion of the Company’s liquid assets relative to its overall size, its financial position, results of operations and cash flows may be materially affected by the results of the Company’s capital management and investment activities and the risks associated with those activities. Volatility in the financial markets and overall economic uncertainty also increase the risk that the actual amounts realized in the future on the Company’s marketable securities could differ significantly from the fair values currently assigned to them. In addition, changes in interest rates may have an adverse impact on the Company’s financial position, results of operations and cash flows. Specifically, rising interest rates, including a potential rapid rise in interest rates, could increase the Company’s cost of capital.
The Company engages in hedging activities which expose it to risks. For corporate purposes and also as part of its trading activities, the Company has in the past and may in the future use futures and swaps to hedge risks, such as escalation in fuel costs and movements in foreign exchange rates and interest rates. However, hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. Such purchases expose the Company to risks of meeting margin calls and drawing on its capital, counterparty risk due to failure of an exchange or institution with which it has entered into a swap, incurring higher costs than competitors or similar businesses that do not engage in such strategies, and losses on its investment portfolio. Such strategies can also cause earnings to be volatile. If the Company fails to offset such volatility, its results of operations, cash flows and financial position may be adversely affected.
The Company could incur liability in connection with its provision of spill response services. On April 22, 2010, the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico, sank after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Macondo well (the “Deepwater Horizon/BP Macondo Well Incident”). The Company provided spill and emergency response services in connection with the Deepwater Horizon/BP Macondo Well Incident. O’Brien’s Response Management, L.L.C. (“ORM”), a subsidiary of the Company, and National Response Corporation (“NRC”), which was a subsidiary of the Company at the time of the incident operating in the Company’s now discontinued Environmental Services segment (the Company subsequently sold NRC to J.F. Lehman & Company (“JFL”)) are currently defendants in litigation arising from the Deepwater Horizon/BP Macondo Well Incident. Although companies are generally exempt in the United States from liability under the CWA for their own actions and omissions in providing spill response services, this exemption might not apply if a company were found to have been grossly negligent or to have engaged in willful misconduct, or if it were to have failed to provide these services consistent with the National Contingency Plan or as otherwise directed under the CWA. In addition, the exemption under the CWA would not protect a company against liability for personal injury or wrongful death claims, or against prosecution under other federal or state laws. All of the coastal states of the United States in which the Company provides services have adopted similar exemptions, but, several inland states have not. If a court or other applicable authority were to determine that the Company does not benefit from federal or state exemptions from liability in providing emergency response services, or if the other defenses asserted by the Company and its business segments are rejected, the Company could be liable together with the local contractor and the responsible party for any resulting damages, including damages caused by others, subject to the indemnification provisions and other liability terms and conditions negotiated with its domestic customers. In the international market, the Company does not benefit from the spill response liability protection provided by the CWA and, therefore, is subject to the liability terms and conditions negotiated with its international clients, in addition to any other defenses available to the Company and its business segments. In connection with claims relating to clean-up operations following the Deepwater Horizon/BP Macondo Well Incident, the responsible party acknowledged and agreed to indemnify and defend ORM and NRC pursuant and subject to certain contractual agreements. See “Item 3. Legal Proceedings.”
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
The Company could incur liability in connection with certain obligations relating to the Deepwater Horizon incident. In connection with the Deepwater Horizon/BP Macondo Well Incident, BP Exploration & Production, Inc. and BP America Production Company (collectively, the “responsible party”) engaged the services of ORM and NRC. ORM and NRC were subsequently made defendants in litigation arising from the Deepwater Horizon/BP Macondo Well Incident. In connection with claims relating to clean-up operations following the Deepwater Horizon/BP Macondo Well Incident, the responsible party acknowledged and agreed to indemnify and defend ORM and NRC pursuant and subject to certain contractual agreements and potential limitations. No assurance can be given that the responsible party will honor its obligation to indemnify the Company under these arrangements. If the responsible party were to fail to honor its obligations, the Company may be faced with significant monetary payments that could materially and adversely affect the Company’s financial position, results of operations and cash flows.
Negative publicity may adversely impact the Company. Media coverage and public statements that insinuate improper actions by the Company or senior executives, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs, impede hiring and divert resources. Negative publicity may have an adverse impact on the Company’s reputation and the morale of its employees, which could adversely affect the Company’s financial position, results of operations or cash flows.
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
The United Kingdom (the “U.K.”) held a referendum on June 23, 2016 regarding its membership in the European Union (the “E.U.”) in which a majority of the U.K. electorate voted in favor of the British government taking the necessary action for the U.K. to withdraw from the E.U. (the “Brexit”). On March 29, 2017, the U.K. notified the E.U. that it intended to withdraw from the E.U. as provided in Article 50 of the Treaty on European Union (“Article 50”). The terms of the withdrawal are subject to a negotiation period that could last at least two years from the withdrawal notification date. This will be either accompanied or followed by additional negotiations between the E.U. and the U.K. concerning the future relations between the parties.

The Company faces risks associated with the uncertainty following the referendum, the Article 50 notification and the consequences that may result from the decision to exit the E.U. Among other things, the U.K.’s decision to leave the E.U., along with calls for the governments of other E.U. member states to also consider withdrawal, has caused, and is anticipated to continue to cause, significant new uncertainties and instability in European and global financial markets and currency exchange rate fluctuations, which may affect the Company and the trading price of the Company’s Common Stock. In addition, the exit of the U.K. from the E.U. could lead to legal and regulatory uncertainty and potentially divergent treaties, laws and regulations as the U.K. determines which E.U. treaties, laws and regulations to replace or replicate, including those governing maritime, labor, environmental, competition and other matters applicable to the provision of support vessel services. The impact on the Company’s business of any treaties, laws and regulations with and in the U.K. that replace the existing E.U. counterparts cannot be predicted. Any of these effects, and others the Company cannot anticipate, could materially adversely affect its business, financial position, results of operations and cash flows.
Ocean Services, Inland Services and Witt O’Brien’s rely on several customers and marketing agreements for a significant share of their revenues, the loss of any of which could adversely affect each of their businesses and operating results. As of December 31, 2017, no single customer accounted for more than 10% of the Company’s operating revenues. The portion of Ocean Services, Inland Services and Witt O’Brien’s revenues attributable to any single customer may change over time, depending on the level of relevant activity by any such customer, the segment’s ability to meet the customer’s needs and other factors, many of which are beyond the Company’s control. The loss of business from any of the Company’s significant customers could have a material adverse effect on such segment’s or the Company’s business, financial condition, results of operations and cash flows. Further, to the extent any of the Company’s customers experience an extended period of operating difficulty, its revenues, results of operations and cash flows could be materially adversely effected.
Consolidation of the Company’s customer base could adversely affect demand for its services and reduce its revenues. In recent years, oil and natural gas companies and energy companies have undergone substantial consolidation and additional consolidation is possible. Consolidation results in fewer companies to charter or contract for the Company’s services, which could adversely affect demand for the Company’s petroleum and chemical carriers thereby reducing the Company’s revenues.
An increase in the supply of vessels, barges or equipment the Company operates could have an adverse impact on the rates earned by the Company’s vessels, barges and equipment. The Company’s industry is highly competitive, with oversupply and intense price competition. Expansion of the supply of vessels, barges and equipment would increase competition in the markets in which the Company operates. The refurbishment of disused or “mothballed” vessels and barges, conversion of vessels from other uses or construction of new vessels, barges and equipment could all add vessel, barge and equipment capacity to current worldwide levels. A significant increase in vessel, barge and equipment capacity could lower rates and result in lower operating revenues.
If the Company does not restrict the amount of ownership of its Common Stock by non-U.S. citizens, it could be prohibited from operating inland river vessels and barges and tankers in the United States, which would adversely impact its business and operating results. The Company is subject to the Jones Act, which governs, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports. Subject to limited exceptions, the Jones Act requires that vessels engaged in the U.S. coastwise trade be built in the United States, registered under the U.S.-flag and manned by predominantly U.S. crews. The Jones Act also requires that vessels engaged in coastwise trade be owned and operated by “U.S. citizens” within the meaning of the Jones Act. Compliance with the Jones Act requires that non-U.S. citizens own no more than 25% of the entities that directly or indirectly own the vessels that the Company operates in the U.S. coastwise trade. Although SEACOR’s Restated Certificate of Incorporation and By-Laws contain provisions intended to assure compliance with these provisions of the Jones Act, a failure to maintain compliance would adversely affect the Company’s financial position, results of operations and cash flows and could temporarily or permanently prohibit the Company from operating vessels in the U.S. coastwise trade. In addition, the Company could be subject to fines and its vessels could be subject to seizure and forfeiture for violations of the Jones Act and the related U.S. vessel documentation laws.
Repeal, Amendment, Suspension or Non-Enforcement of the Jones Act would result in additional competition for Ocean Services and Inland Services and could have a material adverse effect on the Company’s business. A substantial portion of the operations of Ocean Services and Inland Services are conducted in the U.S. coastwise trade and thus subject to the provisions of the Jones Act (as discussed above). For years there have been attempts to repeal or amend such provisions, and such attempts are expected to continue in the future. For example, in a congressional review of Puerto Rico’s financial circumstances and following Hurricane Maria, several proponents of repealing the Jones Act offered bills to exempt the island from the Jones Act. Although the proposals were limited in scope and failed, there is a risk that such legislation could be reintroduced by the special committee tasked with overseeing Puerto Rico’s financial reorganization, which could lead to broader legislation affecting other aspects of the Jones Act.
Under certain conditions, the U.S. Secretary of Homeland Security can grant waivers of the Jones Act to foreign vessel operators. Thus far, the Secretary has granted waivers only for relatively short periods in connection with natural disasters and the transportation of petroleum released from the U.S. Strategic Petroleum Reserve. Nonetheless, future waivers, particularly if for longer periods, could result in increased competition, which could negatively impact the Company’s Jones Act operations.
Repeal, substantial amendment or waiver of provisions of the Jones Act could significantly adversely affect the Company by, among other things, resulting in additional competition from competitors with lower operating costs, because of their ability to use vessels built in lower-cost foreign shipyards, owned and manned by foreign nationals with promotional foreign tax incentives and with lower wages and benefits than U.S. citizens. In addition, the Company’s advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of maritime cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels. Because foreign vessels may have lower construction costs and operate at significantly lower costs than companies operating in the U.S. coastwise trade, such a change could significantly increase competition in the U.S. coastwise trade, which would likely have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
The Company’s investment in Jones Act petroleum and chemical carriers could be negatively impacted if the Jones Act is suspended or repealed, or if the price of natural gas increase to levels that reduce the competitiveness of U.S. refineries. The investment in Jones Act product carriers could also be improvident if all existing tankers and tank barges are replaced with additional newly built equipment when they come to the end of their economic life. The repeal on December 18, 2015 of the law previously restricting the export of U.S. crude oil may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows. The Company also has a significant investment in a company that uses specialized vessels in the foreign Liquefied Petroleum Gas (“LPG”) trade. If the expected rise in production of LPG in the U.S. does not occur, or if most of the production of LPG is consumed domestically in petrochemical plants, or if the price of propane and butane increases to levels that lower demand, this investment may decrease in value.
Restrictions on non-U.S. citizen ownership of the Company’s vessels could limit its ability to sell off any portion of its business or result in the forfeiture of its vessels. As noted above, compliance with the Jones Act requires that non-U.S. citizens own no more than 25% in the entities that directly or indirectly own the vessels that the Company operates in the U.S. coastwise trade. If the Company were to seek to sell any portion of its business that owns any of these vessels, it would have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the U.S. citizenship restrictions described above. As a result, the sales price for that portion of the Company’s business may not attain the amount that could be obtained in an unconstrained bidding. Furthermore, if at any point the Company or any of the entities that directly or indirectly own its vessels cease to satisfy the requirements to be a U.S. citizen within the meaning of the Jones Act, the Company would become ineligible to operate in the U.S. coastwise trade and may become subject to penalties and risk forfeiture of its vessels.
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
The Company’s U.S-flag vessels are subject to requisition for ownership or use by the United States in case of national emergency or national defense need and certain of our vessels participate in the U.S. Maritime Security Program. The Merchant Marine Act of 1936 provides that, during a national emergency declared by Presidential proclamation or a period for which the President has proclaimed that the security of the national defense makes it advisable, the Secretary of Transportation may requisition the ownership or use of any vessel owned by U.S. citizens (which includes the Company) and any vessel under construction in the United States. If any of the Company’s vessels were purchased or chartered by the federal government under this law, the Company would be entitled to just compensation, which is generally the fair market value of the vessel in the case of a purchase or, in the case of a charter, the fair market value of charter hire, but the Company would not be entitled to compensation for any consequential damages it may suffer. In addition, we operate vessels that participate in the MSP, which ensures that militarily useful U.S.-flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Under the program, we receive an annual fee, subject to annual Congressional appropriations, in exchange for a guarantee that the vessels will be made available to the U.S. government in the time of war or national emergency. The purchase, charter or use for an extended period of time by the federal government of one or more of the Company’s vessels under this law could have a material adverse effect on its business, financial position, results of operations and cash flows.
The Company is subject to hazards customary for the operation of vessels that could disrupt operations and expose the Company to liability. The operation of petroleum and chemical carriers, short-sea container, RollOn/RollOff vessels, Pure Car/Truck Carriers, dry bulk carriers, towboats, tugs and barges is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure and collision. For instance, the Company’s operations in the U.S. Gulf of Mexico, Atlantic Ocean and Caribbean Sea may be adversely affected by weather. The Atlantic hurricane season runs from June through November. Tropical storms and hurricanes may limit the Company’s ability to operate its vessels in the proximity of storms, reduce development and production activity, could result in the Company incurring additional expenses to secure equipment and facilities and may require the Company to evacuate its vessels, personnel and equipment out of the path of a storm. Additional risks to vessels include adverse sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company’s personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages, including loss of revenues from or termination of charter contracts, higher insurance rates, increased operating costs, increased governmental regulation and reporting and damage to the Company’s reputation and customer relationships. Any such events would likely result in negative publicity for the Company and adversely affect its safety record, which would affect demand for the Company’s services in a competitive industry. In addition, the affected vessels could be removed from service and would then not be available to generate revenues.
The Company is subject to complex laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business. Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the manning, construction and operation of vessels significantly affect the Company’s operations. Many aspects of the marine industry are subject to extensive governmental regulation and oversight, including by the USCG, Occupational Safety and Health Administration (“OSHA”), NTSB, EPA, IMO, the U.S. Department of Homeland Security, the U.S. Maritime Administration, the CBP and state environmental protection agencies for those jurisdictions in which the Company operates, and to regulation by states, port authorities and classification societies (such as the American Bureau of Shipping). The Company is also subject to regulation under international treaties, such as SOLAS, MARPOL, and the STCW. These agencies, organizations, regulations and treaties establish safety requirements and standards and are authorized to investigate vessels and accidents and to recommend improved safety standards. The CBP and USCG are authorized to inspect vessels at will. The Company has and will continue to spend significant funds to comply with these regulations and treaties. Failure to comply with these regulations and treaties may cause the Company to incur significant liabilities or restrictions on its operations, any of which could have a material adverse effect on its financial position, results of operations and cash flows.
The Company’s business and operations are also subject to federal, state, local and international laws and regulations relating to environmental protection and occupational safety and health, including laws that that govern the discharge of oil and pollutants into waters restricted thereunder. Violations of these laws may result in civil and criminal penalties, fines, injunctions, or other sanctions, or the suspension or termination of the Company’s operations. Compliance with such laws and regulations frequently requires installation of costly equipment, increased manning, specific training, or operational changes, and the phase-out of certain vessels. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject the Company to liability without regard to whether it was negligent or at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the removal costs and damages resulting from the discharge of oil within the navigable waters of the United States and the EEZ around the United States. In addition, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource and other damages under other federal and state laws and civil actions. Liability for a catastrophic spill could exceed the Company’s available insurance coverage and result in it having to liquidate assets to pay claims. These laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, including charterers. Because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ongoing cost of complying with these laws and regulations. The recent trend in environmental legislation and regulation is generally toward stricter standards. The Company cannot be certain that existing laws, regulations or standards, as currently interpreted or reinterpreted in the future, or future laws and regulations and standards will not have a material adverse effect on its business, financial position, results of operations and cash flows. Regulation of the shipping industry will likely continue to become more stringent and more expensive for the Company. In addition, a serious marine incident that results in significant oil pollution could result in additional regulation and lead to strict governmental enforcement or other legal challenges. The variability and uncertainty of current and future shipping regulations could hamper the ability of the Company and its customers to plan for the future or establish long-term strategies. Additional environmental and other requirements, as well as more stringent enforcement policies, may be adopted that could limit the Company’s ability to operate, require the Company to incur substantial additional costs or otherwise have a material adverse effect on the Company’s business, results of operations or financial condition. For more information, see “Item 1. Government Regulation - Environmental Compliance.”
The Company is required by various governmental and quasi-governmental agencies to obtain, maintain and periodically renew certain permits, licenses and certificates with respect to its operations or vessels. In certain instances, the failure to obtain, maintain or renew these authorizations could have a material adverse effect on the Company’s business.
There are risks associated with climate change and environmental regulations. Governments around the world have, in recent years, placed increasing attention on matters affecting the environment and this could lead to new laws or regulations pertaining to climate change, carbon emissions or energy use that in turn could result in a reduction in demand for hydrocarbon-based fuel. In fact, a number of countries and the IMO have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures or international treaties may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy and could include specific restrictions on shipping emissions. The 2015 United Nations climate change conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016. The Paris Agreement was signed by the United States in 2016 but, in August 2017, the U.S. State Department officially informed the United Nations of the United States’ intent to withdraw. The Paris Agreement does not directly limit greenhouse gas emissions from ships.
Governments could also pass laws or regulations encouraging or mandating the use of alternative energy sources such as wind power and solar energy. These requirements could reduce demand for and increase the cost of oil and natural gas and therefore impact services provided by the Company. In addition, new environmental or emissions control laws or regulations may require an increase in the Company’s operating costs and/or in the Company’s capital spending for additional equipment or personnel to comply with such requirements and could also result in a reduction in revenues due to downtime required for the installation of such equipment. Such initiatives could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
Increased security and inspection procedures and tighter import and export controls could increase costs and disrupt our business. Maritime shipping is subject to various security and customs inspections and related procedures in countries of origin and destination. Applicable inspection procedures can result in the seizure of contents of the Company’s vessels, delays in delivering cargoes, and the levying of customs payments, duties, fines and other penalties. The U.S. government, foreign governments, international organizations, and industry associations have from time-to-time considered ways to expand inspection procedures. Such changes, if implemented, could impose additional financial and legal obligations on the Company, including additional responsibility for physically inspecting the contents of cargoes it is shipping. Furthermore, changes to inspection procedures could also impose additional costs and obligations on the Company’s customers and may, in certain cases, render the shipment of certain types of cargo impractical. Any such changes or developments may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Inland Services’ results of operations could be adversely affected by international economic and political factors. The actions of foreign governments could affect the import and export of the dry bulk commodities typically transported by Inland Services. Foreign trade agreements and each country’s adherence to the terms of such agreements can raise or lower demand for U.S. imports and exports of the dry bulk commodities that Inland Services transports. National and international boycotts and embargoes of other countries or U.S. imports or exports together with the raising or lowering of tariff rates could affect the demand for the transportation of cargoes handled by Inland Services. These actions or developments could have an adverse impact on Inland Services.
Inland Services could experience variation in freight rates. Freight transportation rates may fluctuate as the volume of cargo and availability of barges change. The volume of freight transported on inland waterways may vary as a result of various factors, such as global economic conditions and business cycles, domestic and international agricultural production and demand, and foreign currency exchange rates. Barge participation in the industry can also vary year-to-year and is dependent on the number of barges built and retired from service. Extended periods of high barge availability and low cargo demand could adversely impact Inland Services.
Inland Services’ results of operations could be adversely affected by the decline in U.S. grain exports. Inland Services’ business is significantly affected by the volume of grain exports handled through ports in the U.S. Gulf of Mexico. Grain exports can vary due to a number of factors including crop harvest yield levels in the United States and abroad, and the demand for grain in the United States. A shortage of available grain overseas can increase demand for U.S. grain. Conversely, an abundance of grain overseas can decrease demand for U.S. grain. A decline in exports could result in excess barge capacity, which would likely lower freight rates earned by Inland Services.
Inland Services’ results of operations are affected by seasonal activity. Inland Services’ business is seasonal, and its quarterly revenues and profits have historically been lower in the first and second quarters of the year and higher in the third and fourth quarters, during the grain harvest.
Inland Services’ results of operations are affected by adverse weather and river conditions. Weather patterns, such as excessive rainfall or drought, can affect river levels and cause ice conditions during winter months, which can hamper barge navigation. Locks and dams on river systems may be closed for maintenance or other causes, which may delay barge movements. These conditions could adversely impact Inland Services.
The aging infrastructure on the U.S. Inland Waterways may lead to increased costs and disruptions in Inland Services’ operations. Many of the locks and dams on the U.S. Inland Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance outages. Delays caused by malfunctioning locks and dams could increase Inland Services’ operating costs and delay the delivery of cargoes. Moreover, in the future, increased taxes could be imposed on users of the U.S. Inland Waterways to fund necessary infrastructure improvements, and such increases may not be recoverable by Inland Services through pricing increases. In addition, infrastructure improvements in other such modes of transportation could result in increased competition for inland barge transport relative to other modes of transportation if such other modes of transportation become more economical or accessible. The foregoing risks could make inland barge transport less competitive than rail and other modes of transportation.

Inland Services’ results of operations could be materially and adversely affected by fuel price fluctuations. For the most part, Inland Services purchases towboat and fleeting services from third party vendors. The price of these services can rise when fuel prices escalate and could adversely impact Inland Services’ results of operations and cash flows.
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
The Company’s inability to attract and retain qualified personnel and crew its vessels could have an adverse effect on its business. Attracting and retaining skilled personnel across all of the Company’s business segments is an important factor in its future success. In addition, the success of the Company is dependent upon its ability to crew its vessels. The market for qualified personnel is highly competitive and the Company cannot be certain that it will be successful in attracting and retaining qualified personnel and crewing its vessels in the future.
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
The failure to successfully complete construction or conversion of the Company’s vessels, repairs, maintenance or routine dry-dockings on schedule and on budget could adversely affect the Company’s financial position, results of operations and cash flows. From time to time, the Company may have a number of vessels under conversion and may plan to construct or convert other vessels in response to current and future market conditions. The Company also routinely engages shipyards to dry-dock vessels for regulatory compliance and to provide repair and maintenance. Construction and conversion projects and dry-dockings are subject to risks of delay and cost overruns, resulting from shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. A significant delay in either construction or dry-dockings could have a material adverse effect on contract commitments and revenues with respect to vessels under construction, conversion or undergoing dry-dockings. Significant cost overruns or delays for vessels under construction, conversion or retrofit could also adversely affect the Company’s financial position, results of operations and cash flows.
A violation of the FCPA may adversely affect the Company’s business and operations. In order to effectively compete in certain foreign jurisdictions, the Company seeks to establish joint ventures with local operators or strategic partners. As a U.S. corporation, the Company is subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. The Company has adopted stringent procedures to enforce compliance with the FCPA. Nevertheless, the Company does business and may do additional business in the future in countries and regions where strict compliance with anti-bribery laws may not be customary and it may be held liable for actions taken by its strategic or local partners even though these partners may not be subject to the FCPA. The Company’s personnel and intermediaries, including its local operators and strategic partners, may face, directly or indirectly, corrupt demands by government officials, political parties and officials, tribal or insurgent organizations, or private entities in the countries in which the Company operates or may operate in the future. As a result, the Company faces the risk that an unauthorized payment or offer of payment could be made by one of its employees or intermediaries, even if such parties are not always subject to the Company’s control or are not themselves subject to the FCPA or other similar laws to which the Company may be subject. Any allegation or determination that the Company has violated the FCPA could have a material adverse effect on its business, financial position, results of operations and cash flows.
The Company’s business and stock price may be materially adversely affected if its internal control over financial reporting is not effective. Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, the Company is required to document and test its internal control over financial reporting; management is required to assess and issue a report concerning the Company's internal control over financial reporting; and the Company's independent registered certified public accounting firm is required to attest on the effectiveness of the Company's internal control over financial reporting. In the past, the Company has identified material weaknesses in its internal control over financial reporting. While all such identified material weaknesses have been remediated, there can be no assurance that the Company will not identify material weaknesses in its internal control in the future. Moreover, the Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. The existence of a material weakness could result in errors in the Company's financial statements that could result in a restatement of financial statements, which could cause the Company to fail to meet its reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of the Company's Common Stock.
The Company relies on information technology, and if it is unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, its operations could be disrupted and its business could be negatively affected. The Company relies on information technology networks and systems to process, transmit and store electronic and financial information; to capture knowledge of its business; to coordinate its business across its operation bases; and to communicate within the Company and with customers, suppliers, partners and other third-parties. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cyber-attacks, telecommunication failures, user errors or catastrophic events. Our technology systems are also subject to cybersecurity attacks including malware, other malicious software, phishing email attacks, attempts to gain unauthorized access to our data, the unauthorized release, corruption or loss of our data, loss or damage to our data delivery systems, and other electronic security breaches. The Company’s information technology systems are becoming increasingly integrated, so damage, disruption or shutdown to the system could result in a more widespread impact.
If the Company’s information technology systems suffer severe damage, disruption or shutdown, and its business continuity plans do not effectively resolve the issues in a timely manner, the Company’s operations could be disrupted and its business could be negatively affected. In addition, cyber-attacks could lead to potential unauthorized access and disclosure of confidential information, and data loss and corruption. There is no assurance that the Company will not experience these service interruptions or cyber-attacks in the future. Recent action by the IMO’s Maritime Safety Committee and United States agencies indicate that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. The Company is unable to predict the impact of such regulations at this time. Further, as the methods of cyber-attacks continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance its protective measures or to investigate and remediate any vulnerabilities to cyber-attacks.
Significant exercises of stock options or conversion of convertible debt could adversely affect the market price of the Company’s Common Stock. As of December 31, 2017, the Company had 17,939,627 shares of Common Stock issued and outstanding; however, the total number of shares of the Company’s Common Stock issued and outstanding does not include shares reserved for issuance under the Company’s stock plans, including upon the exercise of options issued under such plans, or shares issuable upon the exchange or conversion of the Company’s convertible debt. The exercise of outstanding options, the issuance of shares reserved for issuance under the Company’s Stock Plans and the conversion of convertible debt instruments could adversely affect the price of the Company’s Common Stock, will reduce the percentage of Common Stock held by the Company’s current stockholders and may cause its current stockholders to suffer significant dilution, which may adversely affect the market.
The Company’s ability to access capital markets could be limited. From time to time, the Company may need to access the capital markets to obtain long-term and short-term financing. However, the Company’s ability to access the capital markets for long-term financing could be limited by among other things, its existing capital structure, its credit ratings and the health of the shipping, response and overall oil and gas industry. In addition, many of the factors that affect the Company’s ability to access the capital markets, such as the liquidity of the overall capital markets and the state of the economy and are outside of the Company’s control. To the extent required to do so, no assurance can be given that the Company will be able to access to the capital markets on acceptable terms.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Petroleum and chemical carriers, dry bulk carriers, PCTCs, harbor and offshore towboats and barges, RORO vessels and barges, inland river towboats and barges, terminals and servicing facilities are the principal physical properties owned by the Company and are more fully described in “Ocean Transportation & Logistics Services” and “Inland Transportation & Logistics Services” in “Item 1. Business.”

ITEM 3.	LEGAL PROCEEDINGS
During 2012, the Company sold National Response Corporation (“NRC”), NRC Environmental Services Inc., SEACOR Response Ltd., and certain other subsidiaries to J.F. Lehman & Company, a private equity firm (the “SES Business Transaction”).
On December 15, 2010, ORM and NRC were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico, which is currently pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserted various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order. The Company has continually taken the position that all of the B3 claims asserted against it, ORM, and NRC have no merit. On February 16, 2016, all but eleven B3 claims against ORM and NRC were dismissed with prejudice (the “B3 Dismissal Order”). On August 2, 2016, the Court granted an omnibus motion for summary judgment as it concerns ORM and NRC in its entirety, dismissing the remaining eleven plaintiffs’ against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). The deadline to appeal both of these orders has expired.
Although the claims in the MDC have since been dismissed or otherwise resolved, the only remaining claim is the following:

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
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the Plaintiffs by exposing them to dispersants during the course and scope of their employment. This case was removed to federal court and ultimately consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance

Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 Plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response. This case was consolidated with the MDL on May 10, 2013. By court order, both of these matters were then stayed since they were consolidated with the MDL. The names of only a very small percentage of the claimants in these two matters appear to be listed on the exhibit to the Master MDL B3 Dismissal Order and the Court has denied the other plaintiffs’ request for reconsideration, which has since been appealed. The Company believes that the original B3 Dismissal Order should reduce the potential exposure resulting from, if not bar, claims against ORM stemming from these matters and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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
In the ordinary course of the Company’s business, it may agree to indemnify the counterparty to an agreement. If the indemnified party makes a successful claim for indemnification, the Company would be required to reimburse that party in accordance with the terms of the indemnification agreement. Indemnification agreements generally, but not always, are subject to threshold amounts, specified claim periods and other restrictions and limitations.
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
In the ordinary course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Officers of SEACOR serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of SEACOR as of December 31, 2017 were as follows:

Name	Age	Position
Charles Fabrikant	73
Executive Chairman of the Board, President and Chief Executive Officer, and a director of SEACOR and several of its subsidiaries. Effective February 23, 2015, Mr. Fabrikant was appointed President and Chief Executive Officer a position he had resigned from in September 2010 when he was designated Executive Chairman of the Board. Mr. Fabrikant is a director of Diamond Offshore Drilling, Inc., a contract oil and gas driller, Hawker Pacific Airservices, Limited, an aviation sales product support company, Era Group Inc., a helicopter leasing company and SEACOR Marine. In addition, he is President of Fabrikant International Corporation, a privately owned corporation engaged in marine investments. Fabrikant International Corporation may be deemed an affiliate of SEACOR.

Bruce Weins	49
Senior Vice President and Chief Financial Officer of SEACOR since June 1, 2017. From February 2015 to June 1, 2017, Mr. Weins was Senior Vice President and Chief Accounting Officer of SEACOR. From July 2005 to February 2015, Mr. Weins was Corporate Controller of SEACOR. Mr. Weins served as Controller of Seabulk International, Inc. (“Seabulk”) from January 2005 to July 2005 when it merged with SEACOR. Prior to joining Seabulk, from September 1995 to December 2004, Mr. Weins was employed by Deloitte & Touche LLP, most recently as a Senior Manager. In addition, Mr. Weins is an officer and director of certain SEACOR subsidiaries.

Eric Fabrikant	37
Chief Operating Officer of SEACOR since February 23, 2015, from May 2009 through February 2015, Mr. Fabrikant was a Vice President of SEACOR. From 2004 through May 2009, Mr. Fabrikant held various positions at Nabors Industries. In addition, Mr. Fabrikant is an officer and director of certain SEACOR subsidiaries.

Bill Long	51
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

	HIGH	LOW
Fiscal Year Ending December 31, 2018:
First Quarter (through February 23, 2018)	$50.36	$40.59
Fiscal Year Ending December 31, 2017:
First Quarter	$76.32	$63.88
Second Quarter	$69.34	$31.90
Third Quarter	$46.77	$33.35
Fourth Quarter	$51.59	$44.06
Fiscal Year Ending December 31, 2016:
First Quarter	$54.69	$41.24
Second Quarter	$62.93	$50.85
Third Quarter	$61.13	$53.89
Fourth Quarter	$73.52	$45.49
As of February 23, 2018, there were 118 holders of record of Common Stock.
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
On June 1, 2017, the Company completed the Spin-off of SEACOR Marine by means of a dividend of all of the issued and outstanding common stock of SEACOR Marine to SEACOR’s shareholders. In the Spin-off, holders of SEACOR Common Stock received approximately 1.005 shares of SEACOR Marine common stock for each share of SEACOR Common Stock held as of the record date for the Spin-off. On December 20, 2017, the Company distributed 3,977,135 shares of Dorian LPG Ltd. (“Dorian”) to its stockholders with each holder of Common Stock receiving approximately 0.2215 shares of Dorian common stock for each share of SEACOR Common Stock held as of the record date for such distribution.

Performance Graph
Set forth in the graph below is a comparison of the cumulative total return that a hypothetical investor would have earned assuming the investment of $100 over the five-year period commencing on December 31, 2012 in (i) the Common Stock of the Company, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) (iii) peer issuers and (iv) the Simmons Offshore Transportation Services Index an index of oil service companies published by Simmons and Company International Limited (the “Simmons Index”). Following the Spin-off of SEACOR Marine, the Company no longer considers the Simmons Index to be reflective of its competitive space as it is more heavily weighted toward the offshore market, which the Company no longer competes in. As a result, the Company will no longer include the Simmons Index in its future annual reports. The information set forth in the graph below shall be considered “furnished” but not “filed” for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934.

	Total Return Since December 31,(1)
	2012		2013		2014		2015	2016	2017
Company	100		140		114		81	110	114
S&P 500	100		132		150		153	171	208
Peer Issuers(2)	100		124		124		105	103	94
Simmons Index(3)	100	101,000	133	103,000	94	105,000	43	38	34
_____________________

(1)	Assumes the reinvestment of dividends.

(2)
The Peer Issuers group is comprised of publicly-traded firms participating in the U.S. Jones Act Marine Transportation and Project Markets. Such firms were selected on an industry and line-of-business basis. The Peer Issuers data is calculated as a simple average percentage in share prices and includes the following companies: SEACOR Holdings Inc., Kirby Corporation, Overseas Shipholding Group, Inc., Matson Inc. and Great Lakes Dredge & Dock Corporation.

(3)
Simmons Peer Index includes the following companies: Bourbon S.A., Bristow Group Inc., PHI Inc., Tidewater Inc., Gulfmark Offshore, Inc., Kirby Corporation, Hornbeck Offshore Services, Inc. Solstad Offshore ASA and DOF ASA. Because of the Spin-off of SEACOR Marine, the Company no longer considers the Simmons Index to be reflective of its competitive space.

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
During the years ended December 31, 2017 and 2016, the Company acquired no shares of Common Stock for treasury under the Securities repurchase plan. During the year ended December 31, 2015, the Company acquired for treasury 1,162,955 shares of Common Stock for an aggregate purchase price of $72.4 million. On November 15, 2016, SEACOR’s Board of Directors increased the Company’s repurchase authority for the Securities to $150.0 million. As of December 31, 2017, SEACOR had remaining authorization for Securities repurchases of $77.4 million.
During the years ended December 31, 2017, 2016 and 2015, the Company acquired for treasury 212,659, 47,455 and 40,859 shares of Common Stock, respectively, for aggregate purchase prices of $12.3 million, $2.4 million and $3.0 million, respectively, from its employees to cover their tax withholding obligations related to share award transactions. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors.
This following table provides information with respect to purchases by the Company of shares of its Common Stock during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs
10/01/17 – 10/31/17	—	$—	—	$77,380,819
11/01/17 – 11/30/17	—	$—	—	$77,380,819
12/01/17 – 12/31/17	—	$—	—	$77,380,819

ITEM 6.	SELECTED FINANCIAL DATA
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

	Years Ended December 31,
	2017	2016	2015	2014	2013
Operating Revenues:
Ocean Services	$352,876	$229,643	$227,142	$214,316	$194,184
Inland Services	175,496	167,543	230,482	253,150	215,613
Witt O’Brien’s (1)	49,156	42,916	49,984	27,691	—
Other	464	482	14,506	62,045	79,532
Eliminations and Corporate	(101)	(119)	(127)	—	—
	$577,891	$440,465	$521,987	$557,202	$489,329
Operating Income (Loss)	$50,483	$(9,700)	$43,289	$54,666	$10,658
Other Income (Expenses):
Net interest expense	$(32,983)	(24,163)	$(19,885)	$(21,798)	$(24,759)
Other (2)	17,705	(58,373)	(25,155)	11,954	(1,084)
	$(15,278)	$(82,536)	$(45,040)	$(9,844)	$(25,843)
Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$82,849	$(94,091)	$(53,839)	$22,350	$(20,699)
Discontinued operations	(21,206)	(121,806)	(14,943)	77,782	57,669
	$61,643	$(215,897)	$(68,782)	$100,132	$36,970
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$4.77	$(5.56)	$(3.09)	$1.16	$(1.04)
Discontinued operations	(1.22)	(7.20)	(0.85)	4.02	2.90
	$3.55	$(12.76)	$(3.94)	$5.18	$1.86
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$4.24	$(5.56)	$(3.09)	$1.13	$(1.04)
Discontinued operations	(0.93)	(7.20)	(0.85)	3.94	2.90
	$3.31	$(12.76)	$(3.94)	$5.07	$1.86
Statement of Cash Flows Data – provided by (used in):
Operating activities:
Continuing operations	$107,575	$39,806	$131,812	$77,322	$67,251
Discontinued operations	12,811	41,206	(16,143)	31,126	138,797
Investing activities:
Continuing operations	115,133	(90,411)	(65,769)	(313,986)	(116,617)
Discontinued operations	2,720	(21,581)	(92,615)	89,628	(22,653)
Financing activities:
Continuing operations	(249,646)	(79,327)	(75,347)	(48,594)	233,965
Discontinued operations	(7,149)	12,290	160,513	(8,581)	(25,408)
Effects of exchange rate changes on cash and cash equivalents:
Continuing operations	956	(2,928)	(1,974)	(2,728)	98
Discontinued operations	208	437	(118)	(373)	522
Capital expenditures of continuing operations (included in investing activities)	(114,595)	(252,806)	(203,453)	(274,016)	(83,434)
Balance Sheet Data (at period end):
Cash and cash equivalents, restricted cash, marketable securities and title XI and construction reserve funds	$336,328	$410,777	$582,633	$523,516	$638,493
Total assets	1,613,336	2,862,321	3,185,419	3,234,373	3,103,165
Long-term debt, less current portion	501,505	631,084	853,732	794,485	782,974
Total SEACOR Holdings Inc. stockholders’ equity	623,683	1,060,892	1,270,820	1,399,494	1,400,852
______________________

(1)	On July 11, 2014, the Company acquired a 100% controlling interest in Witt O’Brien’s.

(2)	Other principally includes unrealized and realized gains and losses from debt extinguishment, marketable securities, derivatives and foreign currency transactions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the three years in the period ended December 31, 2017, and its financial condition as of December 31, 2017. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements. See “Forward Looking Statements” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Overview
The Company’s operations are divided into three main business segments – Ocean Transportation & Logistics Services (“Ocean Services”), Inland Transportation & Logistics Services (“Inland Services”) and Witt O’Brien’s. The Company also has activities that are referred to and described under Other that primarily includes lending and leasing activities and noncontrolling investments in various other businesses.
Discontinued Operations. On June 1, 2017, the Company completed the Spin-off of SEACOR Marine Holdings Inc., the company that operated SEACOR’s Offshore Marine Services business segment, by means of a dividend of all the issued and outstanding common stock of SEACOR Marine to SEACOR’s shareholders. For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of SEACOR Marine as discontinued operations.
On July 3, 2017, the Company completed the sale of its 70% interest in ICP, the company that operated SEACOR’s Illinois Corn Processing business segment. For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of ICP as discontinued operations.
Consolidated Results of Operations
Consolidating segment tables for each period presented below is included in Part IV “Note 17. Segment Information” of this Annual Report on Form 10-K.
Ocean Transportation & Logistics Services
Demand for Ocean Services’ U.S.-flag petroleum and chemical transportation services and margins are dependent on several factors including the following:

•	the volumes and location of domestic crude oil and petroleum production and associated refining activity levels in the United States;

•	the volume and location of domestic retail consumption of petroleum products and commercial demand for crude oil, petroleum products and chemicals;

•	the impact of competition from domestic pipelines and railroads;

•	the delivered cost and competitiveness of foreign sourced crude oil, oil products and chemicals; and

•	the number of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting crude, petroleum or chemical products.
The available supply of U.S.-flag vessels fluctuates when newly built vessels are placed into service or older vessels are removed from service. Older vessels are typically removed from service when margins are poor and the vessels face regulatory dockings, or when users insist on contracting for newer or more modern vessels. In some cases, loading installations may not accept vessels in excess of certain age requirements, typically 25 years. As of December 31, 2017, Ocean Services believes that third parties have contracted to build one U.S.-flag tank vessel with a 2018 delivery that could compete with Ocean Services’ equipment currently in service. Additionally, Ocean Services believes that there are in excess of 15 vessels capable of carrying 155,000 barrels or more still operating that are in excess of 20 years old, including two owned by the Company, one of which will be scrapped in early 2018.
The demand for harbor towing services is affected by the frequency, size and type of vessels calling within the U.S. ports where Ocean Services’ tugs are deployed. The total number of U.S.-flag harbor tugs in service is hard to ascertain. Operators continue to upgrade their fleets with newly built, larger horsepower azimuth drive tugs to service changing customer requirements. Bunkering equipment is deployed under a long-term, fixed price contracts serving the Greater Antilles and the Bahamas.

The demand for PCTC, liner and short-sea transportation services is dependent on several factors. Demand for U.S.-flag PCTCs is generally dependent on global demand for automobiles, the operational policies and budgets of the U.S. armed services and demand for U.S. Government cargo transportation. The U.S. Government dictates the number and types of vessels enrolled in MSP, which provides a stipend to offset the higher cost of U.S. crews and operating standards required for U.S.-flag vessels. The U.S.-flag vessels, including Ocean Services’ PCTCs participating in the MSP program are granted priority for U.S. Government cargo over non-U.S.-flag vessels. Demand for liner and short-sea transportation is generally dependent on the volume of development and construction projects, demand for consumer and durable goods, manufacturing activity, and tourism trends within the Caribbean (including Puerto Rico), the Bahamas and Mexico.
The demand for dry bulk transportation within the U.S. coastwise trade is dependent upon domestically sourced coal and petroleum coke volumes required for regional power utilities particularly in Florida and demand for phosphate rock and finished fertilizers produced in Florida requiring waterborne transportation to the Mississippi River system. The supply of U.S.-flag bulk carriers which are eligible to operate in the Jones Act trade is limited to 14 vessels which range from 14,000 short tons to 40,000 short tons of cargo carrying capacity, of which the Company owns the two larges assets. As of December 31, 2017, no additional vessels were under construction.
Results of Operations
The number and types of equipment operated, their contracted rates and utilization, and availability for service, taking into account dry-dock requirements and maintenance days, are the key determinants of Ocean Services operating results and cash flows. Unless a vessel is removed from operational service, there is little reduction in daily running costs and, consequently, operating margins are most sensitive to changes in contractual rates and utilization.
Ocean Services’ operating costs and expenses are grouped into the following categories:

•	personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);

•	repairs and maintenance (primarily routine repairs and maintenance and overhauls which are performed in accordance with planned maintenance programs);

•	dry-docking (primarily the cost of regulatory dry-dockings performed in accordance with applicable regulations);

•	insurance and loss reserves (primarily the cost of Hull and Machinery and Protection and Indemnity insurance premiums and loss deductibles);

•	fuel, lubes and supplies;

•	leased-in equipment (includes the cost of leasing tankers from lessors under bareboat charter arrangements); and

•	other (port charges, freight, vessel inspection costs and other).
Vessel dry-dockings are performed in accordance with applicable regulations, or when necessary. Costs are expenses costs when incurred. If a disproportionate number of dry-dockings are undertaken (or not required) in a particular fiscal year or quarter, operating expenses can vary significantly in comparison with a prior year or prior quarter.

For the years ended December 31, the results of operations for Ocean Services were as follows:

	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	283,190	80	181,854	79	193,848	85
Foreign	69,686	20	47,789	21	33,294	15
	352,876	100	229,643	100	227,142	100
Costs and Expenses:
Operating:
Personnel	77,236	22	46,080	20	41,559	18
Repairs and maintenance	14,296	4	9,903	4	10,921	5
Dry-docking	10,704	3	8,133	3	19,833	9
Insurance and loss reserves	6,757	2	4,718	2	4,147	2
Fuel, lubes and supplies	18,632	5	12,974	6	13,131	6
Leased-in equipment	31,092	9	24,176	11	24,345	11
Other	36,568	10	16,647	7	15,103	6
	195,285	55	122,631	53	129,039	57
Administrative and general	36,548	11	27,825	12	26,215	11
Depreciation and amortization	46,073	13	31,162	14	26,296	12
	277,906	79	181,618	79	181,550	80
Gains (Losses) on Asset Dispositions and Impairments, Net	(323)	—	411	—	—	—
Operating Income	74,647	21	48,436	21	45,592	20
Other Income (Expense):
Foreign currency losses, net	(130)	—	(18)	—	(30)	—
Other, net	327	—	(6,224)	(3)	2,053	1
Equity in Earnings (Losses) of 50% or Less Owned Companies	7,664	2	(4,697)	(2)	(18,782)	(8)
Segment Profit(1)	82,508	23	37,497	16	28,833	13
______________________

(1)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV “Note 12. Noncontrolling Interests in Subsidiaries” included in this Annual Report on Form 10-K.
Operating Revenues by Line of Service. The table below sets forth, for the years indicated, operating revenues earned by line of service.

	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Petroleum transportation:
Time charter	121,232	34	80,768	35	72,343	32
Bareboat charter	34,330	10	34,785	15	34,690	15
Voyage charter	7,811	2	—	—	—	—
Harbor, ocean towing and bunkering	77,721	22	69,040	30	78,025	34
PCTC, liner and short-sea transportation:
Time charter(1)	18,221	5	—	—	—	—
Voyage charter	20,288	6	—	—	—	—
Unit freight	50,766	14	43,599	19	39,764	18
Dry bulk transportation:
Contracts of affreightment	19,527	6	—	—	—	—
Voyage charter	1,101	—	—	—	—	—
Technical management services	1,879	1	1,451	1	2,320	1
	352,876	100	229,643	100	227,142	100
______________________

(1)	Includes MSP revenues of $9.9 million for the year ended December 31, 2017.

International Shipholding Corporation Acquisition. On July 3, 2017, SEACOR acquired International Shipholding Corporation (“ISH”). Its subsidiaries include: United Ocean Services, which operates Jones Act U.S.-flag dry bulk carriers supporting the cross-U.S. Gulf trade of fertilizer, phosphate rock, coal, and petroleum coke; Central Gulf Lines, Inc. (“CGL”); and Waterman Steamship Company. These later two entities are long-established U.S. based shipping lines that charter and operate vessels enrolled in the MSP. CGL time charters four U.S.-flag PCTCs, to a third party when not moving U.S. military, commercial and U.S. government-impelled cargoes. See Part IV “Note 2. Business Acquisitions” of this Annual Report on Form 10-K.
2017 compared with 2016
Operating Revenues. Operating revenues were $123.2 million higher in 2017 compared with 2016.
Operating revenues from petroleum transportation were $47.8 million higher primarily due to a $40.5 million increase in time charter revenues and a $7.8 million increase in voyage charter revenues as a result of placing two newly built U.S.-flag petroleum and chemical carriers into service and a full year of activity for two other newly built U.S.-flag petroleum and chemical carriers placed into service during 2016. These increases were partially offset by a decrease in bareboat revenues of $0.5 million due to out-of-service time associated with dry-docking one U.S.-flag petroleum and chemical carrier.
Operating revenues for harbor, ocean towing and bunkering were $8.7 million higher primarily due to an increase in harbor towing activities resulting from higher port traffic and the commencement of a time charter contract for one U.S.-flag offshore tug and a bareboat charter contract for two foreign-flag harbor tugs during 2017.
Operating revenues from PCTC, liner and short-sea transportation were $45.7 million higher primarily due to the addition of four U.S.-flag PCTCs acquired in the ISH acquisition and an increase in cargo shipping demand for liner and short-sea transportation.
Operating revenues from dry bulk transportation were $20.6 million higher due to the addition of two dry bulk carriers acquired in the ISH acquisition.
Operating Expenses. Operating expenses were $72.7 million higher in 2017 compared with 2016 primarily due to:

•
placing two newly built U.S.-flag petroleum and chemical carriers into service and a full year of activity for two other newly built U.S.-flag petroleum and chemical carriers placed into service during 2016;

•	the dry-docking of one U.S.-flag petroleum and chemical carrier; and

•	the addition of the four U.S.-flag PCTCs and U.S.-flag dry bulk carriers acquired in the ISH acquisition.
Administrative and General Expenses. Administrative and general expenses were $8.7 million higher in 2017 compared with 2016 primarily due to higher compensation costs associated with the ISH acquisition and the accelerated vesting of certain share awards in advance of changes to the U.S. federal income tax code.
Depreciation and Amortization. Depreciation and amortization expenses were $14.9 million higher in 2017 compared with 2016 primarily due to placing two newly built U.S.-flag petroleum and chemical carriers into service and a full year of activity for two other newly built U.S.-flag petroleum and chemical carriers placed into service during 2016 and the addition of the U.S.-flag dry bulk carriers acquired in the ISH acquisition.
Operating Income. Operating income as a percentage of operating revenues was 22% in 2017 compared with 21% in 2016. The increase was primarily due to placing two newly built U.S.-flag petroleum and chemical carriers into service and a full year of activity for two other newly built U.S.-flag petroleum and chemical carriers placed into service during 2016, partially offset by out-of-service time associated with dry-docking one U.S.-flag petroleum and chemical carrier and the addition of vessels acquired in the ISH acquisition.
Other, net. During 2016, Ocean Services recognized a $6.5 million impairment charge related to its cost investment in a foreign container shipping company.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. Ocean Services recognized equity in earnings of 50% or less owned companies, net of tax, of $7.7 million in 2017 compared with equity in losses of 50% or less owned companies, net of tax, of $4.7 million in 2016 primarily due to improved results from Trailer Bridge, Inc. (“Trailer Bridge”) following its recapitalization during December 2016, the sale of a U.S.-flag dry bulk articulated tug-barge at a gain by SeaJon during 2017 and earnings from ISH’s 50% or less owned companies that own and operate two foreign-flag rail ferries and a full service railcar facility. These earnings were partially offset by start-up costs incurred by Kotug Seabulk Maritime LLC (“KSM”) that was formed during 2017. In addition, Ocean Services recognized interest income (not a component of segment profit) of $0.6 million on notes due from Trailer Bridge in 2017 compared with $7.8 million in 2016.

2016 compared with 2015
Operating Revenues. Operating revenues were $2.5 million higher in 2016 compared with 2015. Operating revenues for petroleum transportation were $8.5 million higher primarily due to placing two newly built U.S.-flag petroleum and chemical carriers into service during 2016, partially offset by lower time charter rates for two U.S.-flag petroleum and chemical carriers. Operating revenues for harbor, ocean towing and bunkering were $9.0 million lower primarily due to a change in contract status from time charter to bareboat charter for Ocean Services’ bunkering operations in St. Eustatius and a reduction in fuel surcharges as a consequence of lower fuel prices, partially offset by an increase in harbor towing activities resulting from higher port traffic. Operating revenues for short-sea transportation were $3.8 million higher primarily due to higher cargo shipping demand. Operating revenues for third-party managed vessels were $0.9 million lower primarily due to lower management fees from Trailer Bridge and the termination of a management contract upon the sale of a vessel for scrap during 2016.
Operating Expenses. Operating expenses were $6.4 million lower in 2016 compared with 2015. Personnel costs were $4.5 million higher primarily due to placing two newly built U.S.-flag petroleum and chemical carriers into service during 2016, partially offset by a change in contract status from time charter to bareboat charter for Ocean Services’ bunkering operations in St. Eustatius. Repairs and maintenance costs were $1.0 million lower primarily due to lower repair activities for harbor, ocean towing and bunkering equipment. Dry-docking costs were $11.7 million lower primarily due to regulatory dry-dockings for two U.S.-flag petroleum and chemical carriers during 2015 compared with one U.S.-flag petroleum and chemical carrier during 2016. Other expenses were $1.5 million higher primarily due to higher custom fees and stevedoring costs for short-sea transportation.
Depreciation and Amortization. Depreciation and amortization expenses were $4.9 million higher primarily due to placing two newly built U.S.-flag petroleum and chemical carriers into service during 2016.
Operating Income. Operating income as a percentage of operating revenues was 21% in 2016 compared with 20% in 2015. The increase was primarily due to lower dry-docking costs for U.S.-flag petroleum and chemical carriers.
Other, net. During 2016, Ocean Services recognized $6.5 million of impairment charges related to its cost investment in a foreign container shipping company. During 2015, Ocean Services received $1.8 million for the early termination of a contract for two harbor tugs.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During 2016, equity in losses of 50% or less owned companies, net of tax, were primarily related to losses from Trailer Bridge and SeaJon II LLC (“SeaJon II”). In December 2016, Ocean Services and other major investors recapitalized Trailer Bridge by agreeing to exchange outstanding subordinated debt for equity. As a consequence of the recapitalization, Ocean Services’ noncontrolling interest in Trailer Bridge increased to 55.3% resulting in an equity loss of $2.2 million, net of tax. Ocean Services recognized interest income (not a component of segment profit) of $7.8 million and $9.4 million during 2016 and 2015, respectively, on notes due from Trailer Bridge. On December 2, 2016, Ocean Services acquired a controlling interest in SeaJon II through the acquisition of its partner’s equity interest. Upon the change in control, Ocean Services marked its investment in SeaJon II to fair value resulting in equity losses of $1.9 million, net of tax. During 2015, equity in losses of 50% or less owned companies, net of tax, included $22.2 million of losses from Dorian, which was reclassified to marketable securities. The equity losses from Dorian were partially offset by earnings of $3.7 million from SEA-Access LLC (“SEA-Access”).
Inland Transportation & Logistics Services
The results of Inland Services are primarily driven by demand for inland river covered barge transportation equipment. The balance between supply of equipment and demand determines prices, utilization and margins achieved. Factors that influence demand for equipment include:

•	the level of domestic production of corn, soybeans and carryover stocks and the price of these commodities;

•	the relative cost of ocean freight from other producing origins;

•	the level of domestic and international demand for iron ore, steel, steel by-products, coal, ethanol, petroleum and other bulk commodities;

•	the strength or weakness of the U.S. dollar and its impact on the import and export markets;

•	the level of domestic and international consumption of agricultural products and the effect of these levels on the volumes of products that are physically moved into the export markets; and

•	the relative cost of transporting products on the inland waterways from the U.S. Midwest to the center U.S. Gulf of Mexico for export compared with the cost via rail to the Pacific Northwest.

Within the United States and international markets, utilization and margins are also significantly impacted by the following factors:

•	the supply of barges available to move products;

•	operating conditions on the inland waterways including operating status of locks and dams;

•	the availability of qualified wheelhouse personnel;

•	the ability to position the barges to maximize efficiencies and utility in moving cargoes both northbound and southbound;

•	the effect of river levels on the loading capacities of barges in terms of draft restrictions; and

•	the potential for epidemic like viruses that impact food stock movements on the inland waterways.
Farmers on both continents are holding inventories, which has reduced the cyclical surge of exports that typically occurs during the fall harvest period. In 2017, grain exports through the U.S. Gulf of Mexico declined by 4.4 million metric tons, a decline of 6% from 2016. While wheat exports experienced a modest 0.7 million ton increase in 2017 compared with 2016, corn exports were 9% lower and soybean exports were 7% lower. Domestic coal movement by barge continues to trend lower with total volumes down approximately 3-4% (3-4 million tons) and this trend is expected to continue during 2018 with a further reduction in coal-fired utility demand of approximately 4-5 million tons. Coal exports during 2017 saw a modest resurgence, with total exports up approximately 4-5 million tons from 2016. Steel import tariffs had an overall positive effect on imports. While finished steel imports into New Orleans were down approximately 0.2 million tons from 2016, raw steel input imports were up 1.6 million tons due to increased domestic shipments of steel predominately to supply pipe to the oil/gas markets. Overall imports were up 2.8 million tons over 2016. In addition to a net increase in the steel sector, both aluminum and fertilizer imports were up from 2016. Late startups at several domestic nitrogen plants in 2017 forced wholesalers to import more urea in the first nine months of the year. Reductions in domestic potash and phosphate capacity helped to increase imports of those products.
After three years of rapid expansion, the covered hopper barge fleet experienced a slight decrease in 2017. Barge scrapping outpaced new construction by approximately 100 barges. Historically, a high interest rate environment has resulted in the scrapping of older barges. There were approximately 2,500 barges built during 1989-1995 and another surge from 1996-1997 when approximately 2,300 barges were built. While this equipment may have a few years of useful life remaining, pricing and utilization of this age equipment is difficult to gage in a weak margin environment.
At the end of 2017, the average age of Inland Services’ covered dry-cargo barge fleet was ten years, which Inland Services believes is among the youngest fleets operating on the U.S. Inland Waterways. Inland Services believes that approximately 23% of the dry-cargo barge fleet operating on the U.S. Inland Waterways is over 20 years old. Inland Services believes the relatively young age of its dry-cargo barge fleet enhances its availability and reliability, reduces downtime for repairs and obviates, for the immediate future, the necessity of replacement capital expenditures to maintain its fleet size and revenue generating capacity. During 2017, the Company took delivery of three 6,600 horsepower inland river towboats that are leased in to one of its 50% or less owned companies earning returns on the lease financing.
Internationally, dry-cargo barge freight rates are also driven by customer demand of equipment to move grain, iron ore as well as other bulk commodities and the supply of equipment to move the cargoes. In 2016, Inland Services had experienced downward pricing pressures on freight rates as the demand for equipment to move agricultural products and iron ore was quite soft. During 2017, the market improved and supply and demand started to come closer into balance. Equipment has been removed from service and prices for local agricultural products and iron ore has improved thereby encouraging increased production and consequently more demand for transportation.
The market for international liquid tank barge transportation has developed in Colombia with the largest customer moving to a double hull barge standard in the region.
During 2017, Inland Services’ high-speed multi-modal liquid terminal facility (“Gateway Terminals”) handled ethanol and naptha exclusively.
Terminal operations experienced a 12.9% drop in throughput tonnages in 2017. Dry bulk tonnages primarily through Inland Services’ rail transfer facilities in the St. Louis area were down by 28.7% compared with 2016. The primary driver of this reduction was increased activity at Pacific Northwest facilities and reduced export volume through the Central Gulf. In addition, the greater St. Louis region has added terminal capacity that has created additional competition for the transfer business.
Inland Services’ fleeting operations experienced a reduction in line boat and barge activity during 2017 driving a decline in barges delivered to the various river facilities. These reductions mirror the overall slowdown of barge demand throughout the river system.

Results of Operations
Fleet size, equipment utilization levels from volumes of product moved and margins earned are the key determinants of Inland Services’ operating results and cash flows. Increased demand for inland river transportation equipment generally leads to higher barge freight rates earned and higher activity levels generally leads to higher barge logistics costs. Adverse river conditions caused by severe weather can reduce volumes of product moved and increase barge logistics costs. Margins earned are also impacted by the success, or lack thereof, of coordinating cargo movements to minimize the repositioning costs of empty barges.
The aggregate cost of Inland Services’ operations depends primarily on the size and mix of its fleet and the level of barge activity. Inland Services’ operating costs and expenses are grouped into the following categories:

•	barge logistics (primarily towing, switching, fleeting and cleaning costs);

•	personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);

•	repairs and maintenance (primarily repairs and maintenance on towboats and barges, which are performed in accordance with planned maintenance programs);

•	insurance and loss reserves (primarily the cost of Hull and Machinery, Protection and Indemnity and Cargo insurance premiums and loss deductibles);

•	fuel, lubes and supplies;

•	leased-in equipment (includes the cost of leasing equipment, including bought-in freight and towboats); and

•	other (rail car logistics, property taxes, project costs and other).
For the years ended December 31, the results of operations for Inland Services were as follows:

	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	165,470	94	162,703	97	228,019	99
Foreign	10,026	6	4,840	3	2,463	1
	175,496	100	167,543	100	230,482	100
Costs and Expenses:
Operating:
Barge logistics	85,821	49	73,836	44	91,452	40
Personnel	17,221	10	18,542	11	27,916	12
Repairs and maintenance	3,627	2	4,725	3	11,612	5
Insurance and loss reserves	2,453	1	2,869	2	3,831	2
Fuel, lubes and supplies	6,624	4	5,099	3	13,701	6
Leased-in equipment	6,092	3	9,826	6	7,864	3
Other	12,042	7	9,563	5	11,639	5
	133,880	76	124,460	74	168,015	73
Administrative and general	16,558	9	14,616	9	15,567	7
Depreciation and amortization	25,852	15	26,327	16	28,632	12
	176,290	100	165,403	99	212,214	92
Gains on Asset Dispositions and Impairments, Net	11,960	7	3,193	2	14,868	6
Operating Income	11,166	7	5,333	3	33,136	14
Other Income (Expense):
Derivative gains, net	—	—	—	—	294	—
Foreign currency gains (losses), net	272	—	1,722	1	(3,726)	(1)
Other, net	—	—	(4)	—	—	—
Equity in Losses of 50% or Less Owned Companies	(5,191)	(3)	(15,944)	(9)	(31,200)	(14)
Segment Profit (Loss)(1)	6,247	4	(8,893)	(5)	(1,496)	(1)
______________________

(1)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV “Note 12. Noncontrolling Interests in Subsidiaries” included in this Annual Report on Form 10-K.

Operating Revenues by Service Line. The following table presents, for the years indicated, operating revenues by service line.

	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Dry-cargo barge pools	107,882	62	105,919	63	125,038	54
Charter-out of dry-cargo barges	2,164	1	3,631	2	3,794	1
Liquid unit tow operations	—	—	7,305	4	33,978	15
International liquid tank barge operations	10,026	6	4,840	3	2,463	1
Pooled liquid tank barge operations	—	—	—	—	14,027	6
Terminal operations	32,027	18	26,645	16	22,657	10
Fleeting operations	17,951	10	13,070	8	15,549	7
Inland river towboat operations and other activities	5,446	3	6,133	4	12,976	6
	175,496	100	167,543	100	230,482	100
Dry-Cargo Barge Pools Operating Data. The following table presents, for the years indicated, Inland Services’ participation in tons moved and its available barge days in the dry-cargo barge pools. Available barge days represents the total calendar days during which Inland Services owned and chartered-in barges were in the pool.

	2017		2016		2015
	Tons	%	Tons	%	Tons	%
Tons Moved (in thousands):
Grain	4,035	56	4,113	62	4,010	59
Non-Grain	3,159	44	2,542	38	2,783	41
	7,194	100	6,655	100	6,793	100

	Days		Days		Days
Available Barge Days	232,638		212,453		208,248
2017 compared with 2016
Operating Revenues. Operating revenues were $8.0 million higher in 2017 compared with 2016. Operating revenues from the dry-cargo barge pools were $2.0 million higher, primarily due to increased loadings and higher demurrage revenue as a consequence of barges being held at origin and destination because of grain quality issues caused by rains during the early portion of the harvest season. Operating revenues from the charter-out dry-cargo barges were $1.5 million lower due to barges coming off charter and returning to the dry-cargo barge pools. Operating revenues from liquid unit tow operations were $7.3 million lower due to the sale of the equipment in the second quarter of 2016. Operating revenues from terminal operations were $5.4 million higher, primarily due to increased activity of container movements and the acquisition of terminal assets during the fourth quarter of 2016. Operating revenues from fleeting operations were $4.9 million higher, primarily due to higher activity levels and the acquisition of fleeting assets during the fourth quarter of 2016. International liquid tank barge revenues were $5.2 million higher, primarily due to increased demand to move petroleum. Operating revenues from inland river towboat operations and other activities were $0.7 million lower primarily due to the completion of machine and repair services provided to third parties in the prior year and higher bareboat revenue.
Operating Expenses. Operating expenses were $9.4 million higher in 2017 compared with 2016. Barge logistics expenses were $12.0 million higher primarily due to higher towing and switching costs as a consequence of increased loadings and higher towing rates. Personnel costs were $1.3 million lower primarily due to the sale of the liquid unit tow operations equipment during the second quarter of 2016, partially offset by increased personnel costs as a consequence of the acquisition of terminal and fleeting assets during the fourth quarter of 2016. Repair and maintenance costs were $1.1 million lower primarily due to lower barge painting expenses, terminal maintenance expenses and the impact of the sale of the liquid unit tow equipment in the second quarter of 2016. These decreases were partially offset by higher expenses in international liquid tank barge operations. Insurance and loss reserves expenses were $0.4 million lower primarily due to the sale of the liquid unit tow business in the second quarter of 2016. Fuel, lubes and supplies were $1.5 million higher primarily due to the acquisition of fleeting assets in the fourth quarter of 2016, an increase in container movements and higher activity levels in international liquid tank barge operations. Leased-in equipment costs were $3.7 million lower primarily due to lower bought-in barges to handle freight requirements. Other operating expenses were $2.4 million higher primarily due to the increase in container movements and higher terminal trucking expenses.
Administrative and General Expenses. Administrative and general expenses were $1.9 million higher in 2017 compared with 2016 primarily due to the accelerated vesting of certain share awards in advance of changes to the U.S. federal income tax code.
Depreciation and Amortization. Depreciation and amortization expenses were $0.5 million lower in 2017 compared with 2016 primarily due to the sale of the liquid unit tow operations and the sale leaseback of 50 dry-cargo barges, partially offset by placing three new towboats in service and the acquisition of terminal and fleeting assets during the fourth quarter of 2016.
Gains on Asset Dispositions and Impairments, Net. During 2017, Inland Services sold two inland river towboats, 50 inland river dry-cargo barges, one specialty barge and other equipment for net proceeds of $27.6 million and gains of $17.7 million, of which $10.0 million were recognized currently and $7.7 million were deferred. Equipment dispositions included the sale-leaseback of 50 inland river dry-cargo barges for $12.5 million with leaseback terms of 84 months. In addition, Inland Services recognized losses of $0.3 million related to the total loss of an inland river liquid tank barge while being transported to Colombia and recognized previously deferred gains of $2.3 million. During 2016, Inland Services sold 19 inland river liquid tank barges, one inland river liquid tank barge currently under construction, the rights to eight leased-in inland river liquid tank barges, 14 inland river towboats and other equipment for net proceeds of $90.0 million and gains of $1.9 million, all of which were recognized currently. In addition, Inland Services recognized an impairment charge of $1.1 million related to equipment under construction and previously deferred gains of $2.4 million.
Operating Income. Excluding the impact of gains on asset dispositions and impairments, net, operating income as a percentage of operating revenues was 0% in 2017 compared with 1% in 2016. The decrease was primarily due to lower earnings from the dry-cargo barge pools.
Foreign currency gains (losses), net. During 2017, Inland Services recognized $0.3 million in foreign currency gains primarily due to the strengthening of the Colombian peso versus the U.S. dollar underlying certain intercompany lease obligations.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During 2017 and 2016, Inland Services recognized $5.2 million and $15.9 million, respectively, of equity losses in 50% or less owned companies, net of tax, primarily due to losses from SCFCo Holdings LLC (“SCFCo”). During the year ended December 31, 2016, Inland Services identified indicators of impairment in its investment in SCFCo as a result of continuing losses and recognized impairment charges of $7.7 million, for an other-than-temporary decline in the fair value of its investment. Inland Services recognized interest income (not a component of segment profit) of $3.3 million and $3.2 million during the years ended December 31, 2017 and 2016, respectively, on notes due from SCFCo. The losses from SCFCo were partially offset by improved earnings from Bunge-SCF Grain LLC (“Bunge-SCF Grain”) primarily due to the adjustment of U.S. corporate income tax rates and the acquisition of three grain elevators in Illinois during the fourth quarter of 2017.
2016 compared with 2015
Operating Revenues. Operating revenues were $62.9 million lower in 2016 compared with 2015. Operating revenues were $19.1 million lower for the dry-cargo barge pools primarily due to reduced freight rates as a consequence of an oversupply of equipment. Operating revenues from liquid unit tow operations were $26.7 million lower primarily due to the sale of its equipment during the second quarter of 2016. Operating revenues from the inland river liquid tank barge operations were $14.0 million lower following the sale of its equipment during the third quarter of 2015. Operating revenues from terminal operations were $4.0 million higher primarily due to commencement of container movements in new terminal locations. Operating revenues from fleeting operations were $2.4 million lower primarily due to reduced demand for barge freight in the St. Louis harbor and reduced activity levels in the locking rivers north of St. Louis. Operating revenues from inland river towboat operations and other activities were $4.5 million lower primarily due to the completion of machine and repair services provided to third parties in the prior year.
Operating Expenses. Operating expenses were $43.6 million lower in 2016 compared with 2015. Barge logistics expenses were $17.6 million lower primarily due to lower towing and switching costs for the dry-cargo barge pools as a consequence of lower activity levels, reduced towing rates and lower costs associated with the inland river liquid tank barge operations following the sale of its equipment during the third quarter of 2015. Personnel costs were $9.4 million lower primarily due to the sale of the liquid unit tow operations equipment during the second quarter of 2016. Repairs and maintenance costs were $6.9 million lower primarily due to U.S. Coast Guard inspections and related repair expenses for the inland river liquid tank barge and liquid unit tow operations in the comparable periods. Fuel, lubes and supplies were $8.6 million lower primarily due to the completion of machine and repair services provided to third parties in the prior year. Leased-in equipment expenses were $2.0 million higher primarily due to equipment necessary to handle Inland Services container movement business line and an increase in bought-in freight expense for the dry-cargo barge pool. Other operating expenses were $2.1 million lower primarily due to reduced expenses associated with the inland river liquid tank barge operations following the sale of its equipment during the third quarter of 2015.

Depreciation and Amortization. Depreciation and amortization expenses were $2.3 million lower in 2016 compared with 2015 primarily due to the sale of the equipment used in the liquid unit tow operations.
Gains on Asset Dispositions and Impairments, Net. During 2016, Inland Services sold 19 inland river liquid tank barges, one inland river liquid tank barge currently under construction, the rights to eight leased-in inland river liquid tank barges, 14 inland river towboats and other equipment for net proceeds of $90.0 million and gains of $1.9 million, all of which were recognized currently. In addition, Inland Services recognized an impairment charge of $1.1 million related to equipment under construction and previously deferred gains of $2.4 million. During 2015, Inland Services sold 35 inland river tank barges, twelve inland river specialty barges and other equipment, and sold and leased back four inland river towboats, for net proceeds of $81.5 million and gains of $17.7 million, of which $11.7 million were recognized currently and $6.0 million were deferred. In addition, Inland Services recognized previously deferred gains of $3.2 million.
Operating Income. Excluding the impact of gains on asset dispositions and impairments, net, operating income as a percentage of operating revenues was 1% in 2016 compared with 8% in 2015. The decrease was primarily due to lower earnings from the dry-cargo barge pools, the sale of the inland river liquid tank barges and generally lower activity levels.
Foreign currency gains (losses), net. During 2016, Inland Services recognized $1.7 million in foreign currency gains primarily due to the strengthening of the Colombian peso versus the U.S. dollar underlying certain intercompany lease obligations.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During 2016 and 2015, Inland Services recognized $15.9 million and $31.2 million, respectively, of equity losses in 50% or less owned companies, net of tax, primarily due to SCFCo. During the years ended December 31, 2016 and 2015, Inland Services identified indicators of impairment in its investment in SCFCo as a result of continuing losses and recognized impairment charges of $7.7 million and $21.5 million, respectively, for an other-than-temporary decline in the fair value of its investment. If market conditions decline further, additional other-than-temporary impairment charges related to SCFCo may be taken in future periods. In addition, SCFCo had equity losses during 2016 and 2015 as a consequence of continued weakness in the iron ore and grain markets. Inland Services recognized interest income (not a component of segment profit) of $3.2 million and $4.1 million during 2016 and 2015, respectively, on notes due from SCFCo.
Witt O’Brien’s.
Witt O’ Brien’s financial results in 2017 primarily reflected growth from “event driven” revenue, resulting from the natural disasters of 2017, including Hurricanes Harvey, Irma and Maria. New business included post-storm response services across communities in Texas and Florida, appointment to key roles in the State of Texas’ recovery effort, and selection as lead recovery advisor to the United States Virgin Islands (“USVI”). Witt O’Brien’s also completed a small acquisition in the transportation emergency management arena and continues to pursue other acquisition opportunities. The recovery efforts in Texas and advisory role in the USVI will continue into 2018. Those services together with a strong pipeline of new business opportunities creates momentum for Witt O’Brien’s into 2018.
Results of Operations
The number of retainer customers, private and public sector consulting engagements and the number, severity and location of natural and man-made disasters are the key determinants of Witt O’Brien’s operating results and cash flows.

For the years ended December 31, the results of operations for Witt O’Brien’s were as follows:

	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	42,797	87	38,001	89	44,051	88
Foreign	6,359	13	4,915	11	5,933	12
	49,156	100	42,916	100	49,984	100
Costs and Expenses:
Operating	32,017	65	28,561	66	21,899	44
Administrative and general	13,438	27	16,214	38	24,096	48
Depreciation and amortization	819	2	1,539	4	1,711	3
	46,274	94	46,314	108	47,706	95
Losses on Asset Dispositions and Impairments, Net	—	—	(29,587)	(69)	(27)	—
Operating Income (Loss)	2,882	6	(32,985)	(77)	2,251	5
Other Income (Expense):
Foreign currency gains (losses), net	50	—	(181)	—	(36)	—
Other, net	—	—	—	—	19	—
Equity in Earnings of 50% or Less Owned Companies	174	—	305	1	135	—
Segment Profit (Loss)	3,106	6	(32,861)	(76)	2,369	5
2017 compared with 2016
Operating Revenues. Operating revenues were $6.2 million higher primarily due to post-storm response services provided in Texas and Florida and recovery program consulting in Texas and USVI.
Operating Expenses. Operating expenses were $3.5 million higher primarily due to increased subcontracted labor costs consistent with the higher operating revenues discussed above.
Administrative and General Expenses. Administrative and general expenses were $2.8 million lower primarily due to a reduction in the allowance for doubtful accounts.
Depreciation and Amortization. Depreciation and amortization were lower due to the impairments of intangible assets during 2016.
Losses on Asset Dispositions and Impairments, Net. During 2016, Witt O’Brien’s identified indicators of impairment for certain of its intangible assets and goodwill resulting in impairment charges of $29.6 million.
Operating Income. Operating income was 6% of operating revenues in 2017 compared with an operating loss of 8% of operating revenues in 2016, excluding the impairment charges discussed above. The improvement was primarily due to post-storm response services provided in Texas and Florida and recovery program consulting in Texas and USVI.
2016 compared with 2015
In October 2016, Witt O’Brien’s announced the launch of a strategic growth program to focus on core services by eliminating non-core and lower margin businesses. Witt O’Brien’s core services include providing resilience solutions for key areas of critical infrastructure, including, but not limited to, government, energy, transportation, healthcare and education, in the United States and abroad. Witt O’Brien’s protects and enhances its customers’ enterprise value by strengthening their ability to prepare for, respond to and recover from natural and man-made disasters, including hurricanes, infectious disease, terrorism, cyber breaches, oil spills, shipping incidents and other disruptions. The operations that were eliminated included a governmental relations unit, Witt O’Brien’s European (primarily United Kingdom) operations, software products and an insurance unit. As a consequence of the restructuring, during the year ended December 31, 2016, Witt O’Brien’s identified indicators of impairment for certain of its intangible assets and goodwill resulting in impairment charges of $29.6 million. The estimates and assumptions used by Witt O’Brien’s for its annual test of goodwill impairment are typically developed as part of Witt O’Brien’s routine business planning and forecasting process. Although Witt O’Brien’s believes its assumptions and estimates are reasonable, Witt O’Brien’s actual performance against its estimates could produce different results and lead to additional impairment charges in future periods.
Other
For the years ended December 31, segment loss of the Company’s Other activities was as follows:

	2017	2016	2015
	$ ’000	$ ’000	$ ’000
Other activities(1)(2)	(357)	(13,832)	(1,105)
______________________

(1)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV “Note 12. Noncontrolling Interests in Subsidiaries” included in this Annual Report on Form 10-K.

(2)
The components of segment loss do not include interest income, which is a significant component of the Company’s lending and leasing activities. Other activities recognized interest income of $1.4 million, $2.3 million and $3.9 million, during the years ended December 31, 2017, 2016 and 2015, respectively, primarily related to its lending and leasing portfolio.

Other Activities. Segment loss in 2016 was primarily due to a $6.7 million reserve for one of the Company’s notes receivable from third parties following non-performance and a decline in the underlying collateral value and a $5.1 million impairment charge related to a cost method investment in a foreign industrial aircraft company.
Corporate and Eliminations

	2017	2016	2015
	$ ’000	$ ’000	$ ’000
Corporate Expenses	(37,923)	(29,982)	(36,359)
Eliminations	78	17	—
Operating Loss	(37,845)	(29,965)	(36,359)
Other Income (Expense):
Derivative gains (losses), net	19,727	(14,131)	2,099
Foreign currency gains (losses), net	125	(78)	(922)
Other, net	230	120	295
Corporate Expenses. Corporate expenses in 2017 included $5.3 million of share award expense as a consequence of the accelerated vesting of certain share awards in December 2017 in advance of changes to the U.S. federal income tax code. Corporate expenses in 2016 were lower than 2015 primarily due to reduced management bonus accruals.
Derivative gains (losses), net. Derivative activity in 2017, 2016 and 2015 was primarily due to the mark-to-market of the Company’s exchange option liability on subsidiary convertible senior notes. The exchange option liability on these notes terminated on June 1, 2017 as a consequence of the Spin-off.

Other Income (Expense) not included in Segment Profit

	2017	2016	2015
	$’000	$’000	$’000
Interest income	8,547	15,641	19,266
Interest expense	(41,530)	(39,804)	(39,151)
Debt extinguishment gains (losses), net	(819)	5,184	(28,497)
Marketable security gains (losses), net	(1,782)	(32,154)	3,746
	(35,584)	(51,133)	(44,636)
Interest income. Interest income was $7.1 million lower compared with 2016 and $3.6 million lower in 2016 compared with 2015 primarily due to lower income from investments, at equity, and advances to 50% or less owned companies.
Interest expense. Interest expense was $1.7 million higher in 2017 compared with 2016 primarily due to additional borrowings under the Sea-Vista Credit facility and lower capitalized interest partially offset by lower debt balances on the 2.5% Convertible Senior Notes and 7.375% Senior Notes due to repurchases during 2017 and 2016. Interest expense was $0.7 million higher in 2016 compared with 2015 primarily due to additional borrowings under the Sea-Vista Credit Facility and lower capitalized interest partially offset by the Title XI debt retired in 2015 and lower debt balances on the 2.5% Convertible Senior Notes and 7.375% Senior Notes due to repurchases during 2016 and 2015.

Debt extinguishment gains (losses), net. During 2017, the Company purchased $7.6 million in principal amount of its 7.375% Senior Notes for $7.7 million resulting in losses on debt extinguishment of $0.2 million and purchased $61.7 million in principal amount of its 2.5% Convertible Senior Notes for $61.9 million resulting in gains on debt extinguishment of $0.1 million. In addition, SEA-Vista made unscheduled payments of $133.6 million on the Sea-Vista Credit Facility as a result of a sale-leaseback transaction on one of its vessels, which resulted in losses on debt extinguishment of $0.7 million.
During 2016, the Company purchased $35.2 million in principal amount of its 7.375% Senior Notes for $33.1 million resulting in gains on debt extinguishment of $1.9 million and purchased $127.4 million in principal amount of its 2.5% Convertible Senior Notes for $124.7 million resulting in gains on debt extinguishment of $3.3 million.
During 2015, SEA-Vista redeemed its Title XI bonds for $99.9 million and recorded a $29.0 million loss on debt extinguishment for the then unamortized debt discount, the make whole premium paid and certain other redemption costs. As a consequence of redeeming the bonds prior to their scheduled maturity, SEA-Vista was required to pay a make whole premium in the amount of $20.5 million. In addition, during 2015 the Company purchased $37.6 million in principal amount of its 7.375% Senior Notes for $37.9 million resulting in losses on debt extinguishment of $0.6 million and purchased $65.5 million in principal amount of its 2.5% Convertible Senior Notes for $62.6 million resulting in gains on debt extinguishment of $1.1 million.
Marketable security gains (losses), net. As of December 31, 2017, the Company’s most significant marketable security position was its remaining investment in 5,200,000 shares of common stock of Dorian, a publicly traded company listed on the New York Stock Exchange under the symbol “LPG.” Dorian’s closing share price was $8.22 and $8.21 as of December 31, 2017 and 2016, respectively. The Company’s cost basis in Dorian is $13.66 per share. During 2017, marketable security losses, net, were primarily due to losses on the Company’s long marketable security position in Dorian common stock, upon the mark-to-market of 3,977,135 shares of such stock on December 20, 2017 immediately preceding the distribution of such shares to SEACOR shareholders as a dividend. During 2016, marketable security losses, net, of $34.9 million were primarily due to losses on the Company’s long marketable security position in Dorian, partially offset by gains on short marketable security positions of $2.7 million. During 2015, marketable security losses, net were primarily due to losses on long marketable security positions of $4.3 million offset by gains on short marketable security positions of $4.2 million.
Income Taxes
The Company’s effective income tax rate in 2017, 2016, and 2015 was (190.9)%, 39.8% and (14.3)%, respectively. See Part IV “Note 8. Income Taxes” included in this Annual Report on Form 10-K.
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
The Company's capital commitments as of December 31, 2017 by year of expected payment were as follows (in thousands):

	2018	2019	Total
Ocean Services	$5,400	$—	$5,400
Inland Services	2,449	612	3,061
	$7,849	$612	$8,461

As of December 31, 2017, the Company had outstanding debt of $579.3 million, net of discounts and issue costs, and letters of credit totaling $27.2 million with various expiration dates through 2019. In addition, as of December 31, 2017, the Company guaranteed payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine totaling $80.5 million (including $16.7 million of the letters of credit included above), which amount declines as payments are made on the outstanding obligations. These guarantees continue to be contingent obligations of the Company because the beneficiary of the guarantees did not release the Company from its obligations in connection with the Spin-off. The Company earns a fee from SEACOR Marine of 0.5% per annum on the amount of the obligations under these guarantees. As of December 31, 2017, the holders of the Company’s 2.5% Convertible Senior Notes ($64.5 million outstanding) and 3.0% Convertible Senior Notes ($230.0 million outstanding) may require the Company to repurchase the notes on May 31, 2018 and November 19, 2020, respectively. The Company’s long-term debt maturities, assuming the holders of the aforementioned convertible senior notes require the Company to repurchase the notes on those dates, are as follows (in thousands):

2018	$77,842
2019	164,200
2020	356,681
2021	500
2022	503
Years subsequent to 2022	6,366
$606,092
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes (collectively the "Securities"), through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of December 31, 2017, the Company’s repurchase authority for the Securities was $77.4 million.
As of December 31, 2017, the Company held balances of cash, cash equivalents, restricted cash, marketable securities and construction reserve funds totaling $336.3 million. As of December 31, 2017, construction reserve funds of $51.3 million were classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company had $60.0 million available under subsidiary credit facilities. These facilities limit the payments of dividends and distributions to SEACOR and its other subsidiaries as defined in the agreements.
Summary of Cash Flows

	2017	2016	2015
	$ ’000	$ ’000	$ ’000
Cash provided by or (used in):
Operating Activities-Continuing Operations	107,575	39,806	131,812
Operating Activities-Discontinued Operations	12,811	41,206	(16,143)
Investing Activities-Continuing Operations	115,133	(90,411)	(65,769)
Investing Activities-Discontinued Operations	2,720	(21,581)	(92,615)
Financing Activities-Continuing Operations	(249,646)	(79,327)	(75,347)
Financing Activities-Discontinued Operations	(7,149)	12,290	160,513
Effect of Exchange Rate Changes on Cash and Cash Equivalents-Continuing Operations	956	(2,928)	(1,974)
Effect of Exchange Rate Changes on Cash and Cash Equivalents-Discontinued Operations	208	437	(118)
Net Increase (Decrease) in Cash and Cash Equivalents	(17,392)	(100,508)	40,359

Operating Activities
Cash flows provided by continuing and discontinued operating activities increased $39.4 million during 2017 compared with 2016 and decreased $34.7 million during 2016 compared with 2015. The components of cash flows provided by (used in) operating activities during the years ended December 31 were as follows:

	2017	2016	2015
	$ ’000	$ ’000	$ ’000
Operating income from continuing operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net	113,904	78,848	89,036
Operating income (loss) from discontinued operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net	(33,509)	15,743	60,484
Changes in operating assets and liabilities before interest and income taxes	(46,869)	13,715	(44,676)
Purchases of marketable securities	(1,720)	(22,997)	(72,080)
Proceeds from sales of marketable securities	52,551	9,169	91,333
Cash settlements on derivative transactions, net	1,267	(1,804)	359
Dividends received from 50% or less owned companies	14,533	5,939	15,249
Interest paid, excluding capitalized interest (1)	(32,341)	(26,662)	(23,957)
Income taxes (paid) refunded, net	8,195	(8,000)	(19,241)
Other	44,375	17,061	19,162
Total cash flows provided by continuing and discontinued operating activities	120,386	81,012	115,669
_____________________

(1)
During 2017, 2016 and 2015, capitalized interest paid and included in purchases of property and equipment for continuing and discontinued operations was $4.7 million, $18.5 million and $18.5 million, respectively.

Operating income from continuing operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net increased $35.1 million during 2017 compared with 2016 and decreased $10.2 million during 2016 compared with 2015. See “Consolidated Results of Operations” included above for a discussion of the results for each of the Company’s business segments.
During 2017, cash provided by operating activities of continuing and discontinued operations included $1.7 million to cover marketable security short positions. During 2017, cash provided by operating activities of continuing and discontinued operations included $52.6 million received from the sale of marketable security long positions.
During 2016, cash provided by operating activities of continuing and discontinued operations included $21.9 million to purchase marketable security long positions and $1.1 million to cover marketable security short positions. During 2016, cash provided by operating activities of continuing and discontinued operations included $8.9 million received from the sale of marketable security long positions and $0.3 million received upon entering into marketable security short positions.
During 2015, cash provided by operating activities of continuing and discontinued operations included $65.4 million to purchase marketable security long positions and $6.7 million to cover marketable security short positions. During 2015, cash provided by operating activities of continuing and discontinued operations included $82.9 million received from the sale of marketable security long positions and $8.4 million received upon entering into marketable security short positions.
During 2017, 2016 and 2015, other includes $32.6 million, $14.1 million and $14.9 million, respectively, for the amortization of stock expense. Additionally, during 2017 other includes an $18.2 million gain on the sale of ICP.
Investing Activities
During 2017, net cash provided by investing activities of continuing operations was $115.1 million primarily as follows:

•
Capital expenditures were $114.6 million. Equipment deliveries included three U.S.-flag petroleum and chemical carriers, one U.S.-flag harbor tug, two foreign-flag harbor tugs, two inland river liquid tank barges and three inland river towboats.

•
The Company sold one U.S.-flag petroleum and chemical carrier, two inland river towboats, 50 inland river dry-cargo barges, two inland river specialty barges and other property and equipment for net proceeds of $164.8 million. Equipment dispositions included the sale-leaseback of one U.S.-flag petroleum and chemical carrier for $134.9 million with a leaseback term of 104 months and 50 dry-cargo barges for $12.5 million with leaseback terms of 84 months.

•
The Company made investments in, and advances to, 50% or less owned companies of $9.7 million including $2.0 million to Trailer Bridge, $2.9 million to SCFCo, $3.5 million to VA&E Trading USA LLC and VA&E Trading LLP (collectively “VA&E”), and $1.0 million to Avion Pacific Limited (“Avion”).

•	The Company received $12.1 million from its 50% or less owned companies, including $6.0 million from Trailer Bridge, $1.7 million from SCFCo and $4.0 million from Avion.

•	The Company received capital distributions of $3.5 million from SeaJon.

•	The Company received $5.0 million from the sale of a controlling interest in a subsidiary.

•	The Company received payments on third-party leases and notes receivables of $24.5 million.

•	The Company increased its restricted cash balances by $0.7 million.

•	Construction reserve fund account transactions included withdrawals of $38.2 million and deposits of $13.8 million.

•	On July 3, 2017, the Company acquired all of the equity of ISH for a net purchase price of ($5.9) million, net of cash acquired of $16.4 million.
During 2017, net cash provided by investing activities of discontinued operations was $2.7 million primarily as follows:

•	Offshore Marine Services used net cash of $17.3 million related to the purchase and sale of equipment.

•	Illinois Corn Processing used net cash of $1.2 million for the purchase of equipment.

•	Offshore Marine Services received net cash of $4.1 million from construction reserve funds and restricted cash.

•	Offshore Marine Services received net distributions of $5.0 million from its 50% or less owned companies.

•	Offshore Marine Services used $7.8 million for business consolidations and acquisitions.

•	The Company received $19.9 million from the sale of its controlling interest in Illinois Corn Processing.
During 2016, net cash used in investing activities of continuing operations was $90.4 million primarily as follows:

•
Capital expenditures were $252.8 million. Equipment deliveries included three U.S.-flag petroleum and chemical carriers, 46 inland river dry-cargo barges and two inland river towboats. In addition, the Company received one U.S.-flag harbor tug as partial consideration for the sale of certain Inland Services equipment as described below.

•
The Company sold one U.S.-flag petroleum and chemical carrier, two U.S.-flag harbor tugs, 19 inland river liquid tank barges, the rights to eight leased-in inland river liquid tank barges, 14 inland river towboats and other property and equipment for net proceeds of $153.0 million ($143.0 million in cash, $8.0 million in seller financing and one U.S.-flag harbor tug valued at $2.0 million). Equipment dispositions included the sale-leaseback on one U.S.-flag petroleum and chemical carrier, for $61.0 million with a leaseback term of 76 months.

•	The Company made investments in, and advances to, 50% or less owned companies of $8.1 million including $1.7 million to Trailer Bridge, $2.6 million to SCFCo and $3.0 million to Avion.

•	The Company received $9.5 million from its 50% or less owned companies, including $8.4 million from SEA-Access and $1.1 million from VA&E.

•	The Company made net investments of $2.7 million in third-party leases and notes receivable.

•	The Company increased its restricted cash balances by $2.2 million.

•	Construction reserve fund account transactions included withdrawals of $42.6 million and deposits of $1.6 million.

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

During 2016, net cash used in investing activities of discontinued operations was $21.6 million primarily as follows:

•	Offshore Marine Services used net cash of $59.4 million related to the purchase and sale of equipment.

•	Illinois Corn Processing used net cash of $4.7 million for the purchase of equipment.

•	Offshore Marine Services received net cash of $59.2 million from construction reserve funds and restricted cash.

•	Offshore Marine Services made net advances of $16.9 million to its 50% or less owned companies.
During 2015, net cash used in investing activities of continuing operations was $65.8 million primarily as follows:

•	Capital expenditures were $203.5 million. Equipment deliveries included eight inland river liquid tank barges, four inland river specialty barges and nine inland river towboats.

•
The Company sold 35 inland river tank barges, twelve inland river specialty barges, four inland river towboats, which were leased back, and other property and equipment for net proceeds of $81.5 million ($79.8 million in cash and $1.7 million in seller financing).

•
The Company made investments in, and advances to, 50% or less owned companies of $31.2 million including $1.0 million to SeaJon II, $5.6 million in a foreign container shipping company, $18.0 million to SCFCo, $3.5 million in VA&E and $2.0 million to CLEANCOR Energy Solutions LLC (“Cleancor”).

•
The Company received $46.3 million from its 50% or less owned companies, including $18.7 million from Trailer Bridge, $8.3 million from SEA-Access, $14.0 million from SCFCo, $2.0 million from Bunge-SCF Grain LLC, and $3.0 million from Avion.

•	The Company made net investments of $14.4 million in third-party leases and notes receivable.

•	The Company released restricted cash of $16.1 million in conjunction with the redemption of the Title XI bonds.

•	Construction reserve fund account transactions included withdrawals of $22.6 million and deposits of $16.4 million.

•	The Company utilized Title XI reserve funds of $9.6 million in conjunction with the redemption of the Title XI bonds.
During 2015, net cash used in investing activities of discontinued operations was $92.6 million primarily as follows:

•	Offshore Marine Services used net cash of $72.1 million related to the purchase and sale of equipment.

•	Illinois Corn Processing used net cash of $4.7 million for the purchase of equipment.

•	Offshore Marine Services made net advances of $9.8 million to its 50% or less owned companies.
Financing Activities
During 2017, net cash used in financing activities of continuing operations was $249.6 million. The Company:

•	purchased $7.6 million in principal amount of its 7.375% Senior Notes for $7.7 million;

•
purchased $61.7 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $61.9 million. Consideration of $60.5 million was allocated to the settlement of the long-term debt and $1.4 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes. In addition, the Company repurchased $31.0 million in principal amount of its 2.5% Convertible Senior Notes that were validly surrendered for repurchase for total consideration of $31.0 million;

•	borrowed $44.9 million and repaid $188.4 million under the SEA-Vista Credit Facility;

•	repaid $12.8 million under the ISH Credit Facility;

•	made other scheduled payments on long-term debt and capital lease obligations of $3.0 million;

•
acquired 212,659 shares of Common Stock for treasury for an aggregate purchase price of $12.3 million from its employees to cover their tax withholding obligations related to share award transactions. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors; and

•	received $22.6 million from share award plans.
During 2017, net cash used in financing activities of discontinued operations was $7.1 million primarily due to a $7.4 million dividend payment to noncontrolling interests made by ICP.
During 2016, net cash used in financing activities of continuing operations was $79.3 million. The Company:

•	purchased $35.2 million in principal amount of its 7.375% Senior Notes for $33.1 million;

•
purchased $127.4 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $124.7 million. Consideration of $117.3 million was allocated to the settlement of the long-term debt and $7.4 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes.

•	borrowed $87.0 million and repaid $17.8 million under the SEA-Vista Credit Facility;

•	issued other long-term debt of $7.5 million and made other scheduled payments on long-term debt and capital lease obligations of $0.4 million;

•	incurred $0.1 million in issuance costs on debt facilities;

•
acquired 47,455 shares of Common Stock for treasury for an aggregate purchase price of $2.4 million from its employees to cover their tax withholding obligations related to share award transactions. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors; and

•	received $4.9 million from share award plans.
During 2016, net cash provided by financing activities of discontinued operations was $12.3 million as follows:

•	Offshore Marine Services borrowed $42.9 million, net of issue costs and repaid $27.2 million.

•	Illinois Corn Processing paid $3.3 million in dividends to a noncontrolling interest.
During 2015, net cash used in financing activities of continuing operations was $75.3 million. The Company:

•	purchased $37.6 million in principal amount of its 7.375% Senior Notes for $37.9 million;

•
purchased $65.5 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $62.6 million. Consideration of $59.6 million was allocated to the settlement of the long-term debt and $3.0 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes;

•	redeemed its Title XI Bonds for $99.9 million, including a make whole premium payment in the amount of $20.5 million;

•	borrowed $230.0 million, incurred $3.1 million in issuance costs and repaid $20.0 million under the SEA-Vista Credit Facility;

•	received advances of $4.9 million and repaid $8.8 million under the Witt O’Brien’s revolving credit facility;

•	made other scheduled payments on long-term debt and capital lease obligations of $0.3 million;

•	made net repayments under inventory financing arrangements of $2.5 million;

•	acquired for treasury 1,162,955 shares of Common Stock for an aggregate purchase price of $72.4 million;

•
acquired 40,859 shares of Common Stock for treasury for an aggregate purchase price of $3.0 million from its employees to cover their tax withholding obligations related to share award transactions. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors; and

•	received $4.1 million from share award plans.
During 2015, net cash provided by financing activities of discontinued operations was $160.5 million as follows:

•	Offshore Marine Services borrowed $168.6 million, net of issue costs, and repaid $6.8 million.
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

Off-Balance Sheet Arrangements
On occasion, the Company and its partners will guarantee certain obligations on behalf of their 50% or less owned companies. As of December 31, 2017, the Company had an outstanding letter of credit totaling $6.5 million in support of one of its 50% or less owned company’s performance guarantee. In addition, the Company has issued letters of credit or guaranteed the payments of amounts owed under certain sale-leaseback transactions, equipment financings and multi-employer pension obligations on behalf of its former subsidiary, SEACOR Marine. These guarantees continue to be contingent obligations of the Company because the beneficiary of the guarantees did not release the Company from its obligations in connection with the Spin-off. The Company earns a fee from SEACOR Marine of 0.5% per annum on the amount of the obligations under these guarantees. As of December 31, 2017, these guarantees and letters of credit on behalf of SEACOR Marine totaled $80.5 million and will decline as payments are made on the outstanding obligations.
Contractual Obligations and Commercial Commitments
The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2017 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Contractual Obligations:
Long-term Debt (including principal and interest)(1)	731,156	39,049	323,309	18,619	350,179
Capital Purchase Obligations(2)	8,461	7,849	612	—	—
Operating Leases(3)	301,440	53,369	104,031	84,802	59,238
Purchase Obligations(4)	4,709	3,612	1,097	—	—
Other(5)	1,869	1,368	306	131	64
	1,047,635	105,247	429,355	103,552	409,481
Other Commercial Commitments:
Letters of Credit(6)	27,183	19,533	6,650	—	1,000
	1,074,818	124,780	436,005	103,552	410,481
______________________

(1)
Estimated interest payments of the Company’s borrowings are based on contractual terms and maturities. As of December 31, 2017, the holders of the Company’s 2.5% Convertible Senior Notes ($64.5 million outstanding) and 3.0% Convertible Senior Notes ($230.0 million outstanding) may require the Company to repurchase the notes on May 31, 2018 and November 19, 2020, respectively. See table in “General” above for the Company’s long-term debt principal maturities assuming the holders of the aforementioned convertible notes require the Company to repurchase the notes on those dates.

(2)
Capital purchase obligations represent commitments for the purchase of property and equipment. These commitments are not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2017 as the Company has not yet received the goods or taken title to the property.

(3)	Operating leases include leases of inland river towboats, harbor tugs, barges, petroleum and chemical carriers and other property that have a remaining term in excess of one year.

(4)	These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by the Company’s vendors within a short period of time.

(5)	Other primarily includes deferred compensation arrangements, refundable deposits and statutorily defined severance obligations.

(6)	Includes $16.7 million for letters of credit issued on behalf of SEACOR Marine supporting outstanding obligations of $7.9 million.
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
Contingencies
On December 15, 2010, ORM and NRC were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico, which is currently pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserted various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order. The Company has continually taken the position that all of the B3 claims asserted against it, ORM, and NRC have no merit. On February 16, 2016, all but eleven B3 claims against ORM and NRC were dismissed with prejudice (the “B3 Dismissal Order”). On August 2, 2016, the Court granted an omnibus motion for summary judgment as it concerns ORM and NRC in its entirety, dismissing the remaining eleven plaintiffs’ against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). The deadline to appeal both of these orders has expired.
Although the claims in the MDC have since been dismissed or otherwise resolved, the only remaining claim is the following:

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
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the Plaintiffs by exposing them to dispersants during the course and scope of their employment. This case was removed to federal court and ultimately consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 Plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response. This case was consolidated with the MDL on May 10, 2013. By court order, both of these matters were then stayed since they were consolidated with the MDL. The names of only a very small percentage of the claimants in these two matters appear to be listed on the exhibit to the Master MDL B3 Dismissal Order and the Court has denied the other plaintiffs’ request for reconsideration, which has since been appealed. The Company believes that the original B3 Dismissal Order should reduce the potential exposure resulting from, if not bar, claims against ORM stemming from these matters and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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
In the ordinary course of the Company’s business, it may agree to indemnify the counterparty to an agreement. If the indemnified party makes a successful claim for indemnification, the Company would be required to reimburse that party in accordance with the terms of the indemnification agreement. Indemnification agreements generally, but not always, are subject to threshold amounts, specified claim periods and other restrictions and limitations.
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
In the ordinary course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Certain subsidiaries of the Company are participating employers in two industry-wide, multi-employer defined benefit pension plans, the American Maritime Officers Pension Plan (the “AMOPP” - EIN: 13-1936709) and the Seafarers Pension Plan (the “SPP’” - EIN: 13-6100329). The Company’s participation in these plans relates to certain employees of the Company’s Ocean Services business segment.
Under federal pension law, the AMOPP was deemed in critical status for the 2009 and 2010 plan years. The AMOPP was frozen in January 2010 and a ten year rehabilitation plan was adopted by the AMOPP trustees in February 2010 whereby benefit changes and increased contributions by participating employers were expected to improve the funded status of the AMOPP. On December 28, 2012, the AMOPP was elevated to endangered status primarily as a result of favorable investment performance and the rehabilitation plan adopted by the AMOPP trustees. Based on an actuarial valuation performed as of September 30, 2016, the latest period for which an actuarial valuation is available, if the Company chose to fully withdraw from the AMOPP at that time, its withdrawal liability would have been $28.6 million. That liability may change in future years based on various factors, primarily employee census. As of December 31, 2017, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
Related Party Transactions
The Company manages barge pools as part of its Inland Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Companies controlled by Mr. Fabrikant, the Executive Chairman and Chief Executive Officer of SEACOR, and trusts established for the benefit of Mr. Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. During the years ended December 31, 2017, 2016 and 2015, Mr. Fabrikant and his affiliates earned $0.5 million, $0.8 million and $1.3 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2017 and 2016, the Company owed Mr. Fabrikant and his affiliates $0.5 million and $0.5 million, respectively, for undistributed net barge pool results.
Mr. Fabrikant is a director of SEACOR Marine. The Company has provided certain transition services to SEACOR Marine related to the Spin-off and the total amount earned from these transition services during the year ended December 31, 2017 was $3.5 million. As of December 31, 2017, the SEACOR Marine owed the Company $1.4 million for these services and other costs and expenses and is included in other receivables in the accompanying consolidated balance sheets.
Mr. Fabrikant is also a director of Era Group Inc. (“Era Group”). The Company provided certain transition services to Era Group related to the spin-off of Era Group and the total amount earned from these transition services was $0.4 million during the year ended December 31, 2015. The Company ceased providing transition services to Era Group in April 2015.
Critical Accounting Policies and Estimates
Basis of Consolidation. The consolidated financial statements include the accounts of SEACOR and its controlled subsidiaries. Control is generally deemed to exist if the Company has greater than 50% of the voting rights of a subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.
Noncontrolling interests in consolidated subsidiaries are included in the consolidated balance sheets as a separate component of equity. The Company reports consolidated net income (loss) inclusive of both the Company’s and the noncontrolling interests’ share, as well as the amounts of consolidated net income (loss) attributable to each of the Company and the noncontrolling interests. If a subsidiary is deconsolidated upon a change in control, any retained noncontrolled equity investment in the former controlled subsidiary is measured at fair value and a gain or loss is recognized in net income (loss) based on such fair value. If a subsidiary is consolidated upon a change in control, any previous noncontrolled equity investment in the subsidiary is measured at fair value and a gain or loss is recognized based on such fair value.
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
The Company’s Ocean Services segment earns revenue from the time charter, bareboat charter and voyage charter of vessels, contracts of affreightment, ship assist services, transporting third party freight and ship management agreements with vessel owners. Under a time charter, Ocean Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Ocean Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charters and bareboat charters are recognized as services are provided on a per day basis. Voyage charters are contracts to carry cargoes on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. The

Company’s PCTCs participate in the MSP, whereby the the Company receives a stipend to offset the higher cost of U.S. crews and operating standards required for U.S.-flag vessels. Revenues from the MSP program are recognized on a per day basis. Revenues for voyage charters and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred. Ship assist services are provided by the Company’s harbor towing fleet to dock and undock vessels in various ports in the U.S. Gulf of Mexico and Atlantic Coast. Revenues from ship assist services are recognized as the services are performed. Revenues from transporting freight are recognized as third party freight is transported to various destinations, typically determined by a tariff based on weight and voyage length, which is typically less than 30 days. Ship management agreements typically provide for technical services over a specified period of time, typically a year or more. Revenues from ship management agreements are recognized ratably over the service period.
The Company’s Inland Services segment earns and recognizes revenues primarily from the time charter and bareboat charter of equipment to customers and from voyage affreightment contracts whereby customers are charged an established rate per ton to transport cargo from point-to-point. Under a time charter, Inland Services provides equipment to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Inland Services provides the equipment to the customer and the customer assumes responsibility for all operating expenses and risk of operation. These charters typically range from one to six years and revenues from these charters are recognized as services are provided on a per day basis. Revenues from voyage affreightment contracts are generally recognized over the progress of the voyage while the related costs are expensed as incurred. Certain of Inland Services’ barges are operated in barge pools with other barges owned by third parties from whom Inland Services earns and recognizes a management fee as the services are rendered. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. In addition, revenues are earned from equipment chartered to third parties and from the storage and demurrage of cargoes associated with affreightment activities. In both of these cases, revenues are recognized as services are rendered. Inland Services’ tank farm and handling facility earns revenues through rental and throughput charges. Rental revenues are recognized ratably over the rental period while throughput charges are recognized as product volume moves through the facility.
Witt O’Brien’s earns revenues primarily from emergency response and debris management incidents, retainer and consulting services. Emergency response and debris management revenues are recognized as services are provided. Revenues from short-term remediation services and longer term customer staff augmentation services for remediation and claims management are dependent on the magnitude and number of incidents. Retainer agreements with vessel and facility owners and operators generally have evergreen terms and are typically invoiced on an annual basis. Such retainer fees are generally recognized ratably over the term of the coverage period. Consulting services are performed in accordance with retainer agreements or specific contract terms. Revenues are recognized based on contractual terms, generally on a time and material basis with revenues recognized as the services are provided or on a fixed fee basis with revenues and expenses recognized upon completion of the contract or specific task.
Trade Receivables. Customers of Ocean Services are primarily multinational oil companies, refining companies, oil trading companies, large industrial consumers of crude, petroleum and chemicals, trading houses, pools, major automobile manufacturers and shippers, the U.S. Government and regional power utilities. Customers of Inland Services are primarily major agricultural companies, fertilizer companies, trading companies and industrial companies. Customers of Witt O’Brien’s are primarily governments, energy companies, ship managers and owners, healthcare providers, universities and school systems. Customers of the Company’s other business activities primarily include industrial companies and distributors. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.
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

As of December 31, 2017, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

Petroleum and chemical carriers - U.S.-flag	25
Harbor and offshore tugs	25
Ocean liquid tank barges	25
Short-sea container/RORO(1) vessels	20
Dry bulk carriers - U.S.-flag	25
Inland river dry-cargo and specialty barges	20
Inland river liquid tank barges	25
Inland river towboats and harbor boats	25
Terminal and fleeting facilities	20
______________________

(1)	Roll On/Roll Off.
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
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. As of December 31, 2017, substantially all of the Company’s goodwill is related to Witt O’Brien’s. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill, related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including projections of future cash flows, revenues and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. Although the Company believes its assumptions and estimates are reasonable, the Company’s actual performance against its estimates could produce different results and lead to additional impairment charges in future periods.
Business Combinations. The Company recognizes 100% of the fair value of assets acquired, liabilities assumed, and noncontrolling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as are certain acquisition-related restructuring costs if the criteria related to exit or disposal cost obligations are met as of the acquisition date. Acquisition-related transaction costs are expensed as incurred and any changes in income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense (benefit). The operating results of entities acquired are included in the accompanying consolidated statements of income (loss) from the date of acquisition (see Note 2).
Income Taxes. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. The Company does not consider the results of its foreign operations permanently reinvested and, therefore, provides U.S. income taxes on the net earnings of its foreign subsidiaries. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general expenses, respectively, in the accompanying consolidated statements of income (loss). The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
As of December 31, 2017, a subsidiary of the Company whose functional currency is the Colombian peso had intercompany capital lease obligations of $25.5 million (76.3 billion Colombian pesos). A 10% weakening in the exchange rate of the Colombian peso against the U.S. dollar as of December 31, 2017 would result in foreign currency losses of $2.0 million, net of tax.
The Company has foreign currency exchange risks related to its barge operations conducted on rivers located in Colombia where its functional currency is the Colombian peso. Net consolidated assets of 12.6 billion Colombian pesos ($4.2 million) are included in the Company’s consolidated balance sheets as of December 31, 2017. A 10% strengthening in the exchange rate of the Colombian peso against the U.S. dollar as of December 31, 2017, would increase other comprehensive loss by $0.3 million, net of tax, due to translation.
As of December 31, 2017, the Company held marketable securities with a fair value of $42.8 million consisting of equity securities. The Company’s investment in these securities primarily includes its position in Dorian. A 10% decline in the value of the Company’s investments in marketable securities as of December 31, 2017 would reduce income by $3.4 million, net of tax.
The Company’s outstanding debt is primarily in fixed interest rate instruments. Although the fair value of these debt instruments will vary with changes in interest rates, the Company’s operations are not significantly affected by interest rate fluctuations. As of December 31, 2017, the Company had variable rate debt instruments (due 2020 through 2023) totaling $148.9 million that calls for the Company to pay interest based on LIBOR plus applicable margins. The interest rates reset either monthly or quarterly. As of December 31, 2017, the average interest rate on these variable rate borrowings was 3.78%.

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
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2017. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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
Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2017 based on the updated framework set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is complete, the Company did not assess the internal control over financial reporting for International Shipholding Corporation, which was acquired on July 3, 2017 and represents total assets and revenues of 4% and 11%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. Based on its evaluation, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by the Company’s independent auditor, Grant Thornton LLP, a registered certified public accounting firm, and its attestation report thereon is included in Part IV of this Annual Report on Form 10-K. Grant Thornton LLP also audited the Company’s consolidated financial statements, as stated in its report accompanying the consolidated financial statements included in Part IV of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
As previously disclosed under “Item 9A - Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that its internal control over financial reporting was not effective as of December 31, 2016 as a result of the existence of material weaknesses in such controls. Management developed and implemented a remediation plan, which included an improved approval process of certain manual journal entries, limiting access to the Company’s information technology system, and enhanced review and documentation controls relating to estimates of fair value and related impairment assessments. The Company, after completing its testing of the design and operating effectiveness of the controls included in the remediation plan, has concluded that it has remediated the previously identified material weaknesses as of December 31, 2017.
Except for the implementation of the remediation measures noted above, there were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended December 31, 2017 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be disclosed pursuant to this Item 10 is incorporated in its entirety herein by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.
NYSE Annual Certification. The Chief Executive Officer of the Company has previously submitted to the NYSE the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual and there were no qualifications to such certification. SEACOR Holdings Inc. has filed the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 with the SEC as exhibits to this Annual Report on Form 10-K.

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
3.1*
Restated Certificate of Incorporation of SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 (a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 and filed with the Commission on May 15, 1997 (File No. 001-12289)).

3.2*
Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 and filed with the Commission on May 15, 1997 (File No. 001-12289)).

3.3*
Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-126613) filed with the Commission on July 15, 2005).

3.4*
Fifth Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2013 (File No. 001-12289)).

4.1*
Form of Indenture dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/a (No. 333-53326) filed with the Commission on January 18, 2001).

4.2*
Supplemental Indenture dated September 24, 2009, between SEACOR Holdings Inc. and U.S. Bank, National Association, as trustee (including therein Form of Global Note 7.375% Senior Notes Due 2019) (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2009 (File No. 001-12289)).

4.3*
Indenture dated as of December 11, 2012, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 2.5% Convertible Senior Notes Due 2027) (incorporated herein by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 originally filed with the Commission on February 28, 2013 and as amended and filed with the Commission on May 6, 2013 (File No. 001-12289)).

4.4*
Supplemental Indenture, dated as of December 17, 2017, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as Trustee to the Indenture dated December 11, 2012, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2. of the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2017 (File No. 001-12289)).

4.5*
Indenture dated as of November 13, 2013, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 3.00% Convertible Senior Notes due 2028) (incorporated herein by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Commission on March 3, 2014 (File No. 001-12289)).

10.1*+
SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2005 (File No. 001-12289)).

10.2*+
SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 13, 2007 (File No. 001-12289)).

10.3*+
Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008 (File No. 001-12289)).

10.4*+
Form of Stock Option Grant Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008 (File No. 001-12289)).

10.5*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008 (File No. 011-12289)).

Exhibit Number	Description
10.6*+
SEACOR Holdings Inc. 2009 Employee Stock Purchase Plan effective March 11, 2009 (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009 (File No. 001-12289)).

10.7*+
SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through March 11, 2009) (incorporated herein by reference to Appendix B of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009 (File No. 001-12289)).

10.8*+
Form of Restricted Stock Grant Agreement Pursuant to the SEACOR Holdings Inc. Amended 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Commission on February 25, 2011 (File No. 001-12289)).

10.9*+
SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through April 23, 2012) (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 30, 2012 (File No. 001-12289)).

10.10*+
Form of Stock Option Grant Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. Amended 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2013 (File No. 001-12289)).

10.11*
Form of Indemnification Agreement for Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2013 (File No. 001-12289)).

10.12*
Contract for Construction of Two Vessels for Seabulk Tankers, Inc. by National Steel and Shipbuilding Company dated September 10, 2013 (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which request was granted by order of the Commission on January 17, 2014) (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 filed with the Commission on October 28, 2013 (File No. 001-12289)).

10.13*
Amendment 1 to the Contract for Construction of Two Vessels for Seabulk Tankers, Inc. by National Steel and Shipbuilding Company dated October 21, 2013 (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended; these provisions have been submitted separately to the Commission) (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Commission on March 3, 2014 (File No. 001-12289)).

10.14*
Amendment 2 to the Contract for Construction of Two Vessels for Seabulk Tankers, Inc. by National Steel and Shipbuilding Company dated effective as of November 11, 2013 (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended; these provisions have been submitted separately to the Commission) (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Commission on March 3, 2014 (File No. 001-12289)).

10.15*+
SEACOR Holdings Inc. Management Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 10, 2014 (File No. 001-12289)).

10.16*+
SEACOR Holdings Inc. 2014 Share Incentive Plan (incorporated herein by reference to Appendix B of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 10, 2014 (File No. 001-12289)).

10.17*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014 (File No. 001-12289)).
10.18*+	Form of Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014 (File No. 001-12289)).
10.19*+
Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014 (File No. 001-12289)).

10.20*
Credit Agreement dated as of April 15, 2015 among SEA-Vista I LLC, as Borrower, the Lenders from time to time parties thereto, JP Morgan Chase Bank, N.A., as Swingline Lender, JPMorgan Chase Bank, N.A., as Administrative Agent and Security Trustee for the Lenders, and JPMorgan Chase Bank, N.A., as issuing bank of the Letters of Credit (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2015 and filed with the Commission on July 29, 2015 (File No. 001-12289)).

10.21*+
Separation and Consulting Agreement dated January 27, 2016, by and between Paul Robinson and SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 10.29 of SEACOR Holdings Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on February 29, 2016 (File No. 001-112289)).

Exhibit Number	Description
10.22*
Distribution Agreement, dated as of May 10, 2017, by and between SEACOR Holdings Inc. and SEACOR Marine Holdings Inc. (incorporated herein by  reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-12289)).

10.23*
Transition Services Agreement, dated as of May 10, 2017, by and between SEACOR Holdings Inc. and SEACOR Marine Holdings Inc. (incorporated herein by  reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-12289)).

10.24*
Transition Services Agreement, dated as of May 10, 2017, by and between SEACOR Marine Holdings Inc. and SEACOR Holdings Inc. (incorporated herein by  reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-12289)).

10.25*
Employee Matters Agreement, dated as of May 10, 2017, by and between SEACOR Holdings Inc. and SEACOR Marine Holdings Inc. (incorporated herein by  reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-12289)).

10.26*
Tax Matters Agreement, dated as of May 10, 2017, by and between SEACOR Holdings Inc. and SEACOR Marine Holdings Inc. (incorporated herein by  reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-12289)).

10.27*
Promissory Note, dated July 3, 2017, issued by ICP Merger Sub, LLC to Illinois Corn Processing Holdings Inc. in the original principal sum of $32,686,256.40) (as may be adjusted from time to time pursuant to the terms thereof) (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July10, 2017 (File No. 001-12289)).

10.28+	Compensation Arrangements for the Executive Officers.
10.29+	Compensation of Non-Employee Directors.
16.1*
Letter from Ernst & Young LLP, dated June 15, 2017 to the Securities and Exchange Commission. (incorporated herein by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2017 (File No. 001-12289)).

21.1	List of Registrant’s Subsidiaries.
23.1	Consent of Independent Registered Certified Public Accounting Firm.
23.2	Consent of Independent Registered Certified Public Accounting Firm.
23.3	Consent of Independent Registered Certified Public Accounting Firm.
31.1	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2017, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

By:	/s/ BRUCE WEINS
Bruce Weins, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ BRUCE WEINS	Senior Vice President and	February 28, 2018
Bruce Weins	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ CHARLES FABRIKANT	Executive Chairman, Chief Executive Officer and Director	February 28, 2018
Charles Fabrikant	(Principal Executive Officer)
/s/ OIVIND LORENTZEN	Vice Chairman and Director	February 28, 2018
Oivind Lorentzen
/s/ DAVID BERZ	Director	February 28, 2018
David Berz
/s/ PIERRE DE DEMANDOLX	Director	February 28, 2018
Pierre De Demandolx
/s/ DAVID SCHIZER	Director	February 28, 2018
David Schizer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE
Except for the Financial Statement Schedule set forth above, all other required schedules have been omitted since the information is either included in the consolidated financial statements, not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SEACOR Holdings Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of SEACOR Holdings Inc., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of International Shipholding Corporation, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 4 and 11 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. As indicated in Management’s Report, International Shipholding Corporation was acquired during 2017. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of International Shipholding Corporation.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
SEACOR Holdings Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of SEACOR Holdings Inc., a Delaware corporation, and subsidiaries, (the “Company”) as of December 31, 2017, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, based on our audit and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Trailer Bridge, Inc., a joint venture, the investment in which is accounted for by the equity method of accounting. The investment in Trailer Bridge, Inc. was $47,323,635 as of December 31, 2017, and the equity in its net income was $3,053,628, respectively, for the year then ended.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2017.

Fort Lauderdale, Florida
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of SEACOR Holdings Inc.
We have audited the accompanying consolidated balance sheet of SEACOR Holdings Inc. as of December 31, 2016, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity and cash flows for the years ended December 31, 2016 and 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2016 and 2015. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEACOR Holdings Inc. at December 31, 2016, and the consolidated results of its operations and its cash flows for the years ended December 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2016 and 2015, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boca Raton, Florida
March 30, 2017, except for the presentation of discontinued operations and Note 18, as to which the date is February 28, 2018

SEACOR HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$239,246	$256,638
Restricted cash	2,982	2,249
Marketable securities	42,761	76,137
Receivables:
Trade, net of allowance for doubtful accounts of $2,390 and $2,989 in 2017 and 2016, respectively	110,465	108,641
Other	33,870	35,482
Inventories	4,377	2,582
Prepaid expenses and other	6,594	3,707
Discontinued operations	—	277,365
Total current assets	440,295	762,801
Property and Equipment:
Historical cost	1,351,741	1,178,556
Accumulated depreciation	(502,544)	(444,559)
	849,197	733,997
Construction in progress	28,728	246,010
Net property and equipment	877,925	980,007
Investments, at Equity, and Advances to 50% or Less Owned Companies	173,441	175,461
Construction Reserve Funds	51,339	75,753
Goodwill	32,761	32,758
Intangible Assets, Net	28,106	20,078
Other Assets	9,469	17,189
Discontinued Operations	—	798,274
	$1,613,336	$2,862,321
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$77,842	$163,202
Accounts payable and accrued expenses	44,013	59,563
Accrued wages and benefits	14,624	12,398
Accrued interest	4,209	5,036
Accrued income taxes	—	3,059
Short sales of marketable securities	—	1,274
Accrued capital, repair and maintenance expenditures	2,172	15,092
Other current liabilities	36,325	25,305
Discontinued operations	—	85,020
Total current liabilities	179,185	369,949
Long-Term Debt	501,505	631,084
Exchange Option Liability on Subsidiary Convertible Senior Notes	—	19,436
Deferred Income Taxes	101,422	157,441
Deferred Gains and Other Liabilities	77,863	98,098
Discontinued Operations	—	390,045
Total liabilities	859,975	1,666,053
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 38,656,505 and 37,939,032 shares issued in 2017 and 2016, respectively	387	379
Additional paid-in capital	1,573,013	1,518,635
Retained earnings	419,128	910,723
Shares held in treasury of 20,716,878 and 20,538,327 in 2017 and 2016, respectively, at cost	(1,368,300)	(1,357,331)
Accumulated other comprehensive loss, net of tax	(545)	(11,514)
	623,683	1,060,892
Noncontrolling interests in subsidiaries	129,678	135,376
Total equity	753,361	1,196,268
	$1,613,336	$2,862,321
The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share data)

	For the years ended December 31,
	2017	2016	2015
Operating Revenues	$577,891	$440,465	$521,987
Costs and Expenses:
Operating	360,881	275,255	331,608
Administrative and general	103,106	86,362	101,343
Depreciation and amortization	75,058	62,565	60,356
	539,045	424,182	493,307
Gains (Losses) on Asset Dispositions and Impairments, Net	11,637	(25,983)	14,609
Operating Income (Loss)	50,483	(9,700)	43,289
Other Income (Expense):
Interest income	8,547	15,641	19,266
Interest expense	(41,530)	(39,804)	(39,151)
Debt extinguishment gains (losses), net	(819)	5,184	(28,497)
Marketable security gains (losses), net	(1,782)	(32,154)	3,746
Derivative gains (losses), net	19,727	(14,131)	1,921
Foreign currency gains (losses), net	323	1,444	(4,725)
Other, net	256	(18,716)	2,400
	(15,278)	(82,536)	(45,040)
Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	35,205	(92,236)	(1,751)
Income Tax Expense (Benefit):
Current	(15,712)	12,207	21,353
Deferred	(51,477)	(48,932)	(21,103)
	(67,189)	(36,725)	250
Income (Loss) from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	102,394	(55,511)	(2,001)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,952	(21,040)	(49,171)
Income (Loss) from Continuing Operations	105,346	(76,551)	(51,172)
Loss from Discontinued Operations, Net of Tax	(23,637)	(119,221)	(8,678)
Net Income (Loss)	81,709	(195,772)	(59,850)
Net Income attributable to Noncontrolling Interests in Subsidiaries	20,066	20,125	8,932
Net Income (Loss) attributable to SEACOR Holdings Inc.	$61,643	$(215,897)	$(68,782)

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing Operations	$82,849	$(94,091)	$(53,839)
Discontinued Operations	(21,206)	(121,806)	(14,943)
	$61,643	$(215,897)	$(68,782)

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$4.77	$(5.56)	$(3.09)
Discontinued Operations	(1.22)	(7.20)	(0.85)
	$3.55	$(12.76)	$(3.94)
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$4.24	$(5.56)	$(3.09)
Discontinued Operations	(0.93)	(7.20)	(0.85)
	$3.31	$(12.76)	$(3.94)
Weighted Average Common Shares Outstanding:
Basic	17,368,081	16,914,928	17,446,137
Diluted	22,934,158	16,914,928	17,446,137

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2017	2016	2015
Net Income (Loss)	$81,709	$(195,772)	$(59,850)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses), net	1,965	(10,490)	(3,592)
Reclassification of foreign currency translation losses to foreign currency gains (losses), net	—	74	21
Derivative losses on cash flow hedges	(389)	(2,537)	(1,304)
Reclassification of derivative losses on cash flow hedges to interest expense	33	18	—
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	109	2,796	1,150
Other	(11)	(44)	42
	1,707	(10,183)	(3,683)
Income tax (expense) benefit	(702)	3,174	1,139
	1,005	(7,009)	(2,544)
Comprehensive Income (Loss)	82,714	(202,781)	(62,394)
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	20,227	19,010	8,503
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	$62,487	$(221,791)	$(70,897)

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Year Ended December 31, 2014	$375	$1,490,698	$1,195,402	$(1,283,476)	$(3,505)	$117,993	$1,517,487
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,298	—	—	2,298
Exercise of stock options	1	1,947	—	—	—	—	1,948
Director stock awards	—	234	—	—	—	—	234
Restricted stock and restricted stock units	1	(145)	—	21	—	—	(123)
Purchase of conversion option in convertible debt, net of tax	—	(1,938)	—	—	—	—	(1,938)
Purchase of treasury shares	—	—	—	(75,342)	—	—	(75,342)
Amortization of share awards	—	14,649	—	—	—	—	14,649
Purchase of subsidiary shares from noncontrolling interests, net of tax	—	497	—	—	—	—	497
Disposition of subsidiary with noncontrolling interests	—	—	—	—	—	(1,578)	(1,578)
Issuance of noncontrolling interests	—	—	—	—	—	400	400
Distributions to noncontrolling interests	—	—	—	—	—	(5,199)	(5,199)
Net Income (Loss)	—	—	(68,782)	—	—	8,932	(59,850)
Other comprehensive loss	—	—	—	—	(2,115)	(429)	(2,544)
Year Ended December 31, 2015	377	1,505,942	1,126,620	(1,356,499)	(5,620)	120,119	1,390,939
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,726	—	—	1,726
Exercise of stock options	1	4,367	—	—	—	—	4,368
Director stock awards	—	186	—	—	—	—	186
Restricted stock and restricted stock units	1	(1,180)	—	—	—	—	(1,179)
Purchase of conversion option in convertible debt, net of tax	—	(4,793)	—	—	—	—	(4,793)
Purchase of treasury shares	—	—	—	(2,396)	—	—	(2,396)
Amortization of share awards	—	13,951	—	—	—	—	13,951
Cancellation of restricted stock	—	162	—	(162)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(3,753)	(3,753)
Net Income (Loss)	—	—	(215,897)	—	—	20,125	(195,772)
Other comprehensive loss	—	—	—	—	(5,894)	(1,115)	(7,009)
Year Ended December 31, 2016	379	1,518,635	910,723	(1,357,331)	(11,514)	135,376	1,196,268

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued) (in thousands)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,443	—	—	1,443
Exercise of stock options	6	21,148	—	—	—	—	21,154
Director stock awards	—	83	—	—	—	—	83
Restricted stock	2	(2)	—	—	—	—	—
Exercise of conversion option in convertible debt	—	3	—	—	—	—	3
Distribution of SEACOR Marine stock to shareholders	—	2,656	(521,859)	—	10,125	(18,613)	(527,691)
Distribution of Dorian shares to shareholders	—	—	(31,379)	—	—	—	(31,379)
Purchase of conversion option in convertible debt, net of tax	—	(927)	—	—	—	—	(927)
Purchase of treasury shares	—	—	—	(12,300)	—	—	(12,300)
Amortization of share awards	—	32,419	—	—	—	—	32,419
Cancellation of restricted stock	—	112	—	(112)	—	—	—
Purchase of subsidiary shares from noncontrolling interests, net of tax	—	(1,114)	—	—	—	(2,579)	(3,693)
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	17,374	17,374
Disposition of subsidiary with noncontrolling interests	—	—	—	—	—	(14,673)	(14,673)
Distributions to noncontrolling interests	—	—	—	—	—	(7,434)	(7,434)
Net Income	—	—	61,643	—	—	20,066	81,709
Other comprehensive income	—	—	—	—	844	161	1,005
Year Ended December 31, 2017	$387	$1,573,013	$419,128	$(1,368,300)	$(545)	$129,678	$753,361

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the years ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities of Continuing Operations:
Income (Loss) from Continuing Operations	$105,346	$(76,551)	$(51,172)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	75,058	62,565	60,356
Amortization of deferred gains on sale and leaseback transactions	(15,035)	(15,073)	(14,322)
Debt discount and issuance cost amortization, net	12,997	15,901	19,031
Amortization of share awards	32,419	13,951	14,649
Director stock awards	83	190	242
Bad debt expense (income)	(175)	2,774	842
(Gains) losses on asset dispositions and impairments, net	(11,637)	25,983	(14,609)
Debt extinguishment (gains) losses, net	819	(5,184)	28,497
Marketable security (gains) losses, net	1,782	32,154	(3,746)
Purchases of marketable securities	(1,720)	—	(35,432)
Proceeds from sale of marketable securities	674	—	84,862
Derivative (gains) losses, net	(19,727)	14,131	(1,921)
Cash settlements on derivative transactions, net	255	(327)	307
Foreign currency (gains) losses, net	(323)	(1,444)	4,725
Deferred income tax benefit	(51,477)	(48,932)	(21,103)
Equity in (earnings) losses of 50% or less owned companies, net of tax	(2,952)	21,040	49,171
Dividends received from 50% or less owned companies	12,891	5,162	11,322
Other, net	—	19,106	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	2,195	(26,273)	31,703
Increase in prepaid expenses and other assets	(8,174)	(8,974)	(6,162)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(25,724)	9,607	(25,428)
Net cash provided by operating activities of continuing operations	107,575	39,806	131,812
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(114,595)	(252,806)	(203,453)
Proceeds from disposition of property and equipment	164,789	143,028	79,762
Investments in and advances to 50% or less owned companies	(9,663)	(8,094)	(31,212)
Return of investments and advances from 50% or less owned companies	15,568	9,519	46,306
Proceeds on the sale of a controlling interest in a subsidiary	5,000	—	—
Net repayments (advances) on revolving credit line to 50% or less owned companies	—	2,397	(3,495)
(Issuances of) payments received on third party leases and notes receivable, net	24,485	(2,707)	14,391
Net (increase) decrease in restricted cash	(733)	(2,249)	16,135
Deposits into construction reserve funds	(13,807)	(1,586)	(16,405)
Withdrawals from construction reserve funds and title XI reserve funds	38,221	42,626	32,202
Business acquisitions, net of cash acquired	5,868	(20,539)	—
Net cash provided by (used in) investing activities of continuing operations	115,133	(90,411)	(65,769)

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in thousands)

	For the years ended December 31,
	2017	2016	2015
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt	(303,485)	(168,599)	(226,496)
Net payments under inventory financing arrangements	—	—	(2,522)
Proceeds from issuance of long-term debt, net of offering costs	44,900	94,379	231,843
Purchase of conversion option in convertible debt	(1,354)	(7,374)	(2,982)
Common stock acquired for treasury	(12,300)	(2,396)	(75,342)
Proceeds and tax benefits from share award plans	22,597	4,911	4,094
Issuance of noncontrolling interests, net of issue costs	—	—	400
Distributions to noncontrolling interests	(4)	(248)	(4,342)
Net cash used in financing activities of continuing operations	(249,646)	(79,327)	(75,347)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	956	(2,928)	(1,974)
Net Decrease in Cash and Cash Equivalents from Continuing Operations	(25,982)	(132,860)	(11,278)
Cash Flows from Discontinued Operations:
Operating Activities	12,811	41,206	(16,143)
Investing Activities	2,720	(21,581)	(92,615)
Financing Activities	(7,149)	12,290	160,513
Effect of Exchange Rate Changes on Cash and Cash Equivalents	208	437	(118)
Net Increase in Cash and Cash Equivalents from Discontinued Operations	8,590	32,352	51,637
Net Increase (Decrease) in Cash and Cash Equivalents	(17,392)	(100,508)	40,359
Cash and Cash Equivalents, Beginning of Year	256,638	357,146	316,787
Cash and Cash Equivalents, End of Year	$239,246	$256,638	$357,146
The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES
Nature of Operations and Segmentation. SEACOR Holdings Inc. (“SEACOR”) and its subsidiaries (collectively referred to as the “Company”) are a diversified holding company with interests in domestic and international transportation and logistics and risk management consultancy. Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified the following reporting segments:
Ocean Transportation & Logistics Services (“Ocean Services”). Ocean Services owns and operates a diversified fleet of marine transportation, towing and bunkering assets, including U.S. coastwise eligible vessels and vessels trading internationally. Ocean Services has a 51% controlling interest in certain subsidiaries (collectively “SEA-Vista”) that operate U.S.-flag petroleum and chemical carriers servicing the U.S. coastwise crude oil, petroleum products and chemical trades. Ocean Services has a wholly owned harbor and offshore towing subsidiary assisting deep-sea vessels docking in U.S. Gulf and East Coast ports, providing ocean towing services between U.S. ports and providing oil terminal support and bunkering operations in St. Eustatius and the Bahamas. Additional services include U.S. coastwise trading dry bulk vessels, U.S.-flag Pure Car/Truck Carriers (“PCTCs”) operating globally under the U.S. Maritime Security Program (“MSP”) and liner, short-sea, rail car and project cargo transportation and logistics solutions to and from ports in the Southeastern United States, the Caribbean (including Puerto Rico), the Bahamas and Mexico. Ocean Services also provides technical ship management services for third-party vessel owners. Ocean Services contributed 61%, 52% and 44% of consolidated operating revenues in 2017, 2016 and 2015, respectively.
Inland Transportation & Logistics Services (“Inland Services”). Inland Services markets and operates domestic river transportation equipment, and owns fleeting and high-speed multi-modal terminal locations adjacent to and along the U.S. Inland waterways, at this time primarily in the St. Louis and Memphis areas. Inland Services operates under the SCF name. SCF’s barges are primarily used for moving agricultural and industrial commodities and containers on the U.S. Inland Waterways, the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Internationally, Inland Services also owns liquid tank barges that operate on the Magdalena River in Colombia. These barges primarily transport petroleum products. Inland Services also has a 50% interest in dry-cargo barge operations on the Parana-Paraguay River Waterways in Brazil, Bolivia, Paraguay, Argentina and Uruguay primarily transporting agricultural and industrial commodities. Inland Services contributed 30%, 38% and 44% of consolidated operating revenues in 2017, 2016 and 2015, respectively.
Witt O’Brien’s. Witt O’Brien’s provides resilience solutions for the public and private sectors. Witt O’Brien’s protects and enhances its customers’ enterprise value by strengthening their ability to prepare for, respond to and recover from natural and man-made disasters, including hurricanes, infectious disease, terrorism, cyber breaches, oil spills, shipping incidents and other disruptions. Witt O’Brien’s contributed 9%, 10% and 10% of consolidated operating revenues in 2017, 2016 and 2015, respectively.
Other. The Company also has activities that are referred to and described under Other, which primarily include lending and leasing activities and noncontrolling investments in various other businesses, primarily sales, storage, and maintenance support for general aviation in Asia and an agricultural commodity trading and logistics business that is primarily focused on the global origination, and trading and merchandising of sugar.
Discontinued Operations. The Company reports the historical financial position, results of operations and cash flows of disposed businesses as discontinued operations when it has no continuing interest in the business. On June 1, 2017, the Company completed the spin-off of SEACOR Marine Holdings Inc. (“SEACOR Marine”), the company that operated SEACOR’s Offshore Marine Services business segment (the “Spin-off”), by means of a dividend of all the issued and outstanding common stock of SEACOR Marine to SEACOR’s shareholders. SEACOR Marine is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol “SMHI.” For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of SEACOR Marine as discontinued operations (see Note 18).

On July 3, 2017, the Company completed the sale of its 70% interest in Illinois Corn Processing LLC (“ICP”), the company that operated SEACOR’s Illinois Corn Processing business segment. The Company received $21.0 million in cash and a note from the buyer for $32.8 million, after working capital adjustments, resulting in a gain of $10.9 million, net of tax. On September 15, 2017, the Company received payment of the outstanding balance of the note, including accrued and unpaid interest. For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of ICP as discontinued operations (see Note 18).
Basis of Consolidation. The consolidated financial statements include the accounts of SEACOR and its controlled subsidiaries. Control is generally deemed to exist if the Company has greater than 50% of the voting rights of a subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.
Noncontrolling interests in consolidated subsidiaries are included in the consolidated balance sheets as a separate component of equity. The Company reports consolidated net income (loss) inclusive of both the Company’s and the noncontrolling interests’ share, as well as the amounts of consolidated net income (loss) attributable to each of the Company and the noncontrolling interests. If a subsidiary is deconsolidated upon a change in control, any retained noncontrolled equity investment in the former controlled subsidiary is measured at fair value and a gain or loss is recognized in net income (loss) based on such fair value. If a subsidiary is consolidated upon a change in control, any previous noncontrolled equity investment in the subsidiary is measured at fair value and a gain or loss is recognized based on such fair value.
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
The Company’s Ocean Services segment earns revenue from the time charter, bareboat charter and voyage charter of vessels, contracts of affreightment, ship assist services, transporting third party freight and ship management agreements with vessel owners. Under a time charter, Ocean Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Ocean Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charters and bareboat charters are recognized as services are provided on a per day basis. Voyage charters are contracts to carry cargoes on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. The Company’s PCTCs participate in the MSP, whereby the Company receives a stipend to offset the higher cost of U.S. crews and operating standards required for U.S.-flag vessels. Revenues from the MSP program are recognized on a per day basis. Revenues for voyage charters and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred. Ship assist services are provided by the Company’s harbor towing fleet to dock and undock vessels in various ports in the U.S. Gulf of Mexico and Atlantic Coast. Revenues from ship assist services are recognized as the services are performed. Revenues from transporting freight are recognized as third party freight is transported to various destinations, typically determined by a tariff based on weight and voyage length, which is typically less than 30 days. Ship management agreements typically provide for technical services over a specified period of time, typically a year or more. Revenues from ship management agreements are recognized ratably over the service period.
The Company’s Inland Services segment earns and recognizes revenues primarily from the time charter and bareboat charter of equipment to customers and from voyage affreightment contracts whereby customers are charged an established rate per ton to transport cargo from point-to-point. Under a time charter, Inland Services provides equipment to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Inland Services provides the equipment to the customer and the customer assumes responsibility for all operating expenses and risk of operation. These charters typically range from one to six years and revenues from these charters are recognized as services are provided on a per day basis. Revenues from voyage affreightment contracts are generally recognized over the progress of the voyage while the related costs are expensed as incurred. Certain of Inland Services’ barges are operated in barge pools with other barges owned by third parties from whom Inland Services earns and recognizes a management fee as the services are rendered. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. In addition, revenues are earned from equipment chartered to third parties and from the storage and demurrage of cargoes associated with affreightment activities. In both of these cases, revenues are recognized as services are rendered. Inland Services’ tank farm and handling facility earns revenues through rental and throughput charges. Rental revenues are recognized ratably over the rental period while throughput charges are recognized as product volume moves through the facility.
Witt O’Brien’s earns revenues primarily from emergency response and debris management incidents, retainer and consulting services. Emergency response and debris management revenues are recognized as services are provided. Revenues from short-term remediation services and longer term customer staff augmentation services for remediation and claims management are dependent on the magnitude and number of incidents. Retainer agreements with vessel and facility owners and operators generally have evergreen terms and are typically invoiced on an annual basis. Such retainer fees are generally recognized ratably over the term of the coverage period. Consulting services are performed in accordance with retainer agreements or specific contract terms. Revenues are recognized based on contractual terms, generally on a time and material basis with revenues recognized as the services are provided or on a fixed fee basis with revenues and expenses recognized upon completion of the contract or specific task.
Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of U.S treasury securities, money market instruments, time deposits and overnight investments.
Restricted Cash. Restricted cash primarily relates to cash collateral for letters of credit and banking facility requirements.
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
The Company’s most significant marketable security position is its investment in 5,200,000 shares of Dorian LPG Ltd. (“Dorian”), a publicly traded company listed on the New York Stock Exchange under the symbol “LPG” (see Notes 4 and 11). Dorian’s closing share price was $8.22 and $8.21 as of December 31, 2017 and 2016, respectively. The Company’s cost basis in Dorian is $13.66 per share.
Trade Receivables. Customers of Ocean Services are primarily multinational oil companies, refining companies, oil trading companies, large industrial consumers of crude, petroleum and chemicals, trading houses, pools, major automobile manufacturers and shippers, the U.S. Government and regional power utilities. Customers of Inland Services are primarily major agricultural companies, fertilizer companies, trading companies and industrial companies. Customers of Witt O’Brien’s are primarily governments, energy companies, ship managers and owners, healthcare providers, universities and school systems. Customers of the Company’s other business activities primarily include industrial companies and distributors. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

Other Receivables. Other receivables primarily consists of income tax and insurance claim receivables. Other receivables also includes amounts due from certain of the Company’s 50% or less owned companies for working capital in excess of working capital advances, which are typically settled monthly in arrears.
Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of income (loss) as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying consolidated statements of income (loss) as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying consolidated statements of income (loss) as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s 50% or less owned companies are also reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage, with reclassifications and ineffective portions being included in equity in earnings (losses) of 50% or less owned companies, net of tax, in the accompanying consolidated statements of income (loss).
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
Inventories. Inventories are stated at the lower of cost (using the first-in, first-out and average cost methods) or market. Inventories consist primarily of fuel and fuel oil consumed by the Company’s vessels in its Ocean Services and Inland Services business segments. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market. During the years ended December 31, 2017, 2016 and 2015, the Company had no market write-downs of inventory.
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
As of December 31, 2017, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

Petroleum and chemical carriers - U.S.-flag	25
Harbor and offshore tugs	25
Ocean liquid tank barges	25
Short-sea container/RORO(1) vessels	20
Dry bulk carriers - U.S.-flag	25
Inland river dry-cargo and specialty barges	20
Inland river liquid tank barges	25
Inland river towboats and harbor boats	25
Terminal and fleeting facilities	20
______________________

(1)	Roll On/Roll Off.

The Company’s major classes of property and equipment as of December 31 were as follows (in thousands):

	Historical Cost(1)	Accumulated Depreciation	Net Book Value
2017
Ocean Services:
Petroleum and chemical carriers - U.S.-flag	$652,985	$(215,057)	$437,928
Harbor and offshore tugs - U.S.-flag	84,155	(38,984)	45,171
Harbor tugs - Foreign-flag	45,338	(11,575)	33,763
Ocean liquid tank barges - U.S.-flag	39,238	(13,126)	26,112
Short-sea container/RORO - Foreign-flag	20,954	(8,178)	12,776
Bulk carriers - U.S.-flag	13,000	(4,733)	8,267
Other(2)	19,420	(7,875)	11,545
	875,090	(299,528)	575,562
Inland Services:
Dry-cargo barges	233,734	(101,087)	132,647
Specialty barges	10,648	(4,928)	5,720
Liquid tank barges	21,802	(2,684)	19,118
Towboats	44,555	(1,765)	42,790
Harbor boats	18,158	(6,956)	11,202
Terminal and fleeting facilities	95,926	(55,899)	40,027
Other(2)	20,470	(8,254)	12,216
	445,293	(181,573)	263,720
Witt O’Brien’s:
Other(2)	1,227	(938)	289
Corporate and Eliminations:
Other(2)	30,131	(20,505)	9,626
	$1,351,741	$(502,544)	$849,197
______________________

(1)	Includes property and equipment acquired in business acquisitions at acquisition date fair value.

(2)	Includes land and buildings, leasehold improvements, fixed-wing aircraft, vehicles and other property and equipment.

	Historical Cost(1)	Accumulated Depreciation	Net Book Value
2016
Ocean Services:
Petroleum and chemical carriers - U.S.-flag	$546,019	$(189,536)	$356,483
Harbor and offshore tugs - U.S.-flag	72,877	(34,606)	38,271
Harbor tugs - Foreign-flag	29,689	(9,480)	20,209
Ocean liquid tank barges - U.S.-flag	39,238	(11,604)	27,634
Short-sea container/RORO - Foreign-flag	20,954	(6,774)	14,180
Other(2)	18,825	(6,004)	12,821
	727,602	(258,004)	469,598
Inland Services:
Dry-cargo barges	246,237	(97,602)	148,635
Specialty barges	12,292	(4,869)	7,423
Liquid tank barges	16,114	(1,982)	14,132
Towboats	14,675	(1,320)	13,355
Harbor boats	17,338	(5,715)	11,623
Terminal and fleeting facilities	94,913	(48,981)	45,932
Other(2)	18,145	(6,658)	11,487
	419,714	(167,127)	252,587
Witt O’Brien’s:
Other(2)	1,559	(1,244)	315
Corporate and Eliminations:
Other(2)	29,681	(18,184)	11,497
	$1,178,556	$(444,559)	$733,997
______________________

(1)	Includes property and equipment acquired in business acquisitions at acquisition date fair value.

(2)	Includes land and buildings, leasehold improvements, fixed-wing aircraft, vehicles and other property and equipment.
Depreciation expense totaled $72.1 million, $60.2 million and $58.1 million in 2017, 2016 and 2015, respectively.
Equipment maintenance and repair costs and the costs of routine overhauls, dry-dockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. Capitalized interest totaled $2.7 million, $11.5 million and $14.1 million in 2017, 2016 and 2015, respectively.
Intangible Assets. The Company’s intangible assets primarily arose from business acquisitions (see Note 2) and consist of trademarks and tradenames, customer relationships, software and technology, and acquired contractual rights. These intangible assets are amortized over their estimated useful lives ranging from two to ten years. During the years ended December 31, 2017, 2016 and 2015, the Company recognized amortization expense of $2.9 million, $2.4 million and $2.2 million, respectively.

The Company’s intangible assets by type were as follows (in thousands):

	Trademark/ Tradenames	Customer Relationships	Software/ Technology	Acquired Contractual Rights	Total
	Gross Carrying Value
Year Ended December 31, 2015	$4,920	$22,211	$1,652	$2,907	$31,690
Acquired intangible assets	—	1,598	—	5,500	7,098
Foreign currency translation	—	—	—	9	9
Impairment of intangible assets	(1,596)	(7,142)	(1,220)	—	(9,958)
Fully amortized intangible assets	—	(1,302)	(432)	—	(1,734)
Year Ended December 31, 2016	3,324	15,365	—	8,416	27,105
Acquired intangible assets	—	—	—	10,957	10,957
Foreign currency translation	—	—	—	2	2
Fully amortized intangible assets	—	—	—	(1,017)	(1,017)
Year Ended December 31, 2017	$3,324	$15,365	$—	$18,358	$37,047

	Accumulated Amortization
Year Ended December 31, 2015	$(1,316)	$(3,545)	$(288)	$(1,198)	$(6,347)
Amortization expense	(332)	(1,624)	(144)	(314)	(2,414)
Fully amortized intangible assets	—	1,302	432	—	1,734
Year Ended December 31, 2016	(1,648)	(3,867)	—	(1,512)	(7,027)
Amortization expense	(332)	(1,279)	—	(1,320)	(2,931)
Fully amortized intangible assets	—	—	—	1,017	1,017
Year Ended December 31, 2017	$(1,980)	$(5,146)	$—	$(1,815)	$(8,941)
Weighted average remaining contractual life, in years	4.0	8.8	0.0	9.0	8.7
Future amortization expense of intangible assets for each of the years ended December 31 is as follows (in thousands):

2018	$3,555
2019	3,555
2020	3,555
2021	3,571
2022	2,866
Years subsequent to 2022	11,004
$28,106
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the years ended December 31, 2017 and 2016, the Company recognized impairment charges of $0.4 million and $1.1 million, respectively, related to property and equipment held for use, which is included in gains (losses) on asset dispositions and impairments, net in the accompanying consolidated statements of income (loss). During the year ended December 31, 2015, the Company did not recognize any impairment charges related to its property and equipment held for use.
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
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the year ended December 31, 2017, the Company did not recognize any impairment charges related to its 50% or less owned companies. During the years ended December 31, 2016 and 2015, the Company recognized impairment charges of $7.7 million and $21.5 million, respectively, related to its 50% or less owned companies, which are included in equity in earnings (losses) of 50% or less owned companies, net of tax in the accompanying consolidated statements of income (loss) (see Note 4).
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. As of December 31, 2017, substantially all of the Company’s goodwill is related to Witt O’Brien’s. The Company performs an annual impairment test of goodwill on October 1 of each year and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill, related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including projections of future cash flows, revenues and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. Although the Company believes its assumptions and estimates are reasonable, the Company’s actual performance against its estimates could produce different results and lead to additional impairment charges in future periods.
Based on an evaluation of the implied fair value of goodwill compared to its carrying value, during the year ended December 31, 2016, the Company recognized an impairment charge of $19.6 million to reduce the goodwill carrying value to fair value (see Note 10) and is included in gains (losses) on asset dispositions and impairments, net in the accompanying consolidated statements of income (loss). The estimated fair value of the reporting unit was based on values established by independent valuation specialists. During the years ended December 31, 2017 and 2015, the Company did not recognize any impairment charges related to its goodwill.
Business Combinations. The Company recognizes 100% of the fair value of assets acquired, liabilities assumed, and noncontrolling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as are certain acquisition-related restructuring costs if the criteria related to exit or disposal cost obligations are met as of the acquisition date. Acquisition-related transaction costs are expensed as incurred and any changes in income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense (benefit). The operating results of entities acquired are included in the accompanying consolidated statements of income (loss) from the date of acquisition (see Note 2).
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

	2017	2016	2015
Balance at beginning of year	$74,774	$83,142	$95,601
Deferred gains arising from equipment sales	13,336	9,003	5,984
Amortization of deferred gains included in operating expenses as reduction to rental expense	(15,035)	(15,072)	(14,322)
Amortization of deferred gains included in gains (losses) on asset dispositions and impairments, net	(602)	(602)	(2,454)
Other	(5,954)	(1,697)	(1,667)
Balance at end of year	$66,519	$74,774	$83,142
Deferred Gains – Equipment Sales to the Company’s 50% or Less Owned Companies. A portion of the gains realized from non-financed sales of the Company’s vessels and barges to its 50% or less owned companies is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. Effective January 1, 2009, the Company adopted new accounting rules related to the sale of its vessels and barges to its 50% or less owned companies. In most instances, these sale transactions are now considered a sale of a business in which the Company relinquishes control to its 50% or less owned companies. Subsequent to the adoption of the new accounting rules, gains are deferred only to the extent of the Company’s uncalled capital commitments and are amortized as those commitments lapse or funded amounts are returned. For transactions occurring prior to the adoption of the new accounting rules, gains were deferred and are being amortized based on the Company’s ownership interest, cash received and the applicable equipment’s useful lives. Deferred gain activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2017	2016	2015
Balance at beginning of year	$7,649	$9,468	$10,240
Amortization of deferred gains included in gains (losses) on asset dispositions and impairments, net	(1,715)	(1,819)	(772)
Balance at end of year	$5,934	$7,649	$9,468

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
Foreign Currency Translation. The assets, liabilities and results of operations of certain SEACOR subsidiaries are measured using their functional currency, which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these subsidiaries with SEACOR, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet dates and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements are reported in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss).
Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	SEACOR Holdings Inc. Stockholders’ Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Other Comprehensive Income (Loss)
Year ended December 31, 2014	$(3,494)	$(16)	$5	$(3,505)	$(86)	$—	$3
Other comprehensive income (loss)	(3,129)	(154)	29	(3,254)	(442)	—	13	$(3,683)
Income tax (expense) benefit	1,095	54	(10)	1,139	—	—	—	1,139
Year ended December 31, 2015	(5,528)	(116)	24	(5,620)	(528)	—	16	$(2,544)
Other comprehensive income (loss)	(9,331)	294	(31)	(9,068)	(1,085)	(17)	(13)	$(10,183)
Income tax (expense) benefit	3,266	(103)	11	3,174	—	—	—	3,174
Year ended December 31, 2016	(11,593)	75	4	(11,514)	(1,613)	(17)	3	$(7,009)
Distribution of SEACOR Marine stock to shareholders	10,031	94	—	10,125	—	—	—
Other comprehensive income (loss)	1,812	(260)	(6)	1,546	153	13	(5)	$1,707
Income tax (expense) benefit	(795)	91	2	(702)	—	—	—	(702)
Year ended December 31, 2017	$(545)	$—	$—	$(545)	$(1,460)	$(4)	$(2)	$1,005
Foreign Currency Transactions. Certain SEACOR subsidiaries enter into transactions denominated in currencies other than their functional currency. Gains and losses resulting from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in foreign currency gains (losses), net in the accompanying consolidated statements of income (loss) in the period in which the currency exchange rates change.
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
Computations of basic and diluted earnings (loss) per common share of SEACOR for the years ended December 31 were as follows (in thousands, except share data):

	Net Income (Loss)	Average o/s Shares	Per Share
2017
Basic Weighted Average Common Shares Outstanding	$61,643	17,368,081	$3.55
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	308,012
Convertible Securities	14,346	5,258,065
Diluted Weighted Average Common Shares Outstanding	$75,989	22,934,158	$3.31
2016
Basic Weighted Average Common Shares Outstanding	$(215,897)	16,914,928	$(12.76)
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	—
Convertible Securities(2)(3)	—	—
Diluted Weighted Average Common Shares Outstanding	$(215,897)	16,914,928	$(12.76)
2015
Basic Weighted Average Common Shares Outstanding	$(68,782)	17,446,137	$(3.94)
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	—
Convertible Securities(2)(3)	—	—
Diluted Weighted Average Common Shares Outstanding	$(68,782)	17,446,137	$(3.94)
______________________

(1)
For the years ended December 31, 2017, 2016, and 2015, diluted earnings per common share of SEACOR excluded 1,924,217, 2,020,677 and 2,078,777, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

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

New Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. The core principal of the new standard is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company will adopt the new standard on January 1, 2018 and expects to use the modified retrospective approach upon adoption. The Company has determined that adopting the new accounting standard will not have a material impact on its consolidated financial position, results of operations or cash flows for any of its revenues streams, except for revenues from its dry-cargo barge pooling arrangements. The new standard requires management to use considerable judgment with respect to principal versus agent considerations as it relates to these arrangements. As a consequence, the Company is in the process of confirming with the Securities and Exchange Commission its judgments, considerations and interpretations of the new standard, which confirmation as of the date of this report remains pending. In the event that the Company is required to report the operating revenues of the dry-cargo barge pools on a gross basis, the Company’s revenues and operating expenses in future periods will be materially different, however there will be no impact to it operating income or net income. Had the Company been required to report the operating revenues of the dry-cargo barge pools on a gross basis under the new standard for each of the years ended December 31, 2017, 2016 and 2015, its revenues and operating expenses would have been $73.0 million, $83.7 million and $109.9 million higher, respectively, although there would be no change to its operating income or net income.

On February 25, 2016, the FASB issued a comprehensive new leasing standard, which improves transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The new standard is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company expects the adoption of the new standard will have a material impact on its consolidated financial position, results of operations and cash flows, although it has not yet determined the extent of the impact.
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
On October 24, 2016, the FASB issued a new accounting standard, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory. The new standard is effective for interim and annual periods beginning after December 31, 2017 and requires a modified retrospective approach to adoption. The Company does not expect the impact of the adoption of the new standard will have a material impact on its consolidated financial position, results of operations or cash flows.
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
On January 5, 2017, the FASB issued an amendment to the accounting standard which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the impact of the adoption of the new standard will have a material impact on its consolidated financial position, results of operations or cash flows.
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
On February 22, 2017, the FASB issued an amendment to the accounting standard which clarifies the scope of guidance on nonfinancial asset derecognition and the accounting for partial sales of nonfinancial assets. The new guidance also conforms the derecognition guidance for nonfinancial assets with the model in the new revenue standard. The new standard is effective for annual reporting periods, and interim periods within those fiscal years, beginning after December 15, 2017, and an entity is required to apply the amendments at the same time that it applies the amendments in the new revenue standard. The Company does not expect the impact of the adoption of the new standard will have a material impact on its consolidated financial position, results of operations or cash flows.

2.	BUSINESS ACQUISITIONS
ISH. On July 3, 2017, International Shipholding Corporation (“ISH”) emerged from bankruptcy pursuant to its chapter 11 plan of reorganization (the “Plan”) confirmed by the U.S. Bankruptcy Court for the Southern District of New York. Pursuant to the Plan, SEACOR Ocean Transport Inc., a wholly-owned subsidiary of SEACOR, acquired all of the equity of the reorganized ISH. Under the terms of the Plan, the Company paid consideration consisting of $10.5 million in cash, converted $18.1 million of debtor-in-possession financing into equity and assumed $28.7 million of debt primarily from a new credit facility that is secured by the assets and equity of ISH and is non-recourse to SEACOR and its subsidiaries other than ISH (see Note 7). ISH, through its subsidiaries, operates a diversified fleet of U.S. and foreign-flag vessels including four leased-in PCTCs and two owned U.S.-flag dry bulk carriers that provide worldwide and domestic maritime transportation services to commercial and governmental customers. In addition, ISH has investments in two 50% or less owned companies that operate two foreign-flag rail ferries and a railcar repair and maintenance facility. The Company has excluded pro forma financial information with respect to the ISH acquisition as financial information for the specific assets acquired under the Plan were not material or reasonably attainable. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair value resulting in no goodwill being recorded.
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
Witt O’Brien’s. On July 11, 2014, the Company acquired a controlling interest in Witt O’Brien’s through the acquisition of its partners equity interest. The Company performed a fair value analysis and the the purchase price was allocated to the acquired assets and liabilities. The fair value analysis was completed during 2015.
Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisitions for the years ended December 31 was as follows (in thousands):

	2017	2016	2015
Restricted cash	$13	$—	$—
Trade and other receivables	15,823	937	—
Other current assets	2,054	150	—
Investments, at Equity, and Advances to 50% or Less Owned Companies	10,000	(3,437)	—
Property and Equipment	15,190	15,765	—
Goodwill	—	—	3,157
Intangible Assets	10,957	7,098	(3,157)
Other Assets(1)	(17,863)	—	—
Accounts payable	—	39	—
Other current liabilities	(17,214)	(13)	—
Long-Term Debt	(28,725)	—	—
Deferred Income Taxes	3,939	—	—
Other Liabilities	(42)	—	—
Purchase price(2)	$(5,868)	$20,539	$—
______________________

(1)	Other Assets is net of debtor-in-possession financing converted into equity of $18.1 million.

(2)	Purchase price is net of cash acquired totaling $16.4 million and $0.9 million in 2017 and 2016, respectively.

3.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS
Equipment Additions. The Company’s capital expenditures were $114.6 million, $252.8 million and $203.5 million during the years ended December 31, 2017, 2016, and 2015, respectively. Major owned equipment placed in service for the years ended December 31 were as follows:

	2017(1)	2016(2)	2015
Petroleum and chemical carriers-U.S.-flag	3	3	—
Harbor tugs - U.S.-flag	1	1	—
Harbor tugs - Foreign-flag	2	—	—
Inland river dry-cargo barges	—	46	—
Inland river liquid tank barges	2	—	8
Inland river specialty barges	—	—	4
Inland river towboats	3	2	9
______________________

(1)	Excludes two U.S.-flag dry bulk carriers acquired in the ISH acquisition (see Note 2).

(2)	Excludes five inland river harbor boats acquired in the CCM acquisition and one U.S.-flag offshore tug acquired in the SeaJon II acquisition (see Note 2).
Equipment Dispositions. During the year ended December 31, 2017, the Company sold property and equipment for net proceeds of $164.8 million and gains of $23.3 million, of which $10.0 million were recognized currently and $13.3 million were deferred (see Note 1). Equipment dispositions included the sale-leaseback of one U.S.-flag petroleum and chemical carrier for $134.9 million with leaseback terms of 104 months and 50 dry-cargo barges for $12.5 million with leaseback terms of 84 months. Gains of $13.3 million related to the sale-leasebacks were deferred and are being amortized over the respective minimum lease periods. In addition, the Company recognized previously deferred gains of $2.3 million. The Company also recognized a loss of $0.3 million related to the total loss of one inland river specialty barge.
During the year ended December 31, 2016, the Company sold property and equipment for net proceeds of $153.0 million ($143.0 million in cash, $8.0 million in seller financing and one U.S.-flag harbor tug valued at $2.0 million) and gains of $11.3 million, of which $2.3 million were recognized currently and $9.0 million were deferred (see Note 1). Equipment dispositions included the sale-leaseback of one U.S.-flag petroleum and chemical carrier for $61.0 million, with leaseback terms of 76 months. Gains of $8.2 million related to the sale-leaseback were deferred and are being amortized over the minimum lease period. In addition, the Company recognized previously deferred gains of $2.4 million.
During the year ended December 31, 2015, the Company sold property and equipment for net proceeds of $81.5 million ($79.8 million in cash and $1.7 million in seller financing) and gains of $17.4 million, of which $11.4 million were recognized currently and $6.0 million were deferred (see Note 1). Equipment dispositions included the sale-leaseback of four inland river towboats for $35.3 million, with leaseback terms of 84 months. Gains of $4.2 million related to these sale-leasebacks were deferred and are being amortized over the respective minimum lease periods. In addition, the Company recognized previously deferred gains of $3.2 million.
Major equipment dispositions for the years ended December 31 were as follows:

	2017	2016	2015
Petroleum and chemical carriers-U.S.-flag	1	1	—
Harbor tugs - U.S.-flag	—	2	—
Inland river dry-cargo barges	50	—	—
Inland river liquid tank barges	—	19	35
Inland river specialty barges	2	—	—
Inland river deck barges	—	—	12
Inland river towboats	2	14	4
Subsequent to December 31, 2017, the Company entered into an agreement to scrap the Seabulk Trader, which was built in 1981. The limitations on marketing over-age tankers did not justify the expense of a regulatory dry-docking, even though the vessel is in excellent condition for its age.

4.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

Ownership	2017	2016
Ocean Services:
Trailer Bridge(1)	55.3%	47,324	43,050
RF Vessel Holdings	50.0%	2,378	—
Golfo de Mexico	50.0%	2,500	—
KSM	50.0%	(199)	—
SeaJon	50.0%	—	8,570
52,003	51,620
Inland Services:
SCFCo	50.0%	42,126	46,028
Bunge-SCF Grain	50.0%	16,166	16,176
SCF Bunge Marine(1)	57.0%	5,404	4,233
Other	50.0%	2,783	2,744
66,479	69,181
Witt O’Brien’s:
O’Brien’s do Brazil	50.0%	777	566
Other:
Hawker Pacific	34.2%	21,681	20,418
VA&E	41.3%	13,596	11,133
Avion	39.1%	11,400	14,783
Cleancor	50.0%	5,134	5,373
Other	34.0%	–	47.5%	2,371	2,387
54,182	54,094
173,441	175,461
______________________

(1)	The Company’s ownership percentage represents its economic interest in the joint venture.
Combined Condensed Financial Information. Summarized financial information for the Company’s investments, at equity, excluding Dorian, SCFCo and Trailer Bridge, as of and for the years ended December 31 was as follows (in thousands):

	2017	2016
Current assets	523,343	573,035
Noncurrent assets	124,733	141,549
Current liabilities	407,812	526,830
Noncurrent liabilities	81,899	27,461

	2017	2016	2015
Operating Revenues	$1,068,190	1,019,658	869,973
Costs and Expenses:
Operating and administrative	1,035,952	951,019	794,120
Depreciation	11,810	24,936	37,511
	1,047,762	975,955	831,631
Gains (Losses) on Asset Dispositions and Impairments, Net	16,115	(6,339)	27
Operating Income	$36,543	37,364	38,369
Net Income	$23,383	4,961	19,831

As of December 31, 2017 and 2016, cumulative undistributed net losses of 50% or less owned companies accounted for by the equity method and included in the Company’s consolidated retained earnings were $40.1 million and $35.0 million, respectively.
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
Dorian files periodic reports on Form 10-Q and Form 10-K with the Securities and Exchange Commission (“SEC”). Summarized financial information for Dorian for the year ended December 31 was as follows (in thousands):

2015(1)
Operating Revenues	$239,206
Operating Income	126,820
Net Income	118,356
______________________

(1)
Financial information provided is as of and for the year ended December 31, 2015 as it was not practical to obtain financial information through the period ended December 21, 2015 without undue difficulty or cost.

Trailer Bridge. Trailer Bridge, Inc. (“Trailer Bridge”), an operator of U.S.-flag RORO and deck barges, provides marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. In December 2016, the Company and other major investors recapitalized Trailer Bridge by agreeing to exchange outstanding subordinated debt for equity. As a consequence of the recapitalization, the Company’s noncontrolling interest in Trailer Bridge increased to 55.3% resulting in an equity loss of $2.2 million, net of tax. The Company provided secured financing to Trailer Bridge and during the years ended December 31, 2017 and 2016, the Company provided advances of $2.0 million and $1.7 million, respectively, on the secured financing. During the years ended December 31, 2017 and 2015, the Company received repayments of $6.0 million and $18.7 million, respectively, on the secured financing. As of December 31, 2017, there was no outstanding balance on the secured financing. During the years ended December 31, 2017, 2016 and 2015, the Company received $3.1 million, $3.0 million and $0.4 million, respectively, for the time charter of a U.S.-flag harbor tug to Trailer Bridge. Prior to July 1, 2016, the Company also provided Trailer Bridge with technical and commercial management services and during the years ended December 31, 2016 and 2015, received $0.3 million and $0.8 million, respectively, for these services.
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
Golfo de Mexico. On July 3, 2017, ISH emerged from bankruptcy pursuant to its chapter 11 plan of reorganization and SEACOR Ocean Transport Inc., a wholly-owned subsidiary of SEACOR, acquired all of the equity of the reorganized ISH (see Note 2). As part of the ISH business acquisition, the Company acquired a 100% interest in Golfo de Mexico Rail-Ferry Holdings LLC (“Golfo de Mexico”), which operates the two foreign-flag rail ferries owned by RF Vessel Holdings. On September 1, 2017, the Company sold a 50% interest in Golfo de Mexico to G&W Agave Holdings (MI) Inc. for $3.1 million and retained a 50% ownership interest in the newly-formed joint venture. During the year ended December 31, 2017, the Company received dividends of $0.3 million. The Company also provides Golfo de Mexico with administrative management services and received $0.3 million for the year ended December 31, 2017, for these services.
KSM. On April 1, 2017, the Company and Kotug Caribbean Holdings LLC formed Kotug Seabulk Maritime LLC (“KSM”) to operate four foreign-flag harbor tugs and one foreign-flag ocean liquid tank barge in Freeport, Grand Bahama. The Company has a 50% ownership interest in KSM. During the year ended December 31, 2017, the Company and its partner each contributed capital of $0.3 million. The Company also provides KSM with technical, commercial and administrative management services and received $0.3 million for the year ended December 31, 2017, for these services.
SeaJon. SeaJon LLC (“SeaJon”) owned an articulated tug-barge operating in the Great Lakes trade that was sold to a thrid party in June 2017. During the year ended December 31, 2017, the Company received capital distributions of $3.5 million and dividends of $12.5 million from SeaJon. During the years ended December 31, 2016 and 2015, the Company received dividends of $0.6 million and $0.6 million, respectively, from SeaJon.

SEA-Access. On November 7, 2014, the Company and Access Shipping Limited Partnership formed SEA-Access LLC (“SEA-Access”) to acquire and operate the M/V Eagle Ford, a U.S.-flag 124,000 dwt crude oil tanker. In June 2016, the M/V Eagle Ford was scrapped and, as of December 31, 2016, SEA-Access had been liquidated. During the year ended December 31, 2016, the Company received capital distributions of $8.4 million and dividends of $2.0 million from SEA-Access. During the year ended December 31, 2015, the Company received capital distributions of $8.3 million and dividends of $4.4 million from SEA-Access. The Company also provided SEA-Access with technical and commercial management services and received $0.5 million and $1.0 million for the years ended December 31, 2016 and 2015, respectively, for these services.
SeaJon II. SeaJon II LLC (“SeaJon II”) was formed to own a U.S.-flag offshore tug on time charter to Trailer Bridge. During the year ended December 31, 2015, the Company and its partner each contributed capital of $1.0 million in cash. During the year ended December 31, 2015, the Company received capital distributions of $0.3 million from SeaJon II. The Company also provides SeaJon II with technical and commercial management services and received $0.1 million and $0.1 million, during the years ended December 31, 2016 and 2015, respectively, for these services. On December 2, 2016, the Company acquired a controlling interest in SeaJon II through the acquisition of its partner’s 50% equity interest for $3.4 million in cash (see Note 2). Upon the change in control, the Company marked its investment in SeaJon II to fair value resulting in a loss of $1.9 million, net of tax, which is included in equity in earnings (losses) of 50% or less owned companies in the accompanying consolidated statements of income (loss) (see Note 10).
SCFCo. SCFCo Holdings LLC (“SCFCo”) was established to operate dry-cargo barges and towboats on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. During the years ended December 31, 2017, 2016 and 2015, the Company contributed capital of $0.4 million, $0.8 million and $18.0 million, respectively, to SCFCo. During the years ended December 31, 2017 and 2016, the Company provided SCFCo with working capital advances and loans of $2.5 million and $1.8 million, respectively. During the years ended December 31, 2017 and 2015, the Company received repayments on these working capital advances, loans and financings of $1.7 million and $14.0 million, respectively. As of December 31, 2017, $30.3 million of working capital advances and loans remained outstanding. The Company also provides SCFCo with certain information technology services and received $0.1 million, $0.1 million and $0.2 million, respectively, for these services during the years ended December 31, 2017, 2016 and 2015. During the years ended December 31, 2016 and 2015, the Company identified indicators of impairment in its investment in SCFCo as a result of continuing losses and recognized impairment charges of $7.7 million and $21.5 million, respectively, for an other-than-temporary decline in the fair value of its investment (see Note 10). As of December 31, 2017, the Company’s carrying value of its investment in SCFCo was $26.5 million lower than its proportionate share of the underlying equity in SCFCo.
Summarized financial information for SCFCo as of and for the years ended December 31 was as follows (in thousands):

	2017	2016
Current assets	$7,924	$8,549
Property and equipment, net	137,224	154,186
Current liabilities	14,263	14,825
Noncurrent liabilities	54,179	59,601

	2017	2016	2015
Operating Revenues	$44,177	$43,711	$82,835
Costs and Expenses:
Operating and administrative	40,106	38,980	73,587
Depreciation	17,803	17,560	17,751
	57,909	56,540	91,338
Operating Loss	(13,732)	(12,829)	(8,503)
Interest expense	(6,120)	(6,565)	(10,514)
Other expense, net	(961)	(657)	(2,141)
Net Loss	$(20,813)	$(20,051)	$(21,158)

Bunge-SCF Grain. Bunge-SCF Grain LLC (“Bunge-SCF Grain”) operates terminal grain elevators in Illinois. During the year ended December 31, 2015, the Company received $2.0 million of repayments of working capital advances. As of December 31, 2017, the total outstanding balance of working capital advances was $7.0 million. In addition, Bunge-SCF Grain operates and manages the Company’s grain storage and handling facility in McLeansboro, Illinois, and the Company received $1.1 million, $1.0 million and $1.0 million in rental income for the years ended December 31, 2017, 2016 and 2015, respectively. Certain dry-cargo barge pools managed by the Company provide freight transportation to Bunge-SCF Grain and those pools received $7.2 million, $7.2 million and $10.8 million for these services during the years ended December 31, 2017, 2016 and 2015, respectively.
SCF Bunge Marine. SCF Bunge Marine LLC (“SCF Bunge Marine”) provides towing services on the U.S. Inland Waterways, primarily the Mississippi River, Illinois River, Tennessee River and Ohio River. The Company time charters seven inland river towboats to SCF Bunge Marine, of which four are bareboat chartered-in by the Company from a third-party leasing company. The Company and its partner are required to fund SCF Bunge Marine, if necessary, to support the payment of its time charter obligations to the Company. Pursuant to the time charter, the Company received charter fees of $38.7 million, $35.0 million and $41.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company received dividends of $0.1 million, $2.5 million and $4.0 million, respectively, from SCF Bunge Marine. In addition, during the years ended December 31, 2017, 2016 and 2015, SCF Bunge Marine received $41.4 million, $40.2 million and $47.9 million, respectively, for towing services provided to barge pools managed by the Company.
Other Inland Services. The Company’s other Inland Services 50% or less owned company operates a fabrication facility.
O’Brien’s do Brazil. O’Brien’s do Brazil Consultoria em Emergencias e Meio Ambiente S/A (“O’Brien’s do Brazil”) is an emergency consulting organization providing preparedness, response and recovery services in Brazil. During the years ended December 31, 2017, 2016 and 2015, the Company received dividends of $0.1 million, $0.1 million and $0.1 million, respectively.
Hawker Pacific. Hawker Pacific Airservices, Limited (“Hawker Pacific”) is an aviation sales and support organization and a distributor of aviation components from leading manufacturers. As of December 31, 2017, the Company had a $6.5 million letter of credit outstanding in support of certain Hawker Pacific performance guarantees. During the years ended December 31, 2017, 2016 and 2015, the Company received management fees of $0.3 million, $0.3 million and $0.3 million, respectively, from Hawker Pacific.
VA&E. On June 1, 2015, the Company contributed its 81.1% interest in the assets and liabilities of a previously controlled and consolidated subsidiary that operated its agricultural commodity trading and logistics business (including $3.5 million of cash on hand) in exchange for a 41.3% ownership interest in each of VA&E Trading USA LLC and VA&E Trading LLP (collectively “VA&E”), two newly formed 50% or less owned companies with certain subsidiaries of ECOM Agroindustrial Corp. Ltd. and certain managers of VA&E. VA&E primarily focuses on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product. Through November 2016, the Company provided VA&E an unsecured revolving credit facility of up to $6.0 million, a term loan of $1.1 million and a subordinated loan of $3.5 million. In December 2016, the Company maintained its subordinated loan of $3.5 million, provided an uncommitted credit facility of up to $3.5 million and terminated the revolving credit facility and term loan. During the year ended December 31, 2017, VA&E borrowed $3.5 million on the credit facility. During the years ended December 31, 2016 and 2015, VA&E borrowed $10.0 million and $15.0 million, respectively, and repaid $12.4 million and $11.5 million, respectively, on the revolving credit facility. During the year ended December 31, 2016, the Company received repayments of $1.1 million on its term loan. During the year ended December 31, 2015, the Company and its partner each funded $1.0 million under the subordinated note executed upon formation of VA&E. As of December 31, 2017, the Company had outstanding advances of $7.6 million to VA&E inclusive of accrued and unpaid interest.
Avion. Avion Pacific Limited (“Avion”) is a distributor of aircraft and aircraft related parts. During the years ended December 31, 2017 and 2016, the Company made advances of $1.0 million and $3.0 million, respectively, to Avion. During the years ended December 31, 2017 and 2015, the Company received repayments on advances of $4.0 million and $3.0 million, respectively, from Avion. As of December 31, 2017, the Company had no outstanding advances to Avion.
Cleancor. CLEANCOR Energy Solutions LLC (“Cleancor”) is a full service solution provider delivering clean fuel to end users. During the year ended December 31, 2015, the Company provided Cleancor financing of $2.0 million for certain equipment, of which $1.9 million was outstanding as of December 31, 2017.
Other. The Company’s other 50% or less owned companies are primarily industrial aviation businesses in Asia. During the years ended December 31, 2016 and 2015, the Company contributed capital and made advances of $0.8 million and $0.2 million, respectively, to these 50% or less owned companies. During the year ended December 31, 2017, the Company received repayments on these advances of $0.4 million. As of December 31, 2017, total advances outstanding were $2.4 million.

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
From time to time, the Company engages in lending and leasing activities involving various types of equipment. The Company recognizes interest income as payments are due, typically monthly, and expenses all costs associated with its lending and leasing activities as incurred. These leases and notes receivable are typically collateralized by the underlying equipment and require scheduled lease payments or periodic principal and interest payments. As of December 31, 2017 and 2016, the outstanding balance of leases and notes receivable from third parties was $2.8 million and $12.6 million, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets. During the years ended December 31, 2017, 2016 and 2015, the Company made advances on notes receivable from third parties of $10.1 million, $9.1 million and $9.6 million, respectively, and received repayments on notes receivable from third parties of $34.5 million, $6.3 million and $23.9 million, respectively. During the year ended December 31, 2016, the Company recognized reserves of $6.7 million for one of its notes receivable from third parties following non-performance and a decline in the underlying collateral value (see Note 10).

7.	LONG-TERM DEBT
The Company’s borrowings as of December 31 were as follows (in thousands):

	2017	2016
3.0% Convertible Senior Notes(1)	$230,000	$230,000
2.5% Convertible Senior Notes(2)	64,455	157,128
7.375% Senior Notes(3)	153,090	160,699
SEA-Vista Credit Facility(4)	135,714	279,245
ISH Credit Facility(5)	12,200	—
Other(6)	10,633	8,701
	606,092	835,773
Portion due within one year, net of related debt discount and issuance costs	(77,842)	(163,202)
Debt discount included in long-term debt	(23,152)	(34,970)
Debt issuance costs included in long-term debt	(3,593)	(6,517)
	$501,505	$631,084
______________________

(1)
Excludes unamortized discount and unamortized issue costs of $22.9 million and $2.3 million, respectively, as of December 31, 2017 and $29.8 million and $3.0 million, respectively, as of December 31, 2016.

(2)	Excludes unamortized discount and unamortized issue costs of $4.8 million and $0.8 million, respectively, as of December 31, 2016.

(3)
Excludes unamortized discount and unamortized issue costs of $0.2 million and $0.3 million, respectively, as of December 31, 2017 and $0.4 million and $0.5 million, respectively, as of December 31, 2016.

(4)	Excludes unamortized issue costs of $0.7 million and $2.0 million as of December 31, 2017 and December 31, 2016, respectively.

(5)	Excludes unamortized issue costs of $0.1 million as of December 31, 2017.

(6)	Excludes unamortized issue costs of $0.1 million and $0.1 million as of December 31, 2017 and December 31, 2016, respectively.

The Company’s contractual long-term debt maturities for the years ended December 31 are as follows (in thousands):

2018(1)	$77,842
2019	164,200
2020	126,681
2021	500
2022	503
Years subsequent to 2022	236,366
$606,092
______________________

(1)
Includes the aggregate principal amount outstanding of the Company’s 2.5% Convertible Senior Notes with a contractual maturity date of December 15, 2027 as the holders may require the Company to repurchase the notes on May 31, 2018.

3.0% Convertible Senior Notes. On November 13, 2013, SEACOR issued $230.0 million aggregate principal amount of its 3.0% Convertible Senior Notes due November 15, 2028 (the “3.0% Convertible Senior Notes”). Interest on the 3.0% Convertible Senior Notes is payable semi-annually on May 15 and November 15 of each year. Beginning November 15, 2020, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 3.0% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per $1,000 principal amount of the 3.0% Convertible Senior Notes. The amount of contingent interest payable for any such period will be equal to 0.45% per annum of such average trading price of the 3.0% Convertible Senior Notes. Prior to August 15, 2028, the 3.0% Convertible Senior Notes are convertible into shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), at a conversion rate (“Conversion Rate”) of 12.5892 shares per $1,000 principal amount of notes only if certain conditions are met, as more fully described in the indenture. After August 15, 2028, holders may elect to convert at any time. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 2,895,516 shares as of December 31, 2017. On or after November 19, 2018, the 3.0% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On November 19, 2020, November 20, 2023 or if the Company undergoes a fundamental change, as more fully described in the indenture, the holders of the 3.0% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase.
The Company accounts separately for the liability and equity components of the 3.0% Convertible Senior Notes and the associated underwriting fees in a manner that reflects the Company’s non-convertible borrowing rate. The resulting debt discount and offering costs associated with the liability component are amortized as additional non-cash interest expense over the seven year period for which the debt is expected to be outstanding (November 19, 2020) for an overall effective annual interest rate of 7.4%.
2.5% Convertible Senior Notes. On December 11, 2012, SEACOR issued $350.0 million aggregate principal amount of its 2.5% Convertible Senior Notes due December 15, 2027 (the “2.5% Convertible Senior Notes”). Interest on the 2.5% Convertible Senior Notes is payable semi-annually on June 15 and December 15 of each year. Beginning December 15, 2017, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 2.5% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per $1,000 principal amount of the 2.5% Convertible Senior Notes. The amount of contingent interest payable for any such period will be equal to 0.25% per annum of such average trading price of the 2.5% Convertible Senior Notes. Prior to September 15, 2027, the 2.5% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate of 19.0381 shares per $1,000 principal amount of notes only if certain conditions are met, as more fully described in the indenture. After September 15, 2027, holders may elect to convert at any time. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 1,227,101 shares as of December 31, 2017. On or after May 31, 2018, the 2.5% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On May 31, 2018 and December 19, 2022 or if the Company undergoes a fundamental change, as more fully described in the indenture as amended by the first supplemental indenture dated as of December 12, 2017, the holders of the 2.5% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase.
The Company accounts separately for the liability and equity components of the 2.5% Convertible Senior Notes and the associated underwriting fees in a manner that reflects the Company’s non-convertible borrowing rate. The resulting debt discount and offering costs associated with the liability component is amortized as additional non-cash interest expense over the five year period for which the debt was expected to be outstanding (December 19, 2017) for an overall effective annual interest rate of 6.5%. On December 12, 2017, the Company entered into a supplemental indenture to the indenture which amended the indenture to provide holders with an additional put right for their Notes on May 31, 2018. In addition, the Company surrendered and waived its right to redeem the Notes until May 31, 2018.
During the year ended December 31, 2017, the Company purchased $61.7 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $61.9 million. Consideration of $60.5 million was allocated to the settlement of the long-term debt resulting in gains on debt extinguishment of $0.1 million included in the accompanying consolidated statements of income (loss). Consideration of $1.4 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes as included in the accompanying consolidated statements of changes in equity. Pursuant to the put option set forth in the indenture and governing the 2.5% Convertible senior Notes, the Company completed a tender offer for the 2.5% Convertible Senior Notes in which, on December 19, 2017, the Company repurchased $31.0 million in principal amount of its 2.5% Convertible Senior Notes that were validly surrendered for purchase for total consideration of $31.0 million.
During the year ended December 31, 2016, the Company purchased $127.4 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $124.7 million. Consideration of $117.3 million was allocated to the settlement of the long-term debt resulting in gains on debt extinguishment of $3.3 million included in the accompanying consolidated statements of income (loss). Consideration of $7.4 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes as included in the accompanying consolidated statements of changes in equity.
During the year ended December 31, 2015, the Company purchased $65.5 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $62.6 million. Consideration of $59.6 million was allocated to the settlement of the long-term debt resulting in gains on debt extinguishment of $1.1 million included in the accompanying consolidated statements of income (loss). Consideration of $3.0 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes as included in the accompanying consolidated statements of changes in equity.
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
During the year ended December 31, 2017, the Company repurchased $7.6 million in principal amount of its 7.375% Senior Notes for $7.7 million resulting in losses on debt extinguishment of $0.2 million included in the accompanying consolidated statements of income (loss).
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
SEA-Vista Credit Facility. On April 15, 2015, SEA-Vista entered into a $300.0 million credit agreement with a syndicate of lenders that matures in 2020 (the “SEA-Vista Credit Facility”) and is secured by substantially all of SEA-Vista’s tangible and intangible assets, including its fleet of U.S.-flag petroleum and chemical carriers (See Note 1), with no recourse to SEACOR or its other subsidiaries. The SEA-Vista Credit Facility is comprised of three tranches: (i) a $100.0 million revolving credit facility (the “Revolving Loan”); (ii) an $80.0 million term loan (the “Term A-1 Loan”); and (iii) a $120.0 million delayed draw term loan (the “Term A-2 Loan”). The proceeds from the SEA-Vista Credit Facility were and will be used to fund SEA-Vista’s working capital, general corporate purposes, capital commitments and the redemption of its Title XI Bonds (see note below). All three loans bear interest at a variable rate determined by reference to the London Interbank Offered Rate (“LIBOR”) plus a margin of between 2.00% and 2.75% as determined in accordance with the SEA-Vista Credit Facility or, at the election of SEA-Vista, a Base Rate plus a margin of between 1.25% and 1.75% as determined in accordance with the SEA-Vista Credit Facility. A quarterly fee is payable on the unused commitments of all three tranches. SEA-Vista incurred $3.1 million of issuance costs related to the SEA-Vista Credit Facility.
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
During the year ended December 31, 2017, SEA-Vista drew $44.9 million on the Revolving Loan and repaid $85.9 million on the Revolving Loan, $39.4 million on the Term A-1 Loan and $63.1 million on the Term A-2 Loan resulting in debt extinguishment losses of $0.7 million. In addition, as of December 31, 2017, SEA-Vista had $55.0 million of borrowing capacity under the SEA-Vista Credit Facility.
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
Title XI Bonds. Three U.S.-flag petroleum and chemical carriers owned by subsidiaries of the Company were financed through the issuance of U.S. Government Guaranteed Ship Financing Bonds (the “Title XI Bonds”). On June 1, 2015, SEA-Vista redeemed its Title XI Bonds for $99.9 million and recorded a $29.0 million loss on extinguishment of debt for the then unamortized debt discount, the make whole premium paid and certain other redemption costs. As a consequence of redeeming the Title XI Bonds prior to their scheduled maturity, SEA-Vista was required to pay a make whole premium in the amount of $20.5 million. The redemption of the Title XI Bonds released the liens on vessels supporting the Title XI financing and facilitated the issuance of the SEA-Vista Credit Facility. The redemption of the Title XI Bonds was funded with advances from the SEA-Vista Credit Facility, its restricted cash and $9.6 million of Title XI reserve funds.
ISH Credit Facility. On July 3, 2017, ISH emerged from bankruptcy pursuant to the Plan (see Note 2). In conjunction with the emergence under the Plan, ISH assumed debt of $25.0 million under a credit facility that matures in July 2020. The facility consists of two tranches: (i) a $5.0 million revolving credit facility (the “ISH Revolving Loan”) and (ii) a $20.0 million term loan (the “ISH Term Loan”) (collectively the “ISH Credit Facility”). ISH incurred $0.1 million of issuance costs in connection with the ISH Credit Facility. The proceeds from this facility will be used for general working capital purposes and payments to ISH’s creditors in accordance with the Plan. During the year ended December 31, 2017, ISH repaid $7.8 million on the ISH Term Loan and $5.0 million on the ISH Revolving Loan.
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
The ISH Credit Facility contains various financial and restrictive covenants applicable to ISH and its subsidiaries including indebtedness to EBITDA and adjusted EBITDA to interest expense maintenance, as defined in the ISH Credit Facility. The ISH Credit Facility is non-recourse to SEACOR and its subsidiaries other than ISH. The ISH Credit Facility is secured by substantially all of ISH’s assets, including its fleet of U.S.-flag bulk carriers (See Note 1 and 2). As of December 31, 2017 the ISH Credit Facility had $5.0 million of remaining borrowing capacity under the ISH Revolving Loan.
Other. During the year ended December 31, 2017, the Company acquired $3.9 million of other debt related to the ISH acquisition (see Note 2). This debt bears interest at 7.0% and is collateralized by certain acquired assets. In addition, the Company has various other obligations including equipment and facility mortgages. As of December 31, 2017, these obligations have maturities ranging from several months through 2026, have interest rates ranging from to 3.4% to 4.3% and require periodic payments of interest and principal. During the years ended December 31, 2016 and December 31, 2015, proceeds from the issuance of other debt, net of issue costs was $7.4 million and $4.9 million, respectively. During the years ended December 31, 2017, 2016 and 2015, repayments on other debt was $3.0 million, $0.4 million and $9.1 million, respectively.

Letters of Credit. As of December 31, 2017, the Company had outstanding letters of credit totaling $27.2 million with various expiration dates through 2019, including $16.7 million that have been issued on behalf of SEACOR Marine.
Guarantees. The Company has guaranteed the payments of amounts owned under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of December 31, 2017, these guarantees on behalf of SEACOR Marine totaled $63.8 million and the amount declines as payments are made on the outstanding obligations.
The Company earns a fee from SEACOR Marine of 50 basis points per annum on these guarantees and outstanding letters of credit. For the years ended December 31, 2017 and 2016, the Company earned fees of $0.6 million and $0.8 million, respectively, related to these arrangements.
Repurchase Authority. SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its 7.375% Senior Notes, 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and Common Stock (collectively the “Securities”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On November 15, 2016, SEACOR’s Board of Directors increased the Company’s repurchase authority for the Securities to $150.0 million. As of December 31, 2017, SEACOR had remaining authorization for Securities repurchases of $77.4 million.

8.	INCOME TAXES
Income (loss) before income tax expense (benefit) and equity in earnings (losses) of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 were as follows (in thousands):

	2017	2016	2015
United States	$28,546	$(93,145)	$(1,785)
Foreign	4,748	(1,105)	(934)
Eliminations and other	1,911	2,014	968
	$35,205	$(92,236)	$(1,751)
As of December 31, 2017, cumulative undistributed net losses of foreign subsidiaries included in the Company’s consolidated retained earnings were $87.8 million.
The Company files a consolidated U.S. federal tax return. The components of income tax expense (benefit) for the years ended December 31 were as follows (in thousands):

	2017	2016	2015
Current:
State	$1,136	$4,830	$1,772
Federal	(17,181)	6,998	19,518
Foreign	333	379	63
	(15,712)	12,207	21,353
Deferred:
State	12	(2,280)	(1,674)
Federal	(51,489)	(46,652)	(19,429)
	(51,477)	(48,932)	(21,103)
	$(67,189)	$(36,725)	$250

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31:

	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
Income subject to tonnage tax	(5.9)%	—%	—%
Dorian distribution	22.8%	—%	—%
Reversal of uncertain tax position	(28.7)%	—%	—%
U.S. federal income tax statutory changes	(190.2)%	—%	—%
Non-deductible expenses	0.8%	1.0%	8.2%
Noncontrolling interests	(22.4)%	6.3%	11.4%
Losses of foreign subsidiaries not benefited	(6.6)%	(1.4)%	(92.8)%
State taxes	1.2%	(0.9)%	29.9%
Share award plans	2.0%	—%	(5.5)%
Other	1.1%	(0.2)%	(0.5)%
	(190.9)%	39.8%	(14.3)%
On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, eliminating or capping certain deductions, imposing a mandatory one-time tax on accumulated earnings in foreign subsidiaries, introducing new tax regimes and changing how foreign earnings are subject to U.S. taxation. The statutory corporate tax rate reduction is effective for tax years beginning on or after January 1, 2018. During the fourth quarter, the Company recorded a net income tax benefit of $66.9 million as a consequence of reducing its net deferred tax liabilities to reflect the change in the statutory tax rate.
The Company records an additional income tax benefit or expense based on the difference between the fair market value of share awards at the time of grant and the fair market value at the time of vesting or exercise. For the years ended December 31, 2016 and 2015, an additional net income tax expense was recorded in stockholders’ equity of $2.3 million and $0.1 million, respectively.
During the year ended December 31, 2013, the Company provided for income taxes of $10.1 million relating to potential tax exposures surrounding the spin-off of Era Group Inc. (“Era Group”) by means of a dividend to SEACOR’s shareholders of all the issued and outstanding common stock of Era Group (the “Era Spin-off”). During the year ended December 31, 2017, the Company reversed this provision as the statute of limitations expired. In addition, the Company reversed accumulated accrued interest of $2.0 million related to this provision, included as a reduction in interest expense in the accompanying consolidated statements of income (loss).

The components of the net deferred income tax liabilities for the years ended December 31 were as follows (in thousands):

	2017	2016
Deferred tax liabilities:
Property and equipment	$92,127	$153,214
Long-term debt	22,519	44,782
Unremitted earnings of foreign subsidiaries	—	179
Investments in 50% or less owned companies	811	1,346
Intangible assets	1,006	1,908
Other	96	138
Total deferred tax liabilities	116,559	201,567
Deferred tax assets:
Share award plans	3,476	7,952
Losses on marketable securities	5,986	17,758
Deductible goodwill	312	1,611
Debt and equity issuance costs	406	7,638
Other	11,652	12,767
Total deferred tax assets	21,832	47,726
Valuation allowance	(6,695)	(3,600)
Net deferred tax assets	15,137	44,126
Net deferred tax liabilities	$101,422	$157,441
During the year ended December 31, 2017, the Company increased its valuation allowance for state net operating loss carryforwards from $3.6 million to $6.7 million.

9.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of December 31 were as follows (in thousands):

	2017		2016
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Exchange option liability on subsidiary convertible senior notes	—	—	—	19,436
Forward currency exchange, option and future contracts(1)	—	—	—	36
	$—	$—	$—	$19,472
______________________

(1)	Included in other current liabilities in the accompanying consolidated balance sheets.
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

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2017	2016	2015
Exchange option liability on subsidiary convertible senior notes	$19,436	$(13,826)	$2,900
Options on equities and equity indices	—	—	(452)
Forward currency exchange, option and future contracts	291	(296)	(519)
Commodity swap, option and future contracts:
Exchange traded	—	(9)	(1,493)
Non-exchange traded	—	—	1,485
	$19,727	$(14,131)	$1,921
The exchange option liability on subsidiary convertible senior notes terminated on June 1, 2017 as a consequence of the Spin-Off.
The Company has held positions in publicly traded equity options that convey the right or obligation to engage in future transactions in the underlying equity security or index. These contracts are typically entered into to mitigate the risk of changes in the market value of marketable security positions that the Company is either about to acquire, has acquired or is about to dispose. As of December 31, 2017, there were no outstanding option contracts.
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. As of December 31, 2017, there were no outstanding forward currency exchange contracts.
Certain of the Company’s 50% or less owned companies have entered and settled positions in various exchange and non-exchange traded commodity swap, option and future contracts. As of December 31, 2017, there were no outstanding contracts.

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

The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2017
ASSETS
Marketable securities(1)	$42,761	$—	$—
Construction reserve funds	51,339	—	—
2016
ASSETS
Marketable securities(1)	$76,137	$—	$—
Construction reserve funds	75,753	—	—
LIABILITIES
Short sales of marketable securities	1,274	—	—
Derivative instruments (included in other current liabilities)	—	36	—
Exchange option liability on subsidiary convertible senior notes	—	—	19,436
______________________

(1)
Marketable security gains (losses), net include gains of $0.1 million, losses of $18.5 million and gains of $3.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to marketable security positions held by the Company as of December 31, 2017. Marketable security gains (losses), net include losses of $32.2 million and gains of $5.3 million for the years ended December 31, 2016 and 2015, respectively, related to marketable security positions held by the Company as of December 31, 2016.

The fair value of the exchange option liability on the subsidiary convertible senior notes was estimated with significant inputs that are both observable and unobservable in the market and therefore is considered a Level 3 fair value measurement. The Company used a binomial lattice model to estimate the fair value of the exchange option on the subsidiary convertible senior notes that assumes the holders will maximize their value by finding the optimal decision between redeeming at the redemption price or exchanging into shares of Common Stock. This model determines the fair value of the exchange option embedded in the subsidiary convertible senior notes as the differential in the fair value of the notes including the exchange option compared with the fair value of the notes excluding the exchange option. The indicated value of the exchange option was then multiplied by the probability of the SMHI Spin-off at the reporting date to determine the recorded fair value of the exchange option liability.
The significant unobservable input used in the fair value measurement was the probability assessment of a SMHI Spin-off. Holding the observable inputs constant, an increase in the probability of a SMHI Spin-off to 100% would result in no value being assigned to the exchange option liability. The significant observable inputs used in the fair value measurement as of December 31, 2016 were as follows:

Price of Common Stock	$71.28
Risk-free interest rate	2.08%
Estimated Common Stock volatility	30.80%
Estimated SEACOR credit spread	5.63%
For the year ended December 31, 2016, the estimated fair value of the exchange option liability increased by $19.4 million primarily as a result of the increase in the price of Common Stock (see Note 9).

The estimated fair value of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
2017
ASSETS
Cash, cash equivalents and restricted cash	$242,228	$242,228	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,300	see below
Notes receivable from third parties (included in other receivables and other assets)	2,647	943	1,642	—
LIABILITIES
Long-term debt, including current portion(1)	579,347	—	596,246	—
2016
ASSETS
Cash, cash equivalents and restricted cash	$258,887	$258,887	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,300	see below
Notes receivable from third parties (included in other receivables and other assets)	12,342	10,000	2,206	—
LIABILITIES
Long-term debt, including current portion(1)	794,286	—	819,756	—
______________________

(1)	The estimated fair value includes the embedded conversion options on the Company’s 2.5% and 3.0% Convertible Senior Notes.
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
The Company’s non-financial assets that were measured at fair value during the years ended December 31 were as follows (in thousands):

	Level 1	Level 2	Level 3
2017
ASSETS
Investment, at equity, and advances in 50% or less owned companies	$—	$6,000	$—
2016
ASSETS
Property and equipment	$—	$800	$—
Goodwill	—	—	28,506
Investments, at cost, in 50% or less owned companies (included in other assets)	—	3,600	—
Investment, at equity, and advances in 50% or less owned companies	—	3,438	29,611
Notes receivable from third parties (included in other assets)	—	—	—
Investments, at equity, and advances in 50% or less owned companies. During the year ended December 31, 2017, the Company identified indicators of impairment for its investment in VA&E based on their recent financial results. The Company evaluated the fair value of VA&E and determined that its assets and liabilities were carried at fair value except for property and equipment and certain deferred tax assets. Based on this evaluation, the Company concluded its carrying value was in excess of fair value and the impairment was other than temporary resulting in an impairment charge of $0.9 million, net of tax, of its equity investment.

During the year ended December 31, 2016, the Company marked its investments to fair value in certain of its 50% or less owned companies as follows:

•
the Company identified indicators of impairment in a Ocean Services cost investment in a foreign container shipping company and an Other cost investment in a foreign industrial aircraft company and, as a consequence, recognized impairment charges of $11.6 million for an other-than-temporary decline in fair value. The Level 2 fair value of the Ocean Services cost investment was based on the value of the common stock issued in a recent offering. The Other cost investment was determined to have an immaterial value;

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

Property and equipment. During the year ended December 31, 2016, the Company recognized impairment charges related to certain Inland Services equipment (see Note 1). The fair value was based on the scrap value of the equipment.
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
Notes receivable from third parties. During the year ended December 31, 2016, the Company recorded $6.7 million in reserves for one of its notes receivables from third parties following non-performance and a decline in the underlying collateral values, the collateral for the note was determined to have no value.

11.	STOCK REPURCHASES AND DIVIDENDS
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Securities, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.
During the years ended December 31, 2017 and 2016, the Company acquired no shares of Common Stock for treasury under the Securities repurchase plan. During the year ended December 31, 2015, the Company acquired 1,162,955 shares of Common Stock for treasury for an aggregate purchase price of $72.4 million. On November 15, 2016, SEACOR’s Board of Directors increased the Company’s repurchase authority for the Securities to $150.0 million. As of December 31, 2017, SEACOR had remaining authorization for Securities repurchases of $77.4 million.
During the years ended December 31, 2017, 2016 and 2015, the Company acquired for treasury 212,659, 47,455 and 40,859 shares of Common Stock, respectively, for aggregate purchase prices of $12.3 million, $2.4 million and $3.0 million, respectively, from its employees to cover their tax withholding obligations related to share award transactions. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors.
On June 1, 2017, the Company completed the Spin-off of SEACOR Marine by means of a dividend of all of the issued and outstanding common stock of SEACOR Marine to SEACOR’s shareholders. In the Spin-off, holders of SEACOR Common Stock received approximately 1.005 shares of SEACOR Marine common stock for each share of SEACOR Common Stock held as of the record date for the Spin-off.

On December 20, 2017, the Company distributed 3,977,135 shares of Dorian common stock with a value of $31.4 million (based on the closing share price on that date) to its stockholders with each holder of Common Stock receiving approximately 0.2215 shares of Dorian common stock for each share of SEACOR Common Stock held as of the record date for such distribution. The Compensation Committee of the Board of Directors elected, at its discretion, to distribute shares of Dorian on the Company’s restricted shares outstanding on the record date rather than depositing the shares in escrow pending the lapsing of restrictions.

12.	NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries as of December 31 were as follows (in thousands):

	Noncontrolling Interests			2017	2016
Ocean Services:
SEA-Vista	49%			128,550	106,054
Inland Services:
Other	3.0%	–	51.8%	977	980
Other	5.0%			151	152
Discontinued Operations	1.8%	–	30.0%	—	28,190
				$129,678	$135,376
SEA-Vista. SEA-Vista owns and operates the Company’s fleet of U.S.-flag petroleum and chemical carriers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products. As of December 31, 2017 and 2016, the net assets of SEA-Vista were $262.3 million and $216.4 million, respectively. During the year ended December 31, 2017, the net income of SEA-Vista was $45.9 million, of which $22.5 million was attributable to noncontrolling interests. During the year ended December 31, 2016, the net income of SEA-Vista was $36.3 million, of which $17.8 million was attributable to noncontrolling interests. During the year ended December 31, 2015, the net income of SEA-Vista was $5.2 million, of which $2.6 million was attributable to noncontrolling interests.
Discontinued Operations. As of December 31, 2016, the noncontrolling interests related to the Spin-off of SEACOR Marine and the sale of ICP (see Note 1).

13.	SAVINGS, MULTI-EMPLOYER AND DEFINED BENEFIT PENSION PLANS
SEACOR Savings Plan. The Company provides a defined contribution plan (the “Savings Plan”) for its eligible U.S.-based employees. The Company’s contribution to the Savings Plan is limited to 3.5% of an employee’s wages depending upon the employee’s level of voluntary wage deferral into the Savings Plan and is subject to annual review by the Board of Directors of SEACOR. The Company’s Savings Plan costs were $1.8 million, $1.8 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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

The obligations of the Company to pay deferred compensation under the Deferred Compensation Plan are general unsecured obligations of the Company and rank equally with other unsecured indebtedness of the Company that is outstanding from time to time. As of December 31, 2017 and 2016, the Company had obligations of $0.5 million and $0.4 million, respectively, related to the Deferred Compensation Plan that are included in the accompanying consolidated balance sheets as deferred gains and other liabilities. The total amount of the Company’s obligation under the Deferred Compensation Plan will vary depending upon the level of participation by participants and the amount of compensation that participants elect to defer under the plan. The duration of the Deferred Compensation Plan is indefinite (subject to the Board of Directors’ discretion to amend or terminate the plan).
AMOPP and SPP. Certain subsidiaries of the Company are participating employers in two industry-wide, multi-employer defined benefit pension plans, the American Maritime Officers Pension Plan (the “AMOPP” - EIN: 13-1936709) and the Seafarers Pension Plan (the “SPP’” - EIN: 13-6100329). The Company’s participation in these plans relates to certain employees of the Company’s Ocean Services business segment. During the years ended December 31, 2017, 2016 and 2015, the Company made contributions of $2.4 million, $1.8 million and $1.5 million, respectively in the aggregate to the AMOPP and SPP.
Under federal pension law, the AMOPP was deemed in critical status for the 2009 and 2010 plan years. The AMOPP was frozen in January 2010 and a ten year rehabilitation plan was adopted by the AMOPP trustees in February 2010 whereby benefit changes and increased contributions by participating employers were expected to improve the funded status of the AMOPP. On December 28, 2012, the AMOPP was elevated to endangered status primarily as a result of favorable investment performance and the rehabilitation plan adopted by the AMOPP trustees. Based on an actuarial valuation performed as of September 30, 2016, the latest period for which an actuarial valuation is available, if the Company chose to fully withdraw from the AMOPP at that time, its withdrawal liability would have been $28.6 million. That liability may change in future years based on various factors, primarily employee census. As of December 31, 2017, the Company had no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
The SPP was neither in endangered or critical status for the 2016 plan year, the latest period for which a report is available, as the SPP was fully funded.
Multi-Employer Defined Contribution Plans. In accordance with collective bargaining agreements between the Company and the American Maritime Officers Union, the latest of which expires on February 28, 2019, and the Seafarers International Union, the latest of which expires on July 31, 2022, the Masters Mates and Pilots Union, which expires July 2, 2022 and the Marine Engineer Benefit Association, which expires July 2, 2022, the Company makes periodic contributions to various defined contribution and 401(k) plans for the benefit of the participants. The contributions to these plans are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of income (loss). During the years ended December 31, 2017, 2016 and 2015, the Company made contributions of $1.0 million, $0.3 million and $0.2 million, respectively, in the aggregate to these plans. During the years ended December 31, 2017, 2016 and 2015, none of the Company’s contributions to any of these plans exceeded 5% of total contributions to each plan and the Company did not pay any material surcharges. As of December 31, 2017, there is no required minimum future contributions to these plans. The Company’s obligations for future contributions are based upon the number of employees subject to the collective bargaining agreements, their rates of pay and the number of days worked. Future negotiations of collective bargaining agreements between the Company and the participating unions, including the contribution levels for these plans or any additional plans that may come into existence, may result in increases to the Company’s wage and benefit costs and those increases may be material.
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

The following table sets forth the projected benefit obligation, plan assets and funded status associated with the ISH Plan as of December 31, 2017 (in thousands):

Fair Value of Assets	$38,492
Projected Benefit Obligation	(36,940)
Funded Status as of December 31, 2017(1)	$1,552

Net Pension Income July 3, 2017 through December 31, 2017	$1,315
_____________________

(1)	Included in other assets in the accompanying consolidated balance sheets.
The significant assumptions used in determining the projected benefit obligation and net pension income were as follows:

Discount rate	3.50%
Rate of increase in compensations levels(1)	4.50%
CPI	2.00%
Cash balance interest credits (compounded annually)	4.10%
Expected long-term rate of return on plan assets	6.75%
_____________________

(1)	For the period July 3, 2017 through August 31, 2017, the date retirement benefits were frozen.
The future benefit payments expected to be paid in each of the next five fiscal years are as follows (in thousands):

2018	2,030
2019	1,950
2020	2,030
2021	2,030
2022	2,060

14.	SHARE BASED COMPENSATION
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
Share Award Transactions. The following transactions have occurred in connection with the Company’s share based compensation plans during the years ended December 31:

	2017	2016	2015
Restricted stock awards granted	153,100	137,258	135,150
Restricted stock awards forfeited	(2,444)	(2,867)	—
Director stock awards granted	1,750	3,125	3,375
Restricted Stock Unit Activities:
Shares released from Deferred Compensation Plan	—	—	(217)
Stock Option Activities:
Outstanding as of the beginning of year	1,639,865	1,690,899	1,546,508
Granted(1)	1,013,893	197,550	192,350
Exercised	(562,587)	(113,820)	(40,461)
Forfeited	(3,374)	(18,760)	—
Expired	(541,783)	(116,004)	(7,498)
Outstanding as of the end of year	1,546,014	1,639,865	1,690,899
Employee Stock Purchase Plans shares issued	36,552	41,924	39,384
Shares available for issuance under Share Incentive and Employee Stock Purchase Plans as of the end of year(2)	896,265	522,341	764,567
______________________

(1)	On June 2, 2017, the Company granted 846,353 stock options to existing option holders under make-whole provisions upon the Spin-off.

(2)	Shares available for future grants and ESPP purchases were adjusted on June 2, 2017 to reflect the Spin-off in accordance with make-whole provisions of the plans.
During the years ended December 31, 2017, 2016 and 2015, the Company recognized $32.5 million, $14.1 million and $14.9 million, respectively, of compensation expense related to stock awards, stock options, employee stock purchase plans purchases and restricted stock (collectively referred to as “share awards”). During 2017, compensation expense related to stock awards included $16.6 million associated with the Spin-off and the accelerated vesting of incentive share awards in advance of changes in the U.S. federal income tax code. As of December 31, 2017, the Company had approximately $4.7 million in total unrecognized compensation costs of which $2.2 million and $1.3 million are expected to be recognized in 2018 and 2019, respectively, with the remaining balance recognized through 2022.
The weighted average values of grants under the Company’s Share Incentive Plans were $37.20, $31.31 and $41.09 for the years ended December 31, 2017, 2016 and 2015, respectively. The fair value of each option granted during the years ended December 31, 2017, 2016 and 2015, is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 25.5%, 26.5% and 25.2%, respectively, (c) weighted average discount rates of 1.92%, 1.59% and 1.79%, respectively, and (d) expected lives of 5.59 years, 6.25 years and 6.03 years, respectively.

During the year ended December 31, 2017, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Price
Nonvested as of December 31, 2016	380,812	$67.92
Granted	153,100	$63.60
Vested(1)	(531,468)	$49.14
Forfeited(1)	(2,444)	$43.99
Nonvested as of December 31, 2017	—	$—
______________________

(1)
During the year ended December 31, 2017, the weighted average grant prices of restricted stock outstanding at the time of the Spin-off were reduced based on a ratio of the relative market value of the Company’s share price immediately prior to and after the effective date of the Spin-off.

During the years ended December 31, 2017, 2016 and 2015, the total grant date fair value of restricted stock that vested was $26.1 million, $10.8 million and $10.8 million, respectively.
During the year ended December 31, 2017, the number of shares and the weighted average exercise price on stock option transactions were as follows:

	Total Options
	Number of Shares	Weighted Average Exercise Price
Outstanding, as of December 31, 2016	1,639,865	$63.09
Granted(1)	1,013,893	$41.69
Exercised(1)	(562,587)	$37.60
Forfeited(1)	(3,374)	$40.90
Expired(1)	(541,783)	$47.04
Outstanding, as of December 31, 2017(1)	1,546,014	$39.73
Outstanding and Exercisable, as of December 31, 2017(1)	1,031,581	$39.32
______________________

(1)
During the year ended December 31, 2017, the weighted average exercise prices of stock options outstanding at the time of the Spin-off were reduced based on a ratio of the relative market value of the Company’s share price immediately prior to and after the effective date of the Spin-off.

During the years ended December 31, 2017, 2016 and 2015, the aggregate intrinsic value of exercised stock options was $5.6 million, $1.4 million and $1.0 million, respectively. As of December 31, 2017, the weighted average remaining contractual term for total outstanding stock options and vested/exercisable stock options was 5.36 and 4.05 years, respectively. As of December 31, 2017, the aggregate intrinsic value of all options outstanding and all vested/exercisable options outstanding was $11.8 million and $8.4 million, respectively.

15.	RELATED PARTY TRANSACTIONS
The Company manages barge pools as part of its Inland Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Companies controlled by Mr. Fabrikant, the Executive Chairman and Chief Executive Officer of SEACOR, and trusts established for the benefit of Mr. Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. During the years ended December 31, 2017, 2016 and 2015, Mr. Fabrikant and his affiliates earned $0.5 million, $0.8 million and $1.3 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2017 and 2016, the Company owed Mr. Fabrikant and his affiliates $0.5 million and $0.5 million, respectively, for undistributed net barge pool results.

Mr. Fabrikant is a director of SEACOR Marine. The Company has provided certain transition services to SEACOR Marine related to the Spin-off and the total amount earned from these transition services during the year ended December 31, 2017 was $3.5 million. As of December 31, 2017, SEACOR Marine owed the Company $1.4 million for these services and other costs and expenses and is included in other receivables in the accompanying consolidated balance sheets.
Mr. Fabrikant is also a director of Era Group. The Company provided certain transition services to Era Group related to the Era Spin-off and the total amount earned from these transition services was $0.4 million during the year ended December 31, 2015. The Company ceased providing transition services to Era Group in April 2015.

16.	COMMITMENTS AND CONTINGENCIES
The Company's capital commitments as of December 31, 2017 by year of expected payment were as follows (in thousands):

	2018	2019	Total
Ocean Services	5,400	—	5,400
Inland Services	2,449	612	3,061
	$7,849	$612	$8,461
Ocean Services' capital commitments included two U.S.-flag harbor tugs and other equipment and vessel improvements. Inland Services’ capital commitments included other equipment and vessel and terminal improvements.
During 2012, the Company sold National Response Corporation (“NRC”), NRC Environmental Services Inc., SEACOR Response Ltd., and certain other subsidiaries to J.F. Lehman & Company, a private equity firm (the “SES Business Transaction”).
On December 15, 2010, ORM and NRC were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico, which is currently pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserted various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order. The Company has continually taken the position that all of the B3 claims asserted against it, ORM, and NRC have no merit. On February 16, 2016, all but eleven B3 claims against ORM and NRC were dismissed with prejudice (the “B3 Dismissal Order”). On August 2, 2016, the Court granted an omnibus motion for summary judgment as it concerns ORM and NRC in its entirety, dismissing the remaining eleven plaintiffs’ against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). The deadline to appeal both of these orders has expired.
Although the claims in the MDC have since been dismissed or otherwise resolved, the only remaining claim is the following:

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
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the Plaintiffs by exposing them to dispersants during the course and scope of their employment. This case was removed to federal court and ultimately consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 Plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response. This case was consolidated with the MDL on May 10, 2013. By court order, both of these matters were then stayed since they were consolidated with the MDL. The names of only a very small percentage of the claimants in these two matters appear to be listed on the exhibit to the Master MDL B3 Dismissal Order and the Court has denied the other plaintiffs’ request for reconsideration, which has since been appealed. The Company believes that the original B3 Dismissal Order should reduce the potential exposure resulting from, if not bar, claims against ORM stemming from these matters and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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
In the ordinary course of the Company’s business, it may agree to indemnify the counterparty to an agreement. If the indemnified party makes a successful claim for indemnification, the Company would be required to reimburse that party in accordance with the terms of the indemnification agreement. Indemnification agreements generally, but not always, are subject to threshold amounts, specified claim periods and other restrictions and limitations.
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
In the ordinary course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Certain subsidiaries of the Company are participating employers in two industry-wide, multi-employer defined benefit pension plans, the American Maritime Officers Pension Plan (the “AMOPP” - EIN: 13-1936709) and the Seafarers Pension Plan (the “SPP’” - EIN: 13-6100329). The Company’s participation in these plans relates to certain employees of the Company’s Ocean Services business segment.

Under federal pension law, the AMOPP was deemed in critical status for the 2009 and 2010 plan years. The AMOPP was frozen in January 2010 and a ten year rehabilitation plan was adopted by the AMOPP trustees in February 2010 whereby benefit changes and increased contributions by participating employers were expected to improve the funded status of the AMOPP. On December 28, 2012, the AMOPP was elevated to endangered status primarily as a result of favorable investment performance and the rehabilitation plan adopted by the AMOPP trustees. Based on an actuarial valuation performed as of September 30, 2016, the latest period for which an actuarial valuation is available, if the Company chose to fully withdraw from the AMOPP at that time, its withdrawal liability would have been $28.6 million. That liability may change in future years based on various factors, primarily employee census. As of December 31, 2017, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
As of December 31, 2017, the Company leases in 50 inland river dry-cargo barges, four inland river towboats, six inland river harbor boats, three U.S.-flag petroleum and chemical carriers, eight U.S.-flag harbor tugs, four PCTCs and certain facilities and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease terms. The leases generally contain purchase and lease renewal options or rights of first refusal with respect to the sale or lease of the equipment. The remaining lease terms of the U.S.-flag petroleum and chemical carriers, which are subject to subleases, have durations of 57 and 104 months. The lease terms of the other equipment range in duration from one to 15 years. Certain of the equipment leases are the result of sale-leaseback transactions with finance companies (see Note 3) and certain of the gains arising from such sale-leaseback transactions have been deferred in the accompanying consolidated balance sheets and are being amortized as reductions in rental expense over the lease terms (see Note 1).
Total rental expense for the Company’s operating leases during the year ended December 31, 2017, 2016 and 2015 was $42.8 million, $35.2 million and $35.4 million, respectively. Future minimum payments in the years ended December 31 under operating leases that have a remaining term in excess of one year as of December 31, 2017 were as follows (in thousands):

	Total Minimum Payments	Non-cancelable Subleases(1)	Net Minimum Payments
2018	$53,369	$(21,109)	$32,260
2019	52,929	(20,664)	32,265
2020	51,102	(18,756)	32,346
2021	47,482	(15,212)	32,270
2022	37,320	(8,724)	28,596
Years subsequent to 2022	59,238	(8,868)	50,370
____________________

(1)	The total minimum offsetting payments to be received under existing long-term bareboat charter-out arrangements and other non-cancelable subleases.
As of December 31, 2017, the Company bareboat chartered four petroleum and chemical carriers, five harbor tugs and five ocean liquid tank barges, time chartered four petroleum and chemical carriers, four PCTCs, three inland river towboats, three barges, one offshore tug and one inland river harbor boat, and leased out various other property and equipment with terms ranging from one to 16 years. As of December 31, 2017, the Company’s future minimum lease rentals under these arrangements in each of the years ended December 31 were as follows (in thousands):

	Total Minimum Rentals	Leased-in Obligations(1)	Net Lease Rentals
2018	$166,335	$(37,316)	$129,019
2019	155,424	(37,137)	118,287
2020	120,109	(36,986)	83,123
2021	91,852	(35,053)	56,799
2022	47,007	(29,077)	17,930
Years subsequent to 2022	70,680	(50,370)	20,310
____________________

(1)	The total payments to be made under existing non-cancelable leases for the property and equipment subject to these future minimum rentals.

17.	SEGMENT INFORMATION
The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2017
Operating Revenues:
External customers	352,876	175,496	49,055	464	—	577,891
Intersegment	—	—	101	—	(101)	—
	352,876	175,496	49,156	464	(101)	577,891
Costs and Expenses:
Operating	195,285	133,880	32,017	—	(301)	360,881
Administrative and general	36,548	16,558	13,438	831	35,731	103,106
Depreciation and amortization	46,073	25,852	819	—	2,314	75,058
	277,906	176,290	46,274	831	37,744	539,045
Gains (Losses) on Asset Dispositions and Impairments, Net	(323)	11,960	—	—	—	11,637
Operating Income (Loss)	74,647	11,166	2,882	(367)	(37,845)	50,483
Other Income (Expense):
Derivative gains, net	—	—	—	—	19,727	19,727
Foreign currency gains (losses), net	(130)	272	50	6	125	323
Other, net	327	—	—	(301)	230	256
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	7,664	(5,191)	174	305	—	2,952
Segment Profit (Loss)	82,508	6,247	3,106	(357)
Other Income (Expense) not included in Segment Profit						(35,584)
Less Equity in Earnings included in Segment Profit						(2,952)
Income Before Taxes and Equity Earnings						35,205

Capital Expenditures	80,006	34,322	60	—	207	114,595

As of December 31, 2017
Property and Equipment:
Historical cost	875,090	445,293	1,227	—	30,131	1,351,741
Accumulated depreciation	(299,528)	(181,573)	(938)	—	(20,505)	(502,544)
	575,562	263,720	289	—	9,626	849,197
Construction in progress	25,986	2,742	—	—	—	28,728
	601,548	266,462	289	—	9,626	877,925
Investments, at Equity, and Advances to 50% or Less Owned Companies	52,003	66,479	777	54,182	—	173,441
Inventories	2,352	1,934	91	—	—	4,377
Goodwill	1,852	2,403	28,506	—	—	32,761
Intangible Assets	10,293	10,486	7,327	—	—	28,106
Other current and long-term assets, excluding cash and near cash assets(1)	49,498	71,500	28,398	1,391	9,611	160,398
Segment Assets	717,546	419,264	65,388	55,573
Cash and near cash assets(1)						336,328
Total Assets						1,613,336
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities and construction reserve funds.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2016
Operating Revenues:
External customers	229,643	167,543	42,797	482	—	440,465
Intersegment	—	—	119	—	(119)	—
	229,643	167,543	42,916	482	(119)	440,465
Costs and Expenses:
Operating	122,631	124,460	28,561	—	(397)	275,255
Administrative and general	27,825	14,616	16,214	1,001	26,706	86,362
Depreciation and amortization	31,162	26,327	1,539	—	3,537	62,565
	181,618	165,403	46,314	1,001	29,846	424,182
Gains (Losses) on Asset Dispositions and Impairments, Net	411	3,193	(29,587)	—	—	(25,983)
Operating Income (Loss)	48,436	5,333	(32,985)	(519)	(29,965)	(9,700)
Other Income (Expense):
Derivative losses, net	—	—	—	—	(14,131)	(14,131)
Foreign currency gains (losses), net	(18)	1,722	(181)	(1)	(78)	1,444
Other, net	(6,224)	(4)	—	(12,608)	120	(18,716)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(4,697)	(15,944)	305	(704)	—	(21,040)
Segment Profit (Loss)	37,497	(8,893)	(32,861)	(13,832)
Other Income (Expense) not included in Segment Loss						(51,133)
Less Equity Losses included in Segment Loss						21,040
Loss Before Taxes and Equity Earnings						(92,236)

Capital Expenditures	215,837	36,803	2	—	164	252,806

As of December 31, 2016
Property and Equipment:
Historical cost	727,602	419,714	1,559	—	29,681	1,178,556
Accumulated depreciation	(258,004)	(167,127)	(1,244)	—	(18,184)	(444,559)
	469,598	252,587	315	—	11,497	733,997
Construction in progress	233,214	13,003	—	—	(207)	246,010
	702,812	265,590	315	—	11,290	980,007
Investments, at Equity, and Advances to 50% or Less Owned Companies	51,620	69,181	566	54,094	—	175,461
Inventories	843	1,602	137	—	—	2,582
Goodwill	1,852	2,400	28,506	—	—	32,758
Intangible Assets	—	12,018	8,060	—	—	20,078
Other current and long-term assets, excluding cash and near cash assets(1)	29,801	88,165	14,284	11,193	21,576	165,019
Segment Assets	786,928	438,956	51,868	65,287
Cash and near cash assets(1)						410,777
Discontinued Operations						1,075,639
Total Assets						2,862,321
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities and construction reserve funds.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2015
Operating Revenues:
External customers	227,142	230,482	49,857	14,506	—	521,987
Intersegment	—	—	127	—	(127)	—
	227,142	230,482	49,984	14,506	(127)	521,987
Costs and Expenses:
Operating	129,039	168,015	21,899	13,054	(399)	331,608
Administrative and general	26,215	15,567	24,096	2,546	32,919	101,343
Depreciation and amortization	26,296	28,632	1,711	5	3,712	60,356
	181,550	212,214	47,706	15,605	36,232	493,307
Gains (Losses) on Asset Dispositions, Net	—	14,868	(27)	(232)	—	14,609
Operating Income (Loss)	45,592	33,136	2,251	(1,331)	(36,359)	43,289
Other Income (Expense):
Derivative gains (losses), net	—	294	—	(472)	2,099	1,921
Foreign currency losses, net	(30)	(3,726)	(36)	(11)	(922)	(4,725)
Other, net	2,053	—	19	33	295	2,400
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(18,782)	(31,200)	135	676	—	(49,171)
Segment Profit (Loss)	28,833	(1,496)	2,369	(1,105)
Other Income (Expense) not included in Segment Profit						(44,636)
Less Equity Losses included in Segment Profit						49,171
Loss Before Taxes and Equity Earnings						(1,751)

Capital Expenditures	134,581	69,736	409	—	(1,273)	203,453

As of December 31, 2015
Property and Equipment
Historical cost	454,144	485,144	3,338	—	30,700	973,326
Accumulated depreciation	(239,076)	(171,271)	(2,834)	—	(14,648)	(427,829)
	215,068	313,873	504	—	16,052	545,497
Construction in progress	335,113	17,807	—	—	(1,645)	351,275
	550,181	331,680	504	—	14,407	896,772
Investments, at Equity, and Advances to 50% or Less Owned Companies	64,499	81,363	344	54,887	—	201,093
Inventories	701	1,493	—	—	—	2,194
Goodwill	1,852	2,364	48,124	—	—	52,340
Intangible Assets	—	5,961	19,382	—	—	25,343
Other current and long-term assets, excluding cash and near cash assets(1)	28,359	72,180	14,780	16,014	7,014	138,347
Segment Assets	645,592	495,041	83,134	70,901
Cash and near cash assets(1)						582,633
Discontinued operations						1,286,697
Total Assets						3,185,419
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, marketable securities and construction reserve funds.

18.	DISCONTINUED OPERATIONS
The Company’s discontinued operations consist of SEACOR Marine and ICP, as following the Spin-off and sale, respectively, the Company has no continuing involvement in either of these businesses (see Note 1). Summarized selected operating results of the Company’s discontinued operations for the years ended December 31 were as follows (in thousands):

	2017	2016	2015
SEACOR Marine
Operating Revenues	$62,291	$215,636	$368,868
Costs and Expenses:
Operating	65,888	166,925	275,972
Administrative and general	29,682	49,308	53,085
Depreciation and amortization	22,181	58,069	61,729
	117,751	274,302	390,786
Gains (Losses) on Asset Dispositions and Impairments, Net	4,219	(116,222)	(17,017)
Operating Loss	(51,241)	(174,888)	(38,935)
Other Income (Expense), Net	1,780	(15,417)	(13,641)
Income Tax Benefit	(12,931)	(63,468)	(16,973)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,663	(6,314)	8,757
Net Loss	$(34,867)	$(133,151)	$(26,846)
Net Income (Loss) Attributable to Noncontrolling Interests	$(1,892)	$(1,103)	$403

ICP
Operating Revenues	$78,061	$177,401	$166,905
Costs and Expenses:
Operating	76,306	158,495	143,967
Administrative and general	2,140	3,011	2,307
Depreciation and amortization	2,354	4,299	3,902
	80,800	165,805	150,176
Operating Income (Loss)	(2,739)	11,596	16,729
Other Income, Net (including gain on sale of business)	20,557	4,520	6,150
Income Tax Expense	7,818	4,901	5,133
Net Income	$10,000	$11,215	$17,746
Net Income (Loss) Attributable to Noncontrolling Interests	$(539)	$3,688	$5,862

Eliminations
Operating Revenues	$(1,176)	$(2,517)	$(3,024)
Costs and Expenses:
Operating	(1,289)	(2,862)	(2,942)
Administrative and general	(42)	(100)	(124)
	(1,331)	(2,962)	(3,066)
Operating Income	155	445	42
Other Income, Net	1,738	3,732	608
Income Tax Expense	663	1,462	228
Net Income	$1,230	$2,715	$422

Loss from Discontinued Operations, Net of Tax	$(23,637)	$(119,221)	$(8,678)

19.	SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Supplemental information for the years ended December 31 was as follows (in thousands):

	2017	2016	2015
Income taxes paid	$6,152	$11,933	$23,791
Income taxes refunded	14,347	3,933	4,550
Interest paid, excluding capitalized interest	32,341	26,662	23,957
Schedule of Non-Cash Investing and Financing Activities:
Company financed sale of equipment and real property	—	7,950	1,768
Reclassification of Dorian to marketable securities	—	—	102,509
Distribution of Dorian shares to shareholders	31,379	—	—
Reclassification of deferred gains to property and equipment	5,954	—	—
Equipment received to settle notes receivable	—	2,500	—
Non-cash proceeds on the sale of property and equipment	—	2,000	—

20.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected financial information for interim quarterly periods is presented below (in thousands, except share data). Earnings per common share of SEACOR Holdings Inc. are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
2017
Operating Revenues	$185,515	$158,171	$115,791	$118,414
Operating Income	22,983	15,090	8,993	3,417
Income (Loss) from Continuing Operations	79,521	10,177	(456)	16,104
Income (Loss) from Discontinued Operations, Net of Tax	(487)	10,927	(28,629)	(5,448)
Net Income (Loss)	79,034	21,104	(29,085)	10,656
Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing Operations	$73,294	$6,634	$(6,782)	$9,703
Discontinued Operations	(487)	10,927	(26,026)	(5,620)
	$72,807	$17,561	$(32,808)	$4,083
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$4.15	$0.38	$(0.39)	$0.57
Discontinued Operations	(0.03)	0.62	(1.52)	(0.33)
	$4.12	$1.00	$(1.91)	$0.24
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$3.37	$0.38	$(0.39)	$0.56
Discontinued Operations	(0.02)	0.62	(1.52)	(0.32)
	$3.35	$1.00	$(1.91)	$0.24
2016
Operating Revenues	$126,196	$109,570	$99,647	$105,052
Operating Income (Loss)	(21,950)	5,609	1,802	4,839
Income (Loss) from Continuing Operations	(33,877)	(8,634)	(23,764)	(10,276)
Loss from Discontinued Operations, Net of Tax	(56,412)	(25,392)	(27,169)	(10,248)
Net Loss	(90,289)	(34,026)	(50,933)	(20,524)
Net Loss attributable to SEACOR Holdings Inc.:
Continuing Operations	$(35,823)	$(13,915)	$(27,215)	$(17,138)
Discontinued Operations	(57,926)	(25,888)	(27,944)	(10,048)
	$(93,749)	$(39,803)	$(55,159)	$(27,186)
Basic Loss Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$(2.11)	$(0.82)	$(1.61)	$(1.02)
Discontinued Operations	(3.41)	(1.53)	(1.65)	(0.60)
	$(5.52)	$(2.35)	$(3.26)	$(1.62)
Diluted Loss Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$(2.11)	$(0.82)	$(1.61)	$(1.02)
Discontinued Operations	(3.41)	(1.53)	(1.65)	(0.60)
	$(5.52)	$(2.35)	$(3.26)	$(1.62)

SEACOR HOLDINGS INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, 2016 and 2015
(in thousands)

Description	Balance Beginning of Year	Charges (Credits) to Cost and Expenses	Deductions(1)	Other(2)	Balance End of Year
Year Ended December 31, 2017
Allowance for doubtful accounts (deducted from trade and notes receivable)	$2,989	$(175)	$(424)	$—	$2,390
Year Ended December 31, 2016
Allowance for doubtful accounts (deducted from trade and notes receivable)	$1,307	$2,774	$(1,092)	$—	$2,989
Year Ended December 31, 2015
Allowance for doubtful accounts (deducted from trade and notes receivable)	$1,983	$842	$(994)	$(524)	$1,307
______________________

(1)	Trade receivable amounts deemed uncollectible that were removed from accounts receivable and allowance for doubtful accounts.

(2)	Other consists of balances from the consolidation or deconsolidation of certain Company subsidiaries.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Trailer Bridge, Inc.
Jacksonville, Florida

Opinion on the Financial Statements
We have audited the accompanying balance sheet of Trailer Bridge, Inc., (the “Company”), as of December 31, 2017, the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Pivot CPAs

We have served as the Company’s auditor since 2012.
Ponte Vedra Beach, Florida
February 20, 2018

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Stockholders
Trailer Bridge, Inc.

We have audited the accompanying financial statements of Trailer Bridge, Inc., (the “Company”), which comprise the balance sheet as of December 31, 2016 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2016 and 2015, and the related notes to the financial statements.
Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.
Auditor’s Responsibility
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trailer Bridge, Inc., as of December 31, 2016, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in accordance with accounting principles generally accepted in the United States of America.

/s/ Pivot CPAs

Ponte Vedra Beach, Florida
February 20, 2018

TRAILER BRIDGE, INC.
BALANCE SHEETS
(in thousands, except for share data)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$4,681	$3,423
Restricted cash	—	917
Trade receivables, less allowance for doubtful accounts of $1,605 and $817	25,504	16,661
Prepaid and other current assets	2,323	1,550
Total current assets	32,508	22,551

Property and equipment, net	73,454	79,961
Other assets	279	207
TOTAL ASSETS	$106,241	$102,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,666	$6,437
Accrued liabilities	9,317	4,219
Scan fee liability	—	1,168
Unearned revenue	938	746
Current portion of long-term debt	—	3,599
Total current liabilities	16,921	16,169

Long-term debt net of current portion	4,000	14,452
TOTAL LIABILITIES	20,921	30,621

Commitments and contingencies (Notes 7, 11)

Stockholders’ Equity:
Common stock, $.01 par value, 1,120,000 authorized	10	10
Warrants	—	1,417
Additional paid-in capital	137,940	136,523
Capital deficit	(52,630)	(65,852)
TOTAL STOCKHOLDERS’ EQUITY	85,320	72,098
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,241	$102,719

The accompanying notes are an integral part of these financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF OPERATIONS
(in thousands)

	Years Ended December 31,
	2017	2016	2015

OPERATING REVENUES	$144,326	$126,299	$132,460

OPERATING EXPENSES:
Salaries, wages and benefits	11,609	10,026	9,335
Purchased transportation and other rent	62,105	50,193	49,421
Fuel	12,877	10,222	13,124
Operating and maintenance	25,245	24,174	24,857
Dry-docking	408	8,820	1,185
Taxes and licenses	224	163	247
Insurance and claims	2,358	2,520	2,332
Communications and utilities	529	533	706
Depreciation and amortization	7,375	7,506	8,085
Gain on sale of property and equipment	(10)	(238)	(60)
Other operating expenses	6,775	6,942	6,358
	129,495	120,861	115,590

OPERATING INCOME	14,831	5,438	16,870

NONOPERATING (EXPENSE) INCOME:
Gain on repurchase of secured notes	—	3,863	—
Interest expense	(1,302)	(16,836)	(19,943)

INCOME (LOSS) BEFORE INCOME TAXES	13,529	(7,535)	(3,073)

INCOME TAX PROVISION	307	110	28

NET INCOME (LOSS)	$13,222	$(7,645)	$(3,101)

The accompanying notes are an integral part of these financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common Stock
	Shares	Amount	Warrants	Paid-In Capital	Capital Deficit	Total
JANUARY 1, 2015	52,731	$1	$1,417	$20,862	$(55,105)	$(32,825)
Net loss		—	—	—	(3,102)	(3,102)
DECEMBER 31, 2015	52,731	1	1,417	20,862	(58,207)	(35,927)
Stock issued in exchange for secured notes	914,823	9	—	115,661	—	115,670
Stock repurchase	(593)	—	—	—	—	—
Net loss	—	—	—	—	(7,645)	(7,645)
DECEMBER 31, 2016	966,961	10	1,417	136,523	(65,852)	72,098
Expiration of warrants	—	—	(1,417)	1,417	—	—
Net income	—	—	—	—	13,222	13,222
DECEMBER 31, 2017	966,961	$10	$—	$137,940	$(52,630)	$85,320

The accompanying notes are an integral part of these financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,222	$(7,645)	$(3,101)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,353	7,484	8,085
Amortization of debt financing costs	—	626	731
Provision for doubtful accounts	788	411	(192)
Gain on sale of property and equipment	(9)	(238)	(60)
Gain on extinguishment of secured notes	—	(3,863)	—
PIK interest on secured notes	43	14,947	16,355
(Increase) decrease in:
Trade receivables	(9,632)	(1,824)	(2,443)
Prepaid and other current assets	(772)	250	(44)
Other assets	(72)	21	71
Restricted cash	917	757	(612)
(Decrease) increase in:
Accounts payable	229	1,733	1,460
Accrued liabilities	5,098	942	(1,776)
Unearned revenue	(976)	(1,337)	1,631
Net cash provided by operating activities	16,189	12,264	20,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(894)	(1,369)	(693)
Proceeds from sale of property and equipment	57	356	314
Net cash used in investing activities	(837)	(1,013)	(379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	4,000	—	23,658
Payments on revolving line of credit	(6,696)	(8,000)	(9,000)
Proceeds from term loan credit facility	3,715	3,056	—
Repayments on term loan credit facility	(11,471)	—	(41,000)
Payment on repurchase of secured notes	(3,642)	(3,664)	—
Financing costs	—	—	(857)
Net cash used in financing activities	(14,094)	(8,608)	(27,199)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,258	2,643	(7,473)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,423	780	8,253
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,681	$3,423	$780

The accompanying notes are an integral part of these financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, except for share data)

	Years Ended December 31,
	2017	2016	2015
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,250	$1,003	$2,803
Cash paid for income taxes	100	—	31
NON-CASH FINANCING ACTIVITIES:
Repurchase of secured notes in exchange for 914,823 shares of common stock	—	116	—

The accompanying notes are an integral part of these financial statements

TRAILER BRIDGE, INC.
NOTES TO FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Trailer Bridge, Inc. (the "Company") is a domestic trucking and marine transportation company with contract and common carrier authority. Highway transportation services are offered in the continental United States, while marine transportation is offered between Jacksonville, Florida, San Juan, Puerto Rico, Puerto Plata, Dominican Republic and other Caribbean islands. The Company also earns revenue from chartering its vessels that are not in liner service to third party operators.
Cash and Cash Equivalents
The Company considers cash on hand and all highly liquid amounts on deposit with financial institutions with original maturities of three months or less to be cash equivalents. At times, such amounts on deposit may be in excess of the F.D.I.C. insurance limits of $250,000 per depositor at each financial institution. The Company had cash in excess of federally insured limits at December 31, 2017 of approximately $4.4 million.
Trade Receivables
The Company performs periodic credit evaluations of its customer’s financial condition and as a condition of the extension of credit customers agree that the Company shall have the right to exercise a lien against any shipment tendered. Receivables are generally due within 30 days. Credit losses have been within management’s expectations. The Company records a monthly provision based on specific known collectability problems, historical losses, and current economic information. It is the Company’s policy to write off receivables once it is determined that additional efforts of collection will not result in the collection of the receivable.
Property and Equipment
Property and equipment were restated as of April 1, 2012 to their estimated fair value in accordance with reorganization. Property and equipment acquired after April 1, 2012 are recorded at cost. Property and equipment are depreciated to their estimated salvage values on a straight-line method based on the following estimated useful lives:

Years
Buildings and structures	30-40
Office furniture and equipment	6-10
Leasehold improvements	2-12
Freight equipment:	7-40
Vessels	20-40
Containers, Chassis and Vehicle Transport Modules ® (“VTM’s”)	7-20
Trailers	12
Leasehold improvements and equipment under capital leases are amortized over the lesser of the estimated lives of the asset or the lease terms.
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by net undiscounted cash flows expected to be generated by the assets. An impairment loss is recognized if the carrying value exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Revenue Recognition and Classification
In accordance with Accounting Standard Codification (“ASC”) 605-20-25-13, “Services for Freight-in-Transit at the End of a Reporting Period”, the Company recognizes voyage revenue ratably over the duration of a voyage based on the relative transit time in each reporting period commonly referred to as the “percentage of completion” method. Voyage expenses are recognized as incurred. The Company has in place vessel fuel surcharges that are stipulated in the Company’s tariff in addition to a quarterly fluctuating fuel scale at predetermined levels based upon the price of fuel. The fuel surcharge is distinguished from freight revenues and is reported in the Company’s operating revenue on the percentage of complete method. Fuel surcharge was approximately $24.7 million, $24.9 million and $30.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Net demurrage and charter hire revenue are included in Operating Revenues. Net demurrage is a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt. Charterhire is rental revenue for vessels not in use in a liner service. The Company recognizes demurrage and charterhire revenue based on negotiated fees included in the contracts of its customers. These amounts are computed daily and recognized as incurred.
Also included in Operating Revenue, the Company recognizes revenue earned on its logistics business upon delivery. Additionally, logistics revenue is reported on a gross basis versus a net basis in accordance with ASC 605-45, “Revenue Recognition - Principal Agent Considerations”. The Company reports logistics revenue on a gross basis because it bears the risks and benefits associated with revenue-generated activities by, among other things, acting as a principal in the transaction, establishing prices, managing all aspects of the shipping process, and bearing credit risk with customer collections. Logistics revenue was approximately $19.1 million, $12.7 million, and $10.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Income Taxes
ASC 740-10 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Under ASC 740-10, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date.
For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company recognizes the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the Company’s financial statements.
Dry-dock Costs
The Company expenses maintenance and repair costs, including regulatory dry-docking of its vessels, as incurred.
Advertising Costs
The Company’s advertising costs are expensed as incurred and recorded as part of other operating expenses in the statements of operations. Advertising costs for the years ended December 31, 2017, 2016, and 2015 was $92,214, $19,605 and $37,399 respectively.
Use of Estimates
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This amendment supersedes existing accounting standards and creates a single framework for revenue recognition. ASU 2014-09 is effective for fiscal years beginning after December 15, 2018 and requires either a retrospective application to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is assessing the effects of this new standard and has not determined what effect this standard may have on its financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 provides specific guidance on the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The adoption of this guidance requires a retrospective transition method to each period presented. The Company does not expect the adoption of ASU 2016-18 will have a material impact on the Company's financial statements.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Subtopic 606), to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross versus net. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. The effective date of this new standard is the same as ASU No. 2014-09 discussed above. The Company is assessing the effect this standard may have on its financial statements.
In February 2016, the FASB issued ASU No. 2016-02 Leases (topic 842). The amendment requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. ASU 2016-02 will also require disclosures to clarify the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 31, 2019 and early application is permitted. The Company is currently assessing the impact that this new standard may have on its financial statements.
2. RESTRICTED CASH
During October 2013, legislation was passed in Puerto Rico prohibiting the Puerto Rico Port Authority from charging a shipping company an enhanced security scan fee for scanning inbound cargo containers at the ports of Puerto Rico if the containers are not actually scanned. The Puerto Rico Port Authority appealed this ruling and a final decision from the appellate court upheld the original ruling. In accordance with an agreement with Puerto Rico, the Company agreed to deposit all payments made by its customers for scan fees on containers never scanned into an enhanced security escrow account. At December 31, 2016, the Company had recorded a scan fee liability of approximately $1.1 million, respectively, for scan fee surcharges billed to customers for inbound containers that were never scanned. Approximately $0.9 million of the billed scan fee surcharges had been collected and deposited in an escrow account and recorded as restricted cash on the balance sheet at December 31, 2016. During 2017, the Company recognized the $1.1 million as revenue. As of December 31, 2017, there are no outstanding accounts associated with the disputed scan fee activity.
3. WARRANTS
In connection with a reorganization during 2012, the Company authorized 12,098 and issued 8,590 Series A warrants and authorized 8,972 and issued 6,370 Series B warrants to certain holders of prepetition common stock. The fair value of the Series A and Series B warrants was $115.19 and $67.25 respectively, and was determined utilizing the Black-Scholes model based on a five year exercise term ending April 2, 2017, common stock price of $353.69, annual volatility of 60%, and a risk free interest rate of 1.06%.
All warrants were attached to the new common stock of the successor company. The Series A warrants entitle the holders to purchase, in the aggregate, up to 8,590 common shares at an exercise price of $747.66 per common share. The Series B warrants entitle the holders to purchase, in the aggregate, up to 6,370 shares of common stock at an exercise price of $1,424.07 per common share.
At the option of the warrant holders, payment of the exercise price may be by cashless exercise at any time after the common stock is listed on a United States national securities exchange. The holders of at least ten percent of the warrants may require the Company to obtain an independent valuation of the common stock at any time, but only once, prior to the earlier of a listing on a securities exchange or 120 days prior to the expiration of the exercise term.
On April 2, 2017, all outstanding warrants expired without exercise and the balance of $1.4 million was transferred to Additional Paid In Capital.
4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31, (in thousands):

December 31,	2017	2016
Vessels	$76,416	$76,416
Containers	18,527	18,374
Chassis	9,380	9,510
Leasehold improvements	5,297	5,262
Buildings and structures	2,468	2,458
Land	2,200	2,200
Office furniture and equipment	3,351	2,952
Construction in process	352	98
	117,991	117,270
Less accumulated depreciation and amortization	(44,537)	(37,309)
	$73,454	$79,961
Depreciation and amortization expense on property and equipment was approximately $7.4 million, $7.5 million, and $8.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

5. ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31 (in thousands):

December 31,	2017	2016
Marine expense	$3,441	$966
Accrued trade payables	1,131	811
Purchased transportation	3,011	1,287
Salaries and wages	652	321
Director fees	300	300
Fringe benefits	309	253
Rent	189	203
Taxes	284	78
	$9,317	$4,219
6. LONG TERM DEBT
Long term debt consists of the following at December 31, (in thousands):

December 31,	2017	2016
(A) Secured Notes	$—	$3,599
(B) Term loan credit facility	—	7,756
(C) Wells Fargo credit agreement	4,000	6,696
Total debt	4,000	18,051
Less current portion of debt	—	(3,599)
Long-term debt	$4,000	$14,452
(A) Secured Notes
At December 31, 2015 the secured notes consists of approximately $65 million in original notes plus $46.9 million in paid-in-kind (“PIK”) notes held by entities holding approximately 93% of the Company’s common stock. The Company could, at its option, elect to pay interest on the secured notes entirely in cash or entirely in PIK notes. Generally, interest paid with PIK notes was at an annual rate of 12% plus LIBOR.
On October 7, 2016 Trailer Bridge announced an Exchange and Tender offer (the “Offer”) which had a final expiration date of December 16, 2016 with a funding date of December 23, 2016. The first part of the Offer was a cash offer in which secured notes would be repurchased at 50 cents per dollar of secured note delivered. The result of the cash offer was the repurchase of $5,991,368 in secured notes and recognized recognition on the repurchase of secured notes of approximately $2,996,000. The second part of the Offer effective December 23, 2016, was an equity exchange in which secured notes were to be exchanged for equity at a rate of 7.9 shares per $1,000 of secured notes. The holders of the exchanged notes were stockholders of the Company prior to the exchange. The result of the exchange offer was the issuance of 914,823 shares of common stock in exchange for approximately $115.7 million in secured notes. The Company did not recognize gain or loss on the exchange.
Effective December 27, 2016, the Company separately repurchased $1,535,397 in secured notes plus 593 shares of common stock for cash in the amount of $667,897. The Company recognized a gain of approximately $867,500 on the repurchase.
On January 26, 2017, the Company repurchased all of the remaining secured notes plus interest for cash in the amount of $3,641,961. The Company did not recognize gain or loss on the exchange.

The summary of the exchange and cash repurchases of secured notes is as follows (in thousands):

Balance of secured notes at January 1, 2016	$111,850
PIK interest credited during 2016	14,946
Repurchase of secured notes in cash	(5,991)
Repurchase of secured notes in exchange for equity	(115,671)
Secondary repurchase of secured notes	(1,535)
Balance of secured notes at December 31, 2016	3,599
PIK interest credited during 2017	43
Repurchase of secured notes in cash	(3,642)
Balance of secured notes at December 31, 2017	$—
(B) Term Loan Credit Facility
The Company entered into a term loan credit facility with certain stockholders in an aggregate principal amount not to exceed $16.1 million. The credit facility, as amended October 10, 2016, matured in November 2020 and included interest at a fixed rate of 12%. On November 21, 2017 the Company repaid the credit facility in full and the facility was extinguished.
(C) Wells Fargo Credit Agreement
The Company entered into a credit agreement (the “Revolver”) with a total credit facility of $30 million. Generally, interest is at the LIBOR rate plus an applicable rate margin of from 3% to 3.50%. The Revolver is secured by a first lien on all Company assets excluding barges. Debt covenants as defined in the agreement include certain compliance, financial, and equipment covenants. The Revolver matures May 29, 2020.
7. OPERATING LEASES
The Company has various operating lease agreements principally for land leases, office facilities, charterhire, tug charter and equipment.
The Company has a long term lease agreement with the Port Authority of Jacksonville for premise and ramp usage expiring in 2023 with two renewal options of five years each. Annual rent is approximately $1.2 million with additional rent if the Company does not achieve minimum tonnage throughput at the port. During the years ended December 31, 2017, 2016 and 2015, the Company exceeded the minimum tonnage requirement under this lease agreement.
The Company leases for tug charterhire include the use of the tug and labor associated with tug charters. In addition, the Company is responsible for all fuel costs associated with its tug charter hire agreements. Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2017, are as follows (in thousands):

Years ending December 31,
2018	$6,082
2019	2,175
2020	1,898
2021	1,898
2022	1,879
Thereafter	1,694
$15,626
Included in the amounts in the table above is tug charter hire of approximately $3.9 million in 2018.
Rent expense for all operating leases, including leases with terms of less than one year, was approximately $18.2 million, $18.1 million and $17.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is recorded as a part of purchased transportation and other rent in the accompanying statements of operations.

Included in rent expense was approximately $15.1 million, $14.8 million and $14.7 million related to tug charter hire for the years ended December 31, 2017, 2016 and 2015, respectively, including related party expense as follows (in thousands):

Years ending December 31,	2017	2016	2015
Seabulk Towing - related party	$3,022	$—	$376
SEAJON II - related party	—	3,054	3,629
All other rent	12,038	11,726	10,719
	$15,060	$14,780	$14,724

8. INCOME TAXES
The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay an alternate tax on qualifying shipping activities of its U.S. flag vessels rather than the traditional federal corporate income tax on the taxable income from such vessels. The Company made a Section 1354 election to be taxed under this alternate tonnage tax regime on its 2007 federal tax return. This election applies to all subsequent federal income tax returns unless the Company revokes this tax treatment.
As a result of the Section 1354 election, the Company is not able to utilize its Federal net operating losses (“NOL’s”) for qualifying taxable income under the alternate tonnage tax regime, however NOL’s may be utilized for taxable income from other services not generated from qualifying shipping activities and reported as traditional federal taxable income. As of December 31, 2017, the Company has available federal NOL’s related to non-tonnage tax eligible activities of approximately $74 million.
Taking into consideration continuing operating losses related to non-tonnage tax eligible activities, the Company determined that it is not more likely than not that available federal NOL’s and other net deferred tax assets will be utilized and therefore has fully reserved its net deferred tax assets, including Federal NOL’s as of December 31, 2017 and 2016.
States do not recognize the alternate tonnage tax election and therefore the Company files traditional state corporate income tax returns. The Company had state NOL’s of approximately $49.8 million and $57.8 million at December 31, 2017 and 2016, respectively, which began expiring in 2015 and will continue through 2036. Taking into consideration recent operating losses, the Company determined that it is not more likely than not that available state NOL’s will be utilized and therefore has fully reserved the deferred tax assets related to the state NOL’s as of December 31, 2017 and 2016.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax system including a Federal corporate rate reduction from 35% to 21% and changes in business-related exclusions, and deductions and credits. As a result of the rate change, the Company reduced its net deferred income tax assets by approximately $8.5 million with an offsetting reduction to its net deferred income tax reserve.
Puerto Rico
On June 30, 2013, Puerto Rico enacted the Tax Burden Adjustment and Redistribution Act (“TBARA”). TBARA impacted income tax and imposed a new tax on gross income as part of the alternative minimum tax (AMT) regime. On February 18, 2014, the Company submitted a request to the Puerto Rico Treasury Department for relief from the new AMT regime. In January 2015, the Company entered into a Closing Agreement with the Puerto Rico Treasury Department in which partial relief was granted from the new AMT regime for tax years 2013, 2014 and 2015. In accordance with the Closing Agreement, the Company recorded no provision for 2015 TBARA income taxes. During 2016, certain provisions of TBARA were held to be unconstitutional by the First Circuit Court of Appeals of Puerto Rico and the Company calculated its 2017 and 2016 Puerto Rico tax liability after adjusting for the portions of the TBARA Act that were found to be unconstitutional.
The Company had Puerto Rico NOL’s of approximately $84 million and $86 million at December 31, 2017 and 2016, respectively, which begin expiring in 2023 through 2024. Taking into consideration recent operating losses, the Company determined that it is not more likely than not that available Puerto Rico NOL’s will be utilized and therefore has fully reserved the Puerto Rico NOL’s as of December 31, 2017 and December 31, 2016.

The provision for income taxes is comprised of the following for the years ended December 31, (in thousands):

Years ended December 31,	2017	2016	2015
Current:
Federal tonnage tax	$27	$23	$26
State income tax	2	(1)	2
Foreign	278	88	—
	307	110	28
Deferred:
State	45	248	(58)
	45	248	(58)
Change in state valuation allowance	(45)	(248)	58
Total income tax provision	$307	$110	$28
The Company files U.S. federal and certain applicable U.S. state income tax returns. The Company also files an income tax return in the Commonwealth of Puerto Rico. Generally, the Company is no longer subject to U.S. federal tax examinations for years before the Company’s 2013 tax year. Management has reviewed and evaluated the relevant technical merits of each of its tax positions and determined that there are no uncertain tax positions that would have a material impact on these financial statements.
Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Under the tonnage tax method, temporary differences do not apply.
Significant components of U.S. federal and state deferred tax assets and liabilities as of December 31, are as follows (in thousands):

December 31,	2017	2016
Deferred tax assets:
Federal:
Net operating loss carryforwards	$15,536	$23,504
Senior Secured Note (PIK Interest)	—	49
Allowance for bad debts	47	33
Accrued Salaries & Vacation	5	23
Other	173	162
	15,761	23,771
State:
Net operating loss carryforwards	2,193	2,122
Senior Secured Note (PIK Interest)	—	20
Allowance for bad debts	32	14
Accrued vacation and other	6	11
	2,231	2,167
Deferred tax liabilities:
Federal:
Fixed assets	1,826	2,723
State:
Fixed assets	1,239	1,130

Net gross deferred tax assets	14,927	22,085
Federal valuation allowance	(13,935)	(21,048)
State valuation allowance	(992)	(1,037)
Net deferred tax assets	$—	$—

9. EMPLOYEE BENEFITS
The Company has a 401(k) Plan, which covers substantially all employees in the United States. Participants are permitted to make contributions of up to 25% of their compensation not to exceed certain limitations. The Company may make discretionary matching contributions to the Plan. In addition, the Company has a 165(e) Plan that covers substantially all employees in Puerto Rico.
The Company has an unqualified incentive bonus program and expensed bonuses of $1,266,581, $1,014,299, and $673,657 during the years ended December 31, 2017, 2016, and 2015, respectively, which was included in salaries, wages, and benefits in the accompanying statements of operations. Bonuses are based on employee performance as determined by the Board of Directors.
10. RELATED PARTY TRANSACTIONS
As described in Note 6, the holders of secured notes and the term loan are stockholders of the Company and the Company considers transactions with these stockholders to be related party transactions. Also, as described in Note 7, the Company incurred in aggregate, approximately $3 million, $3 million and $4 million during the years ended December 31, 2017, 2016 and 2015, respectively, for tug charter hire from Seabulk Towing and SEAJON II Towing, divisions of a stockholder of the Company and considered related parties.
11. COMMITMENTS AND CONTINGENCIES
The Company is involved in routine litigation and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
12. CONCENTRATION OF GEOGRAPHIC AND MARKET RISK
The Jones Act provides that all vessels operating between ports in the United States, including the noncontiguous areas of Puerto Rico, Alaska and Hawaii, must be built, owned, operated and crewed substantially by U.S. citizens. The Company cannot assure that the Jones Act will not be repealed or amended in the future. If the Jones Act were repealed or substantially amended and, as a consequence, competition was to increase in the Puerto Rico market, the Company’s business and cash flow could be adversely affected.
13. SUBSEQUENT EVENTS
The Company evaluated the accounting and disclosure requirements for subsequent events through February 20, 2018, the date of this report.