Form 10-Q
period 2018-03-31
SEACOR HOLDINGS INC /NEW/
filed 2018-04-26
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018              or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of April 23, 2018 was 18,174,556. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$272,522	$239,246
Restricted cash	2,982	2,982
Marketable securities	38,963	42,761
Receivables:
Trade, net of allowance for doubtful accounts of $2,752 and $2,390 in 2018 and 2017, respectively	111,083	110,465
Other	41,061	33,870
Inventories	3,821	4,377
Prepaid expenses and other	4,572	6,594
Total current assets	475,004	440,295
Property and Equipment:
Historical cost	1,354,989	1,351,741
Accumulated depreciation	(510,418)	(502,544)
	844,571	849,197
Construction in progress	15,528	28,728
Net property and equipment	860,099	877,925
Investments, at Equity, and Advances to 50% or Less Owned Companies	170,305	173,441
Construction Reserve Funds	36,790	51,339
Goodwill	32,807	32,761
Intangible Assets, Net	28,072	28,106
Other Assets	9,396	9,469
	$1,612,473	$1,613,336
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$77,634	$77,842
Accounts payable and accrued expenses	40,844	44,013
Other current liabilities	59,651	57,330
Total current liabilities	178,129	179,185
Long-Term Debt	495,863	501,505
Deferred Income Taxes	102,084	101,422
Deferred Gains and Other Liabilities	74,923	77,863
Total liabilities	850,999	859,975
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 38,855,188 and 38,656,505 shares issued in 2018 and 2017, respectively	389	387
Additional paid-in capital	1,576,657	1,573,013
Retained earnings	417,302	419,128
Shares held in treasury of 20,689,761 and 20,716,878 in 2018 and 2017, respectively, at cost	(1,367,433)	(1,368,300)
Accumulated other comprehensive income (loss), net of tax	96	(545)
	627,011	623,683
Noncontrolling interests in subsidiaries	134,463	129,678
Total equity	761,474	753,361
	$1,612,473	$1,613,336

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share data, unaudited)

	Three Months Ended March 31,
	2018	2017
		As Adjusted
Operating Revenues	$184,824	$136,319
Costs and Expenses:
Operating	131,777	93,117
Administrative and general	25,795	22,878
Depreciation and amortization	19,609	16,719
	177,181	132,714
Gains (Losses) on Asset Dispositions and Impairments, Net	7,045	(188)
Operating Income	14,688	3,417
Other Income (Expense):
Interest income	1,856	2,134
Interest expense	(8,563)	(10,304)
Debt extinguishment losses, net	(42)	—
Marketable security gains (losses), net	(3,798)	20,836
Derivative gains, net	—	2,830
Foreign currency gains, net	1,690	1,399
Other, net	283	(420)
	(8,574)	16,475
Income from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	6,114	19,892
Income Tax Expense (Benefit)	(281)	3,896
Income from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	6,395	15,996
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(837)	108
Income from Continuing Operations	5,558	16,104
Loss from Discontinued Operations, Net of Tax	—	(5,448)
Net Income	5,558	10,656
Net Income attributable to Noncontrolling Interests in Subsidiaries	4,917	6,573
Net Income attributable to SEACOR Holdings Inc.	$641	$4,083
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.04	$0.57
Discontinued operations	—	(0.33)
	$0.04	$0.24
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.04	$0.56
Discontinued operations	—	(0.32)
	$0.04	$0.24
Weighted Average Common Shares Outstanding:
Basic	17,969,970	17,074,043
Diluted	18,178,518	17,363,839

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands, unaudited)

	Three Months Ended March 31,
	2018	2017
Net Income	$5,558	$10,656
Other Comprehensive Income:
Foreign currency translation gains	644	664
Derivative losses on cash flow hedges	—	(9)
Reclassification of derivative losses on cash flow hedges to interest expense	—	12
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	—	190
Other	—	(7)
	644	850
Income tax expense	(3)	(264)
	641	586
Comprehensive Income	6,199	11,242
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	4,917	6,669
Comprehensive Income attributable to SEACOR Holdings Inc.	$1,282	$4,573

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Income (Loss)
December 31, 2017	$387	$1,573,013	$419,128	$(1,368,300)	$(545)	$129,678	$753,361
Impact of adoption of accounting principle	—	—	(2,467)	—	—	—	(2,467)
December 31, 2017, As Adjusted	387	1,573,013	416,661	(1,368,300)	(545)	129,678	750,894
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	867	—	—	867
Exercise of stock options	1	2,727	—	—	—	—	2,728
Director stock awards	—	20	—	—	—	—	20
Restricted stock	1	(1)	—	—	—	—	—
Amortization of share awards	—	898	—	—	—	—	898
Distributions to noncontrolling interests	—	—	—	—	—	(132)	(132)
Net income	—	—	641	—	—	4,917	5,558
Other comprehensive income	—	—	—	—	641	—	641
Three Months Ended March 31, 2018	$389	$1,576,657	$417,302	$(1,367,433)	$96	$134,463	$761,474

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Three Months Ended March 31,
	2018	2017
Net Cash Provided by Operating Activities of Continuing Operations	$12,907	$34,708
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(9,542)	(66,810)
Proceeds from disposition of property and equipment	15,852	40
Investments in and advances to 50% or less owned companies	(900)	(6,034)
Return of investments and advances from 50% or less owned companies	4,772	2
(Issuances of) payments received on third-party leases and notes receivable, net	150	(709)
Withdrawals from construction reserve funds	14,549	11,275
Business acquisitions, net of cash acquired	79	—
Net cash provided by (used in) investing activities of continuing operations	24,960	(62,236)
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt and capital lease obligations	(8,071)	(14,892)
Proceeds from issuance of long-term debt, net of issue costs	—	14,000
Common stock acquired for treasury	—	(7,569)
Proceeds from share award plans	3,595	6,340
Distributions to noncontrolling interests	(132)	—
Net cash used in financing activities of continuing operations	(4,608)	(2,121)
Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	17	401
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash from Continuing Operations	33,276	(29,248)
Cash Flows from Discontinued Operations:
Operating Activities	—	(20,407)
Investing Activities	—	(1,552)
Financing Activities	—	2,217
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	(98)
Net Decrease in Cash and Cash Equivalents from Discontinued Operations	—	(19,840)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	33,276	(49,088)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	242,228	258,887
Cash, Cash Equivalents and Restricted Cash, End of Period	275,504	209,799
Restricted Cash, End of Period	2,982	2,254
Cash and Cash Equivalents, End of Period	$272,522	$207,545

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The condensed consolidated financial information for the three months ended March 31, 2018 and 2017 has been prepared by the Company and has not been audited by its independent registered certified public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of March 31, 2018, its results of operations for the three months ended March 31, 2018 and 2017, its comprehensive income for the three months ended March 31, 2018 and 2017, its changes in equity for the three months ended March 31, 2018, and its cash flows for the three months ended March 31, 2018 and 2017. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “SEACOR” refers to SEACOR Holdings Inc. without its consolidated subsidiaries. Capitalized terms used and not specifically defined herein have the same meaning given those terms in the Company's Annual report on Form 10-K for the year ended December 31, 2017.
Adoption of New Accounting Standards. On January 1, 2018, the Company adopted Financial Accounting Standard Board (“FASB”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). As a consequence of adopting Topic 606, the Company now recognizes all of the operating revenues and expenses associated with the dry-cargo barge pools it manages along with additional operating expenses reflective of barge pool earnings attributable to third-party barge owners and not the Company in its capacity as manager. Under Topic 606, the Company determined it was a principal with respect to the third-party barge owners. Previously, the Company recognized operating revenues and expenses only for its proportionate share of the barge pools in which it participated, as it acted as an agent. All prior period results have been adjusted to reflect the retrospective adoption of Topic 606. The adoption of Topic 606 had no impact on previously reported operating income, net income or earnings per share.
On January 1, 2018, the Company adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which eliminates the deferral of the tax effects of intercompany asset sales other than inventory until the transferred assets are sold to a third party or recovered through use. As a result of the adoption of the standard, the deferred tax charges previously recognized from those sales resulted in a decrease in deferred tax assets and a cumulative adjustment to retained earnings of $2.5 million in the condensed consolidated balance sheet and statement of changes in equity as of January 1, 2018.
Discontinued Operations. On June 1, 2017, the Company completed the spin-off of SEACOR Marine Holdings Inc. (“SEACOR Marine”), the company that operated SEACOR’s Offshore Marine Services business segment (the “Spin-off”), by means of a dividend of all the issued and outstanding common stock of SEACOR Marine to SEACOR’s shareholders. SEACOR Marine is an independent company whose common stock is listed on the New York Stock Exchange under the symbol “SMHI.” For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of SEACOR Marine as discontinued operations (see Note 15).
On July 3, 2017, the Company completed the sale of its 70% interest in Illinois Corn Processing LLC (“ICP”), the company that operated SEACOR’s Illinois Corn Processing business segment. For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of ICP as discontinued operations (see Note 15).
Revenue Recognition. Revenue is recognized when (or as) the Company transfers promised goods or services to its customers in amounts that reflect the consideration to which the company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers control of the promised goods or services to its customers. Costs to obtain or fulfill a contract are expensed as incurred.

Revenue from Contracts with Customers. Ocean Services primarily earns revenues from voyage charters, contracts of affreightment, harbor and ocean towing services, unit freight transportation services and technical ship management agreements with vessel owners (see Note 14). Ocean Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Voyage charters are contracts to carry cargoes on a single voyage basis for a predetermined price, regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Harbor and ocean towing services typically include operating harbor tugs alongside oceangoing vessels to escort them to their berth, assisting with the docking and undocking of these oceangoing vessels and escorting them back out to sea. They are contracted using prevailing port tariff terms on a per-use basis. In the unit freight trade, transportation services typically include transporting shipping containers, rail cars, project cargoes, automobiles and U.S. military vehicles and are generally contracted on a per unit basis for the specified cargo and destination, typically in accordance with a publicly available tariff rate or based on a negotiated rate when moving larger volume over an extended period. Other operations primarily include technical ship management agreements whereby Ocean Services provides technical ship management services to third-party customers for a predetermined price over a specified period of time, typically a year or more.
Inland Services primarily earns revenues from contracts of affreightment, terminal operations, fleeting operations and repair and maintenance services (see Note 14). Inland Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Contracts of affreightment are contracts whereby customers are charged an established rate per ton to transport cargo from point-to-point. Terminal operations includes tank farms and dry bulk and container handling facilities that are marketed under contractual rates and terms driven by throughput volume. Fleeting operations includes fleeting services whereby barges are held in fleeting areas for an agreed-upon day rate and shifting services whereby harbor boats are used to pick up and drop off barges to assist in assembling tows and to move barges to and from the dock for loading and unloading at predetermined per-shift fees. Other operations primarily include a machine shop specializing in towboat and barge cleaning, repair and maintenance services that are charged on an hourly or a fixed fee basis depending on the scope and nature of the work.
Witt O’Brien’s earns revenues primarily from time and material and retainer contracts (see Note 14). Witt O’Brien’s transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Time and material contracts primarily relate to emergency response, debris management or consulting services that Witt O’Brien’s performs for a predetermined fee. Retainer contracts, which are nearly all with vessel services operators and oil companies, are contracted based on agreed-upon rates.
Contract liabilities from contracts with customers arise when the Company has received consideration prior to performance and are included in other current liabilities in the accompanying condensed consolidated balance sheet. The Company’s contract liability activity for the three months ended March 31 was as follows (in thousands):

2018
Balance at beginning of period	$983
Revenue deferred in the current period	6,483
Previously deferred revenue recognized in the current period	(415)
Balance at end of period	$7,051
Lease Revenues. The Company’s lease revenues are primarily from time charters, bareboat charters and non-vessel rental agreements that are recognized ratably over the lease term as services are provided, typically on a per day basis. Under a time charter, the Company provides a vessel to a customer for a set term and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, the Company provides a vessel to a customer for a set term and the customer assumes responsibility for all operating expenses and risks of operation. Under a non-vessel rental agreement, the Company provides non-vessel property or equipment to a customer for a set term and the customer assumes responsibility for all operating expenses and risks of operation.
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

As of March 31, 2018, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Petroleum and chemical carriers - U.S.-flag	25
Harbor and offshore tugs	25
Ocean liquid tank barges	25
Short-sea container/RORO(1) vessels	20
Dry bulk carriers - U.S.-flag	25
Inland river dry-cargo and specialty barges	20
Inland river liquid tank barges	25
Inland river towboats and harbor boats	25
Terminal and fleeting facilities	20
______________________

(1)	Roll On/Roll Off.
Equipment maintenance and repair costs including the costs of routine overhauls, dry-dockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the three months ended March 31, 2018, capitalized interest totaled $0.2 million.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying value and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. The Company’s estimates of undiscounted cash flows are highly subjective and actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the three months ended March 31, 2018, the Company did not recognize any impairment charges related to long-lived assets held for use. During the three months ended March 31, 2017, the Company recognized impairment charges of $0.4 million related to long-lived assets held for use.
Income Taxes. During the three months ended March 31, 2018, the Company’s effective income tax rate of (4.6)% was primarily due to taxes not provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, and income subject to the tonnage tax, partially offset by income taxes on foreign earnings that are not creditable against U.S. income taxes (see Note 6).
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

	2018	2017
Balance at beginning of period	$72,453	$82,423
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(2,557)	(3,626)
Amortization of deferred gains included in gains (losses) on asset dispositions and impairments, net	(518)	(605)
Balance at end of period	$69,378	$78,192

Accumulated Other Comprehensive Income. The components of accumulated other comprehensive income were as follows (in thousands):

	SEACOR Holdings Inc. Stockholders’ Equity		Noncontrolling Interests
	Foreign Currency Translation Adjustments	Total	Foreign Currency Translation Adjustments	Other Comprehensive Income
December 31, 2017	$(545)	$(545)	$(1,460)
Other comprehensive income	644	644	—	$644
Income tax expense	(3)	(3)	—	(3)
Three Months Ended March 31, 2018	$96	$96	$(1,460)	$641
Earnings Per Share. Basic earnings per common share of SEACOR is computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of SEACOR is computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock and if-converted methods. Dilutive securities for this purpose assumes restricted stock grants have vested, common shares have been issued pursuant to the exercise of outstanding stock options and common shares have been issued pursuant to the conversion of all outstanding convertible notes.
Computations of basic and diluted earnings per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended March 31,
	Net Income Attributable to SEACOR	Average O/S Shares	Per Share
2018
Basic Weighted Average Common Shares Outstanding	$641	17,969,970	$0.04
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	208,548
Convertible Notes(2)	—	—
Diluted Weighted Average Common Shares Outstanding	$641	18,178,518	$0.04
2017
Basic Weighted Average Common Shares Outstanding	$4,083	17,074,043	$0.24
Effect of Dilutive Share Awards:
Options and Restricted Stock(3)	—	289,796
Convertible Notes(4)	—	—
Diluted Weighted Average Common Shares Outstanding	$4,083	17,363,839	$0.24
______________________

(1)
For the three months ended March 31, 2018, diluted earnings per common share of SEACOR excluded 503,459 of certain share awards as the effect of their inclusion in the computation would be anti-dilutive. Diluted weighted average shares outstanding are calculated based on continuing operations.

(2)
For the three months ended March 31, 2018, diluted earnings per common share of SEACOR excluded 1,227,101 of common shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes and 2,895,516 of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

(3)
For the three months ended March 31, 2017, diluted earnings per common share of SEACOR excluded 903,720 of certain share awards as the effect of their inclusion in the computation would be anti-dilutive. Diluted weighted average shares outstanding are calculated based on continuing operations.

(4)
For the three months ended March 31, 2017, diluted earnings per common share of SEACOR excluded 1,885,772, of common shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes, 1,825,326 of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes and 2,243,500 of common shares issuable pursuant to the Company’s 3.75% Subsidiary Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

New Accounting Pronouncements. On February 25, 2016, the FASB issued a comprehensive new leasing standard, which is meant to improve transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The new standard is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is in the early stages of implementation and currently believes that the adoption will have a material impact on its financial statements. Specifically, the Company will be recording material right-of-use assets and lease liabilities for its equipment, office and land leases.
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
2. BUSINESS ACQUISITIONS
SCA. On March 1, 2018, the Company acquired Strategic Crisis Advisors LLC (“SCA”) for $1.3 million to be paid in two installments. The purchase price includes $0.8 million in contingent consideration that is dependent upon SCA meeting predetermined revenue targets for the twelve months following the acquisition date. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair value resulting in no goodwill being recorded.
Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisition for the three months ended March 31, 2018 was as follows (in thousands):

Trade and other receivables	$453
Intangible Assets	950
Accounts payable and other accrued liabilities(1)	(1,477)
Other current liabilities	(5)
Purchase price(2)	$(79)
______________________

(1)	Includes $1.3 million of consideration to be paid in two installments.

(2)	Purchase price is net of cash acquired totaling $0.1 million.
3. EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the three months ended March 31, 2018, capital expenditures were $9.5 million and primarily related to equipment ordered prior to 2018. Equipment deliveries during the three months ended March 31, 2018 included one U.S.-flag harbor tug and two foreign-flag short-sea container/RORO vessels.
During the three months ended March 31, 2018, the Company sold one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug, 32 dry-cargo barges, two inland river specialty barges and other equipment for net proceeds of $15.9 million and gains of $6.5 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $0.5 million.
4. INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
VA&E. VA&E primarily focuses on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product. The Company provides an uncommitted credit facility of up to $3.5 million and a subordinated loan of $3.5 million to VA&E. During the three months ended March 31, 2018, VA&E made repayments of $4.4 million and borrowed $0.9 million on the credit facility. As of March 31, 2018, the outstanding balance on the credit facility and subordinated loan was $3.6 million, inclusive of accrued and unpaid interest.
Other. The Company’s other 50% or less owned companies are primarily industrial aviation businesses in Asia. During the three months ended March 31, 2018, the Company received repayments on advances of $0.4 million. As of March 31, 2018, total advances outstanding were $2.0 million.
Subsequent to March 31, 2018, the Company disclosed that a subsidiary entered into a contract to sell its interest in Hawker Pacific Airservices Limited. The Company expects to receive approximately $70.0 million in cash at closing after estimated transaction costs.
5. LONG-TERM DEBT
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire SEACOR common stock, par value $0.01 per share (“Common Stock”), 7.375% Senior Notes, 3.0% Convertible Senior Notes, and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of March 31, 2018, the Company’s remaining repurchase authority for the Securities was $77.4 million.
As of March 31, 2018, the remaining principal amount outstanding of the Company’s 2.5% Convertible Senior Notes of $64.5 million is included in current liabilities as the holders may require the Company to repurchase these notes on May 31, 2018. In addition, the Company has the right to redeem the Notes at any time after May 31, 2018.
SEA-Vista Credit Facility. During the three months ended March 31, 2018, SEA-Vista made scheduled repayments of $0.8 million on the Term A-1 Loan and $1.4 million on the Term A-2 Loan. As of March 31, 2018, SEA-Vista had $55.0 million of remaining borrowing capacity under the Revolving Loan.
ISH Credit Facility. During the three months ended March 31, 2018, ISH repaid $5.7 million on the ISH Term Loan including $0.7 million of scheduled repayments. As of March 31, 2018, the ISH Credit Facility had $5.0 million of remaining borrowing capacity under the ISH Revolving Loan.
Other. During the three months ended March 31, 2018 the Company made scheduled payments on other long-term debt of $0.2 million.
Letters of Credit. As of March 31, 2018, the Company had outstanding letters of credit totaling $11.1 million with various expiration dates through 2019, including $0.7 million that have been issued on behalf of SEACOR Marine.
Guarantees. The Company has guaranteed the payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of March 31, 2018, these guarantees on behalf of SEACOR Marine totaled $58.2 million and decline as payments are made on the outstanding obligations.
The Company earns a fee of 50 basis points per annum on these guarantees and outstanding letters of credit. For the three months ended March 31, 2018 and 2017, the Company earned fees of $0.1 million and $0.2 million, respectively.
6. INCOME TAXES
The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the three months ended March 31, 2018:

Statutory rate	21.0%
Income subject to tonnage tax	(6.6)%
Noncontrolling interests	(16.9)%
Foreign earnings not subject to U.S. income tax	(14.0)%
Foreign taxes not creditable against U.S. income tax	6.6%
Subpart F income	2.1%
State taxes	3.1%
Other	0.1%
(4.6)%
7. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company recognized gains on derivative instruments not designated as hedging instruments for the three months ended March 31 as follows (in thousands):

	2018	2017
Exchange option liability on subsidiary convertible senior notes	$—	$2,628
Forward currency exchange, option and future contracts	—	202
	$—	$2,830
The exchange option liability on subsidiary convertible senior notes terminated as a consequence of the Spin-off as the notes became the sole obligation of SEACOR Marine and convertible only into the common stock of SEACOR Marine.

The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. As of March 31, 2018, there were no outstanding forward currency exchange contracts.
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
The Company’s financial assets and liabilities as of March 31, 2018 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$38,963	$—	$—
Construction reserve funds	36,790	—	—
______________________

(1)
Marketable security gains (losses), net include unrealized losses of $3.8 million and gains of $12.1 million for the three months ended March 31, 2018 and 2017, respectively, related to marketable security positions held by the Company as of March 31, 2018.

The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2018 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$275,504	$275,504	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,300	see below
Notes receivable from third parties (included in other receivables and other assets)	2,507	922	1,542	—
LIABILITIES
Long-term debt, including current portion(1)	$573,497	$—	$590,968	$—
______________________

(1)	The estimated fair value includes the embedded conversion options on the Company’s 3.0% Convertible Senior Notes.
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
9. STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Securities through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of March 31, 2018, the Company’s repurchase authority for the Securities was $77.4 million.
10. NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests			March 31, 2018	December 31, 2017
Ocean Services:
SEA-Vista	49%			$133,473	$128,550
Inland Services:
Other	3.0%	–	51.8%	840	977
Other	5.0%			150	151
				$134,463	$129,678
SEA-Vista. SEA-Vista owns and operates the Company’s fleet of U.S.-flag petroleum and chemical carriers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products. As of March 31, 2018, the net assets of SEA-Vista were $272.4 million. During the three months ended March 31, 2018, the net income of SEA-Vista was $10.0 million, of which $4.9 million was attributable to noncontrolling interests. During the three months ended March 31, 2017, the net income of SEA-Vista was $13.1 million, of which $6.4 million was attributable to noncontrolling interests.
11. MULTI-EMPLOYER AND DEFINED BENEFIT PENSION PLANS
AMOPP. During the three months ended March 31, 2018, the Company received notification from the AMOPP that the Company’s withdrawal liability as of September 30, 2017 would have been $34.4 million based on an actuarial valuation performed as of that date. That liability may change in future years based on various factors, primarily employee census. As of March 31, 2018, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
12. SHARE BASED COMPENSATION
Transactions in connection with the Company’s share based compensation plans during the three months ended March 31, 2018 were as follows:

Director stock awards granted	500
Employee Stock Purchase Plan (“ESPP”) shares issued	27,117
Restricted stock awards granted	119,100
Stock Option Activities:
Outstanding as of December 31, 2017	1,546,014
Granted	31,635
Exercised	(79,083)
Outstanding as of March 31, 2018	1,498,566
Shares available for future grants and ESPP purchases as of March 31, 2018	717,913
13. COMMITMENTS AND CONTINGENCIES
The Company's capital commitments as of March 31, 2018 by year of expected payment were as follows (in thousands):

	Remainder of 2018	2019	Total
Ocean Services	$148	$—	$148
Inland Services	2,910	757	3,667
	$3,058	$757	$3,815
Ocean Services’ and Inland Services’ capital commitments included other equipment and various vessel improvements. Subsequent to March 31, 2018, the Company committed to purchase one previously leased-in harbor tug and other equipment for $13.3 million.
During 2012, the Company sold National Response Corporation (“NRC”), NRC Environmental Services Inc., SEACOR Response Ltd., and certain other subsidiaries to J.F. Lehman & Company, a private equity firm (the “SES Business Transaction”).
On December 15, 2010, O’Brien’s Response Management L.L.C. (“ORM”) and NRC were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico, which is currently pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserted various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order. The Company has continually taken the position that all of the B3 claims asserted against it, ORM, and NRC have no merit. On February 16, 2016, all but eleven B3 claims against ORM and NRC were dismissed with prejudice (the “B3 Dismissal Order”). On August 2, 2016, the Court granted an omnibus motion for summary judgment as it concerns ORM and NRC in its entirety, dismissing the remaining eleven plaintiffs’ against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). The deadline to appeal both of these orders has expired.
Both prior to and since the issuance of the B3 Dismissal Order and the Remaining Eleven Plaintiffs’ Dismissal Order, a number of individual actions in the MDL have been dismissed or otherwise resolved. At present, the only remaining claim is the following:

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
On July 18, 2017, the Court issued an order dismissing all remaining “B3” claims in the MDL with prejudice, with the exception of certain claims specifically listed on an exhibit annexed to the order (the “Master MDL B3 Dismissal Order”). Nathan Fitzgerald, the decedent in the Fitzgerald Action, was listed on the exhibit annexed to the Master MDL B3 Dismissal Order. The Court has since issued a list of those plaintiffs compliant with its previous orders and thus whose “B3” claims remain pending; the last version of this compliance list was issued on April 6, 2018 and the claim for the decadent in the Fitzgerald Action remains listed as a pending claim. The Company is unable to estimate the potential exposure, if any, resulting from this matter, to the extent it remains viable, but believes it is without merit and does not expect that it will have a material effect on its consolidated financial position, results of operations or cash flows.
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
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company (“BP America”) and (collectively “BP”) and the Plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, Plaintiffs’ economic loss claims and clean-up related claims against BP. Both settlements were granted final approval by the Court, all appeals have concluded, and the deadline for submitting claims with respect to both settlements has passed. Although neither the Company, ORM, nor NRC are parties to the settlement agreements, the Company, ORM, and NRC are listed as released parties on the releases accompanying both settlement agreements. Consequently, class members who did not file timely requests for exclusion are barred from pursuing economic loss, property damage, personal injury, medical monitoring, and/or other released claims against the Company, ORM, and NRC. The Company believes these settlements have reduced the potential exposure in connection with the various cases relating to the Deepwater Horizon oil spill response and clean-up and continues to evaluate the settlements’ impacts on these cases.
In the ordinary course of the Company’s business, it may agree to indemnify its counterparty to an agreement. If the indemnified party makes a successful claim for indemnification, the Company would be required to reimburse that party in accordance with the terms of the indemnification agreement. Indemnification agreements generally, but not always, are subject to threshold amounts, specified claim periods and other restrictions and limitations.
In connection with the SES Business Transaction, the Company remains contingently liable for work performed in connection with the Deepwater Horizon oil spill response. Pursuant to the agreement governing the sale, the Company’s potential liability to the purchaser may not exceed the consideration received by the Company for the SES Business Transaction. The Company is currently indemnified under contractual agreements with BP for the potential liabilities relating to work performed in connection with the Deepwater Horizon oil spill response.
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
14. SEGMENT INFORMATION
Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Certain reclassifications and adjustments of prior period information have been made to conform the current period’s reportable segment presentation as a result of the Company’s presentation of discontinued operations and the adoption of Topic 606 (see Notes 1 and 15). The Company’s basis of measurement of segment profit or loss is as previously defined in the Company’s Annual report on Form 10-K for the year ended December 31, 2017. Accounting standards also require companies to disaggregate revenues from contracts with customers into categories to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2018
Operating Revenues:
External customers	102,384	55,921	26,403	116	—	184,824
Intersegment	—	—	29	—	(29)	—
	102,384	55,921	26,432	116	(29)	184,824
Costs and Expenses:
Operating	65,333	48,181	18,306	—	(43)	131,777
Administrative and general	10,549	3,312	5,367	186	6,381	25,795
Depreciation and amortization	12,645	6,234	301	—	429	19,609
	88,527	57,727	23,974	186	6,767	177,181
Gains on Asset Dispositions, Net	1,883	5,162	—	—	—	7,045
Operating Income (Loss)	15,740	3,356	2,458	(70)	(6,796)	14,688
Other Income (Expense):
Foreign currency gains (losses), net	(51)	1,703	2	—	36	1,690
Other, net	283	—	—	—	—	283
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	315	(2,454)	135	1,167	—	(837)
Segment Profit	16,287	2,605	2,595	1,097
Other Income (Expense) not included in Segment Profit						(10,547)
Less Equity Losses included in Segment Profit						837
Income Before Taxes, Equity Losses and Discontinued Operations						6,114

Capital Expenditures	7,516	1,899	—	—	127	9,542

As of March 31, 2018
Property and Equipment:
Historical cost	890,040	433,590	1,227	—	30,132	1,354,989
Accumulated depreciation	(309,371)	(179,152)	(961)	—	(20,934)	(510,418)
	580,669	254,438	266	—	9,198	844,571
Construction in progress	11,707	3,821	—	—	—	15,528
Net property and equipment	592,376	258,259	266	—	9,198	860,099
Investments, at Equity, and Advances to 50% or Less Owned Companies	53,620	64,744	734	51,207	—	170,305
Inventories	1,732	2,039	50	—	—	3,821
Goodwill	1,852	2,449	28,506	—	—	32,807
Intangible Assets	9,961	10,112	7,999	—	—	28,072
Other current and long-term assets, excluding cash and near cash assets(1)	57,593	54,531	43,563	1,770	8,655	166,112
Segment Assets	717,134	392,134	81,118	52,977
Cash and near cash assets(1)						351,257
Total Assets						1,612,473
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities and construction reserve funds.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2018
Revenues from Contracts with Customers:
Voyage charters	16,501	—	—	—	—	16,501
Contracts of affreightment	5,006	40,710	—	—	—	45,716
Harbor & ocean towing	18,001	—	—	—	—	18,001
Unit freight	13,384	—	—	—	—	13,384
Terminal operations	—	8,561	—	—	—	8,561
Fleeting operations	—	4,164	—	—	—	4,164
Time and material contracts	—	—	23,625	—	—	23,625
Retainer contracts	—	—	2,383	—	—	2,383
Other	852	588	424	116	(29)	1,951
Lease Revenues:
Time charter, bareboat charter and rental income	48,640	1,898	—	—	—	50,538
	102,384	55,921	26,432	116	(29)	184,824

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
		As Adjusted				As Adjusted
For the three months ended March 31, 2017
Operating Revenues:
External customers	67,639	60,574	7,990	116	—	136,319
Intersegment	—	—	18	—	(18)	—
	67,639	60,574	8,008	116	(18)	136,319
Costs and Expenses:
Operating	37,354	50,474	5,372	—	(83)	93,117
Administrative and general	7,088	3,792	3,219	154	8,625	22,878
Depreciation and amortization	9,161	6,592	202	—	764	16,719
	53,603	60,858	8,793	154	9,306	132,714
Gains (Losses) on Asset Dispositions and Impairments, Net	(421)	233	—	—	—	(188)
Operating Income (Loss)	13,615	(51)	(785)	(38)	(9,324)	3,417
Other Income (Expense):
Derivative gains, net	—	—	—	—	2,830	2,830
Foreign currency gains (losses), net	(5)	1,368	10	—	26	1,399
Other, net	(362)	—	—	(300)	242	(420)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,036	(2,378)	157	1,293	—	108
Segment Profit (Loss)	14,284	(1,061)	(618)	955
Other Income (Expense) not included in Segment Profit (Loss)						12,666
Less Equity Earnings included in Segment Profit (Loss)						(108)
Income Before Taxes, Equity Earnings and Discontinued Operations						19,892

Capital Expenditures	52,619	12,819	35	—	1,337	66,810

As of March 31, 2017
Property and Equipment:
Historical cost	872,285	433,382	1,559	—	29,493	1,336,719
Accumulated depreciation	(267,163)	(173,249)	(1,262)	—	(18,949)	(460,623)
	605,122	260,133	297	—	10,544	876,096
Construction in progress	127,734	12,014	34	—	—	139,782
Net property and equipment	732,856	272,147	331	—	10,544	1,015,878
Investments, at Equity, and Advances to 50% or Less Owned Companies	54,514	68,193	758	58,930	—	182,395
Inventories	1,086	1,812	153	—	—	3,051
Goodwill	1,852	2,429	28,506	—	—	32,787
Intangible Assets	—	11,642	7,877	—	—	19,519
Other current and long-term assets, excluding cash and near cash assets(1)	23,999	57,575	17,665	11,988	43,532	154,759
Segment Assets	814,307	413,798	55,290	70,918
Cash and near cash assets(1)						371,681
Discontinued Operations						1,174,908
Total Assets						2,954,978
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities and construction reserve funds.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2017
Revenues from Contracts with Customers:
Voyage charters	267	—	—	—	—	267
Contracts of affreightment	—	45,898	—	—	—	45,898
Harbor & ocean towing	17,273	—	—	—	—	17,273
Unit freight	11,368	—	—	—	—	11,368
Terminal operations	—	8,279	—	—	—	8,279
Fleeting operations	—	3,663	—	—	—	3,663
Time and material contracts	—	—	4,074	—	—	4,074
Retainer contracts	—	—	2,470	—	—	2,470
Other	171	752	1,464	116	(18)	2,485
Lease Revenues:
Time charter, bareboat charter and rental income	38,560	1,982	—	—	—	40,542
	67,639	60,574	8,008	116	(18)	136,319

15. DISCONTINUED OPERATIONS
The Company’s discontinued operations consist of SEACOR Marine and ICP as following the Spin-off and sale, respectively, the Company has no continuing involvement in either of these businesses (see Note 1). Summarized selected operating results of the Company’s discontinued operations were as follows (in thousands):

Three Months Ended March 31, 2017
SEACOR Marine
Operating Revenues	$34,304
Costs and Expenses:
Operating	33,379
Administrative and general	11,826
Depreciation and amortization	12,503
57,708
Gains on Asset Dispositions, Net	4,819
Operating Loss	(18,585)
Other Income, Net	7,126
Income Tax Benefit	(3,422)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	438
Net Loss	$(7,599)
Net Loss Attributable to Noncontrolling Interests	$(204)

ICP
Operating Revenues	$38,385
Costs and Expenses:
Operating	36,101
Administrative and general	746
Depreciation and amortization	1,175
38,022
Operating Income	363
Other Income, Net	1,848
Income Tax Expense	735
Net Income	$1,476
Net Income Attributable to Noncontrolling Interests	$376

Eliminations
Operating Revenues	$(656)
Costs and Expenses:
Operating	(728)
Administrative and general	(23)
(751)
Operating Income	95
Other Income, Net	943
Income Tax Expense	363
Net Income	$675

Loss from Discontinued Operations, Net of Tax	$(5,448)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this Form 10-Q as well as in other reports, materials and oral statements that the Company releases from time to time constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. Forward-looking statements are inherently uncertain and subject to a variety of assumptions, risks and uncertainties that could cause actual results to differ materially from those anticipated or expected by management of the Company. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements. Actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including risks relating to weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels, increased government legislation and regulation of the Company’s businesses that could increase the cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with the provision of emergency response services, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Ocean Services, decreased demand for Ocean Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations and economic sanctions, the dependence of Ocean Services and Inland Services on several key customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Shipping Acts on the amount of foreign ownership of the Company’s Common Stock, operational risks of Ocean Services and Inland Services, effects of adverse weather conditions and seasonality, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors on Inland Services’ operations, the ability to realize anticipated benefits from acquisitions and other strategic transactions, adequacy of insurance coverage, the attraction and retention of qualified personnel by the Company, and various other matters and factors, many of which are beyond the Company’s control as well as those discussed in Item 1A (Risk Factors) of the Company’s Annual report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission (“SEC”). It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties. Given these risk factors, investors and analysts should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (if any). These statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995.
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
Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) ended March 31, 2018 compared with the three months (“Prior Year Quarter”) ended March 31, 2017. See “Item 1. Financial Statements—Note 14. Segment Information” included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the meaning given to those terms used in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Ocean Transportation & Logistics Services

	Three Months Ended March 31,
	2018		2017
	$’000%		$’000%
Operating Revenues:
United States	82,158	80	55,207	82
Foreign	20,226	20	12,432	18
	102,384	100	67,639	100
Costs and Expenses:
Operating:
Personnel	23,300	23	14,475	21
Repairs and maintenance	5,352	5	3,710	6
Dry-docking	2,166	2	2,951	4
Insurance and loss reserves	1,992	2	1,642	2
Fuel, lubes and supplies	8,512	8	3,875	6
Leased-in equipment	11,079	11	6,503	10
Other	12,932	13	4,198	6
	65,333	64	37,354	55
Administrative and general	10,549	10	7,088	10
Depreciation and amortization	12,645	13	9,161	14
	88,527	87	53,603	79
Gains (Losses) on Asset Dispositions and Impairments, Net	1,883	2	(421)	(1)
Operating Income	15,740	15	13,615	20
Other Income (Expense):
Foreign currency losses, net	(51)	—	(5)	—
Other, net	283	—	(362)	(1)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	315	1	1,036	2
Segment Profit(1)	16,287	16	14,284	21
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 10. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended March 31,
	2018		2017
	$’000%		$’000%
Operating Revenues:
Petroleum Transportation:
Time charter	25,511	25	28,322	42
Bareboat charter	9,050	9	8,554	13
Voyage charter	5,106	5	267	—
Harbor, ocean towing and bunkering	21,174	21	18,957	28
PCTC, liner and short-sea transportation:
Time charter	10,906	11	—	—
Voyage charter	8,816	8	—	—
Unit freight	13,384	13	11,368	17
Dry bulk transportation:
Contracts of affreightment	5,006	5	—	—
Voyage charter	2,579	2	—	—
Technical management services	852	1	171	—
	102,384	100	67,639	100
International Shipholding Corporation Acquisition. On July 3, 2017, SEACOR acquired International Shipholding Corporation (“ISH”). Its subsidiaries include: United Ocean Services, which operated three Jones Act U.S.-flag dry bulk carriers supporting the cross-U.S. Gulf trade of fertilizer, phosphate rock, coal, and petroleum coke; Central Gulf Lines, Inc. (“CGL”); and Waterman Steamship Company (“Waterman”). CGL and Waterman are long-established U.S. based shipping lines that charter and operate vessels enrolled in the MSP. CGL time charters four U.S.-flag PCTCs to a third-party when not moving U.S. military, commercial and U.S. government-impelled cargoes.
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $34.7 million higher in the Current Year Quarter compared with the Prior Year Quarter.
Operating revenues from petroleum transportation were $2.5 million higher primarily due to an increase in voyage charter revenues of $4.8 million as a result of placing one newly built U.S.-flag petroleum and chemical carrier into service during 2017 and an increase in the bareboat charter rate for one U.S.-flag petroleum and chemical carrier. These increases were partially offset by a decrease in operating revenues of $2.8 million due to the sale of one U.S.-flag petroleum and chemical carrier.
Operating revenues from harbor, ocean towing and bunkering were $2.2 million higher primarily due to an increase in harbor towing activities resulting from higher port traffic and a full quarter of operations for one U.S.-flag offshore tug on time charter and two foreign-flag harbor tugs on bareboat charter.
Operating revenues from PCTC, liner and short-sea transportation were $21.7 million higher primarily due to the addition of four PCTCs acquired in the ISH acquisition and an increase in cargo shipping demand for short-sea transportation.
Operating revenues from dry bulk transportation were $7.6 million higher due to the addition of two dry bulk carriers acquired in the ISH acquisition.
Operating Expenses. Operating expenses were $28.0 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to placing two newly built U.S.-flag petroleum and chemical carriers into service during 2017 and the addition of the PCTCs and U.S.-flag dry bulk carriers acquired in the ISH acquisition, partially offset by lower dry-docking activity for harbor tugs.
Administrative and general. Administrative and general expenses were $3.5 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to additional personnel costs associated with the ISH acquisition and higher legal costs.
Depreciation and amortization. Depreciation and amortization expenses were $3.5 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to placing two newly built U.S.-flag petroleum and chemical carriers into service during 2017, placing two short-sea container/RORO vessels into service at the beginning of the Current Year Quarter and the addition of the U.S.-flag dry-bulk carriers acquired in the ISH acquisition.
Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold one U.S.-flag petroleum and chemical carrier, one harbor tug and other equipment for net proceeds of $5.0 million and gains of $1.9 million, all of which were recognized currently. During the Prior Year Quarter, the Company recognized an impairment charge of $0.4 million related to the cancellation of an upgrade project for one harbor tug.
Operating Income. Operating income as a percentage of operating revenues was 15% in the Current Year Quarter compared with 20% in the Prior Year Quarter. The decrease was primarily due to out-of-service time and costs associated with dry-docking one U.S.-flag dry bulk carrier acquired in the ISH acquisition and unplanned off-hire for one U.S.-flag petroleum and chemical carrier.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. During the Current Year Quarter, equity in earnings of 50% or less owned companies, net of tax, were primarily due to earnings from Trailer Bridge and KSM, partially offset by losses from the Company’s rail-ferry joint ventures (RF Vessel Holdings and Golfo de Mexico) as a consequence of planned out-of-service time and costs associated with dry-docking one rail ferry. During the Prior Year Quarter, equity in earnings of 50% or less owned companies, net of tax, were primarily due to earnings from Trailer Bridge.
Fleet Count
The composition of Ocean Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Total
2018
Petroleum Transportation:
Petroleum and chemical carriers - U.S.-flag	7	—	3	10
Harbor, Ocean Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	8	23
Harbor tugs - Foreign-flag	6	2	—	8
Offshore tug - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	1	—	1
PCTC, Liner and Short-Sea Transportation:
PCTC(1) - U.S.-flag	—	—	4	4
Short-sea container/RORO(2) - Foreign-flag	9	—	—	9
RORO(2)/Deck barges - U.S.-flag	—	7	—	7
Rail ferries - Foreign-flag	—	2	—	2
Dry bulk Transportation:
Bulk carriers - U.S.-flag	2	—	—	2
	45	12	15	72
2017
Petroleum Transportation:
Petroleum and chemical carriers - U.S.-flag	7	—	3	10
Harbor, Ocean Towing and Bunkering:
Harbor tugs - U.S.-flag	15	—	8	23
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tug - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
PCTC, Liner and Short-Sea Transportation:
Short-sea container/RORO(2) - Foreign-flag	7	—	—	7
RORO(2)/Deck barges - U.S.-flag	—	7	—	7
Dry Bulk Transportation:
Dry bulk articulated tug-barge - U.S.-flag	—	1	—	1
	39	8	11	58
______________________

(1)	Pure Car/Truck Carrier.

(2)	Roll On/Roll Off.

Inland Transportation & Logistics Services

	Three Months Ended March 31,
	2018		2017
	$’000%		$’000%
			As Adjusted
Operating Revenues:
United States	53,738	96	58,370	96
Foreign	2,183	4	2,204	4
	55,921	100	60,574	100
Costs and Expenses:
Operating:
Barge logistics	34,128	61	34,409	57
Personnel	4,616	8	4,065	7
Repairs and maintenance	1,540	3	1,288	2
Insurance and loss reserves	645	1	736	1
Fuel, lubes and supplies	1,880	4	1,802	3
Leased-in equipment	1,870	3	2,722	4
Other	3,388	6	3,095	5
Net barge pool earnings attributable to third parties	114	—	2,357	4
	48,181	86	50,474	83
Administrative and general	3,312	6	3,792	6
Depreciation and amortization	6,234	11	6,592	11
	57,727	103	60,858	100
Gains on Asset Dispositions, Net	5,162	9	233	—
Operating Income (Loss)	3,356	6	(51)	—
Other Income:
Foreign currency gains, net	1,703	3	1,368	3
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(2,454)	(4)	(2,378)	(5)
Segment Profit (Loss)(1)	2,605	5	(1,061)	(2)
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 10. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Adoption of Revenue Recognition Accounting Standard. On January 1, 2018, the Company adopted Financial Accounting Standard Board (“FASB”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). As a consequence of adopting Topic 606, the Company now recognizes all of the operating revenues and expenses associated with the dry-cargo barge pools it manages along with additional operating expenses reflective of barge pool earnings attributable to third-party barge owners and not the Company in its capacity as manager. Under Topic 606, the Company determined it was a principal with respect to the third-party barge owners. Previously, the Company recognized operating revenues and expenses only for its proportionate share of the barge pools in which it participated as it acted as an agent. All prior period results have been adjusted to reflect the retrospective adoption of Topic 606. The adoption of Topic 606 had no impact on previously reported operating income, net income or earnings per share. See “Item 1. Financial Statements—Note 1. Basis of Presentation and Accounting Policies ” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended March 31,
	2018		2017
	$’000%		$’000%
			As Adjusted
Operating Revenues:
Dry-cargo barge pools(1)	38,527	69	43,695	72
Charter-out of dry-cargo barges	5	—	608	1
International liquid tank barge operations	2,183	4	2,204	4
Terminal operations	8,979	16	8,696	14
Fleeting operations	4,805	9	4,281	7
Inland river towboat operations and other activities	1,422	2	1,090	2
	55,921	100	60,574	100
______________________

(1)
Operating revenues for the three months ended March 31, 2018 and 2017, include $15.4 million and $17.9 million, respectively, attributable to third-party barge owners participating in dry-cargo barge pools managed by the Company.

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $4.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues from the dry-cargo barge pools were $5.2 million lower primarily due to lower activity levels and poor operating conditions in the Current Year Quarter caused by ice and high water resulting in longer cycle times. Operating revenues from the charter-out of dry-cargo barges were $0.6 million lower following the sale of the equipment at the beginning of the Current Year Quarter. Operating revenues from terminal operations were $0.3 million higher primarily due to increased container movements. Operating revenues from fleeting operations were $0.5 million higher primarily due to higher activity levels in the St. Louis harbor. Operating revenues from the inland river towboat operations and other activities were $0.3 million higher primarily due to placing an additional boat in service during 2017.
Operating Expenses. Operating expenses were $2.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Personnel expenses were $0.6 higher primarily due to increased personnel in fleeting and terminal operations. Leased-in equipment expense was $0.9 million lower primarily due to a decrease in bought-in-freight expense for the dry-cargo pools. Net barge pool earnings attributable to third parties were $2.2 million lower primarily due to lower earnings per day for the dry-cargo barge pools.
Gains on Asset Dispositions, Net. During the Current Year Quarter, the Company sold 32 two dry-cargo barges, two specialty barges and other equipment for net proceeds of $10.8 million and gains of $4.6 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $0.5 million. During the Prior Year Quarter, the Company recognized losses of $0.4 million related to the total loss of a 30,000 barrel tank barge while being transported to Colombia. In addition, the Company recognized previously deferred gains of $0.6 million.
Operating Income (Loss). Excluding gains on asset dispositions, net, operating loss as a percentage of operating revenues was 3% in the Current Year Quarter compared with 0% in the Prior Year Quarter primarily due to poor operating conditions during the Current Year Quarter caused by ice and high water, which resulted in higher towing rates and longer cycle times for the dry-cargo barge pools.
Foreign currency gains, net. During the Current Year Quarter and Prior Year Quarter, foreign currency gains, net, were primarily due to the strengthening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. Equity in losses of 50% or less owned companies were $0.1 million lower in the Current Year Quarter compared with Prior Year Quarter. Equity in losses from SCFCo were lower as a result of improved operating conditions on the Parana-Paraguay river. Equity in losses from SCF Bunge Marine and Bunge-SCF Grain resulting from increased costs as a consequence of poor logistical conditions on the U.S. Inland Waterways offset the improved results from SCFCo.

Fleet Count
The composition of Inland Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2018
Dry-cargo barges	611	258	50	489	1,408
Liquid tank barges	20	—	—	—	20
Specialty barges	5	—	—	—	5
Towboats:
4,000 hp - 6,600 hp	3	11	4	—	18
3,300 hp - 3,900 hp	1	2	—	—	3
Less than 3,200 hp	2	—	—	—	2
Harbor boats:
1,100 hp - 2,000 hp	9	—	6	—	15
Less than 1,100 hp	9	—	—	—	9
	660	271	60	489	1,480
2017
Dry-cargo barges	691	258	—	494	1,443
Liquid tank barges	18	—	—	—	18
Specialty barges	10	—	—	—	10
Towboats:
4,000 hp - 6,600 hp	3	11	4	—	18
3,300 hp - 3,900 hp	1	2	—	—	3
Less than 3,200 hp	2	—	—	—	2
Harbor boats:
1,100 hp - 2,000 hp	9	—	6	—	15
Less than 1,100 hp	9	—	—	—	9
	743	271	10	494	1,518
Witt O'Brien's

	Three Months Ended March 31,
	2018		2017
	$’000%		$’000%
Operating Revenues:
United States	8,784	33	7,477	93
Foreign	17,648	67	531	7
	26,432	100	8,008	100
Costs and Expenses:
Operating	18,306	69	5,372	67
Administrative and general	5,367	21	3,219	40
Depreciation and amortization	301	1	202	3
	23,974	91	8,793	110
Operating Income (Loss)	2,458	9	(785)	(10)
Other Income:
Foreign currency gains, net	2	—	10	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	135	1	157	2
Segment Profit (Loss)	2,595	10	(618)	(8)

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $18.4 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to expanded recovery projects following hurricanes Irma and Maria in the U.S. Virgin Islands.
Operating Expenses. Operating expenses were $12.9 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to increased activities in the U.S. Virgin Islands consistent with increased operating revenues.
Administrative and general. Administrative and general expenses were $2.1 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to increased personnel costs associated with recovery projects in the U.S. Virgin Islands.
Operating Income (Loss). Operating income as a percentage of operating revenues was 9% in the Current Year Quarter compared with operating loss as a percentage of operating revenues of 10% in the Prior Year Quarter primarily due to increased activities in the U.S. Virgin Islands.
Other
Segment profit of the Company's Other activities was as follows:

	Three Months Ended March 31,
	2018	2017
	$’000	$’000
Other activities(1)	1,097	955
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 10. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Corporate and Eliminations

	Three Months Ended March 31,
	2018	2017
	$’000	$’000
Corporate Expenses	(6,827)	(9,340)
Eliminations	31	16
Operating Loss	(6,796)	(9,324)
Other Income (Expense):
Derivative gains, net	—	2,830
Foreign currency gains, net	36	26
Other, net	—	242
Corporate Expenses. Corporate expenses in the Current Year Quarter were lower primarily due to amounts charged to SEACOR Marine for transition services provided pursuant to the transition services agreement entered into in connection with the Spin-off, a reduction in audit fees, and lower compensation costs following the accelerated vesting of certain incentive share awards in December 2017 in advance of changes in the U.S. federal income tax code.
Derivative gains, net. Derivative gains, net, in the Prior Year Quarter primarily related to changes in the fair value of the exchange option liability on SEACOR Marine’s convertible senior notes. Following the Spin-off, the exchange option on SEACOR Marine’s convertible senior notes terminated as the notes became the sole obligation of SEACOR Marine and are convertible only into the common stock of SEACOR Marine.

Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended March 31,
	2018	2017
	$’000	$’000
Interest income	1,856	2,134
Interest expense	(8,563)	(10,304)
Debt extinguishment losses, net	(42)	—
Marketable security gains (losses), net	(3,798)	20,836
	(10,547)	12,666
Interest income. Interest income in the Current Year Quarter was lower compared with the Prior Year Quarter primarily due to lower outstanding balances of notes receivable from 50% or less owned companies and lower interest from other investments, partially offset by higher interest on cash balances.
Interest expense. Interest expense in the Current Year Quarter was lower compared with the Prior Year Quarter primarily due to the repurchase of a portion of the Company’s 2.5% Convertible Senior Notes and the pay down of a portion of the outstanding balances under the SEA-Vista Credit Facility during 2017, partially offset by lower capitalized interest.
Marketable security gains (losses), net. The Company’s most significant marketable security position is its investment in 5,200,000 shares of Dorian LPG Ltd. (“Dorian”), a publicly traded company listed on the New York Stock Exchange under the symbol “LPG.” Marketable security losses during the Current Year Quarter and marketable security gains during the Prior Year Quarter are primarily related to unrealized losses and gains, respectively, related to the Company’s investment in Dorian.
Income Taxes
During the three months ended March 31, 2018, the Company’s effective income tax rate of (4.6)% was primarily due to taxes not provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, and income subject to the tonnage tax, partially offset by income taxes on foreign earnings that are not creditable against U.S. income taxes.
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
Subsequent to March 31, 2018, the Company disclosed that a subsidiary entered into a contract to sell its interest in Hawker Pacific Airservices Limited. The Company expects to receive approximately $70.0 million in cash at closing after estimated transaction costs.
The Company's capital commitments as of March 31, 2018 by year of expected payment were as follows (in thousands):

	Remainder of 2018	2019	Total
Ocean Services	$148	$—	$148
Inland Services	2,910	757	3,667
	$3,058	$757	$3,815
Subsequent to March 31, 2018, the Company committed to purchase one previously leased-in harbor tug and other equipment for $13.3 million.

As of March 31, 2018, the Company had outstanding debt of $573.5 million, net of discounts and issuance costs, and letters of credit totaling $11.1 million with various expiration dates through 2019. In addition, as of March 31, 2018, the Company has guaranteed payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine totaling $58.9 million (including $0.7 million of the letters of credit included above), which decline as payments are made on the outstanding obligations. As of March 31, 2018, the holders of the Company’s outstanding principal balances of $64.5 million for the 2.5% Convertible Senior Notes and $230.0 million for the 3.0% Convertible Senior Notes may require the Company to repurchase the notes on May 31, 2018 and November 19, 2020, respectively. The Company’s long-term debt maturities, assuming the note holders require the Company to repurchase the notes on those dates, are as follows (in thousands):

Remainder of 2018	$74,780
2019	164,210
2020	351,690
2021	500
2022	503
Years subsequent to 2022	6,366
$598,049
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of March 31, 2018, the Company’s repurchase authority for the Securities was $77.4 million.
As of March 31, 2018, the Company held balances of cash, cash equivalents, restricted cash, marketable securities and construction reserve funds totaling $351.3 million. As of March 31, 2018, construction reserve funds of $36.8 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire qualifying equipment. Additionally, the Company had $60.0 million available under subsidiary credit facilities.
Summary of Cash Flows

	Three Months Ended March 31,
	2018	2017
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities-Continuing Operations	12,907	34,708
Operating Activities-Discontinued Operations	—	(20,407)
Investing Activities-Continuing Operations	24,960	(62,236)
Investing Activities-Discontinued Operations	—	(1,552)
Financing Activities-Continuing Operations	(4,608)	(2,121)
Financing Activities-Discontinued Operations	—	2,217
Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash-Continuing Operations	17	401
Effects of Exchange Rate Changes on Cash and Cash Equivalents-Discontinued Operations	—	(98)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	33,276	(49,088)

Operating Activities
Cash flows provided by continuing and discontinued operating activities decreased by $1.4 million in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows provided by (used in) operating activities during the Current Year Quarter and Prior Year Quarter were as follows:

	Three Months Ended March 31,
	2018	2017
	$’000	$’000
Operating income from continuing operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net	27,252	20,324
Operating loss from discontinued operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net	—	(9,268)
Changes in operating assets and liabilities before interest and income taxes	(13,522)	(52,818)
Proceeds from sale of marketable securities	—	51,892
Cash settlements on derivative transactions, net	—	139
Dividends received from 50% or less owned companies	—	750
Interest paid, excluding capitalized interest(1)	(1,416)	—
Income taxes paid, net	(194)	(630)
Other	787	3,912
Total cash flows provided by continuing and discontinued operating activities	12,907	14,301
_____________________

(1)
During the Current Year Quarter and Prior Year Quarter, capitalized interest paid and included in purchases of property and equipment for continuing and discontinued operations was $0.2 million and $1.0 million, respectively.

Operating income from continuing operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net was $6.9 million higher in the Current Year Quarter compared with the Prior Year Quarter. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company’s business segments.
During the Prior Year Quarter, cash provided by operating activities of continuing and discontinued operations included $51.9 million received from the sale of marketable security long positions.
Investing Activities
During the Current Year Quarter, net cash provided by investing activities of continuing operations was $25.0 million primarily as follows:

•	Capital expenditures were $9.5 million. Equipment deliveries included one U.S.-flag harbor tug and two foreign-flag short-sea container/RORO vessels.

•	The Company sold one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug, 32 dry-cargo barges, two inland river specialty barges and other equipment for net proceeds of $15.9 million.

•	Construction reserve fund account transactions included withdrawals of $14.5 million.

•	The Company made advances of $0.9 million to its 50% or less owned company VA&E.

•	The Company received $4.8 million from its 50% or less owned companies, including $4.4 million from VA&E.
During the Prior Year Quarter, net cash used in investing activities of continuing operations was $62.2 million primarily as follows:

•	Capital expenditures were $66.8 million. Equipment deliveries during the period included one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug and one inland river towboat.

•	Construction reserve fund account transactions included withdrawals of $11.3 million.

•	The Company made investments in, and advances to, 50% or less owned companies of $6.0 million, including $3.5 million to VA&E, $2.0 million to Trailer Bridge and $0.5 million in SCFCo.

•	The Company made $0.7 million of net issuances on third-party leases and notes receivables.

During the Prior Year Quarter, net cash used in investing activities of discontinued operations was $1.6 million primarily as follows:

•	Offshore Marine Services used net cash of $2.2 million related to the purchase and sale of equipment.

•	Illinois Corn Processing used net cash of $0.7 million for the purchase of equipment.

•	Offshore Marine Services used net cash of $5.3 million from construction reserve funds.

•	Offshore Marine Services received $4.9 million from its 50% or less owned companies.

•	Offshore Marine Services consolidated Falcon Global and assumed cash of $1.9 million.
Financing Activities
During the Current Year Quarter, net cash used in financing activities of continuing operations was $4.6 million. The Company:

•	repaid $2.2 million under the SEA-Vista Credit Facility;

•	repaid $5.7 million under the ISH Credit Facility;

•	made other scheduled payments on long-term debt and capital lease obligations of $0.2 million; and

•	received $3.6 million from share award plans.
During the Prior Year Quarter, net cash used in financing activities of continuing operations was $2.1 million. The Company:

•	borrowed $14.0 million and repaid $14.8 million under the SEA-Vista Credit Facility;

•	made other scheduled payments on long-term debt and capital lease obligations of $0.1 million;

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
During the Prior Year Quarter, net cash provided by financing activities of discontinued operations was $2.2 million primarily as Offshore Marine services borrowed $3.4 million and repaid $1.2 million on long-term debt.
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
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to “Liquidity and Capital Resources” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change in the Company’s off-balance sheet arrangements during the Current Year Quarter. In addition, the Company has issued letters of credit or guaranteed the payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of March 31, 2018, guarantees on behalf of SEACOR Marine totaled $58.9 million and will decline as payments are made on the outstanding obligations.
Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to “Liquidity and Capital Resources” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change in the Company’s contractual obligations and commercial commitments during the Current Year Quarter.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change in the Company’s exposure to market risk during the Current Year Quarter.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2018. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
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
Changes in Internal Control Over Financial Reporting
Except for the addition of certain controls in connection with the adoption of Financial Accounting Standard Board Topic 606, Revenue from Contracts with Customers, there were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, see Note 13. “Commitments and Contingencies” included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A.     RISK FACTORS
For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in the Company’s risk factors during the Current Year Quarter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Securities that may Yet be Purchased under the Plans or Programs(1)
Jan 1 – 31, 2018	—	$—	—	$77,380,819
February 1 – February 28, 2018	—	$—	—	$77,380,819
March 1 – March 31, 2018	—	$—	—	$77,380,819
______________________

(1)
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.1	Share Purchase Agreement, dated April 4, 2018, by and among BH Global Aviation LP, SEACOR Capital (Asia) Limited, Hawker Pacific Airservices Limited and the optionholders party thereto.
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
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

SEACOR Holdings Inc. (Registrant)

DATE:	April 25, 2018	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	April 25, 2018	By:	/S/ BRUCE WEINS
Bruce Weins, Senior Vice President and Chief Financial Officer (Principal Financial Officer)