Form 10-Q
period 2018-06-30
SEACOR HOLDINGS INC /NEW/
filed 2018-07-25
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018              or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of July 23, 2018 was 18,223,656. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$317,389	$239,246
Restricted cash	2,989	2,982
Marketable securities	39,745	42,761
Receivables:
Trade, net of allowance for doubtful accounts of $2,637 and $2,390 in 2018 and 2017, respectively	142,474	110,465
Other	41,960	33,870
Inventories	4,690	4,377
Prepaid expenses and other	5,940	6,594
Total current assets	555,187	440,295
Property and Equipment:
Historical cost	1,388,468	1,351,741
Accumulated depreciation	(527,814)	(502,544)
	860,654	849,197
Construction in progress	5,046	28,728
Net property and equipment	865,700	877,925
Investments, at Equity, and Advances to 50% or Less Owned Companies	150,158	173,441
Construction Reserve Funds	16,142	51,339
Goodwill	32,774	32,761
Intangible Assets, Net	26,898	28,106
Other Assets	9,065	9,469
	$1,655,924	$1,613,336
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$8,925	$77,842
Accounts payable and accrued expenses	61,732	44,013
Other current liabilities	68,102	57,330
Total current liabilities	138,759	179,185
Long-Term Debt	530,909	501,505
Deferred Income Taxes	97,767	101,422
Deferred Gains and Other Liabilities	70,653	77,863
Total liabilities	838,088	859,975
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 38,913,417 and 38,656,505 shares issued in 2018 and 2017, respectively	389	387
Additional paid-in capital	1,592,375	1,573,013
Retained earnings	462,428	419,128
Shares held in treasury of 20,689,761 and 20,716,878 in 2018 and 2017, respectively, at cost	(1,367,433)	(1,368,300)
Accumulated other comprehensive loss, net of tax	(385)	(545)
	687,374	623,683
Noncontrolling interests in subsidiaries	130,462	129,678
Total equity	817,836	753,361
	$1,655,924	$1,613,336

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
Operating Revenues	$216,831	$128,571	$401,655	$264,890
Costs and Expenses:
Operating	162,168	82,466	293,945	175,583
Administrative and general	24,311	25,540	50,106	48,418
Depreciation and amortization	18,844	17,469	38,453	34,188
	205,323	125,475	382,504	258,189
Gains on Asset Dispositions and Impairments, Net	506	5,897	7,551	5,709
Operating Income	12,014	8,993	26,702	12,410
Other Income (Expense):
Interest income	2,179	2,150	4,035	4,284
Interest expense	(8,604)	(11,676)	(17,167)	(21,980)
Debt extinguishment losses, net	(5,407)	(97)	(5,449)	(97)
Marketable security gains (losses), net	782	(21,674)	(3,016)	(838)
Derivative gains, net	—	16,897	—	19,727
Foreign currency gains (losses), net	(1,346)	(1,470)	344	(71)
Other, net	54,311	424	54,594	4
	41,915	(15,446)	33,341	1,029
Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	53,929	(6,453)	60,043	13,439
Income Tax Expense (Benefit)	9,853	(3,664)	9,572	232
Income (Loss) from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	44,076	(2,789)	50,471	13,207
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,931	2,333	1,094	2,441
Income (Loss) from Continuing Operations	46,007	(456)	51,565	15,648
Loss from Discontinued Operations, Net of Tax	—	(28,629)	—	(34,077)
Net Income (Loss)	46,007	(29,085)	51,565	(18,429)
Net Income attributable to Noncontrolling Interests in Subsidiaries	881	3,723	5,798	10,296
Net Income (Loss) attributable to SEACOR Holdings Inc.	$45,126	$(32,808)	$45,767	$(28,725)
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$2.50	$(0.39)	$2.54	$0.17
Discontinued operations	—	(1.52)	—	(1.85)
	$2.50	$(1.91)	$2.54	$(1.68)
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$2.14	$(0.39)	$2.32	$0.17
Discontinued operations	—	(1.52)	—	(1.82)
	$2.14	$(1.91)	$2.32	$(1.65)
Weighted Average Common Shares Outstanding:
Basic	18,076,944	17,207,831	18,023,752	17,141,306
Diluted	22,587,543	17,207,831	22,462,300	17,440,361

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income (Loss)	$46,007	$(29,085)	$51,565	$(18,429)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	(509)	1,058	135	1,722
Derivative losses on cash flow hedges	—	(380)	—	(389)
Reclassification of derivative losses on cash flow hedges to interest expense	—	21	—	33
Reclassification of derivative gains (losses) on cash flow hedges to equity in earnings of 50% or less owned companies	—	(81)	—	109
Other	—	(9)	—	(16)
	(509)	609	135	1,459
Income tax benefit (expense)	28	(190)	25	(454)
	(481)	419	160	1,005
Comprehensive Income (Loss)	45,526	(28,666)	51,725	(17,424)
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	881	3,788	5,798	10,457
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	$44,645	$(32,454)	$45,927	$(27,881)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2017	$387	$1,573,013	$419,128	$(1,368,300)	$(545)	$129,678	$753,361
Impact of adoption of accounting principle	—	—	(2,467)	—	—	—	(2,467)
December 31, 2017, As Adjusted	387	1,573,013	416,661	(1,368,300)	(545)	129,678	750,894
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	867	—	—	867
Exercise of stock options	1	4,712	—	—	—	—	4,713
Director stock awards	—	73	—	—	—	—	73
Restricted stock	1	(1)	—	—	—	—	—
Net issuance of conversion option on exchange of convertible debt, net of tax	—	12,735	—	—	—	—	12,735
Purchase of conversion option in convertible debt, net of tax	—	(5)	—	—	—	—	(5)
Amortization of share awards	—	1,848	—	—	—	—	1,848
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	96	96
Distributions to noncontrolling interests	—	—	—	—	—	(5,110)	(5,110)
Net income	—	—	45,767	—	—	5,798	51,565
Other comprehensive income	—	—	—	—	160	—	160
Six Months Ended June 30, 2018	$389	$1,592,375	$462,428	$(1,367,433)	$(385)	$130,462	$817,836

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Six Months Ended June 30,
	2018	2017
Net Cash Provided by Operating Activities of Continuing Operations	$13,115	$77,351
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(31,632)	(80,987)
Proceeds from disposition of property and equipment	15,881	19,817
Investments in and advances to 50% or less owned companies	(8,320)	(7,284)
Return of investments and advances from 50% or less owned companies	7,776	3,940
Proceeds from the sale of 50% or less owned companies	78,015	—
(Issuances of) payments received on third-party leases and notes receivable, net	300	(580)
Withdrawals from construction reserve funds	35,197	20,124
Deposits into construction reserve funds	—	(9,800)
Business acquisitions, net of cash acquired	310	—
Net cash provided by (used in) investing activities of continuing operations	97,527	(54,770)
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt and capital lease obligations	(30,514)	(88,049)
Proceeds from issuance of long-term debt, net of issue costs	(2,495)	27,900
Purchase of conversion option in convertible debt	(5)	(1,220)
Common stock acquired for treasury	—	(7,569)
Proceeds from share award plans	5,580	7,999
Distributions to noncontrolling interests	(5,110)	—
Net cash used in financing activities of continuing operations	(32,544)	(60,939)
Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	52	913
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash from Continuing Operations	78,150	(37,445)
Cash Flows from Discontinued Operations:
Operating Activities	—	26,686
Investing Activities	—	(15,773)
Financing Activities	—	(7,149)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	208
Net Increase in Cash and Cash Equivalents from Discontinued Operations	—	3,972
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	78,150	(33,473)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	242,228	258,887
Cash, Cash Equivalents and Restricted Cash, End of Period	320,378	225,414
Restricted Cash, End of Period	2,989	2,260
Cash and Cash Equivalents, End of Period	$317,389	$223,154

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The condensed consolidated financial information for the three and six months ended June 30, 2018 and 2017 has been prepared by the Company and has not been audited by its independent registered certified public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of June 30, 2018, its results of operations for the three and six months ended June 30, 2018 and 2017, its comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, its changes in equity for the six months ended June 30, 2018, and its cash flows for the six months ended June 30, 2018 and 2017. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Discontinued Operations. On June 1, 2017, the Company completed the spin-off of SEACOR Marine Holdings Inc. (“SEACOR Marine”), the company that operated SEACOR’s Offshore Marine Services business segment, by means of a dividend of all the issued and outstanding common stock of SEACOR Marine to SEACOR’s shareholders (the “Spin-off”). SEACOR Marine is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol “SMHI.” For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of SEACOR Marine as discontinued operations (see Note 14).
On July 3, 2017, the Company completed the sale of its 70% interest in Illinois Corn Processing LLC (“ICP”), the company that operated SEACOR’s Illinois Corn Processing business segment. For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of ICP as discontinued operations (see Note 14).
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
Revenue from Contracts with Customers. Ocean Services primarily earns revenues from voyage charters, contracts of affreightment, harbor and ocean towing services, unit freight transportation services and technical ship management agreements with vessel owners (see Note 13). Ocean Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Voyage charters are contracts to carry cargoes on a single voyage basis for a predetermined price, regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Harbor and ocean towing services typically include operating harbor tugs alongside oceangoing vessels to escort them to their berth, assisting with the docking and undocking of these oceangoing vessels and escorting them back out to sea. They are contracted using prevailing port tariff terms on a per-use basis. In the unit freight trade, transportation services typically include transporting shipping containers, rail cars, project cargoes, automobiles and U.S. military vehicles and are generally contracted on a per unit basis for the specified cargo and destination, typically in accordance with a publicly available tariff rate or based on a negotiated rate when moving larger volumes over an extended period. Other operations primarily include technical ship management agreements whereby Ocean Services provides technical ship management services to third-party customers for a predetermined price over a specified period of time, typically a year or more.
Inland Services primarily earns revenues from contracts of affreightment, terminal operations, fleeting operations and repair and maintenance services (see Note 13). Inland Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Contracts of affreightment are contracts whereby customers are charged an established rate per ton to transport cargo from point-to-point. Terminal operations includes tank farms and dry bulk and container handling facilities that are marketed under contractual rates and terms driven by throughput volume. Fleeting operations includes fleeting services whereby barges are held in fleeting areas for an agreed-upon day rate and shifting services whereby harbor boats are used to pick up and drop off barges to assist in assembling tows and to move barges to and from the dock for loading and unloading at predetermined per-shift fees. Other operations primarily include a machine shop specializing in towboat and barge cleaning, repair and maintenance services that are charged on an hourly or a fixed fee basis depending on the scope and nature of the work.
Witt O’Brien’s primarily earns revenues from time and material and retainer contracts (see Note 13). Witt O’Brien’s transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Time and material contracts primarily relate to emergency response, debris management or consulting services that Witt O’Brien’s performs for a predetermined fee. Retainer contracts, which are nearly all with vessel services operators and oil companies, are contracted based on agreed-upon rates.
The Company’s Other business segment includes CLEANCOR Energy Solutions LLC (“Cleancor”) (see Note 2). Cleancor primarily earns revenues from the sale of liquefied natural gas (see Note 13). Under these arrangements, control of the goods are transfered to the customer and performance obligations are satisfied at a point in time, and therefore revenue is recognized upon delivery while any related costs are expensed as incurred.
Contract liabilities from contracts with customers arise when the Company has received consideration prior to performance and are included in other current liabilities in the accompanying condensed consolidated balance sheets. The Company’s contract liability activity for the six months ended June 30 was as follows (in thousands):

2018
Balance at beginning of period	$983
Revenue deferred in the current period	5,260
Previously deferred revenue recognized in the current period	(731)
Balance at end of period	$5,512
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

As of June 30, 2018, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the six months ended June 30, 2018, capitalized interest totaled $0.2 million.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying value and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. The Company’s estimates of undiscounted cash flows are highly subjective and actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the six months ended June 30, 2018, the Company did not recognize any impairment charges related to long-lived assets held for use. During the six months ended June 30, 2017, the Company recognized impairment charges of $0.4 million related to long-lived assets held for use.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the six months ended June 30, 2018, the Company recognized an impairment charge of $0.1 million related to one of its 50% or less owned companies, which is included in equity in earnings of 50% or less owned companies, net of tax in the accompanying consolidated statements of income (loss). During the six months ended June 30, 2017, the Company did not recognize any impairment charges related to its 50% or less owned companies.
Income Taxes. During the six months ended June 30, 2018, the Company’s effective income tax rate of 15.9% was primarily due to subpart F income related to the Company’s sale of Hawker Pacific Airservices partially offset by foreign sourced income not subject to U.S. tax (see Notes 4 and 6).

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

	2018	2017
Balance at beginning of period	$72,453	$82,423
Deferred gains arising from asset sales	—	7,720
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(5,039)	(7,242)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(1,012)	(1,210)
Other	(1,687)	—
Balance at end of period	$64,715	$81,691
Accumulated Other Comprehensive Income. The only component of accumulated other comprehensive income for the six months ended June 30, 2018 was foreign currency translation adjustments.

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
Computations of basic and diluted earnings per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	Net Income (Loss) attributable to SEACOR	Average O/S Shares	Per Share	Net Income (Loss) Attributable to SEACOR	Average O/S Shares	Per Share
2018
Basic Weighted Average Common Shares Outstanding	$45,126	18,076,944	$2.50	$45,767	18,023,752	$2.54
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	352,724		—	298,205
Convertible Notes	3,166	4,157,875		6,416	4,140,343
Diluted Weighted Average Common Shares Outstanding	$48,292	22,587,543	$2.14	$52,183	22,462,300	$2.32
2017
Basic Weighted Average Common Shares Outstanding	$(32,808)	17,207,831	$(1.91)	$(28,725)	17,141,306	$(1.68)
Effect of Dilutive Share Awards:
Options and Restricted Stock(2)	—	—		—	299,055
Convertible Notes(3)	—	—		—	—
Diluted Weighted Average Common Shares Outstanding	$(32,808)	17,207,831	$(1.91)	$(28,725)	17,440,361	$(1.65)
______________________

(1)
For the three and six months ended June 30, 2018, diluted earnings per common share of SEACOR excluded 202,838 and 272,694, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the three and six months ended June 30, 2017, diluted earnings per common share of SEACOR excluded 2,644,489 and 1,563,901, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive. Diluted weighted average shares outstanding are calculated based on continuing operations.

(3)
For the three and six months ended June 30, 2017, diluted earnings per common share of SEACOR excluded 2,693,475 and 2,793,144, respectively, of common shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes and 2,801,147 and 2,801,147, respectively, of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive. Diluted weighted average shares outstanding are calculated based on continuing operations.

New Accounting Pronouncements. On February 25, 2016, the FASB issued a comprehensive new leasing standard, which is meant to improve transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The new standard is effective for interim and annual periods beginning after December 15, 2018. The Company will adopt the standard using a modified prospective approach to adoption with recognition of a cumulative-effect adjustment to the opening balance of retained earnings at the adoption date. The Company is in the process of preparing for implementation and currently believes that the adoption will have a material impact on its financial statements. Specifically, the Company will be recording material right-of-use assets and lease liabilities for certain of its equipment, office and land leases.
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
2. BUSINESS ACQUISITIONS
Cleancor. On June 1, 2018, the Company acquired a controlling interest in Cleancor, a full service solution provider, which delivers clean fuel to end users, through the acquisition of its partners’ 50% equity interest for $3.2 million in cash. In addition, immediately prior to consolidation, the Company contributed as capital $1.9 million of notes receivable due from Cleancor. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair value resulting in no goodwill being recorded.
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
Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisitions for the six months ended June 30, 2018 was as follows (in thousands):

Trade and other receivables	$1,264
Other current assets	170
Investments, at Equity, and Advances to 50% or Less Owned Companies	(3,219)
Property and Equipment	4,382
Intangible Assets	950
Notes receivable contributed as equity	(1,904)
Other Assets	7
Accounts payable and other accrued liabilities(1)	(1,609)
Other current liabilities	(269)
Noncontrolling interests in subsidiaries	(82)
Purchase price(2)	$(310)
______________________

(1)	Includes $1.3 million of consideration to be paid in two installments.

(2)	Purchase price is net of cash acquired totaling $3.6 million.
3. EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2018, capital expenditures were $31.6 million and primarily related to equipment ordered prior to 2018. Equipment deliveries during the six months ended June 30, 2018 included four U.S.-flag harbor tugs and two foreign-flag short-sea container/RORO vessels.
During the six months ended June 30, 2018, the Company sold one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug, 32 dry-cargo barges, two inland river specialty barges and other equipment for net proceeds of $15.9 million and gains of $6.6 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $1.0 million.

4. INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
RF Vessel Holdings. RF Vessel Holdings owns two foreign-flag rail ferries. During the six months ended June 30, 2018, the Company and its partner each contributed capital of $0.9 million to RF Vessel Holdings.
Golfo de Mexico. Golfo de Mexico operates the two foreign-flag rail ferries owned by RF Vessel Holdings. During the six months ended June 30, 2018, the Company and its partner each contributed capital of $2.1 million to Golfo de Mexico.
SCFCo. SCFCo operates dry-cargo barges and towboats on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. The Company has provided SCFCo with working capital advances, loans and financings. During the six months ended June 30, 2018, the Company received repayments on these working capital advances, loans and financings of $2.0 million. As of June 30, 2018, $30.0 million of working capital advances, loans and financings remained outstanding.
Hawker Pacific. Hawker Pacific is an aviation sales and support organization and distributor of aviation components from leading manufacturers. On April 30, 2018, the Company sold its 34.2% interest in Hawker Pacific for $78.0 million in cash and recognized a gain of $53.9 million, which is included in other, net in the accompanying condensed consolidated statements of income (loss).
VA&E. VA&E primarily focuses on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product. The Company provides an uncommitted revolving credit facility of up to $3.5 million and a subordinated loan of $3.5 million to VA&E. During the six months ended June 30, 2018, the Company received repayments of $5.4 million and advanced $5.4 million on the revolving credit facility. As of June 30, 2018, the outstanding balance on the revolving credit facility and subordinated loan was $7.2 million, inclusive of accrued and unpaid interest.
Other. The Company’s other 50% or less owned companies are primarily industrial aviation businesses in Asia. During the six months ended June 30, 2018, the Company received repayments on advances of $0.4 million. As of June 30, 2018, total advances outstanding were $2.0 million.
5. LONG-TERM DEBT
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire SEACOR common stock, par value $0.01 per share (“Common Stock”), 7.375% Senior Notes, 3.0% Convertible Senior Notes, 3.25% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of June 30, 2018, the Company’s remaining repurchase authority for the Securities was $75.3 million.
3.0% Convertible Senior Notes. On May 15, 2018, SEACOR exchanged $117.8 million aggregate principal amount of the Company’s outstanding 3.0% Convertible Senior Notes due 2028 for a like principal amount of new 3.25% Convertible Senior Notes due 2030 (see discussion below). In addition, during the six months ended June 30, 2018, the Company repurchased $0.3 million in principal amount of its 3.0% Convertible Senior Notes for $0.3 million. These transactions resulted in debt extinguishment losses of $5.3 million included in the accompanying condensed consolidated statements of income (loss). The outstanding principal amount of these notes was $111.9 million as of June 30, 2018.
3.25% Convertible Senior Notes. On May 15, 2018, SEACOR issued $117.8 million aggregate principal amount of its 3.25% Convertible Senior Notes due May 15, 2030 (the “3.25% Convertible Senior Notes”). Interest on the 3.25% Convertible Senior Notes is payable semi-annually on May 15 and November 15 of each year. Beginning May 15, 2025, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 3.25% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per $1,000 principal amount of the 3.25% Convertible Senior Notes. The amount of contingent interest payable for any such period will be equal to 0.45% per annum of such average trading price of the 3.25% Convertible Senior Notes. Prior to February 15, 2030, the 3.25% Convertible Senior Notes are convertible into shares of Common Stock, at a conversion rate (“Conversion Rate”) of 13.1920 shares per $1,000 principal amount of notes only if certain conditions are met, as more fully described in the indenture. After February 15, 2030, holders may elect to convert at any time. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 1,553,780 shares as of June 30, 2018. On or after May 15, 2022, the 3.25% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On May 15, 2025, or if the Company undergoes a fundamental change, as more fully described in the indenture, the holders of the 3.25% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase.
The Company accounts separately for the liability and equity components of the 3.25% Convertible Senior Notes and the associated underwriting fees in a manner that reflects the Company’s non-convertible borrowing rate. Of the total issued amount of $117.8 million and offering costs of $2.5 million, the Company allocated $95.1 million and $2.0 million, respectively, to the liability component and $22.7 million and $0.5 million, respectively, to the equity component. The resulting debt discount and offering costs associated with the liability component are amortized as additional non-cash interest expense over the seven year period for which the debt is expected to be outstanding (May 15, 2025) for an overall effective annual interest rate of 7.2%.
7.375% Senior Notes. During the six months ended June 30, 2018, the Company repurchased $1.7 million in principal amount of its 7.375% Senior Notes for $1.8 million resulting in debt extinguishment losses of $0.1 million included in the accompanying condensed consolidated statements of income (loss). The outstanding principal amount of these notes was $151.3 million as of June 30, 2018.
SEA-Vista Credit Facility. During the six months ended June 30, 2018, SEA-Vista repaid $10.0 million on the Revolving Loan and made scheduled payments of $1.7 million on the Term A-1 Loan and $2.8 million on the Term A-2 Loan. As of June 30, 2018, SEA-Vista had $65.0 million of remaining borrowing capacity under the Revolving Loan.
ISH Credit Facility. During the six months ended June 30, 2018, ISH repaid the outstanding balance of $12.2 million on the ISH Term Loan and terminated the credit facility resulting in debt extinguishment losses of $0.1 million included in the accompanying condensed consolidated statements of income (loss).
Other. During the six months ended June 30, 2018 the Company made scheduled payments on other long-term debt of $0.3 million and repaid the remaining outstanding balance of $1.4 million assumed in the ISH acquisition.
Letters of Credit. As of June 30, 2018, the Company had outstanding letters of credit totaling $11.1 million with various expiration dates through 2019, including $0.7 million that have been issued on behalf of SEACOR Marine.
Guarantees. The Company has guaranteed the payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of June 30, 2018, these guarantees on behalf of SEACOR Marine totaled $52.9 million and decline as payments are made on the outstanding obligations.
The Company earns a fee of 50 basis points per annum on these guarantees and outstanding letters of credit. For the three and six months ended June 30, 2018, the Company earned fees of $0.1 million and $0.2 million, respectively.
6. INCOME TAXES
The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the six months ended June 30, 2018:

Statutory rate	21.0%
Income subject to tonnage tax	(1.9)%
Noncontrolling interests	(2.0)%
Foreign earnings not subject to U.S. income tax	(23.0)%
Foreign taxes not creditable against U.S. income tax	3.0%
Subpart F income	18.3%
Other	0.5%
15.9%
7. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company recognized gains on derivative instruments not designated as hedging instruments for the six months ended June 30 as follows (in thousands):

	2018	2017
Exchange option liability on subsidiary convertible senior notes	$—	$19,436
Forward currency exchange, option and future contracts	—	291
	$—	$19,727
The exchange option liability on subsidiary convertible senior notes terminated as a consequence of the Spin-off as the notes became the sole obligation of SEACOR Marine and convertible only into the common stock of SEACOR Marine.
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. As of June 30, 2018, there were no outstanding forward currency exchange contracts.
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

The Company’s financial assets and liabilities as of June 30, 2018 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$39,745	$—	$—
Construction reserve funds	16,142	—	—
______________________

(1)
Marketable security gains (losses), net include unrealized gains of $0.8 million and unrealized losses of $12.2 million for the three months ended June 30, 2018 and 2017, respectively, related to marketable security positions held by the Company as of June 30, 2018. Marketable security gains (losses), net include unrealized losses of $3.0 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively, related to marketable security positions held by the Company as of June 30, 2018.

The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2018 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$320,378	$320,378	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,300	see below
Notes receivable from third parties (included in other receivables and other assets)	2,366	—	2,335	—
LIABILITIES
Long-term debt, including current portion(1)	$539,834	$—	$579,776	$—
______________________

(1)	The estimated fair value includes the embedded conversion options on the Company’s 3.0% Convertible Senior Notes and 3.25% Convertible Senior Notes.
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
The Company’s other assets and liabilities that were measured at fair value during the six months ended June 30, 2018 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Investments, at equity, and advances in 50% or less owned companies	$—	$3,219	$—
Investments, at equity and advances in 50% or less owned companies. During the six months ended June 30, 2018, the Company marked its investment in Cleancor to fair value as a consequence of acquiring its partners’ 50% interest resulting in a gain of $0.1 million, net of tax, based on the fair value of the acquired interest (see Notes 2 and 4). In addition, during the six months ended June 30, 2018, the Company identified indicators of impairment in one of its 50% or less owned companies and, as a consequence, recognized an impairment charge of $0.1 million for an other-than-temporary decline in fair value. The investment was determined to have an immaterial value.

9. NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests			June 30, 2018	December 31, 2017
Ocean Services:
SEA-Vista	49%			$129,449	$128,550
Inland Services:
Other	3.0%	–	51.8%	833	977
Other	5.0%	–	11.8%	180	151
				$130,462	$129,678
SEA-Vista. SEA-Vista owns and operates the Company’s fleet of U.S.-flag petroleum and chemical carriers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products. As of June 30, 2018, the net assets of SEA-Vista were $264.2 million. During the six months ended June 30, 2018, the net income of SEA-Vista was $12.0 million, of which $5.9 million was attributable to noncontrolling interests. During the six months ended June 30, 2017, the net income of SEA-Vista was $26.0 million, of which $12.7 million was attributable to noncontrolling interests.
10. MULTI-EMPLOYER AND DEFINED BENEFIT PENSION PLANS
AMOPP. During the six months ended June 30, 2018, the Company received notification from the AMOPP that the Company’s withdrawal liability as of September 30, 2017 would have been $34.4 million based on an actuarial valuation performed as of that date. That liability may change in future years based on various factors, primarily employee census. As of June 30, 2018, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
11. SHARE BASED COMPENSATION
Transactions in connection with the Company’s share based compensation plans during the six months ended June 30, 2018 were as follows:

Director stock awards granted	1,625
Employee Stock Purchase Plan (“ESPP”) shares issued	27,117
Restricted stock awards granted	121,850
Stock Option Activities:
Outstanding as of December 31, 2017	1,546,014
Granted	78,775
Exercised	(133,437)
Outstanding as of June 30, 2018	1,491,352
Shares available for future grants and ESPP purchases as of June 30, 2018	966,898
Employee Stock Purchase Plans. On June 5, 2018, SEACOR’s stockholders approved an amendment to the 2009 Employee Stock Purchase Plan, whereby the number of shares available under the plan was increased by 300,000.
12. COMMITMENTS AND CONTINGENCIES
The Company's capital commitments as of June 30, 2018 by year of expected payment were as follows (in thousands):

	Remainder of 2018	2019	Total
Ocean Services	$167	$—	$167
Inland Services	3,810	2,265	6,075
	$3,977	$2,265	$6,242

Ocean Services’ and Inland Services’ capital commitments included one inland river towboat and various other equipment and vessel improvements.
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
On July 18, 2017, the Court issued an order dismissing all remaining “B3” claims in the MDL with prejudice, with the exception of certain claims specifically listed on an exhibit annexed to the order (the “Master MDL B3 Dismissal Order”). Nathan Fitzgerald, the decedent in the Fitzgerald Action, was listed on the exhibit annexed to the Master MDL B3 Dismissal Order. The Court has since issued a list of those plaintiffs compliant with its previous orders and thus whose “B3” claims remain pending; the last version of this compliance list was issued on April 6, 2018 and the claim for the decadent in the Fitzgerald Action remains listed as a pending claim. On April 9, 2018, the Court issued an order requiring remaining “B3” plaintiffs to submit particularized statements of claim by June 9, 2018. It is unknown at this time whether the plaintiffs in the Fitzgerald Action reasonably complied with this order. The Company is unable to estimate the potential exposure, if any, resulting from this matter, to the extent it remains viable, but believes it is without merit and does not expect that it will have a material effect on its consolidated financial position, results of operations or cash flows.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean’s own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the referenced master complaint that have already been asserted against ORM and NRC. Transocean, Cameron International Corporation (“Cameron”), Halliburton Energy Services, Inc., and M-I L.L.C. (“M-I”) also filed cross-claims against ORM and NRC for contribution and tort indemnity should they be found liable for any damages in Transocean’s Limitation of Liability Act action and ORM and NRC asserted counterclaims against those same parties for identical relief. The remainder of the aforementioned cross-claims in Transocean’s limitation action remain pending, although the Company believes that the potential exposure, if any, resulting from these matters has been reduced as a result of the various developments in the MDL, including the B3 Dismissal Order and Remaining Eleven Plaintiffs’ Dismissal Order, and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947, in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the Plaintiffs by exposing them to dispersants during the course and scope of their employment. This case was removed to federal court and ultimately consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.), which alleges identical allegations against the same parties but names an additional 174 Plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response. This case was consolidated with the MDL on May 10, 2013. By court order, both of these matters were then stayed since they were consolidated with the MDL. The names of only a very small percentage of the claimants in these two matters appear to be listed on the exhibit to the Master MDL B3 Dismissal Order and the Court has denied the other plaintiffs’ request for reconsideration, which has since been appealed. In their appellate brief, filed in the U.S. Court of Appeals for the Fifth Circuit on June 15, 2018, claimants noted that ORM “has been effectively dismissed through other actions by the lower court and that dismissal is not the subject of this appeal.” Accordingly, claimants concede that the original B3 Dismissal Order bars their claims against ORM.
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
The BP settlement pertaining to personal injury claims (the “Medical Settlement”) also established a right for class members to bring a lawsuit against BP (but not ORM or NRC) for later-manifested physical condition(s). These actions, referred to as back-end litigation-option (“BELO”) cases, have specifically-delineated procedures and limitations, as set forth in the Medical Settlement. For example, there are limitations on the claims and defenses that can be asserted, as well as on the issues, elements, and proofs that may be litigated at any trial and the potential recovery for any BELO plaintiff. Notwithstanding that the Company, ORM, and NRC are listed on the Medical Settlement’s release as to claims asserted by Plaintiffs, the Medical Settlement still permits BP to seek indemnity from any party, to the extent BP has a valid indemnity right. Certain individual BELO cases have been tendered to ORM and/or NRC for indemnity pursuant to their service contracts with BP. These claims are being evaluated. Overall, however, the Company believes that both settlements, including the Medical Settlement, have reduced the potential exposure in connection with the various cases relating to the Deepwater Horizon oil spill response and clean-up. The Company continues to evaluate the impact of the settlements.
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
13. SEGMENT INFORMATION
Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Certain reclassifications and adjustments of prior period information have been made to conform the current period’s reportable segment presentation as a result of the Company’s presentation of discontinued operations and the adoption of Topic 606 (see Notes 1 and 14). The Company’s basis of measurement of segment profit or loss is as previously defined in the Company’s Annual report on Form 10-K for the year ended December 31, 2017. Accounting standards also require companies to disaggregate revenues from contracts with customers into categories to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2018
Operating Revenues:
External customers	105,155	73,409	37,298	969	—	216,831
Intersegment	—	—	10	—	(10)	—
	105,155	73,409	37,308	969	(10)	216,831
Costs and Expenses:
Operating	75,044	62,361	24,399	392	(28)	162,168
Administrative and general	10,328	3,216	5,140	498	5,129	24,311
Depreciation and amortization	11,620	6,243	491	62	428	18,844
	96,992	71,820	30,030	952	5,529	205,323
Gains on Asset Dispositions, Net	3	503	—	—	—	506
Operating Income (Loss)	8,166	2,092	7,278	17	(5,539)	12,014
Other Income (Expense):
Foreign currency gains (losses), net	(76)	(1,183)	(17)	1	(71)	(1,346)
Other, net	398	14	—	53,902	(3)	54,311
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,267	584	(32)	112	—	1,931
Segment Profit	9,755	1,507	7,229	54,032
Other Income (Expense) not included in Segment Profit						(11,050)
Less Equity Earnings included in Segment Profit						(1,931)
Income Before Taxes and Equity Earnings						53,929

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2018
Operating Revenues:
External customers	207,539	129,330	63,701	1,085	—	401,655
Intersegment	—	—	39	—	(39)	—
	207,539	129,330	63,740	1,085	(39)	401,655
Costs and Expenses:
Operating	140,377	110,542	42,705	392	(71)	293,945
Administrative and general	20,877	6,528	10,507	684	11,510	50,106
Depreciation and amortization	24,265	12,477	792	62	857	38,453
	185,519	129,547	54,004	1,138	12,296	382,504
Gains on Asset Dispositions, Net	1,886	5,665	—	—	—	7,551
Operating Income (Loss)	23,906	5,448	9,736	(53)	(12,335)	26,702
Other Income (Expense):
Foreign currency gains (losses), net	(127)	520	(15)	1	(35)	344
Other, net	681	14	—	53,902	(3)	54,594
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,582	(1,870)	103	1,279	—	1,094
Segment Profit	26,042	4,112	9,824	55,129
Other Income (Expense) not included in Segment Profit						(21,597)
Less Equity Earnings included in Segment Profit						(1,094)
Income Before Taxes and Equity Earnings						60,043

Capital Expenditures	28,503	2,917	—	85	127	31,632

As of June 30, 2018
Property and Equipment:
Historical cost	920,883	432,070	1,227	4,156	30,132	1,388,468
Accumulated depreciation	(320,659)	(184,747)	(984)	(62)	(21,362)	(527,814)
	600,224	247,323	243	4,094	8,770	860,654
Construction in progress	25	4,710	—	311	—	5,046
Net property and equipment	600,249	252,033	243	4,405	8,770	865,700
Investments, at Equity, and Advances to 50% or Less Owned Companies	59,527	64,398	589	25,644	—	150,158
Inventories	2,172	2,208	152	158	—	4,690
Goodwill	1,852	2,416	28,506	—	—	32,774
Intangible Assets	9,629	9,738	7,531	—	—	26,898
Other current and long-term assets, excluding cash and near cash assets(1)	56,888	73,980	61,035	2,789	4,747	199,439
Segment Assets	730,317	404,773	98,056	32,996
Cash and near cash assets(1)						376,265
Total Assets						1,655,924
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities and construction reserve funds.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2018
Revenues from Contracts with Customers:
Voyage charters	41,258	—	—	—	—	41,258
Contracts of affreightment	7,865	97,147	—	—	—	105,012
Harbor & ocean towing	36,540	—	—	—	—	36,540
Unit freight	27,579	—	—	—	—	27,579
Terminal operations	—	18,028	—	—	—	18,028
Fleeting operations	—	8,860	—	—	—	8,860
Time and material contracts	—	—	58,031	—	—	58,031
Retainer contracts	—	—	4,742	—	—	4,742
Product sales(1)	—	—	—	610	—	610
Other	1,497	1,583	967	416	(39)	4,424
Lease Revenues:
Time charter, bareboat charter and rental income	92,800	3,712	—	59	—	96,571
	207,539	129,330	63,740	1,085	(39)	401,655
______________________

(1)	Costs of goods sold related to product sales was $0.3 million.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
		As Adjusted				As Adjusted
For the three months ended June 30, 2017
Operating Revenues:
External customers	72,023	50,424	6,008	116	—	128,571
Intersegment	—	—	53	—	(53)	—
	72,023	50,424	6,061	116	(53)	128,571
Costs and Expenses:
Operating	33,850	44,682	4,043	—	(109)	82,466
Administrative and general	8,028	4,725	2,462	225	10,100	25,540
Depreciation and amortization	10,115	6,483	205	—	666	17,469
	51,993	55,890	6,710	225	10,657	125,475
Gains on Asset Dispositions, Net	6	5,891	—	—	—	5,897
Operating Income (Loss)	20,036	425	(649)	(109)	(10,710)	8,993
Other Income (Expense):
Derivative gains, net	—	—	—	—	16,897	16,897
Foreign currency gains (losses), net	8	(1,630)	23	—	129	(1,470)
Other, net	421	—	—	—	3	424
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	5,621	(1,264)	(20)	(2,004)	—	2,333
Segment Profit (Loss)	26,086	(2,469)	(646)	(2,113)
Other Income (Expense) not included in Segment Profit (Loss)						(31,297)
Less Equity Earnings included in Segment Profit (Loss)						(2,333)
Loss Before Taxes, Equity Earnings and Discontinued Operations						(6,453)

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
		As Adjusted				As Adjusted
For the six months ended June 30, 2017
Operating Revenues:
External customers	139,662	110,998	13,998	232	—	264,890
Intersegment	—	—	71	—	(71)	—
	139,662	110,998	14,069	232	(71)	264,890
Costs and Expenses:
Operating	71,204	95,156	9,415	—	(192)	175,583
Administrative and general	15,116	8,517	5,681	379	18,725	48,418
Depreciation and amortization	19,276	13,075	407	—	1,430	34,188
	105,596	116,748	15,503	379	19,963	258,189
Gains (Losses) on Asset Dispositions and Impairments, Net	(415)	6,124	—	—	—	5,709
Operating Income (Loss)	33,651	374	(1,434)	(147)	(20,034)	12,410
Other Income (Expense):
Derivative gains, net	—	—	—	—	19,727	19,727
Foreign currency gains (losses), net	3	(262)	33	—	155	(71)
Other, net	59	—	—	(300)	245	4
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	6,657	(3,642)	137	(711)	—	2,441
Segment Profit (Loss)	40,370	(3,530)	(1,264)	(1,158)
Other Income (Expense) not included in Segment Profit (Loss)						(18,631)
Less Equity Earnings included in Segment Profit (Loss)						(2,441)
Income Before Taxes, Equity Earnings and Discontinued Operations						13,439

Capital Expenditures	58,018	22,754	60	—	155	80,987

As of June 30, 2017
Property and Equipment:
Historical cost	888,563	421,117	1,227	—	29,493	1,340,400
Accumulated depreciation	(277,257)	(170,162)	(892)	—	(19,614)	(467,925)
	611,306	250,955	335	—	9,879	872,475
Construction in progress	115,939	17,598	—	—	—	133,537
Net property and equipment	727,245	268,553	335	—	9,879	1,006,012
Investments, at Equity, and Advances to 50% or Less Owned Companies	48,486	66,956	663	58,001	—	174,106
Inventories	744	1,517	183	—	—	2,444
Goodwill	1,852	2,391	28,506	—	—	32,749
Intangible Assets	—	11,238	7,693	—	—	18,931
Other current and long-term assets, excluding cash and near cash assets(1)	24,367	42,253	13,190	11,427	26,792	118,029
Segment Assets	802,694	392,908	50,570	69,428
Cash and near cash assets(1)						365,914
Discontinued Operations						55,700
Total Assets						1,773,885
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities and construction reserve funds.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
		As Adjusted				As Adjusted
For the six months ended June 30, 2017
Revenues from Contracts with Customers:
Voyage charters	2,596	—	—	—	—	2,596
Contracts of affreightment	—	82,951	—	—	—	82,951
Harbor & ocean towing	32,917	—	—	—	—	32,917
Unit freight	24,330	—	—	—	—	24,330
Terminal operations	—	15,108	—	—	—	15,108
Fleeting operations	—	7,667	—	—	—	7,667
Time and material contracts	—	—	6,728	—	—	6,728
Retainer contracts	—	—	4,898	—	—	4,898
Other	431	1,305	2,443	232	(71)	4,340
Lease Revenues:
Time charter, bareboat charter and rental income	79,388	3,967	—	—	—	83,355
	139,662	110,998	14,069	232	(71)	264,890

14. DISCONTINUED OPERATIONS
The Company’s discontinued operations consist of SEACOR Marine and ICP as following the Spin-off and sale, respectively, the Company has no continuing involvement in either of these businesses (see Note 1). Summarized selected operating results of the Company’s discontinued operations were as follows (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
SEACOR Marine
Operating Revenues	$27,987	$62,291
Costs and Expenses:
Operating	32,509	65,888
Administrative and general	17,856	29,682
Depreciation and amortization	9,678	22,181
	60,043	117,751
Gains (Losses) on Asset Dispositions, Net	(600)	4,219
Operating Loss	(32,656)	(51,241)
Other Income (Expense), Net	(5,346)	1,780
Income Tax Benefit	(9,509)	(12,931)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,225	1,663
Net Loss	$(27,268)	$(34,867)
Net Loss Attributable to Noncontrolling Interests	$(1,688)	$(1,892)

ICP
Operating Revenues	$39,676	$78,061
Costs and Expenses:
Operating	40,205	76,306
Administrative and general	1,363	2,109
Depreciation and amortization	1,179	2,354
	42,747	80,769
Operating Loss	(3,071)	(2,708)
Other Income, Net	487	2,335
Income Tax (Expense) Benefit	(668)	67
Net Loss	$(1,916)	$(440)
Net Loss Attributable to Noncontrolling Interests	$(915)	$(539)

Eliminations
Operating Revenues	$(520)	$(1,176)
Costs and Expenses:
Operating	(561)	(1,289)
Administrative and general	(19)	(42)
	(580)	(1,331)
Operating Income	60	155
Other Income, Net	795	1,738
Income Tax Expense	300	663
Net Income	$555	$1,230

Loss from Discontinued Operations, Net of Tax	$(28,629)	$(34,077)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
The Company’s operations are divided into three main business segments – Ocean Transportation & Logistics Services (“Ocean Services”), Inland Transportation & Logistics Services (“Inland Services”) and Witt O’Brien’s. The Company also has activities, referred to and described under Other, that primarily include CLEANCOR Energy Solutions LLC (“Cleancor”), a full service solution provider, which delivers clean fuel to end users, lending and leasing activities and noncontrolling investments in various other businesses.
Discontinued Operations. On June 1, 2017, the Company completed the spin-off of SEACOR Marine Holdings Inc. (“SEACOR Marine”), the company that operated SEACOR’s Offshore Marine Services business segment, by means of a dividend of all the issued and outstanding common stock of SEACOR Marine to SEACOR’s shareholders (the “Spin-off”). SEACOR Marine is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol “SMHI.” The Company provides certain transition services to SEACOR Marine, including, among other things, information technology infrastructure, cash management and general accounting support services.

On July 3, 2017, the Company completed the sale of its 70% interest in Illinois Corn Processing LLC (“ICP”), the company that operated SEACOR’s Illinois Corn Processing business segment.
Historical results for all periods presented herein, present the financial position, results of operations and cash flows of SEACOR Marine and ICP as discontinued operations.
Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and six months (“Current Six Months”) ended June 30, 2018 compared with the three months (“Prior Year Quarter”) and six months (“Prior Six Months”) ended June 30, 2017. See “Item 1. Financial Statements—Note 13. Segment Information” included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the meaning given to those terms used in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Ocean Transportation & Logistics Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	87,414	83	57,737	80	170,463	82	112,944	81
Foreign	17,741	17	14,286	20	37,076	18	26,718	19
	105,155	100	72,023	100	207,539	100	139,662	100
Costs and Expenses:
Operating:
Personnel	22,584	21	15,175	21	45,884	22	29,650	21
Repairs and maintenance	6,249	6	2,364	3	11,601	5	6,074	4
Dry-docking	7,430	7	438	1	9,596	5	3,390	3
Insurance and loss reserves	1,542	1	1,740	2	3,534	2	3,382	3
Fuel, lubes and supplies	10,112	10	3,423	5	18,624	9	7,298	5
Leased-in equipment	11,434	11	5,925	8	22,512	11	12,427	9
Other	15,693	15	4,785	7	28,626	14	8,983	6
	75,044	71	33,850	47	140,377	68	71,204	51
Administrative and general	10,328	10	8,028	11	20,877	10	15,116	11
Depreciation and amortization	11,620	11	10,115	14	24,265	11	19,276	14
	96,992	92	51,993	72	185,519	89	105,596	76
Gains (Losses) on Asset Dispositions and Impairments, Net	3	—	6	—	1,886	1	(415)	—
Operating Income	8,166	8	20,036	28	23,906	12	33,651	24
Other Income (Expense):
Foreign currency gains (losses), net	(76)	—	8	—	(127)	—	3	—
Other, net	398	—	421	—	681	—	59	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,267	1	5,621	8	1,582	1	6,657	5
Segment Profit(1)	9,755	9	26,086	36	26,042	13	40,370	29
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Petroleum Transportation:
Time charter	23,706	23	29,608	41	49,217	24	57,931	42
Bareboat charter	9,151	9	8,649	12	18,201	9	17,202	12
Voyage charter	2,284	2	2,329	3	7,390	4	2,596	2
Harbor, ocean towing and bunkering	21,566	21	18,215	25	42,741	20	37,172	27
PCTC, liner and short-sea transportation:
Time charter(1)	8,276	8	—	—	19,181	9	—	—
Voyage charter	15,843	15	—	—	24,659	12	—	—
Unit freight	14,195	13	12,962	18	27,579	13	24,330	17
Dry bulk transportation:
Contracts of affreightment	4,817	4	—	—	7,865	4	—	—
Voyage charter	4,672	4	—	—	9,209	4	—	—
Technical management services	645	1	260	1	1,497	1	431	—
	105,155	100	72,023	100	207,539	100	139,662	100
_______________________

(1)	Includes MSP revenues of $5.0 million and $10.0 million for the three and six months ended June 30, 2018, respectively.
International Shipholding Corporation Acquisition. On July 3, 2017, SEACOR acquired International Shipholding Corporation (“ISH”). Its subsidiaries include: United Ocean Services, which operated three Jones Act U.S.-flag dry bulk carriers supporting the cross-U.S. Gulf trade of fertilizer, phosphate rock, coal, and petroleum coke; Central Gulf Lines, Inc. (“CGL”); and Waterman Steamship Company (“Waterman”). CGL and Waterman are long-established U.S. based shipping lines that charter and operate vessels enrolled in the MSP. CGL time charters four U.S.-flag PCTCs to a third party when not moving U.S. military, commercial and U.S. government-impelled cargoes.
Operating Revenues. Operating revenues were $33.1 million higher in the Current Year Quarter compared with the Prior Year Quarter and $67.9 million higher in the Current Six Months compared with the Prior Six Months.
Operating revenues from petroleum transportation were $5.4 million lower in the Current Year Quarter compared with the Prior Year Quarter and $2.9 million lower in the Current Six Months compared with the Prior Six Months primarily due to the sale of one U.S.-flag petroleum and chemical carrier in the preceding quarter and out-of-service time for the regulatory dry-docking of another U.S.-flag petroleum and chemical carrier during the Current Year Quarter. These decreases were partially offset by operating revenues resulting from placing two newly built U.S.-flag petroleum and chemical carriers into service during March and August of 2017.
Operating revenues from harbor, ocean towing and bunkering were $3.4 million higher in the Current Year Quarter compared with the Prior Year Quarter and $5.6 million higher in the Current Six Months compared with the Prior Six Months primarily due to an increase in harbor towing activities resulting from higher port traffic.
Operating revenues from PCTC, liner and short-sea transportation were $25.4 million higher in the Current Year Quarter compared with the Prior Year Quarter and $47.1 million higher in the Current Six Months compared with the Prior Six Months primarily due to the addition of four PCTCs acquired in the ISH acquisition and an increase in cargo shipping demand for short-sea transportation unit freight.
Operating revenues from dry bulk transportation were $9.5 million higher in the Current Year Quarter compared with the Prior Year Quarter and $17.1 million higher in the Current Six Months compared with the Prior Six Months due to the addition of two U.S.-flag bulk carriers acquired in the ISH acquisition.
Operating revenues from technical management services were $0.4 million higher in the Current Year Quarter compared with the Prior Year Quarter and $1.1 million higher in the Current Six Months compared with the Prior Six months primarily due to managing additional third-party vessels associated with the ISH acquisition.
Operating Expenses. Operating expenses were $41.2 million higher in the Current Year Quarter compared with the Prior Year Quarter and $69.2 million higher in the Current Six Months compared with the Prior Six Months primarily due to the regulatory dry-docking of one U.S.-flag petroleum and chemical carrier during the Current Year Quarter, placing two newly built U.S.-flag petroleum and chemical carriers into service during March and August of 2017 and the addition of the PCTCs and U.S.-flag bulk carriers acquired in the ISH acquisition.
Administrative and general. Administrative and general expenses were $2.3 million higher in the Current Year Quarter compared with the Prior Year Quarter and $5.8 million higher in the Current Six Months compared with the Prior Six Months primarily due to higher compensation costs associated with the ISH acquisition and higher legal costs partially offset by higher compensation costs in the Prior Year Quarter and Prior Six Months related to the accelerated vesting of share awards as a consequence of the Spin-off.
Depreciation and amortization. Depreciation and amortization expenses were $1.5 million higher in the Current Year Quarter compared with the Prior Year Quarter and $5.0 million higher in the Current Six Months compared with the Prior Six Months primarily due to placing into service two newly built U.S.-flag petroleum and chemical carriers in March and August of 2017 and two short-sea container/RORO vessels at the beginning of 2018 and the addition of two U.S.-flag bulk carriers acquired in the ISH acquisition.
Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Six Months, the Company sold one U.S.-flag petroleum and chemical carrier, one harbor tug and other equipment for net proceeds of $5.1 million and gains of $1.9 million. During the Prior Six Months, the Company recognized an impairment charge of $0.4 million related to the cancellation of an upgrade project for one U.S.-flag harbor tug.
Operating Income. Operating income as a percentage of operating revenues was 8% in the Current Year Quarter compared with 28% in the Prior Year Quarter and 12% in the Current Six Months compared with 24% in the Prior Six Months. The decrease was primarily due to the costs associated with dry-docking one U.S.-flag petroleum and chemical carrier in the second quarter of 2018 and one U.S.-flag bulk carrier in the first quarter of 2018.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. The Company recognized equity in earnings of 50% or less owned companies, net of tax, of $1.3 million in the Current Year Quarter and $1.6 million in the Current Six Months primarily due to earnings from Trailer Bridge and KSM, partially offset by losses from the Company’s rail ferry joint ventures (RF Vessel Holdings and Golfo de Mexico) as a consequence of out-of-service time and associated dry-docking costs and repair expenses for the rail ferries. The Company recognized equity in earnings of 50% or less owned companies, net of tax, of $5.6 million in the Prior Year Quarter and $6.7 million in the Prior Six Months primarily due to the sale of a U.S.-flag dry bulk articulated tug-barge by SeaJon.

Fleet Count
The composition of Ocean Services’ fleet as of June 30 was as follows:

	Owned	Leased-in	Joint Ventured	Total
2018
Petroleum Transportation:
Petroleum and chemical carriers - U.S.-flag	7	3	—	10
Harbor, Ocean Towing and Bunkering:
Harbor tugs - U.S.-flag	18	6	—	24
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tug - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
PCTC, Liner and Short-Sea Transportation:
PCTC(1) - U.S.-flag	—	4	—	4
Short-sea container/RORO(2) - Foreign-flag	9	—	—	9
RORO(2)/Deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
Dry bulk Transportation:
Bulk carriers - U.S.-flag	2	—	—	2
	48	13	12	73
2017
Petroleum Transportation:
Petroleum and chemical carriers - U.S.-flag	7	3	—	10
Harbor, Ocean Towing and Bunkering:
Harbor tugs - U.S.-flag	15	8	—	23
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tug - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
PCTC, Liner and Short-Sea Transportation:
Short-sea container/RORO(2) - Foreign-flag	7	—	—	7
RORO(2)/Deck barges - U.S.-flag	—	—	7	7
	41	11	10	62
______________________

(1)	Pure Car/Truck Carrier.

(2)	Roll On/Roll Off.

Inland Transportation & Logistics Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	$’000%		$’000%		$’000%		$’000%
			As Adjusted				As Adjusted
Operating Revenues:
United States	70,142	96	47,390	94	123,880	96	105,761	95
Foreign	3,267	4	3,034	6	5,450	4	5,237	5
	73,409	100	50,424	100	129,330	100	110,998	100
Costs and Expenses:
Operating:
Barge logistics	47,458	64	32,881	65	81,587	63	67,290	60
Personnel	4,435	6	4,517	9	9,051	7	8,582	8
Repairs and maintenance	1,216	2	872	2	2,756	2	2,160	2
Insurance and loss reserves	597	1	436	1	1,243	1	1,172	1
Fuel, lubes and supplies	1,954	3	1,624	3	3,833	3	3,426	3
Leased-in equipment	2,151	3	1,447	3	4,020	3	4,168	4
Other	4,471	6	3,578	7	7,859	6	6,673	6
Net barge pool earnings (losses) attributable to third parties	79	—	(673)	(1)	193	—	1,685	2
	62,361	85	44,682	89	110,542	85	95,156	86
Administrative and general	3,216	4	4,725	9	6,528	5	8,517	8
Depreciation and amortization	6,243	9	6,483	13	12,477	10	13,075	12
	71,820	98	55,890	111	129,547	100	116,748	106
Gains on Asset Dispositions, Net	503	1	5,891	12	5,665	4	6,124	6
Operating Income	2,092	3	425	1	5,448	4	374	—
Other Income:
Foreign currency gains (losses), net	(1,183)	(2)	(1,630)	(3)	520	—	(262)	—
Other, net	14	—	—	—	14	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	584	1	(1,264)	(3)	(1,870)	(1)	(3,642)	(3)
Segment Profit (Loss)(1)	1,507	2	(2,469)	(5)	4,112	3	(3,530)	(3)
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

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

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	$’000%		$’000%		$’000%		$’000%
			As Adjusted				As Adjusted
Operating Revenues:
Dry-cargo barge pools(1)	53,170	72	34,019	68	91,697	71	77,714	70
Charter-out of dry-cargo barges	—	—	495	1	5	—	1,103	1
International liquid tank barge operations	3,267	5	3,034	6	5,450	4	5,237	5
Terminal operations	9,885	13	7,247	14	18,864	15	15,943	14
Fleeting operations	5,223	7	4,626	9	10,028	8	8,908	8
Inland river towboat operations and other activities	1,864	3	1,003	2	3,286	2	2,093	2
	73,409	100	50,424	100	129,330	100	110,998	100
______________________

(1)
Operating revenues for the three and six months ended June 30, 2018, includes $22.4 million and $37.7 million, respectively, attributable to third-party barge owners participating in dry-cargo barge pools managed by the Company. Operating revenues for the three and six months ended June 30, 2017, includes $12.8 million and $30.7 million, respectively, attributable to third-party barge owners participating in dry-cargo barge pools managed by the Company.

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $23.0 million higher in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues from the dry-cargo barge pools were $19.2 million higher primarily due to increased loadings and higher freight rates. As of June 30, 2018, none of the Company’s dry-cargo barges were idled compared with 16% in the Prior Year Quarter. Operating revenues from the charter-out of dry-cargo barges were $0.5 million lower primarily due to barges coming off charter and being placed in the dry-cargo barge pool or sold. Operating revenues from terminal operations were $2.6 million higher primarily due to increased container movements and increased activity at St. Louis area terminals. Operating revenues from fleeting operations were $0.6 million higher primarily due to higher activity levels in the St. Louis harbor. Operating revenues from inland river towboat operations and other activities were $0.9 million higher primarily due to lease revenues for two towboats chartered out and the completion of machine and repair services provided to third parties.
Operating Expenses. Operating expenses were $17.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. Barge logistics expenses were $14.6 million higher primarily due to higher towing and switching costs as a consequence of higher activity levels and increased towing rates including high water surcharges on switching rates below Baton Rouge. Repairs and maintenance costs were $0.3 million higher primarily due to repairs on the Company’s harbor boats. Fuel, lubes and supplies expenses were $0.3 million higher primarily due to increased activity in the Company’s fleeting locations and higher fuel prices. Leased-in equipment expense was $0.7 million higher primarily due to bought in barges needed to fill freight commitments in the Company’s dry-cargo barge operations. Other operating expenses were $0.9 million higher primarily due to increased container movements.
Administrative and general. Administrative and general expenses were $1.5 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to higher compensation costs related to the accelerated vesting of share awards as a consequence of the Spin-off.
Gains on Asset Dispositions, Net. During the Current Year Quarter, the Company recognized previously deferred gains of $0.5 million. During the Prior Year Quarter, the Company sold one towboat and 50 dry-cargo barges for net proceeds of $18.8 million and gains of $13.0 million, of which $5.3 million were recognized currently and $7.7 million were deferred. Equipment dispositions included the sale-leaseback of 50 dry-cargo barges for $12.5 million with leaseback terms of 84 months. In addition, the Company recognized previously deferred gains of $0.6 million.
Operating Income. Excluding gains on asset dispositions, operating income as a percentage of operating revenues was 2% in the Current Year Quarter compared with operating loss as a percentage of operating revenues of 11% in the Prior Year Quarter. The improvement was primarily due to increased activity in the dry-cargo barge pools.
Foreign currency gains (losses), net. During the Current Year Quarter and Prior Year Quarter, foreign currency losses were primarily due to a weakening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.

Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During the Current Year Quarter, equity in earnings (losses) of 50% or less owned companies, net of tax, improved by $1.8 million. Operating results for SCF Bunge Marine, the Company’s joint venture that operates towboats on the U.S. Inland waterways, improved primarily due to favorable operating conditions, operating an additional towboat and higher towing rates and utilization. Operating results for Bunge-SCF Grain, the Company’s joint venture that operates grain elevators in Illinois, improved primarily due to increased grain throughput activity as a consequence of higher export demand. Operating results for SCFCo, the Company’s joint venture operating on the Parana-Paraguay River in South America, improved primarily due to higher demand for barge transportation and favorable operating conditions. In addition, the Company recognized interest income (not a component of segment profit) of $0.9 million and previously deferred gains of $0.3 million on notes due from and equipment previously sold to SCFCo.
Current Six Months compared with Prior Six Months
Operating Revenues. Operating revenues were $18.3 million higher in the Current Six Months compared with the Prior Six Months. Operating revenues from the dry-cargo barge pools were $14.0 million higher primarily due to increased loadings and higher freight rates. Operating revenues from the charter-out of dry-cargo barges were $1.1 million lower primarily due to barges coming off charter and being placed in the dry-cargo barge pool or sold. Operating revenues from terminal operations were $2.9 million higher primarily due to increased container movements and increased activity at St. Louis area terminals. Operating revenues from fleeting operations were $1.1 million higher primarily due to higher activity levels in the St. Louis harbor. Operating revenues from inland river towboat operations and other activities were $1.2 million higher primarily due to lease revenues for two towboats chartered out and the completion of machine and repair services provided to third parties.
Operating Expenses. Operating expenses were $15.4 million higher in the Current Six Months compared with the Prior Six Months. Barge logistics expenses were $14.3 million higher primarily due to higher towing and switching costs as a consequence of higher activity levels and increased towing rates including high water surcharges on switching rates below Baton Rouge. Personnel costs were $0.5 million higher primarily due to higher activity levels at the Company’s terminal and fleeting locations in the St. Louis harbor. Repair and maintenance costs were $0.6 million higher primarily due to scheduled maintenance for certain of the Company’s barges and harbor boats. Fuel, lubes and supplies were $0.4 million higher primarily due to increased activity in the Company’s fleeting locations and higher fuel prices. Other operating expenses were $1.2 million higher primarily due to increased container movements.
Administrative and general. Administrative and general expenses were $2.0 million lower in the Current Six Months compared with the Prior Six Months primarily due to higher compensation costs related to the accelerated vesting of share awards as a consequence of the Spin-off.
Gains on Asset Dispositions, Net. During the Current Six Months, the Company sold 32 dry-cargo barges, two specialty barges and other equipment for net proceeds of $10.8 million and gains of $4.7 million. In addition, the Company recognized previously deferred gains of $1.0 million. During the Prior Six Months, the Company sold one towboat, 50 dry-cargo barges and other equipment for net proceeds of $19.8 million and gains of $13.0 million, of which $5.3 million were recognized currently and $7.7 million were deferred. Equipment dispositions included the sale-leaseback of 50 dry cargo barges for $12.5 million with leaseback terms of 84 months. In addition, the Company recognized previously deferred gains of $1.2 million. The Company also recognized a loss of $0.4 million related to the total loss of one inland river specialty barge.
Operating Income. Excluding gains on asset dispositions, operating income as a percentage of operating revenues was 0% in the Current Six Months compared with operating loss as a percentage of operating revenues of 6% in the Prior Six Months. The improvement was primarily due to increased activity in the dry-cargo barge pools.
Foreign currency gains (losses), net. During the Current Six Months, foreign currency gains increased by $0.8 million due to the strengthening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. During the Current Six Months, equity in earnings (losses) of 50% or less owned companies, net of tax, improved by $1.8 million. Operating results for SCF Bunge Marine, the Company’s joint venture that operates towboats on the U.S. Inland waterways, improved primarily due to favorable operating conditions, operating an additional towboat and higher towing rates and utilization. Operating results for SCFCo, the Company’s joint venture operating on the Parana-Paraguay River in South America, improved primarily due to higher demand for barge transportation and favorable operating conditions. In addition, the Company recognized interest income (not a component of segment profit) of $1.7 million and previously deferred gains of $0.7 million on notes due from and equipment previously sold to SCFCo.

Fleet Count
The composition of Inland Services’ fleet as of June 30 was as follows:

	Owned	Leased-in	Joint Ventured	Pooled or Managed	Total
2018
Dry-cargo barges	611	50	258	489	1,408
Liquid tank barges	20	—	—	—	20
Specialty barges	5	—	—	—	5
Towboats:
4,000 hp - 6,600 hp	3	4	11	—	18
3,300 hp - 3,900 hp	1	—	2	—	3
Less than 3,200 hp	2	—	—	—	2
Harbor boats:
1,100 hp - 2,000 hp	9	6	—	—	15
Less than 1,100 hp	9	—	—	—	9
	660	60	271	489	1,480
2017
Dry-cargo barges	641	50	258	494	1,443
Liquid tank barges	19	—	—	—	19
Specialty barges	10	—	—	—	10
Towboats:
4,000 hp - 6,600 hp	2	4	11	—	17
3,300 hp - 3,900 hp	1	—	2	—	3
Less than 3,200 hp	2	—	—	—	2
Harbor boats:
1,100 hp - 2,000 hp	9	6	—	—	15
Less than 1,100 hp	9	—	—	—	9
	693	60	271	494	1,518
Witt O'Brien's

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	36,653	98	5,269	87	62,744	98	12,754	91
Foreign	655	2	792	13	996	2	1,315	9
	37,308	100	6,061	100	63,740	100	14,069	100
Costs and Expenses:
Operating	24,399	65	4,043	67	42,705	67	9,415	67
Administrative and general	5,140	14	2,462	41	10,507	17	5,681	40
Depreciation and amortization	491	1	205	3	792	1	407	3
	30,030	80	6,710	111	54,004	85	15,503	110
Operating Income (Loss)	7,278	20	(649)	(11)	9,736	15	(1,434)	(10)
Other Income:
Foreign currency gains (losses), net	(17)	—	23	—	(15)	—	33	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(32)	—	(20)	—	103	—	137	1
Segment Profit (Loss)	7,229	20	(646)	(11)	9,824	15	(1,264)	(9)

Operating Revenues. Operating revenues were $31.2 million higher in the Current Year Quarter compared with the Prior Year Quarter and $49.7 million higher in the Current Six Months compared with the Prior Six Months primarily due to increased activity related to ongoing recovery projects in the U.S. Virgin Islands and Texas following the hurricanes of 2017.
Operating Expenses. Operating expenses were $20.4 million higher in the Current Year Quarter compared with the Prior Year Quarter and $33.3 million higher in the Current Six Months compared with the Prior Six Months primarily due to ongoing activities in the U.S. Virgin Islands and Texas consistent with increased operating revenues.
Administrative and general. Administrative and general expenses were $2.7 million higher in the Current Year Quarter compared with the Prior Year Quarter and $4.8 million higher in the Current Six Months compared with the Prior Six Months primarily due to increased personnel costs associated with ongoing recovery projects in the U.S. Virgin Islands and Texas.
Depreciation and amortization. Depreciation and amortization expenses were $0.3 million higher in the Current Year Quarter compared with the Prior Year Quarter and $0.4 million higher in the Current Six Months compared with the Prior Six Months primarily due to the amortization of intangible assets acquired in a business acquisition during the first quarter of 2018.
Operating Income (Loss). Operating income as a percentage of operating revenues was 20% in the Current Year Quarter compared with operating loss as a percentage of operating revenues of 11% in the Prior Year Quarter primarily due to ongoing activities in the U.S. Virgin Islands and Texas. Operating income as a percentage of operating revenues was 15% in the Current Six Months compared with operating loss as a percentage of operating revenues of 10% in the Prior Six Months primarily due to ongoing activities in the U.S. Virgin Islands and Texas.
Other

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	942	97	—	—	942	87	—	—
Foreign	27	3	116	100	143	13	232	100
	969	100	116	100	1,085	100	232	100
Costs and Expenses:
Operating	392	41	—	—	392	36	—	—
Administrative and general	498	51	225	194	684	63	379	163
Depreciation and amortization	62	6	—	—	62	6	—	—
	952	98	225	194	1,138	105	379	163
Operating Income (Loss)	17	2	(109)	(94)	(53)	(5)	(147)	(63)
Other Income:
Foreign currency gains, net	1	—	—	—	1	—	—	—
Other, net(2)	53,902	n/m	—	n/m	53,902	n/m	(300)	n/m
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax(2)	112	12	(2,004)	n/m	1,279	118	(711)	(306)
Segment Profit (Loss)(1)(2)	54,032	n/m	(2,113)	n/m	55,129	n/m	(1,158)	n/m
_____________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

(2)	The balance as a percentage of operating revenues is not meaningful (“n/m”).
Operating Activities. Operating activities in the Current Year Quarter and Current Six Months primarily consists of the business activities of Cleancor, which the Company acquired on June 1, 2018.
Other, net. Other, net in the Current Year Quarter and Current Six Months primarily includes a gain of $53.9 million on the sale of the Company’s 34.2% interest in Hawker Pacific Airservices on April 30, 2018.

Corporate and Eliminations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	$’000	$’000	$’000	$’000
Corporate Expenses	(5,571)	(10,730)	(12,398)	(20,070)
Eliminations	32	20	63	36
Operating Loss	(5,539)	(10,710)	(12,335)	(20,034)
Other Income (Expense):
Derivative gains, net	—	16,897	—	19,727
Foreign currency gains, net	(71)	129	(35)	155
Other, net	(3)	3	(3)	245
Corporate Expenses. Corporate expenses in the Current Year Quarter and Current Six Months were lower primarily due to amounts charged to SEACOR Marine for transition services provided pursuant to the transition services agreement entered into in connection with the Spin-off, a reduction in audit fees, and lower compensation costs following the Spin-off and the accelerated vesting of certain incentive share awards in December 2017 in advance of changes in the U.S. federal income tax code.
Derivative gains, net. Derivative gains, net, in the Prior Year Quarter and Prior Six Months primarily related to changes in the fair value of the exchange option liability on SEACOR Marine’s convertible senior notes. Following the Spin-off, the exchange option on SEACOR Marine’s convertible senior notes terminated as the notes became the sole obligation of SEACOR Marine and are convertible only into the common stock of SEACOR Marine.
Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	$’000	$’000	$’000	$’000
Interest income	2,179	2,150	4,035	4,284
Interest expense	(8,604)	(11,676)	(17,167)	(21,980)
Debt extinguishment losses, net	(5,407)	(97)	(5,449)	(97)
Marketable security gains (losses), net	782	(21,674)	(3,016)	(838)
	(11,050)	(31,297)	(21,597)	(18,631)
Interest income. Interest income in the Current Six Months was lower compared with the Prior Six Months primarily due to lower outstanding balances of notes receivable from 50% or less owned companies and lower interest from other investments, partially offset by higher interest on cash balances.
Interest expense. Interest expense in the Current Year Quarter and Current Six Months was lower compared with the Prior Year Quarter and Prior Six Months, primarily due to the redemption of a portion of the Company’s 2.5% Convertible Senior Notes and the reduction of the outstanding balances under the SEA-Vista Credit Facility during 2017, partially offset by lower capitalized interest.
Marketable security gains (losses), net. The Company’s most significant marketable security position is its investment in 5.2 million shares of Dorian LPG Ltd. (“Dorian”), a publicly traded company listed on the New York Stock Exchange under the symbol “LPG.” Marketable security gains (losses), net in all periods are primarily related to unrealized gains or losses on the Company’s investment in Dorian.
Income Taxes
During the six months ended June 30, 2018, the Company’s effective income tax rate of 15.9% was primarily due to subpart F income related to the Company’s sale of Hawker Pacific Airservices partially offset by foreign sourced income not subject to U.S. tax.

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
The Company's capital commitments as of June 30, 2018 by year of expected payment were as follows (in thousands):

	Remainder of 2018	2019	Total
Ocean Services	$167	$—	$167
Inland Services	3,810	2,265	6,075
	$3,977	$2,265	$6,242
As of June 30, 2018, the Company had outstanding debt of $539.8 million, net of discounts and issuance costs, and letters of credit totaling $11.1 million with various expiration dates through 2019. In addition, as of June 30, 2018, the Company has guaranteed payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine totaling $53.6 million (including $0.7 million of the letters of credit above), which decline as payments are made on the outstanding obligations. As of June 30, 2018, the holders of the Company’s outstanding principal balances of $111.9 million for the 3.0% Convertible Senior Notes, $64.5 million for the 2.5% Convertible Senior Notes and $117.8 million for the 3.25% Convertible Senior Notes may require the Company to repurchase the notes on November 19, 2020, December 19, 2022 and May 15, 2025, respectively. The Company’s long-term debt maturities, assuming the note holders require the Company to repurchase the notes on those dates, are as follows (in thousands):

Remainder of 2018	$4,572
2019	159,853
2020	221,583
2021	499
2022	64,958
Years subsequent to 2022	124,148
$575,613
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes, 3.25% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of June 30, 2018, the Company’s repurchase authority for the Securities was $75.3 million.
As of June 30, 2018, the Company held balances of cash, cash equivalents, restricted cash, marketable securities and construction reserve funds totaling $376.3 million. As of June 30, 2018, construction reserve funds of $16.1 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire qualifying equipment. Additionally, the Company had $65.0 million available under subsidiary credit facilities.

Summary of Cash Flows

	Six Months Ended June 30,
	2018	2017
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities-Continuing Operations	13,115	77,351
Operating Activities-Discontinued Operations	—	26,686
Investing Activities-Continuing Operations	97,527	(54,770)
Investing Activities-Discontinued Operations	—	(15,773)
Financing Activities-Continuing Operations	(32,544)	(60,939)
Financing Activities-Discontinued Operations	—	(7,149)
Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash-Continuing Operations	52	913
Effects of Exchange Rate Changes on Cash and Cash Equivalents-Discontinued Operations	—	208
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	78,150	(33,473)
Operating Activities
Cash flows provided by continuing and discontinued operating activities decreased by $90.9 million in the Current Six Months compared with the Prior Six Months. The components of cash flows provided by (used in) operating activities during the Current Six Months and Prior Six Months were as follows:

	Six Months Ended June 30,
	2018	2017
	$’000	$’000
Operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net	57,604	40,889
Operating loss from discontinued operations before depreciation, amortization and gains on asset dispositions and impairments, net	—	(33,478)
Changes in operating assets and liabilities before interest and income taxes	(25,049)	22,704
Purchases of marketable securities	—	(1,720)
Proceeds from sale of marketable securities	—	52,551
Cash settlements on derivative transactions, net	—	1,267
Dividends received from 50% or less owned companies	—	14,116
Interest paid, excluding capitalized interest(1)	(12,966)	(17,519)
Income taxes (paid) refunded, net	(8,898)	7,650
Other	2,424	17,577
Total cash flows provided by continuing and discontinued operating activities	13,115	104,037
_____________________

(1)
During the Current Six Months and Prior Six Months, capitalized interest paid and included in purchases of property and equipment for continuing and discontinued operations was $0.2 million and $2.1 million, respectively.

Operating income from continuing operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net was $16.7 million higher in the Current Six Months compared with the Prior Six Months. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company’s business segments.
During the Prior Six Months, cash provided by operating activities of continuing and discontinued operations included $52.6 million received from the sale of marketable security long positions.
During the Prior Six Months, other includes $21.2 million for the amortization of restricted stock expense for both continuing and discontinued operations.

Investing Activities
During the Current Six Months, net cash provided by investing activities of continuing operations was $97.5 million primarily as follows:

•	Capital expenditures were $31.6 million. Equipment deliveries included four U.S.-flag harbor tugs and two foreign-flag short-sea container/RORO vessels.

•	The Company sold one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug, 32 dry-cargo barges, two inland river specialty barges and other equipment for net proceeds of $15.9 million.

•	Construction reserve fund account transactions included withdrawals of $35.2 million.

•	The Company made investments in and advances to 50% or less owned companies of $8.3 million, including$5.4 million to VA&E, $2.1 million to Golfo de Mexico and $0.9 million to RF Vessel Holdings.

•	The Company received $7.8 million from its 50% or less owned companies, including $5.4 million from VA&E and $2.0 million from SCFCo.

•	On April 30, 2018, the Company sold its interest in Hawker Pacific for $78.0 million.
During the Prior Six Months, net cash used in investing activities of continuing operations was $54.8 million primarily as follows:

•
Capital expenditures were $81.0 million. Equipment deliveries included one inland river liquid tank barge, one inland river towboat, one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug and two foreign-flag harbor tugs.

•
The Company sold 50 dry-cargo barges, one inland river towboat and other equipment for net proceeds of $19.8 million. Equipment dispositions included the sale-leaseback of 50 dry-cargo barges for $12.5 million with leaseback terms of 84 months.

•	Construction reserve fund account transactions included deposits of $9.8 million and withdrawals of $20.1 million.

•
The Company made investments in and advances to 50% or less owned companies of $7.3 million, including $3.5 million to VA&E, $2.0 million to Trailer Bridge, $1.0 million to Avion, $0.5 million to SCFCo and $0.3 million to KSM.

•	The Company received capital distributions of $3.9 million from SeaJon.

•	The Company made $0.6 million of net issuances on third-party leases and notes receivables.
During the Prior Six Months, net cash used in investing activities of discontinued operations was $15.8 million primarily as follows:

•	Offshore Marine Services used net cash of $17.3 million related to the purchase and sale of equipment.

•	Illinois Corn Processing used net cash of $1.2 million for the purchase of equipment.

•	Offshore Marine Services received net cash of $4.1 million from construction reserve funds and restricted cash.

•	Offshore Marine Services received net distributions of $5.0 million from its 50% or less owned companies.

•	Offshore Marine Services used $7.8 million for business consolidations and acquisitions.
Financing Activities
During the Current Six Months, net cash used in financing activities of continuing operations was $32.5 million. The Company:

•	purchased $1.7 million in principal amount of its 7.375% Senior Notes for $1.8 million;

•	purchased $0.3 million in principal amount of its 3.0% Convertible Senior Notes for $0.3 million;

•	repaid $14.5 million under the SEA-Vista Credit Facility;

•	repaid the outstanding balance of $12.2 million on the ISH Term Loan;

•	repaid the remaining outstanding balance of $1.4 million assumed in the ISH acquisition;

•	made other scheduled payments on long-term debt of $0.3 million;

•
incurred costs of $2.5 million related to the exchange of $117.8 million aggregate principal amount of the Company’s outstanding 3.0% Convertible Senior Notes due 2028 for a like principal amount of new 3.25% Convertible Senior Notes due 2030;

•	paid dividends to noncontrolling interests of $5.1 million; and

•	received $5.6 million from share award plans.
During the Prior Six Months, net cash used in financing activities of continuing operations was $60.9 million. The Company:

•	purchased $7.6 million in principal amount of its 7.375% Senior Notes for $7.7 million;

•
purchased $48.4 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $48.6 million. Consideration of $47.4 million was allocated to the settlement of the long-term debt and $1.2 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes;

•	borrowed $27.9 million and repaid $32.7 million under the SEA-Vista Credit Facility;

•	made other scheduled payments on long-term debt of $0.2 million;

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
During the Prior Six Months, net cash provided by financing activities of discontinued operations was $7.1 million primarily due to a $7.4 million dividend to noncontrolling interests made by Illinois Corn Processing.
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
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to “Liquidity and Capital Resources” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change in the Company’s off-balance sheet arrangements during the Current Six Months. In addition, the Company has issued letters of credit or guaranteed the payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of June 30, 2018, guarantees on behalf of SEACOR Marine totaled $53.6 million and will decline as payments are made on the outstanding obligations.
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
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2018. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
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
Changes in Internal Control Over Financial Reporting
Except for the addition of certain controls in connection with the adoption of Financial Accounting Standard Board Topic 606, Revenue from Contracts with Customers, there were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, see Note 12. “Commitments and Contingencies” included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A.     RISK FACTORS
For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in the Company’s risk factors during the Current Six Months.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Securities that may Yet be Purchased under the Plans or Programs(1)
April 1 – 30, 2018	—	$—	—	$77,380,819
May 1 – 31, 2018	—	$—	—	$76,304,063
June 1 – 30, 2018	—	$—	—	$75,281,563
______________________

(1)
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the Current Year Quarter, the Company repurchased $1.7 million in principal amount of its 7.375% Senior Notes and $0.3 million in principal amount of its 3.0% Convertible Senior Notes thereby reducing repurchase authority under the plan.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

4.1
Indenture dated as of May 15, 2018, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 3.25% COnvertible Senior Notes Due 2030) filed with the Securities and Exchange Commission on May 16, 2018 as Exhibit 4.1 to the Company’s Current Report on Form 8-K.

10.1	Form of Exchange Agreement, dated May 8, 2018, by and among SEACOR Holdings Inc. and each Exchanging Investor.
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
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

SEACOR Holdings Inc. (Registrant)

DATE:	July 25, 2018	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	July 25, 2018	By:	/S/ BRUCE WEINS
Bruce Weins, Senior Vice President and Chief Financial Officer (Principal Financial Officer)