Form 10-Q
period 2018-09-30
SEACOR HOLDINGS INC /NEW/
filed 2018-10-24
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018              or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of October 22, 2018 was 18,246,825. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$324,564	$239,246
Restricted cash and restricted cash equivalents	2,990	2,982
Marketable securities	41,445	42,761
Receivables:
Trade, net of allowance for doubtful accounts of $3,465 and $2,390 in 2018 and 2017, respectively	151,217	110,465
Other	45,197	33,870
Inventories	5,139	4,377
Prepaid expenses and other	6,087	6,594
Total current assets	576,639	440,295
Property and Equipment:
Historical cost	1,403,886	1,380,469
Accumulated depreciation	(545,179)	(502,544)
Net property and equipment	858,707	877,925
Investments, at Equity, and Advances to 50% or Less Owned Companies	149,184	173,441
Construction Reserve Funds	5,908	51,339
Goodwill	32,767	32,761
Intangible Assets, Net	25,724	28,106
Other Assets	8,938	9,469
	$1,657,867	$1,613,336
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$155,737	$77,842
Accounts payable and accrued expenses	56,533	44,013
Other current liabilities	66,179	57,330
Total current liabilities	278,449	179,185
Long-Term Debt	372,657	501,505
Deferred Income Taxes	99,565	101,422
Deferred Gains and Other Liabilities	60,502	77,863
Total liabilities	811,173	859,975
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 38,914,817 and 38,656,505 shares issued in 2018 and 2017, respectively	389	387
Additional paid-in capital	1,593,430	1,573,013
Retained earnings	479,495	419,128
Shares held in treasury of 20,671,627 and 20,716,878 in 2018 and 2017, respectively, at cost	(1,366,773)	(1,368,300)
Accumulated other comprehensive loss, net of tax	(444)	(545)
	706,097	623,683
Noncontrolling interests in subsidiaries	140,597	129,678
Total equity	846,694	753,361
	$1,657,867	$1,613,336

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
Operating Revenues	$220,257	$176,605	$621,912	$441,495
Costs and Expenses:
Operating	147,529	125,692	441,474	301,275
Administrative and general	26,083	20,531	76,189	68,949
Depreciation and amortization	18,616	20,501	57,069	54,689
	192,228	166,724	574,732	424,913
Gains on Asset Dispositions and Impairments, Net	6,018	5,209	13,569	10,918
Operating Income	34,047	15,090	60,749	27,500
Other Income (Expense):
Interest income	2,450	2,367	6,485	6,651
Interest expense	(8,335)	(9,121)	(25,502)	(31,101)
Debt extinguishment gains (losses), net	(160)	3	(5,609)	(94)
Marketable security gains (losses), net	1,713	(12,478)	(1,303)	(13,316)
Derivative gains, net	—	—	—	19,727
Foreign currency gains (losses), net	(328)	969	16	898
Other, net	357	64	54,951	68
	(4,303)	(18,196)	29,038	(17,167)
Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	29,744	(3,106)	89,787	10,333
Income Tax Expense (Benefit)	3,362	(12,795)	12,934	(12,563)
Income from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	26,382	9,689	76,853	22,896
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	821	488	1,915	2,929
Income from Continuing Operations	27,203	10,177	78,768	25,825
Income (Loss) from Discontinued Operations, Net of Tax	—	10,927	—	(23,150)
Net Income	27,203	21,104	78,768	2,675
Net Income attributable to Noncontrolling Interests in Subsidiaries	10,136	3,543	15,934	13,839
Net Income (Loss) attributable to SEACOR Holdings Inc.	$17,067	$17,561	$62,834	$(11,164)
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.94	$0.38	$3.48	$0.55
Discontinued operations	—	0.62	—	(1.20)
	$0.94	$1.00	$3.48	$(0.65)
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$0.88	$0.38	$3.21	$0.55
Discontinued operations	—	0.62	—	(1.19)
	$0.88	$1.00	$3.21	$(0.64)
Weighted Average Common Shares Outstanding:
Basic	18,108,388	17,508,770	18,052,274	17,265,140
Diluted	21,192,554	17,637,824	22,508,622	17,510,560

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$27,203	$21,104	$78,768	$2,675
Other Comprehensive Income:
Foreign currency translation gains (losses)	(76)	425	59	2,147
Reclassification of foreign currency translation losses to foreign currency gains (losses), net	15	—	15	—
Derivative losses on cash flow hedges	—	—	—	(389)
Reclassification of derivative losses on cash flow hedges to interest expense	—	—	—	33
Reclassification of derivative losses on cash flow hedges to equity in earnings of 50% or less owned companies	—	—	—	109
Other	—	5	—	(11)
	(61)	430	74	1,889
Income tax benefit (expense)	2	(151)	27	(605)
	(59)	279	101	1,284
Comprehensive Income	27,144	21,383	78,869	3,959
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	10,136	3,543	15,934	14,000
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	$17,008	$17,840	$62,935	$(10,041)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2017	$387	$1,573,013	$419,128	$(1,368,300)	$(545)	$129,678	$753,361
Impact of adoption of accounting principle	—	—	(2,467)	—	—	—	(2,467)
December 31, 2017, As Adjusted	387	1,573,013	416,661	(1,368,300)	(545)	129,678	750,894
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,527	—	—	1,527
Exercise of stock options	1	4,752	—	—	—	—	4,753
Director stock awards	—	106	—	—	—	—	106
Restricted stock	1	(1)	—	—	—	—	—
Net issuance of conversion option on exchange of convertible debt, net of tax	—	12,735	—	—	—	—	12,735
Purchase of conversion option in convertible debt, net of tax	—	(5)	—	—	—	—	(5)
Amortization of share awards	—	2,830	—	—	—	—	2,830
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	96	96
Distributions to noncontrolling interests	—	—	—	—	—	(5,111)	(5,111)
Net income	—	—	62,834	—	—	15,934	78,768
Other comprehensive income	—	—	—	—	101	—	101
September 30, 2018	$389	$1,593,430	$479,495	$(1,366,773)	$(444)	$140,597	$846,694

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Nine Months Ended September 30,
	2018	2017
Net Cash Provided by Operating Activities of Continuing Operations	$35,799	$85,088
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(43,736)	(99,306)
Proceeds from disposition of property and equipment	15,952	27,614
Investments in and advances to 50% or less owned companies	(9,836)	(7,636)
Return of investments and advances from 50% or less owned companies	8,176	9,676
Proceeds from the sale of 50% or less owned companies	78,015	5,000
Payments received on third-party leases and notes receivable, net	452	24,349
Withdrawals from construction reserve funds	45,431	37,714
Deposits into construction reserve funds	—	(13,807)
Business acquisitions, net of cash acquired	310	5,250
Net cash provided by (used in) investing activities of continuing operations	94,764	(11,146)
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt and capital lease obligations	(43,967)	(133,151)
Proceeds from issuance of long-term debt, net of issue costs	(2,495)	38,900
Purchase of conversion option in convertible debt	(5)	(1,354)
Common stock acquired for treasury	—	(7,569)
Proceeds from share award plans	6,280	16,427
Distributions to noncontrolling interests	(5,111)	—
Net cash used in financing activities of continuing operations	(45,298)	(86,747)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	61	856
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents from Continuing Operations	85,326	(11,949)
Cash Flows from Discontinued Operations:
Operating Activities	—	26,875
Investing Activities	—	2,720
Financing Activities	—	(7,149)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	208
Net Increase in Cash and Cash Equivalents from Discontinued Operations	—	22,654
Net Increase in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	85,326	10,705
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	242,228	258,887
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	327,554	269,592
Restricted Cash and Restricted Cash Equivalents, End of Period	2,990	2,436
Cash and Cash Equivalents, End of Period	$324,564	$267,156

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The condensed consolidated financial information for the three and nine months ended September 30, 2018 and 2017 has been prepared by the Company and has not been audited by its independent registered certified public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of September 30, 2018, its results of operations for the three and nine months ended September 30, 2018 and 2017, its comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, its changes in equity for the nine months ended September 30, 2018, and its cash flows for the nine months ended September 30, 2018 and 2017. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Contract liabilities from contracts with customers arise when the Company has received consideration prior to performance and are included in other current liabilities in the accompanying condensed consolidated balance sheets. The Company’s contract liability activity for the nine months ended September 30 was as follows (in thousands):

2018
Balance at beginning of period	$983
Contract liabilities arising during the period	4,374
Revenue recognized upon completion of performance obligations during the period	(2,291)
Balance at end of period	$3,066
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
Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets that have already exceeded their useful life as set forth in the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date.

As of September 30, 2018, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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
As of September 30, 2018, the Company’s construction in progress totaling $4.6 million primarily consisted of upgrades to inland river towboats and the construction of other Inland Services equipment, and is included in historical cost in the accompanying condensed consolidated balance sheets. Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the nine months ended September 30, 2018, capitalized interest totaled $0.2 million.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying value and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. The Company’s estimates of undiscounted cash flows are highly subjective and actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the nine months ended September 30, 2018, the Company did not recognize any impairment charges related to long-lived assets held for use. During the nine months ended September 30, 2017, the Company recognized impairment charges of $0.4 million related to long-lived assets held for use.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the nine months ended September 30, 2018 and 2017, the Company recognized impairment charges of $0.1 million and $0.9 million, respectively, related to its 50% or less owned companies, which are included in equity in earnings of 50% or less owned companies, net of tax in the accompanying consolidated statements of income (loss).
Income Taxes. During the nine months ended September 30, 2018, the Company’s effective income tax rate of 14.4% was primarily due to foreign sourced income not subject to U.S. tax partially offset by income taxes on Subpart F income (see Note 6).

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

	2018	2017
Balance at beginning of period	$72,453	$82,423
Deferred gains arising from asset sales	—	7,720
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(8,991)	(11,126)
Amortization of deferred gains included in gains on asset dispositions and impairments, net(1)	(6,988)	(1,764)
Reclassification of deferred gains into historical cost on reacquired property and equipment	(3,052)	—
Balance at end of period	$53,422	$77,253
______________________

(1)	For the nine months ended September 30, 2018, the Company recognized previously deferred gains of $5.5 million due to a change in the lease duration for one U.S.-flag petroleum and chemical carrier.
Accumulated Other Comprehensive Loss. The only component of accumulated other comprehensive loss for the nine months ended September 30, 2018 was foreign currency translation adjustments.

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

Computations of basic and diluted earnings per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Net Income attributable to SEACOR	Average O/S Shares	Per Share	Net Income (Loss) Attributable to SEACOR	Average O/S Shares	Per Share
2018
Basic Weighted Average Common Shares Outstanding	$17,067	18,108,388	$0.94	$62,834	18,052,274	$3.48
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	303,285		—	299,405
Convertible Notes(2)	1,625	2,780,881		9,495	4,156,943
Diluted Weighted Average Common Shares Outstanding	$18,692	21,192,554	$0.88	$72,329	22,508,622	$3.21
2017
Basic Weighted Average Common Shares Outstanding	$17,561	17,508,770	$1.00	$(11,164)	17,265,140	$(0.65)
Effect of Dilutive Share Awards:
Options and Restricted Stock(3)	—	129,054		—	245,420
Convertible Notes(4)	—	—		—	—
Diluted Weighted Average Common Shares Outstanding	$17,561	17,637,824	$1.00	$(11,164)	17,510,560	$(0.64)
______________________

(1)
For the three and nine months ended September 30, 2018, diluted earnings per common share of SEACOR excluded 295,074 and 292,169, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the three months ended September 30, 2018, diluted earnings per common share of SEACOR excluded 1,408,719 of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

(3)
For the three and nine months ended September 30, 2017, diluted earnings per common share of SEACOR excluded 1,727,132 and 2,638,753, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive. Diluted weighted average shares outstanding are calculated based on continuing operations.

(4)
For the three and nine months ended September 30, 2017, diluted earnings per common share of SEACOR excluded 1,889,027 and 2,488,460, respectively, of common shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes and 2,801,147 and 2,801,147, respectively, of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive. Diluted weighted average shares outstanding are calculated based on continuing operations.

New Accounting Pronouncements. On February 25, 2016, the FASB issued a comprehensive new leasing standard that is meant to improve transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts and also requires additional disclosures about leasing arrangements. The new standard is effective for interim and annual periods beginning after December 15, 2018. The Company will adopt this standard using a modified prospective approach to adoption with recognition of a cumulative-effect adjustment to the opening balance of retained earnings at the adoption date. The Company is in the process of preparing for implementation and currently believes that the adoption will have a material impact on its financial statements. Specifically, the Company will be recording material right-of-use assets and lease liabilities of approximately $150 - $175 million for certain of its equipment, office and land leases. The Company’s estimates are preliminary and are based on its current inventory of leases. If the Company enters into or exits material lease arrangements prior to adoption or makes material changes to certain of its assumptions, including lease discount rates, the Company’s estimates may change and those changes may be material.
On January 26, 2017, the FASB issued an amendment to the accounting standards, which simplified wording and removed step two of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step two of the goodwill test. The new standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020, with early adoption permitted for interim or annual goodwill impairment tests on testing dates after January 1, 2017. The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.

2. BUSINESS ACQUISITIONS
Cleancor. On June 1, 2018, the Company acquired a controlling interest in Cleancor, a full service solution provider that delivers clean fuel to end users, through the acquisition of its partners’ 50% equity interest for $3.2 million in cash. In addition, immediately prior to consolidation, the Company contributed as capital $1.9 million of notes receivable due from Cleancor. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair value resulting in no goodwill being recorded.
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
Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisitions for the nine months ended September 30, 2018 was as follows (in thousands):

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
3. EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the nine months ended September 30, 2018, capital expenditures were $43.7 million. Equipment deliveries during the nine months ended September 30, 2018 included five U.S.-flag harbor tugs and two foreign-flag short-sea container/RORO vessels.
During the nine months ended September 30, 2018, the Company sold one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug, 32 dry-cargo barges, two inland river specialty barges and other equipment for net proceeds of $16.0 million and gains of $6.6 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $7.0 million.
4. INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
RF Vessel Holdings. RF Vessel Holdings owns two foreign-flag rail ferries. During the nine months ended September 30, 2018, the Company and its partner each contributed capital of $0.9 million to RF Vessel Holdings.
Golfo de Mexico. Golfo de Mexico operates the two foreign-flag rail ferries owned by RF Vessel Holdings. During the nine months ended September 30, 2018, the Company and its partner each contributed capital of $2.1 million to Golfo de Mexico.
KSM. KSM operates four foreign-flag harbor tugs and one foreign-flag ocean liquid tank barge in Freeport, Grand Bahama. During the nine months ended September 30, 2018, the Company and its partner each contributed capital of $1.0 million to KSM.

SCFCo. SCFCo operates dry-cargo barges and towboats on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. The Company has provided SCFCo with working capital advances, loans and financings. During the nine months ended September 30, 2018, the Company received repayments on these working capital advances, loans and financings of $2.4 million from SCFCo. As of September 30, 2018, $30.0 million of working capital advances, loans and financings remained outstanding.
SCF Bunge Marine. SCF Bunge Marine provides towing services on the U.S. Inland Waterways, primarily the Mississippi River, Illinois River, Tennessee River and Ohio River. During the nine months ended September 30, 2018, the Company contributed capital of $0.5 million to SCF Bunge Marine and received dividends of $2.9 million from SCF Bunge Marine.
O’Brien’s do Brazil. O’Brien’s do Brazil is an emergency consulting organization providing preparedness, response and recovery services in Brazil. During the nine months ended September 30, 2018, the Company received dividends of $0.2 million from O’Brien’s do Brazil.
Hawker Pacific. Hawker Pacific is an aviation sales and support organization and distributor of aviation components from leading manufacturers. On April 30, 2018, the Company sold its 34.2% interest in Hawker Pacific for $78.0 million in cash and recognized a gain of $53.9 million, which is included in other, net in the accompanying condensed consolidated statements of income (loss).
VA&E. VA&E primarily focuses on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product. During the nine months ended September 30, 2018, the Company received dividends of $0.4 million from VA&E. The Company provides an uncommitted revolving credit facility of up to $3.5 million and a subordinated loan of $3.5 million to VA&E. During the nine months ended September 30, 2018, the Company received repayments of $5.4 million and advanced $5.4 million on the revolving credit facility. As of September 30, 2018, the outstanding balance on the revolving credit facility and subordinated loan was $7.3 million, inclusive of accrued and unpaid interest.
Other. The Company’s other 50% or less owned companies are primarily industrial aviation businesses in Asia. During the nine months ended September 30, 2018, the Company received dividends of $0.8 million and repayments on advances of $0.4 million from these 50% or less owned companies. As of September 30, 2018, total advances outstanding were $2.0 million.
5. LONG-TERM DEBT
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire SEACOR common stock, par value $0.01 per share (“Common Stock”), 7.375% Senior Notes, 3.0% Convertible Senior Notes, 3.25% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of September 30, 2018, the Company’s remaining repurchase authority for the Securities was $71.1 million.
3.0% Convertible Senior Notes. On May 15, 2018, SEACOR exchanged $117.8 million aggregate principal amount of the Company’s outstanding 3.0% Convertible Senior Notes due 2028 for a like principal amount of new 3.25% Convertible Senior Notes due 2030 (see discussion below). In addition, during the nine months ended September 30, 2018, the Company repurchased $0.3 million in principal amount of its 3.0% Convertible Senior Notes for $0.3 million. These transactions resulted in debt extinguishment losses of $5.3 million included in the accompanying condensed consolidated statements of income (loss). The outstanding principal amount of these notes was $111.9 million as of September 30, 2018.
3.25% Convertible Senior Notes. On May 15, 2018, SEACOR issued $117.8 million aggregate principal amount of its 3.25% Convertible Senior Notes due May 15, 2030 (the “3.25% Convertible Senior Notes”). Interest on the 3.25% Convertible Senior Notes is payable semi-annually on May 15 and November 15 of each year. Beginning May 15, 2025, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 3.25% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per bond ($1,000 face value). The amount of contingent interest payable for any such period will be equal to 0.45% per annum of such average trading price of the 3.25% Convertible Senior Notes. Prior to February 15, 2030, the 3.25% Convertible Senior Notes are convertible into shares of Common Stock, at a conversion rate (“Conversion Rate”) of 13.1920 shares per bond ($1,000 face value) only if certain conditions are met, as more fully described in the indenture. After February 15, 2030, holders may elect to convert at any time. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 1,553,780 shares as of September 30, 2018. On or after May 15, 2022, the 3.25% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On May 15, 2025, or if the Company undergoes a fundamental change, as more fully described in the indenture, the holders of the 3.25% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase.

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
7.375% Senior Notes. During the nine months ended September 30, 2018, the Company repurchased $5.7 million in principal amount of its 7.375% Senior Notes for $5.9 million resulting in debt extinguishment losses of $0.2 million included in the accompanying condensed consolidated statements of income (loss). The outstanding principal amount of these notes was $147.4 million as of September 30, 2018. On October 1, 2018, the Company announced it would redeem all of its 7.375% Senior Notes on October 31, 2018 at a redemption price equal to 100% of the principal amount of the notes outstanding plus a make-whole premium to be calculated in accordance with the terms of the indenture governing the 7.375% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date. As a consequence, the Company has included the principal amount of these notes in current portion of long-term debt in the accompanying condensed consolidated balance sheet.
SEA-Vista Credit Facility. During the nine months ended September 30, 2018, SEA-Vista repaid $17.0 million on the Revolving Loan and made scheduled payments of $2.5 million on the Term A-1 Loan and $4.2 million on the Term A-2 Loan. As of September 30, 2018, SEA-Vista had $72.0 million of remaining borrowing capacity under the Revolving Loan.
ISH Credit Facility. During the nine months ended September 30, 2018, ISH repaid the outstanding balance of $12.2 million on the ISH Term Loan and terminated the credit facility resulting in debt extinguishment losses of $0.1 million included in the accompanying condensed consolidated statements of income (loss).
Other. During the nine months ended September 30, 2018, the Company made scheduled payments on other long-term debt of $0.5 million and repaid the remaining outstanding balance of $1.4 million assumed in the ISH acquisition.
Letters of Credit. As of September 30, 2018, the Company had outstanding letters of credit totaling $10.1 million with various expiration dates through 2019, including $0.7 million that have been issued on behalf of SEACOR Marine.
Guarantees. The Company has guaranteed the payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of September 30, 2018, these guarantees on behalf of SEACOR Marine totaled $47.0 million and decline as payments are made on the outstanding obligations.
The Company earns a fee of 50 basis points per annum on these guarantees and outstanding letters of credit. For the three and nine months ended September 30, 2018, the Company earned fees of $0.1 million and $0.2 million, respectively.
6. INCOME TAXES
The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the nine months ended September 30, 2018:

Statutory rate	21.0%
Income subject to tonnage tax	(2.4)%
Noncontrolling interests	(3.7)%
Foreign earnings not subject to U.S. income tax	(17.7)%
Foreign taxes not creditable against U.S. income tax	4.1%
Subpart F income	12.3%
State taxes	0.7%
Other	0.1%
14.4%

7. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company recognized gains on derivative instruments not designated as hedging instruments for the nine months ended September 30 as follows (in thousands):

	2018	2017
Exchange option liability on subsidiary convertible senior notes	$—	$19,436
Forward currency exchange, option and future contracts	—	291
	$—	$19,727
The exchange option liability on subsidiary convertible senior notes terminated as a consequence of the Spin-off as the notes became the sole obligation of SEACOR Marine and convertible only into the common stock of SEACOR Marine.
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. As of September 30, 2018, there were no outstanding forward currency exchange contracts.
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
The Company’s financial assets and liabilities as of September 30, 2018 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents, restricted cash and restricted cash equivalents	$327,554	$—	$—
Marketable securities(1)	41,445	—	—
Construction reserve funds	5,908	—	—
______________________

(1)
Marketable security gains (losses), net include unrealized gains of $1.7 million and unrealized losses of $7.1 million for the three months ended September 30, 2018 and 2017, respectively, related to marketable security positions held by the Company as of September 30, 2018. Marketable security gains (losses), net include unrealized losses of $1.3 million and $7.2 million for the nine months ended September 30, 2018 and 2017, respectively, related to marketable security positions held by the Company as of September 30, 2018.

The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2018 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Notes receivable from third parties (included in other receivables and other assets)	$2,226	$—	$2,203	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,300	see below
LIABILITIES
Long-term debt, including current portion(1)	$528,394	$—	$561,044	$—
______________________

(1)	The estimated fair value includes the embedded conversion options on the Company’s 3.0% Convertible Senior Notes and 3.25% Convertible Senior Notes.
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
The Company’s other assets and liabilities that were measured at fair value during the nine months ended September 30, 2018 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Investments, at equity, and advances in 50% or less owned companies	$—	$3,219	$—
Investments, at equity, and advances in 50% or less owned companies. During the nine months ended September 30, 2018, the Company marked its investment in Cleancor to fair value as a consequence of the Company acquiring its partners’ 50% interest, resulting in a gain of $0.1 million, net of tax, based on the fair value of the acquired interest (see Note 2). In addition, during the nine months ended September 30, 2018, the Company identified indicators of impairment in one of its 50% or less owned companies and, as a consequence, recognized an impairment charge of $0.1 million for an other-than-temporary decline in fair value. The investment was determined to have an immaterial value.
9. NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests			September 30, 2018	December 31, 2017
Ocean Services:
SEA-Vista	49%			$139,566	$128,550
Inland Services:
Other	3.0%	–	51.8%	841	977
Other	5.0%	–	11.8%	190	151
				$140,597	$129,678
SEA-Vista. SEA-Vista owns and operates the Company’s fleet of U.S.-flag petroleum and chemical carriers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products. As of September 30, 2018, the net assets of SEA-Vista were $284.8 million. During the nine months ended September 30, 2018, the net income of SEA-Vista was $32.6 million, of which $16.0 million was attributable to noncontrolling interests. During the nine months ended September 30, 2017, the net income of SEA-Vista was $33.2 million, of which $16.3 million was attributable to noncontrolling interests.

10. MULTI-EMPLOYER AND DEFINED BENEFIT PENSION PLANS
AMOPP. During the nine months ended September 30, 2018, the Company received notification from the AMOPP that the Company’s withdrawal liability as of September 30, 2017 would have been $34.4 million based on an actuarial valuation performed as of that date. That liability may change in future years based on various factors, primarily employee census. As of September 30, 2018, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
11. SHARE BASED COMPENSATION
Transactions in connection with the Company’s share based compensation plans during the nine months ended September 30, 2018 were as follows:

Director stock awards granted	2,250
Employee Stock Purchase Plan (“ESPP”) shares issued	45,251
Restricted stock awards granted	121,850
Stock Option Activities:
Outstanding as of December 31, 2017	1,546,014
Granted	110,660
Exercised	(134,212)
Outstanding as of September 30, 2018	1,522,462
Shares available for future grants and ESPP purchases as of September 30, 2018	916,254
Employee Stock Purchase Plans. On June 5, 2018, SEACOR’s stockholders approved an amendment to the 2009 Employee Stock Purchase Plan, whereby the number of shares available under the plan was increased by 300,000.
12. COMMITMENTS AND CONTINGENCIES
The Company's capital commitments as of September 30, 2018 by year of expected payment were as follows (in thousands):

	Remainder of 2018	2019	Total
Ocean Services	$106	$—	$106
Inland Services	2,478	2,690	5,168
	$2,584	$2,690	$5,274
Ocean Services’ and Inland Services’ capital commitments included one inland river towboat and various other equipment and vessel improvements. Subsequent to September 30, 2018, the Company committed to purchase additional property and equipment for $14.7 million.
During 2012, the Company sold National Response Corporation (“NRC”), NRC Environmental Services Inc., SEACOR Response Ltd., and certain other subsidiaries to J.F. Lehman & Company, a private equity firm (the “SES Business Transaction”).
On December 15, 2010, O’Brien’s Response Management L.L.C. (“ORM”) and NRC were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico, which is currently pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserted various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned “B3” master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order. On February 16, 2016, all but eleven B3 claims against ORM and NRC were dismissed with prejudice (the “B3 Dismissal Order”). On August 2, 2016, the Court granted an omnibus motion for summary judgment as it concerns ORM and NRC in its entirety, dismissing the remaining eleven plaintiffs’ claims against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). The deadline to appeal both of these orders has expired. At present, the only remaining claim is the following:

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

Following a status conference with the Court on February 17, 2017, the Court issued several new pretrial orders in connection with the remaining claims in the MDL. Various submissions followed, and on July 18, 2017, the Court issued an order dismissing all remaining “B3” claims in the MDL with prejudice, with the exception of certain claims specifically listed on an exhibit annexed to the order (the “Master MDL B3 Dismissal Order”). Nathan Fitzgerald, the decedent in the Fitzgerald Action, was listed on the exhibit annexed to the Master MDL B3 Dismissal Order. The Court has since issued a list of those plaintiffs compliant with its previous orders and thus whose “B3” claims remain pending; the last version of this compliance list was issued on April 6, 2018 and the claim for the decedent in the Fitzgerald Action remains listed as a pending claim. On April 9, 2018, the Court issued an order requiring remaining “B3” plaintiffs to submit particularized statements of claim, and such a statement was submitted on behalf of the decedent in the Fitzgerald Action on July 9, 2018. On September 20, 2018, the Court issued an order indicating which statements of claim were sufficient and which were not, requiring the latter plaintiffs to show cause; the statement submitted on behalf of the decedent in the Fitzgerald Action was deemed sufficient, requiring nothing further at the time of the order. The Company is unable to estimate the potential exposure, if any, resulting from this matter, to the extent it remains viable, but believes it is without merit and does not expect that it will have a material effect on its consolidated financial position, results of operations or cash flows.
On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean’s own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the “B3” master complaint that have already been asserted against ORM and NRC. Various contribution and indemnity cross-claims and counterclaims involving ORM and NRC were subsequently filed. The Company believes that the potential exposure, if any, resulting therefrom has been reduced as a result of the various developments in the MDL, including the B3 Dismissal Order and Remaining Eleven Plaintiffs’ Dismissal Order, and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
On November 16, 2012, 668 individuals who served as beach clean-up workers in Escambia County, Florida during the Deepwater Horizon oil spill response commenced a civil action in the Circuit Court for the First Judicial Circuit of Florida, in and for Escambia County, Abney et al. v. Plant Performance Services, LLC et al., No. 2012-CA-002947 (the “Abney Action”), in which they allege, among other things, that ORM and other defendants engaged in the contamination of Florida waters and beaches in violation of Florida Statutes Chapter 376 and injured the Plaintiffs by exposing them to dispersants during the course and scope of their employment. The Abney Action was removed to federal court and ultimately consolidated with the MDL on April 2, 2013. On April 22, 2013, a companion case to this matter was filed in the U.S. District Court for the Northern District of Florida, Abood et al. v. Plant Performance Services, LLC et al., No. 3:13-CV-00284 (N.D. Fla.) (the “Abood Action”), which alleges identical allegations against the same parties but names an additional 174 Plaintiffs, all of whom served as clean-up workers in various Florida counties during the Deepwater Horizon oil spill response. The Abood Action was consolidated with the MDL on May 10, 2013. By court order, both of these matters were then stayed since they were consolidated with the MDL. The names of only a very small percentage of the claimants in these two matters appear to be listed on the exhibit to the Master MDL B3 Dismissal Order and the Court has denied the other plaintiffs’ request for reconsideration, which has since been appealed. In their appellate brief, filed in the U.S. Court of Appeals for the Fifth Circuit on June 15, 2018, these individual claimants noted that ORM “has been effectively dismissed through other actions by the lower court and that dismissal is not the subject of this appeal.” Accordingly, claimants concede that the original B3 Dismissal Order bars their claims against ORM. Finally, both the Abney Action and the Abood Action were directed closed by Court order dated September 9, 2018 (the “Close Out Order”). The Close Out Order similarly listed various individual actions that had been dismissed as against ORM and NRC by virtue of the B3 Dismissal Order and/or the Remaining Eleven Plaintiffs’ Dismissal Order.

Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company (“BP America”) and (collectively “BP”) and the Plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, Plaintiffs’ economic loss claims and clean-up related claims against BP. The BP settlement pertaining to personal injury claims (the “Medical Settlement”) also established a right for class members to bring a lawsuit against BP (but not ORM or NRC) for later-manifested physical condition(s). These actions, referred to as back-end litigation-option (“BELO”) cases, have specifically-delineated procedures and limitations, as set forth in the Medical Settlement. For example, there are limitations on the claims and defenses that can be asserted, as well as on the issues, elements, and proofs that may be litigated at any trial and the potential recovery for any BELO plaintiff. Notwithstanding that the Company, ORM, and NRC are listed on the Medical Settlement’s release as to claims asserted by Plaintiffs, the Medical Settlement still permits BP to seek indemnity from any party, to the extent BP has a valid indemnity right. BP has purported to tender a number of individual BELO cases to ORM and/or NRC for indemnity pursuant to their service contracts with BP; as of close of business on September 30 2018, 101 BELO claims have been formally filed against BP that have been tendered to ORM and 14 BELO claims have been formally filed against BP that have been tendered to NRC. ORM and NRC have rejected BP’s contention that it is entitled to full defense and indemnity coverage from ORM and/or NRC for all of the BELO claims referenced in BP’s indemnity demands. Moreover, it is the Company’s position that (1) ORM has contractual indemnity coverage for the above-referenced BELO claims through its separate agreements with sub-contractors that worked for ORM during the Deepwater Horizon oil spill response and (2) NRC’s services contract with BP does not provide for broad contractual indemnity as BP contends. Discussions relating to these indemnity demands remain ongoing. Overall, however, the Company believes that both settlements, including the Medical Settlement, have reduced the potential exposure in connection with the various cases relating to the Deepwater Horizon oil spill response and clean-up. The Company is unable to estimate the potential exposure, if any, resulting from these claims but does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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
In connection with the SES Business Transaction, the Company remains contingently liable for work performed in connection with the Deepwater Horizon oil spill response. Pursuant to the agreement governing the sale, the Company’s potential liability to the purchaser may not exceed the consideration received by the Company for the SES Business Transaction. The Company is currently indemnified under contractual agreements with BP for the potential B3 liabilities relating to cleanup work performed in connection with the Deepwater Horizon oil spill response; this indemnification is unrelated to, and thus not impacted by, the indemnification BP has demanded for the BELO cases referenced above.
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
13. SEGMENT INFORMATION
Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Certain reclassifications and adjustments of prior period information have been made to conform the current period’s reportable segment presentation as a result of the Company’s presentation of discontinued operations and the adoption of Topic 606 (see Notes 1 and 14). The Company’s basis of measurement of segment profit or loss is as previously defined in the Company’s Annual report on Form 10-K for the year ended December 31, 2017. Accounting standards also require companies to disaggregate revenues from contracts with customers into categories to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables summarize the operating results, capital expenditures assets and disaggregated revenues of the Company’s reportable segments.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2018
Operating Revenues:
External customers	109,939	78,845	30,259	1,214	—	220,257
Intersegment	—	—	8	—	(8)	—
	109,939	78,845	30,267	1,214	(8)	220,257
Costs and Expenses:
Operating	64,683	65,667	16,240	957	(18)	147,529
Administrative and general	9,170	3,230	7,389	606	5,688	26,083
Depreciation and amortization	11,298	6,197	492	202	427	18,616
	85,151	75,094	24,121	1,765	6,097	192,228
Gains on Asset Dispositions, Net	5,505	513	—	—	—	6,018
Operating Income (Loss)	30,293	4,264	6,146	(551)	(6,105)	34,047
Other Income (Expense):
Foreign currency losses, net	(24)	(282)	(12)	—	(10)	(328)
Other, net	(96)	—	—	452	1	357
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,073	(1,245)	(13)	6	—	821
Segment Profit (Loss)	32,246	2,737	6,121	(93)
Other Income (Expense) not included in Segment Profit (Loss)						(4,332)
Less Equity Earnings included in Segment Profit (Loss)						(821)
Income Before Taxes and Equity Earnings						29,744

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2018
Operating Revenues:
External customers	317,478	208,175	93,960	2,299	—	621,912
Intersegment	—	—	47	—	(47)	—
	317,478	208,175	94,007	2,299	(47)	621,912
Costs and Expenses:
Operating	205,060	176,209	58,945	1,349	(89)	441,474
Administrative and general	30,047	9,758	17,896	1,290	17,198	76,189
Depreciation and amortization	35,563	18,674	1,284	264	1,284	57,069
	270,670	204,641	78,125	2,903	18,393	574,732
Gains on Asset Dispositions, Net	7,391	6,178	—	—	—	13,569
Operating Income (Loss)	54,199	9,712	15,882	(604)	(18,440)	60,749
Other Income (Expense):
Foreign currency gains (losses), net	(151)	238	(27)	1	(45)	16
Other, net	585	14	—	54,354	(2)	54,951
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	3,655	(3,115)	90	1,285	—	1,915
Segment Profit	58,288	6,849	15,945	55,036
Other Income (Expense) not included in Segment Profit						(25,929)
Less Equity Earnings included in Segment Profit						(1,915)
Income Before Taxes and Equity Earnings						89,787

Capital Expenditures	38,786	4,075	—	747	128	43,736

As of September 30, 2018
Property and Equipment:
Historical cost	929,825	437,510	1,227	5,192	30,132	1,403,886
Accumulated depreciation	(331,625)	(190,493)	(1,007)	(265)	(21,789)	(545,179)
Net property and equipment	598,200	247,017	220	4,927	8,343	858,707
Investments, at Equity, and Advances to 50% or Less Owned Companies	62,999	61,304	345	24,536	—	149,184
Inventories	2,509	2,258	214	158	—	5,139
Goodwill	1,852	2,409	28,506	—	—	32,767
Intangible Assets	9,297	9,365	7,062	—	—	25,724
Other current and long-term assets, excluding cash and near cash assets(1)	54,416	78,461	63,578	2,177	12,807	211,439
Segment Assets	729,273	400,814	99,925	31,798
Cash and near cash assets(1)						374,907
Total Assets						1,657,867
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, restricted cash equivalents, marketable securities and construction reserve funds.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2018
Revenues from Contracts with Customers:
Voyage charters	66,496	—	—	—	—	66,496
Contracts of affreightment	9,101	159,406	—	—	—	168,507
Harbor & ocean towing	53,777	—	—	—	—	53,777
Unit freight	43,384	—	—	—	—	43,384
Terminal operations	—	27,291	—	—	—	27,291
Fleeting operations	—	13,325	—	—	—	13,325
Time and material contracts	—	—	84,896	—	—	84,896
Retainer contracts	—	—	7,456	—	—	7,456
Product sales(1)	—	—	—	1,618	—	1,618
Other	2,414	2,618	1,655	425	(47)	7,065
Lease Revenues:
Time charter, bareboat charter and rental income	142,306	5,535	—	256	—	148,097
	317,478	208,175	94,007	2,299	(47)	621,912
______________________

(1)	Costs of goods sold related to product sales was $1.2 million.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
		As Adjusted				As Adjusted
For the three months ended September 30, 2017
Operating Revenues:
External customers	103,780	63,042	9,667	116	—	176,605
Intersegment	—	—	14	—	(14)	—
	103,780	63,042	9,681	116	(14)	176,605
Costs and Expenses:
Operating	65,866	53,822	6,068	—	(64)	125,692
Administrative and general	9,612	3,141	2,960	180	4,638	20,531
Depreciation and amortization	13,516	6,329	206	—	450	20,501
	88,994	63,292	9,234	180	5,024	166,724
Gains on Asset Dispositions, Net	73	5,136	—	—	—	5,209
Operating Income (Loss)	14,859	4,886	447	(64)	(5,038)	15,090
Other Income (Expense):
Foreign currency gains (losses), net	5	992	29	(12)	(45)	969
Other, net	59	—	—	—	5	64
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,493	(1,235)	100	130	—	488
Segment Profit	16,416	4,643	576	54
Other Income (Expense) not included in Segment Profit						(19,229)
Less Equity Earnings included in Segment Profit						(488)
Loss Before Taxes, Equity Earnings and Discontinued Operations						(3,106)

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
		As Adjusted				As Adjusted
For the nine months ended September 30, 2017
Operating Revenues:
External customers	243,442	174,040	23,665	348	—	441,495
Intersegment	—	—	85	—	(85)	—
	243,442	174,040	23,750	348	(85)	441,495
Costs and Expenses:
Operating	137,070	148,978	15,483	—	(256)	301,275
Administrative and general	24,728	11,658	8,641	559	23,363	68,949
Depreciation and amortization	32,792	19,404	613	—	1,880	54,689
	194,590	180,040	24,737	559	24,987	424,913
Gains (Losses) on Asset Dispositions and Impairments, Net	(342)	11,260	—	—	—	10,918
Operating Income (Loss)	48,510	5,260	(987)	(211)	(25,072)	27,500
Other Income (Expense):
Derivative gains, net	—	—	—	—	19,727	19,727
Foreign currency gains (losses), net	8	730	62	(12)	110	898
Other, net	118	—	—	(300)	250	68
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	8,150	(4,877)	237	(581)	—	2,929
Segment Profit (Loss)	56,786	1,113	(688)	(1,104)
Other Income (Expense) not included in Segment Profit (Loss)						(37,860)
Less Equity Earnings included in Segment Profit (Loss)						(2,929)
Income Before Taxes, Equity Earnings and Discontinued Operations						10,333

Capital Expenditures	66,137	32,901	60	—	208	99,306

As of September 30, 2017
Property and Equipment:
Historical cost	1,028,685	446,759	1,227	—	29,532	1,506,203
Accumulated depreciation	(290,400)	(175,669)	(915)	—	(20,065)	(487,049)
Net property and equipment	738,285	271,090	312	—	9,467	1,019,154
Investments, at Equity, and Advances to 50% or Less Owned Companies	53,388	65,738	782	55,479	—	175,387
Inventories	2,032	1,866	54	—	—	3,952
Goodwill	1,852	2,415	28,506	—	—	32,773
Intangible Assets	12,285	10,860	7,510	—	—	30,655
Other current and long-term assets, excluding cash and near cash assets(1)	44,845	54,295	13,802	1,807	22,251	137,000
Segment Assets	852,687	406,264	50,966	57,286
Cash and near cash assets(1)						384,044
Total Assets						1,782,965
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, restricted cash equivalents, marketable securities and construction reserve funds.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
		As Adjusted				As Adjusted
For the nine months ended September 30, 2017
Revenues from Contracts with Customers:
Voyage charters	15,311	—	—	—	—	15,311
Contracts of affreightment	9,315	130,770	—	—	—	140,085
Harbor & ocean towing	49,184	—	—	—	—	49,184
Unit freight	36,763	—	—	—	—	36,763
Terminal operations	—	23,195	—	—	—	23,195
Fleeting operations	—	11,654	—	—	—	11,654
Time and material contracts	—	—	11,887	—	—	11,887
Retainer contracts	—	—	7,581	—	—	7,581
Other	1,099	2,522	4,282	348	(85)	8,166
Lease Revenues:
Time charter, bareboat charter and rental income	131,770	5,899	—	—	—	137,669
	243,442	174,040	23,750	348	(85)	441,495

14. DISCONTINUED OPERATIONS
The Company’s discontinued operations consist of SEACOR Marine and ICP as following the Spin-off and sale, respectively, the Company has no continuing involvement in either of these businesses (see Note 1). Summarized selected operating results of the Company’s discontinued operations were as follows (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
SEACOR Marine
Operating Revenues	$—	$62,291
Costs and Expenses:
Operating	—	65,888
Administrative and general	—	29,682
Depreciation and amortization	—	22,181
	—	117,751
Gains on Asset Dispositions, Net	—	4,219
Operating Loss	—	(51,241)
Other Income, Net	—	1,780
Income Tax Benefit	—	(12,931)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	—	1,663
Net Loss	$—	$(34,867)
Net Loss Attributable to Noncontrolling Interests	$—	$(1,892)

ICP
Operating Revenues	$—	$78,061
Costs and Expenses:
Operating	—	76,306
Administrative and general	—	2,109
Depreciation and amortization	—	2,354
	—	80,769
Operating Loss	—	(2,708)
Other Income, Net (including gain on sale of business)	18,223	20,558
Income Tax Expense	7,296	7,363
Net Income	$10,927	$10,487
Net Loss Attributable to Noncontrolling Interests	$—	$(539)

Eliminations
Operating Revenues	$—	$(1,176)
Costs and Expenses:
Operating	—	(1,289)
Administrative and general	—	(42)
	—	(1,331)
Operating Income	—	155
Other Income, Net	—	1,738
Income Tax Expense	—	663
Net Income	$—	$1,230

Income (Loss) from Discontinued Operations, Net of Tax	$10,927	$(23,150)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
The Company’s operations are divided into three main business segments – Ocean Transportation & Logistics Services (“Ocean Services”), Inland Transportation & Logistics Services (“Inland Services”) and Witt O’Brien’s. The Company also has activities, referred to and described under Other, that primarily include CLEANCOR Energy Solutions LLC (“Cleancor”), a full service solution provider that delivers clean fuel to end users, lending and leasing activities and noncontrolling investments in various other businesses.
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
For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of SEACOR Marine and ICP as discontinued operations.
Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and nine months (“Current Nine Months”) ended September 30, 2018 compared with the three months (“Prior Year Quarter”) and nine months (“Prior Nine Months”) ended September 30, 2017. See “Item 1. Financial Statements—Note 13. Segment Information” included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the meaning given to those terms used in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Ocean Transportation & Logistics Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	88,365	80	91,794	88	257,938	81	204,738	84
Foreign	21,574	20	11,986	12	59,540	19	38,704	16
	109,939	100	103,780	100	317,478	100	243,442	100
Costs and Expenses:
Operating:
Personnel	23,124	21	23,730	23	69,007	22	53,380	22
Repairs and maintenance	5,584	5	4,026	4	17,185	5	10,100	4
Dry-docking	1,888	2	6,883	7	11,484	4	10,273	4
Insurance and loss reserves	1,691	2	1,578	2	5,225	2	4,960	2
Fuel, lubes and supplies	9,067	8	5,492	5	27,690	9	12,790	5
Leased-in equipment	8,452	8	6,146	6	30,965	10	18,573	8
Other	14,877	13	18,011	17	43,504	13	26,994	11
	64,683	59	65,866	64	205,060	65	137,070	56
Administrative and general	9,170	8	9,612	9	30,047	9	24,728	10
Depreciation and amortization	11,298	10	13,516	13	35,563	11	32,792	14
	85,151	77	88,994	86	270,670	85	194,590	80
Gains (Losses) on Asset Dispositions and Impairments, Net	5,505	5	73	—	7,391	2	(342)	—
Operating Income	30,293	28	14,859	14	54,199	17	48,510	20
Other Income (Expense):
Foreign currency gains (losses), net	(24)	—	5	—	(151)	—	8	—
Other, net	(96)	—	59	—	585	—	118	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	2,073	1	1,493	2	3,655	1	8,150	3
Segment Profit(1)	32,246	29	16,416	16	58,288	18	56,786	23
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Petroleum Transportation:
Time charter	27,293	25	31,803	31	76,510	24	89,736	37
Bareboat charter	9,252	8	7,886	7	27,453	8	25,088	10
Voyage charter	4,443	4	1,269	1	11,833	4	3,863	2
Harbor, ocean towing and bunkering	20,347	18	18,867	18	63,087	20	56,040	23
PCTC, liner and short-sea transportation:
Time charter(1)	10,692	10	10,090	10	29,033	9	10,090	4
Voyage charter	11,253	10	9,411	9	35,912	11	9,411	4
Unit freight	14,964	14	12,433	12	43,384	14	36,763	15
Dry bulk transportation:
Contracts of affreightment	1,236	1	9,315	9	9,101	3	9,315	4
Voyage charter	9,542	9	2,037	2	18,751	6	2,037	1
Technical management services	917	1	669	1	2,414	1	1,099	—
	109,939	100	103,780	100	317,478	100	243,442	100
_______________________

(1)	Includes MSP revenues of $4.8 million and $14.8 million for the three and nine months ended September 30, 2018, respectively, and $4.7 million for the three and nine months ended September 30, 2017.
International Shipholding Corporation Acquisition. On July 3, 2017, SEACOR acquired International Shipholding Corporation (“ISH”). Its subsidiaries include: United Ocean Services, which operated three Jones Act U.S.-flag bulk carriers supporting the cross-U.S. Gulf trade of fertilizer, phosphate rock, coal, and petroleum coke; Central Gulf Lines, Inc. (“CGL”); and Waterman Steamship Company (“Waterman”). CGL and Waterman are long-established U.S. based shipping lines that charter and operate vessels enrolled in the MSP. CGL time charters four U.S.-flag PCTCs to a third party when not moving U.S. military, commercial and U.S. government-impelled cargoes.
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $6.2 million higher in the Current Year Quarter compared with the Prior Year Quarter.
Operating revenues from harbor, ocean towing and bunkering were $1.5 million higher primarily due to an increase in harbor towing activities resulting from higher port traffic.
Operating revenues from PCTC, liner and short-sea transportation were $5.0 million higher primarily due to an increase in military and commercial cargo activity for the PCTCs and an increase in cargo shipping demand for short-sea transportation.
Operating revenues from dry bulk transportation were $0.6 million lower primarily due to the sale of one U.S.-flag bulk carrier in the Prior Year Quarter.
Operating revenues from technical management services were $0.3 million higher primarily due to managing additional third-party vessels.
Operating Expenses. Operating expenses were $1.2 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to the sale of one U.S.-flag petroleum and chemical carrier during 2018 and regulatory dry-docking costs for another U.S.-flag petroleum and chemical carrier and one PCTC during the Prior Year Quarter. These decreases were partially offset by higher dry-docking and repair activity for harbor tugs and higher voyage costs for the PCTCs, U.S.-flag bulk carriers and short-sea transportation vessels.
Administrative and general. Administrative and general expenses were $0.4 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to personnel costs assumed in the ISH acquisition in the Prior Year Quarter.
Depreciation and amortization. Depreciation and amortization expenses were $2.2 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to one U.S.-flag bulk carrier being fully depreciated in the preceding quarter and the impact of the sale-leaseback of one U.S.-flag petroleum and chemical carrier during 2017.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company recognized previously deferred gains of $5.5 million due to a change in the lease duration for one U.S.-flag petroleum and chemical carrier.
Operating Income. Excluding gains (losses) on asset dispositions and impairments, net, operating income as a percentage of operating revenues was 23% in the Current Year Quarter compared with 14% in the Prior Year Quarter. The increase was primarily due to increased military and commercial cargo activity and lower dry-docking costs for U.S.-flag petroleum and chemical carriers and PCTCs.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. The Company recognized equity in earnings of 50% or less owned companies, net of tax, of $2.1 million in the Current Year Quarter compared with $1.5 million in the Prior Year Quarter. The increase is primarily due to improved operating results from Trailer Bridge, the Company’s joint venture operating in the Puerto Rico liner trade.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Operating revenues were $74.0 million higher in the Current Nine Months compared with the Prior Nine Months.
Operating revenues from petroleum transportation were $2.9 million lower primarily due to the sale of one U.S.-flag petroleum and chemical carrier and more out-of-service time for regulatory dry-docking of U.S.-flag petroleum and chemical carriers in the Current Nine Months. These decreases were partially offset by operating revenues resulting from placing two newly built U.S.-flag petroleum and chemical carriers into service during the Prior Nine Months.
Operating revenues from harbor, ocean towing and bunkering were $7.0 million higher primarily due to an increase in harbor towing activities resulting from higher port traffic and the commencement of a time charter for one U.S.-flag offshore tug and a bareboat charter for another U.S.-flag offshore tug during the Current Nine Months.
Operating revenues from PCTC, liner and short-sea transportation were $52.1 million higher primarily due to the addition of four PCTCs acquired in the ISH acquisition, an increase in cargo shipping demand for short-sea transportation and the addition of two foreign-flag short-sea container/RORO vessels during the Current Nine Months.
Operating revenues from dry bulk transportation were $16.5 million higher primarily due to a full nine months of operations for the U.S.-flag bulk carriers acquired in the ISH acquisition on July 3, 2017.
Operating revenues from technical management services were $1.3 million higher primarily due to managing additional third-party vessels.
Operating Expenses. Operating expenses were $68.0 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to the addition of the PCTCs and U.S.-flag bulk carriers acquired in the ISH acquisition and placing two newly built U.S.-flag petroleum and chemical carriers into service during the Prior Nine Months and two foreign-flag short-sea container/RORO vessels into service at the beginning of the Current Nine Months. These increases were partially offset by the sale of one U.S.-flag petroleum and chemical carrier in the Current Nine Months.
Administrative and general. Administrative and general expenses were $5.3 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to additional personnel costs associated with the ISH acquisition and higher legal costs. These increases were partially offset by higher compensation costs in the Prior Nine Months related to the accelerated vesting of share awards as a consequence of the Spin-off.
Depreciation and amortization. Depreciation and amortization expenses were $2.8 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to the addition of two U.S.-flag bulk carriers acquired in the ISH acquisition, the acquisition of three U.S.-flag harbor tugs that were previously leased-in and placing two foreign-flag short-sea container/RORO vessels into service during the Current Nine Months.
Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Nine Months, the Company sold one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug and other equipment for net proceeds of $5.1 million and gains of $1.9 million. Additionally, the Company recognized previously deferred gains of $5.5 million due to a change in the lease duration for one U.S.-flag petroleum and chemical carrier. During the Prior Nine Months, the Company recognized an impairment charge of $0.4 million due to the cancellation of an upgrade project for one harbor tug, partially offset by gains of $0.1 million related to the sale of other equipment.
Operating Income. Excluding gains (losses) on asset dispositions and impairments, net, operating income as a percentage of operating revenues was 15% in the Current Nine Months compared with 20% in the Prior Nine Months. The decrease was primarily due to the sale of one U.S.-flag petroleum and chemical carrier, placing two foreign-flag short-sea container/RORO vessels into service during the Current Nine Months, more out-of-service time for regulatory dry-docking and higher fuel costs.

Equity in Earnings of 50% or Less Owned Companies, Net of Tax. The Company recognized equity in earnings of 50% or less owned companies, net of tax, of $3.7 million in the Current Nine Months compared with $8.2 million in the Prior Nine Months primarily due to losses from the Company’s rail ferry joint ventures (RF Vessel Holdings and Golfo de Mexico) as a consequence of out-of-service time and associated dry-docking costs and repair expenses for the rail ferries and the sale of a U.S.-flag dry bulk articulated tug-barge by SeaJon during the Prior Nine Months. These decreases were partially offset by improved results from Trailer Bridge and KSM.
Fleet Count
The composition of Ocean Services’ fleet as of September 30 was as follows:

	Owned	Leased-in	Joint Ventured	Total
2018
Petroleum Transportation:
Petroleum and chemical carriers - U.S.-flag	7	3	—	10
Harbor, Ocean Towing and Bunkering:
Harbor tugs - U.S.-flag	19	5	—	24
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tug - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barge - Foreign-flag	—	—	1	1
PCTC, Liner and Short-Sea Transportation:
PCTC(1) - U.S.-flag	—	4	—	4
Short-sea container/RORO(2) - Foreign-flag	9	—	—	9
RORO(2)/Deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
Dry bulk Transportation:
Bulk carriers - U.S.-flag	2	—	—	2
	49	12	12	73
2017
Petroleum Transportation:
Petroleum and chemical carriers - U.S.-flag	8	3	—	11
Harbor, Ocean Towing and Bunkering:
Harbor tugs - U.S.-flag	15	8	—	23
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tug - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barge - Foreign-flag	—	—	1	1
PCTC, Liner and Short-Sea Transportation:
PCTC(1) - U.S.-flag	—	4	—	4
Short-sea container/RORO(2) - Foreign-flag	7	—	—	7
RORO(2)/Deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
Dry Bulk Transportation:
Bulk carrier - U.S.-flag	2	—	—	2
	44	15	12	71
______________________

(1)	Pure Car/Truck Carrier.

(2)	Roll On/Roll Off.

Inland Transportation & Logistics Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	$’000%		$’000%		$’000%		$’000%
			As Adjusted				As Adjusted
Operating Revenues:
United States	76,367	97	61,133	97	200,247	96	166,894	96
Foreign	2,478	3	1,909	3	7,928	4	7,146	4
	78,845	100	63,042	100	208,175	100	174,040	100
Costs and Expenses:
Operating:
Barge logistics	45,549	58	39,953	63	127,135	61	107,243	62
Personnel	4,220	5	4,249	7	13,271	7	12,831	7
Repairs and maintenance	1,554	2	897	2	4,310	2	3,057	2
Insurance and loss reserves	712	1	879	1	1,954	1	2,051	1
Fuel, lubes and supplies	1,950	2	1,367	2	5,783	3	4,793	3
Leased-in equipment	2,980	4	1,408	2	7,000	3	5,576	3
Other	4,614	6	3,926	6	12,473	6	10,600	6
Net barge pool earnings attributable to third parties	4,088	5	1,143	2	4,283	2	2,827	2
	65,667	83	53,822	85	176,209	85	148,978	86
Administrative and general	3,230	4	3,141	5	9,758	4	11,658	6
Depreciation and amortization	6,197	8	6,329	10	18,674	9	19,404	11
	75,094	95	63,292	100	204,641	98	180,040	103
Gains on Asset Dispositions, Net	513	—	5,136	8	6,178	3	11,260	6
Operating Income	4,264	5	4,886	8	9,712	5	5,260	3
Other Income:
Foreign currency gains (losses), net	(282)	—	992	1	238	—	730	—
Other, net	—	—	—	—	14	—	—	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(1,245)	(2)	(1,235)	(2)	(3,115)	(2)	(4,877)	(2)
Segment Profit(1)	2,737	3	4,643	7	6,849	3	1,113	1
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

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	$’000%		$’000%		$’000%		$’000%
			As Adjusted				As Adjusted
Operating Revenues:
Dry-cargo barge pools(1)	59,782	76	45,911	73	151,478	73	123,624	71
Charter-out of dry-cargo barges	—	—	560	1	5	—	1,663	1
International liquid tank barge operations	2,477	3	1,909	3	7,928	4	7,146	4
Terminal operations	9,590	12	8,505	13	28,453	14	24,449	14
Fleeting operations	5,162	7	4,472	7	15,190	7	13,380	8
Inland river towboat operations and other activities	1,834	2	1,685	3	5,121	2	3,778	2
	78,845	100	63,042	100	208,175	100	174,040	100
______________________

(1)
Operating revenues for the three and nine months ended September 30, 2018 includes $25.4 million and $63.2 million, respectively, attributable to third-party barge owners participating in dry-cargo barge pools managed by the Company. Operating revenues for the three and nine months ended September 30, 2017 includes $18.4 million and $49.1 million, respectively, attributable to third-party barge owners participating in dry-cargo barge pools managed by the Company.

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $15.8 million higher in the Current Year Quarter compared with the Prior Year Quarter.
Operating revenues from the dry-cargo barge pools were $13.9 million higher primarily due to increased loadings and higher freight rates.
Operating revenues from the charter-out of dry-cargo barges were $0.5 million lower primarily due to barges coming off charter and being placed in the dry-cargo barge pool or sold in the Prior Year Quarter.
Operating revenues from international liquid tank barge operations were $0.6 million higher primarily due to favorable operating conditions allowing for the movement of a higher volume of cargo and shorter cycle times for voyages.
Operating revenues from terminal operations were $1.1 million higher primarily due to increased container movements. The increase was partially offset by lower throughput at the Company’s liquid terminal and a change in product throughput in the St. Louis terminal locations. The Company’s St. Louis terminal locations saw a reduction in imported steel throughput as a consequence of recently imposed tariffs.
Operating revenues from fleeting operations were $0.7 million higher primarily due to higher barge activity levels in the St. Louis harbor.
Operating Expenses. Operating expenses were $11.8 million higher in the Current Year Quarter compared with the Prior Year Quarter. Barge logistics expenses were $5.6 million higher primarily due to higher towing and switching costs as a consequence of higher activity levels and increased towing rates. Repairs and maintenance costs were $0.7 million higher primarily due to repairs on three fleeting harbor boats and certain terminal locations. Fuel, lubes and supplies expenses were $0.6 million higher primarily due to increased activity in the Company’s fleeting locations and higher fuel prices. Leased-in equipment expenses were $1.6 million higher primarily due to more bought-in freight in the Company’s dry-cargo barge pool operations. Other operating expenses were $0.7 million higher primarily due to increased container movements.
Gains on Asset Dispositions, Net. During the Current Year Quarter, the Company recognized previously deferred gains of $0.5 million. During the Prior Year Quarter, the Company sold one towboat and other equipment for net proceeds of $7.7 million and gains of $4.5 million. In addition, the Company recognized previously deferred gains of $0.6 million.
Operating Income. Excluding gains on asset dispositions, net, operating income as a percentage of operating revenues was 5% in the Current Year Quarter compared with no operating income in the Prior Year Quarter. The improvement was primarily due to increased loadings and higher freight rates for the dry-cargo barge pools.

Foreign currency gains (losses), net. During the Current Year Quarter, foreign currency losses were primarily due to a weakening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations. During the Prior Year Quarter, foreign currency gains were primarily due to a strengthening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Operating revenues were $34.1 million higher in the Current Nine Months compared with the Prior Nine Months.
Operating revenues from the dry-cargo barge pools were $27.9 million higher primarily due to increased loadings and higher freight rates.
Operating revenues from the charter-out of dry-cargo barges were $1.7 million lower primarily due to barges coming off charter and being placed in the dry-cargo barge pool or sold in the Prior Nine Months.
Operating revenues from international liquid tank barge operations were $0.8 million higher primarily due to favorable operating conditions allowing for the movement of a higher volume of cargo and shorter cycle times for voyages.
Operating revenues from terminal operations were $4.0 million higher primarily due to increased container movements and increased throughput activity at St. Louis area terminals.
Operating revenues from fleeting operations were $1.8 million higher primarily due to higher activity levels in the St. Louis harbor in conjunction with the commencement of the fall harvest in the U.S.
Operating revenues from inland river towboat operations and other activities were $1.3 million higher primarily due to lease revenues for two towboats chartered out and the completion of machine and repair services provided to third parties.
Operating Expenses. Operating expenses were $27.2 million higher in the Current Nine Months compared with the Prior Nine Months. Barge logistics expenses were $19.9 million higher primarily due to higher towing and switching costs as a consequence of higher activity levels and increased towing rates. Personnel costs were $0.4 million higher primarily due to higher activity levels at the Company’s terminal and fleeting locations in the St. Louis harbor. Repairs and maintenance costs were $1.3 million higher primarily due to scheduled maintenance for certain of the Company’s barges and harbor boats. Fuel, lubes and supplies were $1.0 million higher primarily due to increased activity in the Company’s fleeting locations and higher fuel prices. Leased-in equipment expenses were $1.4 million higher primarily due to more bought-in freight in the Company’s dry-cargo barge pool operations. Other operating expenses were $1.9 million higher primarily due to increased container movements.
Administrative and general. Administrative and general expenses were $1.9 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to higher compensation costs in the Prior Nine Months related to the accelerated vesting of share awards as a consequence of the Spin-off.
Gains on Asset Dispositions, Net. During the Current Nine Months, the Company sold 32 dry-cargo barges, two specialty barges and other equipment for net proceeds of $10.9 million and gains of $4.7 million. In addition, the Company recognized previously deferred gains of $1.5 million.
During the Prior Nine Months, the Company sold two towboats, 50 dry-cargo barges and other equipment for net proceeds of $27.5 million and gains of $17.6 million, of which $9.9 million were recognized currently and $7.7 million were deferred. Equipment dispositions included the sale-leaseback of 50 dry-cargo barges for $12.5 million with lease back terms of 84 months. In addition, the Company recognized losses of $0.4 million related to the total loss of an inland river liquid tank barge while being transported to Colombia and recognized previously deferred gains of $1.8 million.
Operating Income. Excluding gains on asset dispositions, net, operating income as a percentage of operating revenues was 2% in the Current Nine Months compared with operating loss as a percentage of operating revenues of 3% in the Prior Nine Months. The improvement was primarily due to increased loadings and higher freight rates, partially offset by higher barge logistics in the Current Nine Months expenses and higher compensation costs in the Prior Nine Months related to the accelerated vesting of share awards as a consequence of the Spin-off.
Foreign currency gains (losses), net. During the Current Nine Months and Prior Nine Months, foreign currency gains were primarily due to a strengthening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.

Equity in Losses of 50% or Less Owned Companies, Net of Tax. During the Current Nine Months, equity in losses of 50% or less owned companies, net of tax, improved by $1.8 million. Operating results for SCF Bunge Marine improved by $1.3 million primarily due to favorable operating conditions, operating an additional towboat and higher towing rates. Operating results for Bunge-SCF Grain decreased by $1.0 million primarily due to additional operating expenses associated with operating the three grain elevators in Illinois acquired during the fourth quarter of 2017 and higher interest expense associated with financing the acquisition. Operating results for SCFCo improved by $1.4 million primarily due to higher demand for barge transportation and favorable operating conditions. In addition, the Company recognized interest income (not a component of segment profit) of $2.6 million and previously deferred gains of $1.0 million on notes due from and equipment previously sold to SCFCo.
Fleet Count
The composition of Inland Services’ fleet as of September 30 was as follows:

	Owned	Leased-in	Joint Ventured	Pooled or Managed	Total
2018
Dry-cargo barges	611	50	258	488	1,407
Liquid tank barges	20	—	—	—	20
Specialty barges	5	—	—	—	5
Towboats:
4,000 hp - 6,600 hp	3	4	11	—	18
3,300 hp - 3,900 hp	1	—	2	—	3
Less than 3,200 hp	2	—	—	—	2
Harbor boats:
1,100 hp - 2,000 hp	9	6	—	—	15
Less than 1,100 hp	9	—	—	—	9
	660	60	271	488	1,479
2017
Dry-cargo barges	641	50	258	494	1,443
Liquid tank barges	20	—	—	—	20
Specialty barges	10	—	—	—	10
Towboats:
4,000 hp - 6,600 hp	3	4	11	—	18
3,300 hp - 3,900 hp	1	—	2	—	3
Less than 3,200 hp	2	—	—	—	2
Harbor boats:
1,100 hp - 2,000 hp	9	6	—	—	15
Less than 1,100 hp	9	—	—	—	9
	695	60	271	494	1,520

Witt O'Brien's

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	29,388	97	8,642	89	92,132	98	21,396	90
Foreign	879	3	1,039	11	1,875	2	2,354	10
	30,267	100	9,681	100	94,007	100	23,750	100
Costs and Expenses:
Operating	16,240	54	6,068	63	58,945	63	15,483	65
Administrative and general	7,389	24	2,960	30	17,896	19	8,641	36
Depreciation and amortization	492	2	206	2	1,284	1	613	3
	24,121	80	9,234	95	78,125	83	24,737	104
Operating Income (Loss)	6,146	20	447	5	15,882	17	(987)	(4)
Other Income:
Foreign currency gains (losses), net	(12)	—	29	—	(27)	—	62	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(13)	—	100	1	90	—	237	1
Segment Profit (Loss)	6,121	20	576	6	15,945	17	(688)	(3)
Operating Revenues. Operating revenues were $20.6 million higher in the Current Year Quarter compared with the Prior Year Quarter and $70.3 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to activity related to ongoing recovery projects in the U.S. Virgin Islands and Texas following the hurricanes of 2017.
Operating Expenses. Operating expenses were $10.2 million higher in the Current Year Quarter compared with the Prior Year Quarter and $43.5 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to ongoing activities in the U.S. Virgin Islands and Texas consistent with increased operating revenues.
Administrative and general. Administrative and general expenses were $4.4 million higher in the Current Year Quarter compared with the Prior Year Quarter and $9.3 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to increased personnel costs associated with ongoing recovery projects in the U.S. Virgin Islands and Texas following the hurricanes of 2017.
Depreciation and amortization. Depreciation and amortization expenses were $0.3 million higher in the Current Year Quarter compared with the Prior Year Quarter and $0.7 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to the amortization of intangible assets acquired in a business acquisition during the first quarter of 2018.
Operating Income (Loss). Operating income as a percentage of operating revenues was 20% in the Current Year Quarter compared with 5% in the Prior Year Quarter and 17% in the Current Nine Months compared with operating loss as a percentage of operating revenues of 4% in the Prior Nine Months primarily due to activities in the U.S. Virgin Islands and Texas following the hurricanes of 2017.

Other

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	1,214	100	—	—	2,156	94	—	—
Foreign	—	—	116	100	143	6	348	100
	1,214	100	116	100	2,299	100	348	100
Costs and Expenses:
Operating	957	79	—	—	1,349	59	—	—
Administrative and general	606	50	180	155	1,290	56	559	161
Depreciation and amortization	202	16	—	—	264	11	—	—
	1,765	145	180	155	2,903	126	559	161
Operating Loss	(551)	(45)	(64)	(55)	(604)	(26)	(211)	(61)
Other Income:
Foreign currency losses, net	—	—	(12)	(10)	1	—	(12)	(3)
Other, net(2)	452	37	—	—	54,354	n/m	(300)	(86)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax(2)	6	—	130	112	1,285	56	(581)	(167)
Segment Profit (Loss)(1)(2)	(93)	(8)	54	47	55,036	n/m	(1,104)	(317)
_____________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

(2)	The balance as a percentage of operating revenues is not meaningful (“n/m”).
Operating Activities. Operating activities in the Current Year Quarter and Current Nine Months primarily consists of the business activities of Cleancor, which the Company acquired on June 1, 2018.
Other, net. Other, net in the Current Nine Months primarily includes a gain of $53.9 million on the sale of the Company’s 34.2% interest in Hawker Pacific on April 30, 2018. Other, net in the Current Year Quarter primarily includes further gains on the sale of Hawker Pacific following the release of certain escrow amounts and the partial recovery of a note receivable previously reserved. Other, net in the Prior Nine Months primarily includes the settlement of a certain litigation matter.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. The Company’s 50% or less owned companies primarily consist of general aviation services businesses in Asia, including Hawker Pacific prior to its sale, and an agricultural commodity trading and logistics business.

Corporate and Eliminations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	$’000	$’000	$’000	$’000
Corporate Expenses	(6,136)	(5,059)	(18,534)	(25,129)
Eliminations	31	21	94	57
Operating Loss	(6,105)	(5,038)	(18,440)	(25,072)
Other Income (Expense):
Derivative gains, net	—	—	—	19,727
Foreign currency gains (losses), net	(10)	(45)	(45)	110
Other, net	1	5	(2)	250
Corporate Expenses. Corporate expenses in the Current Year Quarter compared with the Prior Year Quarter were higher primarily due to higher professional fees and compensation costs. Corporate expenses in the Current Nine Months compared with the Prior Nine Months were lower primarily due to amounts charged to SEACOR Marine for transition services provided pursuant to the transition services agreement entered into in connection with the Spin-off, a reduction in audit fees and lower compensation costs following the Spin-off and the accelerated vesting of certain incentive share awards in December 2017 in advance of changes in the U.S. federal income tax code.
Derivative gains, net. Derivative gains, net in the Prior Nine Months primarily related to changes in the fair value of the exchange option liability on SEACOR Marine’s convertible senior notes. Following the Spin-off, the exchange option on SEACOR Marine’s convertible senior notes terminated as the notes became the sole obligation of SEACOR Marine and are convertible only into the common stock of SEACOR Marine.
Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	$’000	$’000	$’000	$’000
Interest income	2,450	2,367	6,485	6,651
Interest expense	(8,335)	(9,121)	(25,502)	(31,101)
Debt extinguishment gains (losses), net	(160)	3	(5,609)	(94)
Marketable security gains (losses), net	1,713	(12,478)	(1,303)	(13,316)
	(4,332)	(19,229)	(25,929)	(37,860)
Interest income. Interest income was higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to higher interest on cash balances partially offset by lower interest from other investments. Interest income in the Current Nine Months was lower compared with the Prior Nine Months primarily due to lower outstanding balances of notes receivable from 50% or less owned companies and lower interest from other investments partially offset by higher interest on cash balances.
Interest expense. Interest expense in the Current Year Quarter and Current Nine Months was lower compared with the Prior Year Quarter and Prior Nine Months primarily due to the redemption of a portion of the Company’s 2.5% Convertible Senior Notes and the reduction of the outstanding balances under the SEA-Vista Credit Facility during 2017, partially offset by lower capitalized interest and a $2.0 million reduction in interest expense in 2017 related to the reversal of accumulated accrued interest on an income tax provision recorded in conjunction with the spin-off of Era Group Inc. in 2013.
Debt extinguishment gains (losses), net. During the Current Nine Months, the Company exchanged $117.8 million aggregate principal amount of the Company’s outstanding 3.0% Convertible Senior Notes due 2028 for a like principal amount of new 3.25% Convertible Senior Notes due 2030. In addition, the Company repurchased $0.3 million in principal amount of its 3.0% Convertible Senior Notes for $0.3 million and repurchased $5.7 million in principal amount of its 7.375% Senior Notes for $5.9 million. These transactions resulted in debt extinguishment losses of $5.6 million.
Marketable security gains (losses), net. The Company’s most significant marketable security position is its ownership of 5.2 million shares in Dorian LPG Ltd. (“Dorian”), a publicly traded company listed on the New York Stock Exchange under the symbol “LPG.” Marketable security gains (losses), net in all periods are primarily related to unrealized gains or losses on the Company’s investment in Dorian.

Income Taxes
During the nine months ended September 30, 2018, the Company’s effective income tax rate of 14.4% was primarily due to foreign sourced income not subject to U.S. tax partially offset by income taxes on Subpart F income.
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
The Company's capital commitments as of September 30, 2018 by year of expected payment were as follows (in thousands):

	Remainder of 2018	2019	Total
Ocean Services	$106	$—	$106
Inland Services	2,478	2,690	5,168
	$2,584	$2,690	$5,274
As of September 30, 2018, the Company had outstanding debt of $528.4 million, net of discounts and issuance costs, and letters of credit totaling $10.1 million with various expiration dates through 2019. In addition, as of September 30, 2018, the Company has guaranteed payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine totaling $47.7 million (including $0.7 million of the letters of credit above), which decline as payments are made on the outstanding obligations. As of September 30, 2018, the holders of the Company’s outstanding principal balances of $111.9 million for the 3.0% Convertible Senior Notes, $64.5 million for the 2.5% Convertible Senior Notes and $117.8 million for the 3.25% Convertible Senior Notes may require the Company to repurchase the notes on November 19, 2020, December 19, 2022 and May 15, 2025, respectively. The Company’s long-term debt maturities, assuming the note holders require the Company to repurchase the notes on those dates, are as follows (in thousands):

Remainder of 2018	$149,609
2019	8,511
2020	214,581
2021	500
2022	64,958
Years subsequent to 2022	124,148
$562,307
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes, 3.25% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of September 30, 2018, the Company’s repurchase authority for the Securities was $71.1 million.
As of September 30, 2018, the Company held balances of cash, cash equivalents, restricted cash, restricted cash equivalents, marketable securities and construction reserve funds totaling $374.9 million. As of September 30, 2018, construction reserve funds of $5.9 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire qualifying equipment. Additionally, the Company had $72.0 million available under subsidiary credit facilities.

Summary of Cash Flows

	Nine Months Ended September 30,
	2018	2017
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities-Continuing Operations	35,799	85,088
Operating Activities-Discontinued Operations	—	26,875
Investing Activities-Continuing Operations	94,764	(11,146)
Investing Activities-Discontinued Operations	—	2,720
Financing Activities-Continuing Operations	(45,298)	(86,747)
Financing Activities-Discontinued Operations	—	(7,149)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents-Continuing Operations	61	856
Effects of Exchange Rate Changes on Cash and Cash Equivalents-Discontinued Operations	—	208
Increase in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	85,326	10,705
Operating Activities
Cash flows provided by continuing and discontinued operating activities decreased by $76.2 million in the Current Nine Months compared with the Prior Nine Months. The components of cash flows provided by (used in) operating activities during the Current Nine Months and Prior Nine Months were as follows:

	Nine Months Ended September 30,
	2018	2017
	$’000	$’000
Operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net	104,249	71,271
Operating loss from discontinued operations before depreciation, amortization and gains on asset dispositions and impairments, net	—	(33,478)
Changes in operating assets and liabilities before interest and income taxes	(37,713)	(13,152)
Purchases of marketable securities	—	(1,720)
Proceeds from sale of marketable securities	13	52,551
Cash settlements on derivative transactions, net	—	1,267
Dividends received from 50% or less owned companies	4,197	14,163
Interest paid, excluding capitalized interest(1)	(14,708)	(19,048)
Income taxes (paid) refunded, net	(23,477)	4,019
Other	3,238	36,090
Total cash flows provided by continuing and discontinued operating activities	35,799	111,963
_____________________

(1)
During the Current Nine Months and Prior Nine Months, capitalized interest paid and included in purchases of property and equipment for continuing and discontinued operations was $0.2 million and $4.4 million, respectively.

Operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net was $33.0 million higher in the Current Nine Months compared with the Prior Nine Months. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company’s business segments.
During the Prior Nine Months, cash flows provided by operating activities of continuing and discontinued operations included $52.6 million received from the sale of marketable security long positions.
Other cash flows provided by operating activities of continued and discontinued operations in the Prior Nine Months included $22.8 million for the amortization of stock expense and an $18.2 million gain on the sale of Illinois Corn Processing.
Investing Activities
During the Current Nine Months, net cash provided by investing activities of continuing operations was $94.8 million primarily as follows:

•	Capital expenditures were $43.7 million. Equipment deliveries included five U.S.-flag harbor tugs and two foreign-flag short-sea container/RORO vessels.

•	The Company sold one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug, 32 dry-cargo barges, two inland river specialty barges and other equipment for net proceeds of $16.0 million.

•	Construction reserve fund account transactions included withdrawals of $45.4 million.

•
The Company made investments in and advances to 50% or less owned companies of $9.8 million, including $5.4 million to VA&E, $2.1 million to Golfo de Mexico, $1.0 million to KSM and $0.9 million to RF Vessel Holdings.

•	The Company received $8.2 million from its 50% or less owned companies, including $5.4 million from VA&E and $2.4 million from SCFCo.

•	On April 30, 2018, the Company sold its interest in Hawker Pacific for $78.0 million.
During the Prior Nine Months, net cash used in investing activities of continuing operations was $11.1 million primarily as follows:

•
Capital expenditures were $99.3 million. Equipment deliveries included two U.S.-flag petroleum and chemical carriers, one U.S.-flag harbor tug, two foreign-flag harbor tugs, two inland river liquid tank barges and three inland river towboats.

•
The Company sold two inland river towboats, 50 dry-cargo barges and other equipment for net proceeds of $27.6 million. Equipment dispositions included the sale-leaseback of 50 dry-cargo barges for $12.5 million with leaseback terms of 84 months.

•	Construction reserve fund account transactions included deposits of $13.8 million and withdrawals of $37.7 million.

•
The Company made investments in and advances to 50% or less owned companies of $7.6 million, including $3.5 million to VA&E, $2.0 million to Trailer Bridge, $1.0 million to Avion, $0.9 million to SCFCo and $0.3 million to KSM.

•	The Company received $9.7 million from its 50% or less owned companies, including $3.5 million from SeaJon, $2.1 million from Trailer Bridge, $2.0 million from Avion and $1.7 million from SCFCo.

•	The Company received $5.0 million from the sale of a controlling interest in a subsidiary.

•	The Company received $24.3 million from third-party leases and notes receivables.

•	On July 3, 2017, the Company acquired all of the equity of ISH for a net purchase price of ($5.3) million net of cash acquired of $15.7 million.
During the Prior Nine Months, net cash provided by investing activities of discontinued operations was $2.7 million primarily as follows:

•	Offshore Marine Services used net cash of $17.3 million related to the purchase and sale of equipment.

•	Illinois Corn Processing used net cash of $1.2 million for the purchase of equipment.

•	Offshore Marine Services received net cash of $4.1 million from construction reserve funds and restricted cash.

•	Offshore Marine Services received net distributions of $5.0 million from its 50% or less owned companies.

•	Offshore Marine Services used $7.8 million for business consolidations and acquisitions.
Financing Activities
During the Current Nine Months, net cash used in financing activities of continuing operations was $45.3 million. The Company:

•	purchased $5.7 million in principal amount of its 7.375% Senior Notes for $5.9 million;

•	purchased $0.3 million in principal amount of its 3.0% Convertible Senior Notes for $0.3 million;

•	repaid $23.6 million under the SEA-Vista Credit Facility;

•	repaid the outstanding balance of $12.2 million on the ISH Term Loan;

•	repaid the outstanding balance of $1.4 million assumed in the ISH acquisition;

•	made other scheduled payments on long-term debt of $0.5 million;

•
incurred costs of $2.5 million related to the exchange of $117.8 million aggregate principal amount of the Company’s outstanding 3.0% Convertible Senior Notes due 2028 for a like principal amount of new 3.25% Convertible Senior Notes due 2030;

•	paid dividends to noncontrolling interests of $5.1 million; and

•	received $6.3 million from share award plans.
During the Prior Nine Months, net cash used in financing activities of continuing operations was $86.7 million. The Company:

•	purchased $7.6 million in principal amount of its 7.375% Senior Notes for $7.7 million;

•
purchased $61.7 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $61.9 million. Consideration of $60.5 million was allocated to the settlement of the long-term debt and $1.4 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes;

•	borrowed $38.9 million and repaid $52.5 million under the SEA-Vista Credit Facility;

•	repaid $12.2 million under the ISH Credit Facility;

•	made other scheduled payments on long-term debt of $0.3 million;

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
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to “Liquidity and Capital Resources” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change in the Company’s off-balance sheet arrangements during the Current Nine Months. In addition, the Company has issued letters of credit or guaranteed the payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of September 30, 2018, guarantees on behalf of SEACOR Marine totaled $47.7 million and will decline as payments are made on the outstanding obligations.
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
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
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
Changes in Internal Control Over Financial Reporting
Except for the addition of certain controls in connection with the adoption of Financial Accounting Standard Board Topic 606, Revenue from Contracts with Customers, there were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Securities that may Yet be Purchased under the Plans or Programs(1)
July 1 – 31, 2018	—	$—	—	$71,775,851
August 1 – 31, 2018	—	$—	—	$71,775,851
September 1 – 30, 2018	—	$—	—	$71,141,315
______________________

(1)
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes, 3.25% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the Current Year Quarter, the Company repurchased $4.0 million in principal amount of its 7.375% Senior Notes thereby reducing repurchase authority under the plan.

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

SEACOR Holdings Inc. (Registrant)

DATE:	October 23, 2018	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	October 23, 2018	By:	/S/ BRUCE WEINS
Bruce Weins, Senior Vice President and Chief Financial Officer (Principal Financial Officer)