Form 10-K
period 2018-12-31
SEACOR HOLDINGS INC /NEW/
filed 2019-02-27
CIK 859598

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2018 was approximately $974,248,089 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of February 22, 2019 was 18,344,861.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

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
PART I
ITEM 1.    BUSINESS
General
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries. “SEACOR” refers to SEACOR Holdings Inc., incorporated in 1989 in Delaware, without its subsidiaries. “Common Stock” refers to the common stock, par value $.01 per share, of SEACOR. The Company’s fiscal year ended on December 31, 2018.
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
Segment Information
SEACOR is a diversified holding company with interests in domestic and international transportation and logistics, risk management consultancy and other businesses. The Company conducts its activities in the following reporting segments:

•	Ocean Transportation & Logistics Services

•	Inland Transportation & Logistics Services

•	Witt O’Brien’s

•	Other

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
Ocean Transportation & Logistics Services
Business
Ocean Transportation & Logistics Services (“Ocean Services”) owns and operates a diversified fleet of bulk transportation, port and infrastructure, and logistics assets, including U.S. coastwise eligible vessels and vessels trading internationally. Ocean Services has a 51% controlling interest in certain subsidiaries (collectively “SEA-Vista”) that operate U.S.-flag petroleum and chemical carriers servicing the U.S. coastwise crude oil, petroleum products and chemical trades. Ocean Services’ dry bulk vessels also operate in the U.S. coastwise trade. Ocean Services’ port and infrastructure services includes assisting deep-sea vessels docking in U.S. Gulf and East Coast ports, providing ocean towing services between U.S. ports and providing oil terminal support and bunkering operations in St. Eustatius and the Bahamas. Ocean Services’ logistics services include U.S.-flag Pure Car/Truck Carriers (“PCTCs”) operating globally under the U.S. Maritime Security Program (“MSP”) and liner, short-sea, rail car and project cargo transportation and logistics solutions to and from ports in the Southeastern United States, the Caribbean (including Puerto Rico), the Bahamas and Mexico as well as ‘door-to-door’ solutions for certain customers. Ocean Services also provides technical ship management services for third-party vessel owners. Ocean Services contributed 50%, 54% and 44% of consolidated operating revenues during the years ended December 31, 2018, 2017 and 2016, respectively.
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

	Owned	Leased-in	Joint Ventured	Total
2018
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	7	3	—	10
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	19	5	—	24
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Logistics Services:
PCTC(1) - U.S.-flag	—	4	—	4
Short-sea container/RORO(2) vessels - Foreign-flag	9	—	—	9
RORO(2) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	49	12	12	73
2017
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	8	3	—	11
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	15	8	—	23
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Logistics Services:
PCTC(1) - U.S.-flag	—	4	—	4
Short-sea container/RORO(2) vessels - Foreign-flag	7	—	—	7
RORO(2) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	44	15	12	71
2016
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	6	3	—	9
Dry bulk articulated tug-barge - U.S.-flag	—	—	1	1
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	14	9	—	23
Harbor tugs - Foreign-flag	4	—	—	4
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Logistics Services:
Short-sea container/RORO(2) vessels - Foreign-flag	7	—	—	7
RORO(2) & deck barges - U.S.-flag	—	—	7	7
	37	12	8	57
______________________

(1)	Pure Car/Truck Carrier.

(2)	Roll On/Roll Off.

Bulk Transportation Services
Petroleum and Chemical Transportation. In the U.S. coastwise petroleum and chemical transportation trade, Ocean Services’ oceangoing vessels transport crude oil, petroleum products and chemicals primarily from production areas, refineries and storage facilities along the coast of the U.S. Gulf of Mexico to refineries, utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico and the U.S. Atlantic and Pacific coasts. Through its 51% controlling interest in SEA-Vista, Ocean Services operates a fleet of owned and leased-in U.S.-flag petroleum and chemical carriers servicing this trade, which as of December 31, 2018 included the following vessels:

Name of Vessel	Year of Build	Capacity in barrels	Tonnage in “dwt”(1)
Seabulk Challenge	1981	294,000	48,700
Seabulk Arctic	1998	340,000	46,000
Mississippi Voyager(2)	1998	340,000	46,000
Florida Voyager(2)(3)	1998	340,000	46,000
Brenton Reef	1999	341,000	45,000
Oregon Voyager(3)(4)	1999	341,000	45,000
Independence	2016	330,000	49,000
Constitution	2016	330,000	49,000
Sea-Power/Sea-Chem I(5)	2016	185,000	29,999
Texas Voyager(2)(3)	2017	330,000	49,000
______________________

(1)	Deadweight tons or “dwt.”

(2)	Operating under long-term bareboat charter with a customer.

(3)	Leased-in vessel.

(4)	On January 22, 2019, the Company’s lease expired and the vessel was returned to its owner.

(5)	Articulated tug-barge.
Dry Bulk Transportation. In the U.S. coastwise dry bulk trade, Ocean Services’ U.S.-flag bulk carriers transport Agremax, coal, petroleum coke, finished fertilizer and phosphate rock within the U.S. Gulf of Mexico, U.S. East Coast ports and Puerto Rico. As of December 31, 2018, Ocean Services’ fleet of owned vessels servicing this trade included the following vessels:

Name of Vessel	Year of Build	Tonnage in “dwt”(1)
Mississippi Enterprise	1980	37,000
Texas Enterprise	1981	37,000
______________________

(1)	Deadweight tons or “dwt.”
Port & Infrastructure Services
Harbor tugs operate alongside oceangoing vessels to escort them to their berth, assist in docking and undocking, and escort them back out to sea. As of December 31, 2018, Ocean Services’ U.S.-flag harbor tugs were operating in various ports including three in Port Canaveral, Florida, three in Port Everglades, Florida, one in the Port of Miami, Florida, four in Port Tampa, Florida, three in the Port of Mobile, Alabama, three in the Port of Lake Charles, Louisiana and six in Port Arthur, Texas.
Offshore towing activities include the long haul towing of ocean barges, dead ships and other large floating equipment requiring auxiliary power.
Ocean Services also provides bunkering (fueling) services to ships operating in the Caribbean Sea, more specifically in St. Eustatius and vessels calling in the Bahamas. Bunkering activities typically include one tug and one ocean liquid tank barge mooring alongside a docked or anchored vessel and transferring fuel. Ocean Services leases out four foreign-flag harbor tugs and five U.S.-flag ocean liquid tank barges to a bunkering operator in St. Eustatius and operates four foreign-flag harbor tugs and one ocean liquid tank barge in Freeport, Grand Bahama supporting terminal and bunkering operations through its 50% noncontrolling interest in Kotug Seabulk Maritime LLC (“KSM”).
Logistics Services
In the logistics trade, PCTCs, RORO barges, deck barges, small RORO and container vessels and specialized rail ferries provide unit freight and general cargo transportation services. These services include transporting shipping containers, rail cars, project cargoes, automobiles and U.S. military vehicles. PCTCs generally handle cargo moving to and from the United States and international destinations, including Europe, the Middle East and Western Pacific ports (including ports in Guam, Japan and

South Korea). Short-sea container/RORO vessels are engaged in services to and from ports in the Southeastern United States, the Caribbean (including Puerto Rico), the Bahamas and Mexico. RORO and deck barges are operated in the Puerto Rico liner trade through Ocean Services’ 55% noncontrolling interest in Trailer Bridge, Inc. (“Trailer Bridge”). The rail ferries operate between Alabama and Mexico through Ocean Services’ 50% noncontrolling interest in Golfo de Mexico Rail-Ferry Holdings LLC (“Golfo de Mexico”).
As of December 31, 2018, Ocean Services’ fleet of owned and leased-in equipment servicing the logistics trade included the following vessels:

		Capacity
Name of Vessel	Year of Build	TEU(1)	CEU(2)	Tonnage in “dwt”(3)
PCTCs:
Green Ridge(4) - U.S.-flag	1998	n/a	6,000	21,523
Green Lake(4) - U.S.-flag	1998	n/a	5,980	22,799
Green Cove(4) - U.S.-flag	1999	n/a	5,980	22,747
Green Bay(4) - U.S.-flag	2007	n/a	6,400	18,090
Short-sea Container/RORO Vessels:
Bahamas Express - Foreign-flag	2010	46	n/a	648
Cape Express - Foreign-flag	2008	46	n/a	648
Caribbean Express I - Foreign-flag	2000	46	n/a	648
Emerald Express - Foreign-flag	2001	46	n/a	648
Florida Express - Foreign-flag	1998	46	n/a	1,740
Grand Express - Foreign-flag	2011	144	n/a	2,244
Transport Express - Foreign-flag	2000	86	n/a	1,984
Sea Express II - Foreign-flag	2006	46	n/a	648
Pelagic Express - Foreign-flag	2008	128	n/a	2,778
______________________

(1)	Twenty-foot equivalent unit is a measure of volume in units of twenty-foot long containers.

(2)	Car equivalent unit is a measure of the cargo carrying capacity of a Pure Car/Truck Carrier.

(3)	Deadweight tons or “dwt.”

(4)	Leased-in vessel.
Customers and Contractual Arrangements
Bulk Transportation Services. The primary customers for petroleum and chemical transportation services are multinational oil companies, refining companies, major gasoline retailers, oil trading companies and large industrial consumers of crude, petroleum and chemicals. Services are generally contracted on the basis of short-term or long-term time charters, bareboat charters, voyage charters and contracts of affreightment or other transportation agreements tailored to the shipper's requirements. The primary customers for dry bulk transportation services are regional power utilities requiring waterborne coal and petroleum coke transportation and large fertilizer producers moving Florida sourced products into the lower Mississippi River. Dry bulk services are generally contracted under multi-year contracts of affreightment and voyage charters.
Port & Infrastructure Services. The primary customers for port and infrastructure services are vessel owners and charterers, which are typically industrial companies, trading houses and shipping companies and pools. Services are contracted using prevailing port tariff terms on a per-use basis or on the basis of short-term or long-term time charters or bareboat charters.
Logistics Services. The primary customers for PCTC logistics services are automobile shippers and in certain circumstances automobile manufacturers or auto dealerships directly, and the U.S. Government. Services to these customers are generally contracted on the basis of short or long-term time charter or on a liner basis. Services for the U.S. Government are generally contracted on a voyage charter or liner basis in accordance with a master services agreement. The primary customers for unit freight logistics services are individuals and businesses shipping goods and parcels between ports in the Southeastern United States, the Caribbean (including Puerto Rico), the Bahamas and Mexico. Unit freight services are generally contracted on a per unit basis for the specified cargo and destination.
Managed Services. Ocean Services also provides technical ship management services to third party ship owners and certain of its 50% or less owned companies.

In 2018, no single customer of Ocean Services accounted for 10% or more of consolidated operating revenues. The ten largest customers of Ocean Services accounted for approximately 65% of its operating revenues in 2018. The loss of one or more of these customers could have a material adverse effect on Ocean Services’ results of operations.
Under a time charter, Ocean Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel and port charges. Under a bareboat charter, Ocean Services provides a vessel to a customer and the customer assumes responsibility for all operating expenses and risks of operation. Vessel charters may range from several days to several years. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or variable rate per ton. Voyage charters are contracts to carry cargoes on a single voyage basis regardless of time to complete. Tariff and unit freight are typically contracted in accordance with a publicly available or contracted tariff rate or based on a negotiated rate when moving larger volumes over an extended period.
Competitive Conditions
Each of the markets in which Ocean Services operates is highly competitive including the U.S. “Jones Act” coastwise market, even though participation in the trade is not open to foreign-based competition. The most important competitive factors are pricing, vessel age, vessel type and vessel availability to fit customer requirements and delivery schedules.
Bulk Transportation. The primary direct competitors for Jones Act petroleum and chemical transportation services are other operators of Jones Act petroleum and chemical carriers, operators of refined product and crude pipelines, railroads and foreign-flag vessels delivering foreign sourced petroleum and chemicals to U.S. ports. The primary direct competitors for Jones Act dry bulk transportation are other operators of Jones Act bulk carriers, foreign-flag vessels delivering foreign sourced dry-bulk goods to U.S. ports and railroad operators.
Port & Infrastructure Services. The primary direct competitors for port and infrastructure services are other operators of Jones Act U.S.-flagged harbor tugs and operators of foreign-flagged harbor and ocean tugs and bunkering barges.
Logistics. The primary direct competitors for PCTC logistics services are other operators of PCTCs, U.S.-flag cargo vessels eligible for the MSP subsidy and other vessels controlled by the U.S. government via the Military Sealift Command including the ready reserve fleet. The primary direct competitors for unit freight logistics are other operators of cargo vessels trading between ports in the Southeastern United States, the Caribbean (including Puerto Rico), the Bahamas and Mexico. The rail ferries primarily compete with railroad operators offering overland connections between Central and Southeastern Mexico and the United States.
Managed Services. The primary direct competitors of managed services are other Jones Act qualified ship management companies or ship owners.
Inland Transportation & Logistics Services
Business
Inland Transportation & Logistics Services (“Inland Services”) provides customer supply chain solutions with its domestic river transportation equipment, fleeting services and high-speed multi-modal terminal locations adjacent to and along the U.S. Inland Waterways, primarily in the St. Louis, Memphis and Baton Rouge areas. Inland Services operates under the SCF name. SCF’s barges are primarily used for moving agricultural and industrial commodities and containers on the U.S. Inland Waterways, including the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Internationally, Inland Services owns inland river liquid tank barges that operate on the Magdalena River in Colombia. These barges primarily transport petroleum products with the ability to move agricultural and industrial commodities and containers. Inland Services also has a 50% noncontrolling interest in dry-cargo barge operations on the Parana-Paraguay River Waterways in Brazil, Bolivia, Paraguay, Argentina and Uruguay primarily transporting agricultural and industrial commodities, a 57% noncontrolling interest in towboat operations on the U.S. Inland Waterways and a 50% noncontrolling interest in grain terminals/elevators in the Midwest and/or along the U.S. Inland Waterways. Inland Services contributed 34%, 38% and 48% of consolidated operating revenues during the years ended December 31, 2018, 2017 and 2016, respectively.
For a discussion of risk and economic factors that may impact Inland Services’ financial position and its results of operations, see “Item 1A. Risk Factors” and “Inland Transportation & Logistics Services” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Equipment and Services
The following tables set forth the barges, towboats and harbor boats that comprise Inland Services’ fleet as of December 31 for the indicated years. “Owned” are majority owned and controlled by Inland Services. “Leased-in” may either be equipment contracted from leasing companies to which Inland Services may have sold such equipment or equipment chartered-in from others. “Joint Ventured” are owned by entities in which Inland Services does not have a controlling interest. “Pooled” are barges owned by and managed for third parties with operating revenues and voyage expenses pooled with barges of a similar age and type which are owned by Inland Services. The pool’s revenues and expenses are allocated to participants based upon the number of days their barges participate in the pool. For “Pooled” barges, each barge owner is responsible for the costs of insurance, maintenance and repair as well as for capital and financing costs of its own equipment in the pool and pays a daily management fee to Inland Services for their participation in the pool.

	Owned	Leased-in	Joint Ventured	Pooled	Total	Owned Fleet Average Age
2018
Bulk Transportation Services:
Dry-cargo barges	585	48	258	481	1,372	10
Liquid tank barges	20	—	—	—	20	15
Specialty barges	5	—	—	—	5	37
Towboats(1):
4,000 hp - 6,600 hp	3	4	11	—	18	2
3,300 hp - 3,900 hp	1	—	2	—	3	3
Less than 3,200 hp	2	—	—	—	2	56
Port & Infrastructure Services:
Harbor boats(1):
1,100 hp - 2,000 hp	12	6	—	—	18	38
Less than 1,100 hp	6	—	—	—	6	44
Logistics Services:
Dry-cargo barges	26	2	—	7	35	14
	660	60	271	488	1,479
2017
Bulk Transportation Services:
Dry-cargo barges	618	48	258	489	1,413	9
Liquid tank barges	20	—	—	—	20	14
Specialty barges	7	—	—	—	7	38
Towboats(1):
4,000 hp - 6,600 hp	3	4	11	—	18	1
3,300 hp - 3,900 hp	1	—	2	—	3	2
Less than 3,200 hp	2	—	—	—	2	55
Port & Infrastructure Services:
Harbor boats(1):
1,100 hp - 2,000 hp	9	6	—	—	15	37
Less than 1,100 hp	9	—	—	—	9	41
Logistics Services:
Dry-cargo barges	23	2	—	1	26	14
	692	60	271	490	1,513
2016
Bulk Transportation Services:
Dry-cargo barges	691	—	258	494	1,443	9
Liquid tank barges	18	—	—	—	18	14
Specialty barges	11	—	—	—	11	37
Towboats(1):
4,000 hp - 6,600 hp	2	4	11	—	17	37
3,300 hp - 3,900 hp	1	—	2	—	3	1
Less than 3,200 hp	2	—	—	—	2	54
Port & Infrastructure Services:
Harbor boats(1):
1,100 hp - 2,000 hp	9	6	—	—	15	36
Less than 1,100 hp	9	—	—	—	9	40
	743	10	271	494	1,518
______________________

(1)	Towboats and harbor boats have been upgraded and maintained to meet or exceed current industry standards.

Bulk Transportation Services
Inland river barges are unmanned and are moved by towboats. The combination of a towboat and barges is commonly referred to as a “tow.”
Inland Services’ dry-cargo barge fleet consists of hopper barges, which are (i) covered for the transport of products such as grain and grain by-products, fertilizer, steel and frac sand or (ii) “open tops” primarily used for the transport of commodities that are not sensitive to water such as coal, aggregate scrap and containers. Each dry-cargo barge in the Inland Services’ fleet is capable of transporting approximately 1,500 to 2,200 tons (1,350 to 2,000 metric tons) of cargo depending on water depth (draft), river conditions and hull depth of the barge. Adverse river conditions, such as high water resulting from excessive rainfall or low water caused by drought, can impact operations by limiting the speed at which tows travel, the number of barges included in tows and the quantity of cargo that is loaded in the barges.
A typical dry-cargo grain voyage begins by shifting a clean, empty barge from a fleeting location to a loading facility. The barge is then moved from the loading location and assembled into a tow before proceeding to its discharge destination. After unloading, it is shifted to a fleeting area for cleaning, and service if needed, and then placed again in a tow to move to a load facility. In some instances after discharge of grain, barges pick up cargo and move it north to the grain originating areas of the river system instead of moving empty.
Inland Services’ fleet of inland river liquid tank barges transports primarily petroleum products on long-term voyage affreightment contracts on the Magdalena River in Colombia.
Inland Services’ joint ventures that provide bulk transportation services include: SCF Bunge Marine LLC, which operates towboats on the U.S. Inland Waterways; and SCFCo Holdings LLC (“SCFCo”), which transports various agricultural and industrial commodities on the Parana-Paraguay River Waterways in Brazil, Bolivia, Paraguay, Argentina and Uruguay.
Port & Infrastructure Services
Terminals. Inland Services owns and operates high speed multi-modal terminal facilities located along the Mississippi River in the St. Louis harbor providing loading/unloading, transshipment, warehousing and drayage services. These terminals handle grain, grain by-products, fertilizer, steel, ethanol and other products for a multitude of customers. In addition, Inland Services owns a 50% noncontrolling interest in grain terminals/elevators in the Midwest and/or along the U.S. Inland Waterways.
In general, Inland Services operates these terminals by first unloading product that arrives by railcar or truck. The product is then loaded onto dry-cargo barges along with similar products. This process may also operate in reverse, with Inland Services unloading dry-cargo barges into trucks or railcars. A typical 15 dry-cargo barge tow, assuming no loading restrictions as a result of river conditions, can hold the equivalent of approximately 1,050 trucks or 216 railcars. As described above, a “tow” may consist of 15-40 barges and can take from several hours to several days to load and assemble.
Fleeting. Inland Services owns and/or operates a series of fleeting locations and harbor towboats from Davenport, Iowa through Memphis, Tennessee. Inland Services’ fleeting services include: fleeting barges, port services, minor repairs, barge cleaning and line haul boat assists.
Fleeting locations are locations where barges may be parked prior to being loaded, unloaded, cleaned, repaired or stored until needed for future use. Typically, fleeting locations are in close proximity to terminals. Fleeting services generally include disassembling a tow by moving dry-cargo barges into the fleet, moving barges from the fleet to a terminal for loading or unloading, cleaning and repairing barges, if needed, and then reassembling the barges into a tow for future operations.
Logistics Services
SEACOR America’s Marine Highway (“AMH”). Inland Services uses dry-cargo barges to move containers on the Mississippi River from Memphis, Tennessee to New Orleans, Louisiana. On this route, AMH transports empty containers in dry-cargo barges from Memphis to Baton Rouge, Louisiana. The containers are then trucked (drayed) to customers in Baton Rouge for loading. Loaded containers are then transported in dry-cargo barges from Baton Rouge to New Orleans, primarily for export. AMH also provides drayage services in Freeport, Texas for resin customers.
Managed Services
Inland Services provides management services related to barge and towboat operations.

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

	2018	2017	2016
U.S. Inland Waterways
Bulk Transportation Services:
Dry-cargo barges	1,114	1,155	1,185
Specialty barges	5	7	11
Towboats:
4,000 hp – 6,600 hp	7	7	6
Port & Infrastructure Services:
Harbor boats:
1,100 hp - 2,000 hp	18	15	15
Less than 1,100 hp	6	9	9
Logistics Services:
Dry-cargo barges	35	26	—
	1,185	1,219	1,226
Magdalena River
Bulk Transportation Services:
Liquid tank barges	20	20	18
Towboats:
3,300 hp - 3,900 hp	1	1	1
Less than 3,200 hp	2	2	2
	23	23	21
Parana-Paraguay River Waterway
Bulk Transportation Services:
Dry-cargo barges	258	258	258
Towboats:
4,000 hp – 6,600 hp	11	11	11
3,300 hp - 3,900 hp	2	2	2
	271	271	271
	1,479	1,513	1,518
U.S. Inland Waterways. Inland Services transports various commodities on the U.S. Inland Waterways in dry-cargo barges, primarily grain and grain by-products, fertilizer, steel products, containers and other dry bulk commodities. Grain cargoes primarily move south and originate in the major grain producing areas of the U.S. Industrial cargo such as steel products including steel coils, fertilizer and general cargo typically move north. Generally, Inland Services attempts to coordinate the logistical match-up of northbound and southbound movements of cargo to minimize repositioning costs and optimize barge usage. In addition to its barge and towboat activities, Inland Services owns and operates high-speed multi-modal terminal facilities for both dry and liquid commodities and barge fleeting locations in various areas of the Inland Waterway System.
Magdalena River. Inland Services primarily transports petroleum products outbound from central Colombia to the Caribbean Sea for export or distribution.
Parana-Paraguay Waterway. Inland Services, through its 50% noncontrolling interest in SCFCo, transports various commodities on the Parana-Paraguay Waterway in dry-cargo barges, primarily grains, iron ore, and other bulk commodities. In addition to its primary barge and towboat business, SCFCo controls a transshipment terminal at the Port of Ibicuy, Argentina.
Seasonality
The volume of grain transported from the major grain producing areas of the U.S. for export through the U.S. Gulf of Mexico, is greatest during the harvest season from mid-August through late November. The harvest season is particularly significant to Inland Services because pricing for hauling freight tends to peak during these months in response to higher demand for transportation equipment. The severity of winter weather can also impact operations and contribute to volatility in revenues and expenses. Harsh winters typically force the upper Mississippi River to close and restrict barge traffic from mid-December to mid-March. Ice can also hinder the navigation of barge traffic on the mid-Mississippi River, the Illinois River, and the upper reaches of the Ohio River.

The Magdalena River basin has two rainy and two dry seasons annually. The lowest river levels occur from mid-December to mid-February, which can cause difficult navigational conditions within the mid and upper river regions and potentially reduce utilization of Inland Services’ barges in this region during that period.
On the Parana-Paraguay Waterway, water levels are typically lower during December and January, which can make navigation difficult on the northern portion of the river. During this time period, barge traffic is primarily focused on transporting grains from Paraguay to Argentina.
Customers and Contractual Arrangements
Bulk Transportation Services. The principal customers for Inland Services’ bulk transportation services are major grain exporters, farm cooperatives, importers and distributors of industrial materials, agricultural companies, fertilizer companies, trading companies, oil companies and industrial companies. Inland Services’ pooled dry-cargo barges are typically employed on a voyage basis at agreed rates for tons moved and with users having specified days for loading and discharging the cargo. In the trade, this is referred to as a contract of affreightment. If the user exceeds the specified number of days for loading and discharging the barges, the user pays demurrage (revenue to compensate for using the assets longer than allowed by contract). For longer term contracts of affreightment, base rates may be adjusted in response to changes in fuel prices and other operating expenses. Some term contracts provide for the transport of a minimum number of tons of cargo or specific transportation requirements for a particular customer. In the past, Inland Services has leased out barges (“bareboat chartered”) to competitors or cargo owners with all expenses being the responsibility of the lessee. Such leases were at a fixed rate per day and the duration varied from short periods necessary for the lessee to perform a single voyage to multi-year charters. Inland Services’ inland river liquid tank barges and specialty barges are operated under term contracts ranging from one to five years.
Port & Infrastructure Services. The principal customers for Inland Services’ port and infrastructure services are similar to those of bulk transportation services. Inland Services’ multi-modal terminals are marketed under contractual rates and terms driven by throughput volume. Inland Services' fleeting operations charge a day rate for holding barges in fleeting areas. Harbor boats, typically 800-1,550 HP, pick up and drop barges and assist in assembling tows that are moving up and down the river on line haul towboats, typically 3,800-10,000 HP. The service is provided for an agreed upon hourly charge. The harbor boats also perform shifting services, which include moving barges to and from the dock for loading and unloading. Typically, shifting is priced based on a fee per move. Inland Services’ fleeting operations also include cleaning, minor repairs on barges and line haul boat assists. Inland Services’ machine shop and shipyard repairs and upgrades towboats, repairs barges and other equipment and provides fabrication and dock repairs which are charged either on an hourly basis or a fixed fee basis depending on the scope and nature of work.
Logistics Services. The principal customers for Inland Services logistics services are shippers of raw materials, bulk and finished products that are shipped via container on barge. Over-the-road shipping costs, pollution and congestion of roadways are reduced by consolidating multiple container shipments onto a single barge for shipment. Inland Services also provides local drayage services. Inland Services’ logistics services are primarily marketed under contracted rates.
Managed Services. The principal customers for Inland Services managed services are typically third-party asset owners.
In 2018, no single customer of Inland Services accounted for 10% or more of consolidated operating revenues. The ten largest customers of Inland Services accounted for approximately 61% of its operating revenues in 2018. The loss of one or more of its customers could have a material adverse effect on Inland Services’ results of operations.
Competitive Conditions
Bulk Transportation Services. Inland Services’ bulk transportation services main direct competitors are other barge lines. Inland Services believes that 78% of the domestic dry-cargo hopper barge fleet is controlled by five companies. Railroads also compete for traffic that might otherwise move on the U.S. Inland Waterways.
Barriers to entry include complexity of operations, the difficulty of accumulating a sufficiently large asset base to cycle equipment efficiently, the challenge of hiring qualified personnel to oversee the complex logistics of exchanging equipment between fleets and long haul tows and executing timely placement for loading and discharging. Inland Services benefits from not only these factors, but also from long-term arrangements with key customers and SCF’s reputation for service.
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
Port & Infrastructure Services. The primary direct competitors for Inland Services’ port and infrastructure services are other terminal and fleet operators. Location and access to inland waterways, rail and roads are Inland Service’s primary competitive advantages over other service providers.

Logistics Services. The primary competitors of Inland Services’ logistic services are trucking companies and other logistics companies that transport shipping containers and provide drayage services. Location of facilities, road access and the proximity to the inland waterways are Inland Services’ primary competitive advantages over other logistics providers.
Managed Services. The primary competitors for Inland Services’ managed services are other third party barge owners or managers.
Witt O’Brien’s
Business, Services and Markets
Witt O’Brien’s, LLC (“Witt O’Brien’s”) provides crisis and emergency management services for both the public and private sectors. These services strengthen clients’ resilience and assist their response to natural and man-made disasters in four core areas:

•	Preparedness: planning, training, exercises and compliance services that enhance government and corporate disaster readiness.

•	Response: on-site emergency management services that strengthen clients’ ability to manage a disaster, such as an oil spill, vessel incident or hurricane impact.

•	Recovery: assisting qualifying clients to plan for, obtain and administer federal disaster recovery funds following major disasters.

•	Mitigation: helping clients reduce the impact of future disasters on operations and communities and helping them rebuild stronger after disasters occur.
Witt O’Brien’s contributed 16%, 8% and 8% of consolidated operating revenues during the years ended December 31, 2018, 2017 and 2016, respectively.
Witt O’Brien’s serves markets representing key areas of critical national infrastructure, including government, energy, transportation, healthcare and education, in the United States and abroad.
Customers and Contractual Arrangements
Witt O’Brien’s primary client sectors are government, shipping, energy, manufacturing, technology and education. Services are generally contracted on a project basis, under retainer agreements or through “stand-by” arrangements, whereby Witt O’Brien’s is pre-contracted to support a client if a given set of circumstances arises. Services are generally billed on a time-and-materials basis or through retainer arrangements. In 2018, one Witt O’Brien’s customer (Virgin Islands Public Finance Authority) accounted for 11% of consolidated operating revenues. The ten largest customers of Witt O’Brien’s accounted for approximately 82% of its operating revenues in 2018. The loss of one or more of its customers could have a material adverse effect on Witt O’Brien’s results of operations.
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
Other
The Company has other activities that primarily include:
Cleancor. CLEANCOR Energy Solutions LLC (“Cleancor”), a full service solution provider that delivers clean fuel to end users displacing legacy petroleum-based fuels.
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
Regulatory Matters
Domestically registered vessels are subject to the jurisdiction of the United States Coast Guard (“USCG”), the National Transportation Safety Board (“NTSB”), the U.S. Customs and Border Protection (“CBP”), the U.S. Environmental Protection Agency (“EPA”) and the U.S. Maritime Administration, as well as in certain instances, applicable state and local laws. These agencies establish safety requirements and standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards.
Ocean Services and Inland Services are subject to regulation under the Jones Act and related U.S. cabotage laws, which restrict ownership and operation of vessels in the U.S. coastwise trade (i.e., trade between points in the United States), including the transportation of cargo. Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the United States, registered under the U.S.-flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. Violation of the Jones Act could prohibit operation of vessels in the U.S. coastwise trade during the period of such non-compliance, result in material fines and subject the Company’s vessels to seizure and forfeiture. For information on certain stock ownership limitations designed to facilitate our compliance with the Jones Act, see “Risk Factors” in Item 1A of this report.
Ocean Services and Inland Services operate vessels that are registered both in the United States and in a number of foreign jurisdictions. Vessels are subject to the laws of the applicable jurisdiction as to ownership, registration, manning, environmental protection and safety. In addition, the Company’s vessels are subject to the requirements of a number of international conventions that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (“MARPOL”); (ii) the International Convention for the Safety of Life at Sea, 1974 and 1978 Protocols (“SOLAS”); and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”).
The Maritime Labour Convention, 2006 (the “MLC”) establishes comprehensive minimum requirements for working conditions of seafarers including, among other things, conditions of employment, hours of work and rest, grievance and complaints procedures, accommodations, recreational facilities, food and catering, health protection, medical care, welfare, and social security protection. The MLC defines seafarer to include all persons engaged in work on a vessel in addition to the vessel’s crew. Under this MLC definition, the Company may be responsible for proving that customer and contractor personnel aboard its vessels have contracts of employment that comply with the MLC requirements. The Company could also be responsible for salaries and/or benefits of third parties that may board one of the Company’s vessels. The MLC requires certain vessels that engage in international trade to maintain a valid Maritime Labour Certificate issued by their flag administration. Although the United States is not a party to the MLC, U.S.-flag vessels operating internationally must comply with the MLC when calling on a port in a country that is a party to the MLC. The Company has developed and implemented a fleetwide action plan to comply with the MLC to the extent applicable to its vessels.
The hull and machinery of every commercial vessel must be classed by an international classification society authorized by its country of registry, as well as being subject to survey and inspection by shipping regulatory bodies. The international classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and SOLAS. All of Ocean Services’ vessels are subject to the periodic inspection, survey, dry-docking and maintenance requirements of the USCG and/or the American Bureau of Shipping (“ABS”) and other marine classification societies.
Under the Merchant Marine Act of 1936, the Company’s U.S.-flagged vessels are subject to requisitioning by the U.S. Government under certain terms and conditions during a national emergency, as described further under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
The Company is required by various governmental and quasi-governmental agencies to obtain permits, licenses and certificates with respect to its vessels. The Company’s failure to maintain these authorizations could adversely impact its operations.
In addition to the USCG, the EPA, the U.S. Department of Transportation’s Office of Pipeline Safety, the Bureau of Ocean Energy Management, the Bureau of Safety and Environmental Enforcement, and certain individual states regulate vessels (and other structures) in accordance with the requirements of the Oil Pollution Act of 1990 (“OPA 90”) or under analogous state law. There is currently little uniformity among the regulations issued by these agencies, which increases the Company’s compliance costs and risk of non-compliance.

Although the Company faces some risk when managing responses to third-party oil spills, a responder engaged in emergency and crisis activities has immunity from liability under federal law and all U.S. coastal state laws for any spills arising from its response efforts, except in the event of death or personal injury or as a result of its gross negligence or willful misconduct. The Company may also have derivative immunity when working under the orders of authorized federal officials.
Environmental Compliance
The Company is subject to federal, state, local and international environmental and safety laws, regulations and conventions, including those related to the discharge of oil and pollutants into waters regulated thereunder. Violations of these laws may result in civil and criminal penalties, fines, injunctions or other sanctions.
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
OPA 90 establishes a regulatory and liability regime for the protection of the environment from oil spills. OPA 90 applies to owners and operators of facilities operating near navigable waters of the United States and owners, operators and bareboat charterers of vessels operating in U.S. waters, which include the navigable waters of the United States and the 200-mile Exclusive Economic Zone (“EEZ”) around the United States. For purposes of its liability limits and financial responsibility, and response planning requirements, OPA 90 differentiates between tank vessels (such as the Company’s petroleum and chemical carriers and liquid tank barges) and “other vessels” (such as the Company’s tugs and dry-cargo barges).
Under OPA 90, owners and operators of regulated facilities and owners and operators or bareboat charterers of vessels are “responsible parties” and may be jointly, severally and strictly liable for removal costs and damages arising from facility and vessel oil spills or threatened spills up to certain limits of liability as discussed further below. Damages are defined broadly to include: (i) injury to natural resources and the costs of remediation thereof; (ii) injury to, or economic losses resulting from the destruction of, real and personal property; (iii) net loss by various governmental bodies of taxes, royalties, rents, fees and profits; (iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire or other hazards or taking additional safety precautions; and (vi) loss of subsistence use of available natural resources.
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
Under the Nontank Vessel Response Plan Final Rule, owners and operators of nontank vessels are required to prepare Nontank Vessel Response Plans. The Company expects its pollution liability insurance to cover spill removal costs, subject to coverage deductibles and limitations, including a cap of $1.0 billion. The Company’s business, financial position, results of operations or cash flows could be materially adversely affected if it incurs spill liability under circumstances in which the insurance carrier fails or refuses to provide coverage or the loss exceeds the Company’s coverage limitations.
MARPOL is the main international convention covering prevention of pollution of the marine environment by vessels from operational or accidental discharges. It is implemented in the United States pursuant to the Act to Prevent Pollution from Ships.
Since the 1990s, the Department of Justice (“DOJ”) has been aggressively enforcing U.S. criminal laws against vessel owners, operators, managers, crewmembers, shoreside personnel and corporate officers related to violations of MARPOL. Violations have frequently related to pollution prevention devices, such as the oily-water separator, and include falsifying records, obstructing justice, and making false statements. In certain cases, responsible shipboard officers and shoreside officials have been sentenced to prison. In addition, the DOJ has required most defendants to implement a comprehensive environmental compliance plan (“ECP”) or risk losing the ability to trade in U.S. waters. If the Company is subjected to a DOJ prosecution, it could suffer significant adverse effects, including substantial criminal penalties and defense costs, reputational damages and costs associated with the implementation of an ECP.

The Clean Water Act (“CWA”) prohibits the discharge of “pollutants” into the navigable waters of the United States. The CWA also prohibits the discharge of oil or hazardous substances into navigable waters of the United States and the EEZ around the United States and imposes civil and criminal penalties for unauthorized discharges, thereby creating exposures in addition to those arising under OPA 90 and CERCLA.
The CWA also established the National Pollutant Discharge Elimination System (“NPDES”) permitting program, which governs discharges of pollutants into navigable waters of the United States. Pursuant to the NPDES program, the EPA has issued Vessel General Permits covering discharges incidental to normal vessel operations. The EPA issued the 2013 Vessel General Permit (“2013 VGP”) in early 2013 with an effective five-year period of December 19, 2013 to December 18, 2018. In light of the recent legislation described below, the 2013 VGP continues to apply to U.S.-flag and foreign-flag commercial vessels that are at least 79 feet in length and operate within the three-mile territorial sea of the United States. The 2013 VGP requires vessel owners and operators to adhere to “best management practices” to manage the covered discharges that occur normally in the operation of a vessel, including ballast water, and implements various training, inspection, monitoring, recordkeeping, and reporting requirements, as well as corrective actions upon identification of deficiencies. The Company has filed a Notice of Intent to be covered by the 2013 VGP for each of the Company's ships that operate in U.S. waters.
In late 2018, the U.S. Congress passed the Vessel Incidental Discharge Act (“VIDA”), which establishes a new framework for the regulation of vessel incident discharges. VIDA requires the EPA to develop performance standards for those discharges within two years of enactment and requires the USCG to develop implementation, compliance, and enforcement regulations within two years of the EPA’s promulgation of standards. VIDA extends the 2013 VGP’s provisions, leaving them in effect until new regulations are final and enforceable. Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the 2013 VGP, including submission of annual reports. The Company can provide no assurance when the new regulations and performance standards will be issued, nor can it predict what additional costs it may incur to comply with any such new regulations and performance standards.
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
MARPOL also addresses air emissions, including emissions of sulfur and nitrous oxide (“NOx”), from vessels, including a requirement to use low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. Vessels worldwide are currently required to use fuel with a sulfur content no greater than 3.5%, which the IMO decided in October 2016 to reduce to 0.5% beginning in January 2020. As a result of this reduction, fuel costs for vessel operators could rise dramatically beginning in 2020, which could adversely affect the Company’s profitability or its results of operations. MARPOL also imposes NOx emissions standards on installed marine diesel engines of over 130 kW output power other than those used solely for emergency purposes irrespective of the tonnage of the vessel into which such an engine is installed. The actual NOx limit is determined by a variety of factors, including the vessel’s construction date, the rated speed of the vessel’s engine, and the area in which the vessel is operating.
More stringent sulfur and NOx requirements apply in certain designated Emission Control Areas (“ECAs”). There are currently four ECAs worldwide: the Baltic Sea ECA, North Sea ECA, North American ECA and U.S. Caribbean ECA. As of January 1, 2015, vessels operating in an ECA must burn fuel with a sulfur content no greater than 0.1%. Further, marine diesel engines on vessels constructed on or after January 1, 2016 that are operated in an ECA must meet the stringent NOx standards described above.
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
MARPOL also governs the discharge of garbage from ships. MARPOL defines certain sea areas, such as the “Wider Caribbean region,” requiring a higher level of protection than other areas of the sea.
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
Various international conventions and federal, state and local laws and regulations have been considered or implemented to address the environmental effects of emissions of greenhouse gases, such as carbon dioxide and methane. The U.S. Congress has considered, but not adopted, legislation designed to reduce emission of greenhouse gases. At United Nations climate change conferences over the past few decades, various countries have agreed to specific international accords or protocols to establish limitations on greenhouse gas emissions. In December 1997, the Kyoto Protocol was adopted pursuant to which member parties agreed to implement national programs to reduce emissions of greenhouse gases. At the 2015 United Nations Climate Change Conference in Paris, various countries adopted the Paris Agreement, which seeks to reduce emissions in an effort to slow global warming. The United States signed the Paris Agreement in 2016, but has subsequently taken steps to withdraw from the agreement. The Paris Agreement does not specifically mention shipping.
The IMO has announced its intention to develop limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits. The first step toward this goal occurred in October 2016, when the IMO adopted a system for collecting data on ships’ fuel-oil consumption, which will be mandatory and apply globally.
Member states of the European Union are required to take steps to ensure that ships operating in the Baltic, the North Sea and the English Channel are using fuels with a sulfur content of no more than 0.1%. In addition, the European Parliament and E.U. Council have adopted a series of regulations that establish a system for monitoring, reporting and verifying emissions from vessels of 5,000 or more gross tons calling at E.U. ports.
In the United States, pursuant to an April 2007 decision of the U.S. Supreme Court, the EPA was required to consider whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the CAA. In October 2007, the California Attorney General and a coalition of environmental groups petitioned the EPA to regulate greenhouse gas emissions from oceangoing vessels under the CAA. On December 1, 2009, the EPA issued an “endangerment finding” regarding greenhouse gases under the CAA. To date, the regulations proposed and enacted by the EPA regarding carbon dioxide have not specifically involved oceangoing vessels. Under MARPOL, vessels operating in designated ECAs are required to meet fuel sulfur limits and NOx emission limits, including the use of engines that meet the EPA standards for NOx emissions as discussed above.
Any future adoption of climate control treaties, legislation or other regulatory measures by the United Nations, IMO, United States or other countries where the Company operates that restrict emissions of greenhouse gases could result in financial and operational impacts on the Company’s business (including potential capital expenditures to reduce such emissions) that the Company cannot predict with certainty at this time. In addition, there may be significant physical effects of climate change from such emissions that have the potential to negatively impact the Company’s customers, personnel, and physical assets any of which could adversely impact cargo levels, the demand for Company’s services or the Company’s ability to recruit personnel.
The Company seeks to manage exposure to losses from the above-described laws through its development of appropriate risk management programs, including compliance programs, safety management systems and insurance programs. Although the Company believes these programs mitigate its legal risk, there can be no assurance that any future regulations or requirements or any discharge or emission of pollutants by the Company will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Security
In recent years, the USCG, the IMO, states and local ports have adopted heightened security procedures relating to ports and vessels.
Specifically, on November 25, 2002, the U.S. Maritime Transportation Security Act of 2002 (“MTSA”) was signed into law. To implement certain portions of MTSA, in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, the IMO adopted amendments to SOLAS, known as the International Ship and Port Facility Security Code (the “ISPS Code”), creating a new chapter dealing specifically with maritime security. The chapter imposes various detailed security obligations on vessels and port authorities. Among the various requirements under MTSA and/or the ISPS Code are:

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

In response to these new security programs and applicable regulations, the Company has implemented security plans and procedures for each of its U.S.-flag vessels, its terminal operation in Sauget, Illinois and its Port Dania facility in Dania Beach, Florida.
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
Employees
As of December 31, 2018, the Company employed 2,518 individuals. In the United States, a total of 962 employees in Ocean Services and Inland Services are unionized under collective bargaining agreements that expire at varying times through July 31, 2022.
Management considers relations with its employees to be satisfactory.

ITEM 1A.	RISK FACTORS
Risks, Uncertainties and Other Factors That May Affect Future Results
The Company’s results of operations, financial condition and cash flows may be adversely affected by numerous risks. Material risks that the Company is aware of are set forth below, but there could be risks of which the Company is not aware or risks that could be material that are not identified as such at this time. Carefully consider the risks described below, as well as the other information that has been provided in this Annual Report on Form 10-K. Additional risks and circumstances, not presently known to management, or perceived as a threat, may exist or materialize and could also impair the Company’s business operations.
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
Recent world events have increased the risks posed by international trade wars, tariffs, and sanctions. The United States has announced tariffs on a list of products imported from China and other countries and, such countries have in turn announced tariffs on products exported to them from the United States. Although there is uncertainty as to the duration of the proposed tariffs and the products and materials that ultimately will be covered by future tariffs, the tariffs have and may continue to increase the costs of certain raw materials and may lead to retaliatory tariffs on U.S. goods, which in turn could reduce the volume of commodities moving from or to the U.S. and thus the demand for the services provided by Ocean Services and Inland Services, negatively impacting their results. Such tariffs could also cause a permanent loss of market position for U.S. agricultural products due to competitors having added capacity.
There are risks associated with the Company’s debt structure. As of December 31, 2018, the Company had $354.6 million of consolidated indebtedness. The Company’s ability to meet its debt service obligations, comply with its covenants under its debt instruments and refinance its indebtedness is dependent upon its ability to generate cash in the future from operations, financings or asset sales, and its ability to access the capital markets, each of which are subject to general economic conditions, industry cycles, seasonality and financial, business and other factors, many of which are beyond its control. The Company’s debt levels and the terms of its indebtedness may limit its liquidity and flexibility in obtaining additional financing and pursuing other business opportunities due to difficulties accessing the credit and capital markets. If the Company is unable to repay or refinance its debt as it becomes due, it may be forced to sell assets or take other disadvantageous actions, including undertaking alternative financing plans, which may have onerous terms or may be unavailable, reducing financing in the future for working capital, capital expenditures and general corporate purposes or dedicating an unsustainable level of its cash flow from operations to the payment of principal and interest on its indebtedness.
Revenues from Ocean Services could be adversely affected by a decline in demand for domestic refined petroleum products, crude oil or chemical products, or a change in existing methods of delivery. A reduction in domestic consumption of refined petroleum products, crude oil or chemical products, the development of alternative methods of delivery of such products, or an increase in domestic sources of such products or in refining capacity, could reduce demand for the Company’s services.
Construction of additional refined petroleum product, natural gas or crude oil pipelines could have a material adverse effect on Ocean Services’ revenues. Long-haul transportation of refined petroleum products, crude oil and natural gas is generally less costly by pipeline than by ship. Existing pipeline systems are either insufficient to meet demand in, or do not reach, all of the markets served by Ocean Services’ petroleum and chemical carriers. As a result, the Company’s customers require the services provided by Ocean Services to meet demand. However, the construction and operation of new pipeline segments could replace the demand for Ocean Services’ services and have a material adverse effect on Ocean Services’ business.
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
Adverse results of legal proceedings could materially adversely affect the Company. The Company is subject to, and may in the future be subject to, a variety of legal proceedings and claims that arise out of the ordinary conduct of its business. Results of legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to the Company’s operations and may cause significant expenditure and diversion of management attention. If the Company suffers an adverse judgment, it may be faced with significant monetary damages or injunctive relief against it that could materially adversely affect a portion of its business operations or materially adversely affect the Company’s financial position, results of operations and cash flows.
The Company’s activities outside of the United States subjects it to risks associated with international operations. The Company operates vessels and transacts other business worldwide. Its ability to compete in international markets may be adversely affected by foreign government regulations that favor or require the awarding of contracts to local competitors, or that require foreign persons to employ citizens of, or purchase supplies from, a particular jurisdiction. Further, the Company’s foreign subsidiaries may face governmentally imposed restrictions on their ability to transfer funds to their parent company.
Activity outside the United States involves additional risks, including the possibility of:

•
embargoes or restrictive actions by the United States and/or foreign governments that could limit the Company’s ability to provide services in foreign countries or cause retaliatory actions by such governments;

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
The decision of the United Kingdom to exit from the European Union (generally referred to as “BREXIT”) could cause disruptions to and create uncertainty surrounding the Company’s business. The effects of BREXIT will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could lead to legal uncertainty and potentially divergent national laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate, including those governing maritime, labor, environmental, competition and other matters applicable to the provision of the Company’s services. The impact on the Company’s business of any treaties, laws and regulations with and in the U.K. that replace the existing E.U. counterparts cannot be predicted. BREXIT also may create global economic uncertainty, which may cause the Company’s customers and potential customers to monitor their costs and reduce their budgets for the Company’s services. Any of these effects, and others the Company cannot anticipate, could materially adversely affect its business, financial position, results of operations and cash flows.
The Company may undertake one or more significant corporate transactions that may not achieve their intended results, produce less than expected returns, may be dilutive to existing businesses, may adversely affect the Company’s financial condition and its results of operations, and may result in additional risks to its businesses. The Company continuously evaluates the acquisition and disposition of operating businesses and assets and may in the future undertake significant transactions. Any such transaction could be material to the Company’s business and could take any number of forms, including mergers, joint ventures, investments in new lines of business and the purchase of equity interests or assets. The form of consideration associated with such transactions may include, among other things, cash, common stock, equity interests or loans payable to the Company and its affiliates by the purchaser. The Company also regularly evaluates the merits of disposing its operating businesses and assets, in whole or in part, which could take the form of asset sales, mergers or sales of equity interests in its subsidiaries (privately or through a public offering), or the spin-off of equity interests of the Company’s subsidiaries to its stockholders. For instance, on June 1, 2017, the Company effected a spin-off of its offshore marine services business, SEACOR Marine, to its stockholders and on July 3, 2017, the Company effected the sale of its 70% interest in Illinois Corn Processing LLC (“ICP”), the company that operated SEACOR’s Illinois Corn Processing business segment. In connection with significant corporate transactions, the Company may agree to indemnify other parties to such transactions, which may subject the Company to significant liability. For example, pursuant to the ICP merger agreement, the Company agreed to indemnify the purchaser of its interests in ICP against certain losses.
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
Investment in new business strategies and initiatives present risks not originally contemplated. The Company has invested, and in the future may again invest, in new business plans or acquisitions, some of which may not be directly linked to existing business lines or activities. These activities may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with the plans or acquisitions, inadequate return of capital and unidentified issues not discovered in due diligence. To the extent such investments are not directly linked to existing business lines or activities, such investments may expose the Company to unforeseen risks. These investments may take the form of securities or other assets that are not very liquid. As a result of the risks inherent in new ventures, there can be no assurance that any such venture will be successful, or that new ventures will not have a material adverse impact on the Company’s financial position, results of operations and cash flows.
If there is a determination that the SMHI Spin-Off was taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the tax opinion are incorrect or for any other reason, then the Company and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. The SMHI Spin-Off was conditioned upon the Company’s receipt of an opinion of Milbank, Tweed, Hadley & McCloy LLP, counsel to the Company, substantially to the effect that the separation qualifies as a transaction that is described in Section 355 of the Code. The opinion relied on certain facts, assumptions, representations and undertakings from the Company and SEACOR Marine regarding the past and future conduct of each of the company’s respective businesses and other matters. If any of these facts, assumptions, representations or undertakings were incorrect, the Company and its stockholders may not be able to rely on the opinion of counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of counsel, the IRS could determine on audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the stock ownership of the Company or SEACOR Marine after the separation. If the separation is determined to be taxable, the Company and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.
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
The Company’s financial position, results of operations and cash flows may also be affected by the cost of hedging activities that the Company undertakes. The Company holds a large proportion of its net assets in cash equivalents, short-term investments and marketable securities. Such investments subject the Company to risks generally inherent in the capital markets. Given the relatively high proportion of the Company’s liquid assets relative to its overall size, its financial position, results of operations and cash flows may be materially affected by the results of the Company’s capital management and investment activities and the risks associated with those activities. Volatility in the financial markets and overall economic uncertainty also increase the risk that the actual amounts realized in the future on the Company’s marketable securities could differ significantly from the fair values currently assigned to them. In addition, rising interest rates could increase the Company’s cost of capital, which may have an adverse impact on the Company’s financial position, results of operations and cash flows.
The Company engages in hedging activities, which expose it to risks. For corporate purposes and also as part of its trading activities, the Company has in the past and may in the future use futures and swaps to hedge risks, such as escalation in fuel costs and movements in foreign exchange rates and interest rates. However, hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. Such purchases expose the Company to risks of meeting margin calls and drawing on its capital, counterparty risk due to failure of an exchange or institution with which it has entered into a swap, incurring higher costs than competitors or similar businesses that do not engage in such strategies, and losses on its investment portfolio. Such strategies can also cause earnings to be volatile, and the current volatility in the financial markets exacerbates these risks. If the Company fails to offset such volatility, its results of operations, cash flows and financial position may be adversely affected.
The Company’s ability to access capital markets could be limited. From time to time, the Company may need to access the capital markets to obtain long-term and short-term financing. However, the Company’s ability to access the capital markets for long-term financing could be limited by among other things, its existing capital structure, its credit ratings and the health of the shipping, response and overall oil and gas industry. In addition, volatility and weakness in capital markets may adversely affect the Company’s credit availability and related financing costs. Capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, the Company’s ability to obtain new credit or refinance obligations as they become due, on acceptable terms, if at all, could be adversely affected. There can be no assurance that such markets will be a reliable source of financing for the Company, which may adversely affect the Company’s business.
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
The Company could incur liability in connection with certain obligations relating to the Deepwater Horizon incident. In connection with the Deepwater Horizon/BP Macondo Well Incident, BP Exploration & Production, Inc. and BP America Production Company (collectively, the “responsible party”) engaged the services of ORM and NRC. ORM and NRC were subsequently made defendants in litigation arising from the Deepwater Horizon/BP Macondo Well Incident. In connection with claims relating to clean-up operations following the Deepwater Horizon/BP Macondo Well Incident, the responsible party acknowledged and agreed to indemnify and defend ORM and NRC pursuant and subject to certain contractual agreements and potential limitations. No assurance can be given that the responsible party will honor its obligation to indemnify the Company under these arrangements. If the responsible party were to fail to honor its obligations, the Company may be faced with significant monetary payments that could materially and adversely affect the Company’s financial position, results of operations and cash flows. See “Item 3. Legal Proceedings.”
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
Ocean Services, Inland Services and Witt O’Brien’s rely on several customers and marketing agreements for a significant share of their revenues, the loss of any of which could adversely affect each of their businesses and operating results. As of December 31, 2018, no single customer accounted for more than 10% of the Company’s consolidated operating revenues. The portion of Ocean Services, Inland Services and Witt O’Brien’s revenues attributable to any single customer may change over time, depending on the level of relevant activity by any such customer, the segment’s ability to meet the customer’s needs and other factors, many of which are beyond the Company’s control. The loss by any segment of business from a significant customer could have a material adverse effect on such segment’s or the Company’s business, financial condition, results of operations and cash flows. Further, to the extent any of the Company’s customers experience an extended period of operating difficulty, the Company’s revenues, results of operations and cash flows could be materially adversely effected.
Consolidation of the Company’s customer base could adversely affect demand for its services and reduce its revenues. In recent years, oil and natural gas companies, energy companies, major grain exporters and farm cooperatives, importers and distributors of industrial materials, agricultural companies, fertilizer companies, trading companies, and industrial companies, which make up a significant portion of the Company’s customer base, have undergone substantial consolidation and additional consolidation is possible. Consolidation results in fewer companies to charter or contract for the Company’s services, which could adversely affect demand for the Company’s petroleum and chemical carriers thereby reducing the Company’s revenues.
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
The Company may not be able to renew or replace expiring contracts for its vessels. The Company’s ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, for the use of its vessels will depend on various factors, including market conditions and the specific needs of the Company’s customers. Given the highly competitive and historically cyclical nature of the Company’s industry, the Company may not be able to renew or replace the contracts or may be required to renew or replace expiring contracts or obtain new contracts at rates that are below, and potentially substantially below, existing rates, or that have terms that are less favorable to the Company than its existing contracts, or the Company may be unable to secure contracts for these vessels. This could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
Maintaining the Company’s current fleet size and configuration and acquiring vessels required for additional future growth require significant capital. Expenditures required for the repair, certification and maintenance of a vessel typically increase with vessel age. These expenditures may increase to a level at which they are not economically justifiable and, therefore, to maintain the Company’s current fleet size, it may seek to construct or acquire additional vessels. Also, customers may prefer modern vessels over older vessels, especially in weaker markets. The cost of adding a new vessel to the Company’s fleet can be substantial. The Company can give no assurance that it will have sufficient capital resources to build or acquire the vessels required to expand or to maintain its current fleet size and vessel configuration.
If the Company does not restrict the amount of ownership of its Common Stock by non-U.S. citizens, it could be prohibited from operating inland river vessels and barges and tankers in the United States, which would adversely impact its business and operating results. The Company is subject to the Jones Act, which governs, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports. Subject to limited exceptions, the Jones Act requires that vessels engaged in the U.S. coastwise trade be built in the United States, registered under the U.S.-flag and manned by predominantly U.S. crews. The Jones Act also requires that vessels engaged in coastwise trade be owned and operated by “U.S. citizens” within the meaning of the Jones Act. Compliance with the Jones Act requires that non-U.S. citizens own no more than 25% of the entities that directly or indirectly own or operate the vessels that the Company operates in the U.S. coastwise trade. Although SEACOR’s Restated Certificate of Incorporation and By-Laws contain provisions intended to assure compliance with these provisions of the Jones Act, a failure to maintain compliance by the Company or any of the entities that directly or indirectly own its vessels would adversely affect the Company’s financial position, results of operations and cash flows and could temporarily or permanently prohibit the Company from operating vessels in the U.S. coastwise trade. In addition, the Company could be subject to fines and its vessels could be subject to seizure and forfeiture for violations of the Jones Act and the related U.S. vessel documentation laws.
Repeal, Amendment, Suspension or Non-Enforcement of the Jones Act would result in additional competition for Ocean Services and Inland Services and could have a material adverse effect on the Company’s business. A substantial portion of the operations of Ocean Services and Inland Services are conducted in the U.S. coastwise trade and thus subject to the provisions of the Jones Act (as discussed above). For years there have been attempts to repeal or amend such provisions, and such attempts are expected to continue in the future. For example, in a recent congressional review of Puerto Rico’s financial circumstances, several proponents of repealing the Jones Act introduced bills in Congress to exempt the island from the Jones Act. Although the proposals were limited in scope and failed, there is a risk that similar legislation could be reintroduced upon the occurrence of similar future events, which could lead to broader legislation affecting other aspects of the Jones Act.
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
Repeal, substantial amendment or waiver of provisions of the Jones Act could significantly adversely affect the Company by, among other things, resulting in additional competition from competitors with lower operating costs, because of their ability to use vessels built in lower-cost foreign shipyards, owned and manned by foreign nationals with promotional foreign tax incentives and with lower wages and benefits than U.S. citizens. In addition, the Company’s advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement, the United States-Mexico-Canada Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of maritime cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels. Such a change could significantly increase competition in the U.S. coastwise trade, which would likely have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
Restrictions on non-U.S. citizen ownership of the Company’s vessels could limit its ability to sell off any portion of its business or result in the forfeiture of its vessels. As noted above, compliance with the Jones Act requires that non-U.S. citizens own no more than 25% in the entities that directly or indirectly own or operate the vessels that the Company operates in the U.S. coastwise trade. If the Company were to seek to sell any portion of its business that owns any of these vessels, it would have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the U.S. citizenship restrictions described above. As a result, the sales price for that portion of the Company’s business may not attain the amount that could be obtained in an unconstrained sale.
The restrictions in SEACOR’s Restated Certificate of Incorporation and By-Laws limiting the ownership of Common Stock by individuals and entities that are not U.S. citizens within the meaning of the Jones Act may affect the liquidity of SEACOR’s Common Stock and may result in non-U.S. citizens being required to sell their shares at a loss or relinquish their voting, dividend and distribution rights. Under the Jones Act, at least 75% of the outstanding shares of each class or series of SEACOR’s capital stock must be owned and controlled by U.S. citizens within the meaning of the Jones Act. Certain provisions of SEACOR’s Restated Certificate of Incorporation and By-Laws are intended to facilitate compliance with this requirement and may have an adverse effect on holders of shares of the Common Stock. In addition, the indentures governing the Company’s 2.5% Convertible Senior Notes, 3.0% Convertible Senior Notes and 3.25% Convertible Senior Notes include provisions that are designed to ensure compliance with the Jones Act.
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
As a result of the above provisions, a proposed transferee of the Common Stock that is a non-U.S. citizen may not receive any return on its investment in shares it purportedly purchases or owns, and it may sustain a loss. The Company, in its discretion, is entitled to redeem all or any portion of such shares most recently acquired (as determined by its Board of Directors in accordance with guidelines that are set forth in SEACOR’s Restated Certificate of Incorporation) by non-U.S. citizens in excess of such maximum permitted percentage for such class or series at a redemption price based on a fair market value formula that is set forth in the Restated Certificate of Incorporation, which may be paid in cash or promissory notes at the discretion of the Company. Such excess shares shall also not be accorded any voting, dividend or distribution rights until they have ceased to be excess shares, provided that they have not been already redeemed by the Company. As a result of these provisions, a purported stockholder who is not a U.S. citizen within the meaning of the Jones Act may be required to sell its shares of Common Stock at an undesirable time or price and may not receive any return on its investment in such shares. Further, the Company may have to incur additional indebtedness, or use available cash (if any), to fund all or a portion of such redemption, in which case the Company’s financial condition may be materially weakened.
So that the Company may ensure its compliance with the Jones Act, SEACOR’s Restated Certificate of Incorporation and By-Laws permit it to require that owners of any shares of its capital stock provide confirmation of their citizenship. In the event that a person does not submit such documentation to the Company, the Restated Certificate of Incorporation and By-Laws provide the Company with certain remedies, including the suspension of the payment of dividends and distributions with respect to those shares and deposit of any such dividends and distributions into an escrow account. As a result of non-compliance with these provisions, an owner of the shares of the Company’s Common Stock may lose significant rights associated with those shares.
In addition to the risks described above, the foregoing foreign ownership restrictions could delay, defer or prevent a transaction or change in control that might involve a premium price for SEACOR’s Common Stock or otherwise be in the best interest of the SEACOR’s stockholders.
If non-U.S. citizens own more than 22.5% of SEACOR’s Common Stock, the Company may not have the funds or the ability to redeem any excess shares and it could be forced to suspend its operations in the U.S. coastwise trade. SEACOR’s Restated Certificate of Incorporation and By-Laws contain provisions prohibiting ownership of its Common Stock by persons who are not U.S. citizens within the meaning of the Jones Act, in the aggregate, in excess of 22.5% of such shares in order to ensure that such ownership by non-U.S. citizens will not exceed the maximum percentage permitted by the Jones Act, which is presently 25%. The Restated Certificate of Incorporation permits the Company to redeem such excess shares, including those shares issued upon conversion or exchange of the Company’s convertible notes. The per share redemption price may be paid, as determined by the Company’s Board of Directors, by cash or promissory notes. However, the Company may not be able to redeem such excess shares for cash because its operations may not have generated sufficient excess cash flow to fund such redemption. If, for any reason, the Company is unable to effect such a redemption when such ownership of shares by non-U.S. citizens is in excess of 25% of the Common Stock, or otherwise prevent non-U.S. citizens in the aggregate from owning shares in excess of 25% of any such class or series of the Company’s capital stock, or fail to exercise its redemption rights because it is unaware that such ownership exceeds such percentage, the Company will likely be unable to comply with the Jones Act and will likely be required by the applicable governmental authorities to suspend its operations in the U.S. coastwise trade. Any such actions by governmental authorities would have a severely detrimental impact on the Company’s financial position, results of operations and cash flows.
The Company’s U.S-flag vessels are subject to requisition for ownership or use by the United States in case of national emergency or national defense need and certain of the Company’s vessels participate in the U.S. Maritime Security Program (“MSP”). The Merchant Marine Act of 1936 provides that, during a national emergency declared by Presidential proclamation or a period for which the President has proclaimed that the security of the national defense makes it advisable, the Secretary of Transportation may requisition the ownership or use of any vessel owned by U.S. citizens (which includes the Company) and any vessel under construction in the United States. If any of the Company’s vessels were purchased or chartered by the federal government under this law, the Company would be entitled to just compensation, which is generally the fair market value of the vessel in the case of a purchase or, in the case of a charter, the fair market value of charter hire, but the Company would not be entitled to compensation for any consequential damages it may suffer. In addition, the Company operates vessels that participate in the MSP, which ensures that militarily useful U.S.-flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Under the program, the Company receives an annual fee, subject to annual Congressional appropriations, in exchange for a guarantee that the vessels will be made available to the U.S. government in the time of war or national emergency. The purchase, charter or use for an extended period of time by the federal government of one or more of the Company’s vessels under this law could have a material adverse effect on its business, financial position, results of operations and cash flows.
The Company is subject to hazards customary for the operation of vessels that could disrupt operations and expose the Company to liability. The operation of petroleum and chemical carriers, short-sea container, RollOn/RollOff vessels, Pure Car/Truck Carriers, bulk carriers, towboats, tugs and barges is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure and collision. For instance, the Company’s operations in the U.S. Gulf of Mexico, Atlantic Ocean and Caribbean Sea may be adversely affected by weather, including severe hurricanes and tropical storms. Tropical storms and hurricanes may limit the Company’s ability to operate its vessels in the proximity of storms, reduce development and production activity, result in the Company incurring additional expenses to secure equipment and facilities or require the Company to evacuate its vessels, personnel and equipment out of the path of a storm. Additional risks to vessels include adverse sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company’s personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages, including loss of revenues from or termination of charter contracts, higher insurance rates, increased operating costs, increased governmental regulation and reporting and damage to the Company’s reputation and customer relationships. Any such events would likely result in negative publicity for the Company and adversely affect its safety record, which would affect demand for the Company’s services. In addition, the affected vessels could be removed from service and would then not be available to generate revenues.
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
The Company’s business and operations are also subject to federal, state, local and international laws and regulations relating to environmental protection and occupational safety and health, including laws that that govern the discharge of oil and pollutants into waters restricted thereunder. Violations of these laws may result in civil and criminal penalties, fines, injunctions, or other sanctions, or the suspension or termination of the Company’s operations. Compliance with such laws and regulations frequently requires installation of costly equipment, increased staffing, increased fuel costs, specific training, or operational changes, and the phase-out of certain vessels. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject the Company to liability without regard to whether it was negligent or at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the removal costs and damages resulting from the discharge of oil within the navigable waters of the United States and the EEZ around the United States. In addition, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource and other damages under other federal and state laws and civil actions. Liability for a catastrophic spill could exceed the Company’s available insurance coverage and result in it having to liquidate assets to pay claims. These laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, including charterers. Because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ongoing cost of complying with these laws and regulations. The Company cannot be certain that existing laws, regulations or standards, as interpreted now or in the future, or future laws and regulations and standards will not have a material adverse effect on its business, financial position, results of operations and cash flows. Regulation of the shipping industry will likely continue to become more stringent and more expensive for the Company. In addition, a serious marine incident that results in significant oil pollution could result in additional regulation and lead to strict governmental enforcement or other legal challenges. The variability and uncertainty of current and future shipping regulations could hamper the ability of the Company and its customers to plan for the future or establish long-term strategies. Additional environmental and other requirements, as well as more stringent enforcement policies, may be adopted that could limit the Company’s ability to operate, require the Company to incur substantial additional costs or otherwise have a material adverse effect on the Company’s business, results of operations or financial condition. For more information, see “Item 1. Government Regulation - Environmental Compliance.”
The Company is required by various governmental and quasi-governmental agencies to obtain, maintain and periodically renew certain permits, licenses and certificates with respect to its operations or vessels. In certain instances, the failure to obtain, maintain or renew these authorizations could have a material adverse effect on the Company’s business.
There are risks associated with climate change, as well as climate change legislation and regulations. The physical risks of climate change, such as more frequent or more extreme weather events, changes in temperature and precipitation patterns, changes in river flow patterns and other related phenomena, could affect some, or all, of the Company’s operations. Severe weather or other natural disasters could be destructive to the Company’s operations and the operations of its customers. Weather patterns, such as excessive rainfall or drought, can affect river levels and cause ice conditions during winter months, which can hamper barge navigation. Locks and dams on river systems may be closed for maintenance or other causes, which may delay barge movements. These conditions could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
In addition, governments and supranational groups around the world have, in recent years, placed increasing attention on matters affecting the environment and this could lead to new laws or regulations pertaining to climate change, carbon emissions or energy use that in turn could result in a reduction in demand for hydrocarbon-based fuel. In fact, a number of countries and organizations have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures or international treaties may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy and could include specific restrictions on shipping emissions. The 2015 United Nations climate change conference in Paris resulted in the Paris Agreement, which took effect in late 2016. The United States signed the Paris Agreement in 2016 but has subsequently taken steps to withdraw. The Paris Agreement does not directly limit greenhouse gas emissions from ships.
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
Increased security and inspection procedures and tighter import and export controls could increase costs and disrupt the Company’s business. Maritime shipping is subject to various security and customs inspections and related procedures in countries of origin and destination. Applicable inspection procedures can result in the seizure of contents of the Company’s vessels, delays in delivering cargoes, and the levying of customs payments, duties, fines and other penalties. The U.S. government, foreign governments, international organizations, and industry associations have from time-to-time considered ways to expand inspection procedures. Such changes, if implemented, could impose additional financial and legal obligations on the Company, including additional responsibility for physically inspecting the contents of cargoes it is shipping. Furthermore, changes to inspection procedures could also impose additional costs and obligations on the Company’s customers and may, in certain cases, render the shipment of certain types of cargo impractical. Any such changes or developments may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Inland Services’ results of operations could be adversely affected by international economic and political factors. The actions of the United States and foreign governments could affect the import and export of the dry bulk commodities typically transported by Inland Services. Foreign trade agreements and each country’s adherence to the terms of such agreements can raise or lower demand for U.S. imports and exports of the dry bulk commodities that Inland Services transports. National and international boycotts and embargoes of other countries or U.S. imports or exports together with the raising or lowering of tariff rates could affect the demand for the transportation of cargoes handled by Inland Services.
Inland Services’ results of operations could be adversely affected by the decline in U.S. grain exports. Inland Services’ business is significantly affected by the volume of grain exports handled through ports in the U.S. Gulf of Mexico. Grain exports can vary due to a number of factors including crop harvest yield levels in the United States and abroad, the demand for grain in the United States and international trade wars. A shortage of available grain overseas can increase demand for U.S. grain. Conversely, an abundance of grain overseas, or international tariffs on U.S. grain, can decrease demand for U.S. grain. For example, the recently deteriorating trade relationship between the U.S. and China has caused decreased demand for U.S. grain overseas. A decline in exports could result in excess barge capacity, which would likely lower freight rates earned by Inland Services.
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
Inland Services’ results of operations are affected by seasonal activity. Inland Services’ business is seasonal, and its quarterly revenues and profits have historically been lower in the first and second quarters of the year and higher in the third and fourth quarters, during the grain harvest. Expenses are not incurred and recognized evenly throughout the year. Because of these factors, Inland Services’ quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.
The aging infrastructure on the U.S. Inland Waterways may lead to increased costs and disruptions in Inland Services’ operations. Many of the locks and dams on the U.S. Inland Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance outages. Delays caused by malfunctioning locks and dams could increase Inland Services’ operating costs and delay the delivery of cargoes. Moreover, in the future, increased taxes could be imposed on users of the U.S. Inland Waterways to fund necessary infrastructure improvements, and such increases may not be recoverable by Inland Services through pricing increases. In addition, infrastructure improvements in other such modes of transportation could result in increased competition for inland barge transport relative to other modes of transportation if such other modes of transportation become more economical or accessible. The foregoing risks could make inland barge transport less competitive than rail and other modes of transportation, and could adversely impact Inland Services’ results of operations and cash flows.
Inland Services’ results of operations could be materially and adversely affected by fuel price fluctuations. Primarily, Inland Services purchases towboat and fleeting services from third party vendors. The price of these services can rise when fuel prices escalate and could adversely impact Inland Services’ results of operations and cash flows.
The Company’s insurance coverage may be inadequate to protect it from the liabilities that could arise in its businesses. Although the Company maintains insurance coverage against the risks related to its businesses, risks may arise for which the Company is not insured. Claims covered by insurance are subject to deductibles, the aggregate amount of which could be material. Insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. There also can be no assurance that existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. If a loss occurs that is partially or completely uninsured, the Company could be exposed to substantial liability. Further, to the extent the proceeds from insurance are not sufficient to repair or replace a damaged asset, the Company would be required to expend funds to supplement the insurance and in certain circumstances may decide that such expenditures are not justified, which, in either case, could adversely affect its liquidity and ability to grow.
The Company’s inability to attract and retain qualified personnel and crew its vessels could have an adverse effect on its business and is also dependent on unionized employees. Attracting and retaining skilled personnel across all of the Company’s business segments is an important factor in its future success. In addition, the success of the Company is dependent upon its ability to crew its vessels. The market for qualified personnel is highly competitive and the Company cannot be certain that it will be successful in attracting and retaining qualified personnel and crewing its vessels in the future. Approximately 950 of the Company’s employees, out of a total of approximately 2,500 employees as of December 31, 2018, are covered by collective bargaining agreements with unions. The Company could be adversely affected if it is unable to successfully negotiate and maintain collective bargaining agreements with these unionized employees.
The Company’s success depends on key members of its management, the loss of whom could disrupt its business operations. The Company depends to a large extent on the efforts and continued employment of its executive officers and key management personnel. The Company does not maintain key-man insurance. The loss of services of one or more of the Company’s executive officers or key management personnel could have a negative impact on its financial position, results of operations and cash flows.
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
The Company’s business and stock price may be materially adversely affected if its internal control over financial reporting is not effective. Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, the Company is required to document and test its internal control over financial reporting; management is required to assess and issue a report concerning the Company's internal control over financial reporting; and the Company's independent registered certified public accounting firm is required to attest on the effectiveness of the Company’s internal control over financial reporting. In the past, the Company has identified material weaknesses in its internal control over financial reporting. While all such identified material weaknesses have been remediated, there can be no assurance that the Company will not identify material weaknesses in its internal control in the future. Moreover, the Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. The existence of a material weakness could result in errors in the Company’s financial statements that could result in a restatement of financial statements, which could cause the Company to fail to meet its reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of the Company’s Common Stock.
The Company relies on information technology, and if it is unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, its operations could be disrupted and its business could be negatively affected. The Company relies on information technology networks and systems to process, transmit and store electronic and financial information; to capture knowledge of its business; to coordinate its business across its operation bases; and to communicate within the Company and with customers, suppliers, partners and other third-parties. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns, hardware or software failures, cyber-attacks, power outages, computer viruses, telecommunication failures, user errors or catastrophic events. The Company’s technology systems are also subject to cybersecurity attacks including malware, other malicious software, phishing email attacks, attempts to gain unauthorized access to its data, the unauthorized release, corruption or loss of its data, loss or damage to its data delivery systems, and other electronic security breaches. The Company’s information technology systems are becoming increasingly integrated, so damage, disruption or shutdown to the system could result in a more widespread impact.
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
Significant exercises of stock options or conversion of convertible debt could adversely affect the market price of the Company’s Common Stock. As of December 31, 2018, the Company had 18,330,297 shares of Common Stock issued and outstanding; however, the total number of shares of the Company’s Common Stock issued and outstanding does not include shares reserved for issuance under the Company’s stock plans, including upon the exercise of options issued under such plans, or shares issuable upon the conversion of the Company’s convertible debt. The exercise of outstanding options, the issuance of shares reserved for issuance under the Company’s Stock Plans and the conversion of convertible debt instruments could adversely affect the price of the Company’s Common Stock, will reduce the percentage of Common Stock held by the Company’s current stockholders and may cause its current stockholders to suffer significant dilution, which may adversely affect the market for the Company’s Common Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Petroleum and chemical carriers, bulk carriers, PCTCs, harbor and offshore towboats and barges, RORO vessels and barges, inland river towboats and barges, terminals and servicing facilities are the principal physical properties owned by the Company and are more fully described in “Ocean Transportation & Logistics Services” and “Inland Transportation & Logistics Services” in “Item 1. Business.”

ITEM 3.	LEGAL PROCEEDINGS
During 2012, the Company sold National Response Corporation (“NRC”), NRC Environmental Services Inc., SEACOR Response Ltd., and certain other subsidiaries to J.F. Lehman & Company, a private equity firm (the “SES Business Transaction”).
On December 15, 2010, O’Brien’s Response Management L.L.C. (“ORM”) and NRC were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico, which is currently pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserted various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned “B3” master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order. On February 16, 2016, all but eleven “B3” claims against ORM and NRC were dismissed with prejudice (the “B3 Dismissal Order”). On August 2, 2016, the Court granted an omnibus motion for summary judgment as it concerns ORM and NRC in its entirety, dismissing the remaining eleven plaintiffs’ claims against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). The deadline to appeal both of these orders has expired. At present, there is only one remaining claim. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.) (the “Fitzgerald Action”), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. While the decedent in the Fitzgerald Action’s claims against ORM and NRC were dismissed by virtue of the Remaining Eleven Plaintiffs’ Dismissal Order, the claim as against the Company remains stayed.
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

Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company (“BP America”) and (collectively “BP”) and the Plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, Plaintiffs’ economic loss and property damage claims and clean-up related claims against BP. The Company, ORM, and NRC had no involvement in negotiating or agreeing to the terms of either settlement, nor are they parties or signatories thereto. The BP settlement pertaining to personal injury claims (the “Medical Settlement”) purported to resolve the “B3” claims asserted against BP and also established a right for class members to pursue individual claims against BP (but not ORM or NRC) for later-manifested physical conditions. The back-end litigation-option (“BELO”) provision of the Medical Settlement has specifically-delineated procedures and limitations, should any “B3” class member seek to invoke their BELO right. For example, there are limitations on the claims and defenses that can be asserted, as well as on the issues, elements, and proofs that may be litigated at any trial and the potential recovery for any Plaintiff. Notwithstanding that the Company, ORM, and NRC are listed on the Medical Settlement’s release as to claims asserted by Plaintiffs, the Medical Settlement still permits BP to seek indemnity from any party, to the extent BP has a valid indemnity right. The Medical Settlement was approved by the Court on January 11, 2013 and made effective on February 12, 2014. As of early February 2019, BP has tendered approximately 700 claims invoking BELO rights for indemnity pursuant to service contracts to ORM and approximately 70 such claims to NRC. ORM and NRC have rejected BP’s contention that BP is entitled to defense and indemnity coverage from ORM and/or NRC for any of the “B3” claims referenced in BP’s indemnity demands. Moreover, the Company believes that (1) ORM has contractual indemnity coverage for the above-referenced BELO claims through its separate agreements with sub-contractors that worked for ORM during the Deepwater Horizon oil spill response and (2) NRC’s services contract with BP does not provide for broad contractual indemnity as BP contends. The Company, ORM, and NRC are of the belief that BP’s indemnity demands with respect to any “B3” claims, including those involving Medical Settlement class members invoking BELO rights, are untimely and improper and vigorously defend its interest. Overall, however, the Company believes that both settlements have reduced the potential exposure in connection with the various cases relating to the Deepwater Horizon oil spill response and clean-up. The Company is unable to estimate the potential exposure, if any, resulting from these claims, but does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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
In connection with the SES Business Transaction, the Company remains contingently liable for work performed in connection with the Deepwater Horizon oil spill response. Pursuant to the agreement governing the sale, the Company’s potential liability to the purchaser may not exceed the consideration received by the Company for the SES Business Transaction. The Company is currently indemnified under contractual agreements with BP for the potential “B3” liabilities relating to cleanup work performed in connection with the Deepwater Horizon oil spill response; this indemnification is unrelated to, and thus not impacted by, the indemnification BP has demanded for the BELO cases referenced above.
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
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Officers of SEACOR serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of SEACOR as of December 31, 2018 were as follows:

Name	Age	Position
Charles Fabrikant	74
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

Bruce Weins	50
Senior Vice President and Chief Financial Officer of SEACOR since June 1, 2017. From February 2015 to June 1, 2017, Mr. Weins was Senior Vice President and Chief Accounting Officer of SEACOR. From July 2005 to February 2015, Mr. Weins was Corporate Controller of SEACOR. Mr. Weins served as Controller of Seabulk International, Inc. (“Seabulk”) from January 2005 to July 2005 when it merged with SEACOR. Prior to joining Seabulk, Mr. Weins was an audit senior manager with Deloitte & Touche LLP, where he was employed from September 1995 to December 2004. In addition, Mr. Weins is an officer and director of certain SEACOR subsidiaries.

Eric Fabrikant	38
Chief Operating Officer of SEACOR since February 23, 2015, from May 2009 through February 2015, Mr. Fabrikant was a Vice President of SEACOR. From 2004 through May 2009, Mr. Fabrikant held various positions at Nabors Industries. In addition, Mr. Fabrikant is an officer and director of certain SEACOR subsidiaries.

Bill Long	52
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
Market for the Company’s Common Stock
SEACOR’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “CKH.” The closing share price on the NYSE on February 22, 2019 was $47.87. As of February 22, 2019, there were 153 holders of record of Common Stock.
The Company currently does not intend on paying any dividends for the foreseeable future. Any payment of future dividends will be at the discretion of SEACOR’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and contractual restrictions, including the provisions of the Company’s other then-existing indebtedness. The payment of future cash dividends, if any, would be made only from assets legally available.
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

Performance Graph
Set forth in the graph below is a comparison of the cumulative total return that a hypothetical investor would have earned assuming the investment of $100 over the five-year period commencing on December 31, 2013 in (i) the Common Stock of the Company, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) peer issuers. The information set forth in the graph below shall be considered “furnished” but not “filed” for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934.

	Total Return Since December 31,(1)
	2013	2014	2015	2016	2017	2018
Company	100	81	58	78	81	65
S&P 500	100	114	115	129	157	150
Peer Issuers(2)	100	98	81	84	81	77
_____________________

(1)	Assumes the reinvestment of dividends.

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

Issuer Repurchases of Equity Securities
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes, 3.25% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the "Securities"), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.
During the years ended December 31, 2018, 2017 and 2016, the Company acquired no shares of Common Stock for treasury under the Securities repurchase plan. As of December 31, 2018, SEACOR had remaining authorization for Securities repurchases of $66.7 million.
During the years ended December 31, 2017 and 2016, the Company acquired for treasury 212,659 and 47,455 shares of Common Stock, respectively, for aggregate purchase prices of $12.3 million and $2.4 million, respectively, from its employees to cover their tax withholding obligations related to share award transactions. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors.
This following table provides information with respect to purchases by the Company of shares of its Common Stock during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)
10/01/18 – 10/31/18	—	$—	—	$71,141,315
11/01/18 – 11/30/18	—	$—	—	$66,739,371
12/01/18 – 12/31/18	—	$—	—	$66,739,371
______________________

(1)	During the three months ended December 31, 2018, the Company purchased $4.6 million in principal amount of its 3.0% Convertible Senior Notes thereby reducing the purchase authority under the plan.

ITEM 6.	SELECTED FINANCIAL DATA
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

	Years Ended December 31,
	2018	2017	2016	2015	2014
Operating Revenues: (1)		As Adjusted	As Adjusted	As Adjusted	As Adjusted
Ocean Services	$414,844	$352,876	$229,643	$227,142	$214,316
Inland Services	285,688	248,452	251,241	340,348	381,066
Witt O’Brien’s (2)	131,709	49,156	42,916	49,984	27,691
Other	3,589	464	482	14,506	62,045
Eliminations and Corporate	(80)	(101)	(119)	(127)	—
	$835,750	$650,847	$524,163	$631,853	$685,118
Operating Income (Loss)	$85,999	$50,483	$(9,700)	$43,289	$54,666
Other Income (Expenses):
Net interest expense	$(22,953)	$(32,983)	$(24,163)	$(19,885)	$(21,798)
Other (3)	28,643	17,705	(58,373)	(25,155)	11,954
	$5,690	$(15,278)	$(82,536)	$(45,040)	$(9,844)
Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$58,148	$82,849	$(94,091)	$(53,839)	$22,350
Discontinued operations	—	(21,206)	(121,806)	(14,943)	77,782
	$58,148	$61,643	$(215,897)	$(68,782)	$100,132
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$3.22	$4.77	$(5.56)	$(3.09)	$1.16
Discontinued operations	—	(1.22)	(7.20)	(0.85)	4.02
	$3.22	$3.55	$(12.76)	$(3.94)	$5.18
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$3.04	$4.24	$(5.56)	$(3.09)	$1.13
Discontinued operations	—	(0.93)	(7.20)	(0.85)	3.94
	$3.04	$3.31	$(12.76)	$(3.94)	$5.07
Statement of Cash Flows Data – provided by (used in):
Operating activities:
Continuing operations	$49,428	$107,575	$39,806	$131,812	$77,322
Discontinued operations	—	12,811	41,206	(16,143)	31,126
Investing activities:
Continuing operations (4)	80,492	115,866	(88,162)	(81,904)	(310,026)
Discontinued operations	—	2,720	(21,581)	(92,615)	89,628
Financing activities:
Continuing operations	(224,799)	(249,646)	(79,327)	(75,347)	(48,594)
Discontinued operations	—	(7,149)	12,290	160,513	(8,581)
Effects of exchange rate changes on cash and cash equivalents:
Continuing operations	(137)	956	(2,928)	(1,974)	(2,728)
Discontinued operations	—	208	437	(118)	(373)
Capital expenditures of continuing operations (included in investing activities)	(50,272)	(114,595)	(252,806)	(203,453)	(274,016)
Balance Sheet Data (at period end):
Cash and cash equivalents, restricted cash, restricted cash equivalents, marketable securities and title XI and construction reserve funds	$181,436	$336,328	$410,777	$582,633	$523,516
Total assets	1,471,024	1,613,336	2,862,321	3,185,419	3,234,373
Long-term debt, less current portion	346,128	501,505	631,084	853,732	794,485
Total SEACOR Holdings Inc. stockholders’ equity	704,154	623,683	1,060,892	1,270,820	1,399,494
______________________

(1)
On January 1, 2018, the Company adopted Financial Accounting Standard Board Topic 606, Revenues from Contracts with Customers. The only business segment impacted by the retrospective adoption of this topic was Inland Services and all prior periods have been adjusted to reflect the adoption.

(2)	On July 11, 2014, the Company acquired a 100% controlling interest in Witt O’Brien’s.

(3)	Other principally includes unrealized and realized gains and losses from debt extinguishment, marketable securities, derivatives and foreign currency transactions.

(4)
On January 1, 2018 the Company adopted a new accounting standard regarding the presentation of restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. As a result, the Company reclassified previously reported amounts to conform with its new presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the three years in the period ended December 31, 2018, and its financial condition as of December 31, 2018. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements. See “Forward Looking Statements” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Overview
The Company’s operations are divided into three main business segments – Ocean Transportation & Logistics Services (“Ocean Services”), Inland Transportation & Logistics Services (“Inland Services”) and Witt O’Brien’s. The Company also has activities that are referred to and described under Other that primarily includes CLEANCOR Energy Solutions LLC (“Cleancor”), lending and leasing activities and noncontrolling investments in various other businesses.
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
Ocean Transportation & Logistics Services
Bulk Transportation Services.
Demand for U.S.-flag bulk transportation services and margins are dependent on several factors including the following:

•	the volumes and location of domestic crude oil and petroleum production and associated refining activity levels in the United States;

•	the volume and location of domestic retail consumption of petroleum products and commercial demand for crude oil, petroleum products and chemicals;

•	the impact of competition from domestic pipelines and railroads;

•	the delivered cost and competitiveness of foreign sourced crude oil, oil products and chemicals;

•	the number of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting crude, petroleum or chemical products;

•	domestically sourced coal and petroleum coke volumes required for regional power utilities particularly in Florida; and

•	demand for phosphate rock and finished fertilizers produced in Florida requiring waterborne transportation to the Mississippi River system.
The available supply of U.S.-flag vessels fluctuates when newly built vessels are placed into service or older vessels are removed from service. Older vessels are typically removed from service when margins are poor and the vessels face regulatory dockings, or when users insist on contracting for newer or more modern vessels. In some cases, loading installations may not accept vessels in excess of certain age requirements, typically 25 years. As of December 31, 2018, Ocean Services believes that third parties have contracted to build two U.S.-flag tank vessels with delivery dates in 2020 that could compete with Ocean Services’ U.S.-flag petroleum and chemical carriers currently in service. Additionally, Ocean Services believes that there are in excess of 13 U.S.-flag petroleum and chemical carriers capable of carrying 155,000 barrels or more still operating that are in excess of 20 years old, including two owned by Ocean Services. The supply of U.S.-flag bulk carriers which are eligible to operate in the Jones

Act trade is currently 14 vessels which range from 14,000 short tons to 40,000 short tons of cargo carrying capacity, of which Ocean Services owns the two largest assets. As of December 31, 2018, no additional U.S.-flag bulk carriers were under construction.
Port & Infrastructure Services.
The demand for harbor towing services is affected by the frequency, size and type of vessels calling within the U.S. ports where Ocean Services’ tugs are deployed. The total number of U.S.-flag harbor tugs in service is hard to ascertain. Operators continue to upgrade their fleets with newly built, larger horsepower azimuth drive tugs to service changing customer requirements. Bunkering equipment is deployed under long-term, fixed price contracts serving the Caribbean and the Bahamas.
Logistics Services.
The demand for logistics services is dependent on several factors. Demand for U.S.-flag PCTCs is generally dependent on global demand for automobiles, the operational policies and budgets of the U.S. armed services and demand for U.S. Government cargo transportation. The U.S. Government dictates the number and types of vessels enrolled in MSP, which provides a stipend to offset the higher cost of U.S. crews and operating standards required for U.S.-flag vessels. The U.S.-flag vessels, including Ocean Services’ PCTCs participating in the MSP program are granted priority for U.S. Government cargo over non-U.S.-flag vessels. Demand for liner and short-sea transportation is generally dependent on the volume of development and construction projects, demand for consumer and durable goods, manufacturing activity, and tourism trends within the Caribbean (including Puerto Rico), the Bahamas and Mexico.
Managed Services.
The demand for managed services is primarily dependent on the number of vessels owned by third parties who are unable to operate their own vessels and require the services of a third-party ship manager, such as financial institutions or owners without enough scale to manage in-house efficiently.
Results of Operations
The number and types of equipment operated, their contracted rates and utilization, and availability for service, taking into account dry-dock requirements and maintenance days, are the key determinants of Ocean Services’ operating results and cash flows. Unless a vessel is removed from operational service, there is little reduction in daily running costs and, consequently, operating margins are most sensitive to changes in contractual rates and utilization.
Ocean Services’ operating costs and expenses are grouped into the following categories:

•	personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);

•	repairs and maintenance (primarily routine repairs and maintenance and overhauls which are performed in accordance with planned maintenance programs);

•	dry-docking (primarily the cost of regulatory dry-dockings performed in accordance with applicable regulations);

•	insurance and loss reserves (primarily the cost of Hull and Machinery and Protection and Indemnity insurance premiums and loss deductibles);

•	fuel, lubes and supplies;

•	leased-in equipment (includes the cost of leasing equipment from lessors under bareboat charter arrangements); and

•	other (port charges, freight, vessel inspection costs and other).
Vessel dry-dockings are performed in accordance with applicable regulations, or when necessary. Costs are expensed when incurred. If a disproportionate number of dry-dockings are undertaken (or not required) in a particular fiscal year or quarter, operating expenses can vary significantly in comparison with a prior year or prior quarter.

For the years ended December 31, the results of operations for Ocean Services were as follows:

	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	339,340	82	290,168	82	181,854	79
Foreign	75,504	18	62,708	18	47,789	21
	414,844	100	352,876	100	229,643	100
Costs and Expenses:
Operating:
Personnel	91,920	22	77,236	22	46,080	20
Repairs and maintenance	24,267	6	14,296	4	9,903	4
Dry-docking	18,183	4	10,704	3	8,133	3
Insurance and loss reserves	6,833	2	6,757	2	4,718	2
Fuel, lubes and supplies	34,559	8	18,632	5	12,974	6
Leased-in equipment	40,099	10	31,092	9	24,176	11
Other	53,433	13	36,568	10	16,647	7
	269,294	65	195,285	55	122,631	53
Administrative and general	40,179	10	36,548	11	27,825	12
Depreciation and amortization	46,270	11	46,073	13	31,162	14
	355,743	86	277,906	79	181,618	79
Gains (Losses) on Asset Dispositions and Impairments, Net	12,887	3	(323)	—	411	—
Operating Income	71,988	17	74,647	21	48,436	21
Other Income (Expense):
Foreign currency losses, net	(168)	—	(130)	—	(18)	—
Other, net	570	—	327	—	(6,224)	(3)
Equity in Earnings (Losses) of 50% or Less Owned Companies	3,632	1	7,664	2	(4,697)	(2)
Segment Profit(1)	76,022	18	82,508	23	37,497	16
______________________

(1)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV “Note 12. Noncontrolling Interests in Subsidiaries” included in this Annual Report on Form 10-K.

Operating Revenues by Line of Service. The table below sets forth, for the years indicated, the types of operating revenues earned by line of service.

	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
Bulk Transportation Services:
Petroleum and chemical:
Time charter	103,807	25	121,312	34	80,768	35
Bareboat charter	36,704	9	34,339	10	34,785	15
Voyage charter	14,928	3	7,722	2	—	—
Dry bulk:
Contracts of affreightment	11,872	3	15,181	4	—	—
Voyage charter	20,406	5	5,447	2	—	—
Port & Infrastructure Services:
Tariff	74,157	18	68,266	19	62,249	27
Time charter	4,988	1	3,231	1	1,423	1
Bareboat charter	7,432	2	6,224	2	5,368	2
Logistics Services:
Time charter(1)	40,311	10	18,129	5	—	—
Voyage charter	38,645	9	20,453	6	—	—
Unit freight	58,326	14	50,693	14	43,599	19
Managed services	3,268	1	1,879	1	1,451	1
	414,844	100	352,876	100	229,643	100
______________________

(1)	Includes MSP revenues of $19.3 million and $9.9 million for the year ended December 31, 2018 and 2017, respectively.
International Shipholding Corporation Acquisition. On July 3, 2017, SEACOR acquired International Shipholding Corporation (“ISH”). Its subsidiaries include: United Ocean Services, which operates Jones Act U.S.-flag bulk carriers supporting the cross-U.S. Gulf trade of fertilizer, phosphate rock, coal, and petroleum coke (the results of which are included in bulk transportation services in the table above); Central Gulf Lines, Inc. (“CGL”); and Waterman Steamship Company. The latter two entities are long-established U.S. based shipping lines that charter and operate vessels enrolled in the MSP. CGL time charters four U.S.-flag PCTCs, to a third party when not moving U.S. military, commercial and U.S. government-impelled cargoes (the results of which are included in logistics services in the table above). See Part IV “Note 2. Business Acquisitions” of this Annual Report on Form 10-K.
2018 compared with 2017
Operating Revenues. Operating revenues were $62.0 million higher in 2018 compared with 2017.
Operating revenues from bulk transportation were $3.7 million higher in 2018 compared with 2017.
Operating revenues from petroleum and chemical transportation were $7.9 million lower primarily due to the sale of one U.S.-flag petroleum and chemical carrier during 2018, higher out-of-service time for the regulatory dry-dockings of U.S.-flag petroleum and chemical carriers and lower charter rates for U.S.-flag petroleum and chemical carriers. These decreases were partially offset by operating revenues resulting from a full year of activity for newly built U.S.-flag petroleum and chemical carriers placed into service during March and August of 2017.
Operating revenues from dry bulk transportation were $11.7 million higher primarily due a full year of operations for two U.S.-flag bulk carriers acquired in the ISH acquisition, partially offset by out-of-service time associated with the regulatory dry-docking of these two U.S.-flag bulk carriers during 2018.
Operating revenues from port and infrastructure services were $8.9 million higher primarily due to an increase in harbor towing tariff activities resulting from higher port traffic, a full year of operations for a U.S.-flag harbor tug under a time charter contract and the commencement of a bareboat charter contract for a U.S.-flag harbor tug.
Operating revenues from logistics services were $48.0 million higher primarily due to a full year of operations for four PCTCs associated with the ISH acquisition and an increase in unit freight shipping demand.
Operating revenues from managed services were $1.4 million higher primarily due to providing management services for two additional third-party vessels.

Operating Expenses. Operating expenses were $74.0 million higher in 2018 compared with 2017 primarily due to:

•	the addition of the PCTCs and U.S.-flag bulk carriers acquired in the ISH acquisition;

•	a full year of operations for newly built U.S.-flag petroleum and chemical carriers placed into service during March and August of 2017;

•	placing two foreign-flag short-sea container/RORO vessels into service in January of 2018; and

•	higher regulatory dry-docking costs for U.S.-flag petroleum and chemical carriers.
These increases were partially offset by the sale of one U.S.-flag petroleum and chemical carrier in March of 2018.
Administrative and General. Administrative and general expenses were $3.6 million higher in 2018 compared with 2017 primarily due to higher compensation costs associated with the ISH acquisition and higher legal fees. These increases were partially offset by the accelerated vesting of certain share awards in 2017 in advance of changes to the U.S. federal income tax code.
Depreciation and Amortization. Depreciation and amortization expenses were $0.2 million higher in 2018 compared with 2017 primarily due to placing into service newly built U.S.-flag petroleum and chemical carriers during March and August of 2017 and two short-sea container/RORO vessels in January of 2018 and the acquisition of three U.S.-flag harbor tugs that were previously leased-in. These increases were partially offset by one U.S.-flag petroleum and chemical carrier being fully depreciated during 2018 and the impact of the sale-leaseback of another U.S.-flag petroleum and chemical carrier during 2017.
Gains (Losses) on Asset Dispositions and Impairments, Net. During 2018, Ocean Services sold one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug and other equipment for net proceeds of $5.1 million and gains of $1.9 million, all of which were recognized currently. Additionally, Ocean Services recognized previously deferred gains of $11.0 million due to a change in the lease duration for one U.S.-flag petroleum and chemical carrier. During 2017, Ocean Services recognized an impairment charge of $0.4 million due to the cancellation of an upgrade project for one U.S.-flag harbor tug, partially offset by gains of $0.1 million related to the sale of other equipment.
Operating Income. Excluding the impact of gains (losses) on asset dispositions and impairments, net operating income as a percentage of operating revenues was 14% in 2018 compared with 21% in 2017. The decrease was primarily due to the sale of one U.S.-flag petroleum and chemical carrier, drydocking costs for two U.S.-flag bulk carriers and the associated out-of-service time in 2018 and higher operating costs for two foreign-flag short-sea container/RORO vessels placed into service in January of 2018, partially offset by the increase in harbor towing activities.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. Ocean Services recognized equity in earnings of 50% or less owned companies, net of tax, of $3.7 million in 2018 compared with $7.7 million in 2017. The reduction was primarily due to losses from Ocean Services’ 50% or less owned companies that own and operate rail ferries as a consequence of out-of-service time and associated dry-docking costs and repair expenses, and the sale of a U.S.-flag dry-bulk articulated tug-barge by SeaJon LLC (“SeaJon”) during 2017. These decreases were partially offset by improved results from Trailer Bridge, Inc. (“Trailer Bridge”) and Kotug Seabulk Maritime LLC (“KSM”).
2017 compared with 2016
Operating Revenues. Operating revenues were $123.2 million higher in 2017 compared with 2016.
Operating revenues from bulk transportation were $68.4 million higher in 2017 compared with 2016.
Operating revenues from petroleum and chemical transportation were $47.8 million higher primarily due to a $40.5 million increase in time charter revenues and a $7.7 million increase in voyage charter revenues as a result of placing two newly built U.S.-flag petroleum and chemical carriers into service and a full year of activity for two other newly built U.S.-flag petroleum and chemical carriers placed into service during 2016. These increases were partially offset by a decrease in bareboat revenues of $0.4 million due to out-of-service time associated with dry-docking one U.S.-flag petroleum and chemical carrier.
Operating revenues from dry bulk transportation were $20.6 million higher due to the addition of two bulk carriers acquired in the ISH acquisition.
Operating revenues for port and infrastructure services were $8.7 million higher primarily due to an increase in harbor towing tariff activities resulting from higher port traffic, the commencement of a time charter contract for one U.S.-flag offshore tug and a bareboat charter contract for two foreign-flag harbor tugs during 2017.
Operating revenues from logistics services were $45.7 million higher primarily due to the addition of four U.S.-flag PCTCs associated with the ISH acquisition and an increase in cargo shipping demand for unit freight activities.

Operating Expenses. Operating expenses were $72.7 million higher in 2017 compared with 2016 primarily due to:

•
placing two newly built U.S.-flag petroleum and chemical carriers into service and a full year of activity for two other newly built U.S.-flag petroleum and chemical carriers placed into service during 2016;

•	the dry-docking of one U.S.-flag petroleum and chemical carrier; and

•	the addition of the four U.S.-flag PCTCs and two U.S.-flag bulk carriers acquired in the ISH acquisition.
Administrative and General. Administrative and general expenses were $8.7 million higher in 2017 compared with 2016 primarily due to higher compensation costs associated with the ISH acquisition and the accelerated vesting of certain share awards in advance of changes to the U.S. federal income tax code.
Depreciation and Amortization. Depreciation and amortization expenses were $14.9 million higher in 2017 compared with 2016 primarily due to placing two newly built U.S.-flag petroleum and chemical carriers into service and a full year of activity for two other newly built U.S.-flag petroleum and chemical carriers placed into service during 2016 and the addition of the U.S.-flag bulk carriers acquired in the ISH acquisition.
Operating Income. Operating income as a percentage of operating revenues was 21% in 2017 compared with 21% in 2016, primarily due to placing two newly built U.S.-flag petroleum and chemical carriers into service and a full year of activity for two other newly built U.S.-flag petroleum and chemical carriers placed into service during 2016, offset by out-of-service time associated with dry-docking one U.S.-flag petroleum and chemical carrier and additional costs following the ISH acquisition.
Other, Net. During 2016, Ocean Services recognized a $6.5 million impairment charge related to its cost investment in a foreign container shipping company.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. Ocean Services recognized equity in earnings of 50% or less owned companies, net of tax, of $7.7 million in 2017 compared with equity in losses of 50% or less owned companies, net of tax, of $4.7 million in 2016 primarily due to improved results from Trailer Bridge, following its recapitalization during December 2016, the sale of a U.S.-flag dry bulk articulated tug-barge at a gain by SeaJon during 2017 and earnings from ISH’s 50% or less owned companies that own and operate two foreign-flag rail ferries and a full service railcar facility. These earnings were partially offset by start-up costs incurred by KSM that was formed during 2017. In addition, Ocean Services recognized interest income (not a component of segment profit) of $0.6 million on notes due from Trailer Bridge in 2017 compared with $7.8 million in 2016.
Inland Transportation & Logistics Services
Bulk Transportation.
The results of Inland Services are primarily driven by demand for inland river bulk transportation equipment. The balance between supply of equipment and demand determines prices, utilization and margins achieved. Factors that influence demand for equipment include:

•	the level of domestic and international demand for agricultural commodities, iron ore, steel, steel by-products, coal, ethanol, petroleum and other bulk commodities;

•	the level of domestic production of corn, soybeans and carryover stocks and the price of these commodities;

•	the level of domestic and international consumption of agricultural products and the effect of these levels on the volumes of products that are physically moved into the export markets;

•	the relative cost of transporting products on the inland waterways from the U.S. Midwest to the U.S. Gulf of Mexico for export compared with the cost via rail to the Pacific Northwest;

•	the relative cost of ocean freight from other producing origins; and

•	the strength or weakness of the U.S. dollar and its impact on the import and export markets.

Within the United States and international markets, utilization and margins are also significantly impacted by the following factors:

•	the supply of barges available to move products;

•	operating conditions on the inland waterways including operating status of locks and dams;

•	the effect of river levels on the loading capacities of barges in terms of draft restrictions;

•	the ability to position the barges to maximize efficiencies and utility in moving cargoes both northbound and southbound; and

•	the availability of qualified wheelhouse personnel.
Trade tensions, the resurgence of U.S. oil/gas exploration, which increased the use of covered hopper barges for frac sand, and the gain in U.S. market share in corn exports were the main drivers for barge demand in 2018. Operating conditions were challenging during 2018, and included two high water events in the early spring and early winter that adversely affected operations. The U.S. corn and soybean yields have surpassed trend line averages for the past three years, while crops in the Southern Hemisphere have been challenged with adverse weather over the past two years. Drought negatively affected Brazil’s corn crop in 2018 allowing the U.S. to regain market share increasing corn exports through the U.S. Gulf of Mexico by 18% (5.0 million metric tons “mmt”). Argentina’s soybean crop was severely impaired by early drought and late season flooding. The U.S. was able to maintain steady soybean exports during the first three quarters of the year at just over 18 mmt through the U.S. Gulf of Mexico despite the Chinese import tariffs that went into effect in July. Those tariffs affected U.S.soybean exports in the fourth quarter, with exports through the U.S. Gulf of Mexico plummeting by 31%, (4.3 mmt). Slower U.S. soybean exports combined with a wet, prolonged harvest did not produce the typical seasonal rally in grain freight rates. U.S. corn and soybean producers have record high inventories to begin 2019, and Inland Services expects there will be favorable conditions for exports through July 2019.
Demand from other commodity sectors helped support barge rates. Center Gulf coal exports were up 6.7 mmt through October. Domestic barge delivered coal continues to trend lower with the closure of additional coal fired utilities, down 9.2 mmt through the first three quarters of the year. Domestic steel mill utilization is running at the highest rate since before the 2008 recession spurred by import tariffs and demand from the oil/gas market. This demand continues to support imports of steel inputs and the domestic movement of scrap and finished steel. Salt imports are also increasing as frequent winter storms have increased demand for deicing. High plate steel prices and adequate barge supply have limited new construction allowing the fleet to modestly shrink in 2018.
The covered hopper barge fleet continued to be rationalized. Barge scrapping outpaced new construction again this year by an estimated 150 to 200 barges. Current new build orders for 2019 would indicate an overall fleet reduction in 2019 as retirements should once again exceed new barge construction.
At the end of 2018, the average age of Inland Services’ covered dry-cargo barge fleet was ten years, which Inland Services believes is among the youngest fleets operating on the U.S. Inland Waterways. Inland Services believes that approximately 22% of the dry-cargo barge fleet operating on the U.S. Inland Waterways is over 20 years old. Inland Services believes the relatively young age of its dry-cargo barge fleet enhances its availability and reliability, reduces downtime for repairs and obviates, for the immediate future, the necessity of replacement capital expenditures to maintain its fleet size and revenue generating capacity.
Internationally, the increased demand for barge services continued in 2018 driven by the ongoing expansion of new commodity origins and the U.S. trade war with China. These factors caused higher utilization of the barge and towboat fleet with an extended period of improved operating conditions. No new barge construction occurred in 2018 and an organized barge scrapping program started during the year.
Port & Infrastructure Services.
Inland Services’ terminal operations benefited from high water on the Illinois, Mid-Mississippi and Ohio Rivers during 2018 which caused cargo to be diverted to Inland Services’ St. Louis terminals for transshipment. Tonnage handled at Inland Services’ facilities increased 14.6% compared with 2017.
Inland Services’ fleeting operations benefited from increased barge and boat activities in the St. Louis area, primarily attributable to demand for refinery products.
Logistics Services.
During 2018, SEACOR America’s Marine Highway (“AMH”) transported 48.7% more twenty-foot equivalent container units compared with the prior year, thus eliminating approximately 50,000 truck shipments off the interstate highway system. This growth in volume was driven by plant expansion by customers that support the container on barge operating model. Logistics Services also provides local drayage services to its customers.

Managed Services.
During 2018, Inland Services provided management services related to barge and towboat operations.
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
Adoption of Revenue Recognition Accounting Standard. On January 1, 2018, the Company adopted Financial Accounting Standard Board (“FASB”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). As a consequence of adopting Topic 606, Inland Services now recognizes all of the operating revenues and expenses associated with the dry-cargo barge pools it manages along with additional operating expenses reflective of barge pool earnings attributable to third-party barge owners and not Inland Services in its capacity as manager. Under Topic 606, Inland Services determined it was a principal with respect to the third-party barge owners. Previously, Inland Services recognized operating revenues and expenses only for its proportionate share of the barge pools in which it participated as it acted as an agent. All prior period results have been adjusted to reflect the retrospective adoption of Topic 606. The adoption of Topic 606 had no impact on previously reported operating income, net income or earnings per share. See “Item 1. Financial Statements—Note 1. Basis of Presentation and Accounting Policies” included in Part I of this Annual Report on Form 10-K.

For the years ended December 31, the results of operations for Inland Services were as follows:

	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
			As Adjusted		As Adjusted
Operating Revenues:
United States	274,742	96	238,426	96	246,401	98
Foreign	10,946	4	10,026	4	4,840	2
	285,688	100	248,452	100	251,241	100
Costs and Expenses:
Operating:
Barge logistics	165,032	58	143,718	58	135,422	54
Personnel	17,709	6	17,221	7	18,542	7
Repairs and maintenance	5,747	2	4,437	2	5,715	2
Insurance and loss reserves	2,734	1	2,706	1	3,142	1
Fuel, lubes and supplies	7,835	3	6,624	3	5,099	2
Leased-in equipment	9,649	3	7,613	3	14,449	6
Other	16,784	6	14,072	5	11,624	5
Net barge pool earnings attributable to third parties	11,520	4	10,445	4	14,165	6
	237,010	83	206,836	83	208,158	83
Administrative and general	13,139	5	16,558	7	14,616	6
Depreciation and amortization	24,164	8	25,852	10	26,327	10
	274,313	96	249,246	100	249,101	99
Gains on Asset Dispositions and Impairments, Net	6,659	2	11,960	5	3,193	1
Operating Income	18,034	6	11,166	5	5,333	2
Other Income (Expense):
Foreign currency gains (losses), net	(2,002)	—	272	—	1,722	—
Other, net	51	—	—	—	(4)	—
Equity in Losses of 50% or Less Owned Companies	(5,686)	(2)	(5,191)	(2)	(15,944)	(6)
Segment Profit (Loss)(1)	10,397	4	6,247	3	(8,893)	(4)
______________________

(1)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV “Note 12. Noncontrolling Interests in Subsidiaries” included in this Annual Report on Form 10-K.
Operating Revenues by Service Line. The following table presents, for the years indicated, operating revenues by service line.

	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
			As Adjusted		As Adjusted
Operating Revenues:
Bulk Transportation Services:
Dry-cargo barge pools	208,429	73	179,054	72	187,793	75
Charter-out of dry-cargo barges	5	—	2,164	1	3,631	1
Liquid unit tow operations	—	—	—	—	7,305	3
International liquid tank barge operations	10,946	4	10,026	4	4,840	2
Boat, specialty barge and other operations	3,602	1	2,612	1	1,930	1
Port & Infrastructure Services:
Terminal operations	22,991	8	23,159	9	22,176	9
Fleeting operations	20,450	7	17,951	7	13,070	5
Machine shop and shipyard	3,031	1	2,626	1	4,122	1
Logistics services	14,309	5	8,868	4	4,469	2
Managed services	1,925	1	1,992	1	1,905	1
	285,688	100	248,452	100	251,241	100

2018 compared with 2017
Operating Revenues. Operating revenues were $37.2 million higher in 2018 compared with 2017.
Operating revenues from bulk transportation services were $29.1 million higher in 2018 compared with 2017. Operating revenues from the dry-cargo barge pools were $29.4 million higher primarily due to increased loadings and higher freight rates. Operating revenues from the charter-out of dry-cargo barges were $2.2 million lower primarily due to barges coming off charter and being placed in the dry-cargo barge pools or being sold. Operating revenues from international liquid tank barge operations were $0.9 million higher primarily due to an increase in volumes moved. Operating revenues from boat, specialty barge and other operations were $1.0 million higher primarily due to a full year of operation of one newly built towboat placed into service during the fourth quarter of 2017.
Operating revenues from port and infrastructure services were $2.7 million higher in 2018 compared with 2017. Operating revenues from fleeting operations were $2.5 million higher primarily due to higher activity levels in the St. Louis harbor.
Operating revenues from logistics services were $5.4 million higher primarily due to increased container movements.
Operating Expenses. Operating expenses were $30.2 million higher in 2018 compared with 2017. Barge logistics expenses were $21.3 million higher, primarily due to higher towing and switching costs as a consequence of higher activity levels and increased towing rates. Personnel costs were $0.5 million higher primarily due to higher activity levels at Inland Services’ terminal and fleeting locations in the St. Louis harbor. Repairs and maintenance costs were $1.3 million higher primarily due to scheduled maintenance for certain of Inland Services’ barges and harbor boats. Fuel, lubes and supplies were $1.2 million higher primarily due to increased activity in Inland Services’ fleeting locations and higher fuel prices. Leased-in equipment expense was $2.0 million higher primarily due to bought in barges needed to fill freight commitments in Inland Services’ dry-cargo barge operations. Other operating expenses were $3.8 million higher primarily due to the increase in container movements and higher terminal trucking expenses.
Administrative and General. Administrative and general expenses were $3.4 million lower in 2018 compared with 2017 primarily due to the acceleration of vesting of certain share awards in advance of changes to the U.S. federal income tax code in 2017.
Depreciation and Amortization. Depreciation and amortization expenses were $1.7 million lower in 2018 compared with 2017 primarily due to the sale of 32 inland river dry-cargo barges in the first quarter of 2018.
Gains on Asset Dispositions and Impairments, Net. During 2018, Inland Services sold 32 inland river dry-cargo barges, two specialty barges and other equipment for net proceeds of $10.9 million and gains of $4.7 million, all of which were recognized currently. In addition, Inland Services recognized previously deferred gains of $2.0 million. During 2017, Inland Services sold two inland river towboats, 50 inland river dry-cargo barges, one specialty barge and other equipment for net proceeds of $27.6 million and gains of $17.7 million, of which $10.0 million were recognized currently and $7.7 million were deferred. Equipment dispositions included the sale-leaseback of 50 inland river dry-cargo barges for $12.5 million with leaseback terms of 84 months. In addition, Inland Services recognized losses of $0.3 million related to the total loss of an inland river liquid tank barge while being transported to Colombia and recognized previously deferred gains of $2.3 million.
Operating Income. Excluding the impact of gains on asset dispositions and impairments, net, operating income as a percentage of operating revenues was 4% in 2018 compared with 0% in 2017. The increase was primarily due to higher earnings from the dry-cargo barge pools.
Foreign Currency Gains (Losses), Net. During 2018, Inland Services recognized $2.0 million in foreign currency losses primarily due to the weakening of the Colombian peso versus the U.S. dollar underlying certain intercompany lease obligations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During 2018 and 2017, Inland Services recognized $5.7 million and $5.2 million, respectively, of equity losses in 50% or less owned companies, net of tax. During 2018, equity in losses of 50% or less owned companies, net of tax, increased by $0.5 million. Operating results for Bunge-SCF Grain LLC (“Bunge-SCF Grain”), Inland Services’ joint venture that operates grain elevators in Illinois, were $3.5 million lower. Operating results for SCFCo Holdings LLC (“SCFCo”), Inland Services’ 50% or less owned company operating on the Parana-Paraguay River in South America, were $2.4 million higher primarily due to higher demand for barge transportation and favorable operating conditions. Operating results for SCF Bunge Marine LLC, Inland Services’ 50% or less owned company that operates towboats on the U.S. Inland Waterways, improved primarily due to favorable operating conditions, operating an additional towboat and higher towing rates.
2017 compared with 2016
Operating Revenues. Operating revenues were $2.8 million lower in 2017 compared with 2016.
Operating revenues from bulk transportation services were $11.6 million lower in 2017 compared with 2016. Operating revenues from the dry-cargo barge pools were $8.7 million lower primarily due to increased idle barges as a consequence of an oversupply of equipment and lower freight rates. Operating revenues from the charter-out of dry-cargo barges were $1.5 million lower due to barges coming off charter and returning to the dry-cargo barge pools. Operating revenues from liquid unit tow operations were $7.3 million lower due to the sale of the equipment in the second quarter of 2016. International liquid tank barge operating revenues were $5.2 million higher primarily due to increased demand to move petroleum.
Operating revenues from port and infrastructure services were $4.4 million higher in 2017 compared with 2016. Operating revenues from fleeting operations were $4.9 million higher primarily due to higher activity levels and the acquisition of fleeting assets during the fourth quarter of 2016. Operating revenues from terminal operations were $1.0 million higher primarily due to the acquisition of terminal assets during the fourth quarter of 2016. Operating revenues from machine shop and shipyard operations were $1.5 million lower primarily due to the completion of machine and repair services provided to third parties in the prior year.
Operating revenues from logistics services were $4.4 million higher primarily due to increased container movements.
Operating Expenses. Operating expenses were $1.3 million lower in 2017 compared with 2016. Barge logistics expenses were $8.3 million higher primarily due to higher towing costs as a consequence of higher rates, partially offset by lower switching costs due to barges being idled throughout the year. Personnel costs were $1.3 million lower primarily due to the sale of the liquid unit tow operations equipment during the second quarter of 2016, partially offset by increased personnel costs as a consequence of the acquisition of terminal and fleeting assets during the fourth quarter of 2016. Repairs and maintenance costs were $1.3 million lower primarily due to lower barge painting expenses, terminal maintenance expenses and the impact of the sale of the liquid unit tow equipment in the second quarter of 2016. These decreases were partially offset by higher expenses in international liquid tank barge operations. Insurance and loss reserves expenses were $0.4 million lower primarily due to the sale of the liquid unit tow business in the second quarter of 2016. Fuel, lubes and supplies were $1.5 million higher primarily due to the acquisition of fleeting assets in the fourth quarter of 2016, an increase in container movements and higher activity levels in international liquid tank barge operations. Leased-in equipment costs were $6.8 million lower primarily due to lower bought-in barges to handle freight requirements. Other operating expenses were $2.4 million higher primarily due to increased container movements and higher terminal trucking expenses.
Administrative and General. Administrative and general expenses were $1.9 million higher in 2017 compared with 2016 primarily due to the accelerated vesting of certain share awards in advance of changes to the U.S. federal income tax code.
Depreciation and Amortization. Depreciation and amortization expenses were $0.5 million lower in 2017 compared with 2016 primarily due to the sale of the liquid unit tow operations and the sale leaseback of 50 inland river dry-cargo barges, partially offset by placing three new towboats in service and the acquisition of terminal and fleeting assets during the fourth quarter of 2016.
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
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During 2017 and 2016, Inland Services recognized $5.2 million and $15.9 million, respectively, of equity losses in 50% or less owned companies, net of tax, primarily due to losses from SCFCo. During the year ended December 31, 2016, Inland Services identified indicators of impairment in its investment in SCFCo as a result of continuing losses and recognized impairment charges of $7.7 million, for an other-than-temporary decline in the fair value of its investment. Inland Services recognized interest income (not a component of segment profit) of $3.3 million and $3.2 million during the years ended December 31, 2017 and 2016, respectively, on notes due from SCFCo. The losses from SCFCo were partially offset by improved earnings from Bunge-SCF Grain primarily due to the adjustment of U.S. corporate income tax rates and the acquisition of three grain elevators in Illinois during the fourth quarter of 2017.

Witt O’Brien’s.
Witt O’Brien’s results reflect strong growth in 2018. The majority of this growth was driven by response and recovery projects following major natural disasters, such as the hurricanes and wildfires of 2017-2018. Witt O’Brien’s served over 90 communities in 2018, including territory, state and local governments in the U.S. Virgin Islands, Texas, North Carolina, Florida, California and Puerto Rico. Witt O’Brien’s private sector business also grew in 2018, assisted by the acquisition and integration of Strategic Crisis Advisors, a consultancy business specializing in corporate crisis management and business continuity. Many of Witt O’Brien’s public and private sector projects will continue into 2019. These services, together with a strong pipeline of new business opportunities, provide momentum for 2019.
Results of Operations
The number of retainer customers, private and public sector consulting engagements and the number, severity and location of natural and man-made disasters are the key determinants of Witt O’Brien’s operating results and cash flows.
For the years ended December 31, the results of operations for Witt O’Brien’s were as follows:

	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	129,039	98	46,041	94	38,155	89
Foreign	2,670	2	3,115	6	4,761	11
	131,709	100	49,156	100	42,916	100
Costs and Expenses:
Operating	83,203	63	32,017	65	28,561	66
Administrative and general	24,772	19	13,438	27	16,214	38
Depreciation and amortization	1,944	1	819	2	1,539	4
	109,919	83	46,274	94	46,314	108
Losses on Asset Dispositions and Impairments, Net	—	—	—	—	(29,587)	(69)
Operating Income (Loss)	21,790	17	2,882	6	(32,985)	(77)
Other Income (Expense):
Foreign currency gains (losses), net	(28)	—	50	—	(181)	—
Equity in Earnings of 50% or Less Owned Companies	203	—	174	—	305	1
Segment Profit (Loss)	21,965	17	3,106	6	(32,861)	(76)
2018 compared with 2017
Operating Revenues. Operating revenues were $82.6 million higher primarily due to post-disaster response and recovery services provided to territory, state and local governments across the U.S. Virgin Islands, Texas, North Carolina, Florida, California and Puerto Rico.
Operating Expenses. Operating expenses were $51.2 million higher primarily due to increased subcontracted labor costs consistent with the higher operating revenues discussed above.
Administrative and General. Administrative and general expenses were $11.3 million higher primarily due to expanded back-office functions required to support the increased operating activities discussed above.
Depreciation and Amortization. Depreciation and amortization expenses were $1.1 million higher primarily due to additional intangible assets resulting from the acquisition of Strategic Crisis Advisors.
Operating Income (Loss). Operating income was 17% of operating revenues in 2018 compared with 6% in 2017. The improvement was primarily due to post-disaster response and recovery services provided to territory, state and local governments across the U.S. Virgin Islands, Texas, North Carolina, Florida, California and Puerto Rico.
2017 compared with 2016
Operating Revenues. Operating revenues were $6.2 million higher primarily due to post-storm response services provided in Texas and Florida and recovery program consulting in Texas and U.S. Virgin Islands.
Operating Expenses. Operating expenses were $3.5 million higher primarily due to increased subcontracted labor costs consistent with the higher operating revenues discussed above.

Administrative and General. Administrative and general expenses were $2.8 million lower primarily due to a reduction in the allowance for doubtful accounts.
Depreciation and Amortization. Depreciation and amortization expenses were $0.7 million lower due to the impairments of intangible assets during 2016.
Losses on Asset Dispositions and Impairments, Net. During 2016, Witt O’Brien’s identified indicators of impairment for certain of its intangible assets and goodwill resulting in impairment charges of $29.6 million.
Operating Income (Loss). Operating income was 6% of operating revenues in 2017 compared with an operating loss of 8% of operating revenues in 2016, excluding the impairment charges discussed above. The improvement was primarily due to post-storm response services provided in Texas and Florida and recovery program consulting in Texas and U.S. Virgin Islands.
Other
For the years ended December 31, segment loss for the Company’s Other activities was as follows:

	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000%		$ ’000%		$ ’000%
Operating Revenues:
United States	3,446	96	—	—	—	—
Foreign	143	4	464	100	482	100
	3,589	100	464	100	482	100
Costs and Expenses:
Operating	2,455	69	—	—	—	—
Administrative and general	1,841	51	831	179	1,001	208
Depreciation and amortization	501	14	—	—	—	—
	4,797	134	831	179	1,001	208
Gains (Losses) on Asset Dispositions, Net	37	1	—	—	—	—
Operating Loss	(1,171)	(33)	(367)	(79)	(519)	(108)
Other Income (Expense):
Foreign currency gains (losses), net	(3)	—	6	1	(1)	—
Other, net (1)	54,249	n/m	(301)	(65)	(12,608)	n/m
Equity in Earnings (Losses) of 50% or Less Owned Companies	1,779	50	305	66	(704)	(146)
Segment Profit (Loss)(2)(3)	54,854	n/m	(357)	(77)	(13,832)	n/m
______________________

(1)	The balance as a percentage of operating revenues is not meaningful (“n/m”).

(2)	Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV “Note 12. Noncontrolling Interests in Subsidiaries” included in this Annual Report on Form 10-K.

(3)
The components of segment profit (loss) do not include interest income, which is a significant component of the Company’s lending and leasing activities. Other activities recognized interest income of $0.1 million, $1.4 million and $2.3 million during the years ended December 31, 2018, 2017 and 2016, respectively, primarily related to its lending and leasing portfolio.

Operating Activities. Operating activities in 2018 primarily consist of the business activities of Cleancor, which the Company acquired on June 1, 2018.
Other, Net. Other, net in 2018 primarily includes a gain of $53.9 million on the sale of the Company’s 34.2% interest in Hawker Pacific Airservices, Limited (“Hawker Pacific”) on April 30, 2018. Other, net in 2016 primarily included a $6.7 million reserve for one of the Company’s notes receivable from third parties following non-performance and a decline in the underlying collateral value, and a $5.1 million impairment charge related to a cost method investment in a foreign industrial aircraft company.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. The Company’s 50% or less owned companies primarily consist of general aviation services businesses in Asia, including Hawker Pacific prior to its sale, and an agricultural commodity trading and logistics business.

Corporate and Eliminations

	2018	2017	2016
	$ ’000	$ ’000	$ ’000
Corporate Expenses	(24,767)	(37,923)	(29,982)
Eliminations	125	78	17
Operating Loss	(24,642)	(37,845)	(29,965)
Other Income (Expense):
Derivative gains (losses), net	—	19,727	(14,131)
Foreign currency gains (losses), net	(63)	125	(78)
Other, net	94	230	120
Corporate Expenses. Corporate expenses were $13.2 million lower in 2018 compared with 2017. In addition to the higher share award expense in 2017 discussed below, the reduction was also a consequence of lower legal and professional fees. Corporate expenses were $7.9 million higher in 2017 compared with 2016. Corporate expenses in 2017 included $5.3 million and $6.4 million of share award expense as a consequence of the accelerated vesting of certain share awards in advance of changes to the U.S. federal income tax code and the Spin-off, respectively, partially offset by lower legal and professional fees.
Derivative Gains (Losses), Net. Derivative gains (losses), net in 2017 and 2016 were primarily due to the mark-to-market of the Company’s exchange option liability on subsidiary convertible senior notes. The exchange option liability on these notes terminated on June 1, 2017 as a consequence of the Spin-off.
Other Income (Expense) not included in Segment Profit

	2018	2017	2016
	$’000	$’000	$’000
Interest income	8,730	8,547	15,641
Interest expense	(31,683)	(41,530)	(39,804)
Debt extinguishment gains (losses), net	(11,626)	(819)	5,184
Marketable security losses, net	(12,431)	(1,782)	(32,154)
	(47,010)	(35,584)	(51,133)
Interest Income. Interest income in 2017 was $7.1 million lower compared with 2016 primarily due to lower interest income from loans and advances to 50% or less owned companies.
Interest Expense. Interest expense was $9.8 million lower in 2018 compared with 2017 primarily due to lower debt balances on the 2.5% Convertible Senior Notes due 2027 (the “2.5% Convertible Senior Notes”) and 3.0% Convertible Senior Notes due 2028 (the “3.0% Convertible Senior Notes”), lower balances on the Sea-Vista Credit facility and the redemption of the 7.375% Senior Notes due 2019 (the “7.375% Senior Notes”) in October 2018, partially offset by interest on the 3.25% Convertible Senior Notes due 2030 (the “3.25% Convertible Senior Notes”) issued in May 2018 and lower capitalized interest. Interest expense was $1.7 million higher in 2017 compared with 2016 primarily due to additional borrowings under the Sea-Vista Credit facility and lower capitalized interest partially offset by lower debt balances on the 2.5% Convertible Senior Notes and 7.375% Senior Notes due to repurchases during 2017 and 2016.
Debt Extinguishment Gains (Losses), Net. During 2018, the Company exchanged $117.8 million aggregate principal amount of the Company’s outstanding 3.0% Convertible Senior Notes for a like principal amount of new 3.25% Convertible Senior Notes and purchased $4.9 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $4.7 million. In addition, prior to the redemption, the Company purchased $5.7 million in principal amount of its 7.375% Senior Notes for $5.9 million. On October 31, 2018, the Company redeemed the remaining $147.4 million in principal amount of its 7.375% Senior Notes for $153.0 million including a make-whole premium of $5.6 million calculated in accordance with the terms of the indenture.
During 2017, the Company purchased $7.6 million in principal amount of its 7.375% Senior Notes for $7.7 million resulting in losses on debt extinguishment of $0.2 million and purchased $61.7 million in principal amount of its 2.5% Convertible Senior Notes for $61.9 million resulting in gains on debt extinguishment of $0.1 million. In addition, SEA-Vista made unscheduled payments of $133.6 million on the Sea-Vista Credit Facility following a sale-leaseback transaction for one of its vessels, which resulted in losses on debt extinguishment of $0.7 million.

During 2016, the Company purchased $35.2 million in principal amount of its 7.375% Senior Notes for $33.1 million resulting in gains on debt extinguishment of $1.9 million and purchased $127.4 million in principal amount of its 2.5% Convertible Senior Notes for $124.7 million resulting in gains on debt extinguishment of $3.3 million.
Marketable Security Losses, Net. As of December 31, 2018, the Company’s most significant marketable security position was its remaining investment in 5,200,000 shares of common stock of Dorian, a publicly traded company listed on the New York Stock Exchange under the symbol “LPG.” Dorian’s closing share price was $5.83, $8.22 and $8.21 as of December 31, 2018, 2017 and 2016, respectively. The Company’s cost basis in Dorian is $13.66 per share. During 2018, marketable security losses, net, were primarily due to losses on the Company’s long marketable security position in Dorian common stock. During 2017, marketable security losses, net, were primarily due to losses on the Company’s long marketable security position in Dorian common stock, upon the mark-to-market of 3,977,135 shares of such stock on December 20, 2017, immediately preceding the distribution of such shares to SEACOR shareholders as a dividend. During 2016, marketable security losses, net, of $34.9 million were primarily due to losses on the Company’s long marketable security position in Dorian, partially offset by gains on short marketable security positions of $2.7 million.
Debt Facilities
For a description of the Company’s debt facilities, see Part IV “Note 7. Long-Term Debt” included in this Annual Report on Form 10-K.
Income Taxes
The Company’s effective income tax rate in 2018, 2017, and 2016 was 9.2%, (190.9)% and 39.8%, respectively. See Part IV “Note 8. Income Taxes” included in this Annual Report on Form 10-K.
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
The Company's capital commitments as of December 31, 2018 by year of expected payment were as follows (in thousands):

	2019	2020	Total
Ocean Services	$3,479	$6,161	$9,640
Inland Services	19,599	920	20,519
	$23,078	$7,081	$30,159
Subsequent to December 31, 2018, the Company committed to purchase additional property and equipment for $3.9 million.
As of December 31, 2018, the Company had outstanding debt of $354.6 million, net of discounts and issue costs, and letters of credit totaling $9.5 million with various expiration dates through 2027. In addition, as of December 31, 2018, the Company guaranteed payments on behalf of SEACOR Marine totaling $41.9 million, under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations. These guarantees continue to be contingent obligations of the Company because the beneficiary of the guarantees did not release the Company from its obligations in connection with the Spin-off and decline as payments are made by SEACOR Marine on the underlying obligations. The Company earns a fee from SEACOR Marine of 0.5% per annum on the amount of the obligations under these guarantees.

As of December 31, 2018, the holders of the Company’s 3.0% Convertible Senior Notes ($107.3 million outstanding), 2.5% Convertible Senior Notes ($64.5 million outstanding) and 3.25% Convertible Senior Notes ($117.8 million) may require the Company to repurchase the notes on November 19, 2020, December 19, 2022 and May 15, 2025, respectively. The Company’s long-term debt maturities, assuming the holders of the aforementioned convertible senior notes require the Company to repurchase the notes on those dates, are as follows (in thousands):

2019	$8,497
2020	187,956
2021	500
2022	64,958
2023	368
Years subsequent to 2023	123,780
$386,059
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes, 3.25% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the "Securities"), through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of December 31, 2018, the Company’s repurchase authority for the Securities was $66.7 million.
As of December 31, 2018, the Company held balances of cash, cash equivalents, restricted cash, restricted cash equivalents, marketable securities and construction reserve funds totaling $181.4 million. As of December 31, 2018, construction reserve funds of $3.9 million were classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company had $94.0 million available under subsidiary credit facilities. These facilities limit the payments of dividends and distributions to SEACOR and its other subsidiaries as defined in the agreements.
Summary of Cash Flows

	2018	2017	2016
	$ ’000	$ ’000	$ ’000
Cash provided by or (used in):
Operating Activities-Continuing Operations	49,428	107,575	39,806
Operating Activities-Discontinued Operations	—	12,811	41,206
Investing Activities-Continuing Operations	80,492	115,866	(88,162)
Investing Activities-Discontinued Operations	—	2,720	(21,581)
Financing Activities-Continuing Operations	(224,799)	(249,646)	(79,327)
Financing Activities-Discontinued Operations	—	(7,149)	12,290
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents-Continuing Operations	(137)	956	(2,928)
Effect of Exchange Rate Changes on Cash and Cash Equivalents-Discontinued Operations	—	208	437
Net Decrease in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(95,016)	(16,659)	(98,259)

Operating Activities
Cash flows provided by continuing and discontinued operating activities decreased $71.0 million during 2018 compared with 2017 and increased $39.4 million during 2017 compared with 2016. The components of cash flows provided by (used in) operating activities during the years ended December 31 were as follows:

	2018	2017	2016
	$ ’000	$ ’000	$ ’000
Operating income from continuing operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net	140,995	113,904	78,848
Operating income (loss) from discontinued operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net	—	(33,509)	15,743
Changes in operating assets and liabilities before interest and income taxes	(46,574)	(46,869)	13,715
Purchases of marketable securities	—	(1,720)	(22,997)
Proceeds from sales of marketable securities	14	52,551	9,169
Cash settlements on derivative transactions, net	—	1,267	(1,804)
Dividends received from 50% or less owned companies	5,907	14,533	5,939
Interest paid, excluding capitalized interest (1)	(26,880)	(32,341)	(26,662)
Income taxes (paid) refunded, net	(27,166)	8,195	(8,000)
Other	3,132	44,375	17,061
Total cash flows provided by continuing and discontinued operating activities	49,428	120,386	81,012
_____________________

(1)
During 2018, 2017 and 2016, capitalized interest paid and included in purchases of property and equipment for continuing and discontinued operations was $0.2 million, $4.7 million and $18.5 million, respectively.

Operating income from continuing operations before depreciation, amortization and gains (losses) on asset dispositions and impairments, net increased $27.1 million during 2018 compared with 2017 and increased $35.1 million during 2017 compared with 2016. See “Consolidated Results of Operations” included above for a discussion of the results for each of the Company’s business segments.
During 2017, cash provided by operating activities of continuing and discontinued operations included $1.7 million of cash used to cover marketable security short positions. During 2017, cash provided by operating activities of continuing and discontinued operations included $52.6 million received from the sale of marketable security long positions.
During 2016, cash provided by operating activities of continuing and discontinued operations included $21.9 million of cash used to purchase marketable security long positions and $1.1 million to cover marketable security short positions. During 2016, cash provided by operating activities of continuing and discontinued operations included $8.9 million received from the sale of marketable security long positions and $0.3 million received upon entering into marketable security short positions.
During 2018, 2017 and 2016 other includes $4.0 million, $32.6 million and $14.1 million, respectively, for the amortization of stock expense. Additionally, during 2017 other includes an $18.2 million gain on the sale of ICP.
Investing Activities
During 2018, net cash provided by investing activities of continuing operations was $80.5 million primarily as follows:

•	Capital expenditures were $50.3 million. Equipment deliveries included five U.S.-flag harbor tugs and two foreign-flag short-sea container/RORO vessels.

•
The Company sold one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug, 32 inland river dry-cargo barges, two inland river specialty barges and other property and equipment for net proceeds of $16.1 million.

•
The Company made investments in, and advances to, 50% or less owned companies of $20.6 million including $9.1 million to Rail-Ferry Vessel Holdings LLC (“RF Vessel Holdings”), $4.6 million to Golfo de Mexico Rail-Ferry Holdings LLC (“Golfo de Mexico”), $5.4 million to VA&E Trading USA LLP and VA&E Trading LLP (collectively “VA&E”), $1.0 million to KSM and $0.5 million to SCF Bunge Marine LLC (“SCF Bunge Marine”).

•
The Company received $9.0 million from its 50% or less owned companies, including $5.4 million from VA&E, $2.6 million from SCFCo Holdings LLC (“SCFCo”) and $0.6 million from an industrial aviation business.

•	On April 30, 2018, the Company sold its interest in Hawker Pacific for $78.0 million.

•	The Company received payments on third-party leases and notes receivables of $0.5 million.
During 2017, net cash provided by investing activities of continuing operations was $115.9 million primarily as follows:

•
Capital expenditures were $114.6 million. Equipment deliveries included three U.S.-flag petroleum and chemical carriers, one U.S.-flag harbor tug, two foreign-flag harbor tugs, two inland river liquid tank barges and three inland river towboats.

•
The Company sold one U.S.-flag petroleum and chemical carrier, two inland river towboats, 50 inland river dry-cargo barges, two inland river specialty barges and other property and equipment for net proceeds of $164.8 million. Equipment dispositions included the sale-leaseback of one U.S.-flag petroleum and chemical carrier for $134.9 million with a leaseback term of 104 months and 50 inland river dry-cargo barges for $12.5 million with leaseback terms of 84 months.

•
The Company made investments in, and advances to, 50% or less owned companies of $9.7 million including $2.0 million to Trailer Bridge, $2.9 million to SCFCo, $3.5 million to VA&E and $1.0 million to Avion Pacific Limited (“Avion”).

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
During 2016, net cash used in investing activities of continuing operations was $88.2 million primarily as follows:

•
Capital expenditures were $252.8 million. Equipment deliveries included three U.S.-flag petroleum and chemical carriers, 46 inland river dry-cargo barges and two inland river towboats. In addition, the Company received one U.S.-flag harbor tug as partial consideration for the sale of certain Inland Services equipment as described below.

•
The Company sold one U.S.-flag petroleum and chemical carrier, two U.S.-flag harbor tugs, 19 inland river liquid tank barges, the rights to eight leased-in inland river liquid tank barges, 14 inland river towboats and other property and equipment for net proceeds of $153.0 million ($143.0 million in cash, $8.0 million in seller financing and one U.S.-flag harbor tug valued at $2.0 million). Equipment dispositions included the sale-leaseback of one U.S.-flag petroleum and chemical carrier, for $61.0 million with a leaseback term of 76 months.

•	The Company made investments in, and advances to, 50% or less owned companies of $8.1 million including $1.7 million to Trailer Bridge, $2.6 million to SCFCo and $3.0 million to Avion.

•	The Company received $9.5 million from its 50% or less owned companies, including $8.4 million from SEA-Access LLC (“SEA-Access”) and $1.1 million from VA&E.

•	The Company made net investments of $2.7 million in third-party leases and notes receivable.

•
On October 31, 2016, the Company acquired certain assets from Central Contracting & Marine, Inc. consisting primarily of terminal and fleeting assets including five harbor boats, for $18.1 million in cash.

•
On December 2, 2016, the Company acquired a controlling interest in SeaJon II LLC, which owns a U.S.-flag offshore tug, through the acquisition of its partners 50% equity interest for $2.4 million in cash, net of cash acquired of $0.9 million.

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
Financing Activities
During 2018, net cash used in financing activities of continuing operations was $224.8 million. The Company:

•
purchased $5.7 million in principal amount of its 7.375% Senior Notes for $5.9 million. On October 31, 2018, the Company redeemed the remaining $147.4 million in principal amount of its 7.375% Senior Notes for $153.0 million including a make-whole premium of $5.6 million;

•	purchased $4.9 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $4.7 million;

•	repaid $47.7 million under the SEA-Vista Credit Facility;

•	repaid the outstanding balance of $12.2 million under the ISH Term Loan;

•	repaid the outstanding balance of $1.4 million of other debt assumed in the ISH acquisition;

•	made other scheduled payments on long-term debt of $0.6 million;

•
incurred costs of $2.5 million related to the exchange of $117.8 million aggregate principal amount of the Company’s outstanding 3.0% Convertible Senior Notes for a like principal amount of new 3.25% Convertible Senior Notes;

•	paid dividends to noncontrolling interests of $5.1 million; and

•	received $8.4 million from share award plans.
During 2017, net cash used in financing activities of continuing operations was $249.6 million. The Company:

•	purchased $7.6 million in principal amount of its 7.375% Senior Notes for $7.7 million;

•
purchased $61.7 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $61.9 million. Consideration of $60.5 million was allocated to the settlement of the long-term debt and $1.4 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes. In addition, the Company repurchased $31.0 million in principal amount of its 2.5% Convertible Senior Notes that were validly surrendered in the Company’s offer to purchase such notes for total consideration of $31.0 million;

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
Off-Balance Sheet Arrangements
On occasion, the Company and its partners will guarantee certain obligations on behalf of their 50% or less owned companies. As of December 31, 2018, the Company guaranteed payments on behalf of SEACOR Marine totaling $41.9 million, under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations. These guarantees continue to be contingent obligations of the Company because the beneficiary of the guarantees did not release the Company from its obligations in connection with the Spin-off and decline as payments are made by SEACOR Marine on the underlying obligations. The Company earns a fee from SEACOR Marine of 0.5% per annum on the amount of the obligations under these guarantees.

Contractual Obligations and Commercial Commitments
The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2018 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Contractual Obligations:
Long-term Debt (including principal and interest)(1)	482,931	21,559	100,078	18,742	342,552
Capital Purchase Obligations(2)	30,159	23,078	7,081	—	—
Operating Leases(3)	202,739	43,451	78,336	41,287	39,665
Purchase Obligations(4)	2,998	2,800	198	—	—
Other(5)	641	202	322	75	42
	719,468	91,090	186,015	60,104	382,259
Other Commercial Commitments:
Letters of Credit	9,458	8,238	745	—	475
	728,926	99,328	186,760	60,104	382,734
______________________

(1)
Estimated interest payments of the Company’s borrowings are based on contractual terms and maturities. As of December 31, 2018, the holders of the Company’s 3.0% Convertible Senior Notes ($107.3 million outstanding), 2.5% Convertible Senior Notes ($64.5 million outstanding) and 3.25% Convertible Senior Notes ($117.8 million outstanding) may require the Company to repurchase the notes on November 19, 2020, December 19, 2022 and May 15, 2025, respectively. See table in “General” above for the Company’s long-term debt principal maturities assuming the holders of the aforementioned convertible notes require the Company to repurchase the notes on those dates.

(2)
Capital purchase obligations represent commitments for the purchase of property and equipment. These commitments are not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2018 as the Company has not yet received the goods or taken title to the property.

(3)	Operating leases include leases of petroleum and chemical carriers, inland river towboats, harbor tugs, barges, and other property that have a remaining term in excess of one year.

(4)	These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by the Company’s vendors within a short period of time.

(5)	Other primarily includes deferred compensation arrangements.
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
On December 15, 2010, O’Brien’s Response Management L.L.C. (“ORM”) and NRC were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico, which is currently pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserted various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned “B3” master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order. On February 16, 2016, all but eleven “B3” claims against ORM and NRC were dismissed with prejudice (the “B3 Dismissal Order”). On August 2, 2016, the Court granted an omnibus motion for summary judgment as it concerns ORM and NRC in its entirety, dismissing the remaining eleven plaintiffs’ claims against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). The deadline to appeal both of these orders has expired. At present, there is only one remaining claim. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.) (the “Fitzgerald Action”), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. While the decedent in the Fitzgerald Action’s claims against ORM and NRC were dismissed by virtue of the Remaining Eleven Plaintiffs’ Dismissal Order, the claim as against the Company remains stayed.
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
Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company (“BP America”) and (collectively “BP”) and the Plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, Plaintiffs’ economic loss and property damage claims and clean-up related claims against BP. The Company, ORM, and NRC had no involvement in negotiating or agreeing to the terms of either settlement, nor are they parties or signatories thereto. The BP settlement pertaining to personal injury claims (the “Medical Settlement”) purported to resolve the “B3” claims asserted against BP and also established a right for class members to pursue individual claims against BP (but not ORM or NRC) for later-manifested physical conditions. The back-end litigation-option (“BELO”) provision of the Medical Settlement has specifically-delineated procedures and limitations, should any “B3” class member seek to invoke their BELO right. For example, there are limitations on the claims and defenses that can be asserted, as well as on the issues, elements, and proofs that may be litigated at any trial and the potential recovery for any Plaintiff. Notwithstanding that the Company, ORM, and NRC are listed on the Medical Settlement’s release as to claims asserted by Plaintiffs, the Medical Settlement still permits BP to seek indemnity from any party, to the extent BP has a valid indemnity right. The Medical Settlement was approved by the Court on January 11, 2013 and made effective on February 12, 2014. As of early February 2019, BP has tendered approximately 700 claims invoking BELO rights for indemnity pursuant to service contracts to ORM and approximately 70 such claims to NRC. ORM and NRC have rejected BP’s contention that BP is entitled to defense and indemnity coverage from ORM and/or NRC for any of the “B3” claims referenced in BP’s indemnity demands. Moreover, the Company believes that (1) ORM has contractual indemnity coverage for the above-referenced BELO claims through its separate agreements with sub-contractors that worked for ORM during the Deepwater Horizon oil spill response and (2) NRC’s services contract with BP does not provide for broad contractual indemnity as BP contends. The Company, ORM, and NRC are of the belief that BP’s indemnity demands with respect to any “B3” claims, including those involving Medical Settlement class members invoking BELO rights, are untimely and improper and vigorously defend its interest. Overall, however, the Company believes that both settlements have reduced the potential exposure in connection with the various cases relating to the Deepwater Horizon oil spill response and clean-up. The Company is unable to estimate the potential exposure, if any, resulting from these claims, but does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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
In connection with the SES Business Transaction, the Company remains contingently liable for work performed in connection with the Deepwater Horizon oil spill response. Pursuant to the agreement governing the sale, the Company’s potential liability to the purchaser may not exceed the consideration received by the Company for the SES Business Transaction. The Company is currently indemnified under contractual agreements with BP for the potential “B3” liabilities relating to cleanup work performed in connection with the Deepwater Horizon oil spill response; this indemnification is unrelated to, and thus not impacted by, the indemnification BP has demanded for the BELO cases referenced above.
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
Certain subsidiaries of the Company are participating employers in two industry-wide, multi-employer defined benefit pension plans,AMOPP and the SPP. The Company’s participation in these plans relates to certain employees of the Company’s Ocean Services business segment. Under federal pension law, the AMOPP was deemed in critical status for the 2009 and 2010 plan years. The AMOPP was frozen in January 2010 and a ten year rehabilitation plan was adopted by the AMOPP trustees in February 2010 whereby benefit changes and increased contributions by participating employers were expected to improve the funded status of the AMOPP. On December 28, 2012, the AMOPP was elevated to endangered status primarily as a result of favorable investment performance and the rehabilitation plan adopted by the AMOPP trustees. Based on an actuarial valuation performed as of September 30, 2017, the latest period for which an actuarial valuation is available, if the Company chose to fully withdraw from the AMOPP at that time, its withdrawal liability would have been $34.4 million. That liability may change in future years based on various factors, primarily employee census. As of December 31, 2018, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
Related Party Transactions
The Company manages barge pools as part of its Inland Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Companies controlled by Mr. Fabrikant, the Executive Chairman and Chief Executive Officer of SEACOR, and trusts established for the benefit of Mr. Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. During the years ended December 31, 2018, 2017 and 2016, Mr. Fabrikant and his affiliates earned $0.8 million, $0.5 million and $0.8 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2018 and 2017, the Company owed Mr. Fabrikant and his affiliates $0.5 million and $0.5 million, respectively, for undistributed net barge pool results.
Mr. Fabrikant is a director of SEACOR Marine. The Company has provided certain transition services to SEACOR Marine related to the Spin-off and the total amount earned from these transition services during the years ended December 31, 2018 and 2017 was $4.6 million and $3.5 million, respectively. As of December 31, 2018, SEACOR Marine owed the Company $0.5 million for these services and other costs and expenses and is included in other receivables in the accompanying consolidated balance sheets.
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
Revenue from Contracts with Customers. Ocean Services primarily earns revenues from voyage charters, contracts of affreightment, tariff based port and infrastructure services, unit freight logistics services, and technical ship management agreements with vessel owners. Ocean Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Voyage charters are contracts to carry cargoes on a single voyage basis for a predetermined price, regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Tariff based port and infrastructure services typically include operating harbor tugs alongside oceangoing vessels to escort them to their berth, assisting with the docking and undocking of these oceangoing vessels and escorting them back out to sea. They are contracted using prevailing port tariff terms on a per-use basis. In the unit freight logistics trade, transportation services typically include transporting shipping containers, rail cars, project cargoes, automobiles and U.S. military vehicles and are generally contracted on a per unit basis for the specified cargo and destination, typically in accordance with a publicly available tariff rate or based on a negotiated rate when moving larger volumes over an extended period. Managed services include technical ship management agreements whereby Ocean Services provides technical ship management services to third-party customers for a predetermined price over a specified period of time, typically a year or more.
Inland Services primarily earns revenues from contracts of affreightment, terminal operations, fleeting operations and repair and maintenance services. Inland Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Contracts of affreightment are contracts whereby customers are charged an established rate per ton to transport cargo from point-to-point. Terminal operations includes tank farms and dry bulk and container handling facilities that are marketed under contractual rates and terms driven by throughput volume. Fleeting operations includes fleeting services whereby barges are held in fleeting areas for an agreed-upon day rate and shifting services whereby harbor boats are used to pick up and drop off barges to assist in assembling tows and to move barges to and from the dock for loading and unloading at predetermined per-shift fees. Other operations primarily include a machine shop specializing in towboat and barge cleaning, repair and maintenance services that are charged on an hourly or a fixed fee basis depending on the scope and nature of the work.
Witt O’Brien’s primarily earns revenues from time and material and retainer contracts. Witt O’Brien’s transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Time and material contracts primarily relate to emergency response, debris management or consulting services that Witt O’Brien’s performs for a predetermined fee. Retainer contracts, which are nearly all with vessel services operators and oil companies, are contracted based on agreed-upon rates.
The Company’s Other business segment includes Cleancor, which primarily earns revenues from the sale of liquefied natural gas. Under these arrangements, control of the goods are transfered to the customer and performance obligations are satisfied at a point in time, and therefore revenue is recognized upon delivery while any related costs are expensed as incurred.
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
Trade Receivables. Customers of Ocean Services are primarily multinational oil companies, refining companies, oil trading companies, major gasoline retailers, large industrial consumers of crude, petroleum and chemicals, trading houses, pools, major automobile manufacturers and shippers, the U.S. Government and regional power utilities. Customers of Inland Services are primarily major agricultural companies, fertilizer companies, trading companies and industrial companies. Customers of Witt O’Brien’s are primarily governments, energy companies, ship managers and owners, healthcare providers, universities and school systems. Customers of the Company’s other business activities primarily include agricultural and feed companies, asphalt producers and municipalities and government agencies. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.
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
As of December 31, 2018, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

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
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. As of December 31, 2018, substantially all of the Company’s goodwill is related to Witt

O’Brien’s. The Company performs an annual impairment test of goodwill on October 1 of each year and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill, related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including projections of future cash flows, revenues and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. Although the Company believes its assumptions and estimates are reasonable, the Company’s actual performance against its estimates could produce different results and lead to impairment charges in future periods.
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
Income Taxes. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general, respectively, in the accompanying consolidated statements of income (loss). The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company records any liability associated with global intangible low-taxed income (GILTI) in the period it is incurred.
In the normal course of business, the Company may be subject to challenges from tax authorities regarding the amount of taxes due. These challenges may alter the timing or amount of taxable income or deductions. As part of the calculation of income tax expense (benefit), the Company determines whether the benefits of its tax positions are at least more likely than not of being sustained based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained, the Company accrues the largest amount of the tax benefit that is more likely than not of being sustained. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of its tax benefits and actual results could vary materially from these estimates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2018, a subsidiary of the Company whose functional currency is the Colombian peso had intercompany capital lease obligations of $23.1 million (75.2 billion Colombian pesos). A 10% weakening in the exchange rate of the Colombian peso against the U.S. dollar as of December 31, 2018 would result in foreign currency losses of $1.8 million, net of tax.
The Company has foreign currency exchange risks related to its barge operations conducted on rivers located in Colombia where its functional currency is the Colombian peso. Net consolidated assets of 12.7 billion Colombian pesos ($3.9 million) are included in the Company’s consolidated balance sheets as of December 31, 2018. A 10% strengthening in the exchange rate of the Colombian peso against the U.S. dollar as of December 31, 2018, would increase other comprehensive loss by $0.3 million, net of tax, due to translation.
As of December 31, 2018, the Company held marketable securities with a fair value of $30.3 million consisting of equity securities. The Company’s investment in these securities primarily includes its position in Dorian. A 10% decline in the value of the Company’s investments in marketable securities as of December 31, 2018 would reduce income by $2.4 million, net of tax.
The Company’s outstanding debt is primarily in fixed interest rate instruments. Although the fair value of these debt instruments will vary with changes in interest rates, the Company’s operations are not significantly affected by interest rate fluctuations. As of December 31, 2018, the Company had variable rate debt instruments (due 2020 through 2023) totaling $88.9 million that calls for the Company to pay interest based on LIBOR plus applicable margins. The interest rates reset either monthly or quarterly. As of December 31, 2018, the average interest rate on these variable rate borrowings was 4.75%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes are included in Part IV of this Form 10-K and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2018. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.
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
Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2018 based on the updated framework set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by the Company’s independent auditor, Grant Thornton LLP, a registered certified public accounting firm, and its attestation report thereon is included in Part IV of this Annual Report on Form 10-K and incorporated herein by reference. Grant Thornton LLP also audited the Company’s consolidated financial statements, as stated in its report accompanying the consolidated financial statements included in Part IV of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended December 31, 2018 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
SEACOR Holdings Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of SEACOR Holdings Inc., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 26, 2019 expressed an unqualified opinion on those financial statements.
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
February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
SEACOR Holdings Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of SEACOR Holdings Inc., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and financial statement schedule included under Item 15(a)(collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Trailer Bridge, Inc., a joint venture, the investment in which is accounted for by the equity method of accounting. The investment in Trailer Bridge, Inc. was $56,363,546 and $47,323,635, respectively, of consolidated total assets as of December 31, 2018 and 2017, and the equity in its net income was $7,141,529 and $3,053,628, respectively, of consolidated net income for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Trailer Bridge, Inc., is based solely on the report of the other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018 based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2019 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition for the three years in the period ended December 31, 2018 due to the adoption of FASB Accounting Standards Codification (Topic 606), Revenue from Contracts with Customers.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
Retrospective adjustments to previously issued financial statements
We also have audited the adjustments to the 2016 financial statements to retrospectively apply the change in accounting for revenue recognition due to the adoption of Financial Accounting Standard Board Topic 606, Revenue from Contracts with Customers, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2016 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2016 financial statements taken as a whole.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2017.
Fort Lauderdale, Florida
February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of SEACOR Holdings Inc.
We have audited, before the effects of the adjustments to reflect the retrospective adoption of Financial Accounting Standard Board Topic 606 described in Note 1, the accompanying consolidated statements of loss, comprehensive loss, changes in equity and cash flows of SEACOR Holdings Inc. for the year ended December 31, 2016 (the 2016 consolidated financial statements before the effects of the adjustments discussed in Note 1 are not presented herein). Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2016. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements, before the effects of the adjustments to reflect the retrospective adoption of Financial Accounting Standard Board Topic 606 described in Note 1, referred to above, present fairly, in all material respects, the consolidated results of operations and cash flows of SEACOR Holdings Inc. for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2016, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We were not engaged to audit, review, or apply any procedures to the adjustments to reflect the retrospective adoption of Financial Accounting Standard Board Topic 606 described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Grant Thornton LLP.

/s/ Ernst & Young LLP

Boca Raton, Florida
March 30, 2017, except for the presentation of discontinued operations and Note 18, as to which the date is February 28, 2018.

SEACOR HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$144,221	$239,246
Restricted cash and restricted cash equivalents	2,991	2,982
Marketable securities	30,316	42,761
Receivables:
Trade, net of allowance for doubtful accounts of $3,481 and $2,390 in 2018 and 2017, respectively	171,828	110,465
Other	38,881	33,870
Inventories	4,530	4,377
Prepaid expenses and other	5,382	6,594
Total current assets	398,149	440,295
Property and Equipment:
Historical cost	1,407,329	1,380,469
Accumulated depreciation	(560,819)	(502,544)
Net property and equipment	846,510	877,925
Investments, at Equity, and Advances to 50% or Less Owned Companies	156,886	173,441
Construction Reserve Funds	3,908	51,339
Goodwill	32,708	32,761
Intangible Assets, Net	24,551	28,106
Other Assets	8,312	9,469
	$1,471,024	$1,613,336
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$8,497	$77,842
Accounts payable and accrued expenses	59,607	44,013
Accrued wages and benefits	21,203	14,624
Accrued interest	1,184	4,209
Accrued capital, repair and maintenance expenditures	3,254	2,172
Other current liabilities	30,018	36,325
Total current liabilities	123,763	179,185
Long-Term Debt	346,128	501,505
Deferred Income Taxes	94,420	101,422
Deferred Gains and Other Liabilities	52,871	77,863
Total liabilities	617,182	859,975
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 39,001,924 and 38,656,505 shares issued in 2018 and 2017, respectively	390	387
Additional paid-in capital	1,596,642	1,573,013
Retained earnings	474,809	419,128
Shares held in treasury of 20,671,627 and 20,716,878 in 2018 and 2017, respectively, at cost	(1,366,773)	(1,368,300)
Accumulated other comprehensive loss, net of tax	(914)	(545)
	704,154	623,683
Noncontrolling interests in subsidiaries	149,688	129,678
Total equity	853,842	753,361
	$1,471,024	$1,613,336

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share data)

	For the years ended December 31,
	2018	2017	2016
		As Adjusted	As Adjusted
Operating Revenues	$835,750	$650,847	$524,163
Costs and Expenses:
Operating	591,848	433,837	358,953
Administrative and general	102,907	103,106	86,362
Depreciation and amortization	74,579	75,058	62,565
	769,334	612,001	507,880
Gains (Losses) on Asset Dispositions and Impairments, Net	19,583	11,637	(25,983)
Operating Income (Loss)	85,999	50,483	(9,700)
Other Income (Expense):
Interest income	8,730	8,547	15,641
Interest expense	(31,683)	(41,530)	(39,804)
Debt extinguishment gains (losses), net	(11,626)	(819)	5,184
Marketable security losses, net	(12,431)	(1,782)	(32,154)
Derivative gains (losses), net	—	19,727	(14,131)
Foreign currency gains (losses), net	(2,264)	323	1,444
Other, net	54,964	256	(18,716)
	5,690	(15,278)	(82,536)
Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	91,689	35,205	(92,236)
Income Tax Expense (Benefit):
Current	23,928	(15,712)	12,207
Deferred	(15,513)	(51,477)	(48,932)
	8,415	(67,189)	(36,725)
Income (Loss) from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	83,274	102,394	(55,511)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(72)	2,952	(21,040)
Income (Loss) from Continuing Operations	83,202	105,346	(76,551)
Loss from Discontinued Operations, Net of Tax	—	(23,637)	(119,221)
Net Income (Loss)	83,202	81,709	(195,772)
Net Income attributable to Noncontrolling Interests in Subsidiaries	25,054	20,066	20,125
Net Income (Loss) attributable to SEACOR Holdings Inc.	$58,148	$61,643	$(215,897)

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing Operations	$58,148	$82,849	$(94,091)
Discontinued Operations	—	(21,206)	(121,806)
	$58,148	$61,643	$(215,897)

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$3.22	$4.77	$(5.56)
Discontinued Operations	—	(1.22)	(7.20)
	$3.22	$3.55	$(12.76)
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$3.04	$4.24	$(5.56)
Discontinued Operations	—	(0.93)	(7.20)
	$3.04	$3.31	$(12.76)
Weighted Average Common Shares Outstanding:
Basic	18,080,778	17,368,081	16,914,928
Diluted	19,575,689	22,934,158	16,914,928

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2018	2017	2016
Net Income (Loss)	$83,202	$81,709	$(195,772)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses), net	(406)	1,965	(10,490)
Reclassification of foreign currency translation losses to foreign currency gains (losses), net	15	—	74
Derivative losses on cash flow hedges	—	(389)	(2,537)
Reclassification of derivative losses on cash flow hedges to interest expense	—	33	18
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	—	109	2,796
Other	—	(11)	(44)
	(391)	1,707	(10,183)
Income tax (expense) benefit	22	(702)	3,174
	(369)	1,005	(7,009)
Comprehensive Income (Loss)	82,833	82,714	(202,781)
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	25,054	20,227	19,010
Comprehensive Income (Loss) attributable to SEACOR Holdings Inc.	$57,779	$62,487	$(221,791)

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Year Ended December 31, 2015	$377	$1,505,942	$1,126,620	$(1,356,499)	$(5,620)	$120,119	$1,390,939
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,726	—	—	1,726
Exercise of stock options	1	4,367	—	—	—	—	4,368
Director stock awards	—	186	—	—	—	—	186
Restricted stock	1	(1,180)	—	—	—	—	(1,179)
Purchase of conversion option in convertible debt, net of tax	—	(4,793)	—	—	—	—	(4,793)
Purchase of treasury shares	—	—	—	(2,396)	—	—	(2,396)
Amortization of share awards	—	13,951	—	—	—	—	13,951
Cancellation of restricted stock	—	162	—	(162)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(3,753)	(3,753)
Net Income (Loss)	—	—	(215,897)	—	—	20,125	(195,772)
Other comprehensive loss	—	—	—	—	(5,894)	(1,115)	(7,009)
Year Ended December 31, 2016	379	1,518,635	910,723	(1,357,331)	(11,514)	135,376	1,196,268
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,443	—	—	1,443
Exercise of stock options	6	21,148	—	—	—	—	21,154
Director stock awards	—	83	—	—	—	—	83
Restricted stock	2	(2)	—	—	—	—	—
Exercise of conversion option in convertible debt	—	3	—	—	—	—	3
Distribution of SEACOR Marine stock to shareholders	—	2,656	(521,859)	—	10,125	(18,613)	(527,691)
Distribution of Dorian shares to shareholders	—	—	(31,379)	—	—	—	(31,379)
Purchase of conversion option in convertible debt, net of tax	—	(927)	—	—	—	—	(927)
Purchase of treasury shares	—	—	—	(12,300)	—	—	(12,300)
Amortization of share awards	—	32,419	—	—	—	—	32,419
Cancellation of restricted stock	—	112	—	(112)	—	—	—
Purchase of subsidiary shares from noncontrolling interests, net of tax	—	(1,114)	—	—	—	(2,579)	(3,693)
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	17,374	17,374
Disposition of subsidiary with noncontrolling interests	—	—	—	—	—	(14,673)	(14,673)
Distributions to noncontrolling interests	—	—	—	—	—	(7,434)	(7,434)
Net Income	—	—	61,643	—	—	20,066	81,709
Other comprehensive income	—	—	—	—	844	161	1,005
Year Ended December 31, 2017	387	1,573,013	419,128	(1,368,300)	(545)	129,678	753,361
Impact of adoption of accounting principle	—	—	(2,467)	—	—	—	(2,467)
December 31, 2017, As adjusted	387	1,573,013	416,661	(1,368,300)	(545)	129,678	750,894

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued) (in thousands)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,527	—	—	1,527
Exercise of stock options	2	6,881	—	—	—	—	6,883
Director stock awards	—	140	—	—	—	—	140
Restricted stock	1	(1)	—	—	—	—	—
Net issuance of conversion option on exchange of convertible debt, net of tax	—	12,735	—	—	—	—	12,735
Purchase of conversion option in convertible debt, net of tax	—	(33)	—	—	—	—	(33)
Amortization of share awards	—	3,907	—	—	—	—	3,907
Purchase of subsidiary shares from noncontrolling interests, net of tax	—	—	—	—	—	(29)	(29)
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	96	96
Distributions to noncontrolling interests	—	—	—	—	—	(5,111)	(5,111)
Net Income	—	—	58,148	—	—	25,054	83,202
Other comprehensive loss	—	—	—	—	(369)	—	(369)
Year Ended December 31, 2018	$390	$1,596,642	$474,809	$(1,366,773)	$(914)	$149,688	$853,842

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the years ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities of Continuing Operations:
Income (Loss) from Continuing Operations	$83,202	$105,346	$(76,551)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	74,579	75,058	62,565
Amortization of deferred gains on sale leaseback transactions	(12,774)	(15,035)	(15,073)
Debt discount and issuance cost amortization, net	7,829	12,997	15,901
Amortization of share awards	3,907	32,419	13,951
Director stock awards	140	83	190
Bad debt expense (income)	2,067	(175)	2,774
(Gains) losses on asset dispositions and impairments, net	(19,583)	(11,637)	25,983
Debt extinguishment (gains) losses, net	11,626	819	(5,184)
Marketable security losses, net	12,431	1,782	32,154
Purchases of marketable securities	—	(1,720)	—
Proceeds from sale of marketable securities	14	674	—
Derivative (gains) losses, net	—	(19,727)	14,131
Cash settlements on derivative transactions, net	—	255	(327)
Foreign currency (gains) losses, net	2,264	(323)	(1,444)
Deferred income tax benefit	(15,513)	(51,477)	(48,932)
Equity in (earnings) losses of 50% or less owned companies, net of tax	72	(2,952)	21,040
Dividends received from 50% or less owned companies	5,907	12,891	5,162
Other, net	(53,902)	—	19,106
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(63,764)	2,195	(26,273)
Increase in prepaid expenses and other assets	(1,577)	(8,174)	(8,974)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	12,503	(25,724)	9,607
Net cash provided by operating activities of continuing operations	49,428	107,575	39,806
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(50,272)	(114,595)	(252,806)
Proceeds from disposition of property and equipment	16,100	164,789	143,028
Investments in and advances to 50% or less owned companies	(20,586)	(9,663)	(8,094)
Return of investments and advances from 50% or less owned companies	8,988	15,568	9,519
Proceeds on sale of 50% or less owned companies	78,015	—	—
Proceeds on sale of a controlling interest in a subsidiary	—	5,000	—
Net repayments on revolving credit line to 50% or less owned companies	—	—	2,397
(Issuances of) payments received on third party leases and notes receivable, net	506	24,485	(2,707)
Deposits into construction reserve funds	—	(13,807)	(1,586)
Withdrawals from construction reserve funds	47,431	38,221	42,626
Business acquisitions, net of cash acquired	310	5,868	(20,539)
Net cash provided by (used in) investing activities of continuing operations	80,492	115,866	(88,162)

SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in thousands)

	For the years ended December 31,
	2018	2017	2016
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt	(225,541)	(303,485)	(168,599)
Proceeds from issuance of long-term debt, net of offering costs	(2,495)	44,900	94,379
Purchase of conversion option in convertible debt	(33)	(1,354)	(7,374)
Common stock acquired for treasury	—	(12,300)	(2,396)
Proceeds and tax benefits from share award plans	8,410	22,597	4,911
Purchase of subsidiary shares from noncontrolling interests	(29)	—	—
Distributions to noncontrolling interests	(5,111)	(4)	(248)
Net cash used in financing activities of continuing operations	(224,799)	(249,646)	(79,327)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(137)	956	(2,928)
Net Decrease in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents from Continuing Operations	(95,016)	(25,249)	(130,611)
Cash Flows from Discontinued Operations:
Operating Activities	—	12,811	41,206
Investing Activities	—	2,720	(21,581)
Financing Activities	—	(7,149)	12,290
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	208	437
Net Increase in Cash and Cash Equivalents from Discontinued Operations	—	8,590	32,352
Net Decrease in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(95,016)	(16,659)	(98,259)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Year	242,228	258,887	357,146
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Year	147,212	242,228	258,887
Restricted Cash and Restricted Cash Equivalents, End of Year	2,991	2,982	2,249
Cash and Cash Equivalents, End of Year	$144,221	$239,246	$256,638

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES
Nature of Operations and Segmentation. SEACOR Holdings Inc. (“SEACOR”) and its subsidiaries (collectively referred to as the “Company”) are a diversified holding company with interests in domestic and international transportation and logistics, risk management consultancy and other businesses. Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified the following reporting segments:
Ocean Transportation & Logistics Services (“Ocean Services”). Ocean Services owns and operates a diversified fleet of bulk transportation, port and infrastructure, and logistics assets, including U.S. coastwise eligible vessels and vessels trading internationally. Ocean Services has a 51% controlling interest in certain subsidiaries (collectively “SEA-Vista”) that operate U.S.-flag petroleum and chemical carriers servicing the U.S. coastwise crude oil, petroleum products and chemical trades. Ocean Services’ dry bulk vessels also operate in the U.S. coastwise trade. Ocean Services’ port and infrastructure services include a wholly owned harbor and offshore towing subsidiary assisting deep-sea vessels docking in U.S. Gulf and East Coast ports, providing ocean towing services between U.S. ports and providing oil terminal support and bunkering operations in St. Eustatius and the Bahamas. Ocean Services’ logistics services include U.S.-flag Pure Car/Truck Carriers (“PCTCs”) operating globally under the U.S. Maritime Security Program (“MSP”) and liner, short-sea, rail car and project cargo transportation and logistics solutions to and from ports in the Southeastern United States, the Caribbean (including Puerto Rico), the Bahamas and Mexico. Ocean Services also provides technical ship management services for third-party vessel owners. Ocean Services contributed 50%, 54% and 44% of consolidated operating revenues during the years ended December 31, 2018, 2017 and 2016, respectively.
Inland Transportation & Logistics Services (“Inland Services”). Inland Services markets and operates domestic river transportation equipment, and owns fleeting and high-speed multi-modal terminal locations adjacent to and along the U.S. Inland Waterways, primarily in the St. Louis, Memphis and Baton Rouge areas. Inland Services’ barges are primarily used for moving agricultural and industrial commodities and containers on the U.S. Inland Waterways, the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Internationally, Inland Services also owns inland river liquid tank barges that operate on the Magdalena River in Colombia. These barges primarily transport petroleum products. Inland Services also has a 50% interest in dry-cargo barge operations on the Parana-Paraguay River Waterways in Brazil, Bolivia, Paraguay, Argentina and Uruguay primarily transporting agricultural and industrial commodities, a 57% interest in towboat operations on the U.S. Inland Waterways and a 50% interest in grain terminals/elevators along the U.S. Inland waterways. Inland Services contributed 34%, 38% and 48% of consolidated operating revenues during the years ended December 31, 2018, 2017 and 2016, respectively.
Witt O’Brien’s. Witt O’Brien’s provides crisis and emergency management services for both the public and private sectors. These services strengthen clients’ resilience and assist their response to natural and man-made disasters by enhancing their ability to prepare for, respond to and recover from such disasters, while mitigating the impact of future disruptions on operations and helping communities build back stronger. Witt O’Brien’s contributed 16%, 8% and 8% of consolidated operating revenues during the years ended December 31, 2018, 2017 and 2016, respectively. During the year ended December 31, 2018, one Witt O’Brien’s customer (Virgin Islands Public Finance Authority) accounted for $91.3 million, or 11%, of consolidated operating revenues.
Other. The Company’s Other business segment includes CLEANCOR Energy Solutions LLC (“Cleancor”), a full service provider that delivers clean fuel to end users, displacing legacy petroleum-based fuels (see Note 2). Cleancor primarily earns revenues from the sale of liquefied natural gas (“LNG”) (see Note 17). Other also has activities, which primarily include lending and leasing activities and noncontrolling investments in various other businesses, primarily sales, storage, and maintenance support for general aviation in Asia and an agricultural commodity trading and logistics business that is primarily focused on the global origination, and trading and merchandising of sugar.

Discontinued Operations. The Company reports the historical financial position, results of operations and cash flows of disposed businesses as discontinued operations when it has no continuing interest in the business. On June 1, 2017, the Company completed the spin-off of SEACOR Marine Holdings Inc. (“SEACOR Marine”), the company that operated SEACOR’s Offshore Marine Services business segment, by means of a dividend of all the issued and outstanding common stock of SEACOR Marine to SEACOR’s shareholders (the “Spin-off”). SEACOR Marine is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol “SMHI.” For all periods presented herein, the Company has reported the historical results of operations and cash flows of SEACOR Marine as discontinued operations (see Note 18).
On July 3, 2017, the Company completed the sale of its 70% interest in Illinois Corn Processing LLC (“ICP”), the company that operated SEACOR’s Illinois Corn Processing business segment. The Company received $21.0 million in cash and a note from the buyer for $32.8 million, after working capital adjustments, resulting in a gain of $10.9 million, net of tax. On September 15, 2017, the Company received payment of the outstanding balance of the note, including accrued and unpaid interest. For all periods presented herein, the Company has reported the historical results of operations and cash flows of ICP as discontinued operations (see Note 18).
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
Adoption of New Accounting Standards. On January 1, 2018, the Company adopted Financial Accounting Standard Board (“FASB”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). As a consequence of adopting Topic 606, the Company now recognizes all of the operating revenues and expenses associated with the dry-cargo barge pools it manages along with additional operating expenses reflective of barge pool earnings attributable to third-party barge owners and not the Company in its capacity as manager. Under Topic 606, the Company determined it was a principal with respect to the third-party barge owners. Previously, the Company recognized operating revenues and expenses only for its proportionate share of the barge pools in which it participated, as it acted as an agent. All prior periods have been adjusted to reflect the retrospective adoption of Topic 606, which resulted in additional revenues and operating expenses of $73.0 million and $83.7 million for the years ended December 31, 2017 and 2016, respectively. The adoption of Topic 606 had no impact on previously reported balance sheets, operating income (loss), net income (loss) or earnings (loss) per share.

On January 1, 2018, the Company adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which eliminates the deferral of the tax effects of intercompany asset sales other than inventory until the transferred assets are sold to a third party or recovered through use. As a result of the adoption of the standard, the deferred tax charges previously recognized from those sales resulted in a decrease in deferred tax assets and a cumulative adjustment to retained earnings of $2.5 million in the consolidated balance sheets and statements of changes in equity as of January 1, 2018.
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
Revenue from Contracts with Customers. Ocean Services primarily earns revenues from voyage charters, contracts of affreightment, tariff based port and infrastructure services, unit freight logistics services, and technical ship management agreements with vessel owners (see Note 17). Ocean Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Voyage charters are contracts to carry cargoes on a single voyage basis for a predetermined price, regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Tariff based port and infrastructure services typically include operating harbor tugs alongside oceangoing vessels to escort them to their berth, assisting with the docking and undocking of these oceangoing vessels and escorting them back out to sea. They are contracted using prevailing port tariff terms on a per-use basis. In the unit freight logistics trade, transportation services typically include transporting shipping containers, rail cars, project cargoes, automobiles and U.S. military vehicles and are generally contracted on a per unit basis for the specified cargo and destination, typically in accordance with a publicly available tariff rate or based on a negotiated rate when moving larger volumes over an extended period. Managed services include technical ship management agreements whereby Ocean Services provides technical ship management services to third-party customers for a predetermined price over a specified period of time, typically a year or more.
Inland Services primarily earns revenues from contracts of affreightment, terminal operations, fleeting operations and repair and maintenance services (see Note 17). Inland Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Contracts of affreightment are contracts whereby customers are charged an established rate per ton to transport cargo from point-to-point. Terminal operations includes tank farms and dry bulk and container handling facilities that are marketed under contractual rates and terms driven by throughput volume. Fleeting operations includes fleeting services whereby barges are held in fleeting areas for an agreed-upon day rate and shifting services whereby harbor boats are used to pick up and drop off barges to assist in assembling tows and to move barges to and from the dock for loading and unloading at predetermined per-shift fees. Other operations primarily include a machine shop specializing in towboat and barge cleaning, repair and maintenance services that are charged on an hourly or a fixed fee basis depending on the scope and nature of the work.
Witt O’Brien’s primarily earns revenues from time and material and retainer contracts (see Note 17). Witt O’Brien’s transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Time and material contracts primarily relate to emergency response, debris management or consulting services that Witt O’Brien’s performs for a predetermined fee. Retainer contracts, which are nearly all with vessel services operators and oil companies, are contracted based on agreed-upon rates.
The Company’s Other business segment includes Cleancor, which primarily earns revenues from the sale of liquefied natural gas (see Note 17). Under these arrangements, control of the goods are transfered to the customer and performance obligations are satisfied at a point in time, and therefore revenue is recognized upon delivery while any related costs are expensed as incurred.
Contract liabilities from contracts with customers arise when the Company has received consideration prior to performance and are included in other current liabilities in the accompanying consolidated balance sheets. The Company’s contract liability activity for the year ended December 31 was a follows (in thousands):

2018
Balance at beginning of period	$983
Contract liabilities arising during the period	968
Revenue recognized upon completion of prior period performance obligations	(983)
Balance at end of period	$968

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
Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of U.S. treasury securities, money market instruments, time deposits and overnight investments.
Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents primarily relates to cash collateral for letters of credit and banking facility requirements.
Marketable Securities. Marketable equity securities with readily determinable fair values and debt securities are reported in the accompanying consolidated balance sheets as marketable securities. These investments are stated at fair value, as determined by their market observable prices, with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income (loss) as marketable security losses, net. Short sales of marketable securities are stated at fair value in the accompanying consolidated balance sheets with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income (loss) as marketable security losses, net. Long and short marketable security positions are primarily in energy, marine, transportation and other related businesses. Marketable securities are classified as trading securities for financial reporting purposes with gains and losses reported as operating activities in the accompanying consolidated statements of cash flows.
The Company’s most significant marketable security position is its investment in 5,200,000 shares of Dorian LPG Ltd. (“Dorian”), a publicly traded company listed on the New York Stock Exchange under the symbol “LPG” (see Note 11). Dorian’s closing share price was $5.83 and $8.22 as of December 31, 2018 and 2017, respectively. The Company’s cost basis in Dorian is $13.66 per share.
Trade Receivables. Customers of Ocean Services are primarily multinational oil companies, refining companies, oil trading companies, major gasoline retailers, large industrial consumers of crude, petroleum and chemicals, trading houses, pools, major automobile manufacturers and shippers, the U.S. Government and regional power utilities. Customers of Inland Services are primarily major agricultural companies, fertilizer companies, trading companies and industrial companies. Customers of Witt O’Brien’s are primarily governments, energy companies, ship managers and owners, healthcare providers, universities and school systems. Customers of the Company’s other business activities primarily include agricultural and feed companies, asphalt producers and municipalities and government agencies. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.
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

Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk associated with its cash, cash equivalents, restricted cash and restricted cash equivalents, construction reserve funds and derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance of its significant counterparties. The Company is also exposed to concentrations of credit risk relating to its receivables due from customers in the industries described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material.
Inventories. Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of fuel and fuel oil consumed by the Company’s vessels in its Ocean Services and Inland Services business segments. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market. During the years ended December 31, 2018, 2017 and 2016, the Company had no market write-downs of inventory.
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
As of December 31, 2018, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

Petroleum and chemical carriers - U.S.-flag	25
Harbor and offshore tugs	25
Ocean liquid tank barges	25
Short-sea container/RORO(1) vessels	20
Bulk carriers - U.S.-flag	25
Inland river dry-cargo and specialty barges	20
Inland river liquid tank barges	25
Inland river towboats and harbor boats	25
Terminal and fleeting facilities	20
______________________

(1)	Roll On/Roll Off.

The Company’s major classes of property and equipment as of December 31 were as follows (in thousands):

	Historical Cost(1)	Accumulated Depreciation	Net Book Value
2018
Ocean Services:
Petroleum and chemical carriers - U.S.-flag	$649,795	$(241,604)	$408,191
Harbor and offshore tugs - U.S.-flag	132,697	(41,764)	90,933
Harbor tugs - Foreign-flag	45,379	(13,822)	31,557
Ocean liquid tank barges - U.S.-flag	39,238	(14,649)	24,589
Short-sea container/RORO - Foreign-flag	29,846	(10,644)	19,202
Bulk carriers - U.S.-flag	13,000	(9,800)	3,200
Other(2)	20,073	(9,716)	10,357
Construction in Progress	202	—	202
	930,230	(341,999)	588,231
Inland Services:
Dry-cargo barges	222,539	(106,157)	116,382
Specialty barges	3,828	(1,904)	1,924
Liquid tank barges	20,011	(3,054)	16,957
Towboats	43,998	(3,294)	40,704
Harbor boats	18,695	(8,047)	10,648
Terminal and fleeting facilities	99,696	(62,274)	37,422
Other(2)	22,213	(10,364)	11,849
Construction in Progress	7,868	—	7,868
	438,848	(195,094)	243,754
Witt O’Brien’s:
Other(2)	1,227	(1,031)	196
Other:
Other(3)	6,892	(490)	6,402
Corporate and Eliminations:
Other(2)	30,132	(22,205)	7,927
	$1,407,329	$(560,819)	$846,510
______________________

(1)	Includes property and equipment acquired in business acquisitions at acquisition date fair value.

(2)	Includes land and buildings, leasehold improvements, fixed-wing aircraft, vehicles and other property and equipment.

(3)	Includes LNG Equipment and other property and equipment.

	Historical Cost(1)	Accumulated Depreciation	Net Book Value
2017
Ocean Services:
Petroleum and chemical carriers - U.S.-flag	$652,985	$(215,057)	$437,928
Harbor and offshore tugs - U.S.-flag	84,155	(38,984)	45,171
Harbor tugs - Foreign-flag	45,338	(11,575)	33,763
Ocean liquid tank barges - U.S.-flag	39,238	(13,126)	26,112
Short-sea container/RORO - Foreign-flag	20,954	(8,178)	12,776
Bulk carriers - U.S.-flag	13,000	(4,733)	8,267
Other(2)	19,420	(7,875)	11,545
Construction in Progress	25,986	—	25,986
	901,076	(299,528)	601,548
Inland Services:
Dry-cargo barges	233,734	(101,087)	132,647
Specialty barges	4,180	(1,781)	2,399
Liquid tank barges	21,802	(2,684)	19,118
Towboats	44,555	(1,765)	42,790
Harbor boats	18,158	(6,956)	11,202
Terminal and fleeting facilities	95,926	(55,899)	40,027
Other(2)	26,938	(11,401)	15,537
Construction in Progress	2,742	—	2,742
	448,035	(181,573)	266,462
Witt O’Brien’s:
Other(2)	1,227	(938)	289
Corporate and Eliminations:
Other(2)	30,131	(20,505)	9,626
	$1,380,469	$(502,544)	$877,925
______________________

(1)	Includes property and equipment acquired in business acquisitions at acquisition date fair value.

(2)	Includes land and buildings, leasehold improvements, fixed-wing aircraft, vehicles and other property and equipment.
During the years ended December 31, 2018, 2017 and 2016, depreciation expense totaled $69.9 million, $72.1 million, and $60.2 million, respectively.
Equipment maintenance and repair costs and the costs of routine overhauls, dry-dockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the years ended December 31, 2018, 2017 and 2016 capitalized interest totaled $0.2 million, $2.7 million and $11.5 million, respectively.
As of December 31, 2018, the Company’s construction in progress totaling $8.1 million primarily consisted of the construction of and upgrades to inland river towboats and the construction of other Inland Services equipment, and is included in historical cost in the accompanying consolidated balance sheets.
Intangible Assets. The Company’s intangible assets primarily arose from business acquisitions (see Note 2) and consist of trademarks and tradenames, customer relationships and acquired contractual rights. These intangible assets are amortized over their estimated useful lives generally ranging from one to 15 years. During the years ended December 31, 2018, 2017 and 2016, the Company recognized amortization expense of $4.7 million, $2.9 million and $2.4 million, respectively.

The Company’s intangible assets by type were as follows (in thousands):

	Trademark/ Tradenames	Customer Relationships	Acquired Contractual Rights	Total
	Gross Carrying Value
Year Ended December 31, 2016	$3,324	$15,365	$8,416	$27,105
Acquired intangible assets	—	—	10,957	10,957
Foreign currency translation	—	—	2	2
Fully amortized intangible assets	—	—	(1,017)	(1,017)
Year Ended December 31, 2017	3,324	15,365	18,358	37,047
Acquired intangible assets	—	1,120	—	1,120
Fully amortized intangible assets	—	(1,120)	—	(1,120)
Year Ended December 31, 2018	$3,324	$15,365	$18,358	$37,047

	Accumulated Amortization
Year Ended December 31, 2016	$(1,648)	$(3,867)	$(1,512)	$(7,027)
Amortization expense	(332)	(1,279)	(1,320)	(2,931)
Fully amortized intangible assets	—	—	1,017	1,017
Year Ended December 31, 2017	(1,980)	(5,146)	(1,815)	(8,941)
Amortization expense	(332)	(2,402)	(1,941)	(4,675)
Fully amortized intangible assets	—	1,120	—	1,120
Year Ended December 31, 2018	$(2,312)	$(6,428)	$(3,756)	$(12,496)
Weighted average remaining contractual life, in years	3.0	8.0	8.0	7.8
Future amortization expense of intangible assets for each of the years ended December 31 is as follows (in thousands):

2019	$3,555
2020	3,555
2021	3,571
2022	2,866
2023	2,852
Years subsequent to 2023	8,152
$24,551
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the year ended December 31, 2018, the Company did not recognize any impairment charges related to its property and equipment held for use. During the years ended December 31, 2017 and 2016, the Company recognized impairment charges of $0.4 million and $1.1 million, respectively, related to property and equipment held for use, which are included in gains (losses) on asset dispositions and impairments, net in the accompanying consolidated statements of income (loss).
In October 2016, Witt O’Brien’s announced the launch of a strategic growth program to focus on core services by eliminating non-core and lower margin businesses. Witt O’Brien’s core services include providing resilience solutions for key areas of critical infrastructure, including, but not limited to, government, energy, transportation, healthcare and education, in the United States and abroad. Witt O’Brien’s protects and enhances its customers’ enterprise value by strengthening their ability to prepare for, respond to and recover from natural and man-made disasters, including hurricanes, infectious disease, terrorism, cyber breaches, oil spills, shipping incidents and other disruptions. The operations scheduled for elimination include a governmental relations unit, the Company’s European (primarily United Kingdom) operations, software products and an insurance unit. As a consequence of the restructuring, during the year ended December 31, 2016, Witt O’Brien’s recorded an impairment charge of $10.0 million to write off the carrying value of customer related intangible assets associated with the non-core service lines that were eliminated. This impairment charge is included in gains (losses) on asset dispositions and impairments, net in the accompanying consolidated statements of income (loss).
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the years ended December 31, 2018, 2017 and 2016, the Company recognized impairment charges of $0.1 million, $0.9 million and $7.7 million, respectively, related to its 50% or less owned companies, which are included in equity in earnings (losses) of 50% or less owned companies, net of tax in the accompanying consolidated statements of income (loss) (see Note 4).
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. As of December 31, 2018, substantially all of the Company’s goodwill is related to Witt O’Brien’s. The Company performs an annual impairment test of goodwill on October 1 of each year and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill, related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including projections of future cash flows, revenues and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. Although the Company believes its assumptions and estimates are reasonable, the Company’s actual performance against its estimates could produce different results and lead to impairment charges in future periods.
During the years ended December 31, 2018 and 2017, the Company did not recognize any impairment charges related to its goodwill. Based on an evaluation of the implied fair value of goodwill compared to its carrying value, during the year ended December 31, 2016, the Company recognized an impairment charge of $19.6 million to reduce the goodwill carrying value to fair value, which is included in gains (losses) on asset dispositions and impairments, net in the accompanying consolidated statements of income (loss). The estimated fair value of the reporting unit was based on values established by independent valuation specialists.
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
Self-insurance Liabilities. The Company maintains hull, liability and war risk, general liability, workers compensation and other insurance customary in the industries in which it operates. Certain excess and property insurance policies are obtained through SEACOR sponsored programs, with premiums charged to participating businesses based on management’s risk assessment or insured asset values. The marine hull and liability policies have significant annual aggregate deductibles that are accrued based on actual claims incurred. The Company also maintains self-insured health benefit plans for its participating employees. Exposure to the health benefit plans are limited by maintaining stop-loss and aggregate liability coverage. To the extent that estimated self-insurance losses, including the accrual of annual aggregate deductibles, differ from actual losses realized, the Company’s insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.

Income Taxes. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general, respectively, in the accompanying consolidated statements of income (loss). The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company records any liability associated with global intangible low-taxed income (GILTI) in the period it is incurred.
In the normal course of business, the Company may be subject to challenges from tax authorities regarding the amount of taxes due. These challenges may alter the timing or amount of taxable income or deductions. As part of the calculation of income tax expense (benefit), the Company determines whether the benefits of its tax positions are at least more likely than not of being sustained based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained, the Company accrues the largest amount of the tax benefit that is more likely than not of being sustained. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of its tax benefits and actual results could vary materially from these estimates.
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

	2018	2017	2016
Balance at beginning of year	$66,519	$74,774	$83,142
Deferred gains arising from equipment sales	—	13,336	9,003
Amortization of deferred gains included in operating expenses as reduction to rental expense	(12,774)	(15,035)	(15,072)
Amortization of deferred gains included in gains (losses) on asset dispositions and impairments, net	(11,591)	(602)	(602)
Other	(3,052)	(5,954)	(1,697)
Balance at end of year(1)	$39,102	$66,519	$74,774
______________________

(1)
On January 1, 2019 the Company will adopt FASB Topic 842, Leases (“Topic 842”). In accordance with Topic 842, the Company will reduce these gains by $26.9 million through a beginning period retained earnings adjustment.

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

	2018	2017	2016
Balance at beginning of year	$5,934	$7,649	$9,468
Amortization of deferred gains included in gains (losses) on asset dispositions and impairments, net	(1,372)	(1,715)	(1,819)
Balance at end of year(1)	$4,562	$5,934	$7,649
______________________

(1)	On January 1, 2019, the Company will adopt Topic 842. In accordance with Topic 842, the Company will reduce these gains by $2.3 million through a beginning period retained earnings adjustment.

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
Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Holdings Inc. Stockholders’ Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Other Comprehensive Income (Loss)
Year ended December 31, 2015	$(5,528)	$(116)	$24	$(5,620)	$(528)	$—	$16
Other comprehensive income (loss)	(9,331)	294	(31)	(9,068)	(1,085)	(17)	(13)	$(10,183)
Income tax (expense) benefit	3,266	(103)	11	3,174	—	—	—	3,174
Year ended December 31, 2016	(11,593)	75	4	(11,514)	(1,613)	(17)	3	$(7,009)
Discontinued Operations	10,031	94	—	10,125	1,460	4	2
Other comprehensive income (loss)	1,812	(260)	(6)	1,546	153	13	(5)	$1,707
Income tax (expense) benefit	(795)	91	2	(702)	—	—	—	(702)
Year ended December 31, 2017	(545)	—	—	(545)	—	—	—	$1,005
Other comprehensive loss	(391)	—	—	(391)	—	—	—	$(391)
Income tax benefit	22	—	—	22	—	—	—	22
Year ended December 31, 2018	$(914)	$—	$—	$(914)	$—	$—	$—	$(369)
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

Computations of basic and diluted earnings (loss) per common share of SEACOR for the years ended December 31 were as follows (in thousands, except share data):

	Net Income (Loss)	Average o/s Shares	Per Share
2018
Basic Weighted Average Common Shares Outstanding	$58,148	18,080,778	$3.22
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	267,810
Convertible Securities(2)(3)	1,273	1,227,101
Diluted Weighted Average Common Shares Outstanding	$59,421	19,575,689	$3.04
2017
Basic Weighted Average Common Shares Outstanding	$61,643	17,368,081	$3.55
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	308,012
Convertible Securities	14,346	5,258,065
Diluted Weighted Average Common Shares Outstanding	$75,989	22,934,158	$3.31
2016
Basic Weighted Average Common Shares Outstanding	$(215,897)	16,914,928	$(12.76)
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	—
Convertible Securities(2)(4)	—	—
Diluted Weighted Average Common Shares Outstanding	$(215,897)	16,914,928	$(12.76)
______________________

(1)
For the years ended December 31, 2018, 2017 and 2016, diluted earnings per common share of SEACOR excluded 333,510, 1,924,217 and 2,020,677, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the years ended December 31, 2018 and 2016 diluted earnings per common share of SEACOR excluded 1,946,917 and 1,825,326 shares, respectively, issuable pursuant to the Company’s 3.0% Convertible Senior Notes (see Note 7) as the effect of their inclusion in the computation would be anti-dilutive.

(3)
For the year ended December 31, 2018 diluted earnings per share of SEACOR excluded 983,351 shares issuable pursuant to the Company’s 3.25% Convertible Senior Notes (see Note 7) as the effect of their inclusion in the computation would be anti-dilutive.

(4)
For the year ended December 31, 2016, diluted earnings per common share of SEACOR excluded 2,664,208 shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes (see Note 7) as the effect of their inclusion in the computation would be anti-dilutive.

New Accounting Pronouncements. On February 25, 2016, the FASB issued a comprehensive new leasing standard that is meant to improve transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts and also requires additional disclosures about leasing arrangements. The new standard is effective for interim and annual periods beginning after December 15, 2018. The Company will adopt this standard using a modified prospective approach with recognition of a cumulative-effect adjustment to the opening balance of retained earnings at the adoption date. The Company has determined the adoption will have a material impact on its financial statements. Specifically, the Company will be recording material right-of-use assets and lease liabilities of $174.6 million for certain of its equipment, office and land leases. The Company’s computation of its right-of-use assets and lease liabilities required it to make certain assumptions, including lease discount rates.
On June 16, 2016, the FASB issued an amendment to the accounting standards, which replaces the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. The new standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for annual periods beginning after December 15, 2018. The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.

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
2. BUSINESS ACQUISITIONS
Cleancor. On June 1, 2018, the Company acquired a controlling interest in Cleancor, a full service solution provider that delivers clean fuel to end users displacing legacy petroleum-based fuels, through the acquisition of its partners’ 50% equity interest for $3.2 million in cash. In addition, immediately prior to consolidation, the Company contributed as capital $1.9 million of notes receivable due from Cleancor. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair value resulting in no goodwill being recorded.
SCA. On March 1, 2018, the Company acquired Strategic Crisis Advisors LLC (“SCA”) for $1.5 million to be paid in two installments. The purchase price includes $0.9 million in contingent consideration that is dependent upon SCA meeting predetermined revenue targets for the twelve months following the acquisition date. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair value resulting in no goodwill being recorded.
ISH. On July 3, 2017, International Shipholding Corporation (“ISH”) emerged from bankruptcy pursuant to its chapter 11 plan of reorganization (the “Plan”) confirmed by the U.S. Bankruptcy Court for the Southern District of New York (the “ISH Acquisition”). Pursuant to the Plan, SEACOR Ocean Transport Inc., a wholly-owned subsidiary of SEACOR, acquired all of the equity of the reorganized ISH. Under the terms of the Plan, the Company paid consideration consisting of $10.5 million in cash, converted $18.1 million of debtor-in-possession financing into equity and assumed $28.7 million of debt primarily from a new credit facility that is secured by the assets and equity of ISH and is non-recourse to SEACOR and its subsidiaries other than ISH (see Note 7). ISH, through its subsidiaries, operates a diversified fleet of U.S. and foreign-flag vessels including four leased-in PCTCs and two owned U.S.-flag bulk carriers that provide worldwide and domestic maritime transportation services to commercial and governmental customers. In addition, ISH has investments in two 50% or less owned companies that operate two foreign-flag rail ferries and a railcar repair and maintenance facility. The Company has excluded pro forma financial information with respect to the ISH Acquisition as financial information for the specific assets acquired under the Plan were not material or reasonably attainable. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair value resulting in no goodwill being recorded.
CCM. On October 31, 2016, the Company acquired certain assets from Central Contracting & Marine, Inc. (“CCM”) consisting primarily of terminal and fleeting assets, including five inland river harbor boats, for $18.1 million in cash. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets based on their fair values resulting in no goodwill being recorded.
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

Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisitions for the years ended December 31 was as follows (in thousands):

	2018	2017	2016
Restricted cash and restricted cash equivalents	$—	$13	$—
Trade and other receivables	1,264	15,823	937
Other current assets	170	2,054	150
Investments, at Equity, and Advances to 50% or Less Owned Companies	(5,123)	10,000	(3,437)
Property and Equipment	4,382	15,190	15,765
Intangible Assets	1,120	10,957	7,098
Other Assets(1)	7	(17,863)	—
Accounts payable and other accrued liabilities(2)	(1,609)	—	39
Other current liabilities	(439)	(17,214)	(13)
Long-Term Debt	—	(28,725)	—
Deferred Income Taxes	—	3,939	—
Other Liabilities	—	(42)	—
Noncontrolling interests in subsidiaries	(82)	—	—
Purchase price(3)	$(310)	$(5,868)	$20,539
______________________

(1)	Net of debtor-in-possession financing converted into equity of $18.1 million, in 2017.

(2)	Includes $1.5 million of consideration to be paid in two installments.

(3)	Purchase price is net of cash acquired totaling $3.6 million, $16.4 million and $0.9 million in 2018, 2017 and 2016, respectively.
3. EQUIPMENT ACQUISITIONS AND DISPOSITIONS
Equipment Additions. The Company’s capital expenditures were $50.3 million, $114.6 million and $252.8 million during the years ended December 31, 2018, 2017, and 2016, respectively. Major owned equipment placed in service for the years ended December 31 were as follows:

	2018	2017(1)	2016(2)
Petroleum and chemical carriers - U.S.-flag	—	3	3
Short-sea container\RORO - Foreign-flag	2	—	—
Harbor tugs - U.S.-flag	5	1	1
Harbor tugs - Foreign-flag	—	2	—
Inland river dry-cargo barges	—	—	46
Inland river liquid tank barges	—	2	—
Inland river towboats	—	3	2
______________________

(1)	Excludes two U.S.-flag bulk carriers acquired in the ISH acquisition (see Note 2).

(2)	Excludes five inland river harbor boats acquired in the CCM acquisition and one U.S.-flag offshore tug acquired in the SeaJon II acquisition (see Note 2).
Equipment Dispositions. During the year ended December 31, 2018, the Company sold property and equipment for net proceeds of $16.1 million and gains of $6.6 million. In addition, the Company recognized previously deferred gains of $13.0 million.
During the year ended December 31, 2017, the Company sold property and equipment for net proceeds of $164.8 million and gains of $23.3 million, of which $10.0 million were recognized currently and $13.3 million were deferred (see Note 1). Equipment dispositions included the sale-leaseback of one U.S.-flag petroleum and chemical carrier for $134.9 million, with leaseback terms of 104 months and 50 dry-cargo barges for $12.5 million with leaseback terms of 84 months. Gains of $13.3 million related to the sale-leasebacks were deferred and are being amortized over the respective minimum lease periods. In addition, the Company recognized previously deferred gains of $2.3 million. The Company also recognized a loss of $0.3 million related to the total loss of one inland river specialty barge.

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
Major equipment dispositions for the years ended December 31 were as follows:

	2018	2017	2016
Petroleum and chemical carriers - U.S.-flag	1	1	1
Harbor tugs - U.S.-flag	1	—	2
Inland river dry-cargo barges	32	50	—
Inland river liquid tank barges	—	—	19
Inland river specialty barges	2	2	—
Inland river towboats	—	2	14
4. INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

Ownership	2018	2017
Ocean Services:
Trailer Bridge(1)	55.3%	$56,364	$47,324
RF Vessel Holdings	50.0%	10,826	2,378
Golfo de Mexico	50.0%	5,272	2,500
KSM	50.0%	1,478	(199)
73,940	52,003
Inland Services:
SCFCo	50.0%	37,219	42,126
Bunge-SCF Grain	50.0%	14,738	16,166
SCF Bunge Marine(1)	57.0%	3,144	5,404
Other	50.0%	2,796	2,783
57,897	66,479
Witt O’Brien’s:
O’Brien’s do Brazil	50.0%	472	777
Other:
Hawker Pacific	34.2%	—	21,681
VA&E	41.3%	13,073	13,596
Avion	39.1%	10,290	11,400
Cleancor	50.0%	—	5,134
Other	34.0%	–	47.5%	1,214	2,371
24,577	54,182
$156,886	$173,441
______________________

(1)	The Company’s ownership percentage represents its economic interest in the joint venture.

Combined Condensed Financial Information. Summarized financial information for the Company’s investments, at equity, excluding SCFCo and Trailer Bridge, as of and for the years ended December 31 was as follows (in thousands):

	2018	2017
Current assets	$184,704	$523,343
Noncurrent assets	77,929	124,733
Current liabilities	113,784	407,812
Noncurrent liabilities	46,503	81,899

	2018	2017	2016
Operating Revenues	$786,717	$1,068,190	$1,019,658
Costs and Expenses:
Operating and administrative	771,324	1,035,952	951,019
Depreciation	7,216	11,810	24,936
	778,540	1,047,762	975,955
Gains (Losses) on Asset Dispositions and Impairments, Net	38	16,115	(6,339)
Operating Income	$8,215	$36,543	$37,364
Net Income	$3,967	$23,383	$4,961
As of December 31, 2018 and 2017, cumulative undistributed net losses of 50% or less owned companies accounted for by the equity method and included in the Company’s consolidated retained earnings were $65.0 million and $40.1 million, respectively.
Trailer Bridge. Trailer Bridge, Inc. (“Trailer Bridge”), an operator of U.S.-flag RORO and deck barges, provides marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. In December 2016, the Company and other major investors recapitalized Trailer Bridge by agreeing to exchange outstanding subordinated debt for equity. As a consequence of the recapitalization, the Company’s noncontrolling interest in Trailer Bridge increased to 55.3% resulting in an equity loss of $2.2 million, net of tax. The Company provided secured financing to Trailer Bridge and during the years ended December 31, 2017 and 2016, the Company provided advances of $2.0 million and $1.7 million, respectively, on the secured financing. During the year ended December 31, 2017, the Company received repayments of $6.0 million on the secured financing. As of December 31, 2017, there was no outstanding balance on the secured financing. During the years ended December 31, 2018, 2017 and 2016, the Company received $3.5 million, $3.1 million and $3.0 million, respectively, for the time charter of a U.S.-flag harbor tug to Trailer Bridge. Prior to July 1, 2016, the Company also provided Trailer Bridge with technical and commercial management services and during the year ended December 31, 2016, received $0.3 million for these services.
RF Vessel Holdings. On July 3, 2017, as part of the ISH Acquisition (see Note 2), the Company acquired a 100% interest in Rail-Ferry Vessel Holdings LLC (“RF Vessel Holdings”), which owns two foreign-flag rail ferries. On September 1, 2017, the Company sold a 50% interest in RF Vessel Holdings to G&W Agave Holdings (MI) Inc. for $1.9 million and retained a 50% ownership interest in the newly-formed joint venture. During the year ended December 31, 2018, the Company and its partner each contributed capital of $9.1 million to RF Vessel Holdings.
Golfo de Mexico. On July 3, 2017, as part of the ISH Acquisition (see Note 2), the Company acquired a 100% interest in Golfo de Mexico Rail-Ferry Holdings LLC (“Golfo de Mexico”), which operates the two foreign-flag rail ferries owned by RF Vessel Holdings. On September 1, 2017, the Company sold a 50% interest in Golfo de Mexico to G&W Agave Holdings (MI) Inc. for $3.1 million and retained a 50% ownership interest in the newly-formed joint venture. During the year ended December 31, 2018, the Company and its partner each contributed capital of $4.6 million to Golfo de Mexico. During the year ended December 31, 2017, the Company received dividends of $0.3 million from Golfo de Mexico. The Company provides Golfo de Mexico with technical, commercial and administrative management services and during the years ended December 31, 2018 and 2017, the Company received $1.1 million and $0.3 million, respectively, for these services.
KSM. On April 1, 2017, the Company and Kotug Caribbean Holdings LLC formed Kotug Seabulk Maritime LLC (“KSM”) to operate four foreign-flag harbor tugs and one foreign-flag ocean liquid tank barge in Freeport, Grand Bahama. The Company has a 50% ownership interest in KSM. During the years ended December 31, 2018 and 2017, the Company and its partner each contributed capital of $1.0 million and $0.3 million, respectively, to KSM. The Company provides KSM with technical, commercial and administrative management services and during the years ended December 31, 2018 and 2017, received $0.4 million and $0.3 million, respectively, for these services. During the years ended December 31, 2018 and 2017, the Company received $1.3 million and $1.1 million, respectively, for the bareboat charter of two foreign-flag harbor tugs to KSM.

SeaJon. SeaJon LLC (“SeaJon”) owned an articulated tug-barge operating in the Great Lakes trade that was sold to a third party in June 2017 and, as of December 31, 2017, SeaJon had been liquidated. During the year ended December 31, 2017, the Company received capital distributions of $3.5 million and dividends of $12.5 million from SeaJon. During the year ended December 31, 2016, the Company received dividends of $0.6 million from SeaJon.
SEA-Access. SEA-Access LLC (“SEA-Access”) was formed to acquire and operate the M/V Eagle Ford, a 124,000 dwt U.S.-flag petroleum and chemical carrier. In June 2016, the M/V Eagle Ford was scrapped and, as of December 31, 2016, SEA-Access had been liquidated. During the year ended December 31, 2016, the Company received capital distributions of $8.4 million and dividends of $2.0 million from SEA-Access. The Company provided SEA-Access with technical and commercial management services and during the year ended December 31, 2016, received $0.5 million for these services.
SeaJon II. SeaJon II LLC (“SeaJon II”) was formed to own a U.S.-flag offshore tug on time charter to Trailer Bridge. The Company provided SeaJon II with technical and commercial management services and during the year ended December 31, 2016, received $0.1 million for these services. On December 2, 2016, the Company acquired a controlling interest in SeaJon II through the acquisition of its partner’s 50% equity interest for $3.4 million in cash (see Note 2). Upon the change in control, the Company marked its investment in SeaJon II to fair value resulting in a loss of $1.9 million, net of tax, which is included in equity in earnings (losses) of 50% or less owned companies in the accompanying consolidated statements of income (loss).
SCFCo. SCFCo Holdings LLC (“SCFCo”) was established to operate inland river dry-cargo barges and inland river towboats on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. During the years ended December 31, 2017 and 2016, the Company contributed capital of $0.4 million and $0.8 million, respectively, to SCFCo. During the years ended December 31, 2017 and 2016, the Company provided SCFCo with working capital advances and loans of $2.5 million and $1.8 million, respectively. During the years ended December 31, 2018 and 2017, the Company received repayments on these working capital advances and loans of $2.6 million and $1.7 million, respectively. As of December 31, 2018, $30.5 million of working capital advances and loans remained outstanding. The Company also provides SCFCo with certain information technology services and received $0.1 million, $0.1 million and $0.1 million, respectively, for these services during the years ended December 31, 2018, 2017 and 2016. During the year ended December 31, 2016, the Company identified indicators of impairment in its investment in SCFCo as a result of continuing losses and recognized impairment charges of $7.7 million for an other-than-temporary decline in the fair value of its investment. As of December 31, 2018, the Company’s carrying value of its investment in SCFCo was $23.4 million lower than its proportionate share of the underlying equity in SCFCo.
Summarized financial information for SCFCo as of and for the years ended December 31 was as follows (in thousands):

	2018	2017
Current assets	$8,322	$7,924
Property and equipment, net	121,001	137,224
Current liabilities	12,958	14,263
Noncurrent liabilities	56,078	54,179

	2018	2017	2016
Operating Revenues	$54,486	$44,177	$43,711
Costs and Expenses:
Operating and administrative	45,911	40,106	38,980
Depreciation	17,901	17,803	17,560
	63,812	57,909	56,540
Operating Loss	(9,326)	(13,732)	(12,829)
Interest expense	(6,573)	(6,120)	(6,565)
Other expense, net	(2,229)	(961)	(657)
Net Loss	$(18,128)	$(20,813)	$(20,051)
Bunge-SCF Grain. Bunge-SCF Grain LLC (“Bunge-SCF Grain”) operates terminal grain elevators in Illinois. The Company has provided Bunge-SCF Grain with working capital advances. As of December 31, 2018, the total outstanding balance of working capital advances was $7.0 million. Bunge-SCF Grain also operates and manages the Company’s grain storage and handling facility in McLeansboro, Illinois, and the Company received $0.9 million, $1.1 million and $1.0 million in rental income for the years ended December 31, 2018, 2017 and 2016, respectively. Certain dry-cargo barge pools managed by the Company provide freight transportation to Bunge-SCF Grain and those pools received $10.7 million, $7.2 million and $7.2 million for these services during the years ended December 31, 2018, 2017 and 2016, respectively.

SCF Bunge Marine. SCF Bunge Marine LLC (“SCF Bunge Marine”) provides towing services on the U.S. Inland Waterways, primarily the Mississippi River, Illinois River, Tennessee River and Ohio River. The Company time charters seven inland river towboats to SCF Bunge Marine, of which four are bareboat chartered-in by the Company from a third-party leasing company. The Company and its partner are required to fund SCF Bunge Marine, if necessary, to support the payment of its time charter obligations to the Company. Pursuant to the time charter, the Company received charter fees of $50.8 million, $38.7 million and $35.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. During the year ended December 31, 2018, the Company contributed capital of $0.5 million to SCF Bunge Marine. During the years ended December 31, 2018, 2017 and 2016, the Company received dividends of $4.6 million, $0.1 million and $2.5 million, respectively, from SCF Bunge Marine. Certain dry-cargo barge pools managed by the Company obtain towing services from SCF Bunge Marine and those pools paid $54.5 million, $41.4 million and $40.2 million for these services during the years ended December 31, 2018, 2017 and 2016, respectively.
Other Inland Services. The Company’s other Inland Services 50% or less owned company operates a fabrication facility.
O’Brien’s do Brazil. O’Brien’s do Brasil Consultoria em Emergencias e Meio Ambiente A/A (“O’Brien’s do Brazil”) is an emergency consulting organization providing preparedness, response and recovery services in Brazil. During the years ended December 31, 2018, 2017 and 2016, the Company received dividends of $0.2 million, $0.1 million and $0.1 million, respectively.
Hawker Pacific. Hawker Pacific Airservices, Limited (“Hawker Pacific”) is an aviation sales and support organization and a distributor of aviation components from leading manufacturers. On April 30, 2018, the Company sold its 34.2% interest in Hawker Pacific for $78.0 million in cash and recognized a gain of $53.9 million, which is included in other, net in the accompanying consolidated statements of income (loss). During the years ended December 31, 2018, 2017 and 2016, the Company received management fees of $0.1 million, $0.3 million and $0.3 million, respectively, from Hawker Pacific.
VA&E. VA&E Trading USA LLC and VA&E Trading LLP (collectively “VA&E”), were formed to focus on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product. Through November 2016, the Company provided VA&E an unsecured revolving credit facility of up to $6.0 million, a term loan of $1.1 million and a subordinated loan of $3.5 million. During the year ended December 31, 2016, the Company received repayments of $12.4 million and advanced $10.0 million on the revolving credit facility and received repayments of $1.1 million on its term loan. In December 2016, the Company maintained its subordinated loan of $3.5 million, provided an uncommitted credit facility of up to $3.5 million and terminated the revolving credit facility and term loan. During the year ended December 31, 2017, the Company advanced $3.5 million on the uncommitted credit facility. During the year ended December 31, 2018, the Company received repayments of $5.4 million and advanced $5.4 million on the uncommitted credit facility. As of December 31, 2018, the Company had outstanding advances of $7.4 million to VA&E, inclusive of accrued and unpaid interest. In addition, during the year ended December 31, 2018, the Company received dividends of $0.4 million from VA&E.
Avion. Avion Pacific Limited (“Avion”) is a distributor of aircraft and aircraft related parts. During the years ended December 31, 2017 and 2016, the Company made advances of $1.0 million and $3.0 million, respectively, to Avion. During the year ended December 31, 2017, the Company received repayments on advances of $4.0 million from Avion. As of December 31, 2018 and 2017, the Company had no outstanding advances to Avion. During the year ended December 31, 2018, the Company received dividends of $0.8 million from Avion.
Cleancor. CLEANCOR Energy Solutions LLC (“Cleancor”) is a full service solution provider delivering clean fuel to end users displacing legacy petroleum-based fuels. On June 1, 2018, the Company acquired a controlling interest in Cleancor through the acquisition of its partners’ equity interest (see Note 2).
Other. The Company’s other 50% or less owned companies are primarily industrial aviation businesses in Asia. During the year ended December 31, 2018, the Company received repayments on working capital advances of $0.4 million and received capital distributions of $0.6 million from these 50% or less owned companies. During the year ended December 31, 2017, the Company received repayments on working capital advances of $0.4 million from these 50% or less owned companies. During the year ended December 31, 2016, the Company made advances of $0.8 million to these 50% or less owned companies. As of December 31, 2018, total advances outstanding to these 50% or less owned companies were $2.0 million.

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
6. LEASES AND NOTES RECEIVABLE FROM THIRD PARTIES
From time to time, the Company engages in lending and leasing activities involving various types of equipment. The Company recognizes interest income as payments are due, typically monthly, and expenses all costs associated with its lending and leasing activities as incurred. These leases and notes receivable are typically collateralized by the underlying equipment and require scheduled lease payments or periodic principal and interest payments. As of December 31, 2018 and 2017, the outstanding balance of leases and notes receivable from third parties was $2.3 million and $2.8 million, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets. During the years ended December 31, 2018, 2017 and 2016, the Company made advances on notes receivable from third parties of $0.1 million, $10.1 million and $9.1 million, respectively, and received repayments on notes receivable from third parties of $0.6 million, $34.5 million and $6.3 million, respectively. During the year ended December 31, 2016, the Company recognized reserves of $6.7 million for one of its notes receivable from third parties following non-performance and a decline in the underlying collateral value.
7. LONG-TERM DEBT
The Company’s borrowings as of December 31 were as follows (in thousands):

	2018	2017
3.0% Convertible Senior Notes(1)	$107,284	$230,000
2.5% Convertible Senior Notes	64,455	64,455
3.25% Convertible Senior Notes(2)	117,782	—
7.375% Senior Notes(3)	—	153,090
SEA-Vista Credit Facility(4)	87,977	135,714
ISH Credit Facility(5)	—	12,200
Other(6)	8,561	10,633
	386,059	606,092
Portion due within one year	(8,497)	(77,842)
Debt discount included in long-term debt	(28,334)	(23,152)
Debt issuance costs included in long-term debt	(3,100)	(3,593)
	$346,128	$501,505
______________________

(1)
Excludes unamortized discount and unamortized issue costs of $7.2 million and $0.7 million, respectively, as of December 31, 2018 and $22.9 million and $2.3 million, respectively, as of December 31, 2017.

(2)	Excludes unamortized discount and unamortized issue costs of $21.1 million and $1.9 million, respectively, as of December 31, 2018.

(3)	Excludes unamortized discount and unamortized issue costs of $0.2 million and $0.3 million, respectively, as of December 31, 2017.

(4)	Excludes unamortized issue costs of $0.4 million and $0.7 million as of December 31, 2018 and December 31, 2017, respectively.

(5)	Excludes unamortized issue costs of $0.1 million as of December 31, 2017.

(6)	Excludes unamortized issue costs of $0.1 million and $0.1 million as of December 31, 2018 and December 31, 2017, respectively.

The Company’s contractual long-term debt maturities for the years ended December 31 are as follows (in thousands):

2019	$8,497
2020	80,672
2021	500
2022	503
2023	368
Years subsequent to 2023	295,519
$386,059
3.0% Convertible Senior Notes. On November 13, 2013, SEACOR issued $230.0 million aggregate principal amount of its 3.0% Convertible Senior Notes due November 15, 2028 (the “3.0% Convertible Senior Notes”). Interest on the 3.0% Convertible Senior Notes is payable semi-annually on May 15 and November 15 of each year. Beginning November 15, 2020, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 3.0% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per bond ($1,000 face value). The amount of contingent interest payable for any such period will be equal to 0.45% per annum of such average trading price of the 3.0% Convertible Senior Notes. Prior to August 15, 2028, the 3.0% Convertible Senior Notes are convertible into shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), at a conversion rate (“Conversion Rate”) of 12.5892 shares per bond ($1,000 face value) only if certain conditions are met, as more fully described in the indenture. After August 15, 2028, holders may elect to convert at any time. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 1,350,620 shares as of December 31, 2018. On or after November 19, 2018, the 3.0% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On November 19, 2020, November 20, 2023 or if the Company undergoes a fundamental change, as more fully described in the indenture, the holders of the 3.0% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase.
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
On May 15, 2018, the Company exchanged $117.8 million aggregate principal amount of its outstanding 3.0% Convertible Senior Notes for a like principal amount of new 3.25% Convertible Senior Notes (see discussion below). In addition, during the year ended December 31, 2018, the Company purchased $4.9 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $4.7 million. These transactions resulted in debt extinguishment losses of $5.4 million included in the accompanying consolidated statements of income (loss).
2.5% Convertible Senior Notes. On December 11, 2012, SEACOR issued $350.0 million aggregate principal amount of its 2.5% Convertible Senior Notes due December 15, 2027 (the “2.5% Convertible Senior Notes”). Interest on the 2.5% Convertible Senior Notes is payable semi-annually on June 15 and December 15 of each year. Beginning December 15, 2017, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 2.5% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per bond ($1,000 face value). The amount of contingent interest payable for any such period will be equal to 0.25% per annum of such average trading price of the 2.5% Convertible Senior Notes. Prior to September 15, 2027, the 2.5% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate of 19.0381 shares per bond ($1,000 face value) only if certain conditions are met, as more fully described in the indenture. After September 15, 2027, holders may elect to convert at any time. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 1,227,101 shares as of December 31, 2018. On December 12, 2017, the Company entered into a supplemental indenture, which amended the indenture to provide holders with an additional put right for their Notes on May 31, 2018. In addition, the Company surrendered and waived its right to redeem the Notes until May 31, 2018. Subsequent to May 31, 2018, the 2.5% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On December 19, 2022, or if the Company undergoes a fundamental change, as more fully described in the indenture as amended by the first supplemental indenture dated as of December 12, 2017, the holders of the 2.5% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase.
The Company accounts separately for the liability and equity components of the 2.5% Convertible Senior Notes and the associated underwriting fees in a manner that reflects the Company’s non-convertible borrowing rate. The resulting debt discount and offering costs associated with the liability component is amortized as additional non-cash interest expense over the five year period for which the debt was expected to be outstanding (December 19, 2017) for an overall effective annual interest rate of 6.5%. Beginning December 19, 2017, the effective annual interest rate is equal to the stated coupon rate of 2.5%.
During the year ended December 31, 2017, the Company purchased $61.7 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $61.9 million. Consideration of $60.5 million was allocated to the settlement of the long-term debt resulting in gains on debt extinguishment of $0.1 million included in the accompanying consolidated statements of income (loss). Consideration of $1.4 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes as included in the accompanying consolidated statements of changes in equity. Pursuant to the put option set forth in the indenture and governing the 2.5% Convertible Senior Notes, the Company completed a tender offer for the 2.5% Convertible Senior Notes in which, on December 19, 2017, the Company purchased $31.0 million in principal amount of its 2.5% Convertible Senior Notes that were validly surrendered for purchase for total consideration of $31.0 million.
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
3.25% Convertible Senior Notes. On May 15, 2018, SEACOR issued $117.8 million aggregate principal amount of its 3.25% Convertible Senior Notes due May 15, 2030 (the “3.25% Convertible Senior Notes”). Interest on the 3.25% Convertible Senior Notes is payable semi-annually on May 15 and November 15 of each year. Beginning May 15, 2025, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 3.25% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per bond ($1,000 face value). The amount of contingent interest payable for any such period will be equal to 0.45% per annum of such average trading price of the 3.25% Convertible Senior Notes. Prior to February 15, 2030, the 3.25% Convertible Senior Notes are convertible into shares of Common Stock, at a Conversion Rate of 13.1920 shares per bond ($1,000 face value) only if certain conditions are met, as more fully described in the indenture. After February 15, 2030, holders may elect to convert at any time. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 1,553,780 shares as of December 31, 2018. On or after May 15, 2022, the 3.25% Convertible Senior Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On May 15, 2025, or if the Company undergoes a fundamental change, as more fully described in the indenture, the holders of the 3.25% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase.
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
7.375% Senior Notes. On September 24, 2009, SEACOR issued $250.0 million aggregate principal amount of its 7.375% Senior Notes due October 1, 2019 (the “7.375% Senior Notes”). The 7.375% Senior Notes were issued under a supplemental indenture dated as of September 24, 2009 (the “2009 Supplemental Indenture”) to the base indenture relating to SEACOR’s senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee. Interest on the 7.375% Senior Notes was payable semi-annually on April 1 and October 1 of each year. The 7.375% Senior Notes were redeemed at a price equal to the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified “make-whole” premium. The 2009 Supplemental Indenture contained covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined, and certain restrictions on SEACOR consolidating with or merging into any other Person, as more fully described in the indenture.
During the year ended December 31, 2018, and prior to their redemption, the Company purchased $5.7 million in principal amount of its 7.375% Senior Notes for $5.9 million. On October 31, 2018, the Company redeemed the remaining $147.4 million in principal amount of its 7.375% Senior Notes for $153.0 million including a make-whole premium of $5.6 million calculated in accordance with the terms of the indenture. These transactions resulted in losses on debt extinguishment of $6.1 million included in the accompanying consolidated statements of income (loss).
During the year ended December 31, 2017, the Company purchased $7.6 million in principal amount of its 7.375% Senior Notes for $7.7 million resulting in losses on debt extinguishment of $0.2 million included in the accompanying consolidated statements of income (loss).
During the year ended December 31, 2016, the Company purchased $35.2 million in principal amount of its 7.375% Senior Notes for $33.1 million resulting in gains on debt extinguishment of $1.9 million included in the accompanying consolidated statements of income (loss).

SEA-Vista Credit Facility. On April 15, 2015, SEA-Vista entered into a $300.0 million credit agreement with a syndicate of lenders that matures in 2020 (the “SEA-Vista Credit Facility”) and is secured by substantially all of SEA-Vista’s tangible and intangible assets, including its fleet of U.S.-flag petroleum and chemical carriers (See Note 1), with no recourse to SEACOR or its other subsidiaries. The SEA-Vista Credit Facility is comprised of three tranches: (i) a $100.0 million revolving credit facility (the “Revolving Loan”); (ii) an $80.0 million term loan (the “Term A-1 Loan”); and (iii) a $120.0 million delayed draw term loan (the “Term A-2 Loan”). The proceeds from the SEA-Vista Credit Facility were and will be used to fund SEA-Vista’s working capital, general corporate purposes, capital commitments and the redemption of its Title XI Bonds. All three loans bear interest at a variable rate determined by reference to the London Interbank Offered Rate (“LIBOR”) plus a margin of between 2.00% and 2.75% as determined in accordance with the SEA-Vista Credit Facility or, at the election of SEA-Vista, a Base Rate plus a margin of between 1.25% and 1.75% as determined in accordance with the SEA-Vista Credit Facility. A quarterly fee is payable on the unused commitments of all three tranches. SEA-Vista incurred $3.1 million of issuance costs related to the SEA-Vista Credit Facility.
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
During the year ended December 31, 2018, SEA-Vista repaid $39.0 million on the Revolving Loan, $3.3 million on the Term A-1 Loan and $5.5 million on the Term A-2 Loan. In addition, as of December 31, 2018, SEA-Vista had $94.0 million of borrowing capacity under the SEA-Vista Credit Facility.
During the year ended December 31, 2017, SEA-Vista drew $44.9 million and repaid $85.9 million on the Revolving Loan, $39.4 million on the Term A-1 Loan and $63.1 million on the Term A-2 Loan resulting in debt extinguishment losses of $0.7 million.
During the year ended December 31, 2016, SEA-Vista drew $87.0 million and repaid $14.0 million on the Revolving Loan, and made scheduled repayments of $3.8 million on the Term A-1 Loan.
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
ISH Credit Facility. On July 3, 2017, ISH emerged from bankruptcy pursuant to the Plan (see Note 2). In conjunction with the emergence under the Plan, ISH assumed debt of $25.0 million under a credit facility with a maturity date of July 2020. The facility consisted of two tranches: (i) a $5.0 million revolving credit facility (the “ISH Revolving Loan”) and (ii) a $20.0 million term loan (the “ISH Term Loan”) (collectively the “ISH Credit Facility”). ISH incurred $0.1 million of issuance costs in connection with the ISH Credit Facility. The proceeds from this facility were used for general working capital purposes and payments to ISH’s creditors in accordance with the Plan.
Interest on both loans were based on a variable rate of either LIBOR multiplied by the Statutory Reserve Rate or Prime Rate plus an applicable margin, as defined in the ISH Credit Facility. A quarterly fee of 0.5% was payable on the unused commitment of the ISH Revolving Loan. Beginning September 30, 2017, ISH was required to make quarterly prepayments on the ISH Term Loan of $0.7 million. Commencing with the calendar year ending December 31, 2018, ISH was required to make annual prepayments on the ISH Term Loan in an amount equal to 50% of excess cash flow as defined in the credit agreement.
The ISH Credit Facility contained various financial and restrictive covenants applicable to ISH and its subsidiaries including indebtedness to EBITDA and adjusted EBITDA to interest expense maintenance, as defined in the ISH Credit Facility. The ISH Credit Facility was non-recourse to SEACOR and its subsidiaries other than ISH. The ISH Credit Facility was secured by substantially all of ISH’s assets, including its fleet of U.S.-flag bulk carriers (See Notes 1 and 2).
During the year ended December 31, 2018, ISH repaid the outstanding balance of $12.2 million on the ISH Term Loan and terminated the credit facility resulting in debt extinguishment losses of $0.1 million included in the accompanying consolidated statements of income (loss). During the year ended December 31, 2017, ISH repaid $7.8 million on the ISH Term Loan and $5.0 million on the ISH Revolving Loan.

Other. During 2017, the Company acquired $3.9 million of other debt related to the ISH acquisition (see Note 2). This debt bore interest at 7.0% and was collateralized by certain acquired assets. As of December 31, 2018, this debt had been fully repaid. In addition, the Company has various other obligations including equipment and facility mortgages. As of December 31, 2018, these obligations have maturities ranging from 2020 through 2026, have interest rates ranging from to 3.4% to 4.3% and require periodic payments of interest and principal. During the year ended December 31, 2016, proceeds from the issuance of other debt, net of issue costs was $7.4 million. During the years ended December 31, 2018, 2017 and 2016, repayments on other debt was $2.1 million (including the repayment and termination of the debt related to the ISH acquisition), $3.0 million and $0.4 million, respectively.
Letters of Credit. As of December 31, 2018, the Company had outstanding letters of credit totaling $9.5 million with various expiration dates through 2027.
Guarantees. The Company has guaranteed the payments of amounts owned under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of December 31, 2018, these guarantees on behalf of SEACOR Marine totaled $41.9 million and the amount declines as payments are made on the outstanding obligations through 2023. The Company earns a fee from SEACOR Marine of 50 basis points per annum on these guarantees. For the years ended December 31, 2018 and 2017, the Company earned fees of $0.3 million and $0.6 million, respectively, related to these arrangements.
Repurchase Authority. SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, 7.375% Senior Notes, 3.0% Convertible Senior Notes, 3.25% Convertible Senior Notes, 2.5% Convertible Senior Notes (collectively the “Securities”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of December 31, 2018, SEACOR had remaining authorization for Securities repurchases of $66.7 million.
8. INCOME TAXES
Income (loss) before income tax expense (benefit) and equity in earnings (losses) of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 were as follows (in thousands):

	2018	2017	2016
United States	$33,563	$28,546	$(93,145)
Foreign	56,558	4,748	(1,105)
Eliminations and other	1,568	1,911	2,014
	$91,689	$35,205	$(92,236)
The Company files a consolidated U.S. federal tax return. The components of income tax expense (benefit) for the years ended December 31 were as follows (in thousands):

	2018	2017	2016
Current:
State	$253	$1,136	$4,830
Federal	20,776	(17,181)	6,998
Foreign	2,899	333	379
	23,928	(15,712)	12,207
Deferred:
State	(3,001)	12	(2,280)
Federal	(12,512)	(51,489)	(46,652)
	(15,513)	(51,477)	(48,932)
	$8,415	$(67,189)	$(36,725)

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31:

	2018	2017	2016
Statutory rate	21.0%	35.0%	35.0%
Income subject to tonnage tax	(1.3)%	(5.9)%	—%
Dorian distribution	—%	22.8%	—%
Reversal of uncertain tax position	—%	(28.7)%	—%
U.S. federal income tax statutory changes	—%	(190.2)%	—%
Non-deductible expenses	0.2%	0.8%	1.0%
Noncontrolling interests	(5.7)%	(22.4)%	6.3%
Foreign earnings not subject to U.S. income tax	(16.2)%	—%	—%
Foreign taxes not creditable against U.S. income tax	3.2%	—%	—%
Losses of foreign subsidiaries not benefited	—%	(6.6)%	(1.4)%
Subpart F income	12.1%	—%	—%
State taxes	(3.1)%	1.2%	(0.9)%
Share award plans	(0.3)%	2.0%	—%
Other	(0.7)%	1.1%	(0.2)%
	9.2%	(190.9)%	39.8%
On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, eliminating or capping certain deductions, imposing a mandatory one-time tax on accumulated earnings in foreign subsidiaries, introducing new tax regimes and changing how foreign earnings are subject to U.S. taxation. The statutory corporate tax rate reduction is effective for tax years beginning on or after January 1, 2018. During the year ended December 31, 2017, the Company recorded a net income tax benefit of $66.9 million as a consequence of reducing its net deferred tax liabilities to reflect the change in the statutory tax rate.
The Company records an additional income tax benefit or expense based on the difference between the fair market value of share awards at the time of grant and the fair market value at the time of vesting or exercise. For the year ended December 31, 2016, an additional net income tax expense was recorded in stockholders’ equity of $2.3 million.
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

The components of the net deferred income tax liabilities for the years ended December 31 were as follows (in thousands):

	2018	2017
Deferred tax liabilities:
Property and equipment	$93,049	$92,127
Long-term debt	18,355	22,519
Investments in 50% or less owned companies	1,934	811
Intangible assets	614	1,006
Deductible goodwill	344	—
Other	31	96
Total deferred tax liabilities	114,327	116,559
Deferred tax assets:
Share award plans	3,711	3,476
Losses on marketable securities	8,596	5,986
Deductible goodwill	—	312
Debt and equity issuance costs	379	406
Other	11,178	11,652
Total deferred tax assets	23,864	21,832
Valuation allowance	(3,957)	(6,695)
Net deferred tax assets	19,907	15,137
Net deferred tax liabilities	$94,420	$101,422
During the year ended December 31, 2018, the Company decreased its valuation allowance for state net operating loss carryforwards from $6.7 million to $4.0 million.
9. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Cash Flow Hedges. One of the Company’s 50% or less owned companies, had an interest rate swap agreement designated as a cash flow hedge that matured in April 2017. This interest rate swap called for this company to pay a fixed interest rate of 2.79% on the amortized notional value and receive a variable interest rate based on LIBOR on the amortized notional value. By entering into this interest rate swap agreement, this company converted the variable LIBOR component of certain of its outstanding borrowings to a fixed interest rate.
Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2018	2017	2016
Exchange option liability on subsidiary convertible senior notes	$—	$19,436	$(13,826)
Forward currency exchange, option and future contracts	—	291	(296)
Exchange traded commodity swap, option and future contracts	—	—	(9)
	$—	$19,727	$(14,131)
The exchange option liability on subsidiary convertible senior notes terminated on June 1, 2017 as a consequence of the Spin-Off.
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. As of December 31, 2018, there were no outstanding forward currency exchange contracts.
Certain of the Company’s 50% or less owned companies have entered and settled positions in various exchange traded commodity swap, option and future contracts. As of December 31, 2018, there were no outstanding contracts.

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
The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2018
ASSETS
Cash, cash equivalents, restricted cash and restricted cash equivalents	$147,212	$—	$—
Marketable securities(1)	30,316	—	—
Construction reserve funds	3,908	—	—
2017
ASSETS
Cash, cash equivalents, restricted cash and restricted cash equivalents	$242,228	$—	$—
Marketable securities(1)	42,761	—	—
Construction reserve funds	51,339	—	—
______________________

(1)
Marketable security losses, net include losses of $12.4 million, gains of $0.1 million and losses of $18.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to marketable security positions held by the Company as of December 31, 2018. Marketable security losses, net include gains of $0.1 million and losses of $18.5 million for the years ended December 31, 2017 and 2016, respectively, related to marketable security positions held by the Company as of December 31, 2017.

The estimated fair value of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
2018
ASSETS
Notes receivable from third parties (included in other receivables and other assets)	$2,182	$—	$2,159	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,300	see below
LIABILITIES
Long-term debt, including current portion(1)	354,625	—	353,929	—
2017
ASSETS
Notes receivable from third parties (included in other receivables and other assets)	$2,647	$943	$1,642	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,300	see below
LIABILITIES
Long-term debt, including current portion(1)	579,347	—	596,246	—
______________________

(1)	The estimated fair value includes the embedded conversion options on the Company’s 3.0% and 3.25% Convertible Senior Notes.

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
The Company’s non-financial assets that were measured at fair value during the years ended December 31 were as follows (in thousands):

	Level 1	Level 2	Level 3
2018
ASSETS
Investments, at equity, and advances in 50% or less owned companies	$—	3,219	$—
2017
ASSETS
Investments, at equity, and advances in 50% or less owned companies	$—	$6,000	$—
Investments, at equity, and advances in 50% or less owned companies. During the year ended December 31, 2018, the Company marked its investment in Cleancor to fair value as a consequence of the Company acquiring its partners’ 50% interest, resulting in a gain of $0.1 million, net of tax, based on the fair value of the acquired interest (see Note 2). In addition, During the year ended December 31, 2018, the company identified indicators of impairment in one of the Company’s other 50% or less owned companies and, as a consequence, recognized an impairment charge of $0.1 million for an other-than-temporary decline in fair value. The investment was determined to have an immaterial value.
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
During the years ended December 31, 2018, 2017 and 2016, the Company acquired no shares of Common Stock for treasury under the Securities repurchase plan. As of December 31, 2018, SEACOR had remaining authorization for Securities repurchases of $66.7 million.
During the years ended December 31, 2017 and 2016, the Company acquired for treasury 212,659 and 47,455 shares of Common Stock, respectively, for aggregate purchase prices of $12.3 million and $2.4 million, respectively, from its employees to cover their tax withholding obligations related to share award transactions. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors.
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

12. NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries as of December 31 were as follows (in thousands):

	Noncontrolling Interests			2018	2017
Ocean Services:
SEA-Vista	49%			148,665	128,550
Inland Services:
Other	3.0%	–	51.8%	862	977
Other	5.0%			161	151
				$149,688	$129,678
SEA-Vista. SEA-Vista owns and operates the Company’s fleet of U.S.-flag petroleum and chemical carriers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products. As of December 31, 2018 and 2017, the net assets of SEA-Vista were $303.4 million and $262.3 million, respectively. During the year ended December 31, 2018, the net income of SEA-Vista was $51.2 million, of which $25.1 million was attributable to noncontrolling interests. During the year ended December 31, 2017, the net income of SEA-Vista was $45.9 million, of which $22.5 million was attributable to noncontrolling interests. During the year ended December 31, 2016, the net income of SEA-Vista was $36.3 million, of which $17.8 million was attributable to noncontrolling interests.
13. SAVINGS, MULTI-EMPLOYER AND DEFINED BENEFIT PENSION PLANS
SEACOR Savings Plan. The Company provides a defined contribution plan (the “Savings Plan”) for its eligible U.S.-based employees. The Company’s contribution to the Savings Plan is limited to 3.5% of an employee’s wages depending upon the employee’s level of voluntary wage deferral into the Savings Plan and is subject to annual review by the Board of Directors. The Company’s Savings Plan costs were $2.0 million, $1.8 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The obligations of the Company to pay deferred compensation under the Deferred Compensation Plan are general unsecured obligations of the Company and rank equally with other unsecured indebtedness of the Company that is outstanding from time to time. As of December 31, 2018 and 2017, the Company had obligations of $0.6 million and $0.5 million, respectively, related to the Deferred Compensation Plan that are included in the accompanying consolidated balance sheets as deferred gains and other liabilities. The total amount of the Company’s obligation under the Deferred Compensation Plan will vary depending upon the level of participation by participants and the amount of compensation that participants elect to defer under the plan. The duration of the Deferred Compensation Plan is indefinite (subject to the Board of Directors’ discretion to amend or terminate the plan).

AMOPP and SPP. Certain subsidiaries of the Company are participating employers in two industry-wide, multi-employer defined benefit pension plans, the American Maritime Officers Pension Plan (the “AMOPP” - EIN: 13-1936709) and the Seafarers Pension Plan (the “SPP” - EIN: 13-6100329). The Company’s participation in these plans relates to certain employees of the Company’s Ocean Services business segment. During the years ended December 31, 2018, 2017 and 2016, the Company made contributions of $2.5 million, $2.4 million and $1.8 million, respectively in the aggregate to the AMOPP and SPP.
Under federal pension law, the AMOPP was deemed in critical status for the 2009 and 2010 plan years. The AMOPP was frozen in January 2010 and a ten year rehabilitation plan was adopted by the AMOPP trustees in February 2010 whereby benefit changes and increased contributions by participating employers were expected to improve the funded status of the AMOPP. On December 28, 2012, the AMOPP was elevated to endangered status primarily as a result of favorable investment performance and the rehabilitation plan adopted by the AMOPP trustees. Based on an actuarial valuation performed as of September 30, 2017, the latest period for which an actuarial valuation is available, if the Company chose to fully withdraw from the AMOPP at that time, its withdrawal liability would have been $34.4 million. That liability may change in future years based on various factors, primarily employee census. As of December 31, 2018, the Company had no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
The SPP was neither in endangered or critical status for the 2016 plan year, the latest period for which a report is available, as the SPP was fully funded.
Multi-Employer Defined Contribution Plans. In accordance with collective bargaining agreements between the Company and the American Maritime Officers Union, the latest of which expires on August 31, 2019, the Seafarers International Union, the latest of which expires on July 31, 2022, the Masters Mates and Pilots Union, which expires July 2, 2022 and the Marine Engineer Benefit Association, which expires July 2, 2022, the Company makes periodic contributions to various defined contribution and 401(k) plans for the benefit of the participants. The contributions to these plans are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of income (loss). During the years ended December 31, 2018, 2017 and 2016, the Company made contributions of $1.0 million, $1.0 million and $0.3 million, respectively, in the aggregate to these plans. During the years ended December 31, 2018, 2017 and 2016, none of the Company’s contributions to any of these plans exceeded 5% of total contributions to each plan and the Company did not pay any material surcharges. As of December 31, 2018, there is no required minimum future contributions to these plans. The Company’s obligations for future contributions are based upon the number of employees subject to the collective bargaining agreements, their rates of pay and the number of days worked. Future negotiations of collective bargaining agreements between the Company and the participating unions, including the contribution levels for these plans or any additional plans that may come into existence, may result in increases to the Company’s wage and benefit costs and those increases may be material.
ISH Retirement Plan. ISH sponsored a defined benefit pension plan (the “ISH Retirement Plan”) covering non-union employees prior to its acquisition by the Company on July 3, 2017 (see Note 2). The ISH Retirement Plan generally provided participants with benefits based on years of service and compensation levels for participants hired prior to September 1, 2006. From that date forward, the benefit was calculated prospectively under a cash balance formula with pay credits based on age plus service years and interest credits based on an as defined U.S. treasury rate. Effective July 3, 2017, in conjunction with the Plan, an amendment was made to the ISH Retirement Plan that fully vested all active participants as of January 1, 2017 and froze the retirement benefits effective August 31, 2017. As of August 31, 2017, all retirement benefits earned were fully preserved and will be paid in accordance with the ISH Retirement Plan and legal requirements.
The funded status of the ISH Retirement Plan and the related pension income (expense) as of and for the years ended December 31, were as follows (in thousands):

	2018	2017
Fair Value of Assets	$34,923	$38,492
Projected Benefit Obligation	(34,299)	(36,940)
Funded Status(1)	$624	$1,552

Pension income (expense)(2)	$(928)	$1,315
_____________________

(1)	Included in other assets in the accompanying consolidated balance sheets.

(2)	For 2017, pension income for the period July 3, 2017 through December 31, 2017.

The significant assumptions used in determining the projected benefit obligation as of December 31, and pension income (expense) for the years ended December 31, were as follows:

	2018	2017
Discount rate	4.05%	3.50%
Rate of increase in compensations levels(1)	N/A	4.50%
CPI	2.25%	2.00%
Cash balance interest credits (compounded annually)	4.00%	4.10%
Expected long-term rate of return on plan assets	6.75%	6.75%
_____________________

(1)	For the period July 3, 2017 through August 31, 2017, the date retirement benefits were frozen.
The future benefit payments expected to be paid in each of the next five fiscal years are as follows (in thousands):

2019	2,130
2020	2,090
2021	2,080
2022	2,170
2023	2,150
14. SHARE BASED COMPENSATION
Share Incentive Plans. SEACOR’s stockholders approved the 2014 Share Incentive Plan to provide for the grant of options to purchase shares of Common Stock, stock appreciation rights, restricted stock, stock awards, performance awards and restricted stock units to non-employee directors, key officers and employees of the Company. The 2014 Share Incentive Plan superseded the 2007 Share Incentive Plan (collectively including all predecessor plans, the “Share Incentive Plans”). The Compensation Committee of the Board of Directors administers the Share Incentive Plans. A total of 6,650,000 shares of Common Stock have been authorized for grant under the Share Incentive Plans. All shares issued pursuant to such grants are newly issued shares of Common Stock. The exercise price per share of options granted cannot be less than 100% of the fair market value of Common Stock at the date of grant under the Share Incentive Plans. Grants to date have been limited to stock awards, restricted stock, restricted stock units and options to purchase shares of Common Stock.
Restricted stock typically vests from one to five years after date of grant and options to purchase shares of Common Stock typically vest and become exercisable from one to five years after date of grant. Options to purchase shares of Common Stock granted under the Share Incentive Plans expire no later than the tenth anniversary of the date of grant. In the event of a participant’s death, retirement, termination by the Company without cause or a change in control of the Company, as defined in the Share Incentive Plans, restricted stock vests immediately and options to purchase shares of Common Stock vest and become immediately exercisable.
Employee Stock Purchase Plans. During the year ended December 31, 2018, SEACOR’s stockholders approved an amendment to the 2009 Employee Stock Purchase Plan (collectively including all predecessor plans, the “Employee Stock Purchase Plans”) increasing the shares of Common Stock available for issuance under the plan by 300,000 and extending the term to ten years from the date of the Company’s 2018 annual meeting of stockholders. The Employee Stock Purchase Plans permit the Company to offer Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock is made available for purchase under the Employee Stock Purchase Plans for six-month offering periods. The Employee Stock Purchase Plans are intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of SEACOR may amend or terminate the Employee Stock Purchase Plans at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the Employee Stock Purchase Plans may be made without stockholder approval. A total of 900,000 shares of Common Stock have been approved for purchase under the Employee Stock Purchase Plans with all shares issued from those held in treasury.

Share Award Transactions. The following transactions have occurred in connection with the Company’s share based compensation plans during the years ended December 31:

	2018	2017	2016
Restricted stock awards granted	121,850	153,100	137,258
Restricted stock awards forfeited	—	(2,444)	(2,867)
Director stock awards granted	2,875	1,750	3,125
Stock Option Activities:
Outstanding as of the beginning of year	1,546,014	1,639,865	1,690,899
Granted(1)	142,550	1,013,893	197,550
Exercised	(220,694)	(562,587)	(113,820)
Forfeited	—	(3,374)	(18,760)
Expired	(479)	(541,783)	(116,004)
Outstanding as of the end of year	1,467,391	1,546,014	1,639,865
Employee Stock Purchase Plans shares issued	45,251	36,552	41,924
Shares available for issuance under Share Incentive and Employee Stock Purchase Plans as of the end of year(2)	884,218	896,265	522,341
______________________

(1)	On June 2, 2017, the Company granted 846,353 stock options to existing option holders under make-whole provisions upon the Spin-off.

(2)	Shares available for future grants and ESPP purchases were adjusted on June 2, 2017 to reflect the Spin-off in accordance with make-whole provisions of the plans.
During the years ended December 31, 2018, 2017 and 2016, the Company recognized $4.0 million, $32.5 million and $14.1 million, respectively, of compensation expense related to stock awards, stock options, employee stock purchase plans purchases and restricted stock (collectively referred to as “share awards”). During 2017, compensation expense related to stock awards included $16.6 million associated with the Spin-off and the accelerated vesting of incentive share awards in advance of changes in the U.S. federal income tax code. As of December 31, 2018, the Company had approximately $9.0 million in total unrecognized compensation costs of which $3.2 million and $2.6 million are expected to be recognized in 2019 and 2020, respectively, with the remaining balance recognized through 2023.
The weighted average values of grants under the Company’s Share Incentive Plans were $29.72, $37.20 and $31.31 for the years ended December 31, 2018, 2017 and 2016, respectively. The fair value of each option granted during the years ended December 31, 2018, 2017 and 2016, is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 26.6%, 25.5% and 26.5%, respectively, (c) weighted average discount rates of 2.78%, 1.92% and 1.59%, respectively, and (d) expected lives of 5.58 years, 5.59 years and 6.25 years, respectively.
During the year ended December 31, 2018, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Price
Nonvested as of December 31, 2017	—	$—
Granted	121,850	$46.66
Vested	—	$—
Forfeited	—	$—
Nonvested as of December 31, 2018	121,850	$46.66
During the year ended December 31, 2018, no restricted stock vested. During the years ended December 31, 2017 and 2016, the total grant date fair value of restricted stock that vested was $26.1 million and $10.8 million, respectively.

During the year ended December 31, 2018, the number of shares and the weighted average exercise price on stock option transactions were as follows:

	Total Options
	Number of Shares	Weighted Average Exercise Price
Outstanding, as of December 31, 2017	1,546,014	$39.73
Granted	142,550	$48.36
Exercised	(220,694)	$31.19
Expired	(479)	$53.38
Outstanding, as of December 31, 2018	1,467,391	$41.85
Outstanding and Exercisable, as of December 31, 2018	997,019	$41.72
During the years ended December 31, 2018, 2017 and 2016, the aggregate intrinsic value of exercised stock options was $3.9 million, $5.6 million and $1.4 million, respectively. As of December 31, 2018, the weighted average remaining contractual term for total outstanding stock options and vested/exercisable stock options was 5.23 and 4.00 years, respectively. As of December 31, 2018, the aggregate intrinsic value of all options outstanding and all vested/exercisable options outstanding was $2.0 million and $1.7 million, respectively.
15. RELATED PARTY TRANSACTIONS
The Company manages barge pools as part of its Inland Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Companies controlled by Mr. Fabrikant, the Executive Chairman and Chief Executive Officer of SEACOR, and trusts established for the benefit of Mr. Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. During the years ended December 31, 2018, 2017 and 2016, Mr. Fabrikant and his affiliates earned $0.8 million, $0.5 million and $0.8 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2018 and 2017, the Company owed Mr. Fabrikant and his affiliates $0.5 million and $0.5 million, respectively, for undistributed net barge pool results.
Mr. Fabrikant is a director of SEACOR Marine. The Company has provided certain transition services to SEACOR Marine related to the Spin-off and the total amount earned from these transition services during the years ended December 31, 2018 and 2017 was $4.6 million and $3.5 million, respectively. As of December 31, 2018, SEACOR Marine owed the Company $0.5 million for these services and other costs and expenses and is included in other receivables in the accompanying consolidated balance sheets.
16. COMMITMENTS AND CONTINGENCIES
The Company's capital commitments as of December 31, 2018 by year of expected payment were as follows (in thousands):

	2019	2020	Total
Ocean Services	$3,479	$6,161	$9,640
Inland Services	19,599	920	20,519
	$23,078	$7,081	$30,159
Ocean Services' capital commitments included an interest in two foreign- flag rail ferries and other equipment and vessel improvements. Inland Services’ capital commitments included two inland river towboats and other equipment and vessel and terminal improvements. Subsequent to December 31, 2018, the Company committed to purchase additional property and equipment for $3.9 million.

During 2012, the Company sold National Response Corporation (“NRC”), NRC Environmental Services Inc., SEACOR Response Ltd., and certain other subsidiaries to J.F. Lehman & Company, a private equity firm (the “SES Business Transaction”).
On December 15, 2010, O’Brien’s Response Management L.L.C. (“ORM”) and NRC were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico, which is currently pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserted various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned “B3” master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order. On February 16, 2016, all but eleven “B3” claims against ORM and NRC were dismissed with prejudice (the “B3 Dismissal Order”). On August 2, 2016, the Court granted an omnibus motion for summary judgment as it concerns ORM and NRC in its entirety, dismissing the remaining eleven plaintiffs’ claims against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). The deadline to appeal both of these orders has expired. At present, there is only one remaining claim. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.) (the “Fitzgerald Action”), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. While the decedent in the Fitzgerald Action’s claims against ORM and NRC were dismissed by virtue of the Remaining Eleven Plaintiffs’ Dismissal Order, the claim as against the Company remains stayed.
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

Separately, on March 2, 2012, the Court announced that BP Exploration and BP America Production Company (“BP America”) and (collectively “BP”) and the Plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, Plaintiffs’ economic loss and property damage claims and clean-up related claims against BP. The Company, ORM, and NRC had no involvement in negotiating or agreeing to the terms of either settlement, nor are they parties or signatories thereto. The BP settlement pertaining to personal injury claims (the “Medical Settlement”) purported to resolve the “B3” claims asserted against BP and also established a right for class members to pursue individual claims against BP (but not ORM or NRC) for later-manifested physical conditions. The back-end litigation-option (“BELO”) provision of the Medical Settlement has specifically-delineated procedures and limitations, should any “B3” class member seek to invoke their BELO right. For example, there are limitations on the claims and defenses that can be asserted, as well as on the issues, elements, and proofs that may be litigated at any trial and the potential recovery for any Plaintiff. Notwithstanding that the Company, ORM, and NRC are listed on the Medical Settlement’s release as to claims asserted by Plaintiffs, the Medical Settlement still permits BP to seek indemnity from any party, to the extent BP has a valid indemnity right. The Medical Settlement was approved by the Court on January 11, 2013 and made effective on February 12, 2014. As of early February 2019, BP has tendered approximately 700 claims invoking BELO rights for indemnity pursuant to service contracts to ORM and approximately 70 such claims to NRC. ORM and NRC have rejected BP’s contention that BP is entitled to defense and indemnity coverage from ORM and/or NRC for any of the “B3” claims referenced in BP’s indemnity demands. Moreover, the Company believes that (1) ORM has contractual indemnity coverage for the above-referenced BELO claims through its separate agreements with sub-contractors that worked for ORM during the Deepwater Horizon oil spill response and (2) NRC’s services contract with BP does not provide for broad contractual indemnity as BP contends. The Company, ORM, and NRC are of the belief that BP’s indemnity demands with respect to any “B3” claims, including those involving Medical Settlement class members invoking BELO rights, are untimely and improper and vigorously defend its interest. Overall, however, the Company believes that both settlements have reduced the potential exposure in connection with the various cases relating to the Deepwater Horizon oil spill response and clean-up. The Company is unable to estimate the potential exposure, if any, resulting from these claims, but does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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
In connection with the SES Business Transaction, the Company remains contingently liable for work performed in connection with the Deepwater Horizon oil spill response. Pursuant to the agreement governing the sale, the Company’s potential liability to the purchaser may not exceed the consideration received by the Company for the SES Business Transaction. The Company is currently indemnified under contractual agreements with BP for the potential “B3” liabilities relating to cleanup work performed in connection with the Deepwater Horizon oil spill response; this indemnification is unrelated to, and thus not impacted by, the indemnification BP has demanded for the BELO cases referenced above.
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
As of December 31, 2018, the Company leases in three U.S.-flag petroleum and chemical carriers, five U.S.-flag harbor tugs, four U.S.-flag PCTCs, 48 inland river dry-cargo barges, four inland river towboats, six inland river harbor boats and certain facilities and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease terms. The leases generally contain purchase and lease renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of December 31, 2018, the remaining lease terms of the U.S.-flag petroleum and chemical carriers, which are subject to subleases, have remaining durations from 1 to 92 months. The lease terms of the other equipment range in duration from 1 to 207 months. Certain of the equipment leases are the result of sale-leaseback transactions with finance companies (see Note 3) and certain of the gains arising from such sale-leaseback transactions have been deferred in the accompanying consolidated balance sheets and are being amortized as reductions in rental expense over the lease terms (see Note 1).

Total rental expense for the Company’s operating leases during the years ended December 31, 2018, 2017 and 2016 was $52.8 million, $42.8 million and $35.2 million, respectively. For operating leases with a remaining term in excess of one year as of December 31, 2018, the future minimum payments in the years ended December 31 were as follows (in thousands):

	Total Minimum Lease Payments	Non-cancelable Subleases(1)	Net Minimum Lease Payments
2019	$43,451	$(23,197)	$20,254
2020	41,818	(23,251)	18,567
2021	36,518	(23,196)	13,322
2022	26,615	(19,923)	6,692
2023	14,671	(11,315)	3,356
Years subsequent to 2023	39,665	(29,884)	9,781
____________________

(1)	The total minimum offsetting payments to be received under existing non-cancelable subleases subject to these future minimum lease payments.
As of December 31, 2018, arrangements with remaining terms in excess of one year under which the Company earns lease revenues included the bareboat charter of three U.S.-flag petroleum and chemical carriers, the time charter of four U.S.-flag petroleum and chemical carriers, four U.S.-flag PCTCs, three inland river towboats and one U.S.-flag offshore tug, and the lease of various other property and equipment. As of December 31, 2018, future minimum lease revenues from these arrangements in the years ended December 31 were as follows (in thousands):

	Total Minimum Lease Revenues	Leased-in Obligations(1)	Net Minimum Lease Income
2019	$144,464	$(28,464)	$116,000
2020	132,250	(28,313)	103,937
2021	99,901	(26,381)	73,520
2022	50,308	(20,405)	29,903
2023	33,015	(11,315)	21,700
Years subsequent to 2023	81,983	(29,884)	52,099
____________________

(1)	The total payments to be made under existing non-cancelable leases for the property and equipment subject to these future minimum lease revenues.

17. SEGMENT INFORMATION
The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2018
Operating Revenues:
External customers	414,844	285,688	131,629	3,589	—	835,750
Intersegment	—	—	80	—	(80)	—
	414,844	285,688	131,709	3,589	(80)	835,750
Costs and Expenses:
Operating	269,294	237,010	83,203	2,455	(114)	591,848
Administrative and general	40,179	13,139	24,772	1,841	22,976	102,907
Depreciation and amortization	46,270	24,164	1,944	501	1,700	74,579
	355,743	274,313	109,919	4,797	24,562	769,334
Gains on Asset Dispositions	12,887	6,659	—	37	—	19,583
Operating Income (Loss)	71,988	18,034	21,790	(1,171)	(24,642)	85,999
Other Income (Expense):
Foreign currency losses, net	(168)	(2,002)	(28)	(3)	(63)	(2,264)
Other, net	570	51	—	54,249	94	54,964
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	3,632	(5,686)	203	1,779	—	(72)
Segment Profit	76,022	10,397	21,965	54,854
Other Income (Expense) not included in Segment Profit						(47,010)
Plus Equity in Losses included in Segment Profit						72
Income Before Taxes and Equity in Losses						91,689

Capital Expenditures	39,207	8,298	—	2,639	128	50,272

As of December 31, 2018
Property and Equipment:
Historical cost	930,230	438,848	1,227	6,892	30,132	1,407,329
Accumulated depreciation	(341,999)	(195,094)	(1,031)	(490)	(22,205)	(560,819)
Net property and equipment	588,231	243,754	196	6,402	7,927	846,510
Investments, at Equity, and Advances to 50% or Less Owned Companies	73,939	57,899	471	24,577	—	156,886
Inventories	2,196	1,997	179	158	—	4,530
Goodwill	1,852	2,350	28,506	—	—	32,708
Intangible Assets	8,965	8,991	6,595	—	—	24,551
Other current and long-term assets, excluding cash and near cash assets(1)	48,770	78,903	81,410	2,142	13,178	224,403
Segment Assets	723,953	393,894	117,357	33,279
Cash and near cash assets(1)						181,436
Total Assets						1,471,024
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, restricted cash equivalents, marketable securities and construction reserve funds.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2018
Revenues from Contracts with Customers:
Voyage charters	73,979	—	—	—	—	73,979
Contracts of affreightment	11,872	219,375	—	—	—	231,247
Tariff	74,157	—	—	—	—	74,157
Unit freight	58,326	—	—	—	—	58,326
Terminal operations	—	21,501	—	—	—	21,501
Fleeting operations	—	17,888	—	—	—	17,888
Logistics services	—	14,309	—	—	—	14,309
Time and material contracts	—	—	119,196	—	—	119,196
Retainer contracts	—	—	10,124	—	—	10,124
Product sales(1)	—	—	—	2,686	—	2,686
Other	3,268	5,223	2,389	425	(80)	11,225
Lease Revenues:
Time charter, bareboat charter and rental income	193,242	7,392	—	478	—	201,112
	414,844	285,688	131,709	3,589	(80)	835,750
______________________

(1)	Costs of goods sold related to product sales was $2.1 million.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
		As Adjusted				As Adjusted
For the year ended December 31, 2017
Operating Revenues:
External customers	352,876	248,452	49,055	464	—	650,847
Intersegment	—	—	101	—	(101)	—
	352,876	248,452	49,156	464	(101)	650,847
Costs and Expenses:
Operating	195,285	206,836	32,017	—	(301)	433,837
Administrative and general	36,548	16,558	13,438	831	35,731	103,106
Depreciation and amortization	46,073	25,852	819	—	2,314	75,058
	277,906	249,246	46,274	831	37,744	612,001
Gains (Losses) on Asset Dispositions and Impairments, Net	(323)	11,960	—	—	—	11,637
Operating Income (Loss)	74,647	11,166	2,882	(367)	(37,845)	50,483
Other Income (Expense):
Derivative gains, net	—	—	—	—	19,727	19,727
Foreign currency gains (losses), net	(130)	272	50	6	125	323
Other, net	327	—	—	(301)	230	256
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	7,664	(5,191)	174	305	—	2,952
Segment Profit (Loss)	82,508	6,247	3,106	(357)
Other Income (Expense) not included in Segment Profit (Loss)						(35,584)
Less Equity in Earnings included in Segment Profit (Loss)						(2,952)
Income Before Taxes and Equity in Earnings						35,205

Capital Expenditures	80,006	34,322	60	—	207	114,595

As of December 31, 2017
Property and Equipment:
Historical cost	901,076	448,035	1,227	—	30,131	1,380,469
Accumulated depreciation	(299,528)	(181,573)	(938)	—	(20,505)	(502,544)
Net property and equipment	601,548	266,462	289	—	9,626	877,925
Investments, at Equity, and Advances to 50% or Less Owned Companies	52,003	66,479	777	54,182	—	173,441
Inventories	2,352	1,934	91	—	—	4,377
Goodwill	1,852	2,403	28,506	—	—	32,761
Intangible Assets	10,293	10,486	7,327	—	—	28,106
Other current and long-term assets, excluding cash and near cash assets(1)	49,498	71,500	28,398	1,391	9,611	160,398
Segment Assets	717,546	419,264	65,388	55,573
Cash and near cash assets(1)						336,328
Total Assets						1,613,336
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, restricted cash equivalents, marketable securities and construction reserve funds.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
		As Adjusted				As Adjusted
For the year ended December 31, 2017
Revenues from Contracts with Customers:
Voyage charters	33,623	—	—	—	—	33,623
Contracts of affreightment	15,181	189,080	—	—	—	204,261
Tariff	68,266	—	—	—	—	68,266
Unit freight	50,693	—	—	—	—	50,693
Terminal operations	—	21,488	—	—	—	21,488
Fleeting operations	—	15,561	—	—	—	15,561
Logistics services	—	8,868	—	—	—	8,868
Time and material contracts	—	—	33,352	—	—	33,352
Retainer contracts	—	—	10,192	—	—	10,192
Other	1,879	5,163	5,612	464	(101)	13,017
Lease Revenues:
Time charter, bareboat charter and rental income	183,234	8,292	—	—	—	191,526
	352,876	248,452	49,156	464	(101)	650,847

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
		As Adjusted				As Adjusted
For the year ended December 31, 2016
Operating Revenues:
External customers	229,643	251,241	42,797	482	—	524,163
Intersegment	—	—	119	—	(119)	—
	229,643	251,241	42,916	482	(119)	524,163
Costs and Expenses:
Operating	122,631	208,158	28,561	—	(397)	358,953
Administrative and general	27,825	14,616	16,214	1,001	26,706	86,362
Depreciation and amortization	31,162	26,327	1,539	—	3,537	62,565
	181,618	249,101	46,314	1,001	29,846	507,880
Gains (Losses) on Asset Dispositions and Impairments, Net	411	3,193	(29,587)	—	—	(25,983)
Operating Income (Loss)	48,436	5,333	(32,985)	(519)	(29,965)	(9,700)
Other Income (Expense):
Derivative losses, net	—	—	—	—	(14,131)	(14,131)
Foreign currency gains (losses), net	(18)	1,722	(181)	(1)	(78)	1,444
Other, net	(6,224)	(4)	—	(12,608)	120	(18,716)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(4,697)	(15,944)	305	(704)	—	(21,040)
Segment Profit (Loss)	37,497	(8,893)	(32,861)	(13,832)
Other Income (Expense) not included in Segment Profit (Loss)						(51,133)
Plus Equity in Losses included in Segment Profit (Loss)						21,040
Loss Before Taxes and Equity in Losses						(92,236)

Capital Expenditures	215,837	36,803	2	—	164	252,806

As of December 31, 2016
Property and Equipment:
Historical cost	960,816	432,717	1,559	—	29,474	1,424,566
Accumulated depreciation	(258,004)	(167,127)	(1,244)	—	(18,184)	(444,559)
Net property and equipment	702,812	265,590	315	—	11,290	980,007
Investments, at Equity, and Advances to 50% or Less Owned Companies	51,620	69,181	566	54,094	—	175,461
Inventories	843	1,602	137	—	—	2,582
Goodwill	1,852	2,400	28,506	—	—	32,758
Intangible Assets	—	12,018	8,060	—	—	20,078
Other current and long-term assets, excluding cash and near cash assets(1)	29,801	88,165	14,284	11,193	21,576	165,019
Segment Assets	786,928	438,956	51,868	65,287
Cash and near cash assets(1)						410,777
Discontinued operations						1,075,639
Total Assets						2,862,321
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, restricted cash equivalents, marketable securities and construction reserve funds.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
		As Adjusted				As Adjusted
For the year ended December 31, 2016
Revenues from Contracts with Customers:
Contracts of affreightment	—	192,633	—	—	—	192,633
Tariff	62,249		—	—	—	62,249
Unit freight	43,599		—	—	—	43,599
Terminal operations	—	20,552	—	—	—	20,552
Fleeting operations	—	12,443	—	—	—	12,443
Logistics services	—	4,469	—	—	—	4,469
Time and material contracts	—		25,898	—	—	25,898
Retainer contracts	—		11,654	—	—	11,654
Other	1,451	13,912	5,364	482	(119)	21,090
Lease Revenues:
Time charter, bareboat charter and rental income	122,344	7,232	—	—	—	129,576
	229,643	251,241	42,916	482	(119)	524,163

18. DISCONTINUED OPERATIONS
The Company’s discontinued operations consist of SEACOR Marine and ICP, as following the Spin-off and sale, respectively, the Company has no continuing involvement in either of these businesses (see Note 1). Summarized selected operating results of the Company’s discontinued operations for the years ended December 31 were as follows (in thousands):

	2017	2016
SEACOR Marine
Operating Revenues	$62,291	$215,636
Costs and Expenses:
Operating	65,888	166,925
Administrative and general	29,682	49,308
Depreciation and amortization	22,181	58,069
	117,751	274,302
Gains (Losses) on Asset Dispositions and Impairments, Net	4,219	(116,222)
Operating Loss	(51,241)	(174,888)
Other Income (Expense), Net	1,780	(15,417)
Income Tax Benefit	(12,931)	(63,468)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,663	(6,314)
Net Loss	$(34,867)	$(133,151)
Net Loss Attributable to Noncontrolling Interests	$(1,892)	$(1,103)

ICP
Operating Revenues	$78,061	$177,401
Costs and Expenses:
Operating	76,306	158,495
Administrative and general	2,140	3,011
Depreciation and amortization	2,354	4,299
	80,800	165,805
Operating Income (Loss)	(2,739)	11,596
Other Income, Net (including gain on sale of business)	20,557	4,520
Income Tax Expense	7,818	4,901
Net Income	$10,000	$11,215
Net Income (Loss) Attributable to Noncontrolling Interests	$(539)	$3,688

Eliminations
Operating Revenues	$(1,176)	$(2,517)
Costs and Expenses:
Operating	(1,289)	(2,862)
Administrative and general	(42)	(100)
	(1,331)	(2,962)
Operating Income	155	445
Other Income, Net	1,738	3,732
Income Tax Expense	663	1,462
Net Income	$1,230	$2,715

Loss from Discontinued Operations, Net of Tax	$(23,637)	$(119,221)

19. SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Supplemental information for the years ended December 31 was as follows (in thousands):

	2018	2017	2016
Income taxes paid	$27,465	$6,152	$11,933
Income taxes refunded	299	14,347	3,933
Interest paid, excluding capitalized interest	26,880	32,341	26,662
Schedule of Non-Cash Investing and Financing Activities:
Net issuance of conversion option on exchange of convertible debt	16,120	—	—
Company financed sale of equipment and real property	—	—	7,950
Distribution of Dorian shares to shareholders	—	31,379	—
Reclassification of deferred gains to property and equipment	3,052	5,954	—
Equipment received to settle notes receivable	—	—	2,500
Non-cash proceeds on the sale of property and equipment	—	—	2,000
20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected financial information for interim quarterly periods is presented below (in thousands, except share data). Earnings per common share of SEACOR Holdings Inc. are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
2018
Operating Revenues	$213,838	$220,257	$216,831	$184,824
Operating Income	25,250	34,047	12,014	14,688
Net Income	4,434	27,203	46,007	5,558
Net Income (Loss) attributable to SEACOR Holdings Inc.	(4,686)	17,067	45,126	641
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(0.26)	$0.94	$2.50	$0.04
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(0.26)	$0.88	$2.14	$0.04
2017
	As Adjusted	As Adjusted	As Adjusted	As Adjusted
Operating Revenues	$209,352	$176,605	$128,571	$136,319
Operating Income	22,983	15,090	8,993	3,417
Income (Loss) from Continuing Operations	79,521	10,177	(456)	16,104
Income (Loss) from Discontinued Operations, Net of Tax	(487)	10,927	(28,629)	(5,448)
Net Income (Loss)	79,034	21,104	(29,085)	10,656
Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing Operations	$73,294	$6,634	$(6,782)	$9,703
Discontinued Operations	(487)	10,927	(26,026)	(5,620)
	$72,807	$17,561	$(32,808)	$4,083
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$4.15	$0.38	$(0.39)	$0.57
Discontinued Operations	(0.03)	0.62	(1.52)	(0.33)
	$4.12	$1.00	$(1.91)	$0.24
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$3.37	$0.38	$(0.39)	$0.56
Discontinued Operations	(0.02)	0.62	(1.52)	(0.32)
	$3.35	$1.00	$(1.91)	$0.24

SEACOR HOLDINGS INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2018, 2017 and 2016
(in thousands)

Description	Balance Beginning of Year	Charges (Credits) to Cost and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2018
Allowance for doubtful accounts (deducted from trade and notes receivable)	$2,390	$2,067	$(976)	$3,481
Year Ended December 31, 2017
Allowance for doubtful accounts (deducted from trade and notes receivable)	$2,989	$(175)	$(424)	$2,390
Year Ended December 31, 2016
Allowance for doubtful accounts (deducted from trade and notes receivable)	$1,307	$2,774	$(1,092)	$2,989
______________________

(1)	Trade receivable amounts deemed uncollectible that were removed from accounts receivable and allowance for doubtful accounts.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
1., 2. and audited financial statements for Trailer Bridge, Inc. as of and for three years in the period ended December 31, 2018. Financial Statements and Financial Statement Schedules – See Index to Consolidated Financial Statements and Financial Statement Schedule of this Form 10-K.
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

4.2*
Indenture dated as of December 11, 2012, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 2.5% Convertible Senior Notes) (incorporated herein by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 originally filed with the Commission on February 28, 2013 and as amended and filed with the Commission on May 6, 2013 (File No. 001-12289)).

4.3*
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

4.4*
Indenture dated as of November 13, 2013, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 3.00% Convertible Senior Notes) (incorporated herein by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Commission on March 3, 2014 (File No. 001-12289)).

4.5*
Indenture dated as of May 15, 2018, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 3.25% Convertible Senior Notes) (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report of For 8-K filed with the Commission on May 16, 2018 (File No. 001-12289)).

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
10.6*+
SEACOR Holdings Inc. 2009 Employee Stock Purchase Plan effective March 11, 2009 (as amended through June 5, 2018) (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 16, 2018 (File No. 001-12289)).

Exhibit Number	Description
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

10.21*
Distribution Agreement, dated as of May 10, 2017, by and between SEACOR Holdings Inc. and SEACOR Marine Holdings Inc. (incorporated herein by  reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-12289)).

10.22*
Transition Services Agreement, dated as of May 10, 2017, by and between SEACOR Holdings Inc. and SEACOR Marine Holdings Inc. (incorporated herein by  reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-12289)).

Exhibit Number	Description
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

10.27*
Share Purchase Agreement, dated April 4, 2018, by and among BH Global Aviation LP, SEACOR Asia Limited, Hawker Pacific Airservices Limited and the optionholders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the Commission on April 26, 2018 (File No. 001-12289)).

10.28*
Form of Exchange Agreement, dated May 8, 2018, by and among SEACOR Holdings Inc. and each Exchanging Investor (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the Commission on July 25, 2018 (File No. 001-12289)).

10.29+	Compensation Arrangements for the Executive Officers.
10.30+	Compensation of Non-Employee Directors.
21.1	List of Registrant’s Subsidiaries.
23.1	Consent of Independent Registered Certified Public Accounting Firm.
23.2	Consent of Independent Registered Certified Public Accounting Firm.
23.3	Consent of Independent Registered Certified Public Accounting Firm.
31.1	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2018, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

By:	/s/ BRUCE WEINS
Bruce Weins, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 26, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ BRUCE WEINS	Senior Vice President and	February 26, 2019
Bruce Weins	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ CHARLES FABRIKANT	Executive Chairman, Chief Executive Officer and Director	February 26, 2019
Charles Fabrikant	(Principal Executive Officer)
/s/ OIVIND LORENTZEN	Vice Chairman and Director	February 26, 2019
Oivind Lorentzen
/s/ DAVID BERZ	Director	February 26, 2019
David Berz
/s/ PIERRE DE DEMANDOLX	Director	February 26, 2019
Pierre De Demandolx
/s/ CHRISTOPHER PAPOURAS	Director	February 26, 2019
Christopher Papouras
/s/ DAVID SCHIZER	Director	February 26, 2019
David Schizer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Trailer Bridge, Inc.
Jacksonville, Florida

Opinion on the Financial Statements
We have audited the accompanying balance sheet of Trailer Bridge, Inc., (the Company), as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Ponte Vedra Beach, Florida
February 14, 2019

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Stockholders
Trailer Bridge, Inc.

We have audited the accompanying financial statements of Trailer Bridge, Inc., (the “Company”), which comprise the statements of operations and cash flows for the years ended December 31, 2016, and the related notes to the financial statements.
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
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of Trailer Bridge, Inc., for the year ended December 31, 2016 in accordance with accounting principles generally accepted in the United States of America.

/s/ Pivot CPAs

Ponte Vedra Beach, Florida
February 14, 2019

TRAILER BRIDGE, INC.
BALANCE SHEETS
(in thousands, except for share data)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$19,137	$4,681
Trade receivables, less allowance for doubtful accounts of $1,787 and $1,605	19,434	25,504
Prepaid and other current assets	2,012	2,323
Total current assets	40,583	32,508

Property and equipment, net	76,415	73,454
Other assets	312	279
TOTAL ASSETS	$117,310	$106,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,902	$6,666
Accrued liabilities	9,138	9,317
Unearned revenue	447	938
Total current liabilities	15,487	16,921

Long-term debt net of current portion	—	4,000
TOTAL LIABILITIES	15,487	20,921

Commitments and contingencies (Notes 10)

Stockholders’ Equity:
Common stock, $.01 par value, 1,120,000 authorized	10	10
Warrants	—	—
Additional paid-in capital	137,940	137,940
Capital deficit	(36,127)	(52,630)
TOTAL STOCKHOLDERS’ EQUITY	101,823	85,320
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,310	$106,241

The accompanying notes are an integral part of these financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF OPERATIONS
(in thousands)

	Years Ended December 31,
	2018	2017	2016

OPERATING REVENUES	$173,495	$144,326	$126,299

OPERATING EXPENSES:
Salaries, wages and benefits	14,582	11,609	10,026
Purchased transportation and other rent	75,694	62,105	50,193
Fuel	14,781	12,877	10,222
Operating and maintenance	30,007	25,245	24,174
Dry-docking	1,755	408	8,820
Taxes and licenses	287	224	163
Insurance and claims	2,186	2,358	2,520
Communications and utilities	795	529	533
Depreciation and amortization	7,546	7,375	7,506
Loss (gain) on sale of property and equipment	6	(10)	(238)
Other operating expenses	8,865	6,775	6,942
	156,504	129,495	120,861

OPERATING INCOME	16,991	14,831	5,438

NONOPERATING (EXPENSE) INCOME:
Gain on repurchase of secured notes	—	—	3,863
Interest expense	(106)	(1,302)	(16,836)

INCOME (LOSS) BEFORE INCOME TAXES	16,885	13,529	(7,535)

INCOME TAX PROVISION	382	307	110

NET INCOME (LOSS)	$16,503	$13,222	$(7,645)

The accompanying notes are an integral part of these financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common Stock
	Shares	Amount	Warrants	Paid-In Capital	Capital Deficit	Total
JANUARY 1, 2016	52,731	$1	$1,417	$20,862	$(58,207)	$(35,927)
Stock issued in exchange for secured notes	914,823	9	—	115,661		115,670
Stock repurchase	(593)	—	—	—	—	—
Net loss	—	—	—	—	(7,645)	(7,645)
DECEMBER 31, 2016	966,961	10	1,417	136,523	(65,852)	72,098
Expiration of warrants	—	—	(1,417)	1,417	—	—
Net income	—	—	—	—	13,222	13,222
DECEMBER 31, 2017	966,961	10	—	137,940	(52,630)	85,320
Net income	—	—	—	—	16,503	16,503
DECEMBER 31, 2018	966,961	$10	$—	$137,940	$(36,127)	$101,823

The accompanying notes are an integral part of these financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,503	$13,222	$(7,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,522	7,353	7,484
Amortization of debt financing costs	—	—	626
Provision for doubtful accounts	182	788	411
Loss (gain) on sale of property and equipment	6	(9)	(238)
Gain on extinguishment of secured notes	—	—	(3,863)
PIK interest on secured notes	—	43	14,947
(Increase) decrease in:
Trade receivables	5,889	(9,632)	(1,824)
Prepaid and other current assets	310	(772)	250
Other assets	(33)	(72)	21
Restricted cash	—	917	757
(Decrease) increase in:
Accounts payable	(765)	229	1,733
Accrued liabilities	(177)	5,098	942
Unearned revenue	(491)	(976)	(1,337)
Net cash provided by operating activities	28,946	16,189	12,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,716)	(894)	(1,369)
Proceeds from sale of property and equipment	1,226	57	356
Net cash used in investing activities	(10,490)	(837)	(1,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	—	4,000	—
Payments on revolving line of credit	(4,000)	(6,696)	(8,000)
Proceeds from term loan credit facility	—	3,715	3,056
Repayments on term loan credit facility	—	(11,471)	—
Payment on repurchase of secured notes	—	(3,642)	(3,664)
Net cash used in financing activities	(4,000)	(14,094)	(8,608)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,456	1,258	2,643
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,681	3,423	780
CASH AND CASH EQUIVALENTS, END OF YEAR	$19,137	$4,681	$3,423

The accompanying notes are an integral part of these financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, except for share data)

	Years Ended December 31,
	2018	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$106	$1,250	$1,003
Cash paid for income taxes	300	100	—
NON-CASH FINANCING ACTIVITIES:
Repurchase of secured notes in exchange for 914,823 shares of common stock	—	—	116

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
Cash and Cash Equivalents
The Company considers cash on hand and all highly liquid amounts on deposit with financial institutions with original maturities of three months or less to be cash equivalents. At times, such amounts on deposit may be in excess of the F.D.I.C. insurance limits of $250,000 per depositor at each financial institution. The Company had cash in excess of federally insured limits at December 31, 2018 of approximately $18.9 million.
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
The Company had approximately $8.8 million in acquisitions in progress at December 31, 2018 which includes approximately $5.5 million related to the purchase of new chassis and containers not placed in service.
Revenue Recognition and Classification
In accordance with Accounting Standard Codification (“ASC”) 605-20-25-13, “Services for Freight-in-Transit at the End of a Reporting Period”, the Company recognizes voyage revenue ratably over the duration of a voyage based on the relative transit time in each reporting period commonly referred to as the “percentage of completion” method. Voyage expenses are recognized as incurred. The Company has in place vessel fuel surcharges that are stipulated in the Company’s tariff in addition to a quarterly fluctuating fuel scale at predetermined levels based upon the price of fuel. The fuel surcharge is distinguished from freight revenues and is reported in the Company’s operating revenue on the percentage of complete method. Fuel surcharge was approximately $27.5 million, $24.7 million and $24.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Net demurrage and charter-hire revenue are included in Operating Revenues. Net demurrage is a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt. Charter-hire is rental revenue for vessels not in use in a liner service. The Company recognizes demurrage and charter-hire revenue based on negotiated fees included in the contracts of its customers. These amounts are computed daily and recognized as incurred.
Also included in Operating Revenue, the Company recognizes revenue earned on its logistics business upon delivery. Additionally, logistics revenue is reported on a gross basis versus a net basis in accordance with ASC 605-45, “Revenue Recognition - Principal Agent Considerations”. The Company reports logistics revenue on a gross basis because it bears the risks and benefits associated with revenue-generated activities by, among other things, acting as a principal in the transaction, establishing prices, managing all aspects of the shipping process, and bearing credit risk with customer collections. Logistics revenue was approximately $25.3 million, $19.1 million and $12.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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
Advertising Costs
The Company’s advertising costs are expensed as incurred and recorded as part of other operating expenses in the statements of operations. Advertising costs for the years ended December 31, 2018, 2017, and 2016 was $278,490, $92,214 and $19,605, respectively.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This amendment supersedes existing accounting standards and creates a single framework for revenue recognition. ASU 2014-09 is effective for fiscal years beginning after December 15, 2018 and requires either a retrospective application to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company has significantly completed its evaluation of the new standard and does not expect the adoption of ASU 2014-09 to have a material impact on the Company’s financial statements.
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
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Subtopic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross versus net. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. The effective date of this new standard is the same as ASU No. 2014-09 discussed above. The Company does not expect the adoption of ASU 2016-08 to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The amendment requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. ASU 2016-02 will also require disclosures to clarify the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2019 and the standard will be adopted using a modified retrospective transition method. The Company is currently assessing the impact that this standard will have on its financial statements.
2. RESTRICTED CASH
During October 2013, legislation was passed in Puerto Rico prohibiting the Puerto Rico Port Authority from charging a shipping company an enhanced security scan fee for scanning inbound cargo containers at the ports of Puerto Rico if the containers are not actually scanned. The Puerto Rico Port Authority appealed this ruling and a final decision from the appellate court upheld the original ruling. In accordance with an agreement with Puerto Rico, the Company agreed to deposit all payments made by its customers for scan fees on containers never scanned into an enhanced security escrow account. At December 31, 2016, the Company had recorded a scan fee liability of approximately $1.1 million for scan fee surcharges billed to customers for inbound containers that were never scanned. Approximately $0.9 million of the billed scan fee surcharges had been collected and deposited in an escrow account and recorded as restricted cash on the balance sheet at December 31, 2016. During 2017, the Company recognized the remaining $1.1 million liability in revenue.
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
On April 2, 2017, all outstanding warrants expired without exercise and the balance of $1.4 million was transferred to Additional Paid In Capital.
4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31, (in thousands):

December 31,	2018	2017
Vessels	$76,477	$76,416
Containers	17,146	18,527
Chassis	10,755	9,380
Leasehold improvements	5,297	5,297
Buildings and structures	2,584	2,468
Land	2,200	2,200
Office furniture and equipment	3,965	3,351
Construction in process	8,838	352
	127,262	117,991
Less accumulated depreciation and amortization	(50,847)	(44,537)
	$76,415	$73,454
Depreciation and amortization expense on property and equipment was approximately $7.6 million, $7.4 million, and $7.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

5. ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31 (in thousands):

December 31,	2018	2017
Purchased transportation	$3,451	$3,011
Accrued trade payables	1,673	1,131
Marine expense	1,477	3,441
Salaries and wages	1,399	652
Director fees	336	300
Fringe benefits	300	309
Rent	365	189
Taxes	137	284
	$9,138	$9,317
6. LONG TERM DEBT
(A) Secured Notes
At January 1, 2017 secured notes of approximately $3.6 million were held by entities holding approximately 93% of the Company’s common stock. The Company could, at its option, elect to pay interest on the secured notes entirely in cash or entirely in paid-in-kind (PIK) notes. Generally, interest paid with PIK notes was at an annual rate of 12% plus LIBOR. During 2017, the Company repurchased all remaining secured notes plus interest for cash in the amount of $3,641,961. The Company did not recognize gain or loss on the exchange.
The summary of the exchange and cash repurchases of secured notes is as follows (in thousands):

Balance of secured notes at December 31, 2016	$3,599
PIK interest credited during 2017	43
Repurchase of secured notes in cash	(3,642)
Balance of secured notes at December 31, 2017	$—
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
Long term debt consists of the following at December 31, (in thousands):

December 31,	2018	2017
(A) Secured Notes	$—	$—
(B) Term loan credit facility	—	—
(C) Wells Fargo credit agreement	—	4,000
Total debt	—	4,000
Less current portion of debt	—	—
Long-term debt	$—	$4,000

7. INCOME TAXES
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
As a result of the Section 1354 election, the Company is not able to utilize its Federal net operating losses (NOL’s) for qualifying taxable income under the alternate tonnage tax regime, however NOL’s may be utilized for taxable income from other services not generated from qualifying shipping activities and reported as traditional federal taxable income. As of December 31, 2018, the Company has available federal NOL’s related to non-tonnage tax eligible activities of approximately $72.3 million. Taking into consideration continuing operating losses related to non-tonnage tax eligible activities, the Company determined that it is not more likely than not that available federal NOL’s and other net deferred tax assets will be utilized and therefore has fully reserved its net deferred tax assets, including Federal NOL’s as of December 31, 2018 and 2017.
States do not recognize the alternate tonnage tax election and therefore the Company files traditional state corporate income tax returns. The Company had state NOL’s of approximately $36.7 million and $49.8 million at December 31, 2018 and 2017, respectively, which began expiring in 2015 and will continue through 2036. Taking into consideration recent operating losses, the Company determined that it is not more likely than not that available state NOL’s will be utilized and therefore has fully reserved the deferred tax assets related to the state NOL’s as of December 31, 2018 and 2017.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the Tax Reform Act) was enacted into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, and changes in business-related exclusions, and deductions and credits. During 2017 as a result of the rate change, the Company reduced its net deferred income tax assets by approximately $8.7 million with an offsetting reduction to its net deferred income tax reserve.
Puerto Rico
On June 30, 2013, Puerto Rico enacted the Tax Burden Adjustment and Redistribution Act (TBARA). TBARA impacted income tax and imposed a new tax on gross income as part of the alternative minimum tax (AMT) regime. On February 18, 2014, the Company submitted a request to the Puerto Rico Treasury Department for relief from the new AMT regime. In January 2015, the Company entered into a Closing Agreement with the Puerto Rico Treasury Department in which partial relief was granted from the new AMT regime for tax years through 2015. During 2016, certain provisions of TBARA were held to be unconstitutional by the First Circuit Court of Appeals of Puerto Rico and the Company calculated its 2018 and 2017 Puerto Rico tax liability after adjusting for the portions of the TBARA Act that were found to be unconstitutional.
The Company had Puerto Rico NOL’s of approximately $81 million and $84 million at December 31, 2018 and 2017, respectively, which begin expiring in 2023 through 2024. Taking into consideration recent operating losses, the Company determined that it is not more likely than not that available Puerto Rico NOL’s will be utilized and therefore has fully reserved the Puerto Rico NOL’s as of December 31, 2018 and 2017.
The provision for income taxes is comprised of the following for the years ended December 31, (in thousands):

Years ended December 31,	2018	2017	2016
Current:
Federal tonnage tax	$16	$27	$23
State income tax	7	2	(1)
Foreign	359	278	88
	382	307	110
Deferred:
State	447	45	248
	447	45	248
Change in state valuation allowance	(447)	(45)	(248)
Total income tax provision	$382	$307	$110

The Company files U.S. federal and certain applicable U.S. state income tax returns. The Company also files an income tax return in the Commonwealth of Puerto Rico. Generally, the Company is no longer subject to U.S. federal tax examinations for years before the Company’s 2014 tax year. Management has reviewed and evaluated the relevant technical merits of each of its tax positions and determined that there are no uncertain tax positions that would have a material impact on these financial statements.
Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Under the tonnage tax method, temporary differences do not apply.
Significant components of U.S. federal and state deferred tax assets and liabilities as of December 31, are as follows (in thousands):

December 31,	2018	2017
Deferred tax assets:
Federal:
Net operating loss carryforwards	$15,179	$15,536
Allowance for bad debts	63	47
Accrued Salaries & Vacation	16	5
AMT credit	151	151
Other	35	22
	15,444	15,761
State:
Net operating loss carryforwards	1,602	2,193
Allowance for bad debts	35	32
Accrued vacation and other	11	6
	1,648	2,231
Deferred tax liabilities:
Federal:
Fixed assets	1,989	1,826
State:
Fixed assets	1,102	1,239

Net gross deferred tax assets	14,001	14,927
Federal valuation allowance	(13,455)	(13,935)
State valuation allowance	(546)	(992)
Net deferred tax assets	$—	$—
8. EMPLOYEE BENEFITS
The Company has a 401(k) Plan, which covers substantially all employees in the United States. Participants are permitted to make contributions of up to 25% of their compensation not to exceed certain limitations. The Company may make discretionary matching contributions to the Plan. In addition, the Company has a 165(e) Plan that covers substantially all employees in Puerto Rico.
The Company has an unqualified incentive bonus program and expensed bonuses of $2,087,217, $1,266,581, and $1,014,299 during the years ended December 31, 2018, 2017, and 2016, respectively, which was included in salaries, wages, and benefits in the accompanying statements of operations. Bonuses are based on employee performance as determined by the Board of Directors.
9. RELATED PARTY TRANSACTIONS
As described in Note 6, the holders of secured notes and the term loan are stockholders of the Company and the Company considers transactions with these stockholders to be related party transactions. Also, as described in Note 10, the Company incurred in aggregate, approximately $3.7 million, $3.0 million, and $3.0 million during the years ended December 31, 2018, 2017 and 2016, respectively, for tug charter-hire from Seabulk Towing and SEAJON II Towing, divisions of a stockholder of the Company and considered related parties.
The Company paid management fees of $0.2 million, and $0.3 million to a stockholder during the years ended December 31, 2017 and 2016, respectively.

10. COMMITMENTS AND CONTINGENCIES
The Company is involved in routine litigation and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Operating Leases
The Company has various operating lease agreements principally for land leases, office facilities, charter-hire, tug charter and equipment.
The Company has a long-term lease agreement with the Port Authority of Jacksonville for premise and ramp usage expiring in 2023 with two renewal options of five years each. Annual rent is approximately $1.2 million with additional rent if the Company does not achieve minimum tonnage throughput at the port. During the years ended December 31, 2018, 2017 and 2016, the Company exceeded the minimum tonnage requirement under this lease agreement.
The Company leases for tug charter-hire include the use of the tug and labor associated with tug charters. In addition, the Company is responsible for all fuel costs associated with its tug charter-hire agreements.
Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2018, are as follows (in thousands):

Years ending December 31,
2019	$8,906
2020	6,443
2021	2,972
2022	2,910
2023	2,569
Thereafter	36
$23,836
Included in the amounts in the table above is tug charter-hire of approximately $5.8 million during 2019.
Rent expense for all operating leases, including leases with terms of less than one year, was approximately $18.5 million, $18.2 million and $18.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is recorded as a part of purchased transportation and other rent in the accompanying statements of operations.
Included in rent expense was approximately $14.8 million, $15.1 million, and $14.8 million related to tug charter hire for the years ended December 31, 2018, 2017 and 2016, respectively, including related party expense as follows (in thousands):

Years ending December 31,	2018	2017	2016
Seabulk Towing - related party	$3,561	$3,022	$—
SEAJON II - related party	—	—	3,054
All other rent	11,185	12,038	11,726
	$14,746	$15,060	$14,780
11. CONCENTRATION OF GEOGRAPHIC AND MARKET RISK
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
12. SUBSEQUENT EVENTS
The Company evaluated the accounting and disclosure requirements for subsequent events through February 14, 2019, the date of this report.