Form 10-Q
period 2019-03-31
SEACOR HOLDINGS INC /NEW/
filed 2019-04-25
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019              or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of April 22, 2019 was 18,529,563. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$141,152	$144,221
Restricted cash and restricted cash equivalents	2,992	2,991
Marketable securities	33,384	30,316
Receivables:
Trade, net of allowance for doubtful accounts of $3,618 and $3,481 in 2019 and 2018, respectively	174,278	171,828
Other	32,635	38,881
Inventories	4,914	4,530
Prepaid expenses and other	5,809	5,382
Total current assets	395,164	398,149
Property and Equipment:
Historical cost	1,413,488	1,407,329
Accumulated depreciation	(577,136)	(560,819)
Net property and equipment	836,352	846,510
Operating Lease Right-of-Use Assets	167,325	—
Investments, at Equity, and Advances to 50% or Less Owned Companies	155,290	156,886
Construction Reserve Funds	3,908	3,908
Goodwill	32,720	32,708
Intangible Assets, Net	23,662	24,551
Other Assets	7,385	8,312
	$1,621,806	$1,471,024
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$8,308	$8,497
Current portion of long-term operating lease liabilities	35,540	—
Accounts payable and accrued expenses	50,097	59,607
Other current liabilities	67,456	55,659
Total current liabilities	161,401	123,763
Long-Term Debt	315,303	346,128
Long-Term Operating Lease Liabilities	131,862	—
Deferred Income Taxes	97,758	94,420
Deferred Gains and Other Liabilities	20,688	52,871
Total liabilities	727,012	617,182
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 39,185,231 and 39,001,924 shares issued in 2019 and 2018, respectively	392	390
Additional paid-in capital	1,598,804	1,596,642
Retained earnings	498,065	474,809
Shares held in treasury of 20,657,171 and 20,671,627 in 2019 and 2018, respectively, at cost	(1,366,267)	(1,366,773)
Accumulated other comprehensive loss, net of tax	(903)	(914)
	730,091	704,154
Noncontrolling interests in subsidiaries	164,703	149,688
Total equity	894,794	853,842
	$1,621,806	$1,471,024

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share data, unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Revenues	$209,524	$184,824
Costs and Expenses:
Operating	147,111	131,777
Administrative and general	26,746	25,795
Depreciation and amortization	17,136	19,609
	190,993	177,181
Gains on Asset Dispositions	437	7,045
Operating Income	18,968	14,688
Other Income (Expense):
Interest income	1,900	1,856
Interest expense	(5,113)	(8,563)
Debt extinguishment losses	(793)	(42)
Marketable security gains (losses), net	3,068	(3,798)
Foreign currency gains, net	405	1,690
Other, net	(644)	283
	(1,177)	(8,574)
Income Before Income Tax Expense (Benefit) and Equity in Losses of 50% or Less Owned Companies	17,791	6,114
Income Tax Expense (Benefit)	2,205	(281)
Income Before Equity in Losses of 50% or Less Owned Companies	15,586	6,395
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(2,518)	(837)
Net Income	13,068	5,558
Net Income attributable to Noncontrolling Interests in Subsidiaries	5,335	4,917
Net Income attributable to SEACOR Holdings Inc.	$7,733	$641

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$0.42	$0.04

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$0.41	$0.04

Weighted Average Common Shares Outstanding:
Basic	18,232,562	17,969,970
Diluted	19,571,339	18,178,518

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
Net Income	$13,068	$5,558
Other Comprehensive Income:
Foreign currency translation gains	79	644
Income tax expense	(68)	(3)
	11	641
Comprehensive Income	13,079	6,199
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	5,335	4,917
Comprehensive Income attributable to SEACOR Holdings Inc.	$7,744	$1,282

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
December 31, 2018	$390	$1,596,642	$474,809	$(1,366,773)	$(914)	$149,688	$853,842
Impact of adoption of accounting principle, net of tax	—	—	15,523	—	—	9,836	25,359
December 31, 2018, As Adjusted	390	1,596,642	490,332	(1,366,773)	(914)	159,524	879,201
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	857	—	—	857
Exercise of stock options	—	873	—	—	—	—	873
Director stock awards	—	33	—	—	—	—	33
Restricted stock	2	(2)	—	—	—	—	—
Purchase of treasury shares	—	—	—	(351)	—	—	(351)
Amortization of share awards	—	1,258	—	—	—	—	1,258
Distributions to noncontrolling interests	—	—	—	—	—	(156)	(156)
Net income	—	—	7,733	—	—	5,335	13,068
Other comprehensive income	—	—	—	—	11	—	11
March 31, 2019	$392	$1,598,804	$498,065	$(1,366,267)	$(903)	$164,703	$894,794

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
December 31, 2017	$387	$1,573,013	$419,128	$(1,368,300)	$(545)	$129,678	$753,361
Impact of adoption of accounting principle	—	—	(2,467)	—	—	—	(2,467)
December 31, 2017, As Adjusted	387	1,573,013	416,661	(1,368,300)	(545)	129,678	750,894
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	867	—	—	867
Exercise of stock options	1	2,727	—	—	—	—	2,728
Director stock awards	—	20	—	—	—	—	20
Restricted stock	1	(1)	—	—	—	—	—
Amortization of share awards	—	898	—	—	—	—	898
Distributions to noncontrolling interests	—	—	—	—	—	(132)	(132)
Net income	—	—	641	—	—	4,917	5,558
Other comprehensive income	—	—	—	—	641	—	641
March 31, 2018	$389	$1,576,657	$417,302	$(1,367,433)	$96	$134,463	$761,474

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
Net Cash Provided by Operating Activities	$34,660	$12,907
Cash Flows from Investing Activities:
Purchases of property and equipment	(5,649)	(9,542)
Proceeds from disposition of property and equipment	120	15,852
Investments in and advances to 50% or less owned companies	—	(900)
Return of investments and advances from 50% or less owned companies	—	4,772
Payments received on third-party leases and notes receivable, net	165	150
Withdrawals from construction reserve funds	—	14,549
Business acquisitions, net of cash acquired	—	79
Net cash provided by (used in) investing activities	(5,364)	24,960
Cash Flows from Financing Activities:
Payments on long-term debt	(31,396)	(8,071)
Payments for long-term debt issue costs	(2,197)	—
Common stock acquired for treasury	(351)	—
Proceeds from share award plans	1,730	3,595
Distributions to noncontrolling interests	(156)	(132)
Net cash used in financing activities	(32,370)	(4,608)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	6	17
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(3,068)	33,276
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	147,212	242,228
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	144,144	275,504
Restricted Cash and Restricted Cash Equivalents, End of Period	2,992	2,982
Cash and Cash Equivalents, End of Period	$141,152	$272,522

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “SEACOR” refers to SEACOR Holdings Inc. without its consolidated subsidiaries. Capitalized terms used and not specifically defined herein have the same meaning given those terms in the Company's Annual report on Form 10-K for the year ended December 31, 2018.
The condensed consolidated financial information for the three months ended March 31, 2019 and 2018 has been prepared by the Company and has not been audited by its independent registered certified public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of March 31, 2019, its results of operations for the three months ended March 31, 2019 and 2018, its comprehensive income for the three months ended March 31, 2019 and 2018, its changes in equity for the three months ended March 31, 2019 and 2018, and its cash flows for the three months ended March 31, 2019 and 2018. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Adoption of New Accounting Standards. On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Topic 842, Leases (“Topic 842”) using a modified prospective approach and implemented internal controls and systems to enable the preparation of financial information upon adoption. The Company elected the available practical expedients permitted under the guidance including the option to not separate lease and nonlease components in calculating the right-of use assets and corresponding lease liabilities and to not apply the recognition requirements of Topic 842 to short-term leases (leases that have a duration of twelve months or less at lease inception). Generally, it was not possible for the Company to determine the interest rate implicit in each of its operating leases and therefore used its incremental borrowing rate in calculating operating lease right-of-use assets and lease liabilities. The Company assigned its leases to portfolios based on the remaining term at the time of adoption and applied a single rate to each portfolio of leases as the result was not materially different than using a specific discount rate for each individual lease. The Company included renewal options that were reasonably certain of being exercised in determining the lease term. Upon adoption, the Company recorded operating lease right-of-use assets and lease liabilities of $174.6 million for certain of its equipment, office and land leases (see Note 5). In addition, the Company recognized a cumulative-effect adjustment of $25.4 million, net of tax, to the opening balance of retained earnings primarily for previously deferred gains related to sale leaseback transactions.
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
Revenue from Contracts with Customers. Ocean Services primarily earns revenues from voyage charters, contracts of affreightment, tariff based port and infrastructure services, unit freight logistics services, and technical ship management agreements with vessel owners (see Note 12). Ocean Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Voyage charters are contracts to carry cargoes on a single voyage basis for a predetermined price, regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Tariff based port and infrastructure services typically include operating harbor tugs alongside oceangoing vessels to escort them to their berth, assisting with the docking and undocking of these oceangoing vessels and escorting them back out to sea. They are contracted using prevailing port tariff terms on a per-use basis. In the unit freight logistics trade, transportation services typically include transporting shipping containers, rail cars, project cargoes, automobiles and U.S. military vehicles and are generally contracted on a per unit basis for the specified cargo and destination, typically in accordance with a publicly available tariff rate or based on a negotiated rate when moving larger volumes over an extended period. Managed services include technical ship management agreements whereby Ocean Services provides technical ship management services to third-party customers for a predetermined price over a specified period of time, typically a year or more.
Inland Services primarily earns revenues from contracts of affreightment, terminal operations, fleeting operations and repair and maintenance services (see Note 12). Inland Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Contracts of affreightment are contracts whereby customers are charged an established rate per ton to transport cargo from point-to-point. Terminal operations includes tank farms and dry bulk and container handling facilities that are marketed under contractual rates and terms driven by throughput volume. Fleeting operations includes fleeting services whereby barges are held in fleeting areas for an agreed-upon day rate and shifting services whereby harbor boats are used to pick up and drop off barges to assist in assembling tows and to move barges to and from the dock for loading and unloading at predetermined per-shift fees. Other operations primarily include a machine shop specializing in towboat and barge cleaning, repair and maintenance services that are charged on an hourly or a fixed fee basis depending on the scope and nature of the work.
Witt O’Brien’s primarily earns revenues from time and material and retainer contracts (see Note 12). Witt O’Brien’s transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Time and material contracts primarily relate to emergency response, debris management or consulting services that Witt O’Brien’s performs for a predetermined fee. Retainer contracts, which are nearly all with vessel services operators and oil companies, are contracted based on agreed-upon rates.
The Company’s Other business segment includes CLEANCOR Energy Solutions LLC and its subsidiaries (collectively “Cleancor”), which primarily earns revenues from the sale of liquefied natural gas (see Note 12). Under these arrangements, control of the goods are transferred to the customer and performance obligations are satisfied at a point in time, and therefore revenue is recognized upon delivery while any related costs are expensed as incurred.
Contract liabilities from contracts with customers arise when the Company has received consideration prior to performance and are included in other current liabilities in the accompanying condensed consolidated balance sheets. The Company’s contract liability activity for the three months ended March 31 was as follows (in thousands):

2019
Balance at beginning of period	$968
Contract liabilities arising during the period	7,351
Revenue recognized upon completion of performance obligations during the period	(408)
Balance at end of period	$7,911
Lease Revenues. The Company’s lease revenues are primarily from time charters, bareboat charters and non-vessel rental arrangements. The Company accounts for these leases as operating leases. The lease terms are included in the charter and rental arrangements, and the determination of whether those arrangements contain a lease generally does not require significant assumptions or judgments. The Company’s lease revenues do not include material amounts of variable payments and are recognized ratably over the lease term as services are provided, typically on a per day basis.
Under a time charter, the Company provides a vessel to a customer for a set term and is responsible for all operating expenses, typically excluding fuel. The non-lease components included in time charter rates are typically crewing, maintenance and insurance for the vessel over the term of the lease. Under a bareboat charter, the Company provides a vessel to a customer for a set term and the customer assumes responsibility for all operating expenses and risks of operation. Under non-vessel rental arrangements, the Company provides non-vessel property or equipment to a customer for a set term and the customer assumes responsibility for all operating expenses and risks of operation. There are no non-lease components for bareboat charters and non-vessel rental arrangements.
Lease revenues are generated from owned equipment as well as equipment that is leased-in from other equipment owners or financial institutions. Lease revenues from equipment that is leased-in are included in sublease income for the Company’s lessee disclosures (see Note 5). The Company’s leases generally do not provide an option for customers to purchase the leased equipment and lessees do not provide residual value guarantees. The Company expects to derive significant benefits from its equipment following the end of the lease terms.
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
As of March 31, 2019, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Petroleum and chemical carriers - U.S.-flag	25
Bulk carriers - U.S.-flag	25
Harbor and offshore tugs	25
Ocean liquid tank barges	25
Short-sea container/RORO(1) vessels	20
Inland river dry-cargo and specialty barges	20
Inland river liquid tank barges	25
Inland river towboats and harbor boats	25
Terminal and fleeting facilities	20
______________________

(1)	Roll On/Roll Off.
Equipment maintenance and repair costs including the costs of routine overhauls, dry-dockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.
As of March 31, 2019, the Company’s construction in progress totaling $9.6 million primarily consisted of the construction of and upgrades to inland river towboats and the construction of other Inland Services equipment, and is included in historical cost in the accompanying condensed consolidated balance sheets. Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the three months ended March 31, 2019, the amount of capitalized interest was not material.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying value and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. The Company’s estimates of undiscounted cash flows are highly subjective and actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the three months ended March 31, 2019 and 2018, the Company did not recognize any impairment charges related to long-lived assets held for use.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the three months ended March 31, 2019 and 2018, the Company did not recognize any impairment charges related to its 50% or less owned companies.
Income Taxes. During the three months ended March 31, 2019, the Company’s effective income tax rate of 12.4% was primarily due to foreign sourced income not subject to U.S. tax, taxes not provided on income attributable to noncontrolling interests and income subject to tonnage tax, partially offset by foreign taxes not creditable against U.S. income tax (see Note 6).

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

	2019	2018
Balance at beginning of period	$43,664	$72,453
Impact of adoption of accounting principle(1)	(29,207)	—
Amortization of deferred gains included in operating expenses as a reduction to rental expense	—	(2,557)
Amortization of deferred gains included in gains on asset dispositions	(331)	(518)
Balance at end of period	$14,126	$69,378
______________________

(1)	On January 1, 2019, the Company adopted Topic 842 and reduced deferred gains associated with sale-leaseback transactions through a beginning period retained earnings adjustment.

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
Computations of basic and diluted earnings per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended March 31,
	Net Income attributable to SEACOR	Average O/S Shares	Per Share
2019
Basic Weighted Average Common Shares Outstanding	$7,733	18,232,562	$0.42
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	111,676
Convertible Notes(2)	318	1,227,101
Diluted Weighted Average Common Shares Outstanding	$8,051	19,571,339	$0.41
2018
Basic Weighted Average Common Shares Outstanding	$641	17,969,970	$0.04
Effect of Dilutive Securities:
Options and Restricted Stock(3)	—	208,548
Convertible Notes(4)	—	—
Diluted Weighted Average Common Shares Outstanding	$641	18,178,518	$0.04
______________________

(1)
For the three months ended March 31, 2019, diluted earnings per common share of SEACOR excluded 1,012,711 of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the three months ended March 31, 2019, diluted earnings per common share of SEACOR excluded 1,302,221 of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes and 1,553,780 of common shares pursuant to the Company’s 3.25% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

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
2. EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the three months ended March 31, 2019, capital expenditures were $5.6 million and primarily related to the acquisition of real property, upgrades to inland river towboats and the construction of other Inland Services equipment.
During the three months ended March 31, 2019, the Company recognized previously deferred gains of $0.3 million.
3. INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
KSM. KSM operates four foreign-flag harbor tugs, one foreign-flag ocean liquid tank barge and one foreign-flag specialty vessel in Freeport, Grand Bahama. During the three months ended March 31, 2019, the Company earned $0.3 million for the bareboat charter of two foreign-flag harbor tugs to KSM.
Trailer Bridge. Trailer Bridge is an operator of U.S.-flag deck and RORO barges and provides marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. During the three months ended March 31, 2019, the Company earned $0.9 million for the time charter of one U.S.-flag offshore tug to Trailer Bridge.
SCF Bunge Marine. SCF Bunge Marine provides towing services on the U.S. Inland Waterways, primarily the Mississippi River, Illinois River, Tennessee River and Ohio River. During the three months ended March 31, 2019, the Company earned $1.6 million for the time charter of seven inland river towboats to SCF Bunge Marine.
Bunge-SCF Grain. Bunge-SCF Grain operates terminal grain elevators in Illinois. During the three months ended March 31, 2019, the Company earned $0.2 million for the lease of a terminal facility to Bunge-SCF Grain.
4. LONG-TERM DEBT
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire SEACOR common stock, par value $0.01 per share (“Common Stock”), 3.25% Convertible Senior Notes, 3.0% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of March 31, 2019, the Company’s remaining repurchase authority for the Securities was $43.5 million.
3.0% Convertible Senior Notes. During the three months ended March 31, 2019, the Company purchased $24.0 million in principal amount of its 3.0% Convertible Senior Notes for $23.2 million, resulting in debt extinguishment losses of $0.8 million included in the accompanying condensed consolidated statements of income. The outstanding principal amount of these notes was $83.3 million as of March 31, 2019.
SEACOR Revolving Credit Facility. On March 19, 2019, the Company entered into a $125.0 million credit agreement with a syndicate of lenders that matures March 19, 2024 (the “SEACOR Revolving Credit Facility”) and is secured by a pledge over all of the Company’s and certain of its subsidiaries assets, subject to certain exceptions. The SEACOR Revolving Credit Facility includes revolving loans up to $125.0 million, as such amount may increase or decrease in accordance with the terms of the Credit Agreement. The loans will bear interest at either (i) a Base Rate plus a margin ranging from 0.75% to 2.00% depending on the Company’s maximum net funded debt ratio, as determined in accordance with the SEACOR Revolving Credit Facility, or (ii) interest periods of one, two, three or six months at an annual rate equal to London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U.S. dollars, plus a margin ranging from 1.75% to 3.00% based on the Company’s maximum net funded debt ratio, as determined in accordance with the SEACOR Revolving Credit Facility. A fee of 0.5% is payable on the unused commitment quarterly. The Company incurred $2.2 million of issuance costs related to the SEACOR Revolving Credit Facility.

The SEACOR Revolving Credit Facility contains various financial and restrictive covenants including fixed charge coverage, a net funded debt ratio, a collateral coverage ratio and restrictions limiting the Company’s ability to pay dividends or make certain investments, as well as other customary covenants, representations and warranties, and events of default as defined in the agreement. As of March 31, 2019, the Company had no outstanding borrowings or issued letters of credit under the SEACOR Revolving Credit Facility and the remaining availability under this facility was $125.0 million.
SEA-Vista Credit Facility. During the three months ended March 31, 2019, SEA-Vista repaid $6.0 million on the Revolving Loan and made scheduled payments of $0.8 million on the Term A-1 Loan and $1.3 million on the Term A-2 Loan. As of March 31, 2019, SEA-Vista had $100.0 million of remaining borrowing capacity under the Revolving Loan.
Other. During the three months ended March 31, 2019, the Company made scheduled payments on other long-term debt of $0.2 million.
Letters of Credit. As of March 31, 2019, the Company had outstanding letters of credit totaling $3.0 million with various expiration dates through 2027.
Guarantees. The Company has guaranteed the payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of March 31, 2019, these guarantees on behalf of SEACOR Marine totaled $36.6 million and decline as payments are made on the outstanding obligations. The Company earns a fee of 0.5% per annum on these guarantees. For the three months ended March 31, 2019, the fees earned by the Company for these guarantees were not material.
5. OPERATING LEASES
Lessee. As of March 31, 2019, the Company leases in two U.S.-flag petroleum and chemical carriers, five U.S.-flag harbor tugs, four U.S.-flag PCTCs, 50 inland river dry-cargo barges, four inland river towboats, six inland river harbor boats and certain facilities and other equipment. The leases generally contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of March 31, 2019, the remaining lease terms of the U.S.-flag petroleum and chemical carriers, which are subject to subleases, have remaining durations from 42 to 89 months. The lease terms of the other equipment range in duration from 12 to 204 months.
As of March 31, 2019, future minimum payments for operating leases for the remainder of 2019 and the years ended December 31 were as follows (in thousands):

Remainder of 2019	$32,030
2020	40,792
2021	36,623
2022	26,780
2023	14,835
Years subsequent to 2023	40,382
191,442
Interest component	(24,040)
167,402
Current portion of long-term operating lease liabilities	(35,540)
Long-term operating lease liabilities	$131,862
For the three months ended March 31, 2019, the components of lease expense were as follows (in thousands):

2019
Operating lease expense	$10,554
Short-term lease expense (lease duration of twelve months or less at lease commencement)	6,720
Sublease income	(8,225)
$9,049

For the three months ended March 31, other information related to operating leases was as follows (in thousands except weighted average data):

2019
Operating cash outflows from operating leases	$10,482
Right-of-use assets obtained in exchange for operating lease liabilities	$175,897
Weighted average remaining lease term, in years	5.7
Weighted average discount rate	4.8%
Lessor. As of March 31, 2019, lessor arrangements with remaining terms in excess of one year included the bareboat charter of three U.S.-flag petroleum and chemical carriers and two U.S.-flag harbor tugs, the time charter of four U.S.-flag petroleum and chemical carriers, four U.S.-flag PCTCs, seven inland river towboats and one U.S.-flag offshore tug, and other non-vessel rental arrangements of certain property and equipment. As of March 31, 2019, future minimum lease revenues from these arrangements for the remainder of 2019 and in the years ended December 31 were as follows (in thousands):

	Total Minimum Lease Revenues	Leased-in Obligations(1)	Net Minimum Lease Income
Remainder of 2019	$110,773	$(23,944)	$86,829
2020	137,257	(31,595)	105,662
2021	104,792	(29,590)	75,202
2022	54,374	(22,812)	31,562
2023	34,674	(11,315)	23,359
Years subsequent to 2023	87,375	(29,884)	57,491
____________________

(1)	The total payments to be made under existing non-cancelable leases for the property and equipment subject to these future minimum lease revenues.
As of March 31, 2019, the major classes of owned property and equipment earning lease revenues were as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Net Book Value
2019
Ocean Services:
Petroleum and chemical carriers - U.S.-flag	$472,462	$(187,296)	285,166
Harbor and offshore tugs - U.S.-flag	21,440	(2,173)	19,267
	493,902	(189,469)	304,433
Inland Services:
Towboats	36,236	(2,435)	33,801
	530,138	(191,904)	338,234
6. INCOME TAXES
The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the three months ended March 31, 2019:

Statutory rate	21.0%
Income subject to tonnage tax	(2.7)%
Non-deductible expenses	1.0%
Noncontrolling interests	(6.3)%
Foreign earnings not subject to U.S. income tax	(5.8)%
Foreign taxes not creditable against U.S. income tax	3.8%
Subpart F income	0.7%
State taxes	0.7%
12.4%

7. FAIR VALUE MEASUREMENTS
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
As of March 31, 2019, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents, restricted cash and restricted cash equivalents	$144,144	$—	$—
Marketable securities(1)	33,384	—	—
Construction reserve funds	3,908	—	—
______________________

(1)
Marketable security gains (losses), net include unrealized gains of $3.1 million and unrealized losses of $3.8 million for the three months ended March 31, 2019 and 2018, respectively, related to marketable security positions held by the Company as of March 31, 2019.

As of March 31, 2019, the estimated fair values of the Company’s other financial assets and liabilities were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Notes receivable from third parties (included in other receivables and other assets)	$2,027	$—	$2,020	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,300	see below
LIABILITIES
Long-term debt, including current portion(1)	$323,611	$—	$335,144	$—
______________________

(1)	The estimated fair value includes the embedded conversion options on the Company’s 3.0% Convertible Senior Notes and 3.25% Convertible Senior Notes.
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

8. NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests			March 31, 2019	December 31, 2018
Ocean Services:
SEA-Vista	49%			$163,828	$148,665
Inland Services:
Other	3.0%	–	51.8%	870	862
Other	5.0%			5	161
				$164,703	$149,688
SEA-Vista. SEA-Vista owns and operates the Company’s fleet of U.S.-flag petroleum and chemical carriers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products. As of March 31, 2019, the net assets of SEA-Vista were $334.3 million. During the three months ended March 31, 2019, the net income of SEA-Vista was $10.9 million, of which $5.3 million was attributable to noncontrolling interests. During the three months ended March 31, 2018, the net income of SEA-Vista was $10.0 million, of which $4.9 million was attributable to noncontrolling interests.
9. MULTI-EMPLOYER AND DEFINED BENEFIT PENSION PLANS
AMOPP. During the three months ended March 31, 2019, the Company received notification from the AMOPP that the Company’s withdrawal liability as of September 30, 2018 would have been $28.1 million based on an actuarial valuation performed as of that date. That liability may change in future years based on various factors, primarily employee census. As of March 31, 2019, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
10. SHARE BASED COMPENSATION
During the three months ended March 31, 2019, transactions in connection with the Company’s share based compensation plans were as follows:

Director stock awards granted	625
Employee Stock Purchase Plan (“ESPP”) shares issued	22,577
Restricted stock awards granted	149,950
Stock Option Activities:
Outstanding as of December 31, 2018	1,467,391
Granted	38,485
Exercised	(32,732)
Outstanding as of March 31, 2019	1,473,144
Shares available for future grants and ESPP purchases as of March 31, 2019	672,581
11. COMMITMENTS AND CONTINGENCIES
As of March 31, 2019, the Company's capital commitments by year of expected payment were as follows (in thousands):

	Remainder of 2019	2020	Total
Ocean Services	$1,378	$8,388	$9,766
Inland Services	17,875	1,039	18,914
Other	176	—	176
	$19,429	$9,427	$28,856

Ocean Services' capital commitments included an interest in two foreign-flag rail ferries. Inland Services’ capital commitments included two inland river towboats, other equipment and vessel and terminal improvements. Subsequent to March 31, 2019, the Company committed to purchase additional equipment for $1.5 million.
During 2012, the Company sold National Response Corporation (“NRC”), NRC Environmental Services Inc., SEACOR Response Ltd., and certain other subsidiaries to J.F. Lehman & Company, a private equity firm (the “SES Business Transaction”).
On December 15, 2010, O’Brien’s Response Management L.L.C. (“ORM”) and NRC were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico (the “DWH Response), which is currently pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserted various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned “B3” master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order. On February 16, 2016, all but eleven “B3” claims against ORM and NRC were dismissed with prejudice (the “B3 Dismissal Order”). On August 2, 2016, the Court granted an omnibus motion for summary judgment as it concerns ORM and NRC in its entirety, dismissing the remaining eleven plaintiffs’ claims against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). The deadline to appeal both of these orders has expired. At present, there is only one remaining claim. On April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.) (the “Fitzgerald Action”), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. While the decedent in the Fitzgerald Action’s claims against ORM and NRC were dismissed by virtue of the Remaining Eleven Plaintiffs’ Dismissal Order, the claim as against the Company remains stayed. The Company is unable to estimate the potential exposure, if any, resulting from this matter, to the extent it remains viable, but believes it is without merit and does not expect that it will have a material effect on its consolidated financial position, results of operations or cash flows.
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
Separately, on March 2, 2012, the Court announced that BP Exploration and Production Inc. (“BPXP”) and BP America Production Company (“BP America,” and with BPXP, “BP”) and the Plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, Plaintiffs’ economic loss and property damage claims and clean-up related claims against BP. The Company, ORM, and NRC had no involvement in negotiating or agreeing to the terms of either settlement, nor are they parties or signatories thereto. The BP settlement pertaining to personal injury claims (the “Medical Settlement”) purported to resolve the “B3” claims asserted against BP and also established a right for class members to pursue individual claims against BP (but not ORM or NRC) for “later-manifested physical conditions,” defined in the Medical Settlement to be physical conditions that were “first diagnosed” after April 16, 2012 and which are claimed to have resulted from exposure during the DWH Response. The back-end litigation-option (“BELO”) provision of the Medical Settlement has specifically-delineated procedures and limitations, should any “B3” class member seek to invoke their BELO right. For example, there are limitations on the claims and defenses that can be asserted, as well as on the issues, elements, and proofs that may be litigated at any trial and the potential recovery for any Plaintiff. Notwithstanding that the Company, ORM, and NRC are listed on the Medical Settlement’s release as to claims asserted by Plaintiffs, the Medical Settlement still permits BP to seek indemnity from any party, to the extent BP has a valid indemnity right. The Medical Settlement was approved by the Court on January 11, 2013 and made effective on February 12, 2014. As of mid-April 2019, BP has tendered approximately 2,250 claims pursued pursuant to the Medical Settlement’s BELO provision for indemnity to ORM and approximately 210 such claims to NRC. ORM and NRC have rejected all of BP’s indemnity demands relating to the Medical Settlement’s BELO provision and on February 14, 2019 commenced a legal action against BPXP and BP America with respect to same. That action, captioned O’Brien’s Response Management, L.L.C. et al. v. BP Exploration & Production Inc. et al., Case No. 2:19-CV-01418-CJB-JCW (E.D. La.) (the “Declaratory Judgment Action”), seeks declaratory relief that ORM and NRC owe BP no indemnity with respect to the exposure-based claims expressly contemplated by the Medical Settlement’s BELO provision, nor any contribution, in light of BP’s own actions and conduct over the past nine years (including its complete failure to even seek indemnity) and the resultant prejudice to ORM and NRC; that any indemnity or contribution rights BP may have once had with respect to these personal injury and exposure claims were extinguished once the Medical Settlement was approved by the MDL Court in 2013; and that the immunity already afforded to ORM and NRC via the B3 Dismissal Order and the Remaining Eleven Plaintiffs’ Dismissal Order operates to bar any indemnity or contribution claims against them by BP.  BP’s responsive pleading to the Complaint in the Declaratory Judgment Action is due on May 7, 2019.

The Court has also ordered the parties to participate in early mediation per BP’s request. Mediation is schedule for June 21, 2019 and the parties are in the process of exchanging information in advance of those proceedings.
BP has also similarly recently tendered personal injury claims to ORM and NRC that are being pursued by Plaintiffs who opted out of the Medical Settlement and who are thus proceeding with their “B3” claims in their ordinary course (as opposed to pursuant to the Medical Settlement’s BELO provision). Generally speaking, the Company, ORM, and NRC believe that BP’s indemnity demands with respect to any “B3” claims, including those involving Medical Settlement class members invoking BELO rights and those involving Medical Settlement opt-out Plaintiffs, are untimely and improper, and intend to vigorously defend their interests. Moreover, ORM has contractual indemnity coverage for the above-referenced claims through its separate agreements with sub-contractors that worked for ORM during the DWH Response and have preserved their rights in that regard while the Declaratory Judgment Action is pending. Overall, however, the Company believes that both of BP’s settlements have reduced the potential exposure in connection with the various cases relating to the DWH Response. The Company is unable to estimate the potential exposure, if any, resulting from these claims, but does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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
In connection with the SES Business Transaction, the Company remains contingently liable for work performed in connection with the DWH Response. Pursuant to the agreement governing the sale, the Company’s potential liability to the purchaser may not exceed the consideration received by the Company for the SES Business Transaction. The Company is currently indemnified under contractual agreements with BP for the potential “B3” liabilities relating to the DWH Response; this indemnification is unrelated to, and thus not impacted by, the indemnification BP has demanded and discussed above.
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

12. SEGMENT INFORMATION
Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s basis of measurement of segment profit or loss is as previously defined in the Company’s Annual report on Form 10-K for the year ended December 31, 2018. Accounting standards also require companies to disaggregate revenues from contracts with customers into categories to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables summarize the operating results, capital expenditures assets and disaggregated revenues of the Company’s reportable segments.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2019
Operating Revenues:
External customers	109,272	65,602	32,845	1,805	—	209,524
Intersegment	—	—	98	—	(98)	—
	109,272	65,602	32,943	1,805	(98)	209,524
Costs and Expenses:
Operating	69,932	54,245	21,772	1,253	(91)	147,111
Administrative and general	10,198	3,356	6,402	839	5,951	26,746
Depreciation and amortization	10,337	5,725	206	489	379	17,136
	90,467	63,326	28,380	2,581	6,239	190,993
Gains on Asset Dispositions	17	420	—	—	—	437
Operating Income (Loss)	18,822	2,696	4,563	(776)	(6,337)	18,968
Other Income (Expense):
Foreign currency gains (losses), net	(47)	459	—	—	(7)	405
Other, net	(651)	—	(3)	—	10	(644)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	111	(2,472)	(67)	(90)	—	(2,518)
Segment Profit (Loss)	18,235	683	4,493	(866)
Other Income (Expense) not included in Segment Profit (Loss)						(938)
Less Equity Losses included in Segment Profit (Loss)						2,518
Income Before Taxes and Equity Losses						17,791

Capital Expenditures	247	5,237	20	145	—	5,649

As of March 31, 2019
Property and Equipment:
Historical cost	930,464	444,609	1,246	7,037	30,132	1,413,488
Accumulated depreciation	(352,005)	(200,516)	(1,053)	(979)	(22,583)	(577,136)
Net property and equipment	578,459	244,093	193	6,058	7,549	836,352
Operating Lease Right-of-Use Assets	125,640	36,534	987	—	4,164	167,325
Investments, at Equity, and Advances to 50% or Less Owned Companies	74,127	56,238	419	24,506	—	155,290
Inventories	2,042	2,183	366	323	—	4,914
Goodwill	1,852	2,362	28,506	—	—	32,720
Intangible Assets	8,633	8,618	6,411	—	—	23,662
Other current and long-term assets, excluding cash and near cash assets(1)	53,070	62,832	91,591	2,383	10,231	220,107
Segment Assets	843,823	412,860	128,473	33,270
Cash and near cash assets(1)						181,436
Total Assets						1,621,806
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, restricted cash equivalents, marketable securities and construction reserve funds.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2019
Revenues from Contracts with Customers:
Voyage charters	9,314	—	—	—	—	9,314
Contracts of affreightment	3,730	48,984	—	—	—	52,714
Tariff	20,996	—	—	—	—	20,996
Unit freight	16,012	—	—	—	—	16,012
Terminal operations	—	5,480	—	—	—	5,480
Fleeting operations	—	4,070	—	—	—	4,070
Logistics Services	—	3,538	—	—	—	3,538
Time and material contracts	—	—	29,946	—	—	29,946
Retainer contracts	—	—	2,405	—	—	2,405
Product sales(1)	—	—	—	1,310	—	1,310
Other	934	902	592	255	(98)	2,585
Lease Revenues:
Time charter, bareboat charter and rental income	58,286	2,628	—	240	—	61,154
	109,272	65,602	32,943	1,805	(98)	209,524
______________________

(1)	Costs of goods sold related to product sales was $1.1 million.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2018
Operating Revenues:
External customers	102,384	55,921	26,403	116	—	184,824
Intersegment	—	—	29	—	(29)	—
	102,384	55,921	26,432	116	(29)	184,824
Costs and Expenses:
Operating	65,333	48,181	18,306	—	(43)	131,777
Administrative and general	10,549	3,312	5,367	186	6,381	25,795
Depreciation and amortization	12,645	6,234	301	—	429	19,609
	88,527	57,727	23,974	186	6,767	177,181
Gains on Asset Dispositions	1,883	5,162	—	—	—	7,045
Operating Income (Loss)	15,740	3,356	2,458	(70)	(6,796)	14,688
Other Income (Expense):
Foreign currency gains (losses), net	(51)	1,703	2	—	36	1,690
Other, net	283	—	—	—	—	283
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	315	(2,454)	135	1,167	—	(837)
Segment Profit	16,287	2,605	2,595	1,097
Other Income (Expense) not included in Segment Profit						(10,547)
Less Equity Losses included in Segment Profit						837
Income Before Taxes and Equity Losses						6,114

Capital Expenditures	7,516	1,899	—	—	127	9,542

As of March 31, 2018
Property and Equipment:
Historical cost	901,747	437,411	1,227	—	30,132	1,370,517
Accumulated depreciation	(309,371)	(179,152)	(961)	—	(20,934)	(510,418)
Net property and equipment	592,376	258,259	266	—	9,198	860,099
Investments, at Equity, and Advances to 50% or Less Owned Companies	53,620	64,744	734	51,207	—	170,305
Inventories	1,732	2,039	50	—	—	3,821
Goodwill	1,852	2,449	28,506	—	—	32,807
Intangible Assets	9,961	10,112	7,999	—	—	28,072
Other current and long-term assets, excluding cash and near cash assets(1)	57,593	54,531	43,563	1,770	8,655	166,112
Segment Assets	717,134	392,134	81,118	52,977
Cash and near cash assets(1)						351,257
Total Assets						1,612,473
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, restricted cash equivalents, marketable securities and construction reserve funds.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2018
Revenues from Contracts with Customers:
Voyage charters	16,501	—	—	—	—	16,501
Contracts of affreightment	5,006	40,290	—	—	—	45,296
Tariff	18,001	—	—	—	—	18,001
Unit freight	13,384	—	—	—	—	13,384
Terminal operations	—	5,746	—	—	—	5,746
Fleeting operations	—	4,211	—	—	—	4,211
Logistics Services	—	2,815	—	—	—	2,815
Time and material contracts	—	—	23,625	—	—	23,625
Retainer contracts	—	—	2,383	—	—	2,383
Other	852	960	424	116	(29)	2,323
Lease Revenues:
Time charter, bareboat charter and rental income	48,640	1,899	—	—	—	50,539
	102,384	55,921	26,432	116	(29)	184,824

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this Form 10-Q as well as in other reports, materials and oral statements that the Company releases from time to time constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. Forward-looking statements are inherently uncertain and subject to a variety of assumptions, risks and uncertainties that could cause actual results to differ materially from those anticipated or expected by management of the Company. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements. Actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including risks relating to weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels, increased government legislation and regulation of the Company’s businesses that could increase the cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with the provision of emergency response services, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Ocean Services, decreased demand for Ocean Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations and economic sanctions, the dependence of Ocean Services and Inland Services on several key customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Shipping Acts on the amount of foreign ownership of the Company’s Common Stock, operational risks of Ocean Services and Inland Services, effects of adverse weather conditions and seasonality, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors on Inland Services’ operations, the ability to realize anticipated benefits from acquisitions and other strategic transactions, adequacy of insurance coverage, the attraction and retention of qualified personnel by the Company, changes in U.S. and international trade policies and various other matters and factors, many of which are beyond the Company’s control as well as those discussed in Item 1A (Risk Factors) of the Company’s Annual report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission (“SEC”). It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties. Given these risk factors, investors and analysts should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (if any). These statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995.
Overview
The Company’s operations are divided into three main business segments – Ocean Transportation & Logistics Services (“Ocean Services”), Inland Transportation & Logistics Services (“Inland Services”) and Witt O’Brien’s. The Company also has activities that are referred to and described under Other that primarily includes CLEANCOR Energy Solutions LLC and its subsidiaries (collectively “Cleancor”), lending and leasing activities and noncontrolling investments in various other businesses.
Recent Developments
On March 19, 2019, the Company entered into a revolving credit agreement with a syndicate of lenders providing for borrowings of up to $125.0 million from time-to-time (the “SEACOR Revolving Credit Facility”). The SEACOR Revolving Credit Facility contains customary financial and negative covenants, is secured by a pledge over all of the Company’s and its subsidiaries assets, subject to certain exceptions, and matures March 19, 2024.
Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) ended March 31, 2019 compared with the three months (“Prior Year Quarter”) ended March 31, 2018. See “Item 1. Financial Statements—Note 12. Segment Information” included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the meaning given to those terms used in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Ocean Transportation & Logistics Services

	Three Months Ended March 31,
	2019		2018
	$’000%		$’000%
Operating Revenues:
United States	90,315	83	83,049	81
Foreign	18,957	17	19,335	19
	109,272	100	102,384	100
Costs and Expenses:
Operating:
Personnel	23,182	21	23,300	23
Repairs and maintenance	6,267	6	5,352	5
Dry-docking	2,831	3	2,166	2
Insurance and loss reserves	2,228	2	1,992	2
Fuel, lubes and supplies	7,789	7	8,512	8
Leased-in equipment	12,086	11	11,079	11
Other	15,549	14	12,932	13
	69,932	64	65,333	64
Administrative and general	10,198	9	10,549	10
Depreciation and amortization	10,337	10	12,645	13
	90,467	83	88,527	87
Gains on Asset Dispositions	17	—	1,883	2
Operating Income	18,822	17	15,740	15
Other Income (Expense):
Foreign currency losses, net	(47)	—	(51)	—
Other, net	(651)	—	283	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	111	—	315	1
Segment Profit(1)	18,235	17	16,287	16
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended March 31,
	2019		2018
	$’000%		$’000%
Operating Revenues:
Bulk Transportation Services:
Petroleum and chemical:
Time charter	30,256	28	25,511	25
Bareboat charter	7,411	7	9,050	9
Voyage charter	—	—	5,106	5
Dry bulk:
Contracts of affreightment	3,730	3	5,006	5
Voyage charter	2,113	2	2,579	2
Port & Infrastructure Services:
Tariff	20,996	19	18,001	18
Time charter	1,299	1	1,351	1
Bareboat charter	1,782	2	1,822	2
Logistics Services:
Time charter(1)	17,538	16	10,906	11
Voyage charter	7,201	7	8,816	8
Unit freight	16,012	15	13,384	13
Managed services	934	—	852	1
	109,272	100	102,384	100
_______________________

(1)	Includes MSP revenues of $3.1 million and $5.0 million for the three months ended March 31, 2019 and 2018, respectively.
Operating Revenues. Operating revenues were $6.9 million higher in the Current Year Quarter compared with the Prior Year Quarter.
Operating revenues from bulk transportation services were $3.7 million lower in the Current Year Quarter compared with the Prior Year Quarter.
Operating revenues from petroleum and chemical transportation were $2.0 million lower primarily due to the return of one previously leased-in U.S.-flag petroleum and chemical carrier in the Current Year Quarter and the sale of another U.S.-flag petroleum and chemical carrier in the Prior Year Quarter. These decreases were partially offset by an increase in the time charter rate for one U.S.-flag petroleum and chemical carrier in the Current Year Quarter and a change in contract status from voyage charter to time charter in the fourth quarter of 2018 for another U.S.-flag petroleum and chemical carrier.
Operating revenues from dry bulk transportation were $1.7 million lower primarily due to out-of-service time for repairs of one U.S.-flag bulk carrier.
Operating revenues from port and infrastructure services were $2.9 million higher primarily due to an increase in harbor towing tariff revenues primarily due to higher port traffic.
Operating revenues from logistics services were $7.6 million higher primarily due to an increase in military and commercial cargo activity and an increase in unit freight shipping demand.
Operating Expenses. Operating expenses were $4.6 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the regulatory dry-docking of one PCTC and one short-sea container/RORO vessel, higher voyage costs for PCTCs and higher leased-in equipment costs for harbor tugs associated with the increased revenues. These increases were partially offset by the return of one leased-in U.S.-flag petroleum and chemical carrier in the Current Year Quarter, the sale of one U.S.-flag petroleum and chemical carrier in the Prior Year Quarter and lower dry-docking activity for U.S.-flag bulk carriers.
Administrative and General. Administrative and general expenses were $0.4 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower legal and professional fees.
Depreciation and Amortization. Depreciation and amortization expenses were $2.3 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to the U.S.-flag bulk carriers being fully depreciated during 2018.

Gains on Asset Dispositions. During the Prior Year Quarter, the Company sold one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug and other equipment for net proceeds of $5.0 million and gains of $1.9 million.
Operating Income. Excluding gains on asset dispositions, operating income as a percentage of operating revenues was 17% in the Current Year Quarter compared with 13% in the Prior Year Quarter. The improvement was primarily due to an increase in the time charter rate for one U.S.-flag petroleum and chemical carrier in the Current Year Quarter and higher revenues for PCTCs, partially offset by higher regulatory dry-docking costs.
Fleet Count
The composition of Ocean Services’ fleet as of March 31 was as follows:

	Owned	Leased-in	Joint Ventured	Total
2019
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	7	2	—	9
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	19	5	—	24
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Specialty vessel - Foreign-flag(1)	—	—	1	1
Logistics Services:
PCTC(2) - U.S.-flag	—	4	—	4
Short-sea container/RORO(3) vessels - Foreign-flag	9	—	—	9
RORO(3) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	49	11	13	73
2018
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	7	3	—	10
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	15	8	—	23
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Logistics Services:
PCTC(2) - U.S.-flag	—	4	—	4
Short-sea container/RORO(3) vessels - Foreign-flag	9	—	—	9
RORO(3) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	45	15	12	72
______________________

(1)	Line handling vessel

(2)	Pure Car/Truck Carrier.

(3)	Roll On/Roll Off.

Inland Transportation & Logistics Services

	Three Months Ended March 31,
	2019		2018
	$’000%		$’000%
Operating Revenues:
United States	63,612	97	53,738	96
Foreign	1,990	3	2,183	4
	65,602	100	55,921	100
Costs and Expenses:
Operating:
Barge logistics	33,585	51	34,128	61
Personnel	4,571	7	4,616	8
Repairs and maintenance	1,214	2	1,540	3
Insurance and loss reserves	1,016	2	645	1
Fuel, lubes and supplies	1,811	3	1,880	4
Leased-in equipment	3,611	6	1,870	3
Other	4,218	6	3,388	6
Net barge pool earnings attributable to third parties	4,219	6	114	—
	54,245	83	48,181	86
Administrative and general	3,356	5	3,312	6
Depreciation and amortization	5,725	9	6,234	11
	63,326	97	57,727	103
Gains on Asset Dispositions	420	1	5,162	9
Operating Income	2,696	4	3,356	6
Other Income:
Foreign currency gains, net	459	1	1,703	3
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(2,472)	(4)	(2,454)	(4)
Segment Profit(1)	683	1	2,605	5
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended March 31,
	2019		2018
	$’000%		$’000%
Operating Revenues:
Bulk Transportation Services:
Dry-cargo barge pools(1)	46,993	72	38,107	68
Charter-out of dry-cargo barges	—	—	5	—
International liquid tank barge operations	1,991	3	2,183	4
Boat, specialty barge and other operations	1,636	2	891	2
Port & Infrastructure Services:
Terminal operations	5,807	9	6,164	11
Fleeting operations	4,736	7	4,853	9
Machine shop and shipyard	427	1	432	—
Logistics services	3,538	5	2,815	5
Managed services	474	1	471	1
	65,602	100	55,921	100
______________________

(1)
Operating revenues for the three months ended March 31, 2019 and 2018 includes $20.2 million and $15.4 million, respectively, attributable to third-party barge owners participating in dry-cargo barge pools managed by the Company.

Operating Revenues. Operating revenues were $9.7 million higher in the Current Year Quarter compared with the Prior Year Quarter.
Operating revenues from bulk transportation services were $9.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues from the dry-cargo barge pools were $8.9 million higher primarily due to higher freight rates and more demurrage and storage revenues as a consequence of difficult operating conditions on the U.S. inland waterways resulting from ice and high water. In addition, the dry-cargo barge pools increased the number of barges chartered out to third parties that were used to move frac sand. Operating revenues from boat, specialty barge and other operations were $0.7 million higher primarily due to the adoption of the new lease accounting standard.
Operating revenues from port and infrastructure services were $0.5 million lower in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues from terminal operations were $0.4 million lower primarily due to the expiration of a long-term liquid terminal contract during the third quarter of 2018.
Operating revenues from logistics services were $0.7 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to an increase in container movements.
Operating Expenses. Operating expenses were $6.1 million higher in the Current Year Quarter compared with the Prior Year Quarter. Barge logistics expenses were $0.5 million lower primarily due to lower towing and switching costs as a consequence of poor operating conditions on the U.S. Inland Waterways. Repairs and maintenance costs were $0.3 million lower primarily due to fewer unscheduled repairs in the Current Year Quarter. Insurance and loss reserves were $0.4 million higher primarily due to higher insurance claims deductibles accrued in the Current Year Quarter. Leased-in equipment expense was $1.7 million higher primarily due to the adoption of the new lease accounting standard. Other operating expenses were $0.8 million higher primarily due to increased container movements.
Depreciation and Amortization. Depreciation and amortization expenses were $0.5 million lower in the Current Year Quarter compared with the Prior Year Quarter as a result of certain liquid terminal assets being fully depreciated during 2018.
Gains on Asset Dispositions. During the Current Year Quarter, the Company recognized previously deferred gains of $0.3 million. During the Prior Year Quarter, the Company sold 32 dry-cargo barges, two specialty barges and other equipment for net proceeds of $10.8 million and gains of $4.6 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $0.5 million.
Operating Income. Excluding gains on asset dispositions, operating income as a percentage of operating revenues was 3% in the Current Year Quarter compared with operating loss as a percentage of operating revenues of 3% in the Prior Year Quarter. The improvement was primarily due to higher earnings from the dry-cargo barge pools.

Foreign currency gains, net. During the Current Year Quarter and Prior Year Quarter, foreign currency gains were primarily due to a strengthening of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.
Fleet Count
The composition of Inland Services’ fleet as of March 31 was as follows:

	Owned	Leased-in	Joint Ventured	Pooled	Total
2019
Bulk Transportation Services:
Dry-cargo barges	586	48	258	482	1,374
Liquid tank barges	20	—	—	—	20
Specialty barges	5	—	—	—	5
Towboats:
4,000 hp - 6,600 hp	3	4	11	—	18
3,300 hp - 3,900 hp	1	—	2	—	3
Less than 3,200 hp	2	—	—	—	2
Port & Infrastructure Services:
Harbor boats:
1,100 hp - 2,000 hp	12	6	—	—	18
Less than 1,100 hp	6	—	—	—	6
Logistics Services:
Dry-cargo barges	25	2	—	6	33
	660	60	271	488	1,479
2018
Bulk Transportation Services:
Dry-cargo barges	584	48	258	488	1,378
Liquid tank barges	20	—	—	—	20
Specialty barges	5	—	—	—	5
Towboats:
4,000 hp - 6,600 hp	3	4	11	—	18
3,300 hp - 3,900 hp	1	—	2	—	3
Less than 3,200 hp	2	—	—	—	2
Port & Infrastructure Services:
Harbor boats:
1,100 hp - 2,000 hp	11	6	—	—	17
Less than 1,100 hp	7	—	—	—	7
Logistics Services:
Dry-cargo barges	27	2	—	1	30
	660	60	271	489	1,480
Witt O'Brien's

	Three Months Ended March 31,
	2019		2018
	$’000%		$’000%
Operating Revenues:
United States	32,640	99	26,091	99
Foreign	303	1	341	1
	32,943	100	26,432	100
Costs and Expenses:
Operating	21,772	66	18,306	69
Administrative and general	6,402	19	5,367	21
Depreciation and amortization	206	1	301	1
	28,380	86	23,974	91
Operating Income	4,563	14	2,458	9
Other Income:
Foreign currency gains, net	—	—	2	—
Other, net	(3)	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(67)	—	135	1
Segment Profit	4,493	14	2,595	10
Operating Revenues. Operating revenues were $6.5 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to activity related to ongoing recovery projects in the U.S. Virgin Islands following the hurricanes of 2017.
Operating Expenses. Operating expenses were $3.5 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to ongoing activities in the U.S. Virgin Islands consistent with increased operating revenues.
Administrative and General. Administrative and general expenses were $1.0 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to increased personnel costs associated with ongoing recovery projects in the U.S. Virgin Islands following the hurricanes of 2017.
Operating Income. Operating income as a percentage of operating revenues was 14% in the Current Year Quarter compared with 9% in the Prior Year Quarter primarily due to activities in the U.S. Virgin Islands following the hurricanes of 2017.

Other

	Three Months Ended March 31,
	2019		2018
	$’000%		$’000%
Operating Revenues:
United States	1,801	100	—	—
Foreign	4	—	116	100
	1,805	100	116	100
Costs and Expenses:
Operating	1,253	69	—	—
Administrative and general	839	47	186	160
Depreciation and amortization	489	27	—	—
	2,581	143	186	160
Operating Loss	(776)	(43)	(70)	(60)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax(2)	(90)	(5)	1,167	n/m
Segment Profit (Loss)(1)(2)	(866)	(48)	1,097	n/m
_____________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 8. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

(2)	The balance as a percentage of operating revenues is not meaningful (“n/m”).
Operating Activities. Operating activities in the Current Year Quarter primarily consists of the business activities of Cleancor, which the Company acquired on June 1, 2018.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. The Company’s 50% or less owned companies primarily consist of general aviation services businesses in Asia, including Hawker Pacific prior to its sale in 2018, and an agricultural commodity trading and logistics business.
Corporate and Eliminations

	Three Months Ended March 31,
	2019	2018
	$’000	$’000
Corporate Expenses	(6,351)	(6,827)
Eliminations	14	31
Operating Loss	(6,337)	(6,796)
Other Income (Expense):
Foreign currency gains (losses), net	(7)	36
Other, net	10	—
Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended March 31,
	2019	2018
	$’000	$’000
Interest income	1,900	1,856
Interest expense	(5,113)	(8,563)
Debt extinguishment losses, net	(793)	(42)
Marketable security gains (losses), net	3,068	(3,798)
	(938)	(10,547)
Interest expense. Interest expense in the Current Year Quarter was lower compared with the Prior Year Quarter primarily due to the redemption of the 7.375% Senior Notes in October 2018, purchases of the 3.0% Convertible Senior Notes and a reduction of the outstanding balances under the SEA-Vista Credit Facility, partially offset by interest on the 3.25% Convertible Senior Notes issued in May 2018.
Debt extinguishment losses, net. During the Current Year Quarter, the Company purchased $24.0 million in principal amount of its 3.0% Convertible Senior Notes for $23.2 million resulting in debt extinguishment losses of $0.8 million.
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
Income Taxes
During the three months ended March 31, 2019, the Company’s effective income tax rate of 12.4% was primarily due to foreign sourced income not subject to U.S. tax, taxes not provided on income attributable to noncontrolling interests and income subject to tonnage tax, partially offset by foreign taxes not creditable against U.S. income tax.
Liquidity and Capital Resources
General
The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to repay debt. The Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for treasury, repurchase its outstanding notes or make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds, cash flows from operations and availability under the SEACOR Revolving Credit Facility. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.
As of March 31, 2019, the Company's capital commitments by year of expected payment were as follows (in thousands):

	Remainder of 2019	2020	Total
Ocean Services	$1,378	$8,388	$9,766
Inland Services	17,875	1,039	18,914
Other	176	—	176
	$19,429	$9,427	$28,856
Subsequent to March 31, 2019, the Company committed to purchase additional equipment for $1.5 million.
As of March 31, 2019, the Company had outstanding debt of $323.6 million, net of discounts and issuance costs, and letters of credit totaling $3.0 million with various expiration dates through 2027. In addition, as of March 31, 2019, the Company guaranteed payments on behalf of SEACOR Marine totaling $36.6 million, under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations. These guarantees continue to be contingent obligations of the Company because the beneficiary of the guarantees did not release the Company from its obligations in connection with the Spin-off and decline as payments are made by SEACOR Marine on the underlying obligations. The Company earns a fee from SEACOR Marine of 0.5% per annum on the amount of the obligations under these guarantees.
As of March 31, 2019, the holders of the Company’s 3.0% Convertible Senior Notes ($83.3 million outstanding), 2.5% Convertible Senior Notes ($64.5 million outstanding) and 3.25% Convertible Senior Notes ($117.8 million outstanding) may require the Company to repurchase the notes on November 19, 2020, December 19, 2022 and May 15, 2025, respectively. The Company’s long-term debt maturities, assuming the holders of the aforementioned convertible senior notes require the Company to repurchase the notes on those dates, are as follows (in thousands):

Remainder of 2019	$6,300
2020	157,958
2021	500
2022	64,958
2023	368
Years subsequent to 2023	123,780
$353,864

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 3.25% Convertible Senior Notes, 3.0% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of March 31, 2019, the Company’s repurchase authority for the Securities was $43.5 million.
As of March 31, 2019, the Company held balances of cash, cash equivalents, restricted cash, restricted cash equivalents, marketable securities and construction reserve funds totaling $181.4 million. As of March 31, 2019, construction reserve funds of $3.9 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire qualifying equipment. Additionally, the Company had $125.0 million available under the SEACOR Revolving Credit Facility and $100.0 million available under a subsidiary credit facility.
Summary of Cash Flows

	Three Months Ended March 31,
	2019	2018
	$’000	$’000
Cash Flows provided by Operating Activities	34,660	12,907
Cash Flows provided by (used in) Investing Activities	(5,364)	24,960
Cash Flows used in Financing Activities	(32,370)	(4,608)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	6	17
Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(3,068)	33,276
Operating Activities
Cash flows provided by operating activities increased by $21.8 million in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows provided by (used in) operating activities during the Current Year Quarter and Prior Year Quarter were as follows:

	Three Months Ended March 31,
	2019	2018
	$’000	$’000
Operating income before depreciation, amortization and gains on asset dispositions	35,667	27,252
Changes in operating assets and liabilities, excluding operating leases, before interest and income taxes	(1,752)	(13,522)
Interest paid, excluding capitalized interest(1)	(1,646)	(1,416)
Income taxes paid, net	(454)	(194)
Other	2,845	787
Total cash flows provided by operating activities	34,660	12,907
_____________________

(1)	During the Current Year Quarter and Prior Year Quarter, capitalized interest paid and included in purchases of property and equipment was not material and $0.2 million, respectively.
Operating income before depreciation, amortization and gains on asset dispositions was $8.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company’s business segments.
Investing Activities
During the Current Year Quarter, net cash used in investing activities was $5.4 million primarily as follows:

•	Capital expenditures were $5.6 million related to the acquisition of real property, upgrades to inland river towboats and the construction of other Inland Services equipment.

•	The Company received payments on third-party leases and notes receivables of $0.2 million.
During the Prior Year Quarter, net cash provided by investing activities was $25.0 million primarily as follows:

•	Capital expenditures were $9.5 million. Equipment deliveries included one U.S.-flag harbor tug and two foreign-flag short-sea container/RORO vessels.

•
The Company sold one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug, 32 inland river dry-cargo barges, two inland river specialty barges and other equipment for net proceeds of $15.9 million.

•	The Company made advances of $0.9 million to its 50% or less owned company VA&E.

•	The Company received $4.8 million from its 50% or less owned companies, including $4.4 million from VA&E.
Financing Activities
During the Current Year Quarter, net cash used in financing activities was $32.4 million. The Company:

•	purchased $24.0 million in principal amount of its 3.0% Convertible Senior Notes for $23.2 million;

•	incurred issuance costs of $2.2 million related to the SEACOR Revolving Credit Facility;

•	repaid $8.0 million under the SEA-Vista Credit Facility;

•	made other scheduled payments on long-term debt of $0.2 million;

•	made distributions to noncontrolling interests of $0.2 million;

•
acquired 8,121 shares of Common Stock for treasury for an aggregate purchase price of $0.4 million from its employees to cover their tax withholding obligations related to the vesting of equity awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors; and

•	received $1.7 million from share award plans.
During the Prior Year Quarter, net cash used in financing activities was $4.6 million. The Company:

•	repaid $2.2 million under the SEA-Vista Credit Facility;

•	repaid $5.7 million under the ISH Credit Facility;

•	made other scheduled payments on long-term debt of $0.2 million; and

•	received $3.6 million from share award plans.
Short and Long-Term Liquidity Requirements
The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program and debt service requirements, the Company believes that a combination of cash balances on hand, cash generated from operating activities, funding available under the SEACOR Revolving Credit Facility and existing subsidiary financing arrangements as well as access to the credit and capital markets will provide sufficient liquidity to meet its obligations. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to the credit and capital markets on acceptable terms. Management will continue to closely monitor the Company’s liquidity and the credit and capital markets.
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to “Liquidity and Capital Resources” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. There has been no material change in the Company’s off-balance sheet arrangements during the Current Year Quarter. In addition, the Company has issued letters of credit or guaranteed the payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of March 31, 2019, guarantees on behalf of SEACOR Marine totaled $36.6 million and will decline as payments are made on the outstanding obligations.
Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to “Liquidity and Capital Resources” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. There has been no material change in the Company’s contractual obligations and commercial commitments during the Current Year Quarter.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There has been no material change in the Company’s exposure to market risk during the Current Year Quarter.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
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
Changes in Internal Control Over Financial Reporting
Except for the addition of certain controls in connection with the adoption of Financial Accounting Standard Board Topic 842, Leases, there were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, see Note 11. “Commitments and Contingencies” included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A.     RISK FACTORS
For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in the Company’s risk factors during the Current Year Quarter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Securities that may Yet be Purchased under the Plans or Programs(1)
January 1 – 31, 2019	—	$—	—	$66,739,371
February 1 – 28, 2019	—	$—	—	$66,739,371
March 1 – 31, 2019	—	$—	—	$43,543,621
______________________

(1)
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 3.0% Convertible Senior Notes, 3.25% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the Current Year Quarter, the Company repurchased$24.0 million in principal amount of its 3.0% Convertible Senior Notes for $23.2 million thereby reducing repurchase authority under the plan.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.1*
Credit Agreement dated as of March 19, 2019 among SEACOR Holdings Inc., as Borrower, the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Security Trustee for the Lenders, and JPMorgan Chase Bank, N.A., as issuing bank of the Letters of Credit thereunder.

10.2*
Guaranty and Collateral Agreement, dated as of March 19, 2019 among SEACOR Holdings Inc. and the other Grantors from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as Security Trustee for the Secured Parties.

10.3*	Fleet Mortgage, dated as of March 19, 2019 provided by SCF Barge Line LLC, as Collateral Vessel Owner, in favor of JPMorgan Chase Bank, N.A., as Security Trustee and as Mortgagee.
31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

*	Filed herewith.
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

SEACOR Holdings Inc. (Registrant)

DATE:	April 24, 2019	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	April 24, 2019	By:	/S/ BRUCE WEINS
Bruce Weins, Senior Vice President and Chief Financial Officer (Principal Financial Officer)