Form 10-Q
period 2019-06-30
SEACOR HOLDINGS INC /NEW/
filed 2019-07-24
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019              or
☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from              to
Commission file number 1-12289
SEACOR Holdings Inc.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________________________________________
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
__________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:
Title of each class                   Trading Symbol               Name of each exchange on which registered
Common Stock, par value $0.01 per share         CKH                 New York Stock Exchange
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting Emerging growth
(Do not check if a smaller     company ☐         company ☐
reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of July 19, 2019 was 18,549,972. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$138,757	$144,221
Restricted cash and restricted cash equivalents	1,221	2,991
Marketable securities	39,368	30,316
Receivables:
Trade, net of allowance for doubtful accounts of $3,023 and $3,481 in 2019 and 2018, respectively	164,964	171,828
Other	38,297	38,881
Inventories	5,293	4,530
Prepaid expenses and other	5,640	5,382
Total current assets	393,540	398,149
Property and Equipment:
Historical cost	1,416,084	1,407,329
Accumulated depreciation	(593,168)	(560,819)
Net property and equipment	822,916	846,510
Operating Lease Right-of-Use Assets	161,518	—
Investments, at Equity, and Advances to 50% or Less Owned Companies	155,645	156,886
Construction Reserve Funds	3,908	3,908
Goodwill	32,714	32,708
Intangible Assets, Net	22,773	24,551
Other Assets	10,376	8,312
	$1,603,390	$1,471,024
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$78,301	$8,497
Current portion of long-term operating lease liabilities	36,171	—
Accounts payable and accrued expenses	35,132	59,607
Other current liabilities	64,796	55,659
Total current liabilities	214,400	123,763
Long-Term Debt	234,445	346,128
Long-Term Operating Lease Liabilities	125,182	—
Deferred Income Taxes	99,938	94,420
Deferred Gains and Other Liabilities	20,768	52,871
Total liabilities	694,733	617,182
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 39,210,865 and 39,001,924 shares issued in 2019 and 2018, respectively	392	390
Additional paid-in capital	1,600,838	1,596,642
Retained earnings	512,618	474,809
Shares held in treasury of 20,661,083 and 20,671,627 in 2019 and 2018, respectively, at cost	(1,366,432)	(1,366,773)
Accumulated other comprehensive loss, net of tax	(995)	(914)
	746,421	704,154
Noncontrolling interests in subsidiaries	162,236	149,688
Total equity	908,657	853,842
	$1,603,390	$1,471,024

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.
SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues	$197,023	$216,831	$406,547	$401,655
Costs and Expenses:
Operating	142,871	162,168	289,982	293,945
Administrative and general	26,714	24,311	53,460	50,106
Depreciation and amortization	17,009	18,844	34,145	38,453
	186,594	205,323	377,587	382,504
Gains on Asset Dispositions, Net	677	506	1,114	7,551
Operating Income	11,106	12,014	30,074	26,702
Other Income (Expense):
Interest income	1,885	2,179	3,785	4,035
Interest expense	(4,903)	(8,604)	(10,016)	(17,167)
Debt extinguishment losses, net	(503)	(5,407)	(1,296)	(5,449)
Marketable security gains (losses), net	13,284	782	16,352	(3,016)
Foreign currency gains (losses), net	(191)	(1,346)	214	344
Other, net	25	54,311	(619)	54,594
	9,597	41,915	8,420	33,341
Income Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies	20,703	53,929	38,494	60,043
Income Tax Expense	3,390	9,853	5,595	9,572
Income Before Equity in Earnings (Losses) of 50% or Less Owned Companies	17,313	44,076	32,899	50,471
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(312)	1,931	(2,830)	1,094
Net Income	17,001	46,007	30,069	51,565
Net Income Attributable to Noncontrolling Interests in Subsidiaries	2,448	881	7,783	5,798
Net Income Attributable to SEACOR Holdings Inc.	$14,553	$45,126	$22,286	$45,767

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$0.80	$2.50	$1.22	$2.54

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$0.76	$2.14	$1.17	$2.32

Weighted Average Common Shares Outstanding:
Basic	18,288,879	18,076,944	18,260,876	18,023,752
Diluted	19,633,523	22,587,543	19,599,990	22,462,300

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$17,001	$46,007	$30,069	$51,565
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	(92)	(509)	(13)	135
Income tax benefit (expense)	—	28	(68)	25
	(92)	(481)	(81)	160
Comprehensive Income	16,909	45,526	29,988	51,725
Comprehensive Income Attributable to Noncontrolling Interests in Subsidiaries	2,448	881	7,783	5,798
Comprehensive Income Attributable to SEACOR Holdings Inc.	$14,461	$44,645	$22,205	$45,927

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
For the six months ended June 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
December 31, 2018	$390	$1,596,642	$474,809	$(1,366,773)	$(914)	$149,688	$853,842
Impact of adoption of accounting principle, net of tax	—	—	15,523	—	—	9,836	25,359
December 31, 2018, As Adjusted	390	1,596,642	490,332	(1,366,773)	(914)	159,524	879,201
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	857	—	—	857
Exercise of stock options	—	1,734	—	—	—	—	1,734
Director stock awards	—	55	—	—	—	—	55
Restricted stock	2	(2)	—	—	—	—	—
Purchase of conversion option in convertible debt, net of tax	—	(103)	—	—	—	—	(103)
Purchase of treasury shares	—	—	—	(516)	—	—	(516)
Amortization of share awards	—	2,512	—	—	—	—	2,512
Distributions to noncontrolling interests	—	—	—	—	—	(5,071)	(5,071)
Net income	—	—	22,286	—	—	7,783	30,069
Other comprehensive loss	—	—	—	—	(81)	—	(81)
June 30, 2019	$392	$1,600,838	$512,618	$(1,366,432)	$(995)	$162,236	$908,657

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
For the three months ended June 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
March 31, 2019	$392	$1,598,804	$498,065	$(1,366,267)	$(903)	$164,703	$894,794
Issuance of common stock:
Exercise of stock options	—	861	—	—	—	—	861
Director stock awards	—	22	—	—	—	—	22
Purchase of conversion option in convertible debt, net of tax	—	(103)	—	—	—	—	(103)
Purchase of treasury shares	—	—	—	(165)	—	—	(165)
Amortization of share awards	—	1,254	—	—	—	—	1,254
Distributions to noncontrolling interests	—	—	—	—	—	(4,915)	(4,915)
Net income	—	—	14,553	—	—	2,448	17,001
Other comprehensive loss	—	—	—	—	(92)	—	(92)
June 30, 2019	$392	$1,600,838	$512,618	$(1,366,432)	$(995)	$162,236	$908,657

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
For the six months ended June 30, 2018	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
December 31, 2017	$387	$1,573,013	$419,128	$(1,368,300)	$(545)	$129,678	$753,361
Impact of adoption of accounting principle	—	—	(2,467)	—	—	—	(2,467)
December 31, 2017, As Adjusted	387	1,573,013	416,661	(1,368,300)	(545)	129,678	750,894
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	867	—	—	867
Exercise of stock options	1	4,712	—	—	—	—	4,713
Director stock awards	—	73	—	—	—	—	73
Restricted stock	1	(1)	—	—	—	—	—
Net issuance of conversion option on exchange of convertible debt, net of tax	—	12,735	—	—	—	—	12,735
Purchase of conversion option in convertible debt, net of tax	—	(5)	—	—	—	—	(5)
Amortization of share awards	—	1,848	—	—	—	—	1,848
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	96	96
Distributions to noncontrolling interests	—	—	—	—	—	(5,110)	(5,110)
Net income	—	—	45,767	—	—	5,798	51,565
Other comprehensive income	—	—	—	—	160	—	160
June 30, 2018	$389	$1,592,375	$462,428	$(1,367,433)	$(385)	$130,462	$817,836

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
For the three months ended June 30, 2018	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
March 31, 2018	389	1,576,657	417,302	(1,367,433)	96	134,463	761,474
Issuance of common stock:
Exercise of stock options	—	1,985	—	—	—	—	1,985
Director stock awards	—	53	—	—	—	—	53
Net issuance of conversion option on exchange of convertible debt, net of tax	—	12,735	—	—	—	—	12,735
Purchase of conversion option in convertible debt, net of tax	—	(5)	—	—	—	—	(5)
Amortization of share awards	—	950	—	—	—	—	950
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	96	96
Distributions to noncontrolling interests	—	—	—	—	—	(4,978)	(4,978)
Net income	—	—	45,126	—	—	881	46,007
Other comprehensive loss	—	—	—	—	(481)	—	(481)
June 30, 2018	$389	$1,592,375	$462,428	$(1,367,433)	$(385)	$130,462	$817,836

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Six Months Ended June 30,
	2019	2018
Net Cash Provided by Operating Activities	$51,508	$13,115
Cash Flows from Investing Activities:
Purchases of property and equipment	(7,750)	(31,632)
Proceeds from disposition of property and equipment	118	15,881
Investments in and advances to 50% or less owned companies	(3,215)	(8,320)
Return of investments and advances from 50% or less owned companies	3,677	7,776
Proceeds on sale of 50% or less owned companies	—	78,015
Payments received on third-party leases and notes receivable, net	260	300
Withdrawals from construction reserve funds	—	35,197
Business acquisitions, net of cash acquired	—	310
Net cash provided by (used in) investing activities	(6,910)	97,527
Cash Flows from Financing Activities:
Payments on long-term debt	(46,499)	(30,514)
Payments for long-term debt issue costs	(2,197)	(2,495)
Purchase of conversion option in convertible debt	(130)	(5)
Common stock acquired for treasury	(516)	—
Proceeds from share award plans	2,591	5,580
Distributions to noncontrolling interests	(5,071)	(5,110)
Net cash used in financing activities	(51,822)	(32,544)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(10)	52
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(7,234)	78,150
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	147,212	242,228
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	139,978	320,378
Restricted Cash and Restricted Cash Equivalents, End of Period	1,221	2,989
Cash and Cash Equivalents, End of Period	$138,757	$317,389

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
The condensed consolidated financial information for the three and six months ended June 30, 2019 and 2018 has been prepared by the Company and has not been audited by its independent registered certified public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of June 30, 2019, its results of operations for the three and six months ended June 30, 2019 and 2018, its comprehensive income for the three and six months ended June 30, 2019 and 2018, its changes in equity for the three and six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 30, 2019 and 2018. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Adoption of New Accounting Standards. On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Topic 842, Leases (“Topic 842”) using a modified prospective approach and implemented internal controls and systems to enable the preparation of financial information upon adoption. The Company elected the available practical expedients permitted under the guidance including the option to not separate lease and nonlease components in calculating the right-of use assets and corresponding lease liabilities and to not apply the recognition requirements of Topic 842 to short-term leases (leases that have a duration of twelve months or less at lease inception). Generally, it was not possible for the Company to determine the interest rate implicit in each of its operating leases and therefore used its incremental borrowing rate in calculating operating lease right-of-use assets and lease liabilities. The Company assigned its leases to portfolios based on the remaining term at the time of adoption and applied a single rate to each portfolio of leases as the result was not materially different than using a specific discount rate for each individual lease. The Company included renewal options that were reasonably certain of being exercised in determining the lease term. Upon adoption, the Company recorded operating lease right-of-use assets and lease liabilities of $174.6 million for certain of its equipment, offices, real property and land leases (see Note 5). In addition, the Company recognized a cumulative-effect adjustment of $25.4 million, net of tax, to the opening balance of retained earnings primarily for previously deferred gains related to sale-leaseback transactions.
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
Revenue from Contracts with Customers. Ocean Services primarily earns revenues from voyage charters, contracts of affreightment, tariff based port and infrastructure services, unit freight logistics services, and technical ship management agreements with vessel owners (see Note 13). Ocean Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Voyage charters are contracts to carry cargoes on a single voyage basis for a predetermined price, regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Tariff based port and infrastructure services typically include operating harbor tugs alongside oceangoing vessels to escort them to their berth, assisting with the docking and undocking of these oceangoing vessels and escorting them back out to sea. They are contracted using prevailing port tariff terms on a per-use basis. In the unit freight logistics trade, transportation services typically include transporting shipping containers, rail cars, project cargoes, automobiles and U.S. military vehicles and are generally contracted on a per unit basis for the specified cargo and destination, typically in accordance with a publicly available tariff rate or based on a negotiated rate when moving larger volumes over an extended period. Managed services include technical ship management agreements whereby Ocean Services provides technical ship management services to third-party customers for a predetermined price over a specified period of time, typically a year or more.
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
Contract liabilities from contracts with customers arise when the Company has received consideration prior to performance and are included in other current liabilities in the accompanying condensed consolidated balance sheets. The Company’s contract liability activity for the six months ended June 30 was as follows (in thousands):

2019
Balance at beginning of period	$968
Contract liabilities arising during the period	5,443
Revenue recognized upon completion of performance obligations during the period	(700)
Balance at end of period	$5,711

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
As of June 30, 2019, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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
As of June 30, 2019, the Company’s construction in progress totaling $11.7 million primarily consisted of the construction of and upgrades to inland river towboats and other Inland Services equipment, and is included in historical cost in the accompanying condensed consolidated balance sheets. Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the six months ended June 30, 2019, capitalized interest totaled $0.1 million.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying value and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. The Company’s estimates of undiscounted cash flows are highly subjective and actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the six months ended June 30, 2019 and 2018, the Company did not recognize any impairment charges related to long-lived assets held for use.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the six months ended June 30, 2019, the Company did not recognize any impairment charges related to its 50% or less owned companies. During the six months ended June 30, 2018, the Company recognized an impairment charge of $0.1 million related to one of its 50% or less owned companies, which is included in equity in earnings of 50% or less owned companies, net of tax in the accompanying consolidated statements of income (loss).
Income Taxes. During the six months ended June 30, 2019, the Company’s effective income tax rate of 14.5% was primarily due to taxes not provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. tax and income subject to tonnage tax, partially offset by foreign taxes not creditable against U.S. income tax (see Note 6).

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

	2019	2018
Balance at beginning of period	$43,664	$72,453
Impact of adoption of accounting principle(1)	(29,207)	—
Amortization of deferred gains included in operating expenses as a reduction to rental expense	—	(5,039)
Amortization of deferred gains included in gains on asset dispositions	(1,001)	(1,012)
Other	—	(1,687)
Balance at end of period	$13,456	$64,715

______________________

(1)	On January 1, 2019, the Company adopted Topic 842 and reduced deferred gains associated with sale-leaseback transactions through a beginning period retained earnings adjustment.

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
Computations of basic and diluted earnings per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	Net Income attributable to SEACOR	Average O/S Shares	Per Share	Net Income Attributable to SEACOR	Average O/S Shares	Per Share
2019
Basic Weighted Average Common Shares Outstanding	$14,553	18,288,879	$0.80	$22,286	18,260,876	$1.22
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	117,543		—	112,013
Convertible Notes(2)	318	1,227,101		637	1,227,101
Diluted Weighted Average Common Shares Outstanding	$14,871	19,633,523	$0.76	$22,923	19,599,990	$1.17
2018
Basic Weighted Average Common Shares Outstanding	$45,126	18,076,944	$2.50	$45,767	18,023,752	$2.54
Effect of Dilutive Securities:
Options and Restricted Stock(3)	—	352,724		—	298,205
Convertible Notes	3,166	4,157,875		6,416	4,140,343
Diluted Weighted Average Common Shares Outstanding	$48,292	22,587,543	$2.14	$52,183	22,462,300	$2.32
______________________

(1)
For the three and six months ended June 30, 2019, diluted earnings per common share of SEACOR excluded 893,722 and 919,121, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the three and six months ended June 30, 2019, diluted earnings per common share of SEACOR excluded 958,418 and 1,129,370, respectively, of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes and 1,553,780 and 1,553,780, respectively, of common shares pursuant to the Company’s 3.25% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

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
2. EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2019, capital expenditures were $7.8 million and primarily related to the acquisition of real property, upgrades to inland river towboats and the construction of other Inland Services equipment.
3. INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Trailer Bridge. Trailer Bridge is an operator of U.S.-flag deck and RORO barges and provides marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. During the six months ended June 30, 2019, the Company earned $2.0 million for the time charter of one U.S.-flag offshore tug to Trailer Bridge.
RF Vessel Holdings. RF Vessel Holdings owns two foreign-flag rail ferries. During the six months ended June 30, 2019, the Company and its partner each contributed capital of $2.7 million to RF Vessel Holdings.
KSM. KSM operates four foreign-flag harbor tugs, one foreign-flag ocean liquid tank barge and two foreign-flag specialty vessels in Freeport, Grand Bahama. During the six months ended June 30, 2019, the Company earned $0.6 million for the bareboat charter of two foreign-flag harbor tugs to KSM.
Bunge-SCF Grain. Bunge-SCF Grain operates terminal grain elevators in Illinois. During the six months ended June 30, 2019, the Company earned $0.4 million for the lease of a terminal facility to Bunge-SCF Grain.
SCF Bunge Marine. SCF Bunge Marine provides towing services on the U.S. Inland Waterways, primarily the Mississippi River, Illinois River, Tennessee River and Ohio River. During the six months ended June 30, 2019, the Company earned $3.3 million for the time charter of seven inland river towboats to SCF Bunge Marine.
VA&E. VA&E primarily focuses on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product. During the six months ended June 30, 2019, the Company received capital distributions of $3.7 million from VA&E, which reduced the Company’s noncontrolling interest in VA&E to 23.8%. During the six months ended June 30, 2019, the Company advanced $0.5 million to VA&E. As of June 30, 2019, outstanding advances to VA&E were $8.2 million, inclusive of accrued and unpaid interest.
4. LONG-TERM DEBT
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire SEACOR common stock, par value $0.01 per share (“Common Stock”), 3.25% Convertible Senior Notes, 3.0% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On June 5, 2019, SEACOR’s Board of Directors increased the Company’s repurchase authority for the Securities to $150.0 million. As of June 30, 2019, the Company’s remaining repurchase authority for the Securities was $149.8 million.
3.0% Convertible Senior Notes. During the six months ended June 30, 2019, the Company purchased $37.3 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $36.3 million. Consideration of $36.2 million was allocated to the long-term debt resulting in debt extinguishment losses of $1.3 million included in the accompanying condensed consolidated statements of income. Consideration of $0.1 million was allocated to the purchase of the conversion option embedded in the 3.0% Convertible Senior Notes as included in the accompanying condensed consolidated statements of changes in equity. The outstanding principal amount of these notes was $70.0 million as of June 30, 2019.
SEACOR Revolving Credit Facility. On March 19, 2019, the Company entered into a $125.0 million credit agreement with a syndicate of lenders that matures March 19, 2024 (the “SEACOR Revolving Credit Facility”) and is secured by a pledge over all of SEACOR’s assets and certain of its subsidiaries’ assets, subject to certain exceptions. The SEACOR Revolving Credit Facility permits the Company to borrow up to $125.0 million, from time to time as revolving loans, as such amounts may increase or decrease in accordance with the terms of the Credit Agreement. The loans will bear interest at either (i) a Base Rate plus a margin ranging from 0.75% to 2.00% depending on the Company’s maximum net funded debt ratio, as determined in accordance with the SEACOR Revolving Credit Facility, or (ii) interest periods of one, two, three or six months at an annual rate equal to London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U.S. dollars, plus a margin ranging from 1.75% to 3.00% based on the Company’s maximum net funded debt ratio, as determined in accordance with the SEACOR Revolving Credit Facility. A fee of 0.5% is payable on the unused commitment quarterly. The Company incurred $2.2 million of issuance costs related to the SEACOR Revolving Credit Facility.
The SEACOR Revolving Credit Facility contains various financial and restrictive covenants including fixed charge coverage, a net funded debt ratio, a collateral coverage ratio and restrictions limiting the Company’s ability to pay dividends or make certain investments, as well as other customary covenants, representations and warranties, and events of default as set forth in the agreement. As of June 30, 2019, the Company had no outstanding borrowings or issued letters of credit under the SEACOR Revolving Credit Facility and the remaining availability under this facility was $125.0 million.
SEA-Vista Credit Facility. During the six months ended June 30, 2019, SEA-Vista repaid $6.0 million on the Revolving Loan and made scheduled payments of $1.5 million on the Term A-1 Loan and $2.5 million on the Term A-2 Loan. As of June 30, 2019, SEA-Vista had $100.0 million of remaining borrowing capacity under the Revolving Loan.
Other. During the six months ended June 30, 2019, the Company made scheduled payments on other long-term debt of $0.3 million.
Letters of Credit. As of June 30, 2019, the Company had outstanding letters of credit totaling $1.3 million with various expiration dates through 2027.
Guarantees. The Company has guaranteed the payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of June 30, 2019, these guarantees on behalf of SEACOR Marine totaled $32.1 million and decline as payments are made on the outstanding obligations. The Company earns a fee of 0.5% per annum on these guarantees. For the six months ended June 30, 2019, the fees earned by the Company for these guarantees were $0.1 million.
5. OPERATING LEASES
Lessee. As of June 30, 2019, the Company leased in two U.S.-flag petroleum and chemical carriers, five U.S.-flag harbor tugs, four U.S.-flag PCTCs, 50 inland river dry-cargo barges, four inland river towboats, six inland river harbor boats and certain facilities and other equipment. The leases generally contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of June 30, 2019, the remaining lease terms of the U.S.-flag petroleum and chemical carriers, which are subject to subleases, have remaining durations from 39 to 86 months. The lease terms of the other equipment range in duration from 6 to 201 months.
As of June 30, 2019, future minimum payments for operating leases for the remainder of 2019 and the years ended December 31 were as follows (in thousands):

Remainder of 2019	$21,539
2020	41,435
2021	37,274
2022	27,447
2023	15,519
Years subsequent to 2023	40,611
183,825
Interest component	(22,472)
161,353
Current portion of long-term operating lease liabilities	(36,171)
Long-term operating lease liabilities	$125,182

For the six months ended June 30, 2019, the components of lease expense were as follows (in thousands):

Operating lease expense	$21,239
Short-term lease expense (lease duration of twelve months or less at lease commencement)	12,143
Sublease income	(16,786)
$16,596

For the six months ended June 30, 2019, other information related to operating leases was as follows (in thousands except weighted average data):

Operating cash outflows from operating leases	$21,404
Right-of-use assets obtained in exchange for operating lease liabilities	$178,858
Weighted average remaining lease term, in years	5.5
Weighted average discount rate	4.8%

Lessor. As of June 30, 2019, lessor arrangements with remaining terms in excess of one year included the bareboat charter of three U.S.-flag petroleum and chemical carriers and two foreign-flag harbor tugs, the time charter of four U.S.-flag petroleum and chemical carriers, four U.S.-flag PCTCs, seven inland river towboats and one U.S.-flag offshore tug, and other non-vessel rental arrangements of certain property and equipment. As of June 30, 2019, future minimum lease revenues from these arrangements for the remainder of 2019 and in the years ended December 31 were as follows (in thousands):

	Total Minimum Lease Revenues	Leased-in Obligations(1)	Net Minimum Lease Income
Remainder of 2019	$72,014	$(15,992)	$56,022
2020	137,257	(31,595)	105,662
2021	104,792	(29,590)	75,202
2022	54,374	(22,812)	31,562
2023	34,674	(11,315)	23,359
Years subsequent to 2023	87,375	(29,884)	57,491
____________________

(1)	The total payments to be made under existing non-cancelable leases for the property and equipment subject to these future minimum lease revenues.
As of June 30, 2019, the major classes of owned property and equipment earning lease revenues were as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Net Book Value
Ocean Services:
Petroleum and chemical carriers - U.S.-flag	$471,049	$(191,734)	$279,315
Harbor and offshore tugs - U.S.-flag	21,440	(2,427)	19,013
	492,489	(194,161)	298,328
Inland Services:
Towboats	36,236	(2,760)	33,476
	$528,725	$(196,921)	$331,804

6. INCOME TAXES
The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the six months ended June 30, 2019:

Statutory rate	21.0%
Income subject to tonnage tax	(2.6)%
Non-deductible expenses	0.8%
Noncontrolling interests	(4.2)%
Foreign earnings not subject to U.S. income tax	(3.7)%
Foreign taxes not creditable against U.S. income tax	2.1%
Subpart F income	0.7%
State taxes	0.4%
14.5%

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
As of June 30, 2019, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents, restricted cash and restricted cash equivalents	$139,978	$—	$—
Marketable securities(1)	39,368	—	—
Construction reserve funds	3,908	—	—
______________________

(1)
Marketable security gains (losses), net include unrealized gains of $11.0 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, related to marketable security positions held by the Company as of June 30, 2019. Marketable security gains (losses), net include unrealized gains of $13.4 million and losses of $2.4 million for the six months ended June 30, 2019 and 2018, respectively, related to marketable security positions held by the Company as of June 30, 2019.

As of June 30, 2019, the estimated fair values of the Company’s other financial assets and liabilities were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Notes receivable from third parties (included in other receivables and other assets)	$1,954	$—	$1,954	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,300	see below
LIABILITIES
Long-term debt, including current portion(1)	$312,746	$—	$329,192	$—
______________________

(1)	The estimated fair value includes the embedded conversion options on the Company’s 3.0% Convertible Senior Notes and 3.25% Convertible Senior Notes.

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

8. STOCK REPURCHASES
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Securities through open market purchases, privately negotiated transactions or otherwise, depending on market conditions (see Note 4).
During the six months ended June 30, 2019, the Company acquired 3,912 shares of Common Stock for treasury for an aggregate purchase price of $0.1 million. As of June 30, 2019, the Company’s repurchase authority for the Securities was $149.8 million.
During the six months ended June 30, 2019, the Company acquired 8,121 shares of Common Stock for treasury for an aggregate purchase price of $0.4 million from its employees to cover their tax withholding obligations related to the vesting of equity awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors.
9. NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests			June 30, 2019	December 31, 2018
Ocean Services:
SEA-Vista	49%			$161,366	$148,665
Inland Services:
Other	3.0%	–	51.8%	866	862
Other	5.0%			4	161
				$162,236	$149,688

SEA-Vista. SEA-Vista owns and operates the Company’s fleet of U.S.-flag petroleum and chemical carriers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products. As of June 30, 2019, the net assets of SEA-Vista were $329.3 million. During the six months ended June 30, 2019, the net income of SEA-Vista was $15.9 million, of which $7.8 million was attributable to noncontrolling interests. During the six months ended June 30, 2018, the net income of SEA-Vista was $12.0 million, of which $5.9 million was attributable to noncontrolling interests.
10. MULTI-EMPLOYER AND DEFINED BENEFIT PENSION PLANS
AMOPP. During the six months ended June 30, 2019, the Company received notification from the AMOPP that the Company’s withdrawal liability, as of September 30, 2018 would have been, $28.1 million based on an actuarial valuation performed as of that date. That liability may change in future years based on various factors, primarily employee census. As of June 30, 2019, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.

11. SHARE BASED COMPENSATION
During the six months ended June 30, 2019, transactions in connection with the Company’s share based compensation plans were as follows:

Director stock awards granted	1,125
Employee Stock Purchase Plan (“ESPP”) shares issued	22,577
Restricted stock awards granted	149,950
Stock Option Activities:
Outstanding as of December 31, 2018	1,467,391
Granted	88,975
Exercised	(57,866)
Expired	(7,463)
Outstanding as of June 30, 2019	1,491,037
Shares available for future grants and ESPP purchases as of June 30, 2019	629,054

12. COMMITMENTS AND CONTINGENCIES
As of June 30, 2019, the Company's capital commitments by year of expected payment were as follows (in thousands):

	Remainder of 2019	2020	Total
Ocean Services	$1,052	$8,523	$9,575
Inland Services	17,047	875	17,922
Other	1,374	—	1,374
	$19,473	$9,398	$28,871

Ocean Services' capital commitments included the Company's interest in two foreign-flag rail ferries. Inland Services’ capital commitments included two inland river towboats, other equipment and vessel and terminal improvements.
During 2012, the Company sold National Response Corporation (“NRC”), NRC Environmental Services Inc., SEACOR Response Ltd., and certain other subsidiaries to J.F. Lehman & Company, a private equity firm (the “SES Business Transaction”).
On December 15, 2010, O’Brien’s Response Management L.L.C. (“ORM”) and NRC were named as defendants in one of the several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico (the “DWH Response), which is currently pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserted various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned “B3” master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order. On February 16, 2016, all but eleven “B3” claims against ORM and NRC were dismissed with prejudice (the “B3 Dismissal Order”). On August 2, 2016, the Court granted an omnibus motion for summary judgment as it concerns ORM and NRC in its entirety, dismissing the remaining eleven plaintiffs’ claims against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). The deadline to appeal both of these orders has expired. At present, there is only one remaining claim, although as noted herein it is the subject of a pending dismissal motion. Specifically, on April 8, 2013, the Company, ORM, and NRC were named as defendants in William and Dianna Fitzgerald v. BP Exploration et al., No. 2:13-CV-00650 (E.D. La.) (the “Fitzgerald Action”), which is a suit by a husband and wife whose son allegedly participated in the clean-up effort and became ill as a result of his exposure to oil and dispersants. While the Fitzgerald Action was dismissed against ORM and NRC by virtue of the Remaining Eleven Plaintiffs’ Dismissal Order, the claim against the Company remained pending. On July 18, 2019, the Company and the remaining plaintiffs filed a joint motion to dismiss all claims by such plaintiffs against the Company with prejudice.
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
Separately, on March 2, 2012, the Court announced that BP Exploration and Production Inc. (“BPXP”) and BP America Production Company (“BP America,” and with BPXP, “BP”) and the Plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, Plaintiffs’ economic loss and property damage claims and clean-up related claims against BP. The Company, ORM, and NRC had no involvement in negotiating or agreeing to the terms of either settlement, nor are they parties or signatories thereto. The BP settlement pertaining to personal injury claims (the “Medical Settlement”) purported to resolve the “B3” claims asserted against BP and also established a right for class members to pursue individual claims against BP (but not ORM or NRC) for “later-manifested physical conditions,” defined in the Medical Settlement to be physical conditions that were “first diagnosed” after April 16, 2012 and which are claimed to have resulted from exposure during the DWH Response. The back-end litigation-option (“BELO”) provision of the Medical Settlement has specifically-delineated procedures and limitations, should any “B3” class member seek to invoke their BELO right. For example, there are limitations on the claims and defenses that can be asserted, as well as on the issues, elements, and proofs that may be litigated at any trial and the potential recovery for any Plaintiff. Notwithstanding that the Company, ORM, and NRC are listed on the Medical Settlement’s release as to claims asserted by Plaintiffs, the Medical Settlement still permits BP to seek indemnity from any party, to the extent BP has a valid indemnity right. The Medical Settlement was approved by the Court on January 11, 2013 and made effective on February 12, 2014. As of mid-July 2019, BP has tendered approximately 2,350 claims pursuant to the Medical Settlement’s BELO provision for indemnity to ORM and approximately 225 of such claims to NRC. Recently, 219 of the claims that were tendered by BP to ORM and 18 of the claims tendered to NRC have been dismissed with prejudice. ORM and NRC have rejected all of BP’s indemnity demands relating to the Medical Settlement’s BELO provision and on February 14, 2019 commenced a legal action against BPXP and BP America with respect to same. That action, captioned O’Brien’s Response Management, L.L.C. et al. v. BP Exploration & Production Inc. et al., Case No. 2:19-CV-01418-CJB-JCW (E.D. La.) (the “Declaratory Judgment Action”), seeks declaratory relief that neither ORM nor NRC have any indemnity obligation to BP with respect to the exposure-based claims expressly contemplated by the Medical Settlement’s BELO provision, nor any contribution, in light of BP’s own actions and conduct over the past nine years (including its complete failure to even seek indemnity) and the resultant prejudice to ORM and NRC; that any indemnity or contribution rights BP may have once had with respect to these personal injury and exposure claims were extinguished once the Medical Settlement was approved by the MDL Court in 2013; and that the immunity already afforded to ORM and NRC via the B3 Dismissal Order and the Remaining Eleven Plaintiffs’ Dismissal Order operates to bar any indemnity or contribution claims against them by BP.  BP answered the Complaint in the Declaratory Judgment Action on May 7, 2019 and also asserted three counterclaims against ORM and NRC. ORM and NRC moved to dismiss the majority of BP’s counterclaims on June 18, 2019 and that motion remains pending. The Court has also ordered the parties to participate in early mediation per BP’s request. Mediation proceedings are currently scheduled for July 30, 2019 and the parties continue to exchange information and dialogue in advance of those proceedings.
BP has also similarly tendered personal injury claims to ORM and NRC that are being pursued by Plaintiffs who opted out of the Medical Settlement and who are thus proceeding with their “B3” claims in their ordinary course (as opposed to pursuant to the Medical Settlement’s BELO provision). ORM and NRC have also rejected these demands.
Generally, the Company, ORM, and NRC believe that BP’s indemnity demands with respect to any “B3” claims, including those involving Medical Settlement class members invoking BELO rights and those involving Medical Settlement opt-out Plaintiffs, are untimely and improper, and intend to vigorously defend their interests. Moreover, ORM has contractual indemnity coverage for the above-referenced claims through its separate agreements with sub-contractors that worked for ORM during the DWH Response and have preserved their rights in that regard while the Declaratory Judgment Action is pending. Overall, however, the Company believes that both of BP’s settlements have reduced the potential exposure in connection with the various cases relating to the DWH Response. The Company is unable to estimate the potential exposure, if any, resulting from these claims, but does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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
13. SEGMENT INFORMATION
Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s basis of measurement of segment profit or loss is as previously defined in the Company’s Annual report on Form 10-K for the year ended December 31, 2018. Accounting standards also require companies to disaggregate revenues from contracts with customers into categories to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables summarize the operating results, capital expenditures, assets and disaggregated revenues of the Company’s reportable segments.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2019
Operating Revenues:
External customers	109,681	61,455	23,745	2,142	—	197,023
Intersegment	—	—	8	—	(8)	—
	109,681	61,455	23,753	2,142	(8)	197,023
Costs and Expenses:
Operating	71,230	54,486	15,691	1,472	(8)	142,871
Administrative and general	9,423	3,133	6,831	837	6,490	26,714
Depreciation and amortization	10,230	5,699	209	493	378	17,009
	90,883	63,318	22,731	2,802	6,860	186,594
Gains (Losses) on Asset Dispositions, Net	349	330	—	(2)	—	677
Operating Income (Loss)	19,147	(1,533)	1,022	(662)	(6,868)	11,106
Other Income (Expense):
Foreign currency gains (losses), net	1	(191)	—	—	(1)	(191)
Other, net	28	—	(2)	—	(1)	25
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	700	(618)	(128)	(266)	—	(312)
Segment Profit (Loss)	19,876	(2,342)	892	(928)
Other Income (Expense) not included in Segment Profit (Loss)						9,763
Less Equity Losses included in Segment Profit (Loss)						312
Income Before Taxes and Equity Losses						20,703

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2019
Operating Revenues:
External customers	218,953	127,057	56,590	3,947	—	406,547
Intersegment	—	—	106	—	(106)	—
	218,953	127,057	56,696	3,947	(106)	406,547
Costs and Expenses:
Operating	141,162	108,731	37,463	2,725	(99)	289,982
Administrative and general	19,621	6,489	13,233	1,676	12,441	53,460
Depreciation and amortization	20,567	11,424	415	982	757	34,145
	181,350	126,644	51,111	5,383	13,099	377,587
Gains (Losses) on Asset Dispositions, Net	366	750	—	(2)	—	1,114
Operating Income (Loss)	37,969	1,163	5,585	(1,438)	(13,205)	30,074
Other Income (Expense):
Foreign currency gains (losses), net	(46)	268	—	—	(8)	214
Other, net	(623)	—	(5)	—	9	(619)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	811	(3,090)	(195)	(356)	—	(2,830)
Segment Profit (Loss)	38,111	(1,659)	5,385	(1,794)
Other Income (Expense) not included in Segment Profit (Loss)						8,825
Less Equity Losses included in Segment Profit (Loss)						2,830
Income Before Taxes and Equity Losses						38,494

Capital Expenditures	542	6,860	40	308	—	7,750

As of June 30, 2019
Property and Equipment:
Historical cost	930,719	446,392	1,267	7,574	30,132	1,416,084
Accumulated depreciation	(361,863)	(205,792)	(1,079)	(1,472)	(22,962)	(593,168)
Net property and equipment	568,856	240,600	188	6,102	7,170	822,916
Operating Lease Right-of-Use Assets	122,292	34,791	877	—	3,558	161,518
Investments, at Equity, and Advances to 50% or Less Owned Companies	77,644	56,504	280	21,217	—	155,645
Inventories	1,494	2,973	647	179	—	5,293
Goodwill	1,852	2,356	28,506	—	—	32,714
Intangible Assets	8,301	8,244	6,228	—	—	22,773
Other current and long-term assets, excluding cash and near cash assets(1)	56,598	49,737	91,993	3,630	17,319	219,277
Segment Assets	837,037	395,205	128,719	31,128
Cash and near cash assets(1)						183,254
Total Assets						1,603,390
______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, restricted cash equivalents, marketable securities and construction reserve funds.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2019
Revenues from Contracts with Customers:
Voyage charters	25,729	—	—	—	—	25,729
Contracts of affreightment	10,647	94,795	—	—	—	105,442
Tariff	41,962	—	—	—	—	41,962
Unit freight	32,312	—	—	—	—	32,312
Terminal operations	—	8,604	—	—	—	8,604
Fleeting operations	—	7,967	—	—	—	7,967
Logistics Services	—	8,113	—	—	—	8,113
Time and material contracts	—	—	50,586	—	—	50,586
Retainer contracts	—	—	4,802	—	—	4,802
Product sales(1)	—	—	—	2,887	—	2,887
Other	1,922	2,279	1,308	584	(106)	5,987
Lease Revenues:
Time charter, bareboat charter and rental income	106,381	5,299	—	476	—	112,156
	218,953	127,057	56,696	3,947	(106)	406,547
______________________

(1)	Costs of goods sold related to product sales was $2.4 million.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2018
Operating Revenues:
External customers	105,155	73,409	37,298	969	—	216,831
Intersegment	—	—	10	—	(10)	—
	105,155	73,409	37,308	969	(10)	216,831
Costs and Expenses:
Operating	75,044	62,361	24,399	392	(28)	162,168
Administrative and general	10,328	3,216	5,140	498	5,129	24,311
Depreciation and amortization	11,620	6,243	491	62	428	18,844
	96,992	71,820	30,030	952	5,529	205,323
Gains on Asset Dispositions, Net	3	503	—	—	—	506
Operating Income (Loss)	8,166	2,092	7,278	17	(5,539)	12,014
Other Income (Expense):
Foreign currency gains (losses), net	(76)	(1,183)	(17)	1	(71)	(1,346)
Other, net	398	14	—	53,902	(3)	54,311
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,267	584	(32)	112	—	1,931
Segment Profit	9,755	1,507	7,229	54,032
Other Income (Expense) not included in Segment Profit						(11,050)
Less Equity Earnings included in Segment Profit						(1,931)
Income Before Taxes and Equity Earnings						53,929

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2018
Operating Revenues:
External customers	207,539	129,330	63,701	1,085	—	401,655
Intersegment	—	—	39	—	(39)	—
	207,539	129,330	63,740	1,085	(39)	401,655
Costs and Expenses:
Operating	140,377	110,542	42,705	392	(71)	293,945
Administrative and general	20,877	6,528	10,507	684	11,510	50,106
Depreciation and amortization	24,265	12,477	792	62	857	38,453
	185,519	129,547	54,004	1,138	12,296	382,504
Gains on Asset Dispositions, Net	1,886	5,665	—	—	—	7,551
Operating Income (Loss)	23,906	5,448	9,736	(53)	(12,335)	26,702
Other Income (Expense):
Foreign currency gains (losses), net	(127)	520	(15)	1	(35)	344
Other, net	681	14	—	53,902	(3)	54,594
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,582	(1,870)	103	1,279	—	1,094
Segment Profit	26,042	4,112	9,824	55,129
Other Income (Expense) not included in Segment Profit						(21,597)
Less Equity Earnings included in Segment Profit						(1,094)
Income Before Taxes and Equity Earnings						60,043

Capital Expenditures	28,503	2,917	—	85	127	31,632

As of June 30, 2018
Property and Equipment:
Historical cost	920,908	436,780	1,227	4,467	30,132	1,393,514
Accumulated depreciation	(320,659)	(184,747)	(984)	(62)	(21,362)	(527,814)
Net property and equipment	600,249	252,033	243	4,405	8,770	865,700
Investments, at Equity, and Advances to 50% or Less Owned Companies	59,527	64,398	589	25,644	—	150,158
Inventories	2,172	2,208	152	158	—	4,690
Goodwill	1,852	2,416	28,506	—	—	32,774
Intangible Assets	9,629	9,738	7,531	—	—	26,898
Other current and long-term assets, excluding cash and near cash assets(1)	56,888	73,980	61,035	2,789	4,747	199,439
Segment Assets	730,317	404,773	98,056	32,996
Cash and near cash assets(1)						376,265
Total Assets						1,655,924

______________________

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, restricted cash equivalents, marketable securities and construction reserve funds.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2018
Revenues from Contracts with Customers:
Voyage charters	41,258	—	—	—	—	41,258
Contracts of affreightment	7,865	96,303	—	—	—	104,168
Tariff	36,540	—	—	—	—	36,540
Unit freight	27,579	—	—	—	—	27,579
Terminal operations	—	11,814	—	—	—	11,814
Fleeting operations	—	8,952	—	—	—	8,952
Logistics Services	—	6,214	—	—	—	6,214
Time and material contracts	—	—	58,031	—	—	58,031
Retainer contracts	—	—	4,742	—	—	4,742
Product sales(1)	—	—	—	610	—	610
Other	1,497	2,369	967	416	(39)	5,210
Lease Revenues:
Time charter, bareboat charter and rental income	92,800	3,678	—	59	—	96,537
	207,539	129,330	63,740	1,085	(39)	401,655
______________________

(1)	Costs of goods sold related to product sales was $0.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and six months (“Current Six Months”) ended June 30, 2019 compared with the three months (“Prior Year Quarter”) and six months (“Prior Six Months”) ended June 30, 2018. See “Item 1. Financial Statements—Note 13. Segment Information” included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the meaning given to those terms used in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Ocean Transportation & Logistics Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	90,346	82	87,414	83	180,660	83	170,463	82
Foreign	19,335	18	17,741	17	38,293	17	37,076	18
	109,681	100	105,155	100	218,953	100	207,539	100
Costs and Expenses:
Operating:
Personnel	23,729	22	22,584	21	46,911	21	45,884	22
Repairs and maintenance	5,953	5	6,249	6	12,220	6	11,601	5
Dry-docking	3,371	3	7,430	7	6,203	3	9,596	5
Insurance and loss reserves	1,615	2	1,542	1	3,843	2	3,534	2
Fuel, lubes and supplies	9,981	9	10,112	10	17,770	8	18,624	9
Leased-in equipment	11,040	10	11,434	11	23,126	11	22,512	11
Other	15,541	14	15,693	15	31,089	14	28,626	14
	71,230	65	75,044	71	141,162	65	140,377	68
Administrative and general	9,423	9	10,328	10	19,621	9	20,877	10
Depreciation and amortization	10,230	9	11,620	11	20,567	9	24,265	11
	90,883	83	96,992	92	181,350	83	185,519	89
Gains on Asset Dispositions	349	—	3	—	366	—	1,886	1
Operating Income	19,147	17	8,166	8	37,969	17	23,906	12
Other Income (Expense):
Foreign currency gains (losses), net	1	—	(76)	—	(46)	—	(127)	—
Other, net	28	—	398	—	(623)	—	681	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	700	1	1,267	1	811	—	1,582	1
Segment Profit(1)	19,876	18	9,755	9	38,111	17	26,042	13
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Bulk Transportation Services:
Petroleum and chemical:
Time charter	25,900	24	23,706	23	56,155	26	49,217	24
Bareboat charter	6,989	6	9,151	9	14,400	6	18,201	9
Voyage charter	1,333	1	2,284	2	1,333	1	7,390	4
Dry bulk:
Contracts of affreightment	6,917	6	4,817	4	10,647	5	7,865	4
Voyage charter	1,806	2	4,672	4	3,919	2	9,209	4
Port & Infrastructure Services:
Tariff	20,965	19	18,539	18	41,962	19	36,540	17
Time charter	1,876	2	1,171	1	3,175	1	2,522	1
Bareboat charter	1,588	1	1,856	2	3,370	2	3,679	2
Logistics Services:
Time charter(1)	11,743	11	8,276	8	29,281	13	19,181	9
Voyage charter	13,277	12	15,843	15	20,477	9	24,659	12
Unit freight	16,299	15	14,195	13	32,312	15	27,579	13
Managed services	988	1	645	1	1,922	1	1,497	1
	109,681	100	105,155	100	218,953	100	207,539	100
_______________________

(1)
Includes MSP revenues of $4.6 million and $7.7 million for the three and six months ended June 30, 2019 and $5.0 million and $10.0 million for the three and six months ended June 30, 2018, respectively.

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $4.5 million higher.
Operating revenues from bulk transportation services were $1.7 million lower. Operating revenues from petroleum and chemical transportation were $0.9 million lower primarily due to the return of one previously leased-in U.S.-flag petroleum and chemical carrier in January 2019 partially offset by less out-of-service time for regulatory dry-dockings and repairs. Operating revenues from dry bulk transportation were $0.8 million lower primarily due to lower activities.
Operating revenues from port and infrastructure services were $2.9 million higher primarily due to higher port traffic.
Operating revenues from logistics services were $3.0 million higher primarily due to an increase in unit freight shipping demand for containers and project cargoes. The changes in time charter and voyage charter revenues for military and commercial cargo activity were the result of changes in contract status.
Operating Expenses. Operating expenses were $3.8 million lower primarily due to fewer regulatory dry-dockings in the Current Year Quarter, partially offset by higher personnel expenses primarily due to pre-negotiated rate increases under the terms of certain collective bargaining agreements.
Administrative and General. Administrative and general expenses were $0.9 million lower primarily due to lower legal and professional fees.
Depreciation and Amortization. Depreciation and amortization expenses were $1.4 million lower primarily due to the U.S.-flag bulk carriers being fully depreciated during 2018.
Gains on Asset Dispositions. During the Current Year Quarter, the Company recognized $0.3 million of previously deferred gains following the repayment of a note receivable related to the sale of real property.
Operating Income. Excluding gains on asset dispositions, operating income as a percentage of operating revenues was 17% in the Current Year Quarter compared with 8% in the Prior Year Quarter. The improvement was primarily due to higher operating revenues, lower dry-docking costs and lower depreciation and amortization expenses, partially offset by higher personnel expenses.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax, were $0.6 million lower. Equity earnings from Trailer Bridge were $2.1 million lower primarily due to increased capacity in the Puerto Rico liner trade and a reduction in the movement of relief supplies following the 2017 hurricanes. The decrease was partially offset by an improvement in equity earnings from the Company’s rail ferry joint ventures (RF Vessel Holdings and Golfo de Mexico) as a consequence of out-of-service time and associated dry-docking costs and repair and maintenance expenses for the rail ferries in the Prior Year Quarter.
Current Six Months compared with Prior Six Months
Operating Revenues. Operating revenues were $11.4 million higher.
Operating revenues from bulk transportation services were $5.4 million lower. Operating revenues from petroleum and chemical transportation were $2.9 million lower primarily due to the return of one previously leased-in U.S.-flag petroleum and chemical carrier in January 2019 and the scrapping of another U.S.-flag petroleum and chemical carrier in the Prior Six Months. These decreases were partially offset by the return to service of one U.S.-flag petroleum and chemical carrier in the Prior Six Months following the completion of its regulatory dry-docking and a higher time charter rate in the Current Six Months for another U.S.-flag petroleum and chemical carrier. Operating revenues from dry bulk transportation were $2.5 million lower primarily due to higher off-hire time for regulatory dry-dockings and mobilization.
Operating revenues from port and infrastructure services were $5.8 million higher primarily due to higher port traffic.
Operating revenues from logistics services were $10.7 million higher primarily due to an increase in unit freight shipping demand for containers and project cargoes. The changes in time charter and voyage charter revenues for military and commercial cargo activity were the result of changes in contract status.
Operating Expenses. Operating expenses were $0.8 million higher primarily due to higher personnel expenses as a result of pre-negotiated rate increases under the terms of certain collective bargaining agreements, higher repair and maintenance expenses for U.S.-flag bulk carriers and higher voyage costs for logistics services as a consequence of the increased revenues discussed above. These increases were partially offset by lower regulatory dry-docking costs across the fleet.
Administrative and General. Administrative and general expenses were $1.3 million lower primarily due to lower legal and professional fees.
Depreciation and Amortization. Depreciation and amortization expenses were $3.7 million lower primarily due to the U.S.-flag bulk carriers being fully depreciated during 2018.
Gains on Asset Dispositions. During the Current Six Months, the Company recognized $0.3 million of previously deferred gains following the repayment of a note receivable related to the sale of real property. During the Prior Six Months, the Company sold one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug and other equipment for net proceeds of $5.1 million and gains of $1.9 million.
Operating Income. Excluding gains on asset dispositions, operating income as a percentage of operating revenues was 17% compared with 11%. The improvement was primarily due to higher operating revenues, lower administrative and general expenses and lower depreciation and amortization expenses.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax, were $0.8 million lower. Equity earnings from Trailer Bridge were $2.9 million lower primarily due to increased capacity in the Puerto Rico liner trade and a reduction in the movement of relief supplies following the 2017 hurricanes. The decrease was partially offset by an improvement in equity earnings from the Company’s rail ferry joint ventures (RF Vessel Holdings and Golfo de Mexico) as a consequence of out-of-service time and associated dry-docking costs and repair and maintenance expenses for the rail ferries in the Prior Six Months.

Fleet Count
The composition of Ocean Services’ fleet as of June 30 was as follows:

	Owned	Leased-in	Joint Ventured	Total
2019
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	7	2	—	9
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	19	5	—	24
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Specialty vessel - Foreign-flag(1)	—	—	2	2
Logistics Services:
PCTC(2) - U.S.-flag	—	4	—	4
Short-sea container/RORO(3) vessels - Foreign-flag	9	—	—	9
RORO(3) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	49	11	14	74
2018
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	7	3	—	10
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	18	6	—	24
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Logistics Services:
PCTC(2) - U.S.-flag	—	4	—	4
Short-sea container/RORO(3) vessels - Foreign-flag	9	—	—	9
RORO(3) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	48	13	12	73
______________________

(1)	Line handling vessel

(2)	Pure Car/Truck Carrier.

(3)	Roll On/Roll Off.

Inland Transportation & Logistics Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	58,594	95	70,142	96	122,206	96	123,880	96
Foreign	2,861	5	3,267	4	4,851	4	5,450	4
	61,455	100	73,409	100	127,057	100	129,330	100
Costs and Expenses:
Operating:
Barge logistics	36,582	59	47,458	64	70,167	55	81,587	63
Personnel	4,205	7	4,435	6	8,777	7	9,051	7
Repairs and maintenance	1,624	3	1,216	2	2,838	2	2,756	2
Insurance and loss reserves	1,059	2	597	1	2,075	2	1,243	1
Fuel, lubes and supplies	1,872	3	1,954	3	3,683	3	3,833	3
Leased-in equipment	3,508	6	2,151	3	7,118	6	4,020	3
Other	4,090	7	4,471	6	8,309	7	7,859	6
Net barge pool earnings attributable to third parties	1,546	2	79	—	5,764	4	193	—
	54,486	89	62,361	85	108,731	86	110,542	85
Administrative and general	3,133	5	3,216	4	6,489	5	6,528	5
Depreciation and amortization	5,699	9	6,243	9	11,424	9	12,477	10
	63,318	103	71,820	98	126,644	100	129,547	100
Gains on Asset Dispositions	330	—	503	1	750	1	5,665	4
Operating Income (Loss)	(1,533)	(3)	2,092	3	1,163	1	5,448	4
Other Income:
Foreign currency gains (losses), net	(191)	—	(1,183)	(2)	268	—	520	—
Other, net	—	—	14	—	—	—	14	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(618)	(1)	584	1	(3,090)	(2)	(1,870)	(1)
Segment Profit (Loss)(1)	(2,342)	(4)	1,507	2	(1,659)	(1)	4,112	3
______________________

(1)
Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Bulk Transportation Services:
Dry-cargo barge pools(1)	42,950	70	52,746	72	89,943	71	90,853	70
Charter-out of dry-cargo barges	—	—	—	—	—	—	5	—
International liquid tank barge operations	2,861	5	3,267	4	4,852	4	5,450	4
Boat, specialty barge and other operations	1,702	3	884	1	3,338	3	1,775	1
Port & Infrastructure Services:
Terminal operations	3,451	6	6,485	9	9,258	7	12,649	10
Fleeting operations	4,604	7	5,268	7	9,340	7	10,122	8
Machine shop and shipyard	826	1	884	1	1,254	1	1,316	1
Logistics services	4,575	7	3,400	5	8,113	6	6,214	5
Managed services	486	1	475	1	959	1	946	1
	61,455	100	73,409	100	127,057	100	129,330	100
______________________

(1)
Operating revenues for the three and six months ended June 30, 2019, includes $18.6 million and $38.8 million, respectively, attributable to third-party barge owners participating in dry-cargo barge pools managed by the Company. Operating revenues for the three and six months ended June 30, 2018, includes $22.4 million and $37.7 million, respectively, attributable to third-party barge owners participating in dry-cargo barge pools managed by the Company.

Operating Revenues. Operating revenues were $12.0 million lower in the Current Year Quarter compared with the Prior Year Quarter and $2.3 million lower in the Current Six Months compared with the Prior Six Months. Operating revenues in the Current Year Quarter and Current Six Months were impacted by prolonged flooding throughout the U.S. Inland Waterways resulting in a severe disruption to bulk transportation activities.
Operating revenues from bulk transportation services were $9.4 million lower in the Current Year Quarter compared with the Prior Year Quarter and $0.1 million higher in the Current Six Months compared with the Prior Six Months. Operating revenues from the dry-cargo barge pools were $9.8 million lower in the Current Year Quarter compared with the Prior Year Quarter and $0.9 million lower in the Current Six Months compared with the Prior Six Months primarily due to the severe disruption to bulk transportation activities discussed above. Operating revenues from boat, specialty barge and other operations were $0.8 million higher in the Current Year Quarter compared with the Prior Year Quarter and $1.6 million higher in the Current Six Months compared with the Prior Six Months primarily due to the adoption of the new lease accounting standard.
Operating revenues from port and infrastructure services were $3.8 million lower in the Current Year Quarter compared with the Prior Year Quarter and $4.2 million lower in the Current Six Months compared with the Prior Six Months. The prolonged flooding closed the St. Louis harbor for 45 days during the Current Year Quarter and restricted activity at the Company's terminal and fleeting locations; the volumes handled by the Company's terminals in the St. Louis area were approximately 60% lower in the Current Year Quarter compared with the Prior Year Quarter and approximately 30% lower in the Current Six Months compared with the Prior Six Months.
Operating revenues from logistics services were $1.2 million higher in the Current Year Quarter compared with the Prior Year Quarter and $1.9 million higher in the Current Six Months compared with the Prior Six Months primarily due to an increase in container movements.
Operating Expenses. Operating expenses were $7.9 million lower in the Current Year Quarter compared with the Prior Year Quarter and $1.8 million lower in the Current Six Months compared with the Prior Six Months.
Barge logistics expenses were $10.9 million lower in the Current Year Quarter compared with the Prior Year Quarter and $11.4 million lower in the Current Six Months compared with the Prior Six Months primarily due to lower towing and switching costs as a result of the severe disruption to bulk transportation activities discussed above. Personnel expenses were $0.3 million lower in the Current Six Months compared with the Prior Six Months primarily due to lower activity levels at the Company’s terminal and fleeting locations in the St. Louis harbor resulting in lower overtime pay. Repairs and maintenance expenses were $0.4 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to unscheduled repairs in the

Current Year Quarter. Insurance and loss reserves were $0.5 million higher in the Current Year Quarter compared with the Prior Year Quarter and $0.8 million higher in the Current Six Months compared with the Prior Six Months primarily due to the accrual of aggregate insurance deductibles. Leased-in equipment expenses were $1.4 million higher in the Current Year Quarter compared with the Prior Year Quarter and $3.1 million higher in the Current Six Months compared with the Prior Six Months primarily due to the adoption of the new lease accounting standard.
Depreciation and Amortization. Depreciation and amortization expenses were $0.5 million lower in the Current Year Quarter compared with the Prior Year Quarter and $1.1 million lower in the Current Six Months compared with the Prior Six Months as a result of certain liquid terminal assets being fully depreciated during 2018.
Gains on Asset Dispositions. During the Current Year Quarter, the Company recognized previously deferred gains of $0.3 million. During the Prior Year Quarter, the Company recognized previously deferred gains of $0.5 million. During the Current Six Months, the Company recognized previously deferred gains of $0.7 million. During the Prior Six Months, the Company sold 32 dry-cargo barges, two specialty barges and other equipment for net proceeds of $10.8 million and gains of $4.7 million. In addition, the Company recognized previously deferred gains of $1.0 million.
Operating Income (Loss). Excluding gains on asset dispositions, operating loss as a percentage of operating revenues was 3% in the Current Year Quarter compared with operating income as a percentage of operating revenues of 2% in the Prior Year Quarter and operating income as a percentage of operating revenues was 0% in both the Current Six Months and the Prior Six Months. Operating results in the Current Year Quarter and Current Six Months were negatively impacted by the prolonged flooding throughout the U.S. Inland Waterways resulting in a severe disruption to bulk transportation activities.
Foreign currency gains (losses), net. Foreign currency gains and losses in all periods were primarily due to movements in the exchange rate of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. Equity in earnings (losses) of 50% or less owned companies, net of tax, were $1.2 million lower during the Current Year Quarter compared with the Prior Year Quarter and $1.2 million lower during the Current Six Months compared with the Prior Six Months. Equity earnings from SCF Bunge Marine, the Company’s joint venture that operates towboats on the U.S. Inland Waterways, were $1.1 million lower during the Current Year Quarter compared with the Prior Year Quarter and $1.0 million lower during the Current Six Months compared to the Prior Six Months primarily due to the prolonged flooding resulting in poor operating conditions, tow size restrictions and periodic river and harbor closures.

Fleet Count
The composition of Inland Services’ fleet as of June 30 was as follows:

	Owned	Leased-in	Joint Ventured	Pooled	Total
2019
Bulk Transportation Services:
Dry-cargo barges	586	48	258	482	1,374
Liquid tank barges	20	—	—	—	20
Specialty barges	5	—	—	—	5
Towboats:
4,000 hp - 6,600 hp	3	4	11	—	18
3,300 hp - 3,900 hp	1	—	2	—	3
Less than 3,200 hp	2	—	—	—	2
Port & Infrastructure Services:
Harbor boats:
1,100 hp - 2,000 hp	12	6	—	—	18
Less than 1,100 hp	6	—	—	—	6
Logistics Services:
Dry-cargo barges	25	2	—	6	33
	660	60	271	488	1,479
2018
Bulk Transportation Services:
Dry-cargo barges	584	48	258	488	1,378
Liquid tank barges	20	—	—	—	20
Specialty barges	5	—	—	—	5
Towboats:
4,000 hp - 6,600 hp	3	4	11	—	18
3,300 hp - 3,900 hp	1	—	2	—	3
Less than 3,200 hp	2	—	—	—	2
Port & Infrastructure Services:
Harbor boats:
1,100 hp - 2,000 hp	12	6	—	—	18
Less than 1,100 hp	6	—	—	—	6
Logistics Services:
Dry-cargo barges	27	2	—	1	30
	660	60	271	489	1,480

Witt O'Brien's

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	23,178	98	36,653	98	55,818	98	62,744	98
Foreign	575	2	655	2	878	2	996	2
	23,753	100	37,308	100	56,696	100	63,740	100
Costs and Expenses:
Operating	15,691	66	24,399	65	37,463	66	42,705	67
Administrative and general	6,831	29	5,140	14	13,233	23	10,507	17
Depreciation and amortization	209	1	491	1	415	1	792	1
	22,731	96	30,030	80	51,111	90	54,004	85
Operating Income	1,022	4	7,278	20	5,585	10	9,736	15
Other Income:
Foreign currency losses, net	—	—	(17)	—	—	—	(15)	—
Other, net	(2)	—	—	—	(5)	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(128)	—	(32)	—	(195)	—	103	—
Segment Profit	892	4	7,229	20	5,385	10	9,824	15
Operating Revenues. Operating revenues were $13.6 million lower in the Current Year Quarter compared with the Prior Year Quarter and $7.0 million lower in the Current Six Months compared with the Prior Six Months primarily due to successful completion of major task orders related to long-term recovery programs in Texas and the U.S. Virgin Islands, and the conclusion of disaster response work for multiple city and county governments.
Operating Expenses. Operating expenses were $8.7 million lower in the Current Year Quarter compared with the Prior Year Quarter and $5.2 million lower in the Current Six Months compared with the Prior Six Months primarily due to the completion of major recovery program task orders.
Administrative and General. Administrative and general expenses were $1.7 million higher in the Current Year Quarter compared with the Prior Year Quarter and $2.7 million higher in the Current Six Months compared with the Prior Six Months primarily due to a bad debt charge and included higher administrative and general expenses necessary to support the significant growth following the 2017 hurricanes and development of a broader range of post-disaster services.
Operating Income. Operating income as a percentage of operating revenues was 4% in the Current Year Quarter compared with 20% in the Prior Year Quarter and 10% in the Current Six Months compared with 15% in the Prior Six Months primarily due to reduced operating revenues and higher administrative and general expenses.

Other

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	2,142	100	942	97	3,947	100	942	87
Foreign	—	—	27	3	—	—	143	13
	2,142	100	969	100	3,947	100	1,085	100
Costs and Expenses:
Operating	1,472	69	392	41	2,725	69	392	36
Administrative and general	837	39	498	51	1,676	42	684	63
Depreciation and amortization	493	23	62	6	982	25	62	6
	2,802	131	952	98	5,383	136	1,138	105
Losses on Asset Dispositions	(2)	—	—	—	(2)	—	—	—
Operating Income (Loss)	(662)	(31)	17	2	(1,438)	(36)	(53)	(5)
Other Income:
Foreign currency losses, net	—	—	1	—	—	—	1	—
Other, net(2)	—	—	53,902	n/m	—	—	53,902	n/m
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(266)	(12)	112	12	(356)	(9)	1,279	118
Segment Profit (Loss)(1)(2)	(928)	(43)	54,032	n/m	(1,794)	(45)	55,129	n/m
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
Other, net. Other, net in the Prior Year Quarter and Prior Six Months primarily includes a gain of $53.9 million on the sale of the Company’s 34.2% interest in Hawker Pacific on April 30, 2018.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. The Company’s 50% or less owned companies primarily consist of general aviation services businesses in Asia, including Hawker Pacific prior to its sale in 2018, and an agricultural commodity trading and logistics business.
Corporate and Eliminations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	$’000	$’000	$’000	$’000
Corporate Expenses	(6,882)	(5,571)	(13,233)	(12,398)
Eliminations	14	32	28	63
Operating Loss	(6,868)	(5,539)	(13,205)	(12,335)
Other Income (Expense):
Foreign currency losses, net	(1)	(71)	(8)	(35)
Other, net	(1)	(3)	9	(3)
Corporate Expenses. Corporate expenses were higher in the Current Year Quarter and Current Six Months primarily due to the expiration of the transition services agreement with SEACOR Marine Holdings Inc.

Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	$’000	$’000	$’000	$’000
Interest income	1,885	2,179	3,785	4,035
Interest expense	(4,903)	(8,604)	(10,016)	(17,167)
Debt extinguishment losses, net	(503)	(5,407)	(1,296)	(5,449)
Marketable security gains (losses), net	13,284	782	16,352	(3,016)
	9,763	(11,050)	8,825	(21,597)
Interest expense. Interest expense in the Current Year Quarter and Current Six Months was lower compared with the Prior Year Quarter and Prior Six Months, respectively, primarily due to the redemption of the 7.375% Senior Notes in October 2018, repurchases of the 3.0% Convertible Senior Notes and a reduction of the outstanding balances under the SEA-Vista Credit Facility, partially offset by interest on the 3.25% Convertible Senior Notes issued in May 2018.
Debt extinguishment losses, net. Debt extinguishment losses, net in the Current Year Quarter and Current Six Months are the result of the purchase of $13.3 million and $37.3 million in principal amount, respectively, of the Company’s 3.0% Convertible Senior Notes for $13.1 million and $36.3 million, respectively. Debt extinguishment losses in the Prior Year Quarter and Prior Six Months are primarily related to the exchange of $117.8 million of the Company’s outstanding 3.0% Convertible Senior Notes due 2028 for a like principal amount of new 3.25% Convertible Senior Notes due 2030.
Marketable security gains (losses), net. Marketable security gains (losses), net in all periods are primarily related to the Company’s investment in Dorian LPG Ltd.
Income Taxes
During the six months ended June 30, 2019, the Company’s effective income tax rate of 14.5% was primarily due to taxes not provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. tax and income subject to tonnage tax, partially offset by foreign taxes not creditable against U.S. income tax.
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
As of June 30, 2019, the Company's capital commitments by year of expected payment were as follows (in thousands):

	Remainder of 2019	2020	Total
Ocean Services	$1,052	$8,523	$9,575
Inland Services	17,047	875	17,922
Other	1,374	—	1,374
	$19,473	$9,398	$28,871
As of June 30, 2019, the Company had outstanding debt of $312.7 million, net of discounts and issuance costs, and letters of credit totaling $1.3 million with various expiration dates through 2027. In addition, as of June 30, 2019, the Company guaranteed payments on behalf of SEACOR Marine totaling $32.1 million, under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations. These guarantees continue to be contingent obligations of the Company because the beneficiary of the guarantees did not release the Company from its obligations in connection with the Spin-off and decline as payments are made by SEACOR Marine on the underlying obligations. The Company earns a fee from SEACOR Marine of 0.5% per annum on the amount of the obligations under these guarantees.

As of June 30, 2019, the holders of the Company’s 3.0% Convertible Senior Notes ($70.0 million outstanding), 2.5% Convertible Senior Notes ($64.5 million outstanding) and 3.25% Convertible Senior Notes ($117.8 million outstanding) may require the Company to repurchase the notes on November 19, 2020, December 19, 2022 and May 15, 2025, respectively. The Company’s long-term debt maturities, assuming the holders of the aforementioned convertible senior notes require the Company to repurchase the notes on those dates, are as follows (in thousands):

Remainder of 2019	$4,152
2020	144,707
2021	500
2022	64,958
2023	368
Years subsequent to 2023	123,780
$338,465
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 3.25% Convertible Senior Notes, 3.0% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On June 5, 2019, SEACOR’s Board of Directors increased the Company’s repurchase authority for the Securities to $150.0 million. As of June 30, 2019, the Company’s remaining repurchase authority for the Securities was $149.8 million.
As of June 30, 2019, the Company held balances of cash, cash equivalents, restricted cash, restricted cash equivalents, marketable securities and construction reserve funds totaling $183.3 million. As of June 30, 2019, construction reserve funds of $3.9 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire qualifying equipment. Additionally, the Company had $125.0 million available under the SEACOR Revolving Credit Facility and $100.0 million available under a subsidiary credit facility.
Summary of Cash Flows

	Six Months Ended June 30,
	2019	2018
	$’000	$’000
Cash Flows provided by Operating Activities	51,508	13,115
Cash Flows provided by (used in) Investing Activities	(6,910)	97,527
Cash Flows used in Financing Activities	(51,822)	(32,544)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(10)	52
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(7,234)	78,150

Operating Activities
Cash flows provided by operating activities increased by $38.4 million in the Current Six Months compared with the Prior Six Months. The components of cash flows provided by (used in) operating activities during the Current Six Months and Prior Six Months were as follows:

	Six Months Ended June 30,
	2019	2018
	$’000	$’000
Operating income before depreciation, amortization and gains on asset dispositions, net	63,105	57,604
Changes in operating assets and liabilities, excluding operating leases, before interest and income taxes	(12,214)	(25,049)
Purchases of marketable securities	(2,261)	—
Proceeds from sale of marketable securities	9,561	—
Interest paid, excluding capitalized interest(1)	(6,731)	(12,966)
Income taxes paid, net	(6,598)	(8,898)
Other	6,646	2,424
Total cash flows provided by operating activities	51,508	13,115
_____________________

(1)	During the Current Six Months and Prior Six Months, capitalized interest paid and included in purchases of property and equipment was $0.1 million and $0.2 million, respectively.
Operating income before depreciation, amortization and gains on asset dispositions was $5.5 million higher in the Current Six Months compared with the Prior Six Months. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company’s business segments.
Investing Activities
During the Current Six Months, net cash used in investing activities was $6.9 million primarily as follows:

•	Capital expenditures were $7.8 million related to the acquisition of real property, upgrades to inland river towboats and the construction of other Inland Services equipment.

•	The Company made investments in and advances to 50% or less owned companies of $3.2 million including $2.7 million to RF Vessel Holdings and $0.5 million to VA&E.

•	The Company received $3.7 million from its 50% or less owned company VA&E.

•	The Company received payments on third-party leases and notes receivables of $0.2 million.
During the Prior Six Months, net cash provided by investing activities was $97.5 million primarily as follows:

•	Capital expenditures were $31.6 million. Equipment deliveries included four U.S.-flag harbor tugs and two foreign-flag short-sea container/RORO vessels.

•
The Company sold one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug, 32 inland river dry-cargo barges, two inland river specialty barges and other equipment for net proceeds of $15.9 million.

•	The Company made investments in and advances to 50% or less owned companies of $8.3 million including $5.4 million to VA&E, $2.1 million to Golfo de Mexico and $0.9 million to RF Vessel Holdings.

•	The Company received $7.8 million from its 50% or less owned companies, including $5.4 million from VA&E and $2.0 million from SCFCo.

•	On April 30, 2018, the Company sold its interest in Hawker Pacific for $78.0 million.
Financing Activities
During the Current Six Months, net cash used in financing activities was $51.8 million. The Company:

•
purchased $37.3 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $36.3 million, of which $36.2 million was allocated to the settlement of the long-term debt and $0.1 million was allocated to the purchase of the conversion option embedded in the 3.0% Convertible Senior Notes.

•	incurred issuance costs of $2.2 million related to the SEACOR Revolving Credit Facility;

•	repaid $10.0 million under the SEA-Vista Credit Facility;

•	made other scheduled payments on long-term debt of $0.3 million;

•	made distributions to noncontrolling interests of $5.1 million;

•	acquired 3,912 shares of Common Stock for treasury for an aggregate purchase price of $0.1 million;

•
acquired 8,121 shares of Common Stock for treasury for an aggregate purchase price of $0.4 million from its employees to cover their tax withholding obligations related to the vesting of equity awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors; and

•	received $2.6 million from share award plans.
During the Prior Six Months, net cash used in financing activities was $32.5 million. The Company:

•	purchased $1.7 million in principal amount of its 7.375% Senior Notes for $1.8 million;

•	purchased $0.3 million in principal amount of its 3.0% Convertible Senior Notes for $0.3 million;

•	repaid $14.5 million under the SEA-Vista Credit Facility;

•	repaid the outstanding balance of $12.2 million on the ISH Term Loan;

•	repaid the remaining outstanding debt balance of $1.4 million assumed in the ISH acquisition;

•	made other scheduled payments on long-term debt of $0.3 million;

•
incurred costs of $2.5 million related to the exchange of $117.8 million aggregate principal amount of the Company’s outstanding 3.0% Convertible Senior Notes due 2028 for a like principal amount of new 3.25% Convertible Senior Notes due 2030;

•	paid dividends to controlling interests of $5.1 million; and

•	received $5.6 million from share award plans.
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
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to “Liquidity and Capital Resources” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. There has been no material change in the Company’s off-balance sheet arrangements during the Current Six Months. In addition, the Company has issued letters of credit or guaranteed the payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of June 30, 2019, guarantees on behalf of SEACOR Marine totaled $32.1 million and will decline as payments are made on the outstanding obligations.
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
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, see Note 12. “Commitments and Contingencies” included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A.     RISK FACTORS
For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in the Company’s risk factors during the Current Six Months.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Securities that may Yet be Purchased under the Plans or Programs(1)
April 1 – 30, 2019	—	$—	—	$41,826,434
May 1 – 31, 2019	—	$—	—	$30,457,684
June 1 – 30, 2019	3,912	$42.02	—	$149,835,624
______________________

(1)
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 3.0% Convertible Senior Notes, 3.25% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the Current Year Quarter, the Company repurchased $13.3 million in principal amount of its 3.0% Convertible Senior Notes for $13.1 million thereby reducing repurchase authority under the plan. From time to time, SEACOR’s Board of Directors have increased the authority, most recently to $150.0 million on June 5, 2019.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.
______________________

*	Filed herewith.
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

SEACOR Holdings Inc. (Registrant)

DATE:	July 24, 2019	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	July 24, 2019	By:	/S/ BRUCE WEINS
Bruce Weins, Senior Vice President and Chief Financial Officer (Principal Financial Officer)