Form 10-Q
period 2019-09-30
SEACOR HOLDINGS INC /NEW/
filed 2019-10-29
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
__________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019              or
☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting Emerging growth
(Do not check if a smaller  company ☐  company ☐
reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of October 25, 2019 was 20,179,218. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$76,815	$144,221
Restricted cash and restricted cash equivalents	1,221	2,991
Marketable securities	6,038	30,316
Receivables:
Trade, net of allowance for doubtful accounts of $2,961 and $3,481 in 2019 and 2018, respectively	199,013	171,828
Other	43,449	38,881
Inventories	5,224	4,530
Prepaid expenses and other	6,130	5,382
Total current assets	337,890	398,149
Property and Equipment:
Historical cost	1,424,907	1,407,329
Accumulated depreciation	(607,727)	(560,819)
Net property and equipment	817,180	846,510
Operating Lease Right-of-Use Assets	153,464	—
Investments, at Equity, and Advances to 50% or Less Owned Companies	154,968	156,886
Construction Reserve Funds	3,908	3,908
Goodwill	32,668	32,708
Intangible Assets, Net	21,884	24,551
Other Assets	8,284	8,312
	$1,530,246	$1,471,024
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$76,426	$8,497
Current portion of long-term operating lease liabilities	36,422	—
Accounts payable and accrued expenses	54,921	59,607
Other current liabilities	67,603	55,659
Total current liabilities	235,372	123,763
Long-Term Debt	241,408	346,128
Long-Term Operating Lease Liabilities	116,866	—
Deferred Income Taxes	103,489	94,420
Deferred Gains and Other Liabilities	20,463	52,871
Total liabilities	717,598	617,182
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized; 40,818,495 and 39,001,924 shares issued in 2019 and 2018, respectively	408	390
Additional paid-in capital	1,659,428	1,596,642
Retained earnings	519,023	474,809
Shares held in treasury of 20,639,277 and 20,671,627 in 2019 and 2018, respectively, at cost	(1,365,594)	(1,366,773)
Accumulated other comprehensive loss, net of tax	(1,400)	(914)
	811,865	704,154
Noncontrolling interests in subsidiaries	783	149,688
Total equity	812,648	853,842
	$1,530,246	$1,471,024

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues	$200,658	$220,257	$607,205	$621,912
Costs and Expenses:
Operating	147,386	147,529	437,368	441,474
Administrative and general	24,923	26,083	78,383	76,189
Depreciation and amortization	16,975	18,616	51,120	57,069
	189,284	192,228	566,871	574,732
Gains on Asset Dispositions, Net	1,145	6,018	2,259	13,569
Operating Income	12,519	34,047	42,593	60,749
Other Income (Expense):
Interest income	2,198	2,450	5,983	6,485
Interest expense	(4,816)	(8,335)	(14,832)	(25,502)
Debt extinguishment losses	(777)	(160)	(2,073)	(5,609)
Marketable security gains (losses), net	144	1,713	16,496	(1,303)
Foreign currency gains (losses), net	(1,877)	(328)	(1,663)	16
Other, net	505	357	(114)	54,951
	(4,623)	(4,303)	3,797	29,038
Income Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies	7,896	29,744	46,390	89,787
Income Tax Expense	1,417	3,362	7,012	12,934
Income Before Equity in Earnings (Losses) of 50% or Less Owned Companies	6,479	26,382	39,378	76,853
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(618)	821	(3,448)	1,915
Net Income	5,861	27,203	35,930	78,768
Net Income (Loss) Attributable to Noncontrolling Interests in Subsidiaries	(544)	10,136	7,239	15,934
Net Income Attributable to SEACOR Holdings Inc.	$6,405	$17,067	$28,691	$62,834

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$0.33	$0.94	$1.54	$3.48

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$0.32	$0.88	$1.48	$3.21

Weighted Average Common Shares Outstanding:
Basic	19,322,423	18,108,388	18,618,613	18,052,274
Diluted	20,738,919	21,192,554	19,984,302	22,508,622

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$5,861	$27,203	$35,930	$78,768
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses), net	(405)	(76)	(418)	59
Reclassification of foreign currency translation losses to foreign currency gains (losses), net	—	15	—	15
	(405)	(61)	(418)	74
Income tax benefit (expense)	—	2	(68)	27
	(405)	(59)	(486)	101
Comprehensive Income	5,456	27,144	35,444	78,869
Comprehensive Income (Loss) Attributable to Noncontrolling Interests in Subsidiaries	(544)	10,136	7,239	15,934
Comprehensive Income Attributable to SEACOR Holdings Inc.	$6,000	$17,008	$28,205	$62,935

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
For the nine months ended September 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
December 31, 2018	$390	$1,596,642	$474,809	$(1,366,773)	$(914)	$149,688	$853,842
Impact of adoption of accounting principle, net of tax	—	—	15,523	—	—	9,836	25,359
December 31, 2018, As Adjusted	390	1,596,642	490,332	(1,366,773)	(914)	159,524	879,201
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,695	—	—	1,695
Exercise of stock options	1	5,219	—	—	—	—	5,220
Director stock awards	—	76	—	—	—	—	76
Restricted stock	2	(2)	—	—	—	—	—
Purchase of conversion option in convertible debt, net of tax	—	(115)	—	—	—	—	(115)
Purchase of treasury shares	—	—	—	(516)	—	—	(516)
Amortization of share awards	—	3,794	—	—	—	—	3,794
Purchase of subsidiary shares from noncontrolling interests	15	53,814	—	—	—	(160,818)	(106,989)
Distributions to noncontrolling interests	—	—	—	—	—	(5,162)	(5,162)
Net income	—	—	28,691	—	—	7,239	35,930
Other comprehensive loss	—	—	—	—	(486)	—	(486)
September 30, 2019	$408	$1,659,428	$519,023	$(1,365,594)	$(1,400)	$783	$812,648

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
For the three months ended September 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
June 30, 2019	$392	$1,600,838	$512,618	$(1,366,432)	$(995)	$162,236	$908,657
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	838	—	—	838
Exercise of stock options	1	3,485	—	—	—	—	3,486
Director stock awards	—	21	—	—	—	—	21
Purchase of conversion option in convertible debt, net of tax	—	(12)	—	—	—	—	(12)
Amortization of share awards	—	1,282	—	—	—	—	1,282
Purchase of subsidiary shares from noncontrolling interests	15	53,814	—	—	—	(160,818)	(106,989)
Distributions to noncontrolling interests	—	—	—	—	—	(91)	(91)
Net income (loss)	—	—	6,405	—	—	(544)	5,861
Other comprehensive loss	—	—	—	—	(405)	—	(405)
September 30, 2019	$408	$1,659,428	$519,023	$(1,365,594)	$(1,400)	$783	$812,648

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
For the nine months ended September 30, 2018	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
December 31, 2017	$387	$1,573,013	$419,128	$(1,368,300)	$(545)	$129,678	$753,361
Impact of adoption of accounting principle	—	—	(2,467)	—	—	—	(2,467)
December 31, 2017, As Adjusted	387	1,573,013	416,661	(1,368,300)	(545)	129,678	750,894
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,527	—	—	1,527
Exercise of stock options	1	4,752	—	—	—	—	4,753
Director stock awards	—	106	—	—	—	—	106
Restricted stock	1	(1)	—	—	—	—	—
Net issuance of conversion option on exchange of convertible debt, net of tax	—	12,735	—	—	—	—	12,735
Purchase of conversion option in convertible debt, net of tax	—	(5)	—	—	—	—	(5)
Amortization of share awards	—	2,830	—	—	—	—	2,830
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	96	96
Distributions to noncontrolling interests	—	—	—	—	—	(5,111)	(5,111)
Net income	—	—	62,834	—	—	15,934	78,768
Other comprehensive income	—	—	—	—	101	—	101
September 30, 2018	$389	$1,593,430	$479,495	$(1,366,773)	$(444)	$140,597	$846,694

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
For the three months ended September 30, 2018	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
June 30, 2018	$389	$1,592,375	$462,428	$(1,367,433)	$(385)	$130,462	$817,836
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	660	—	—	660
Exercise of stock options	—	40	—	—	—	—	40
Director stock awards	—	33	—	—	—	—	33
Amortization of share awards	—	982	—	—	—	—	982
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income	—	—	17,067	—	—	10,136	27,203
Other comprehensive loss	—	—	—	—	(59)	—	(59)
September 30, 2018	$389	$1,593,430	$479,495	$(1,366,773)	$(444)	$140,597	$846,694

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2019	2018
Net Cash Provided by Operating Activities	$95,255	$35,799
Cash Flows from Investing Activities:
Purchases of property and equipment	(17,351)	(43,736)
Proceeds from disposition of property and equipment	1,874	15,952
Investments in and advances to 50% or less owned companies	(3,215)	(9,836)
Return of investments and advances from 50% or less owned companies	3,677	8,176
Proceeds on sale of 50% or less owned companies	—	78,015
Payments received on third-party leases and notes receivable, net	1,125	452
Withdrawals from construction reserve funds	—	45,431
Business acquisitions, net of cash acquired	—	310
Net cash provided by (used in) investing activities	(13,890)	94,764
Cash Flows from Financing Activities:
Payments on long-term debt	(66,685)	(43,967)
Proceeds from long-term debt, net of issue costs	22,803	—
Payments for long-term debt issue costs	—	(2,495)
Purchase of conversion option in convertible debt	(146)	(5)
Common stock acquired for treasury	(516)	—
Proceeds from share award plans	6,915	6,280
Purchase of subsidiary shares from noncontrolling interests	(107,692)	—
Distributions to noncontrolling interests	(5,162)	(5,111)
Net cash used in financing activities	(150,483)	(45,298)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(58)	61
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(69,176)	85,326
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	147,212	242,228
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	78,036	327,554
Restricted Cash and Restricted Cash Equivalents, End of Period	1,221	2,990
Cash and Cash Equivalents, End of Period	$76,815	$324,564

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
The condensed consolidated financial information for the three and nine months ended September 30, 2019 and 2018 has been prepared by the Company and has not been audited by its independent registered certified public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of September 30, 2019, its results of operations for the three and nine months ended September 30, 2019 and 2018, its comprehensive income for the three and nine months ended September 30, 2019 and 2018, its changes in equity for the three and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and 2018. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Acquisition of Noncontrolling Interest. On August 2, 2019, the Company, through certain subsidiaries, became the sole owner of the SEA-Vista joint venture by acquiring the 49% interest (the “Remaining SEA-Vista Interest”) that had been owned by ACP III Tankers, LLC (the "Seller"), an affiliate of Avista Capital Partners. As consideration for the Remaining SEA-Vista Interest, SEACOR issued 1,500,000 shares of Common Stock to the Seller (the "Consideration Shares"), in a noncash transaction, and the Company paid $107.7 million in cash, inclusive of expenses related to the transaction (see Notes 8 and 9).
Adoption of New Accounting Standards. On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Topic 842, Leases (“Topic 842”) using a modified prospective approach and implemented internal controls and systems to enable the preparation of financial information upon adoption. The Company elected the available practical expedients permitted under the guidance including the option to not separate lease and nonlease components in calculating the right-of-use assets and corresponding lease liabilities and to not apply the recognition requirements of Topic 842 to short-term leases (leases that have a duration of twelve months or less at lease inception). Generally, it was not possible for the Company to determine the interest rate implicit in each of its operating leases and therefore used its incremental borrowing rate in calculating operating lease right-of-use assets and lease liabilities. The Company assigned its leases to portfolios based on the remaining term at the time of adoption and applied a single rate to each portfolio of leases as the result was not materially different than using a specific discount rate for each individual lease. The Company included renewal options that were reasonably certain of being exercised in determining the lease term. Upon adoption, the Company recorded operating lease right-of-use assets and lease liabilities of $174.6 million for certain of its equipment, offices, real property and land leases (see Note 5). In addition, the Company recognized a cumulative-effect adjustment of $25.4 million, net of tax, to the opening balance of retained earnings primarily for previously deferred gains related to sale-leaseback transactions.
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
Contract liabilities from contracts with customers arise when the Company has received consideration prior to performance and are included in other current liabilities in the accompanying condensed consolidated balance sheets. The Company’s contract liability activity for the nine months ended September 30 was as follows (in thousands):

2019
Balance at beginning of period	$968
Previously deferred revenues recognized upon completion of performance obligations during the period	(950)
Net contract liabilities arising during the period	2,723
Balance at end of period	$2,741
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
As of September 30, 2019, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Petroleum and chemical carriers - U.S.-flag	25
Bulk carriers - U.S.-flag	25
Harbor and offshore tugs	25
Ocean liquid tank barges	25
Short-sea container/RORO(1) vessels	20
Inland river dry-cargo and specialty barges	20
Inland river liquid tank barges	25
Inland river towboats and harbor boats	25
Terminal and fleeting facilities	20
______________________
(1)Roll On/Roll Off.
Equipment maintenance and repair costs including the costs of routine overhauls, dry-dockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.
As of September 30, 2019, the Company had construction in progress of $20.9 million that primarily consisted of the construction of and upgrades to inland river towboats and other Inland Services equipment, and is included in historical cost in the accompanying condensed consolidated balance sheets. Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the nine months ended September 30, 2019, capitalized interest totaled $0.1 million.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying value and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. The Company’s estimates of undiscounted cash flows are highly subjective and actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the nine months ended September 30, 2019 and 2018, the Company did not recognize any impairment charges related to long-lived assets held for use.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the nine months ended September 30, 2019, the Company did not recognize any impairment charges related to its 50% or less owned companies. During the nine months ended September 30, 2018, the Company recognized an impairment charge of $0.1 million related to one of its 50% or less owned companies, which is included in equity in earnings (losses) of 50% or less owned companies, net of tax in the accompanying consolidated statements of income.
Income Taxes. During the nine months ended September 30, 2019, the Company’s effective income tax rate of 15.1% was lower than the statutory rate primarily due to income subject to tonnage tax, foreign sourced income not subject to U.S. tax, and taxes not provided on income attributable to noncontrolling interests, partially offset by foreign taxes not creditable against U.S. income tax (see Note 6). During the nine months ended September 30, 2018, the Company's effective income tax rate of 14.4% was lower than the statutory rate primarily due to foreign sourced income not subject to U.S. tax partially offset by income taxes in Subpart F income.
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

	2019	2018
Balance at beginning of period	$43,664	$72,453
Impact of adoption of accounting principle(1)	(29,207)	—
Amortization of deferred gains included in operating expenses as a reduction to rental expense	—	(8,991)
Amortization of deferred gains included in gains on asset dispositions	(2,119)	(6,988)
Reclassification of deferred gains into historical cost on reacquired property and equipment	—	(3,052)
Balance at end of period	$12,338	$53,422
______________________
(1)On January 1, 2019, the Company adopted Topic 842 and reduced deferred gains associated with sale-leaseback transactions through a beginning period retained earnings adjustment.

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

Computations of basic and diluted earnings per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Net Income attributable to SEACOR	Average O/S Shares	Per Share	Net Income Attributable to SEACOR	Average O/S Shares	Per Share
2019
Basic Weighted Average Common Shares Outstanding	$6,405	19,322,423	$0.33	$28,691	18,618,613	$1.54
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	189,395		—	138,588
Convertible Notes(2)	318	1,227,101		955	1,227,101
Diluted Weighted Average Common Shares Outstanding	$6,723	20,738,919	$0.32	$29,646	19,984,302	$1.48
2018
Basic Weighted Average Common Shares Outstanding	$17,067	18,108,388	$0.94	$62,834	18,052,274	$3.48
Effect of Dilutive Securities:
Options and Restricted Stock(3)	—	303,285		—	299,405
Convertible Notes(4)	1,625	2,780,881		9,495	4,156,943
Diluted Weighted Average Common Shares Outstanding	$18,692	21,192,554	$0.88	$72,329	22,508,622	$3.21
______________________
(1)For the three and nine months ended September 30, 2019, diluted earnings per common share of SEACOR excluded 557,321 and 723,370, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.
(2)For the three and nine months ended September 30, 2019, diluted earnings per common share of SEACOR excluded 827,566 and 1,027,663, respectively, of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes and 1,553,780 and 1,553,780, respectively, of common shares issuable pursuant to the Company’s 3.25% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.
(3)For the three and nine months ended September 30, 2018, diluted earnings per common share of SEACOR excluded 295,074 and 292,169, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.
(4)For the three months ended September 30, 2018, diluted earnings per common share of SEACOR excluded 1,408,719 of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.
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
2. EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the nine months ended September 30, 2019, capital expenditures were $17.4 million and primarily related to the acquisition of real property, upgrades to inland river towboats and the construction of other Inland Services equipment.
During the nine months ended September 30, 2019, the Company sold one foreign-flag short-sea container/RORO vessel and other equipment for net proceeds of $1.9 million and gains of $0.1 million. In addition, the Company recognized previously deferred gains of $2.1 million.

3. INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Trailer Bridge. Trailer Bridge is an operator of U.S.-flag deck and RORO barges and provides marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. During the nine months ended September 30, 2019, the Company earned revenues of $3.0 million from the time charter of one U.S.-flag offshore tug to Trailer Bridge.
RF Vessel Holdings. RF Vessel Holdings owns two foreign-flag rail ferries. During the nine months ended September 30, 2019, the Company and its partner each contributed capital of $2.7 million to RF Vessel Holdings.
KSM. KSM operates four foreign-flag harbor tugs, one foreign-flag ocean liquid tank barge and two foreign-flag specialty vessels in Freeport, Grand Bahama. During the nine months ended September 30, 2019, the Company earned revenues of $1.0 million from the bareboat charter of two foreign-flag harbor tugs to KSM.
Bunge-SCF Grain. Bunge-SCF Grain operates terminal grain elevators in Illinois. During the nine months ended September 30, 2019, the Company earned revenues of $0.5 million from the lease of a terminal facility to Bunge-SCF Grain.
SCF Bunge Marine. SCF Bunge Marine provides towing services on the U.S. Inland Waterways, primarily the Mississippi River, Illinois River, Tennessee River and Ohio River. During the nine months ended September 30, 2019, the Company earned revenues of $4.9 million from the time charter of seven inland river towboats to SCF Bunge Marine.
Other Inland Services. During the nine months ended September 30, 2019, the Company and its partner each received a noncash dividend of one specialty barge valued at $0.6 million.
VA&E. VA&E primarily focuses on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product. During the nine months ended September 30, 2019, the Company received capital distributions of $3.7 million from VA&E, which reduced the Company’s noncontrolling interest in VA&E to 23.8%. During the nine months ended September 30, 2019, the Company advanced $0.5 million to VA&E. As of September 30, 2019, outstanding advances to VA&E were $8.1 million, inclusive of accrued and unpaid interest.
4. LONG-TERM DEBT
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire SEACOR common stock, par value $0.01 per share (“Common Stock”), 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On June 5, 2019, SEACOR’s Board of Directors increased the Company’s repurchase authority for the Securities to $150.0 million. As of September 30, 2019, the Company’s remaining repurchase authority for the Securities was $131.7 million.
3.0% Convertible Senior Notes. During the nine months ended September 30, 2019, the Company purchased $55.4 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $54.4 million. Consideration of $54.2 million was allocated to the debt resulting in debt extinguishment losses of $2.1 million included in the accompanying condensed consolidated statements of income. Consideration of $0.1 million was allocated to the conversion option embedded in the 3.0% Convertible Senior Notes and is included in the accompanying condensed consolidated statements of changes in equity. The outstanding principal amount of these notes was $51.9 million as of September 30, 2019. Subsequent to September 30, 2019. the Company purchased an additional $1.8 million in principal amount of its Convertible Senior Notes for total consideration of $1.8 million.
SEACOR Revolving Credit Facility. On March 19, 2019, the Company entered into a $125.0 million credit agreement with a syndicate of lenders (the “SEACOR Revolving Credit Facility”) that matures March 19, 2024 and is secured by a pledge over all of SEACOR’s assets and certain of its subsidiaries’ assets, subject to certain exceptions. The SEACOR Revolving Credit Facility permits the Company to borrow up to $125.0 million, from time to time as revolving loans, as such amounts may increase or decrease in accordance with the terms of the Credit Agreement. The loans will bear interest at either (i) a Base Rate plus a margin ranging from 0.75% to 2.00% depending on the Company’s maximum net funded debt ratio, as determined in accordance with the SEACOR Revolving Credit Facility, or (ii) interest periods of one, two, three or six months at an annual rate equal to London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U.S. dollars, plus a margin ranging from 1.75% to 3.00% based on the Company’s maximum net funded debt ratio, as determined in accordance with the SEACOR Revolving Credit Facility. A fee of 0.5% is payable on the unused commitment quarterly. The Company incurred $2.2 million of issuance costs related to the SEACOR Revolving Credit Facility.
The SEACOR Revolving Credit Facility contains various financial and restrictive covenants including fixed charge coverage ratio, a net funded debt ratio, a collateral coverage ratio and restrictions limiting the Company’s ability to pay dividends or make certain investments, as well as other customary covenants, representations and warranties, and events of default as set forth in the agreement. During the nine months ended September 30, 2019, the Company drew $25.0 million under the SEACOR Revolving Credit Facility. As of September 30, 2019, the Company had $100.0 million of remaining borrowing capacity. Subsequent to September 30, 2019, the Company repaid the outstanding balance of $25.0 million.
SEA-Vista Credit Facility. During the nine months ended September 30, 2019, SEA-Vista repaid $6.0 million on its Revolving Loan and made scheduled payments of $2.2 million on its Term A-1 Loan and $3.8 million on its Term A-2 Loan. As of September 30, 2019, SEA-Vista had $100.0 million of remaining borrowing capacity under the Revolving Loan.
Other. During the nine months ended September 30, 2019, the Company made scheduled payments on other long-term debt of $0.5 million.
Letters of Credit. As of September 30, 2019, the Company had outstanding letters of credit totaling $1.3 million with various expiration dates through 2027.
Guarantees. The Company has guaranteed the payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of September 30, 2019, these guarantees on behalf of SEACOR Marine totaled $27.0 million and decline as payments are made on the outstanding obligations. The Company earns a fee of 0.5% per annum on these guarantees. During the nine months ended September 30, 2019, the Company earned $0.1 million in guarantee fees from SEACOR Marine.
5. OPERATING LEASES
Lessee. As of September 30, 2019, the Company leased in two U.S.-flag petroleum and chemical carriers, five U.S.-flag harbor tugs, four U.S.-flag PCTCs, 50 inland river dry-cargo barges, four inland river towboats, six inland river harbor boats and certain facilities and other equipment. The leases generally contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of September 30, 2019, the lease terms of the U.S.-flag petroleum and chemical carriers, which are subject to subleases, have remaining durations of 36 and 83 months. The lease terms of the other vessels, facilities and equipment range in duration from 3 to 198 months.
As of September 30, 2019, future minimum payments for operating leases for the remainder of 2019 and the years ended December 31 were as follows (in thousands):

Remainder of 2019	$10,891
2020	41,837
2021	37,649
2022	27,453
2023	15,524
Years subsequent to 2023	40,623
173,977
Interest component	(20,689)
153,288
Current portion of long-term operating lease liabilities	(36,422)
Long-term operating lease liabilities	$116,866
For the nine months ended September 30, 2019, the components of lease expense were as follows (in thousands):

Operating lease expense	$32,009
Short-term lease expense (lease duration of twelve months or less at lease commencement)	17,136
Sublease income	(24,129)
$25,016
For the nine months ended September 30, 2019, other information related to operating leases was as follows (in thousands except weighted average data):

Operating cash outflows from operating leases	$32,185
Right-of-use assets obtained in exchange for operating lease liabilities	$179,746
Weighted average remaining lease term, in years	5.4
Weighted average discount rate	4.8%

Lessor. As of September 30, 2019, lessor arrangements with remaining terms in excess of one year included the bareboat charter of three U.S.-flag petroleum and chemical carriers, five U.S.-flag ocean liquid tank barges and six foreign-flag harbor tugs, the time charter of four U.S.-flag petroleum and chemical carriers, four U.S.-flag PCTCs, seven inland river towboats and one U.S.-flag offshore tug, and other non-vessel rental arrangements of certain property and equipment. As of September 30, 2019, future minimum lease revenues from these arrangements for the remainder of 2019 and in the years ended December 31 were as follows (in thousands):

	Total Minimum Lease Revenues	Leased-in Obligations(1)	Net Minimum Lease Income
Remainder of 2019	$33,817	$(7,995)	$25,822
2020	142,748	(31,595)	111,153
2021	108,740	(29,590)	79,150
2022	54,374	(22,812)	31,562
2023	34,701	(11,315)	23,386
Years subsequent to 2023	87,375	(29,884)	57,491
____________________
(1)The total payments to be made under existing non-cancelable leases for the property and equipment subject to these future minimum lease revenues.
As of September 30, 2019, the major classes of owned property and equipment earning lease revenues were as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Net Book Value
Ocean Services:
Petroleum and chemical carriers - U.S.-flag	$471,049	$(196,317)	$274,732
Harbor and offshore tugs - U.S.-flag & foreign-flag	51,129	(16,696)	34,433
Ocean liquid tank barges - U.S.-flag	38,097	(14,649)	23,448
	560,275	(227,662)	332,613
Inland Services:
Towboats	36,236	(3,086)	33,150
	$596,511	$(230,748)	$365,763

6. INCOME TAXES
The following table reconciles the difference between the statutory federal income tax rate and the Company's effective income tax rate for the nine months ended September 30, 2019:

Statutory rate	21.0%
Income subject to tonnage tax	(3.7)%
Non-deductible expenses	1.0%
Noncontrolling interests	(3.3)%
Foreign earnings not subject to U.S. income tax	(3.5)%
Foreign taxes not creditable against U.S. income tax	2.1%
Subpart F income	0.9%
State taxes	0.6%
15.1%

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
As of September 30, 2019, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents, restricted cash and restricted cash equivalents	$78,036	$—	$—
Marketable securities(1)	6,038	—	—
Construction reserve funds	3,908	—	—
______________________
(1)Marketable security gains (losses), net include unrealized losses of $0.1 million for the three months ended September 30, 2019 related to marketable security positions held by the Company as of September 30, 2019. Marketable security gains (losses), net include unrealized gains of $0.3 million for the nine months ended September 30, 2019 related to marketable security positions held by the Company as of September 30, 2019.
As of September 30, 2019, the estimated fair values of the Company’s other financial assets and liabilities were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Notes receivable from third parties (included in other receivables and other assets)	$1,112	$—	$1,112	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,300	see below
LIABILITIES
Long-term debt, including current portion(1)	$317,834	$—	$334,623	$—
______________________
(1)The estimated fair value includes the embedded conversion options on the Company’s 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes.
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

8. EQUITY TRANSACTIONS
Stock Repurchases. SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Securities through open market purchases, privately negotiated transactions or otherwise, depending on market conditions (see Note 4).
During the nine months ended September 30, 2019, the Company acquired 3,912 shares of Common Stock for treasury for an aggregate purchase price of $0.1 million. As of September 30, 2019, the Company’s repurchase authority for the Securities was $131.7 million.
During the nine months ended September 30, 2019, the Company acquired 8,121 shares of Common Stock for treasury for an aggregate purchase price of $0.4 million from its employees to cover their tax withholding obligations related to the vesting of equity awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors.
Stock Issuances. On August 2, 2019, the Company acquired the Remaining SEA-Vista Interest (See Note 1). As part of the consideration for the Remaining SEA-Vista Interest, the Company issued the Consideration Shares in a private placement exempt from registration under the Securities Act of 1933, as amended.

In connection with the issuance of the Consideration Shares, the Seller agreed to certain restrictions on its ability to dispose of the Consideration Shares pursuant to a Lock-Up Agreement, dated August 2, 2019, between the Company and the Seller (the “Lock-Up Agreement”). Pursuant to the Lock-Up Agreement, the Seller is prohibited from distributing the Consideration Shares to its limited partners prior to November 1, 2019 and from otherwise transferring or disposing of the Consideration Shares in any other manner on or prior to February 2, 2020. Any share distributed to the Seller's limited partners would cease to be subjected to the Lock-Up Agreement. After February 2, 2020, one-third of the Consideration Shares cease to be subject to such restrictions, with another one-third of the Consideration Shares ceasing to be subject to such restrictions after August 2, 2020, and the final one-third of the Consideration Shares ceasing to be subject to such restrictions after February 2, 2021. The lock-up restrictions are subject to customary exceptions detailed in the Lock-Up Agreement. Additionally, for so long as the Seller beneficially owns shares of Common Stock representing 5% or more of the outstanding shares of Common Stock, the Lock-Up Agreement imposes certain standstill obligations on the Seller, including a restriction on its ability to acquire additional shares of Common Stock or to influence management of the Company.
9. NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests			September 30, 2019	December 31, 2018
Ocean Services:
SEA-Vista	49%			$—	$148,665
Inland Services:
Other	3.0%	–	51.8%	779	862
Other	5.0%			4	161
				$783	$149,688
SEA-Vista. SEA-Vista owns and operates the Company’s fleet of U.S.-flag petroleum and chemical carriers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products. On August 2, 2019, the Company acquired the Remaining SEA-Vista Interest (See Note 1). During the seven months ended July 31, 2019, the net income of SEA-Vista was $14.8 million, of which $7.2 million was attributable to noncontrolling interests. During the nine months ended September 30, 2018, the net income of SEA-Vista was $32.6 million, of which $16.0 million was attributable to noncontrolling interests.
10. MULTI-EMPLOYER AND DEFINED BENEFIT PENSION PLANS
AMOPP. During the nine months ended September 30, 2019, the Company received notification from the AMOPP that the Company’s withdrawal liability as of September 30, 2018, the latest period for which an actuarial valuation is available, would have been $28.1 million. That liability may change in future years based on various factors, primarily employee census. As of September 30, 2019, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations and the ten-year rehabilitation plan, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
11. SHARE BASED COMPENSATION
During the nine months ended September 30, 2019, transactions in connection with the Company’s share based compensation plans were as follows:

Director stock awards granted	1,625
Employee Stock Purchase Plan (“ESPP”) shares issued	44,383
Restricted stock awards granted	149,950
Stock Option Activities:
Outstanding as of December 31, 2018	1,467,391
Granted	127,460
Exercised	(164,996)
Expired	(7,463)
Outstanding as of September 30, 2019	1,422,392
Shares available for future grants and ESPP purchases as of September 30, 2019	568,263

12. COMMITMENTS AND CONTINGENCIES
As of September 30, 2019, the Company's capital commitments by year of expected payment were as follows (in thousands):

	Remainder of 2019	2020	Total
Ocean Services	$383	$6,857	$7,240
Inland Services	10,276	2,673	12,949
Other	1,156	—	1,156
	$11,815	$9,530	$21,345
Ocean Services' capital commitments included the Company's interest in two foreign-flag rail ferries. Inland Services’ capital commitments included two inland river towboats, other equipment and vessel and terminal improvements. Subsequent to September 30, 2019, the Company committed to purchase additional equipment for $0.3 million.
During 2012, the Company sold National Response Corporation (“NRC”), NRC Environmental Services Inc., SEACOR Response Ltd., and certain other subsidiaries to J.F. Lehman & Company, a private equity firm (the “SES Business Transaction”).
On December 15, 2010, O’Brien’s Response Management L.L.C. (“ORM”) and NRC were named as defendants in several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico (the "DWH Response"), which is currently pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserted various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned “B3” master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging B3 exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order. On February 16, 2016, all but eleven “B3” claims against ORM and NRC were dismissed with prejudice (the “B3 Dismissal Order”). On August 2, 2016, the Court granted an omnibus motion for summary judgment as it concerns ORM and NRC in its entirety, dismissing the remaining eleven plaintiffs’ claims against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). The deadline to appeal both of these orders has expired. The last remaining claim against the Company in connection with the "B3" master complaint was dismissed with prejudice, by an order of the Court granted on July 25, 2019.
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
Separately, on March 2, 2012, the Court announced that BP Exploration and Production Inc. (“BPXP”) and BP America Production Company (“BP America,” and with BPXP, “BP”) and the Plaintiffs had reached an agreement on the terms of two proposed class action settlements that will resolve, among other things, Plaintiffs’ economic loss and property damage claims and clean-up related claims against BP. The Company, ORM, and NRC had no involvement in negotiating or agreeing to the terms of either settlement, nor are they parties or signatories thereto. The BP settlement pertaining to personal injury claims (the “Medical Settlement”) purported to resolve the “B3” claims asserted against BP and also established a right for class members to pursue individual claims against BP (but not ORM or NRC) for “later-manifested physical conditions,” defined in the Medical Settlement to be physical conditions that were “first diagnosed” after April 16, 2012 and which are claimed to have resulted from exposure during the DWH Response. The back-end litigation-option (“BELO”) provision of the Medical Settlement has specifically-delineated procedures and limitations, should any “B3” class member seek to invoke their BELO right. For example, there are limitations on the claims and defenses that can be asserted, as well as on the issues, elements, and proofs that may be litigated at any trial and the potential recovery for any Plaintiff. Notwithstanding that the Company, ORM, and NRC are listed on the Medical Settlement’s release as to claims asserted by Plaintiffs, the Medical Settlement still permits BP to seek indemnity from any party, to the extent BP has a valid indemnity right. The Medical Settlement was approved by the Court on January 11, 2013 and made effective on February 12, 2014. As of mid-October 2019, BP has tendered approximately 2,360 claims pursuant to the Medical Settlement’s BELO provision for indemnity to ORM and approximately 230 of such claims to NRC. Recently, 327 of the claims that were tendered by BP to ORM and 25 of the claims tendered to

NRC have been dismissed with prejudice. ORM and NRC have rejected all of BP’s indemnity demands relating to the Medical Settlement’s BELO provision and on February 14, 2019 commenced a legal action against BPXP and BP America with respect to same. That action, captioned O’Brien’s Response Management, L.L.C. et al. v. BP Exploration & Production Inc. et al., Case No. 2:19-CV-01418-CJB-JCW (E.D. La.) (the “Declaratory Judgment Action”), seeks declaratory relief that neither ORM nor NRC have any indemnity obligation to BP with respect to the exposure-based claims expressly contemplated by the Medical Settlement’s BELO provision, nor any contribution, in light of BP’s own actions and conduct over the past nine years (including its complete failure to even seek indemnity) and the resultant prejudice to ORM and NRC; that any indemnity or contribution rights BP may have once had with respect to these personal injury and exposure claims were extinguished once the Medical Settlement was approved by the MDL Court in 2013; and that the immunity already afforded to ORM and NRC via the B3 Dismissal Order and the Remaining Eleven Plaintiffs’ Dismissal Order operates to bar any indemnity or contribution claims against them by BP.  BP answered the Complaint in the Declaratory Judgment Action on May 7, 2019 and also asserted three counterclaims against ORM and NRC. ORM and NRC moved to dismiss the majority of BP’s counterclaims on June 18, 2019 and that motion was denied without prejudice based on the Court’s order for the parties to participate in early mediation per BP’s request. Mediation proceedings occurred on September 5, 2019, and the parties exchanged information and dialogue in advance of those proceedings. BP asserted four additional counterclaims against ORM and NRC, as well as two claims against ORM’s insurer (Navigators), on October 16, 2019, which ORM and NRC plan to move to dismiss. An in-court status conference on the progress of mediation is scheduled for November 6, 2019.
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

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2019
Operating Revenues:
External customers	102,661	72,020	24,342	1,635	—	200,658
Intersegment	—	—	3	—	(3)	—
	102,661	72,020	24,345	1,635	(3)	200,658
Costs and Expenses:
Operating	66,888	62,775	16,323	1,404	(4)	147,386
Administrative and general	9,404	3,327	5,718	846	5,628	24,923
Depreciation and amortization	10,191	5,694	210	501	379	16,975
	86,483	71,796	22,251	2,751	6,003	189,284
Gains (Losses) on Asset Dispositions, Net	804	330	10	34	(33)	1,145
Operating Income (Loss)	16,982	554	2,104	(1,082)	(6,039)	12,519
Other Income (Expense):
Foreign currency losses, net	(104)	(1,729)	—	—	(44)	(1,877)
Other, net	505	—	(1)	—	1	505
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(242)	(1,084)	764	(56)	—	(618)
Segment Profit (Loss)	17,141	(2,259)	2,867	(1,138)
Other Income (Expense) not included in Segment Profit (Loss)						(3,251)
Less Equity Losses included in Segment Profit (Loss)						618
Income Before Taxes and Equity Losses						7,896

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2019
Operating Revenues:
External customers	321,614	199,077	80,932	5,582	—	607,205
Intersegment	—	—	109	—	(109)	—
	321,614	199,077	81,041	5,582	(109)	607,205
Costs and Expenses:
Operating	208,050	171,506	53,786	4,129	(103)	437,368
Administrative and general	29,025	9,816	18,951	2,522	18,069	78,383
Depreciation and amortization	30,758	17,118	625	1,483	1,136	51,120
	267,833	198,440	73,362	8,134	19,102	566,871
Gains (Losses) on Asset Dispositions, Net	1,170	1,080	10	32	(33)	2,259
Operating Income (Loss)	54,951	1,717	7,689	(2,520)	(19,244)	42,593
Other Income (Expense):
Foreign currency losses, net	(150)	(1,461)	—	—	(52)	(1,663)
Other, net	(118)	—	(6)	—	10	(114)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	569	(4,174)	569	(412)	—	(3,448)
Segment Profit (Loss)	55,252	(3,918)	8,252	(2,932)
Other Income (Expense) not included in Segment Profit (Loss)						5,574
Less Equity Losses included in Segment Profit (Loss)						3,448
Income Before Taxes and Equity Losses						46,390

Capital Expenditures	866	15,408	47	1,030	—	17,351

As of September 30, 2019
Property and Equipment:
Historical cost	928,321	457,263	1,274	7,928	30,121	1,424,907
Accumulated depreciation	(370,679)	(210,629)	(1,106)	(1,951)	(23,362)	(607,727)
Net property and equipment	557,642	246,634	168	5,977	6,759	817,180
Operating Lease Right-of-Use Assets	115,840	33,059	3,442	—	1,123	153,464
Investments, at Equity, and Advances to 50% or Less Owned Companies	77,203	55,777	904	21,084	—	154,968
Inventories	2,056	2,729	193	246	—	5,224
Goodwill	1,852	2,310	28,506	—	—	32,668
Intangible Assets	7,969	7,870	6,045	—	—	21,884
Other current and long-term assets, excluding cash and near cash assets(1)	65,069	73,818	104,206	3,377	10,406	256,876
Segment Assets	827,631	422,197	143,464	30,684
Cash and near cash assets(1)						87,982
Total Assets						1,530,246
______________________
(1)Cash and near cash assets includes cash, cash equivalents, restricted cash, restricted cash equivalents, marketable securities and construction reserve funds.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2019
Revenues from Contracts with Customers:
Voyage charters	37,722	—	—	—	—	37,722
Contracts of affreightment	17,835	149,841	—	—	—	167,676
Tariff	60,877	—	—	—	—	60,877
Unit freight	46,230	—	—	—	—	46,230
Terminal operations	—	12,998	—	—	—	12,998
Fleeting operations	—	13,146	—	—	—	13,146
Logistics Services	—	11,574	—	—	—	11,574
Time and material contracts	—	—	69,977	—	—	69,977
Retainer contracts	—	—	7,392	—	—	7,392
Product sales(1)	—	—	—	4,104	—	4,104
Other	2,888	3,539	3,672	794	(109)	10,784
Lease Revenues:
Time charter, bareboat charter and rental income	156,062	7,979	—	684	—	164,725
	321,614	199,077	81,041	5,582	(109)	607,205
______________________
(1)Cost of goods sold related to product sales was $3.5 million.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2018
Operating Revenues:
External customers	109,939	78,845	30,259	1,214	—	220,257
Intersegment	—	—	8	—	(8)	—
	109,939	78,845	30,267	1,214	(8)	220,257
Costs and Expenses:
Operating	64,683	65,667	16,240	957	(18)	147,529
Administrative and general	9,170	3,230	7,389	606	5,688	26,083
Depreciation and amortization	11,298	6,197	492	202	427	18,616
	85,151	75,094	24,121	1,765	6,097	192,228
Gains on Asset Dispositions	5,505	513	—	—	—	6,018
Operating Income (Loss)	30,293	4,264	6,146	(551)	(6,105)	34,047
Other Income (Expense):
Foreign currency losses, net	(24)	(282)	(12)	—	(10)	(328)
Other, net	(96)	—	—	452	1	357
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,073	(1,245)	(13)	6	—	821
Segment Profit (Loss)	32,246	2,737	6,121	(93)
Other Income (Expense) not included in Segment Profit (Loss)						(4,332)
Less Equity Earnings included in Segment Profit (Loss)						(821)
Income Before Taxes and Equity Earnings						29,744

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2018
Operating Revenues:
External customers	317,478	208,175	93,960	2,299	—	621,912
Intersegment	—	—	47	—	(47)	—
	317,478	208,175	94,007	2,299	(47)	621,912
Costs and Expenses:
Operating	205,060	176,209	58,945	1,349	(89)	441,474
Administrative and general	30,047	9,758	17,896	1,290	17,198	76,189
Depreciation and amortization	35,563	18,674	1,284	264	1,284	57,069
	270,670	204,641	78,125	2,903	18,393	574,732
Gains on Asset Dispositions	7,391	6,178	—	—	—	13,569
Operating Income (Loss)	54,199	9,712	15,882	(604)	(18,440)	60,749
Other Income (Expense):
Foreign currency gains (losses), net	(151)	238	(27)	1	(45)	16
Other, net	585	14	—	54,354	(2)	54,951
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	3,655	(3,115)	90	1,285	—	1,915
Segment Profit	58,288	6,849	15,945	55,036
Other Income (Expense) not included in Segment Profit						(25,929)
Less Equity Earnings included in Segment Profit						(1,915)
Income Before Taxes and Equity Earnings						89,787

Capital Expenditures	38,786	4,075	—	747	128	43,736

As of September 30, 2018
Property and Equipment:
Historical cost	929,825	437,510	1,227	5,192	30,132	1,403,886
Accumulated depreciation	(331,625)	(190,493)	(1,007)	(265)	(21,789)	(545,179)
Net property and equipment	598,200	247,017	220	4,927	8,343	858,707
Investments, at Equity, and Advances to 50% or Less Owned Companies	62,999	61,304	345	24,536	—	149,184
Inventories	2,509	2,258	214	158	—	5,139
Goodwill	1,852	2,409	28,506	—	—	32,767
Intangible Assets	9,297	9,365	7,062	—	—	25,724
Other current and long-term assets, excluding cash and near cash assets(1)	54,416	78,461	63,578	2,177	12,807	211,439
Segment Assets	729,273	400,814	99,925	31,798
Cash and near cash assets(1)						374,907
Total Assets						1,657,867
______________________
(1)Cash and near cash assets includes cash, cash equivalents, restricted cash, restricted cash equivalents, marketable securities and construction reserve funds.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2018
Revenues from Contracts with Customers:
Voyage charters	66,496	—	—	—	—	66,496
Contracts of affreightment	9,101	158,134	—	—	—	167,235
Tariff	53,777	—	—	—	—	53,777
Unit freight	43,384	—	—	—	—	43,384
Terminal operations	—	16,784	—	—	—	16,784
Fleeting operations	—	13,464	—	—	—	13,464
Logistics Services	—	10,506	—	—	—	10,506
Time and material contracts	—	—	84,896	—	—	84,896
Retainer contracts	—	—	7,456	—	—	7,456
Product sales(1)	—	—	—	1,618	—	1,618
Other	2,414	3,751	1,655	425	(47)	8,198
Lease Revenues:
Time charter, bareboat charter and rental income	142,306	5,536	—	256	—	148,098
	317,478	208,175	94,007	2,299	(47)	621,912
______________________
(1)Cost of goods sold related to product sales was $1.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this Form 10-Q as well as in other reports, materials and oral statements that the Company releases from time to time constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. Forward-looking statements are inherently uncertain and subject to a variety of assumptions, risks and uncertainties that could cause actual results to differ materially from those anticipated or expected by management of the Company. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements. Actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including risks relating to weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels, increased government legislation and regulation of the Company’s businesses that could increase the cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with the provision of emergency response services, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Ocean Services, decreased demand for Ocean Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations and economic sanctions, the dependence of Ocean Services and Inland Services on several key customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Shipping Acts on the amount of foreign ownership of the Company’s Common Stock, operational risks of Ocean Services and Inland Services, effects of adverse weather conditions and seasonality, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors on Inland Services’ operations, the ability to realize anticipated benefits from acquisitions and other strategic transactions, adequacy of insurance coverage, the attraction and retention of qualified personnel by the Company, changes in U.S. and international trade policies and various other matters and factors, many of which are beyond the Company’s control as well as those discussed in Item 1A (Risk Factors) of the Company’s Annual report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission (“SEC”). It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties. Given these factors, investors and analysts should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (if any). These statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995.
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
Recent Developments
On August 2, 2019, the Company, through certain subsidiaries, became the sole owner of the SEA-Vista joint venture by acquiring the 49% interest (the “Remaining SEA-Vista Interest”) that had been owned by ACP III Tankers, LLC, ("Seller") an affiliate of Avista Capital Partners. As consideration for the Remaining SEA-Vista Interest, SEACOR issued 1,500,000 shares of its SEACOR common stock, par value $0.01 per share ("Common Stock") to the Seller and the Company paid $107.7 million in cash, inclusive of expenses related to the transaction.

In connection with the issuance of the Consideration Shares, the Seller agreed to certain restrictions on its ability to dispose of the Consideration Shares pursuant to a Lock-Up Agreement, dated August 2, 2019, between the Company and the Seller (the “Lock-Up Agreement”). Pursuant to the Lock-Up Agreement, the Seller is prohibited from distributing the Consideration Shares to its limited partners prior to November 1, 2019 and from otherwise transferring or disposing of the Consideration Shares in any other manner on or prior to February 2, 2020. Any share distributed to the Seller’s limited partners would cease to be subject to the Lock-Up Agreement. After February 2, 2020, one-third of the Consideration Shares cease to be subject to such restrictions, with another one-third of the Consideration Shares ceasing to be subject to such restrictions after August 2, 2020, and the final one-third of the Consideration Shares ceasing to be subject to such restrictions after February 2, 2021. The lock-up restrictions are subject to customary exceptions detailed in the Lock-Up Agreement. Additionally, for so long as the Seller beneficially owns shares of Common Stock representing 5% or more of the outstanding shares of Common Stock, the Lock-Up Agreement imposes certain standstill obligations on the Seller, including a restriction on its ability to acquire additional shares of Common Stock or to influence management of the Company.
Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and nine months (“Current Nine Months”) ended September 30, 2019 compared with the three months (“Prior Year Quarter”) and nine months (“Prior Nine Months”) ended September 30, 2018. See “Item 1. Financial Statements—Note 13. Segment Information” included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the meaning given to those terms used in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Ocean Transportation & Logistics Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	$’000	%	$’000	%	$’000	%	$’000	%
Operating Revenues:
United States	81,995	80	88,365	80	262,655	82	257,938	81
Foreign	20,666	20	21,574	20	58,959	18	59,540	19
	102,661	100	109,939	100	321,614	100	317,478	100
Costs and Expenses:
Operating:
Personnel	23,857	23	23,124	21	70,768	22	69,007	22
Repairs and maintenance	4,717	5	5,584	5	16,937	5	17,185	5
Dry-docking	6,093	6	1,888	2	12,296	4	11,484	4
Insurance and loss reserves	2,383	2	1,691	2	6,226	2	5,225	2
Fuel, lubes and supplies	7,633	7	9,067	8	25,403	8	27,690	9
Leased-in equipment	10,693	11	8,452	8	33,819	11	30,965	10
Other	11,512	11	14,877	13	42,601	13	43,504	13
	66,888	65	64,683	59	208,050	65	205,060	65
Administrative and general	9,404	9	9,170	8	29,025	9	30,047	9
Depreciation and amortization	10,191	10	11,298	10	30,758	9	35,563	11
	86,483	84	85,151	77	267,833	83	270,670	85
Gains on Asset Dispositions, Net	804	1	5,505	5	1,170	—	7,391	2
Operating Income	16,982	17	30,293	28	54,951	17	54,199	17
Other Income (Expense):
Foreign currency losses, net	(104)	—	(24)	—	(150)	—	(151)	—
Other, net	505	—	(96)	—	(118)	—	585	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(242)	—	2,073	1	569	—	3,655	1
Segment Profit(1)	17,141	17	32,246	29	55,252	17	58,288	18
______________________
(1)Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	$’000	%	$’000	%	$’000	%	$’000	%
Operating Revenues:
Bulk Transportation Services:
Petroleum and chemical:
Time charter	24,549	24	27,293	25	80,705	25	76,510	24
Bareboat charter	7,075	7	9,252	8	21,475	6	27,453	8
Voyage charter	2,803	3	4,443	4	4,135	1	11,833	4
Dry bulk:
Contracts of affreightment	7,211	7	1,236	1	17,836	5	9,101	3
Voyage charter	2,173	2	9,542	9	6,115	2	18,751	6
Port & Infrastructure Services:
Tariff	18,915	18	17,237	16	60,877	19	53,777	17
Time charter	1,857	2	1,233	1	5,032	2	3,755	1
Bareboat charter	1,664	2	1,877	1	5,034	2	5,555	2
Logistics Services:
Time charter(1)	14,534	14	10,692	10	43,815	14	29,033	9
Voyage charter	6,994	7	11,253	10	27,472	9	35,912	11
Unit freight	13,919	13	14,964	14	46,230	14	43,384	14
Managed Services	967	1	917	1	2,888	1	2,414	1
	102,661	100	109,939	100	321,614	100	317,478	100
_______________________
(1)Includes MSP revenues of $4.3 million and $12.0 million for the three and nine months ended September 30, 2019 and $4.8 million and $14.8 million for the three and nine months ended September 30, 2018, respectively.
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $7.3 million lower.
Operating revenues from bulk transportation services were $8.0 million lower. Operating revenues from petroleum and chemical transportation services were $6.6 million lower primarily due to the return of one previously leased-in U.S.-flag petroleum and chemical carrier in January 2019, out-of-service time for the regulatory dry-docking of one U.S.-flag petroleum and chemical carrier, a decrease in the time charter rate for another U.S.-flag petroleum and chemical carrier and lower spot market activity. Operating revenues from dry bulk transportation services were $1.4 million lower primarily due to lower activity.
Operating revenues from port and infrastructure services were $2.1 million higher primarily due to higher port traffic.
Operating revenues from logistics services were $1.5 million lower primarily due to lower military and commercial cargo activity, partially offset by an increase in shipping demand following the impact of Hurricane Dorian in the Bahamas. The changes in time charter and voyage charter revenues were primarily the result of changes in contract status for military cargo activity.
Operating Expenses. Operating expenses were $2.2 million higher primarily due to higher regulatory dry-docking costs and higher leased-in equipment expenses. Leased-in equipment expense in the Prior Year Quarter was lower primarily due to the amortization of previously deferred gains. These increases were partially offset by lower voyage costs for dry bulk transportation and logistics services as a consequence of the decreased revenues discussed above.
Depreciation and Amortization. Depreciation and amortization expenses were $1.1 million lower primarily due to the U.S.-flag bulk carriers being fully depreciated during 2018.
Gains on Asset Dispositions, Net. During the Current Year Quarter, the Company recognized $0.8 million of previously deferred gains following the repayment of a note receivable related to the sale of one harbor tug. During the Prior Year Quarter, the Company recognized previously deferred gains of $5.5 million due to a change in the lease duration for one U.S.-flag petroleum and chemical carrier.

Operating Income. Excluding gains on asset dispositions, net, operating income as a percentage of operating revenues was 16% in the Current Year Quarter compared with 23% in the Prior Year Quarter. The decrease was primarily due to lower operating revenues, higher dry-docking activity and leased-in equipment costs, partially offset by lower voyage costs.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. The Company recognized equity in losses of 50% or less owned companies, net of tax, of $0.2 million in the Current Year Quarter compared with equity in earnings of 50% or less owned companies, net of tax, of $2.1 million in the Prior Year Quarter. The decrease was primarily due to lower earnings from Trailer Bridge associated with increased capacity in the Puerto Rico liner trade.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Operating revenues were $4.1 million higher.
Operating revenues from bulk transportation services were $13.4 million lower. Operating revenues from petroleum and chemical transportation services were $9.5 million lower primarily due to the return of one previously leased-in U.S.-flag petroleum and chemical carrier in January 2019, the scrapping of another U.S.-flag petroleum and chemical carrier in the Prior Nine Months, more out-of-service time for regulatory dry-dockings and repairs, a decrease in the time charter rate for one U.S.-flag petroleum and chemical carrier, and lower spot market activity. Operating revenues from dry bulk transportation services were $3.9 million lower primarily due to lower activity.
Operating revenues from port and infrastructure services were $7.9 million higher primarily due to higher port traffic.
Operating revenues from logistics services were $9.2 million higher primarily due to higher military cargo activity and an increase in shipping demand following the impact of Hurricane Dorian in the Bahamas. The changes in time charter and voyage charter revenues were primarily the result of changes in contract status for military cargo activity.
Operating Expenses. Operating expenses were $3.0 million higher primarily due to higher personnel expenses primarily due to pre-negotiated rate increases under the terms of certain collective bargaining agreements, higher overall regulatory dry-docking costs and higher leased-in equipment expenses. Leased-in equipment expense in the Prior Nine Months was lower primarily due to the amortization of previously deferred gains. These increases were partially offset by lower voyage costs for bulk transportation services primarily due to the decreased revenues for dry bulk carriers discussed above and a change in contract status from voyage charter to time charter in the fourth quarter of 2018 for one U.S.-flag petroleum and chemical carrier.
Administrative and General. Administrative and general expenses were $1.0 million lower primarily due to lower legal and professional fees.
Depreciation and Amortization. Depreciation and amortization expenses were $4.8 million lower primarily due to the U.S.-flag bulk carriers being fully depreciated during 2018.
Gains on Asset Dispositions, Net. During the Current Nine Months, the Company recognized $1.2 million of previously deferred gains following the repayment of notes receivable related to the sale of one harbor tug and real property. During the Prior Nine Months, the Company sold one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug and other equipment for net proceeds of $5.1 million and gains of $1.9 million. In addition, the Company recognized previously deferred gains of $5.5 million due to a change in the lease duration for one U.S.-flag petroleum and chemical carrier.
Operating Income. Excluding gains on asset dispositions, net, operating income as a percentage of operating revenues was 17% in the Current Nine Months compared with 15% in the Prior Nine Months. The improvement was primarily due to, lower depreciation and amortization expenses.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. The Company recognized equity in earnings of 50% or less owned companies, net of tax, of $0.6 million in the Current Nine Months compared with $3.7 million in the Prior Nine Months. The decrease was primarily due to lower earnings from Trailer Bridge associated with increased capacity in the Puerto Rico liner trade. Equity in earnings (losses) of 50% or less owned companies, net of tax, included losses in the Prior Nine Months from the Company’s rail ferry joint ventures (RF Vessel Holdings and Golfo de Mexico) as a consequence of out-of-service time and associated dry-docking costs and repair and maintenance expenses for the rail ferries.

Fleet Count
The composition of Ocean Services’ fleet as of September 30 was as follows:

	Owned	Leased-in	Joint Ventured	Total
2019
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	7	2	—	9
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	19	5	—	24
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Specialty vessels - Foreign-flag(1)	—	—	2	2
Logistics Services:
PCTC(2) - U.S.-flag	—	4	—	4
Short-sea container/RORO(3) vessels - Foreign-flag	8	—	—	8
RORO(3) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	48	11	14	73
2018
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	7	3	—	10
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	19	5	—	24
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Logistics Services:
PCTC(2) - U.S.-flag	—	4	—	4
Short-sea container/RORO(3) vessels - Foreign-flag	9	—	—	9
RORO(3) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	49	12	12	73
______________________
(1)One line handling and one crew transport vessel.
(2)Pure Car/Truck Carrier.
(3)Roll On/Roll Off.

Inland Transportation & Logistics Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	$’000	%	$’000	%	$’000	%	$’000	%
Operating Revenues:
United States	69,736	97	76,367	97	191,941	96	200,247	96
Foreign	2,284	3	2,478	3	7,136	4	7,928	4
	72,020	100	78,845	100	199,077	100	208,175	100
Costs and Expenses:
Operating:
Barge logistics	41,985	58	45,549	58	112,151	56	127,135	61
Personnel	4,990	7	4,220	5	13,767	7	13,271	7
Repairs and maintenance	1,921	3	1,554	2	4,759	2	4,310	2
Insurance and loss reserves	822	1	712	1	2,897	1	1,954	1
Fuel, lubes and supplies	1,724	2	1,950	2	5,408	3	5,783	3
Leased-in equipment	3,472	5	2,980	4	10,590	5	7,000	3
Other	4,530	6	4,614	6	12,838	7	12,473	6
Net barge pool earnings attributable to third parties	3,331	5	4,088	5	9,096	5	4,283	2
	62,775	87	65,667	83	171,506	86	176,209	85
Administrative and general	3,327	5	3,230	4	9,816	5	9,758	4
Depreciation and amortization	5,694	8	6,197	8	17,118	9	18,674	9
	71,796	100	75,094	95	198,440	100	204,641	98
Gains on Asset Dispositions	330	1	513	—	1,080	1	6,178	3
Operating Income	554	1	4,264	5	1,717	1	9,712	5
Other Income:
Foreign currency gains (losses), net	(1,729)	(2)	(282)	—	(1,461)	(1)	238	—
Other, net	—	—	—	—	—	—	14	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(1,084)	(2)	(1,245)	(2)	(4,174)	(2)	(3,115)	(2)
Segment Profit (Loss)(1)	(2,259)	(3)	2,737	3	(3,918)	(2)	6,849	3
______________________
(1)Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	$’000	%	$’000	%	$’000	%	$’000	%
Operating Revenues:
Bulk Transportation Services:
Dry-cargo barge pools(1)	52,762	73	59,354	75	142,705	72	150,206	72
Charter-out of dry-cargo barges	—	—	—	—	—	—	5	—
International liquid tank barge operations	2,285	3	2,477	3	7,136	3	7,928	4
Boat, specialty barge and other operations	1,745	2	915	1	5,084	2	2,690	1
Port & Infrastructure Services:
Terminal operations	4,722	7	5,298	7	13,980	7	17,947	9
Fleeting operations	5,895	8	5,209	7	15,235	8	15,330	7
Machine shop and shipyard	670	1	842	1	1,924	1	2,157	1
Logistics Services	3,461	5	4,292	5	11,574	6	10,506	5
Managed Services	480	1	458	1	1,439	1	1,406	1
	72,020	100	78,845	100	199,077	100	208,175	100
______________________
(1)Operating revenues for the three and nine months ended September 30, 2019, includes $22.8 million and $61.6 million, respectively, attributable to third-party barge owners participating in dry-cargo barge pools managed by the Company. Operating revenues for the three and nine months ended September 30, 2018, includes $25.4 million and $63.2 million, respectively, attributable to third-party barge owners participating in dry-cargo barge pools managed by the Company.
Operating Revenues. Operating revenues were $6.8 million lower in the Current Year Quarter compared with the Prior Year Quarter and $9.1 million lower in the Current Nine Months compared with the Prior Nine Months. Operating revenues in the Current Year Quarter and Current Nine Months were impacted by prolonged flooding throughout the U.S. Inland Waterways resulting in a severe disruption in bulk transportation and port and infrastructure services.
Operating revenues from bulk transportation services were $6.0 million lower in the Current Year Quarter compared with the Prior Year Quarter and $5.9 million lower in the Current Nine Months compared with the Prior Nine Months. Operating revenues for the dry-cargo barge pools were $6.6 million lower in the Current Year Quarter compared with the Prior Year Quarter and $7.5 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to the severe disruption to bulk transportation services from flooding and weaker export demand due to the placement of tariffs on certain goods. Operating revenues from boat, specialty barge and other operations were $0.8 million higher in the Current Year Quarter compared with the Prior Year Quarter and $2.4 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to the adoption of the new lease accounting standard.
Operating revenues from port and infrastructure services were $0.1 million lower in the Current Year Quarter compared with the Prior Year Quarter and $4.3 million lower in the Current Nine Months compared with the Prior Nine Months. Prolonged flooding and a 45-day closure of the St. Louis harbor in the Current Nine Months restricted activity for the Company’s terminal operations. Volumes handled by the Company’s terminals in the St. Louis area were approximately 16% lower in the Current Year Quarter compared with the Prior Year Quarter and approximately 26% lower in the Current Nine Months compared with the Prior Nine Months.
Operating revenues from logistics services were $0.8 million lower in the Current Year Quarter compared with the Prior Year Quarter and $1.1 million higher in the Current Nine Months compared with the Prior Nine Months. Operating revenues in the Current Year Quarter were lower primarily due to a decrease in container movements as a result of the placement of tariffs on certain goods. Operating revenues in the Current Nine Months were higher primarily due to an increase in container movements.
Operating Expenses. Operating expenses were $2.9 million lower in the Current Year Quarter compared with the Prior Year Quarter and $4.7 million lower in the Current Nine Months compared with the Prior Nine Months.
Barge logistics expenses were $3.6 million lower in the Current Year Quarter compared with the Prior Year Quarter and $15.0 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to lower towing and switching costs as a consequence of the severe disruption to bulk transportation services caused by flooding. Personnel costs were $0.8 million higher in the Current Year Quarter compared with the Prior Year Quarter and $0.5 million higher in the

Current Nine Months compared with the Prior Nine Months primarily due to an increase in outside labor and overtime necessary to complete repairs and cleaning of the Company’s terminal locations damaged by flooding. Insurance and loss reserves were $0.1 million higher in the Current Year Quarter compared with the Prior Year Quarter and $0.9 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to higher insurance claims deductibles. Leased-in equipment expenses were $0.5 million higher in the Current Year Quarter compared with the Prior Year Quarter and $3.6 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to the adoption of the new lease accounting standard.
Depreciation and Amortization. Depreciation and amortization expenses were $0.5 million lower in the Current Year Quarter compared with the Prior Year Quarter and $1.6 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to certain liquid terminal assets being fully depreciated during 2018.
Gains on Asset Dispositions. During the Current Year Quarter and Prior Year Quarter, the Company recognized previously deferred gains of $0.3 million and $0.5 million, respectively. During the Current Nine Months, the Company recognized previously deferred gains of $1.0 million. During the Prior Nine Months, the Company sold 32 dry-cargo barges, two specialty barges and other equipment for net proceeds of $10.9 million and gains of $4.7 million. In addition, the Company recognized previously deferred gains of $1.5 million.
Operating Income. Excluding gains on asset dispositions, operating income as a percentage of operating revenues was 0% in the Current Year Quarter compared with 5% in the Prior Year Quarter and 0% in the Current Nine Months compared with 2% in the Prior Nine Months. Operating results continued to be negatively impacted by the prolonged flooding throughout the U.S. Inland Waterways resulting in a severe disruption to bulk transportation and port and infrastructure services and the placement of tariffs on certain goods.
Foreign currency gains (losses), net. Foreign currency gains (losses), net in all periods were primarily due to movements in the exchange rate of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. Equity in losses of 50% or less owned companies, net of tax, were $1.1 million higher in the Current Nine Months compared with the Prior Nine Months. Equity earnings from SCF Bunge Marine, the Company’s joint venture that operates towboats on the U.S. Inland Waterways, were $1.4 million lower during the Current Nine Months compared to the Prior Nine Months primarily due to the continued flooding resulting in poor operating conditions, tow size restrictions and periodic river and harbor closures.

Fleet Count
The composition of Inland Services’ fleet as of September 30 was as follows:

	Owned	Leased-in	Joint Ventured	Pooled	Total
2019
Bulk Transportation Services:
Dry-cargo barges	586	48	258	482	1,374
Liquid tank barges	20	—	—	—	20
Specialty barges	5	—	—	—	5
Towboats:
4,000 hp - 6,600 hp	3	4	11	—	18
3,300 hp - 3,900 hp	1	—	2	—	3
Less than 3,300 hp	2	—	—	—	2
Port & Infrastructure Services:
Harbor boats:
1,100 hp - 2,000 hp	12	6	—	—	18
Less than 1,100 hp	6	—	—	—	6
Logistics Services:
Dry-cargo barges	25	2	—	6	33
	660	60	271	488	1,479
2018
Bulk Transportation Services:
Dry-cargo barges	585	48	258	481	1,372
Liquid tank barges	20	—	—	—	20
Specialty barges	5	—	—	—	5
Towboats:
4,000 hp - 6,600 hp	3	4	11	—	18
3,300 hp - 3,900 hp	1	—	2	—	3
Less than 3,300 hp	2	—	—	—	2
Port & Infrastructure Services:
Harbor boats:
1,100 hp - 2,000 hp	12	6	—	—	18
Less than 1,100 hp	6	—	—	—	6
Logistics Services:
Dry-cargo barges	26	2	—	7	35
	660	60	271	488	1,479

Witt O'Brien's

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	$’000	%	$’000	%	$’000	%	$’000	%
Operating Revenues:
United States	22,640	93	29,388	97	78,458	97	92,132	98
Foreign	1,705	7	879	3	2,583	3	1,875	2
	24,345	100	30,267	100	81,041	100	94,007	100
Costs and Expenses:
Operating	16,323	67	16,240	54	53,786	67	58,945	63
Administrative and general	5,718	23	7,389	24	18,951	23	17,896	19
Depreciation and amortization	210	1	492	2	625	1	1,284	1
	22,251	91	24,121	80	73,362	91	78,125	83
Gains on Asset Dispositions	10	—	—	—	10	—	—	—
Operating Income	2,104	9	6,146	20	7,689	9	15,882	17
Other Income:
Foreign currency losses, net	—	—	(12)	—	—	—	(27)	—
Other, net	(1)	—	—	—	(6)	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	764	3	(13)	—	569	1	90	—
Segment Profit	2,867	12	6,121	20	8,252	10	15,945	17
Operating Revenues. Operating revenues were $5.9 million lower in the Current Year Quarter compared with the Prior Year Quarter and $13.0 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to the successful completion of major task orders related to long-term recovery programs in Texas and the U.S. Virgin Islands, and the conclusion of disaster response work for multiple city and county governments.
Operating Expenses. Operating expenses were $5.2 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to the completion of major recovery program task orders.
Administrative and General. Administrative and general expenses were $1.7 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to the successful completion of major task orders as discussed above and $1.1 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to a bad debt charge in the second quarter of 2019 and higher administrative and general expenses necessary to support the significant growth following the 2017 hurricanes and development of a broader range of post-disaster services.
Depreciation and Amortization. Depreciation and amortization expenses were $0.3 million lower in the Current Year Quarter compared with the Prior Year Quarter and $0.7 million lower in the Current Nine Months compared with the Prior Nine Months as a result of certain intangible assets being fully depreciated during 2018.
Operating Income. Operating income as a percentage of operating revenues was 9% in the Current Year Quarter compared with 20% in the Prior Year Quarter primarily due to reduced operating revenues and 9% in the Current Nine Months compared with 17% in the Prior Nine Months primarily due to reduced operating revenues and higher administrative and general expenses.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. Equity in earnings (losses) of 50% or less owned companies, net of tax, were $0.8 million higher in the Current Year Quarter compared with the Prior Year Quarter and $0.5 million higher in the Current Nine Months compared with the Prior Nine Months due to improved operating results in the Company's Brazilian joint venture.

Other

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	$’000	%	$’000	%	$’000	%	$’000	%
Operating Revenues:
United States	1,635	100	1,214	100	5,582	100	2,156	94
Foreign	—	—	—	—	—	—	143	6
	1,635	100	1,214	100	5,582	100	2,299	100
Costs and Expenses:
Operating	1,404	86	957	79	4,129	74	1,349	59
Administrative and general	846	52	606	50	2,522	45	1,290	56
Depreciation and amortization	501	30	202	16	1,483	27	264	11
	2,751	168	1,765	145	8,134	146	2,903	126
Gains on Asset Dispositions	34	2	—	—	32	1	—	—
Operating Loss	(1,082)	(66)	(551)	(45)	(2,520)	(45)	(604)	(26)
Other Income:
Foreign currency gains, net	—	—	—	—	—	—	1	—
Other, net(1)	—	—	452	37	—	—	54,354	n/m
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(56)	(4)	6	—	(412)	(7)	1,285	56
Segment Profit (Loss)(1)(2)	(1,138)	(70)	(93)	(8)	(2,932)	(53)	55,036	n/m
_____________________
(1)The balance as a percentage of operating revenues is not meaningful (“n/m”).
(2)Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 9. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.
Operating Activities. Operating results primarily consist of the business activities of Cleancor, which the Company acquired on June 1, 2018. Operating results in the Current Year Quarter and Current Nine Months were lower as a consequence of re-certification costs for certain equipment and the addition of personnel and equipment following an expansion of Cleancor's fleet and services.
Other, net. Other, net in the Prior Nine Months primarily includes a gain of $53.9 million on the sale of the Company’s 34.2% interest in Hawker Pacific on April 30, 2018. Other, net in the Prior Year Quarter primarily includes further gains on the sale of Hawker Pacific following the release of certain escrow amounts and the partial recovery of a note receivable previously reserved.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. The Company’s 50% or less owned companies primarily consist of general aviation services businesses in Asia, including Hawker Pacific prior to its sale in 2018, and an agricultural commodity trading and logistics business.
Corporate and Eliminations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	$’000	$’000	$’000	$’000
Corporate Expenses	(6,021)	(6,136)	(19,254)	(18,534)
Eliminations	(18)	31	10	94
Operating Loss	(6,039)	(6,105)	(19,244)	(18,440)
Other Income (Expense):
Foreign currency losses, net	(44)	(10)	(52)	(45)
Other, net	1	1	10	(2)
Corporate Expenses. Corporate expenses were higher in the Current Nine Months primarily due to the expiration of the transition services agreement with SEACOR Marine Holdings Inc.

Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	$’000	$’000	$’000	$’000
Interest income	2,198	2,450	5,983	6,485
Interest expense	(4,816)	(8,335)	(14,832)	(25,502)
Debt extinguishment losses	(777)	(160)	(2,073)	(5,609)
Marketable security gains (losses), net	144	1,713	16,496	(1,303)
	(3,251)	(4,332)	5,574	(25,929)
Interest expense. Interest expense in the Current Year Quarter and Current Nine Months was lower compared with the Prior Year Quarter and Prior Nine Months primarily due to the redemption of the 7.375% Senior Notes in October 2018, purchases of the 3.0% Convertible Senior Notes and a reduction of the outstanding balances under the SEA-Vista Credit Facility, partially offset by interest on the 3.25% Convertible Senior Notes issued in May 2018.
Debt extinguishment losses. Debt extinguishment losses in the Current Year Quarter and Current Nine Months are the result of the purchase of $18.2 million and $55.4 million in principal amount, respectively, of the Company’s 3.0% Convertible Senior Notes for $18.1 million and $54.4 million, respectively. Debt extinguishment losses in the Prior Year Quarter are the result of the purchase of $4.0 million in principal amount of the Company’s 7.375% Senior Notes for $4.1 million. Debt extinguishment losses in the Prior Nine Months are primarily related to the exchange of $117.8 million of the Company’s outstanding 3.0% Convertible Senior Notes due 2028 for a like principal amount of new 3.25% Convertible Senior Notes due 2030.
Marketable security gains (losses), net. Marketable security gains (losses), net in all periods are primarily related to the Company’s investment in Dorian LPG Ltd., which the Company sold.
Income Taxes
During the nine months ended September 30, 2019, the Company’s effective income tax rate of 15.1% was lower than the statutory rate primarily due to income subject to tonnage tax, foreign sourced income not subject to U.S. tax, and taxes not provided on income attributable to noncontrolling interests partially offset by foreign taxes not creditable against U.S. income tax. During the nine months ended September 30, 2018, the Company's effective income tax rate of 14.4% was lower than the statutory rate primarily due to foreign sourced income not subject to U.S. tax partially offset by income taxes in Subpart F income.
Liquidity and Capital Resources
General
The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to repay debt. The Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR Common Stock, for treasury, repurchase its outstanding notes or make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds, cash flows from operations and availability under the Company's revolving credit facilities. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.
As of September 30, 2019, the Company's capital commitments by year of expected payment were as follows (in thousands):

	Remainder of 2019	2020	Total
Ocean Services	$383	$6,857	$7,240
Inland Services	10,276	2,673	12,949
Other	1,156	—	1,156
	$11,815	$9,530	$21,345
Subsequent to September 30, 2019, the Company committed to purchase additional equipment for $0.3 million.

As of September 30, 2019, the Company had outstanding debt of $317.8 million, net of discounts and issuance costs, and letters of credit totaling $1.3 million with various expiration dates through 2027. In addition, as of September 30, 2019, the Company guaranteed payments on behalf of SEACOR Marine totaling $27.0 million, under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations. These guarantees continue to be contingent obligations of the Company because the beneficiary of the guarantees did not release the Company from its obligations in connection with the spin-off of SEACOR Marine and decline as payments are made by SEACOR Marine on the underlying obligations. The Company earns a fee from SEACOR Marine of 0.5% per annum on the amount of the obligations under these guarantees.
As of September 30, 2019, the holders of the Company’s 3.0% Convertible Senior Notes ($51.9 million outstanding), 2.5% Convertible Senior Notes ($64.5 million outstanding) and 3.25% Convertible Senior Notes ($117.8 million outstanding) may require the Company to repurchase the notes on November 19, 2020, December 19, 2022 and May 15, 2025, respectively. The Company’s long-term debt maturities, assuming the holders of the aforementioned convertible senior notes require the Company to repurchase the notes on those dates, are as follows (in thousands):

Remainder of 2019	$2,050
2020	126,518
2021	500
2022	64,958
2023	368
Years subsequent to 2023	148,781
$343,175
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes, (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On June 5, 2019, SEACOR’s Board of Directors increased the Company’s repurchase authority for the Securities to $150.0 million. As of September 30, 2019, the Company’s remaining repurchase authority for the Securities was $131.7 million.
As of September 30, 2019, the Company held balances of cash, cash equivalents, restricted cash, restricted cash equivalents, marketable securities and construction reserve funds totaling $88.0 million. As of September 30, 2019, construction reserve funds of $3.9 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire qualifying equipment. Additionally, the Company had $200.0 million available under its revolving credit facilities. Subsequent to September 30, 2019, the Company repaid $25.0 million under its revolving credit facilities and purchased an additional $1.8 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $1.8 million.
Summary of Cash Flows

	Nine Months Ended September 30,
	2019	2018
	$’000	$’000
Cash Flows provided by Operating Activities	95,255	35,799
Cash Flows provided by (used in) Investing Activities	(13,890)	94,764
Cash Flows used in Financing Activities	(150,483)	(45,298)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(58)	61
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(69,176)	85,326

Operating Activities
Cash flows provided by operating activities increased by $59.5 million in the Current Nine Months compared with the Prior Nine Months. The components of cash flows provided by (used in) operating activities during the Current Nine Months and Prior Nine Months were as follows:

	Nine Months Ended September 30,
	2019	2018
	$’000	$’000
Operating income before depreciation, amortization and gains on asset dispositions, net	91,454	104,249
Changes in operating assets and liabilities, excluding operating leases, before interest and income taxes	(40,840)	(37,713)
Purchases of marketable securities	(5,752)	—
Proceeds from sale of marketable securities	46,526	13
Dividends received from 50% or less owned companies	100	4,197
Interest paid, excluding capitalized interest(1)	(8,407)	(14,708)
Income taxes refunded (paid), net	1,460	(23,477)
Other	10,714	3,238
Total cash flows provided by operating activities	95,255	35,799
_____________________
(1)During the Current Nine Months and Prior Nine Months, interest paid and capitalized in property and equipment was $0.1 million and $0.2 million, respectively.
Operating income before depreciation, amortization and gains on asset dispositions, net was $12.8 million lower in the Current Nine Months compared with the Prior Nine Months. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company’s business segments.
Proceeds from the sale of marketable securities in the Current Nine Months was primarily due to the sale of all of the Company's investment in Dorian LPG Ltd.
Investing Activities
During the Current Nine Months, net cash used in investing activities was $13.9 million primarily as follows:
•Capital expenditures were $17.4 million related to the acquisition of real property, upgrades to inland river towboats and the construction of other Inland Services equipment.
•The Company sold one foreign-flag short-sea container/RORO vessel and other equipment for net proceeds of $1.9 million.
•The Company made investments in and advances to 50% or less owned companies of $3.2 million including $2.7 million to RF Vessel Holdings and $0.5 million to VA&E.
•The Company received a capital distribution of $3.7 million from its 50% or less owned company VA&E.
•The Company received net payments on third-party leases and notes receivables of $1.1 million.
During the Prior Nine Months, net cash provided by investing activities was $94.8 million primarily as follows:
•Capital expenditures were $43.7 million. Equipment deliveries included five U.S.-flag harbor tugs and two foreign-flag short-sea container/RORO vessels.
•The Company sold one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug, 32 inland river dry-cargo barges, two inland river specialty barges and other equipment for net proceeds of $16.0 million.
•Construction reserve fund account transactions included withdrawals of $45.4 million.
•The Company made investments in and advances to 50% or less owned companies of $9.8 million including $5.4 million to VA&E, $2.1 million to Golfo de Mexico; $1.0 million to KSM and $0.9 million to RF Vessel Holdings.
•The Company received $8.2 million from its 50% or less owned companies, including $5.4 million from VA&E and $2.4 million from SCFCo.
•On April 30, 2018, the Company sold its interest in Hawker Pacific for $78.0 million.

Financing Activities
During the Current Nine Months, net cash used in financing activities was $150.5 million. The Company:
•purchased $55.4 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $54.4 million, of which $54.2 million was allocated to the debt and $0.1 million was allocated to the conversion option embedded in the 3.0% Convertible Senior Notes.
•borrowed $25.0 million under the SEACOR Revolving Credit Facility and incurred issuance costs of $2.2 million;
•repaid $12.0 million under the SEA-Vista Credit Facility;
•made other scheduled payments on long-term debt of $0.5 million;
•made distributions to noncontrolling interests of $5.2 million;
•acquired 3,912 shares of Common Stock for treasury for an aggregate purchase price of $0.1 million;
•acquired 8,121 shares of Common Stock for treasury for an aggregate purchase price of $0.4 million from its employees to cover their tax withholding obligations related to the vesting of equity awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors;
•received $6.9 million from share award plans; and
•became the sole owner of the SEA-Vista joint venture on August 2, 2019 by acquiring the Remaining SEA-Vista Interest for $107.7 million in cash, inclusive of expenses related to the transaction.
During the Prior Nine Months, net cash used in financing activities was $45.3 million. The Company:
•purchased $5.7 million in principal amount of its 7.375% Senior Notes for $5.9 million;
•purchased $0.3 million in principal amount of its 3.0% Convertible Senior Notes for $0.3 million;
•repaid $23.6 million under the SEA-Vista Credit Facility;
•repaid the outstanding balance of $12.2 million on the ISH Term Loan;
•repaid the remaining outstanding debt balance of $1.4 million assumed in the ISH acquisition;
•made other scheduled payments on long-term debt of $0.5 million;
•incurred costs of $2.5 million related to the exchange of $117.8 million aggregate principal amount of the Company’s outstanding 3.0% Convertible Senior Notes due 2028 for a like principal amount of new 3.25% Convertible Senior Notes due 2030;
•made distributions to noncontrolling interests of $5.1 million; and
•received $6.3 million from share award plans.
Short and Long-Term Liquidity Requirements
The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program and debt service requirements, the Company believes that a combination of cash balances on hand, cash generated from operating activities, funding available under the Company's revolving credit facilities and existing subsidiary financing arrangements as well as access to the credit and capital markets will provide sufficient liquidity to meet its obligations. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to the credit and capital markets on acceptable terms. Management will continue to closely monitor the Company’s liquidity and the credit and capital markets.
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to “Liquidity and Capital Resources” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. There has been no material change in the Company’s off-balance sheet arrangements during the Current Nine Months. In addition, the Company has issued letters of credit or guaranteed the payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of September 30, 2019, guarantees on behalf of SEACOR Marine totaled $27.0 million and will decline as payments are made on the outstanding obligations.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Securities that may Yet be Purchased under the Plans or Programs(1)(2)
July 1 – 31, 2019	—	$—	—	$149,726,806
August 1 – 31, 2019	—	$—	—	$145,499,619
September 1 – 30, 2019	—	$—	—	$131,731,444
______________________
(1)SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the Current Year Quarter, the Company purchased $18.2 million in principal amount of its 3.0% Convertible Senior Notes for $18.1 million thereby reducing repurchase authority under the plan. From time to time, SEACOR’s Board of Directors have increased the authority, most recently to $150.0 million on June 5, 2019.
(2)On September 26, 2019, the Company executed an agreement to purchase the 3.0% Convertible Senior Notes in compliance with the requirements of Rule 10b5-1(c)(1)(i) and 10b-18 for the period from October 1, 2019 through October 24, 2019. Subsequent to September 30, 2019, the Company purchased $1.8 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $1.8 million.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1*	Purchase and Sale Agreement, dated as of August 2, 2019 among SEACOR Holdings Inc., as Parent, SEACOR Tankers II LLC, as Buyer, and ACP III Tankers, LLC, as Seller.
102.*	Registration Rights Agreement, dated as of August 2, 2019 among SEACOR Holdings Inc. and ACP III Tankers, LLC.
10.3*	Lock-Up Agreement, dated as of August 2, 2019 among SEACOR Holdings Inc., and ACP III Tankers, LLC, as Seller.
31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101).
______________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

DATE:	October 28, 2019	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	October 28, 2019	By:	/S/ BRUCE WEINS
Bruce Weins, Senior Vice President and Chief Financial Officer (Principal Financial Officer)