Form 10-K
period 2019-12-31
SEACOR HOLDINGS INC /NEW/
filed 2020-02-28
CIK 859598

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-12289
SEACOR Holdings Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	13-3542736
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida	33316
(Address of Principal Executive Office)	(Zip Code)
Registrant’s telephone number, including area code (954) 523-2200

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	CKH	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2019 was approximately 821,127,160 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of February 25, 2020 was 20,179,162.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

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
PART I
ITEM 1. BUSINESS
General
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries. “SEACOR” refers to SEACOR Holdings Inc., incorporated in 1989 in Delaware, without its subsidiaries. “Common Stock” refers to the common stock, par value $.01 per share, of SEACOR. The Company’s fiscal year ended on December 31, 2019.
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
Segment Information
SEACOR is a diversified holding company with interests in domestic and international transportation and logistics, risk management consultancy and other businesses. The Company conducts its activities in the following reporting segments:
•Ocean Transportation & Logistics Services
•Inland Transportation & Logistics Services
•Witt O’Brien’s
•Other

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
Ocean Transportation & Logistics Services
Business
Ocean Transportation & Logistics Services (“Ocean Services”) owns and operates a diversified fleet of bulk transportation, port and infrastructure, and logistics assets, including U.S. coastwise eligible vessels and vessels trading internationally. Ocean Services owns and operates U.S.-flag petroleum and chemical carriers servicing the U.S. coastwise crude oil, petroleum products and chemical trades. Ocean Services’ dry bulk vessels operate in the U.S. coastwise trade. Ocean Services’ port and infrastructure services includes assisting deep-sea vessels docking in U.S. Gulf and East Coast ports, providing ocean towing services between U.S. ports and providing oil terminal support and bunkering operations in St. Eustatius and the Bahamas. Ocean Services’ logistics assets and services include U.S.-flag Pure Car/Truck Carriers (“PCTCs”) operating globally under the U.S. Maritime Security Program (“MSP”) and liner, short-sea, rail car and project cargo transportation and logistics solutions to and from ports in the Southeastern United States, the Caribbean (including Puerto Rico), the Bahamas and Mexico as well as ‘door-to-door’ solutions for certain customers. Ocean Services also provides technical ship management services for third-party vessel owners. Ocean Services contributed 53%, 50% and 54% of the Company's consolidated operating revenues during the years ended December 31, 2019, 2018 and 2017, respectively.
For a discussion of risk and economic factors that may impact Ocean Services’ financial position and its results of operations, see “Item 1A. Risk Factors” and “Ocean Transportation & Logistics Services” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Equipment, Services and Markets
The following tables identify the types of equipment that comprise Ocean Services' fleet as of December 31 for the indicated years. “Owned” are majority owned and controlled by Ocean Services. “Leased-in” may either be equipment contracted from leasing companies to which Ocean Services may have sold such equipment or equipment chartered-in from third parties. “Joint Ventured” are owned by entities in which Ocean Services does not have a controlling interest.

	Owned	Leased-in	Joint Ventured	Total
2019
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	7	2	—	9
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	20	4	—	24
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Specialty vessels - Foreign-flag(1)	—	—	2	2
Logistics Services:
PCTC(2) - U.S.-flag	—	4	—	4
Short-sea container/RORO(3) vessels - Foreign-flag	8	—	—	8
RORO(3) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	49	10	14	73
2018
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	7	3	—	10
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	19	5	—	24
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Logistics Services:
PCTC(2) - U.S.-flag	—	4	—	4
Short-sea container/RORO(3) vessels - Foreign-flag	9	—	—	9
RORO(3) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	49	12	12	73
2017
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	8	3	—	11
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	15	8	—	23
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Logistics Services:
PCTC(2) - U.S.-flag	—	4	—	4
Short-sea container/RORO(3) vessels - Foreign-flag	7	—	—	7
RORO(3) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	44	15	12	71
______________________
(1)One line handling and one crew transport vessel.
(2)Pure Car/Truck Carrier.
(3)Roll On/Roll Off.

Bulk Transportation Services
Petroleum and Chemical Transportation. In the U.S. coastwise petroleum and chemical transportation trade, Ocean Services’ oceangoing vessels transport crude oil, petroleum products and chemicals primarily from production areas, refineries and storage facilities along the coast of the U.S. Gulf of Mexico to refineries, utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico and the U.S. Atlantic and Pacific coasts. Ocean Services operates a fleet of owned and leased-in U.S.-flag petroleum and chemical carriers servicing this trade, which as of December 31, 2019 included the following vessels:

Name of Vessel	Year of Build	Capacity in barrels	Tonnage in “dwt”(1)
Seabulk Challenge	1981	294,000	48,700
Seabulk Arctic	1998	340,000	46,000
Mississippi Voyager(2)	1998	340,000	46,000
Florida Voyager(2)(3)	1998	340,000	46,000
Brenton Reef	1999	341,000	45,000
Independence	2016	330,000	49,000
Constitution(2)	2016	330,000	49,000
Sea-Power/Sea-Chem I(4)	2016	185,000	29,999
Texas Voyager(2)(3)	2017	330,000	49,000
______________________
(1)Deadweight tons or “dwt.”
(2)Operating under long-term bareboat charter with a customer.
(3)Leased-in vessel.
(4)Articulated tug-barge.
Dry Bulk Transportation. In the U.S. coastwise dry bulk trade, Ocean Services’ U.S.-flag bulk carriers transport Agremax, coal, petroleum coke, finished fertilizer, phosphate rock and other bulk commodities within the U.S. Gulf of Mexico, U.S. East Coast ports and Puerto Rico. As of December 31, 2019, Ocean Services’ fleet of owned vessels servicing this trade included the following vessels:

Name of Vessel	Year of Build	Tonnage in “dwt”(1)
Mississippi Enterprise	1980	37,000
Texas Enterprise	1981	37,000
______________________
(1)Deadweight tons or “dwt.”
Port & Infrastructure Services
Harbor tugs operate alongside oceangoing vessels to escort them to their berth, assist in docking and undocking, and escort them back out to sea. As of December 31, 2019, Ocean Services’ U.S.-flag harbor tugs were operating in various ports including three in Port Canaveral, Florida, three in Port Everglades, Florida, one in the Port of Miami, Florida, four in Port Tampa, Florida, three in the Port of Mobile, Alabama, three in the Port of Lake Charles, Louisiana and seven in Port Arthur, Texas.
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
Logistics Services
In the logistics services business, PCTCs, RORO barges, deck barges, small RORO and container vessels and specialized rail ferries provide unit freight and general cargo transportation services. These services include receiving and transporting full container loads and Less-Container-Load ("LCL") cargo for transporting in shipping containers, rail cars, out-of-gauge project cargoes, automobiles and U.S. military vehicles. PCTCs generally handle cargo moving to and from the United States and international destinations, including Europe, the Middle East and Western Pacific ports (including ports in Guam, Japan and South Korea). Short-sea container/RORO vessels are engaged in services to and from ports in the

Southeastern United States, the Caribbean (including Puerto Rico), the Bahamas and Mexico. RORO and deck barges are operated in the Puerto Rico liner trade through Ocean Services’ 55% noncontrolling interest in Trailer Bridge, Inc. (“Trailer Bridge”). The rail ferries operate between Alabama and Mexico through Ocean Services’ 50% noncontrolling interest in Golfo de Mexico Rail Ferry Holdings LLC (“Golfo de Mexico”).
As of December 31, 2019, Ocean Services’ fleet of owned and leased-in equipment servicing the logistics trade included the following vessels:

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
______________________
(1)Twenty-foot equivalent unit is a measure of volume in units of twenty-foot long containers.
(2)Car equivalent unit is a measure of the cargo carrying capacity of a Pure Car/Truck Carrier.
(3)Deadweight tons or “dwt.”
(4)Leased-in vessel.
Managed Services
Ocean Services provides crew and technical ship management services to third party ship owners and certain of its 50% or less owned companies. As of December 31, 2019, Ocean Services provided management services for ten vessels including one U.S.-flag petroleum carrier, two U.S.-flag heavy lift vessels, two foreign-flag rail ferries, four foreign-flag harbor tugs and one foreign-flag ocean liquid tank barge.
Customers and Contractual Arrangements
Bulk Transportation Services. The primary customers for petroleum and chemical transportation services are multinational oil companies, refining companies, major gasoline retailers, oil trading companies and large industrial consumers or producers of crude, petroleum and chemicals. Services are generally contracted on the basis of short-term or long-term time charters, bareboat charters, voyage charters and contracts of affreightment or other transportation agreements tailored to the shipper's requirements. The primary customers for dry bulk transportation services are regional power utilities requiring waterborne coal, petroleum coke and residual ash transportation and large fertilizer producers moving Florida sourced products into the lower Mississippi River. Dry bulk services are generally contracted under multi-year contracts of affreightment and voyage charters.
Port & Infrastructure Services. The primary customers for port and infrastructure services are vessel owners and charterers, which are typically industrial companies, trading houses and shipping companies and commercial shipping pools. Services are contracted using prevailing port tariff terms on a per-use basis or on the basis of short-term or long-term time charters or bareboat charters.
Logistics Services. The primary customers for PCTC logistics services are major, integrated automobile shippers and in certain circumstances automobile manufacturers or auto dealerships directly, and the U.S. Government. Services to these customers are generally contracted on the basis of short-term or long-term time charter or on a liner basis. Services for the U.S. Government are generally contracted on a voyage charter or liner basis in accordance with a master services agreement. The primary customers for unit freight logistics services are individuals and businesses shipping consumer, industrial and energy goods and personal parcels between ports in the Southeastern United States, the Caribbean (including Puerto Rico), the Bahamas and Mexico. Unit freight services are generally contracted on a per unit basis for the specified cargo and destination.

Managed Services. Ocean Services provides crew and technical ship management services to third-party ship owners and certain of its 50% or less owned companies.
In 2019, one customer of Ocean Services (U.S. Federal Government) accounted for 10% of the Company's consolidated operating revenues. The ten largest customers of Ocean Services accounted for approximately 61% of its operating revenues in 2019. The loss of one or more of these customers could have a material adverse effect on Ocean Services’ results of operations.
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
Competitive Conditions
Each of the markets in which Ocean Services operates is highly competitive, including the U.S. “Jones Act” coastwise market, even though participation in the "Jones Act" market is not open to foreign-based competition. The most important competitive factors are pricing, vessel age, vessel type and vessel availability to fit customer requirements and delivery schedules.
Bulk Transportation Services. The primary direct competitors for Jones Act petroleum and chemical transportation services are other operators of Jones Act petroleum and chemical carriers, operators of refined product and crude pipelines, railroads and foreign-flag vessels delivering foreign sourced petroleum and chemicals to U.S. ports. The primary direct competitors for Jones Act dry bulk transportation services are other operators of Jones Act bulk carriers, foreign-flag vessels delivering foreign sourced dry bulk goods to U.S. ports and U.S. railroad operators.
Port & Infrastructure Services. The primary direct competitors for port and infrastructure services are other operators of Jones Act U.S.-flagged harbor tugs and operators of foreign-flagged harbor and ocean tugs and bunkering barges.
Logistics Services. The primary direct competitors for PCTC logistics services are other operators of PCTCs, U.S.-flag cargo vessels eligible for the MSP subsidy and other vessels controlled by the U.S. government via the Military Sealift Command including the ready reserve fleet. The primary direct competitors for unit freight logistics are other operators of cargo vessels trading between ports in the Southeastern United States, the Caribbean (including Puerto Rico), the Bahamas and Mexico. The rail ferries primarily compete with railroad operators offering overland connections between Central and Southeastern Mexico and the United States.
Managed Services. The primary direct competitors of managed services are other Jones Act qualified ship management companies, ship owners and other ship operators.

Inland Transportation & Logistics Services
Business
Inland Transportation & Logistics Services (“Inland Services”) provides customer supply chain solutions with its domestic river transportation equipment, fleeting services and high-speed multi-modal terminal locations adjacent to and along the U.S. Inland Waterways, primarily in the St. Louis, Memphis and Baton Rouge areas. Inland Services operates under the SCF name. SCF’s barges are primarily used for moving agricultural and industrial commodities and containers on the U.S. Inland Waterways, including the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Internationally, Inland Services owns inland river liquid tank barges that operate on the Magdalena River in Colombia. These barges primarily transport petroleum products with the ability to move agricultural and industrial commodities and containers. Inland Services also has a 50% noncontrolling interest in dry-cargo barge operations on the Parana-Paraguay Waterway in Brazil, Bolivia, Paraguay, Argentina and Uruguay primarily transporting agricultural and industrial commodities, a 63% noncontrolling interest in towboat operations on the U.S. Inland Waterways and a 50% noncontrolling interest in grain terminals/elevators in the Midwest and/or along the U.S. Inland Waterways. Inland Services contributed 33%, 34% and 38% of the Company's consolidated operating revenues during the years ended December 31, 2019, 2018 and 2017, respectively.
For a discussion of risk and economic factors that may impact Inland Services’ financial position and its results of operations, see “Item 1A. Risk Factors” and “Inland Transportation & Logistics Services” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Equipment and Services
The following tables set forth the barges, towboats and harbor boats that comprise Inland Services’ fleet as of December 31 for the indicated years. “Owned” are majority owned and controlled by Inland Services. “Leased-in” may either be equipment contracted from leasing companies to which Inland Services may have sold such equipment or equipment chartered-in from others. “Joint Ventured” are owned by entities in which Inland Services does not have a controlling interest. “Pooled” are barges owned by and managed for third parties with operating revenues and voyage expenses pooled with barges of a similar age and type which are owned by Inland Services. Pool revenues and expenses are allocated to participants based upon the number of days their barges participate in the pool. For “Pooled” barges, each barge owner is responsible for the costs of insurance, maintenance and repair as well as for capital and financing costs of its own equipment in the pool and pays a daily management fee to Inland Services for their participation in the pool.

	Owned	Leased-in	Joint Ventured	Pooled	Total	Owned Fleet Average Age
2019
Bulk Transportation Services:
Dry-cargo barges	591	50	258	473	1,372	11
Liquid tank barges	20	—	—	—	20	16
Specialty barges	5	—	—	—	5	38
Towboats:
4,000 hp - 6,600 hp	4	4	11	—	19	3
3,300 hp - 3,900 hp	1	—	2	—	3	4
Less than 3,300 hp(1)	2	—	—	—	2	57
Port & Infrastructure Services:
Harbor boats:
1,100 hp - 2,000 hp(1)	12	6	—	—	18	39
Less than 1,100 hp(1)	6	—	—	—	6	45
Logistics Services:
Dry-cargo barges	20	—	—	15	35	16
Towboats:
Less than 3,300 hp	1	—	—	—	1	6
	662	60	271	488	1,481
2018
Bulk Transportation Services:
Dry-cargo barges	585	48	258	481	1,372	10
Liquid tank barges	20	—	—	—	20	15
Specialty barges	5	—	—	—	5	37
Towboats:
4,000 hp - 6,600 hp	3	4	11	—	18	2
3,300 hp - 3,900 hp	1	—	2	—	3	3
Less than 3,300 hp(1)	2	—	—	—	2	56
Port & Infrastructure Services:
Harbor boats:
1,100 hp - 2,000 hp(1)	12	6	—	—	18	38
Less than 1,100 hp(1)	6	—	—	—	6	44
Logistics Services:
Dry-cargo barges	26	2	—	7	35	14
	660	60	271	488	1,479
2017
Bulk Transportation Services:
Dry-cargo barges	618	48	258	489	1,413	9
Liquid tank barges	20	—	—	—	20	14
Specialty barges	7	—	—	—	7	38
Towboats:
4,000 hp - 6,600 hp	3	4	11	—	18	1
3,300 hp - 3,900 hp	1	—	2	—	3	2
Less than 3,300 hp(1)	2	—	—	—	2	55
Port & Infrastructure Services:
Harbor boats:
1,100 hp - 2,000 hp(1)	11	6	—	—	17	37
Less than 1,100 hp(1)	7	—	—	—	7	43
Logistics Services:
Dry-cargo barges	23	2	—	1	26	14
	692	60	271	490	1,513
______________________
(1)Towboats and harbor boats have been upgraded and maintained to meet or exceed current industry standards.

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
Inland Services’ 50% or less owned companies that provide bulk transportation services include SCF Bunge Marine LLC, which operates towboats on the U.S. Inland Waterways; and SCFCo Holdings LLC (“SCFCo”), which transports various agricultural and industrial commodities on the Parana-Paraguay Waterway in Brazil, Bolivia, Paraguay, Argentina and Uruguay.
Port & Infrastructure Services
Terminals. Inland Services owns and operates high speed multi-modal terminal facilities located along the Mississippi River in the St. Louis harbor providing loading and unloading, transshipment, warehousing and drayage services. These terminals handle grain, grain by-products, fertilizer, steel, ethanol and other products for a multitude of customers. In addition, Inland Services owns a 50% noncontrolling interest in grain terminals/elevators in the Midwest and/or along the U.S. Inland Waterways.
In general, Inland Services operates these terminals by first unloading product that arrives by railcar or truck. The product is then loaded onto dry-cargo barges along with similar products. This process may also operate in reverse, with Inland Services unloading dry-cargo barges into trucks or railcars. A typical 15 dry-cargo barge tow, assuming no loading restrictions as a result of river conditions, can hold the equivalent of approximately 1,050 trucks or 216 railcars. A tow may consist of 15-40 barges and can take from several hours to several days to load and assemble.
Fleeting. Inland Services owns and/or operates a series of fleeting locations and harbor boats from Davenport, Iowa through Memphis, Tennessee. Inland Services’ fleeting services include fleeting barges, port services, minor repairs, barge cleaning and line haul boat assists.
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
Logistics Services
SEACOR America’s Marine Highway (“AMH”). Inland Services uses dry-cargo barges to move containers on the Mississippi River from Memphis, Tennessee to New Orleans, Louisiana. On this route, AMH transports empty containers in dry-cargo barges from Memphis to Baton Rouge, Louisiana. The containers are then trucked (drayed) to customers in Baton Rouge for loading. Loaded containers are then transported in dry-cargo barges from Baton Rouge to New Orleans, primarily for export. AMH also provides drayage services in Freeport, Texas for resin customers. Logistics services also provides local intermodal and maintenance services to its customers.
Managed Services
Inland Services provides management services related to barge and towboat operations.

Markets
Inland Services operates equipment in three principal geographic regions. The table below sets forth equipment by geographic market as of December 31 for the indicated years. Inland Services sometimes participates in investments, at equity and 50% or less owned company arrangements in certain geographic locations in order to enhance marketing capabilities and facilitate operations in foreign markets allowing for the expansion of its operations while diversifying risks and reducing capital outlays associated with such expansion.

	2019	2018	2017
U.S. Inland Waterways
Bulk Transportation Services:
Dry-cargo barges	1,114	1,114	1,155
Specialty barges	5	5	7
Towboats(1):
4,000 hp – 6,600 hp	8	7	7
Port & Infrastructure Services:
Harbor boats:
1,100 hp - 2,000 hp(1)	18	18	17
Less than 1,100 hp(1)	6	6	7
Logistics Services:
Dry-cargo barges	35	35	26
Towboats:
Less than 3,300 hp	1	—	—
	1,187	1,185	1,219
Magdalena River
Bulk Transportation Services:
Liquid tank barges	20	20	20
Towboats:
3,300 hp - 3,900 hp	1	1	1
Less than 3,300 hp(1)	2	2	2
	23	23	23
Parana-Paraguay Waterway
Bulk Transportation Services:
Dry-cargo barges	258	258	258
Towboats:
4,000 hp – 6,600 hp	11	11	11
3,300 hp - 3,900 hp	2	2	2
	271	271	271
	1,481	1,479	1,513
______________________
(1)Towboats and harbor boats have been upgraded and maintained to meet or exceed current industry standards.
U.S. Inland Waterways. Inland Services transports various commodities on the U.S. Inland Waterways in dry-cargo barges, primarily grain and grain by-products, fertilizer, steel products, containers and other dry bulk commodities. Grain cargoes primarily move south and originate in the major grain producing areas of the U.S. Industrial cargoes such as steel products including steel coils, fertilizer and general cargo typically move north. Generally, Inland Services attempts to coordinate the logistical match-up of northbound and southbound movements of cargo to minimize repositioning costs and optimize barge usage. In addition to its barge and towboat activities, Inland Services owns and operates high-speed multi-modal terminal facilities for both dry and liquid commodities and barge fleeting locations in various areas of the Inland Waterway System.
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

Seasonality
The volume of grain transported from the major grain producing areas of the U.S. for export through the U.S. Gulf of Mexico is greatest during the period from mid-August through March. This period is particularly significant to Inland Services because pricing for hauling freight tends to peak during these months in response to higher demand for transportation services. The severity of winter weather can also impact operations and contribute to volatility in revenues and expenses. Harsh winters typically force the upper Mississippi River to close and restrict barge traffic from mid-December to mid-March. Ice can also hinder the navigation of barge traffic on the mid-Mississippi River, the Illinois River, and the upper reaches of the Ohio River. Significant closures could negatively affect Inland Services' utilization, and therefore its results of operations.
The Magdalena River basin has two rainy and two dry seasons annually. The lowest river levels occur from mid-December to mid-February and can cause difficult navigational conditions within the mid and upper river regions, potentially reducing the utilization of Inland Services’ barges in this region during that period.
On the Parana-Paraguay Waterway, water levels are typically lower during December and January and can make navigation difficult on the northern portion of the river. During this time period, barge traffic is primarily focused on transporting grains from Paraguay to Argentina.
Customers and Contractual Arrangements
Bulk Transportation Services. The primary customers for bulk transportation services are major grain exporters, farm cooperatives, importers and distributors of industrial materials, fertilizer companies, trading companies, oil companies and industrial companies. Inland Services’ pooled dry-cargo barges are typically employed on a voyage basis at agreed rates for tons moved and with users having specified days for loading and discharging the cargo. In the trade, this is referred to as a contract of affreightment. If the user exceeds the specified number of days for loading and discharging the barges, the user pays demurrage (revenue to compensate for using the assets longer than allowed by contract). For longer term contracts of affreightment, base rates may be adjusted in response to changes in fuel prices and other operating expenses. Some term contracts provide for the transport of a minimum number of tons of cargo or specific transportation requirements for a particular customer. Inland Services may also lease out barges (“bareboat charter”) to competitors or cargo owners with all expenses being the responsibility of the lessee. Such leases are typically at a fixed rate per day and the duration may vary from short periods necessary for the lessee to perform a single voyage to multi-year charters. Inland Services’ inland river liquid tank barges and specialty barges are operated under term contracts ranging from one to five years.
Port & Infrastructure Services. The primary customers for port and infrastructure services are similar to those of bulk transportation services. Inland Services’ multi-modal terminals are marketed under contractual rates and terms driven by throughput volume. Inland Services' fleeting operations charge a day rate for holding barges in fleeting areas. Harbor boats pick up and drop off barges and assist in assembling tows that are moving up and down the river on line haul towboats. The service is provided for an agreed upon hourly charge. The harbor boats also perform shifting services, which include moving barges to and from the dock for loading and unloading. Typically, shifting is priced based on a fee per move. Inland Services’ fleeting operations also include cleaning, minor repairs to barges and line haul boat assists. Inland Services’ machine shop and shipyard repairs and upgrades towboats, repairs barges and other equipment and provides fabrication and dock repairs, which are charged either on an hourly basis or a fixed fee basis depending on the scope and nature of work.
Logistics Services. The primary customers for logistics services are shippers of raw materials, bulk and finished products. Over-the-road shipping costs, pollution and congestion of roadways are reduced by consolidating multiple containers onto a single barge for shipment. Inland Services also provides local drayage services. Inland Services’ logistics services are primarily marketed under contracted rates.
Managed Services. The primary customers for managed services are typically third-party asset owners.
In 2019, no single customer of Inland Services accounted for 10% or more of the Company's consolidated operating revenues. The ten largest customers of Inland Services accounted for approximately 61% of its operating revenues in 2019. The loss of one or more of its customers could have a material adverse effect on Inland Services’ results of operations.
Competitive Conditions
Bulk Transportation Services. The primary competitors for Inland Services’ bulk transportation services are other barge lines. Inland Services believes that 77% of the domestic dry-cargo hopper barge fleet is controlled by five companies. Railroads also compete for traffic that might otherwise move on the U.S. Inland Waterways.
Barriers to entry include complexity of operations, the difficulty of accumulating a sufficiently large asset base to cycle equipment efficiently, the challenge of hiring qualified personnel to oversee the complex logistics of exchanging equipment between fleets and long haul tows and executing timely placement for loading and discharging. In addition to these factors, Inland Services also benefits from long-term arrangements with key customers and SCF’s reputation for service.

Inland Services believes the primary barriers to effective competitive entry into the Magdalena River and Parana-Paraguay Waterway markets are similar to those in the U.S. In addition, there are local flag requirements for equipment and local content requirements for operation. The primary competitive factors among established operators are price, availability, reliability and suitability of equipment for the various cargoes moved.
Port & Infrastructure Services. The primary competitors for port and infrastructure services are other terminal and fleet operators. Location and access to inland waterways, rail and roads are Inland Services' primary competitive advantages over other service providers.
Logistics Services. The primary competitors for logistics services are trucking companies and other logistics companies that transport shipping containers and provide drayage services. Location of facilities, road access and the proximity to the inland waterways are Inland Services' primary competitive advantages over other logistics providers.
Managed Services. The primary competitors for managed services are other third-party asset managers.
Witt O’Brien’s
Business, Services and Markets
Witt O’Brien’s, LLC (“Witt O’Brien’s”) provides crisis and emergency management services for both the public and private sectors. These services strengthen clients’ resilience and assist their response to natural and man-made disasters in four core areas:
•Preparedness: planning, training, exercises and compliance services that enhance government and corporate disaster readiness.
•Response: on-site emergency management services that strengthen clients’ ability to manage a disaster, such as an oil spill, vessel incident or hurricane impact.
•Recovery: assisting qualifying clients to plan for, obtain and administer federal disaster recovery funds following major disasters.
•Mitigation: helping clients reduce the impact of future disasters on operations and communities and helping them rebuild stronger after disasters occur.
Witt O’Brien’s contributed 13%, 16% and 8% of the Company's consolidated operating revenues during the years ended December 31, 2019, 2018 and 2017, respectively.
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
In 2019, no single customer of Witt O'Brien's accounted for 10% or more of the Company's consolidated operating revenues. The ten largest customers of Witt O'Brien's accounted for approximately 82% of its operating revenues in 2019. The loss of one or more of its customers could have a material adverse effect on Witt O'Brien's results of operations.
Competitive Conditions
Each of the services that Witt O’Brien’s provides is offered by others with similar expertise and a roster of personnel with similar experience. Competitors primarily include large management consultant firms, engineering firms and smaller specialty consultant groups. The most important factors in obtaining work are technical credentials of personnel, availability, historical performance and pricing. As a result, there is significant competition for the opportunity of project-related services, activations or selections as the retained provider of services.
Other
The Company has other activities that primarily include:
Cleancor. CLEANCOR Energy Solutions LLC (“Cleancor”) designs, develops and maintains alternative energy and power solutions for end users looking to displace legacy petroleum-based fuels and adopt energy supplies that have a favorable environmental footprint. Cleancor provides liquefied natural gas (“LNG”) and compressed natural gas (“CNG”) fuel supply and logistics to commercial, industrial, agricultural and transportation customers and provides natural gas during pipeline supply interruptions due to planned maintenance or other curtailments.

Noncontrolling investments in various other businesses. These investments primarily include sales, storage, and maintenance support for general aviation in Asia and an agricultural commodity trading and logistics business that is primarily focused on the global origination, and trading and merchandising of sugar and other commodities, pairing producers and buyers and arranging for the transportation and logistics of the product.
Government Regulation
The Company’s ownership, operation, construction and staffing of vessels is subject to significant regulation under various international, federal, state and local laws and regulations, including international conventions and ship registry laws of the nations under which the Company’s vessels are flagged.
Regulatory Matters
Domestically registered vessels are subject to extensive governmental regulation and oversight, including by the United States Coast Guard (“USCG”), the Occupational Safety and Health Administration ("OSHA"), the National Transportation Safety Board (“NTSB”), the U.S. Customs and Border Protection (“CBP”), the U.S. Environmental Protection Agency (“EPA”) and the U.S. Maritime Administration, as well as in certain instances, applicable state and local laws. These agencies establish safety requirements and standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards.
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
Ocean Services and Inland Services operate vessels that are registered both in the United States and in a number of foreign jurisdictions. Vessels may be subject to the laws of the applicable jurisdiction as to ownership, registration, manning, environmental protection and safety. In addition, the Company’s vessels are subject to the requirements of a number of international conventions that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (“MARPOL”); (ii) the International Convention for the Safety of Life at Sea, 1974 and 1978 Protocols (“SOLAS”); and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”).
The Maritime Labour Convention, 2006 (the “MLC”) establishes comprehensive minimum requirements for working conditions of seafarers including, among other things, conditions of employment, hours of work and rest, grievance and complaints procedures, accommodations, recreational facilities, food and catering, health protection, medical care, welfare, and social security protection. The MLC defines the term "seafarer" to include all persons engaged in work on a vessel in addition to the vessel’s crew. As a result, the Company may be responsible for proving that customer and contractor personnel aboard its vessels have contracts of employment that comply with the MLC requirements. The Company could also be responsible for salaries and/or benefits of third parties that may board one of the Company’s vessels. The MLC requires certain vessels that engage in international trade to maintain a valid Maritime Labour Certificate issued by their flag administration. Although the United States is not a party to the MLC, U.S.-flag vessels operating internationally must comply with the MLC when calling on a port in a country that is a party to the MLC. The Company has developed and implemented a fleetwide action plan to comply with the MLC to the extent applicable to its vessels.
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
The Maritime Security Act of 1996 created the Maritime Security Program (the "MSP") and authorized annual payments, subject to annual Congressional appropriations, for privately-owned and militarily useful U.S.-flag vessel in exchange for commitments from the vessel owners to move U.S. military cargoes in the time of war or national emergency.

Congress amended the MSP to increase the number of U.S.-flag vessels eligible to participate from 47 to 60 vessels and to incrementally increase the level of authorized payments under the program. In December of 2019, Congress extended the MSP through fiscal year 2035 and increased the authorized level of MSP payments in specific increments from the current annual rate of $5.0 million per vessel, to $5.2 million per vessel beginning in fiscal year 2021 and to higher amounts in later years. The Company currently has six vessels enrolled in the MSP. These vessels are under contract with the U.S. government through fiscal year 2025 and the Company anticipates that all six of these contracts will be extended in the near future through fiscal year 2035. MSP payments are subject to annual appropriations by Congress. In the event that Congress does not fully fund the MSP, the Maritime Security Act permits MSP participants, including the Company, to re-flag their vessels under foreign registry under an expedited procedure.
The Company is required by various governmental and quasi-governmental agencies to obtain permits, licenses and certificates with respect to its vessels. The Company’s failure to maintain or comply with these authorizations could adversely impact its operations.
In addition to the USCG, the EPA, the U.S. Department of Transportation’s Office of Pipeline Safety, the Bureau of Ocean Energy Management, the Bureau of Safety and Environmental Enforcement, and certain individual states regulate vessels (and other structures) in accordance with the requirements of the Oil Pollution Act of 1990 (“OPA 90”) or under analogous state law. There is currently little uniformity among the regulations issued by these agencies and states, which increases the Company’s compliance costs and risk of non-compliance.
Although the Company faces risk when managing responses to third-party oil spills, a responder engaged in emergency and crisis activities has immunity from liability under federal law and all U.S. coastal state laws for any spills arising from its response efforts, except in the event of death or personal injury or as a result of its gross negligence or willful misconduct. The Company may also have derivative immunity when working under the orders of authorized federal officials.
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
The OPA 90 regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which imposes liability for discharges of hazardous substances, similar to OPA 90, and provides compensation for cleanup, removal and natural resource damages. Liability per vessel under CERCLA is limited to the greater of $300 per gross ton or $5.0 million, unless the incident is caused by gross negligence, willful misconduct, or a violation of certain regulations, in which case liability is unlimited.

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
The United States is not a party to the 1969 Convention or the 1992 Protocol and, as a result, OPA 90, CERCLA, CWA and other federal and state laws apply in the United States as discussed above. In other jurisdictions where the 1969 Convention has not been adopted, various legislative and regulatory schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention.
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
MARPOL also addresses air emissions, including emissions of sulfur and nitrous oxide (“NOx”), from vessels, including a requirement to use low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. As of January 1, 2020, vessels worldwide are required to use fuel with a sulfur content no greater than 0.5%, which is a reduction from the prior sulphur limit of 3.5%. As a result of this reduction, fuel costs for vessel operators could rise dramatically beginning in 2020, which could adversely affect the Company’s profitability or its results of operations. MARPOL also imposes NOx emissions standards on installed marine diesel engines of over 130 kW output power other than those used solely for emergency purposes irrespective of the tonnage of the vessel into which such an engine is installed. The actual NOx limit is determined by a variety of factors, including the vessel’s construction date, the rated speed of the vessel’s engine, and the area in which the vessel is operating.
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
Various international conventions and federal, state and local laws and regulations have been considered or implemented to address the environmental effects of emissions of greenhouse gases, such as carbon dioxide and methane. The U.S. Congress has considered, but not adopted, legislation designed to reduce emission of greenhouse gases. At United Nations climate change conferences over the past few decades, various countries have agreed to specific international accords or protocols to establish limitations on greenhouse gas emissions. In 2015, various countries adopted the Paris Agreement, which seeks to reduce greenhouse gas emissions in an effort to slow global warming. The United States signed the Paris Agreement in 2016, but has subsequently taken steps to withdraw from the agreement. The Paris Agreement does not specifically mention shipping.
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
•onboard installation of automatic information systems to enhance vessel-to-vessel and vessel-to-shore communications;
•onboard installation of ship security alert systems;
•the development of vessel and facility security plans;
•the implementation of a Transportation Worker Identification Credential program; and
•compliance with flag state security certification requirements.
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
Employees
As of December 31, 2019, the Company employed 2,309 individuals. In the United States, a total of 871 employees in Ocean Services and Inland Services are unionized under collective bargaining agreements that expire at varying times through August 31, 2022.
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
Difficult economic conditions, including those caused by natural disasters and other extraordinary events, could materially adversely affect the Company. The success of the Company’s business is both directly and indirectly dependent upon conditions in the global financial markets and economic conditions throughout the world that are outside its control and difficult to predict. Factors such as commodity prices, interest rates, availability of credit, inflation rates, availability and cost of labor, changes in laws (including laws relating to taxation), elimination or imposition of trade barriers and protective rules, currency exchange rates and controls, pandemic disease or other health crisis and national and international political circumstances (including wars, terrorist acts or security operations) can have a material negative impact on the Company’s business and investments, which could reduce its revenues and profitability. Uncertainty about global economic conditions may lead or require businesses to postpone capital spending in response to tighter credit and reductions in income or asset values and to cancel or renegotiate existing contracts because their access to capital is impeded. This would in turn affect the Company’s profitability or results of operations. These factors may also adversely affect the Company’s liquidity and financial condition and the liquidity and financial condition of the Company’s customers. Volatility in the conditions of the global economic markets can also affect the Company’s ability to raise capital at attractive prices. The Company’s ongoing exposure to credit risks on its accounts receivable balances are heightened during periods when economic conditions worsen. The Company has procedures that are designed to monitor and limit exposure to credit risk on its receivables; however, there can be no assurance that such procedures will effectively limit its credit risk and avoid losses that could have a material adverse effect on the Company’s financial position, results of operations and cash flows. Unstable economic conditions may also increase the volatility of the Company’s stock price.
In addition, public health threats, such as the coronavirus, influenza and other highly communicable diseases or viruses, outbreaks of which have from time-to-time occurred in various parts of the world in which the Company or its vendors, including its shipbuilders, operate could adversely impact the Company's business, results of operations, financial condition and delivery schedule of new equipment. For instance, the Company has contracted with a company located in China for the construction of new rail ferry vessels. As a result of the recent outbreak of the 2019 novel coronavirus (COVID-19) in Wuhan, Hubei Province, China and subsequent appearance of the disease in other parts of the world, many Chinese companies, including the company contracted to build the rail ferry vessels have suspended operations, which could affect the delivery schedule for these vessels and other equipment.
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
Recent world events have increased the risks posed by international trade wars, tariffs, and sanctions. The United States has imposed tariffs on a list of products imported from China and other countries and, such countries have in turn announced tariffs on products exported to them from the United States. Although there is uncertainty as to the duration of the proposed tariffs and the products and materials that ultimately will be covered by future tariffs, the tariffs have and may continue to increase the costs of certain raw materials and have led, and may continue to lead, to retaliatory tariffs on U.S. goods, which in turn could reduce the volume of commodities moving from or to the U.S. and thus the demand for the services provided by Ocean Services and Inland Services, negatively impacting their results. For example, tariffs have reduced the overseas demand for U.S. grains. Such tariffs could also cause a permanent loss of market position for U.S. agricultural products due to competitors having added capacity. Although the United States and China recently announced a trade agreement, the agreement leaves many tariffs intact and many points open for negotiation and interpretation. As such, trade tensions with China and other countries could continue to create uncertainty for the marine transportation industry.
There are risks associated with the Company’s debt structure. As of December 31, 2019, the Company had $314.5 million of consolidated indebtedness. The Company’s ability to meet its debt service obligations, comply with its financial and restrictive covenants under its debt instruments and refinance its indebtedness is dependent upon its ability to generate cash in the future from operations, financings or asset sales, and its ability to access the capital markets, each of which are subject to general economic conditions, industry cycles, seasonality and financial, business and other factors, many of which are beyond its control. The Company’s debt levels and the terms of its indebtedness may limit its liquidity and flexibility in obtaining additional financing and pursuing other business opportunities. If the Company is unable to repay or refinance its debt as it becomes due, it may be forced to sell assets or take other disadvantageous actions, including undertaking alternative financing plans, which may have onerous terms or may be unavailable, reducing financing in the future for working capital, capital expenditures and general corporate purposes or dedicating an unsustainable level of its cash flow from operations to the payment of principal and interest on its indebtedness. In addition, the failure of the Company to comply with the financial or restrictive covenants contained in its debt instruments could result in an event of default, which, if not cured or waived could accelerate the Company's debt repayment obligations.
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
Activity outside the United States involves additional risks, including the possibility of:
•embargoes or restrictive actions by the United States and/or foreign governments that could limit the Company’s ability to provide services in foreign countries or cause retaliatory actions by such governments;
•a change in, or the imposition of, withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;
•limitations on the repatriation of earnings or currency exchange controls and import/export quotas;
•unwaivable, burdensome local cabotage and local ownership laws and requirements;
•nationalization, expropriation, asset seizure, blockades and blacklisting;
•limitations in the availability, amount or terms of insurance coverage;
•loss of contract rights and inability to enforce contracts;
•longer payment cycles and problems collecting accounts receivable;
•political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist acts, piracy, and kidnapping;
•fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for the Company’s services and its profitability;

•potential noncompliance with a wide variety of laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), and similar non-U.S. laws and regulations, including the U.K. Bribery Act 2010;
•labor strikes;
•import or export quotas and other forms of public and government regulation;
•changes in general economic and political conditions; and
•difficulty in staffing and managing widespread operations.
The decision of the United Kingdom to exit from the European Union (generally referred to as “BREXIT”) could cause disruptions to and create uncertainty surrounding the Company’s business. The effects of BREXIT will depend on several factors, including any agreements the United Kingdom makes to retain access to European Union and other markets. The measures could lead to legal uncertainty and potentially divergent national laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate, including those governing maritime, labor, environmental, competition and other matters applicable to the provision of the Company’s services. The impact on the Company’s business of any treaties, laws and regulations with and in the U.K. that replace the existing E.U. counterparts cannot be predicted. BREXIT also may create global economic uncertainty, which may cause the Company’s customers and potential customers to monitor their costs and reduce their budgets for the Company’s services. Any of these effects, and others the Company cannot anticipate, could materially adversely affect its business, financial position, results of operations and cash flows.
The Company may undertake one or more significant corporate transactions that may not achieve their intended results, produce less than expected returns, may be dilutive to existing businesses, may adversely affect the Company’s financial condition and its results of operations, and may result in additional risks to its businesses. The Company continuously evaluates the acquisition and disposition of operating businesses and assets and may in the future undertake significant transactions. Any such transaction could be material to the Company’s business and could take any number of forms, including mergers, joint ventures, investments in new lines of business and the purchase of equity interests or assets. The form of consideration associated with such transactions may include, among other things, cash, common stock, equity interests or loans payable to the Company and its affiliates by the purchaser. The Company also regularly evaluates the merits of disposing its operating businesses and assets, in whole or in part, which could take the form of asset sales, mergers or sales of equity interests in its subsidiaries (privately or through a public offering), or the spin-off of equity interests of the Company’s subsidiaries to its stockholders. For instance, in 2017, the Company spun-off its offshore marine services business, SEACOR Marine, to its stockholders and sold its 70% interest in ICP, the company that operated SEACOR’s Illinois Corn Processing business segment. In connection with significant corporate transactions, the Company may agree to indemnify other parties to such transactions, which may subject the Company to significant liability. For example, pursuant to the ICP merger agreement, the Company agreed to indemnify the purchaser of its interests in ICP against certain losses.
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

If there is a determination that the SMHI Spin-Off was taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the tax opinion are incorrect or for any other reason, then the Company and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. The SMHI Spin-Off was conditioned upon the Company’s receipt of an opinion of Milbank, Tweed, Hadley & McCloy LLP, counsel to the Company, substantially to the effect that the separation qualified as a transaction that is described in Section 355 of the Code. The opinion relied on certain facts, assumptions, representations and undertakings from the Company and SEACOR Marine regarding the past and future conduct of each of the company’s respective businesses and other matters. If any of these facts, assumptions, representations or undertakings were incorrect, the Company and its stockholders may not be able to rely on the opinion of counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of counsel, the IRS could determine on audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the stock ownership of the Company or SEACOR Marine after the separation. If the separation is determined to be taxable, the Company and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.
Prior to the SMHI Spin-Off, the Company and SEACOR Marine entered into a tax matters agreement (the “SMHI Tax Matters Agreement”) that governs the parties’ respective rights, responsibilities and obligations with respect to taxes, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters. Taxes relating to or arising out of the failure of the separation to qualify as a tax-free transaction for U.S. federal income tax purposes are the responsibility of the Company, except, in general, if such failure is attributable to SEACOR Marine’s actions or inactions.
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
The Company’s financial position, results of operations and cash flows may also be affected by the cost of hedging activities that the Company undertakes. The Company holds a portion of its net assets in cash equivalents, short-term investments and marketable securities. Such investments subject the Company to risks generally inherent in the capital markets. Volatility in the financial markets and overall economic uncertainty also increase the risk that the actual amounts realized in the future on the Company’s marketable securities could differ significantly from the fair values currently assigned to them. In addition, rising interest rates could increase the Company’s cost of capital, which may have an adverse impact on the Company’s financial position, results of operations and cash flows.
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
The Company’s ability to access capital markets could be limited. From time to time, the Company may need to access the capital markets to obtain long-term and short-term financing. However, the Company’s ability to access the capital markets for long-term financing could be limited by among other things, its existing capital structure, its credit ratings demand for its services. In addition, volatility and weakness in capital markets may adversely affect the Company’s credit availability and related financing costs. Capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, the Company’s ability to obtain new credit or refinance obligations as they become due, on acceptable terms, if at all, could be adversely affected.

In addition, the trading markets for the Company's securities rely in part on the research and reports that industry or financial analysts publish about the Company and the marine transportation industry. If one or more analysts downgrade or provide negative outlook on the Company's securities or the marine transportation industry or the securities of any of the Company's competitors, or publish inaccurate or unfavorable research about the Company's business, the price of the Company's securities could decline. If one or more of these analysts ceases coverage of the Company's business or fails to publish reports on the Company regularly, the Company could lose visibility in the market, which in turn could cause the price or trading volume of its securities to decline.
There can be no assurance that such markets will be a reliable source of financing for the Company, which may adversely affect the Company’s business and its ability to service its debts.
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
The Company could incur liability in connection with certain obligations relating to the Deepwater Horizon incident. In connection with the Deepwater Horizon/BP Macondo Well Incident, BP Exploration & Production, Inc. and BP America Production Company (collectively, the “responsible party”) engaged the services of ORM and NRC. ORM and NRC were subsequently made defendants in litigation arising from the Deepwater Horizon/BP Macondo Well Incident. In connection with claims relating to clean-up operations following the Deepwater Horizon/BP Macondo Well Incident, the responsible party acknowledged and agreed to indemnify and defend ORM and NRC pursuant and subject to certain contractual agreements and potential limitations. No assurance can be given that the responsible party will honor its obligation to indemnify the Company under these arrangements. If the responsible party were to fail to honor its obligations, the Company may be faced with significant monetary payments that could materially and adversely affect the Company’s financial position, results of operations and cash flows. See the immediately following risk factor and “Item 3. Legal Proceedings.”
Negative publicity may adversely impact the Company. Media coverage and public statements that insinuate improper actions by the Company or senior executives, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Similar events impacting other vessel operators could indirectly harm the Company by causing substantial adverse publicity affecting the marine transportation industry in general. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs, impede hiring and divert resources. Negative publicity may have an adverse impact on the Company’s reputation and the morale of its employees, which could adversely affect the Company’s financial position, results of operations or cash flows.
Ocean Services, Inland Services and Witt O’Brien’s rely on several customers and marketing agreements for a significant share of their revenues, the loss of any of which could adversely affect each of their businesses and operating results. As of December 31, 2019, one Ocean Services customer accounted for 10% of the Company’s consolidated operating revenues. The portion of Ocean Services, Inland Services and Witt O’Brien’s revenues attributable to any single customer may change over time, depending on the level of relevant activity by any such customer, the segment’s ability to meet the customer’s needs and other factors, many of which are beyond the Company’s control. The loss by any segment of business from a significant customer could have a material adverse effect on such segment’s or the Company’s business, financial condition, results of operations and cash flows. Further, to the extent any of the Company’s customers experience an extended period of operating difficulty, the Company’s revenues, results of operations and cash flows could be materially adversely effected.
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
An increase in the supply of vessels, barges or equipment the Company operates could have an adverse impact on the rates earned by the Company’s vessels, barges and equipment. The Company’s industry is highly competitive, with vessel oversupply and intense price competition. Expansion of the supply of vessels, barges and equipment would further increase competition in the markets in which the Company operates. The refurbishment of disused or “mothballed” vessels and barges, conversion of vessels from other uses or construction of new vessels, barges and equipment could all add vessel, barge and equipment capacity to current worldwide levels. A significant increase in vessel, barge and equipment capacity could lower rates and result in lower operating revenues.
The Company may not be able to renew or replace expiring contracts for its vessels. The Company’s ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, for the use of its vessels will depend on various factors, including market conditions and the specific needs of the Company’s customers. Given the highly competitive and historically cyclical nature of the Company’s industry, the Company may not be able to renew or replace the contracts or may be required to renew or replace expiring contracts or obtain new contracts at rates that are below, and potentially substantially below, existing rates, or that have terms that are less favorable to the Company than its existing contracts. In addition, newer, more technologically advanced vessels may be more desirable, and the presence of those vessels in our fleets and those of our competitors may decrease the demand for other vessels in our fleet and decrease the resale value of those other vessels. This could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
Maintaining the Company’s current fleet size and configuration and acquiring vessels required for additional future growth require significant capital. Expenditures required for the repair, certification and maintenance of a vessel typically increase with vessel age. These expenditures may increase to a level at which they are not economically justifiable and, therefore, to maintain the Company’s current fleet size, it may seek to construct or acquire additional vessels. Also, customers may prefer modern vessels over older vessels, especially in weaker markets and some potential customers may not be willing to use vessels older than a specified age, even if the vessel has been subsequently rebuilt. The cost of adding a new vessel to the Company’s fleet can be substantial. The Company can give no assurance that it will have sufficient capital resources to build or acquire the vessels required to expand or to maintain its current fleet size and vessel configuration.
The Company leases certain of the vessels it operates. Certain vessels operated by the Company are leased from third parties. The Company is exposed to the risk that the vessel owner may be unwilling or unable to continue to renew the leasing arrangement in the future on terms favorable to the Company or at all. If any such leases are terminated, the Company's ability to provide services to its customers could be adversely impacted.
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
Repeal, substantial amendment or waiver of provisions of the Jones Act could significantly adversely affect the Company by, among other things, resulting in additional competition from competitors with lower operating costs, because of their ability to use vessels built in lower-cost foreign shipyards, owned and manned by foreign nationals with promotional foreign tax incentives and with lower wages and benefits than U.S. citizens. In addition, the Company’s advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services,or other prevailing trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of maritime cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels. Such a change could significantly increase competition in the U.S. coastwise trade, which would likely have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
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
The Company’s U.S-flag vessels are subject to requisition for ownership or use by the United States in case of national emergency or national defense need and certain of the Company’s vessels participate in the MSP. The Merchant Marine Act of 1936 provides that, during a national emergency declared by Presidential proclamation or a period for which the President has proclaimed that the security of the national defense makes it advisable, the Secretary of Transportation may requisition the ownership or use of any vessel owned by U.S. citizens (which includes the Company) and any vessel under construction in the United States. If any of the Company’s vessels were purchased or chartered by the federal government under this law, the Company would be entitled to just compensation, which is generally the fair market value of the vessel in the case of a purchase or, in the case of a charter, the fair market value of charter hire, but the Company would not be entitled to compensation for any consequential damages it may suffer. In addition, the Company operates vessels that participate in the MSP, which ensures that militarily useful U.S.-flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. The purchase, charter or use for an extended period of time by the federal government of one or more of the Company’s vessels under these laws or programs could have a material adverse effect on its business, financial position, results of operations and cash flows.
Ocean Services' participation in the MSP subjects the Company to certain financial risks. As noted in "Item 1. Government Regulation - Regulatory Matters" on this report, the Company currently receives an annual fee per vessel for participating in the MSP. These payments are subject to annual appropriations by the U.S. Congress. Although Congress has fully funded this program since its inception in 1996, there is no guarantee that it will continue to do so in the future. Moreover, supplemental revenues earned under this program for carrying U.S. governmental cargoes are volatile and depend substantially on the level of U.S. military and other government-impelled cargoes.
The Company is subject to hazards customary for the operation of vessels that could disrupt operations and expose the Company to liability. The operation of petroleum and chemical carriers, short-sea container, Roll On/Roll Off vessels, Pure Car/Truck Carriers, bulk carriers, towboats, tugs and barges is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure and collision. For instance, the Company’s operations in the U.S. Gulf of Mexico, Atlantic Ocean and Caribbean Sea may be adversely affected by weather, including severe hurricanes and tropical storms, which have adversely affected the Company in the past. Tropical storms and hurricanes may limit the Company’s ability to operate its vessels in the proximity of storms, reduce development and production activity, result in the Company incurring additional expenses to secure equipment and facilities or require the Company to evacuate its vessels, personnel and equipment out of the path of a storm. Additional risks to vessels include adverse sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company’s personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages, including loss of revenues from or termination of charter contracts, higher insurance rates, increased operating costs, increased governmental regulation and reporting and damage to the Company’s reputation and customer relationships. Any such events would likely result in negative publicity for the Company and adversely affect its safety record, which would likely affect demand for the Company’s services. In addition, the affected vessels could be removed from service and would then not be available to generate revenues.
The Company is subject to complex laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business. Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the manning, construction and operation of vessels significantly affect the Company’s operations. Many aspects of the marine industry are subject to extensive governmental regulation and oversight, including by the USCG, OSHA, NTSB, CBP, EPA, IMO, the U.S. Department of Homeland Security and the U.S. Maritime Administration, state environmental protection agencies for those jurisdictions in which the Company operates, and to regulation by states, port authorities and classification societies (such as the American Bureau of Shipping). The Company is also subject to regulation under international treaties, such as SOLAS, MARPOL, and the STCW. These agencies, organizations, regulations and treaties establish safety requirements and standards and are authorized to investigate vessels and accidents and to recommend improved safety standards. The CBP and USCG are authorized to inspect vessels at will. The Company has and will continue to spend significant funds to comply with these regulations and treaties. Failure to comply with these regulations and treaties may cause the Company to incur significant liabilities or restrictions on its operations, any of which could have a material adverse effect on its financial position, results of operations and cash flows.
The Company’s business and operations are also subject to federal, state, local and international laws and regulations relating to environmental protection and occupational safety and health, including laws that that govern the discharge of oil and pollutants into waters restricted thereunder. Violations of these laws and regulations may result in civil and criminal penalties, fines, injunctions, or other sanctions, or the suspension or termination of the Company’s operations. Compliance with such laws and regulations frequently requires installation of costly equipment, increased staffing, increased fuel costs, specific training, or operational changes, and the phase-out of certain vessels. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject the Company to liability without regard to whether it was negligent or at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the removal costs and damages resulting from the discharge of oil within the navigable waters of the United States and the EEZ around the United States. In addition, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource and other damages under other federal and state laws and civil actions. Liability for a catastrophic spill could exceed the Company’s available insurance coverage and result in it having to liquidate assets to pay claims. These laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, including charterers. Because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ongoing cost of complying with these laws and regulations. Moreover, the lack of uniformity of environmental regulations imposed by different agencies increases the Company's compliance costs and risk of non-compliance.
In recent years, governments and supranational groups have regulated vessel fuel and air emissions, including requirements to use low sulfur fuels, which have increased the Company's operating costs. Other new environmental or emissions control laws or regulations may similarly require an increase in the Company's operating costs and/or in the Company's capital spending for additional equipment or personnel to comply with such requirements and could also result in a reduction in revenues due to downtime required for the installation of such equipment.
The Company cannot be certain that existing laws, regulations or standards, as interpreted now or in the future, or future laws, regulations and standards will not have a material adverse effect on its business, financial position, results of operations and cash flows. Regulation of the shipping industry will likely continue to become more stringent and more expensive for the Company. In addition, a serious marine incident that results in significant oil pollution could result in additional regulation and lead to strict governmental enforcement or other legal challenges. The variability and uncertainty of current and future shipping regulations could hamper the ability of the Company and its customers to plan for the future or establish long-term strategies. Additional environmental and other requirements, as well as more stringent enforcement policies, may be adopted that could limit the Company’s ability to operate, require the Company to incur substantial additional costs or otherwise have a material adverse effect on the Company’s business, results of operations or financial condition. For more information, see “Item 1. Government Regulation - Environmental Compliance.”

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
In addition, governments and supranational groups around the world have, in recent years, placed increasing attention on matters affecting the environment and this could lead to new laws or regulations pertaining to climate change, carbon emissions or energy use that in turn could result in a reduction in demand for hydrocarbon-based fuel. A number of countries and organizations have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures or international treaties may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy and could include specific restrictions on shipping emissions. In 2015, various countries adopted the Paris Agreement, which seeks to reduce greenhouse gas emissions in an effort to slow global warming. The United States signed the Paris Agreement in 2016 but has subsequently taken steps to withdraw from the agreement. The Paris Agreement does not specifically mention shipping.
Governments could also pass laws or regulations encouraging or mandating the use of alternative energy sources such as wind power and solar energy. These requirements could reduce demand for traditional energy commodities and therefore impact services provided by the Company. In recent years, governments and supranational groups have regulated vessel fuel and air emissions, including requirements to use low sulfur fuels, which have increased the Company's operating costs. Other new environmental or emissions control laws or regulations may similarly require an increase in the Company’s operating costs and/or in the Company’s capital spending for additional equipment or personnel to comply with such requirements and could also result in a reduction in revenues due to downtime required for the installation of such equipment. Such initiatives could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
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
Inland Services’ results of operations could be adversely affected by the decline in U.S. grain exports. Inland Services’ business is significantly affected by the volume of grain exports handled through ports in the U.S. Gulf of Mexico. Grain exports can vary due to a number of factors including crop harvest yield levels in the United States and abroad, the demand for grain in the United States and international trade wars. A shortage of available grain overseas can increase demand for U.S. grain. Conversely, an abundance of grain overseas, or international tariffs on U.S. grain, can decrease demand for U.S. grain. For example, the deteriorating trade relationship between the U.S. and China has caused decreased demand for U.S. grain overseas. A decline in exports could result in excess barge capacity, which would likely lower freight rates earned by Inland Services.
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
The Company’s insurance coverage may be inadequate to protect it from the liabilities that could arise in its businesses. Although the Company maintains insurance coverage against the risks related to its businesses, risks may arise for which the Company is not insured. Claims covered by insurance are subject to deductibles, the aggregate amount of which could be material and may be subject to caps on insurance payments. Insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. There also can be no assurance that existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. If a loss occurs that is partially or completely uninsured, the Company could be exposed to substantial liability. Further, to the extent the proceeds from insurance are not sufficient to repair or replace a damaged asset, the Company would be required to expend funds to supplement the insurance and in certain circumstances may decide that such expenditures are not justified, which, in either case, could adversely affect its liquidity and ability to grow.
The Company’s inability to attract and retain qualified personnel and crew its vessels could have an adverse effect on its business and is also dependent on unionized employees. Attracting and retaining skilled personnel across all of the Company’s business segments is an important factor in its future success. In addition, the success of the Company is dependent upon its ability to crew its vessels. The market for qualified personnel is highly competitive and the Company cannot be certain that it will be successful in attracting and retaining qualified personnel and crewing its vessels in the future. Approximately 850 of the Company’s employees, out of a total of approximately 2,300 employees as of December 31, 2019, are covered by collective bargaining agreements with unions. The Company could be adversely affected if it is unable to successfully negotiate and maintain collective bargaining agreements with these unionized employees.
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
The failure to successfully complete construction or conversion of the Company’s vessels, repairs, maintenance or routine dry-dockings on schedule and on budget could adversely affect the Company’s financial position, results of operations and cash flows. From time to time, the Company may have a number of vessels under conversion and may plan to construct or convert other vessels in response to current and future market conditions. The Company also routinely engages shipyards to dry-dock vessels for regulatory compliance and to provide repair and maintenance services. Construction and conversion projects and dry-dockings are subject to risks of delay and cost overruns, resulting from shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. A significant delay in either construction or dry-dockings could have a material adverse effect on contract commitments and revenues with respect to vessels under construction, conversion or undergoing dry-dockings. Significant cost overruns or delays for vessels under construction, conversion or retrofit could also adversely affect the Company’s financial position, results of operations and cash flows.

The Company may face unexpected dry-dock costs for its vessels. Vessels must be dry-docked periodically for inspection and maintenance, and in the event of accidents or other unforseen damage. The cost of repairs and renewals required at each dry-dock are difficult to predict with certainty, can be susbtantial and the Company's insurance may not cover these costs. Vessels in dry-dock will generally not generate any income. Large dry-docking expenses could adversely affect the Company’s results of operations and cash flows. In addition, the time when a vessel is out of service for maintenance is determined by a number of factors including regulatory deadlines, market conditions, shipyard availability and customer requirements. Large dry-docking expenses and longer than anticipated off-hire time could adversely affect the Company’s business, financial condition, results of operations and cash flows.
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
The Company’s business and stock price may be materially adversely affected if its internal control over financial reporting is not effective. Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, the Company is required to document and test its internal control over financial reporting; management is required to assess and issue a report concerning the Company's internal control over financial reporting; and the Company's independent registered certified public accounting firm is required to attest on the effectiveness of the Company’s internal control over financial reporting. In the past, the Company has identified material weaknesses in its internal control over financial reporting. While all such identified material weaknesses have been remediated, there can be no assurance that the Company will not identify material weaknesses in its internal control in the future. Moreover, the Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. The existence of a material weakness could result in errors in the Company’s financial statements that could result in a restatement of financial statements, which could cause the Company to fail to meet its reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of the Company’s securities.
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
If the Company’s information technology systems suffer severe damage, disruption or shutdown, and its business continuity plans do not effectively resolve the issues in a timely manner, the Company’s operations could be disrupted and its business could be negatively affected. In addition, cyber-attacks could lead to potential unauthorized disclosure of confidential information, data loss or data corruption impacting proprietary data of the Company or its customers. The recent passage of strict data protection laws by the European Union and other governmental bodies has increased the risk of penalties for data protection violations. There is no assurance that the Company will not experience these service interruptions or cyber-attacks in the future. Recent action by the IMO’s Maritime Safety Committee and United States agencies indicate that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. The Company is unable to predict the impact of such regulations at this time. Further, as the threat of cyber-attacks continues to grow, the Company may be required to expend additional resources to continue to modify or enhance its protective measures or to investigate and remediate any vulnerabilities to cyber-attacks.
Significant exercises of stock options or conversion of convertible debt could adversely affect the market price of the Company’s Common Stock. As of December 31, 2019, the Company had 20,176,168 shares of Common Stock issued and outstanding; however, the total number of shares of the Company’s Common Stock issued and outstanding does not include shares reserved for issuance under the Company’s stock plans, including upon the exercise of options issued under such plans, or shares issuable upon the conversion of the Company’s convertible debt. The exercise of outstanding options, the issuance of shares reserved for issuance under the Company’s Stock Plans and the conversion of convertible debt instruments could adversely affect the price of the Company’s Common Stock, will reduce the percentage of Common Stock held by the Company’s current stockholders and may cause its current stockholders to suffer significant dilution, which may adversely affect the market for the Company’s Common Stock.
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
As of mid-January 2020, BP has tendered approximately 2,380 claims pursuant to the Medical Settlement’s BELO provision for indemnity to ORM and approximately 230 of such claims to NRC. Recently, approximately 450 of the claims that were tendered by BP to ORM and approximately 35 of the claims tendered to NRC have been dismissed with prejudice. ORM and NRC have rejected all of BP’s indemnity demands relating to the Medical Settlement’s BELO provision and on February 14, 2019 commenced a legal action against BPXP and BP America with respect to same. That action, captioned O’Brien’s Response Management, L.L.C. et al. v. BP Exploration & Production Inc. et al., Case No. 2:19-CV-01418-CJB-JCW (E.D. La.) (the “Declaratory Judgment Action”), seeks declaratory relief that neither ORM nor NRC have any indemnity obligation to BP with respect to the exposure-based claims expressly contemplated by the Medical Settlement’s BELO provision, nor any contribution, in light of BP’s own actions and conduct over the past nine years (including its complete failure to even seek indemnity) and the resultant prejudice to ORM and NRC; that any indemnity or contribution rights BP may have once had with respect to these personal injury and exposure claims were extinguished once the Medical Settlement was approved by the MDL Court in 2013; and that the immunity already afforded to ORM and NRC via the B3 Dismissal Order and the Remaining Eleven Plaintiffs’ Dismissal Order operates to bar any indemnity or contribution claims against them by BP. BP subsequently proceeded to begin tendering personal injury claims to ORM and NRC that are being pursued by plaintiffs who opted out of the Medical Settlement and who are thus proceeding with their “B3” claims in their ordinary course (as opposed to pursuant to the Medical Settlement’s BELO provision). ORM and NRC also rejected these demands, and amended its Declaratory Judgment Action on December 11, 2019 to cover BP’s indemnity demands for these opt out claims as well.
On October 16, 2019, BP asserted four amended counterclaims against ORM and NRC, as well as two claims against ORM’s insurer (Navigators). Those amended counterclaims are breach of contract against ORM for failing to indemnify BP or name BP as an additional insured on the Navigators policy, declaratory judgment that NRC must indemnify BP under certain circumstances, and unjust enrichment against ORM and NRC. ORM and NRC moved to dismiss the last three of those counterclaims. That motion to dismiss was fully briefed as of January 10, 2020, and remains pending. The Court also ordered the parties to file simultaneous judgment on the pleadings briefs by February 14, 2020, and any oppositions by March 16, 2020.
Generally, the Company, ORM, and NRC believe that BP’s indemnity demands with respect to any “B3” claims, including those involving Medical Settlement class members invoking BELO rights and those involving Medical Settlement opt-out Plaintiffs, are untimely and improper, and intend to vigorously defend their interests. Moreover, ORM has contractual indemnity coverage for the above-referenced claims through its separate agreements with sub-contractors that worked for ORM during the DWH Response and has preserved their rights in that regard while the Declaratory Judgment Action is pending. Overall, however, the Company believes that both of BP’s settlements have reduced the potential exposure in connection with the various cases relating to the DWH Response. The Company is unable to estimate the potential exposure, if any, resulting from these claims, but does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT EXECUTIVE OFFICERS OF THE REGISTRANT
Officers of SEACOR serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of SEACOR as of December 31, 2019 were as follows:

Name	Age	Position
Charles Fabrikant	75	Executive Chairman of the Board, President and Chief Executive Officer, and a director of SEACOR and several of its subsidiaries. Effective February 23, 2015, Mr. Fabrikant was appointed President and Chief Executive Officer a position he had resigned from in September 2010 when he was designated Executive Chairman of the Board. Mr. Fabrikant is a director of Diamond Offshore Drilling, Inc., a contract oil and gas driller, Hawker Pacific Airservices, Limited, an aviation sales product support company, Era Group Inc., a helicopter leasing company and SEACOR Marine. In addition, he is President of Fabrikant International Corporation, a privately owned corporation engaged in marine investments. Fabrikant International Corporation may be deemed an affiliate of SEACOR.
Bruce Weins	51	Senior Vice President and Chief Financial Officer of SEACOR since June 1, 2017. From February 2015 to June 1, 2017, Mr. Weins was Senior Vice President and Chief Accounting Officer of SEACOR. From July 2005 to February 2015, Mr. Weins was Corporate Controller of SEACOR. Mr. Weins served as Controller of Seabulk International, Inc. (“Seabulk”) from January 2005 to July 2005 when it merged with SEACOR. Prior to joining Seabulk, Mr. Weins was an audit senior manager with Deloitte & Touche LLP, where he was employed from September 1995 to December 2004. In addition, Mr. Weins is an officer and director of certain SEACOR subsidiaries.
Eric Fabrikant	39	Chief Operating Officer of SEACOR since February 23, 2015. From May 2009 through February 2015, Mr. Fabrikant was a Vice President of SEACOR. From 2004 through May 2009, Mr. Fabrikant held various positions at Nabors Industries. In addition, Mr. Fabrikant is an officer and director of certain SEACOR subsidiaries.
Bill Long	53	Executive Vice President, Chief Legal Officer and Corporate Secretary of SEACOR since April 2016. From August 2015 to April 2016, Mr. Long served as Senior Vice President, General Counsel and Secretary of GulfMark Offshore, Inc. Mr. Long was employed by Diamond Offshore Drilling, Inc, from March 1997 through June 2014, last holding the position of Senior Vice President, General Counsel and Secretary from October 2006 until June 2014.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for the Company’s Common Stock
SEACOR’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “CKH.” The closing share price on the NYSE on February 25, 2020 was $39.14 As of February 25, 2020, there were 193 holders of record of Common Stock.
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

Performance Graph
Set forth in the graph below is a comparison of the cumulative total return that a hypothetical investor would have earned assuming the investment of $100 over the five-year period commencing on December 31, 2014 in (i) the Common Stock of the Company, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) Peer Issuers. The information set forth in the graph below shall be considered “furnished” but not “filed” for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934.

180
160
140
120
100
80
60
Index Value
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Period Ending
Company
S&P 500
Peer Issuers

	Total Return Since December 31,(1)
	2014	2015	2016	2017	2018	2019
Company	100	71	97	100	80	94
S&P 500	100	101	113	138	132	174
Peer Issuers(2)	100	77	84	82	77	106
_____________________
(1)Assumes the reinvestment of dividends.
(2)The Peer Issuers group is comprised of publicly-traded firms participating in the U.S. Jones Act Marine Transportation and Project Markets. Such firms were selected on an industry and line-of-business basis. The Peer Issuers data is calculated as a simple average percentage in share prices and includes the following companies: SEACOR Holdings Inc., Kirby Corporation, Overseas Shipholding Group, Inc., Matson Inc. and Great Lakes Dredge & Dock Corporation.

Issuer Repurchases of Equity Securities
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes (collectively the "Securities") through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.
During the year ended December 31, 2019, the Company acquired 3,912 shares of Common Stock for treasury under the Securities repurchase plan and acquired no shares during the years ended December 31, 2018 and 2017. As of December 31, 2019, SEACOR had remaining authorization for Securities repurchases of $129.9 million.
During the years ended December 31, 2019 and 2017, the Company acquired for treasury 8,338 and 212,659 shares of Common Stock, respectively, for aggregate purchase prices of $0.4 million and $12.3 million, respectively, from its employees to cover their tax withholding obligations related to share award transactions. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors.
The following table provides information with respect to purchases by the Company of shares of its Common Stock during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)
10/01/19 – 10/31/19	—	$—	—	$129,925,243
11/01/19 – 11/30/19	—	$—	—	$129,925,243
12/01/19 – 12/31/19	—	$—	—	$129,925,243
______________________
(1)During the three months ended December 31, 2019, the Company purchased $1.8 million in principal amount of its 3.0% Convertible Senior Notes thereby reducing the purchase authority under the plan. On December 23, 2019, the Company executed an agreement to purchase the 3.0% Convertible Senior Notes in compliance with the requirements of Rule 10b5-1(c)(1)(i) and 10b-18 for the period from January 2, 2020 through January 25, 2020. Subsequent to December 31, 2019, the Company purchased $2.2 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $2.2 million.

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
Operating Revenues: (1)			As Adjusted	As Adjusted	As Adjusted
Ocean Services	$423,288	$414,844	$352,876	$229,643	$227,142
Inland Services	267,334	285,688	248,452	251,241	340,348
Witt O’Brien’s	101,783	131,709	49,156	42,916	49,984
Other	7,681	3,589	464	482	14,506
Eliminations and Corporate	(120)	(80)	(101)	(119)	(127)
	$799,966	$835,750	$650,847	$524,163	$631,853
Operating Income (Loss)	$45,155	$85,999	$50,483	$(9,700)	$43,289
Other Income (Expenses):
Net interest expense	$(11,762)	$(22,953)	$(32,983)	$(24,163)	$(19,885)
Other (2)	15,704	28,643	17,705	(58,373)	(25,155)
	$3,942	$5,690	$(15,278)	$(82,536)	$(45,040)
Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing operations	$26,774	$58,148	$82,849	$(94,091)	$(53,839)
Discontinued operations	—	—	(21,206)	(121,806)	(14,943)
	$26,774	$58,148	$61,643	$(215,897)	$(68,782)
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$1.41	$3.22	$4.77	$(5.56)	$(3.09)
Discontinued operations	—	—	(1.22)	(7.20)	(0.85)
	$1.41	$3.22	$3.55	$(12.76)	$(3.94)
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing operations	$1.38	$3.04	$4.24	$(5.56)	$(3.09)
Discontinued operations	—	—	(0.93)	(7.20)	(0.85)
	$1.38	$3.04	$3.31	$(12.76)	$(3.94)
Statement of Cash Flows Data – provided by (used in):
Operating activities:
Continuing operations	$119,273	$49,428	$107,575	$39,806	$131,812
Discontinued operations	—	—	12,811	41,206	(16,143)
Investing activities:
Continuing operations (3)	(32,568)	80,492	115,866	(88,162)	(81,904)
Discontinued operations	—	—	2,720	(21,581)	(92,615)
Financing activities:
Continuing operations	(155,471)	(224,799)	(249,646)	(79,327)	(75,347)
Discontinued operations	—	—	(7,149)	12,290	160,513
Effects of exchange rate changes on cash and cash equivalents:
Continuing operations	(2)	(137)	956	(2,928)	(1,974)
Discontinued operations	—	—	208	437	(118)
Capital expenditures of continuing operations (included in investing activities)	(37,786)	(50,272)	(114,595)	(252,806)	(203,453)
Balance Sheet Data (at period end):
Cash, cash equivalents, restricted cash, restricted cash equivalents, marketable securities and construction reserve funds	$86,380	$181,436	$336,328	$410,777	$582,633
Total assets	1,512,972	1,471,024	1,613,336	2,862,321	3,185,419
Long-term debt, less current portion	255,612	346,128	501,505	631,084	853,732
Total SEACOR Holdings Inc. stockholders’ equity	811,726	704,154	623,683	1,060,892	1,270,820
______________________
(1)On January 1, 2018, the Company adopted Financial Accounting Standard Board Topic 606, Revenues from Contracts with Customers ("Topic 606"). The only business segment impacted by the retrospective adoption of Topic 606 was Inland Services and all prior periods have been adjusted to reflect the adoption.
(2)Other principally includes unrealized and realized gains and losses from debt extinguishment, marketable securities, derivatives and foreign currency transactions.
(3)On January 1, 2018 the Company adopted a new accounting standard regarding the presentation of restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. As a result, the Company reclassified previously reported amounts to conform with its new presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the three years in the period ended December 31, 2019, and its financial condition as of December 31, 2019. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements. See “Forward Looking Statements” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Overview
The Company’s operations are divided into three main business segments – Ocean Transportation & Logistics Services (“Ocean Services”), Inland Transportation & Logistics Services (“Inland Services”) and Witt O’Brien’s. The Company also has activities that are referred to and described under Other that primarily includes CLEANCOR Energy Solutions LLC (“Cleancor”) and noncontrolling investments in various other businesses.
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
On July 3, 2017, the Company completed the sale of its 70% interest in Illinois Corn Processing LLC ("ICP"), the company that operated SEACOR’s Illinois Corn Processing business segment. For all periods presented herein, the Company has reported the historical financial position, results of operations and cash flows of ICP as discontinued operations.
Consolidated Results of Operations
Consolidating segment tables for each period presented below is included in Part IV “Note 18. Segment Information” of this Annual Report on Form 10-K.
Ocean Transportation & Logistics Services
Bulk Transportation Services.
Demand for and the margins earned from U.S.-flag bulk transportation services are dependent on several factors including the following:
•the volumes and location of domestic crude oil and petroleum production and associated refining activity levels in the United States;
•the volume and location of domestic retail consumption of petroleum products and commercial demand for crude oil, petroleum products and chemicals;
•the impact of competition from domestic pipelines and railroads;
•the delivered cost and competitiveness of foreign sourced crude oil, oil products and chemicals;
•the number of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting crude, petroleum or chemical products;
•domestically sourced coal and petroleum coke volumes required for regional power utilities particularly in Florida; and
•demand for phosphate rock and finished fertilizers produced in Florida requiring waterborne transportation to the Mississippi River system.
The available supply of U.S.-flag vessels fluctuates when newly built vessels are placed into service or older vessels are removed from service. Older vessels are typically removed from service when margins are poor and the vessels face regulatory dockings, or when users insist on contracting for newer or more modern vessels. In some cases, loading installations may not accept vessels in excess of certain age requirements, typically 25 years. As of December 31, 2019, Ocean Services believes that third parties have contracted to build two U.S.-flag tank vessels with delivery dates in 2020 that could compete with Ocean Services’ U.S.-flag petroleum and chemical carriers currently in service. Additionally, Ocean Services believes that there are in excess of 13 U.S.-flag petroleum and chemical carriers capable of carrying 155,000 barrels or more still operating that are in excess of 20 years old, including four owned by Ocean Services. The supply of U.S.-flag bulk carriers which are eligible to operate in the Jones Act trade is currently 13 vessels which range from 14,000 short tons to 40,000 short tons of cargo carrying capacity, of which Ocean Services owns the two largest assets. As of December 31, 2019, the Company is not aware of any additional U.S.-flag bulk carriers under construction.
Port & Infrastructure Services.
The demand for harbor towing services is affected by the frequency, size and type of vessels calling within the U.S. ports where Ocean Services’ tugs are deployed. The total number of U.S.-flag harbor tugs in service is hard to ascertain. Operators continue to upgrade their fleets with newly built, larger horsepower azimuth drive tugs to service changing customer requirements. The demand for offshore towing activities is affected by the number of ocean barges, dead ships and other large floating equipment requiring auxiliary power. Bunkering equipment is deployed under long-term, fixed price contracts serving the Caribbean and the Bahamas.
Logistics Services.
The demand for logistics services is dependent on several factors. Demand for U.S.-flag PCTCs is generally dependent on global demand for automobiles, the operational policies and budgets of the U.S. military and demand for U.S. government cargo transportation. The U.S. government dictates the number and types of vessels enrolled in the U.S. Maritime Security Program ("MSP"), which provides a stipend to offset the higher cost of U.S. crews and operating standards required for U.S.-flag vessels. The U.S.-flag vessels, including Ocean Services’ PCTCs participating in the MSP program, are granted priority for U.S. government cargo over non-U.S.-flag vessels. Demand for liner and short-sea transportation is generally dependent on the volume of development and construction projects, demand for consumer and durable goods, manufacturing and industrial activity, and tourism trends within the Caribbean (including Puerto Rico), the Bahamas and Mexico.
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
Ocean Services’ operating costs and expenses are grouped into the following categories:
•personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);
•repairs and maintenance (primarily routine repairs and maintenance and overhauls which are performed in accordance with planned maintenance programs);
•dry-docking (primarily the cost of regulatory dry-dockings performed in accordance with applicable regulations);
•insurance and loss reserves (primarily the cost of Hull and Machinery and Protection and Indemnity insurance premiums and loss deductibles);
•fuel, lubes and supplies;
•leased-in equipment (includes the cost of leasing equipment from lessors under bareboat charter arrangements); and
•other (port charges, freight, vessel inspection costs and other).
Vessel dry-dockings are performed in accordance with applicable regulations, or when necessary. Costs are expensed when incurred. If a disproportionate number of dry-dockings are undertaken (or not required) in a particular fiscal year or quarter, operating expenses can vary significantly in comparison with a prior year or prior quarter.

For the years ended December 31, the results of operations for Ocean Services were as follows:

	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000	%	$ ’000	%	$ ’000	%
Operating Revenues:
United States	342,848	81	339,340	82	290,168	82
Foreign	80,440	19	75,504	18	62,708	18
	423,288	100	414,844	100	352,876	100
Costs and Expenses:
Operating:
Personnel	94,522	22	91,920	22	77,236	22
Repairs and maintenance	22,829	5	24,267	6	14,296	4
Dry-docking	21,336	5	18,183	4	10,704	3
Insurance and loss reserves	8,165	2	6,833	2	6,757	2
Fuel, lubes and supplies	33,189	8	34,559	8	18,632	5
Leased-in equipment	45,246	11	40,099	10	31,092	9
Other	55,522	13	53,433	13	36,568	10
	280,809	66	269,294	65	195,285	55
Administrative and general	40,215	10	40,179	10	36,548	11
Depreciation and amortization	40,986	10	46,270	11	46,073	13
	362,010	86	355,743	86	277,906	79
Gains (Losses) on Asset Dispositions and Impairments, Net	1,291	1	12,887	3	(323)	—
Operating Income	62,569	15	71,988	17	74,647	21
Other Income (Expense):
Foreign currency losses, net	(98)	—	(168)	—	(130)	—
Other, net	(112)	—	570	—	327	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(669)	—	3,632	1	7,664	2
Segment Profit(1)	61,690	15	76,022	18	82,508	23
______________________
(1)Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV “Note 13. Noncontrolling Interests in Subsidiaries” included in this Annual Report on Form 10-K.

Operating Revenues by Line of Service. The table below sets forth, for the years indicated, the types of operating revenues earned by line of service.

	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000	%	$ ’000	%	$ ’000	%
Operating Revenues:
Bulk Transportation Services:
Petroleum and chemical:
Time charter	101,900	24	103,807	25	121,312	34
Bareboat charter	29,514	6	36,704	9	34,339	10
Voyage charter	7,126	2	14,928	3	7,722	2
Dry bulk:
Contracts of affreightment	24,541	6	11,872	3	15,181	4
Voyage charter	8,181	2	20,406	5	5,447	2
Port & Infrastructure Services:
Tariff	79,757	19	74,157	18	68,266	19
Time charter	6,902	2	4,988	1	3,231	1
Bareboat charter	6,685	2	7,432	2	6,224	2
Logistics Services:
Time charter(1)	60,344	14	40,311	10	18,129	5
Voyage charter	31,074	7	38,645	9	20,453	6
Unit freight	63,420	15	58,326	14	50,693	14
Managed services	3,844	1	3,268	1	1,879	1
	423,288	100	414,844	100	352,876	100
______________________
(1)Includes MSP revenues of $15.4 million, $19.3 million and $9.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
International Shipholding Corporation Acquisition. On July 3, 2017, SEACOR acquired International Shipholding Corporation (“ISH”). ISH was renamed Waterman Logistics, Inc. in 2019. Its subsidiaries include: United Ocean Services, which operates Jones Act U.S.-flag bulk carriers supporting the cross-U.S. Gulf trade of fertilizer, phosphate rock, coal, and petroleum coke (the results of which are included in bulk transportation services in the table above); Central Gulf Lines, Inc., renamed Waterman Transport, Inc. in 2019 (“Waterman Transport”); and Waterman Steamship Corporation. The latter two entities are long-established U.S. based shipping lines that charter and operate vessels enrolled in the MSP. Waterman Transport time charters four U.S.-flag PCTCs, to a third-party when not moving U.S. military, commercial and U.S. government-impelled cargoes (the results of which are included in logistics services in the table above). See Part IV “Note 2. Business Acquisitions” of this Annual Report on Form 10-K.
2019 compared with 2018
Operating Revenues. Operating revenues were $8.4 million higher in 2019 compared with 2018.
Operating revenues from bulk transportation services were $16.5 million lower in 2019 compared with 2018.
Operating revenues from petroleum and chemical transportation were $16.9 million lower primarily due to the return of one previously leased-in U.S.-flag petroleum and chemical carrier in early 2019, the sale of another U.S.-flag petroleum and chemical carrier in March 2018, higher out-of-service time for regulatory dry-dockings and repairs, a reduction in the time charter rate for one U.S.-flag petroleum and chemical carrier in exchange for a multi-year extension of the charter and a change in contract status from time charter to bareboat charter for another U.S.-flag petroleum and chemical carrier.
Operating revenues from port and infrastructure services were $6.8 million higher primarily due to higher port traffic and time charter contract activities.
Operating revenues from logistics services were $17.6 million higher primarily due to higher military and commercial cargo activities and an increase in demand for containers and project cargoes for the movement of relief supplies to the Bahamas following Hurricane Dorian. Changes between time charter and voyage charter revenues were primarily the result of changes in contract status for military cargo activities.
Operating Expenses. Operating expenses were $11.5 million higher in 2019 compared with 2018 primarily due to:
•higher regulatory dry-docking costs for U.S-flag petroleum and chemical carriers and U.S.-flag PCTCs;
•higher leased-in equipment costs for short-sea container/RORO vessels in response to increased shipping demand and for U.S.-flag petroleum and chemical carriers due to the amortization of previously deferred gains in 2018;

•higher personnel costs due to pre-negotiated rate increases under the terms of certain collective bargaining agreements;
•higher voyage costs for PCTCs as a result of higher military and commercial cargo activity; and
•higher insurance deductible claim costs.
Depreciation and Amortization. Depreciation and amortization expenses were $5.3 million lower primarily due to the U.S.-flag bulk carriers being fully depreciated during 2018.
Gains (Losses) on Asset Dispositions and Impairments, Net. During 2019, Ocean Services sold one short-sea container/RORO vessel and other equipment for net proceeds of $1.9 million and gains of $0.2 million. In addition, Ocean Services recognized $1.1 million of previously deferred gains following the repayment of notes receivable related to the sale of one harbor tug and certain real property. During 2018, Ocean Services sold one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug and other equipment for net proceeds of $5.1 million and gains of $1.9 million. In addition, Ocean Services recognized previously deferred gains of $11.0 million due to a change in the lease duration for one U.S.-flag petroleum and chemical carrier.
Operating Income. Excluding gains (losses) on asset dispositions and impairments, net, operating income as a percentage of operating revenues was 14% in 2019 and 2018. Higher personnel, dry-docking, leased-in equipment and voyage costs were offset by higher revenues.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. Ocean Services recognized equity in losses of 50% or less owned companies, net of tax, of $0.7 million in 2019 compared with equity in earnings of 50% or less owned companies, net of tax, of $3.6 million in 2018, primarily due to lower earnings from Trailer Bridge, Inc. ("Trailer Bridge") associated with increased capacity in the Puerto Rico liner trade. These decreases were partially offset by lower losses from Ocean Services’ 50% or less owned companies that own and operate rail ferries as a consequence of out-of-service time and associated dry-docking costs and repair and maintenance expenses for the rail ferries during 2018.
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
Operating revenues from dry bulk transportation were $11.7 million higher primarily due to a full year of operations for two U.S.-flag bulk carriers acquired in the ISH acquisition, partially offset by out-of-service time associated with the regulatory dry-docking of these two U.S.-flag bulk carriers during 2018.
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
Operating Expenses. Operating expenses were $74.0 million higher in 2018 compared with 2017 primarily due to:
•the addition of the PCTCs and U.S.-flag bulk carriers acquired in the ISH acquisition;
•a full year of operations for newly built U.S.-flag petroleum and chemical carriers placed into service during March and August of 2017;
•placing two foreign-flag short-sea container/RORO vessels into service in January of 2018; and
•higher regulatory dry-docking costs for U.S.-flag petroleum and chemical carriers.
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
Operating Income. Excluding the impact of gains (losses) on asset dispositions and impairments, net operating income as a percentage of operating revenues was 14% in 2018 compared with 21% in 2017. The decrease was primarily due to the sale of one U.S.-flag petroleum and chemical carrier, dry-docking costs for two U.S.-flag bulk carriers and the associated out-of-service time in 2018 and higher operating costs for two foreign-flag short-sea container/RORO vessels placed into service in January of 2018, partially offset by the increase in harbor towing activities.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. Ocean Services recognized equity in earnings of 50% or less owned companies, net of tax, of $3.6 million in 2018 compared with $7.7 million in 2017. The reduction was primarily due to losses from Ocean Services’ 50% or less owned companies that own and operate rail ferries as a consequence of out-of-service time and associated dry-docking costs and repair expenses, and the sale of a U.S.-flag dry-bulk articulated tug-barge by SeaJon LLC (“SeaJon”) during 2017. These decreases were partially offset by improved results from Trailer Bridge and Kotug Seabulk Maritime LLC (“KSM”).
Inland Transportation & Logistics Services
Bulk Transportation.
The results of Inland Services are primarily driven by demand for inland river bulk transportation services. The balance between supply of equipment and demand for services determines prices, utilization and margins achieved. Factors that influence demand for services include:
•the level of domestic and international demand for agricultural commodities, iron ore, steel, steel by-products, coal, ethanol, petroleum and other bulk commodities;
•the level of domestic production of corn, soybeans and carryover stocks and the price of these commodities;
•the level of domestic and international consumption of agricultural products and the effect of these levels on the volumes of products that are physically moved into the export markets;
•the relative cost of transporting products on the inland waterways from the U.S. Midwest to the U.S. Gulf of Mexico for export compared with the cost via rail to the Pacific Northwest;
•the relative cost of ocean freight from other producing origins; and
•the strength or weakness of the U.S. dollar and its impact on the import and export markets.
Within the United States and international markets, utilization and margins are also significantly impacted by the following factors:
•the supply of barges available to move products;
•operating conditions on the inland waterways including operating status of locks and dams;
•the effect of river levels on the loading capacities of barges in terms of draft and boat tow size restrictions;
•the ability to position the barges to maximize efficiencies and utility in moving cargoes both northbound and southbound; and
•the availability of qualified wheelhouse personnel.
Extreme flooding throughout the U.S. Inland Waterways during the first half of the year combined with weaker grain export demand made 2019 a challenging year. Precipitation levels were the highest ever recorded for much of the Upper Midwest. The Upper Mississippi River would normally open for commercial navigation in March, but multiple river closures due to high water levels kept traffic limited on that river segment until late June. Prolonged high water levels increased operating costs and limited grain loadings through much of the first and second quarters. Planting delays led to a loss of twelve million acres of soybean production and reduced yields for both corn and soybeans. Abundant crops from other corn and soybean producing countries impacted the U.S. market share in world trade and led to Center Gulf grain exports declining 14% from 2018. While U.S. soybean exports have rebounded somewhat from the height of the trade dispute with China, they have not reached the levels of export prior to the dispute. Reduced demand for corn exports resulting from increased domestic prices and increased supply from other producing countries, had a much larger impact on barge freight demand in 2018, with exports from the Center Gulf dropping 39% from 2018.
U.S. Center Gulf barge based coal exports fell sharply in 2019 due to poor river operating conditions early in the year and falling world prices for steam coal. While rail volumes absorbed much of the 7 million metric ton ("mmt") decline in Center Gulf coal exports, barge volumes are estimated to have dropped by 1-1.5 mmt in 2019 from 2018. Barged volumes of domestic coal continue to decline as more coal based power plants adjacent to the river system close along with mines that service those plants. Imports into the Center Gulf have managed a modest increase in volumes year-over-year driven by increases in salt and raw aluminum imports. Finished steel imports continued to decline in 2019, but raw steel imports mostly offset that decline. The domestic barge based movement of frac sand also declined, particularly to the Texas Gulf Coast as drillers are sourcing cheaper local sand.
At the end of 2019, the average age of Inland Services’ covered dry-cargo barge fleet was eleven years, which Inland Services believes is among the youngest fleets operating on the U.S. Inland Waterways. Inland Services estimates that approximately 23% of the dry-cargo barge fleet operating on the U.S. Inland Waterways is over 20 years old. Inland Services believes the relatively young age of its dry-cargo barge fleet enhances its availability and reliability, reduces downtime for repairs and obviates, for the immediate future, the necessity of replacement capital expenditures to maintain its fleet size and revenue generating capacity.
Internationally, reduced demand for inland river bulk transportation services was primarily due to the U.S. trade war with China, lower demand for Bolivian iron ore in South America and longer loading wait times in Colombia, in addition to low water conditions on both the Magdalena River and Parana-Paraguay Waterway.
Port & Infrastructure Services.
Inland Services’ terminal operations were negatively impacted in 2019 by high water levels in the St. Louis harbor. Many facilities were closed for a month or more which caused throughput volume to decrease 28% compared with 2018.
Inland Services’ fleeting operations benefited from increased barge and boat activities in the St. Louis area, primarily attributable to higher demand for refinery products.
Logistics Services.
During 2019, SEACOR America’s Marine Highway (“AMH”) transported virtually the same amount of twenty-foot equivalent container units compared with 2018, helping to eliminate approximately 50,000 truck shipments off the interstate highway system. The lack of growth in volume was driven by plant downtime and expanded tariffs that reduced exports. The Company believes customers continue to support the container-on-barge operating model and AMH expects to expand to servicing a third container line in 2020. An increase in drayage revenues was driven by a full year of operations in Freeport, Texas.
Managed Services.
During 2019, Inland Services provided management services related to barge and towboat operations.
Results of Operations
Fleet size, equipment utilization levels from volumes of product moved and margins earned are the key determinants of Inland Services’ operating results and cash flows. Increased demand for inland river transportation services generally leads to higher barge freight rates. Adverse river conditions caused by severe weather can reduce volumes of product moved and increase barge logistics costs. Margins earned are also impacted by how efficiently Inland Services is able to coordinate cargo movements to minimize the repositioning costs of empty barges.
The aggregate cost of Inland Services’ operations depends primarily on the size and mix of its fleet and the level of barge activity. Inland Services’ operating costs and expenses are grouped into the following categories:
•barge logistics (primarily towing, switching, fleeting and cleaning costs);
•personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);
•repairs and maintenance (primarily repairs and maintenance on towboats and barges, which are performed in accordance with planned maintenance programs);
•insurance and loss reserves (primarily the cost of Hull and Machinery, Protection and Indemnity and cargo insurance premiums and loss deductibles);

•fuel, lubes and supplies;
•leased-in equipment (the cost of leasing equipment, including bought-in freight and towboats); and
•other (rail car logistics, property taxes, project costs and other).
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
For the years ended December 31, the results of operations for Inland Services were as follows:

	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000	%	$ ’000	%	$ ’000	%
					As Adjusted
Operating Revenues:
United States	258,195	97	274,742	96	238,426	96
Foreign	9,139	3	10,946	4	10,026	4
	267,334	100	285,688	100	248,452	100
Costs and Expenses:
Operating:
Barge logistics	151,323	57	165,032	58	143,718	58
Personnel	17,620	7	17,709	6	17,221	7
Repairs and maintenance	5,798	2	5,747	2	4,437	2
Insurance and loss reserves	4,808	2	2,734	1	2,706	1
Fuel, lubes and supplies	6,982	2	7,835	3	6,624	3
Leased-in equipment	14,102	5	9,649	3	7,613	3
Other	15,733	6	16,784	6	14,072	5
Net barge pool earnings attributable to third parties	13,052	5	11,520	4	10,445	4
	229,418	86	237,010	83	206,836	83
Administrative and general	13,140	5	13,139	5	16,558	7
Depreciation and amortization	23,262	9	24,164	8	25,852	10
	265,820	100	274,313	96	249,246	100
Gains on Asset Dispositions, Net	1,602	1	6,659	2	11,960	5
Operating Income	3,116	1	18,034	6	11,166	5
Other Income (Expense):
Foreign currency gains (losses), net	(212)	—	(2,002)	—	272	—
Other, net	—	—	51	—	—	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(6,520)	(2)	(5,686)	(2)	(5,191)	(2)
Segment Profit (Loss)(1)	(3,616)	(1)	10,397	4	6,247	3
______________________
(1)Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV “Note 13. Noncontrolling Interests in Subsidiaries” included in this Annual Report on Form 10-K.

Operating Revenues by Service Line. The following table presents, for the years indicated, operating revenues by service line.

	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000	%	$ ’000	%	$ ’000	%
					As Adjusted
Operating Revenues:
Bulk Transportation Services:
Dry-cargo barge pools(1)	193,178	72	208,429	73	179,054	72
Charter-out of dry-cargo barges	—	—	5	—	2,164	1
International liquid tank barge operations	9,139	3	10,946	4	10,026	4
Boat, specialty barge and other operations	7,119	2	3,602	1	2,612	1
Port & Infrastructure Services:
Terminal operations	17,878	7	22,991	8	23,159	9
Fleeting operations	20,066	8	20,450	7	17,951	7
Machine shop and shipyard	2,877	1	3,031	1	2,626	1
Logistics services	15,155	6	14,309	5	8,868	4
Managed services	1,922	1	1,925	1	1,992	1
	267,334	100	285,688	100	248,452	100
______________________
(1)Operating revenues for the years ended December 31, 2019, 2018 and 2017, includes $82.7 million, $87.7 million and $73.0 million, respectively, attributable to third-party barge owners participating in dry-cargo barge pools managed by the Company.
2019 compared with 2018
Operating Revenues. Operating revenues were $18.4 million lower in 2019 compared with 2018 primarily due to prolonged flooding throughout the U.S. Inland Waterways resulting in severe disruption to Inland Services operations.
Operating revenues from bulk transportation services were $13.5 million lower in 2019 compared with 2018. Operating revenues from the dry-cargo barge pools were $15.3 million lower primarily due to severe disruptions related to river flooding during the summer and the impact of weaker export demand due to the placement of tariffs on certain goods, primarily grain exports. Operating revenues from international liquid tank barge operations were $1.8 million lower primarily due to reduced high sulfur fuel oil movements in anticipation of new environmental restrictions beginning in 2020. Operating revenues from boat, specialty barge and other operations were $3.5 million higher primarily due to the adoption of the new lease accounting standard and one newly built towboat being placed into service during the fourth quarter of 2019.
Operating revenues from port and infrastructure services were $5.7 million lower in 2019 compared with 2018. Prolonged flooding and a 45-day closure of the St. Louis harbor restricted terminal and fleeting operations. Volumes handled by the company’s terminal operations were 28% lower in 2019 compared with 2018.
Operating revenues from logistics services were $0.8 million higher primarily due to increased drayage activity.
Operating Expenses. Operating expenses were $7.6 million lower in 2019 compared with 2018.
Barge logistics expenses were $13.7 million lower, primarily due to lower towing and switching costs as a consequence of the severe disruption to bulk transportation services caused by river flooding and the impact of tariffs on certain goods. Insurance and loss reserves were $2.1 million higher primarily due to additional insurance claim deductibles in 2019 including costs incurred from damage in the St. Louis harbor caused by flooding. Fuel, lubes and supplies were $0.9 million lower primarily due to lower fuel usage from harbor boat activity as a consequence of the severe flooding noted above. Leased-in equipment expenses were $4.5 million higher primarily due to the adoption of the new lease accounting standard partially offset by lower bought-in freight expenses for Inland Services’ dry-cargo barge operations as a consequence of lower demand.
Depreciation and Amortization. Depreciation and amortization expenses were $0.9 million lower in 2019 compared with 2018 primarily due to certain liquid terminal assets being fully depreciating during 2018 partially offset by placing certain terminal equipment into service during 2019.
Gains on Asset Dispositions, Net. During 2019, Inland Services sold other equipment for net proceeds of $0.7 million and gains of $0.3 million. In addition, Inland Services recognized previously deferred gains of $1.3 million. During 2018, Inland Services sold 32 inland river dry-cargo barges, two specialty barges and other equipment for net proceeds of $10.9 million and gains of $4.7 million. In addition, Inland Services recognized previously deferred gains of $2.0 million.

Operating Income. Excluding the impact of gains on asset dispositions, net, operating income as a percentage of operating revenues was 0% in 2019 compared with 4% in 2018. The decrease was primarily due to lower earnings from the dry-cargo barge pools and terminal and fleeting operations as a consequence of lower demand.
Foreign Currency Gains (Losses), Net. During 2019, Inland Services recognized $0.2 million in foreign currency losses, net primarily due to changes in the exchange rate between the Colombian peso and U.S. dollar underlying certain intercompany lease obligations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During 2019 and 2018, Inland Services recognized $6.5 million and $5.7 million, respectively, of equity losses in 50% or less owned companies, net of tax. During 2019, operating results for SCF Bunge Marine LLC ("SCF Bunge Marine"), Inland Services' 50% or less owned company that operates towboats on the U.S. Inland Waterways, were $0.9 million lower primarily due to poor operating conditions as a result of river closures, flooding, and tow size restrictions. Operating results for Bunge-SCF Grain LLC ("Bunge-SCF Grain"), Inland Services' 50% or less owned company that operates grain elevators in Illinois, were $1.4 million higher due to higher grain volumes handled at its inland facilities. Operating results for SCFCo Holdings LLC ("SCFCo"), Inland Services' 50% or less owned company that operates on the Parana-Paraguay Waterway in South America, were $1.4 million lower primarily due to a reduction in volumes due to lower water levels and market demand.
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
Gains on Asset Dispositions, Net. During 2018, Inland Services sold 32 inland river dry-cargo barges, two specialty barges and other equipment for net proceeds of $10.9 million and gains of $4.7 million. In addition, Inland Services recognized previously deferred gains of $2.0 million. During 2017, Inland Services sold two inland river towboats, 50 inland river dry-cargo barges, one specialty barge and other equipment for net proceeds of $27.6 million and gains of $17.7 million, of which $10.0 million were recognized currently and $7.7 million were deferred. Equipment dispositions included the sale-leaseback of 50 inland river dry-cargo barges for $12.5 million with leaseback terms of 84 months. In addition, Inland Services recognized losses of $0.3 million related to the total loss of an inland river liquid tank barge while being transported to Colombia and recognized previously deferred gains of $2.3 million.
Operating Income. Excluding the impact of gains on asset dispositions, net, operating income as a percentage of operating revenues was 4% in 2018 compared with 0% in 2017. The increase was primarily due to higher earnings from the dry-cargo barge pools.

Foreign Currency Gains (Losses), Net. During 2018, Inland Services recognized $2.0 million in foreign currency losses primarily due to the weakening of the Colombian peso versus the U.S. dollar underlying certain intercompany lease obligations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During 2018 and 2017, Inland Services recognized $5.7 million and $5.2 million, respectively, of equity losses in 50% or less owned companies, net of tax. During 2018, equity in losses of 50% or less owned companies, net of tax, increased by $0.5 million. Operating results for Bunge-SCF Grain were $3.5 million lower. Operating results for SCFCo were $2.4 million higher primarily due to higher demand for barge transportation and favorable operating conditions. Operating results for SCF Bunge Marine improved primarily due to favorable operating conditions, operating an additional towboat and higher towing rates.
Witt O’Brien’s
Witt O’Brien’s results declined in 2019. The majority of the decrease was driven by a reduction in recovery project volumes following the major natural disasters that struck the U.S. during 2017 and 2018, including the hurricanes causing significant damage in the Caribbean and Puerto Rico. Several of these projects have either been successfully completed or have reduced in scope as work has progressed. There was also comparatively little disaster activity in 2019, compared with 2017 and 2018, leading to a decline in new response and recovery projects. Witt O’Brien’s continues to serve territory, state and local governments in the U.S. Virgin Islands, Texas, North Carolina, Florida, New Jersey and California, as well as a wide variety of corporate customers. Many of Witt O’Brien’s public and private sector projects that were in progress at the end of 2019 continue into 2020.
Results of Operations
The number of retainer customers, private and public sector consulting engagements and the number, severity and location of natural and man-made disasters are the key determinants of Witt O’Brien’s operating results and cash flows.
For the years ended December 31, the results of operations for Witt O’Brien’s were as follows:

	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000	%	$ ’000	%	$ ’000	%
Operating Revenues:
United States	98,492	97	129,039	98	46,041	94
Foreign	3,291	3	2,670	2	3,115	6
	101,783	100	131,709	100	49,156	100
Costs and Expenses:
Operating	68,052	67	83,203	63	32,017	65
Administrative and general	25,959	25	24,772	19	13,438	27
Depreciation and amortization	835	1	1,944	1	819	2
	94,846	93	109,919	83	46,274	94
Gains on Asset Dispositions	18	—	—	—	—	—
Operating Income	6,955	7	21,790	17	2,882	6
Other Income (Expense):
Foreign currency gains (losses), net	(1)	—	(28)	—	50	—
Other, net	(463)	(1)	—	—	—	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	902	1	203	—	174	—
Segment Profit	7,393	7	21,965	17	3,106	6
2019 compared with 2018
Operating Revenues. Operating revenues were $29.9 million lower primarily due to the completion and stage of certain post-disaster response and recovery services that were provided to territory, state and local governments across the U.S. Virgin Islands, Texas, North Carolina, Florida and California. There was also comparatively less disaster activity in 2019 compared with 2018 and 2017, leading to a decline in new response and recovery projects.
Operating Expenses. Operating expenses were $15.2 million lower primarily due to decreased subcontracted labor costs consistent with the lower operating revenues discussed above.
Administrative and General. Administrative and general expenses were $1.2 million higher primarily due to expenses incurred in business development.

Depreciation and Amortization. Depreciation and amortization expenses were $1.1 million lower primarily due to certain intangible assets becoming fully depreciated in 2018.
Operating Income. Operating income was 7% of operating revenues in 2019 compared with 17% in 2018. The decrease was primarily due to the mix of post-disaster response and recovery services provided to territory, state and local governments across the U.S. Virgin Islands, Texas, North Carolina, Florida and California and the related costs.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax was $0.7 million higher in 2019 compared with 2018 primarily due to increased emergency response services for O'Brien's do Brasil Consultoria em Emergencias e Meio Ambiente A/A ("O'Brien's do Brazil") in both the mining and energy sectors in Brazil.
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
Depreciation and Amortization. Depreciation and amortization expenses were $1.1 million higher primarily due to additional intangible assets resulting from the acquisition of Strategic Crisis Advisors LLC.
Operating Income. Operating income was 17% of operating revenues in 2018 compared with 6% in 2017. The improvement was primarily due to post-disaster response and recovery services provided to territory, state and local governments across the U.S. Virgin Islands, Texas, North Carolina, Florida, California and Puerto Rico.
Other
For the years ended December 31, segment loss for the Company’s Other activities was as follows:

	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000	%	$ ’000	%	$ ’000	%
Operating Revenues:
United States	7,681	100	3,446	96	—	—
Foreign	—	—	143	4	464	100
	7,681	100	3,589	100	464	100
Costs and Expenses:
Operating	5,464	71	2,455	69	—	—
Administrative and general	3,489	45	1,841	51	831	179
Depreciation and amortization	1,982	26	501	14	—	—
	10,935	142	4,797	134	831	179
Gains on Asset Dispositions, Net	32	—	37	1	—	—
Operating Loss	(3,222)	(42)	(1,171)	(33)	(367)	(79)
Other Income (Expense):
Foreign currency gains (losses), net	—	—	(3)	—	6	1
Other, net	431	6	54,249	n/m	(301)	(65)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,037	13	1,779	50	305	66
Segment Profit (Loss)(1)	(1,754)	(23)	54,854	n/m	(357)	(77)
______________________
(1)Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV “Note 13. Noncontrolling Interests in Subsidiaries” included in this Annual Report on Form 10-K.
“n/m” The balance as a percentage of operating revenues is not meaningful.
Operating Activities. Operating results primarily consist of the business activities of Cleancor, which the Company acquired on June 1, 2018. Operating results in 2019 were lower as a consequence of re-certification costs for certain equipment and the addition of personnel and equipment following an expansion of Cleancor's fleet and services.

Other, Net. Other, net in 2018 primarily consists of a gain of $53.9 million on the sale of the Company’s 34.2% interest in Hawker Pacific Airservices Limited (“Hawker Pacific”).
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. The Company’s 50% or less owned companies primarily consist of general aviation services businesses in Asia, including Hawker Pacific prior to its sale in 2018, and an agricultural commodity trading and logistics business.
Corporate and Eliminations

	2019	2018	2017
	$ ’000	$ ’000	$ ’000
Corporate Expenses	(24,295)	(24,767)	(37,923)
Eliminations	32	125	78
Operating Loss	(24,263)	(24,642)	(37,845)
Other Income (Expense):
Derivative gains	—	—	19,727
Foreign currency gains (losses), net	(1)	(63)	125
Other, net	10	94	230
Corporate Expenses. Corporate expenses in 2017 included $5.3 million and $6.4 million of share award expense as a consequence of the accelerated vesting of certain share awards in advance of changes to the U.S. federal income tax code and the Spin-off, respectively.
Derivative Gains. Derivative gains in 2017 were primarily due to the mark-to-market of the Company’s exchange option liability on subsidiary convertible senior notes. The exchange option liability on these notes terminated on June 1, 2017 as a consequence of the Spin-off.
Other Income (Expense) not included in Segment Profit

	2019	2018	2017
	$’000	$’000	$’000
Interest income	7,471	8,730	8,547
Interest expense	(19,233)	(31,683)	(41,530)
Debt extinguishment losses, net	(2,244)	(11,626)	(819)
Marketable security gains (losses), net	18,394	(12,431)	(1,782)
	4,388	(47,010)	(35,584)
Interest Income. Interest income in 2019 was $1.3 million lower compared with 2018 primarily due to lower invested cash balances and lower interest rates.
Interest Expense. Interest expense was $12.5 million lower in 2019 compared with 2018 primarily due to the redemption of the Company's 7.375% Senior Notes due 2019 (the “7.375% Senior Notes”) in October 2018, lower debt balances on the Company's 3.0% Convertible Senior Notes due 2028 (the “3.0% Convertible Senior Notes”) and lower balances on the SEA-Vista 2015 Credit Facility partially offset by interest on the Company's 3.25% Convertible Senior Notes due 2030 (the “3.25% Convertible Senior Notes”) issued in May 2018. Interest expense was $9.8 million lower in 2018 compared with 2017 primarily due to lower debt balances on the Company's 2.5% Convertible Senior Notes due 2027 (the “2.5% Convertible Senior Notes”) and 3.0% Convertible Senior Notes, lower balances on the SEA-Vista 2015 Credit Facility and the redemption of the 7.375% Senior Notes in October 2018, partially offset by interest on the 3.25% Convertible Senior Notes issued in May 2018 and lower capitalized interest.
Debt Extinguishment Losses, Net. During 2019, the Company purchased $57.2 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $56.2 million resulting in losses on debt extinguishment of $2.1 million.
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

During 2017, the Company purchased $7.6 million in principal amount of its 7.375% Senior Notes for $7.7 million resulting in losses on debt extinguishment of $0.2 million and purchased $61.7 million in principal amount of its 2.5% Convertible Senior Notes for $61.9 million resulting in gains on debt extinguishment of $0.1 million. In addition, SEA-Vista made unscheduled payments of $133.6 million on the SEA-Vista 2015 Credit Facility following a sale-leaseback transaction for one of its vessels, which resulted in losses on debt extinguishment of $0.7 million.
Marketable Security Gains (Losses), Net. Marketable security gains (losses), net in all periods primarily relate to marking-to-market the Company's long marketable security position in Dorian LPG Ltd ("Dorian"), a publicly traded company listed on the New York Stock Exchange under the symbol “LPG.” During 2019, the Company sold the remainder of its Dorian common stock and its current marketable security portfolio primarily consists of investments in energy, marine, transportation and other related businesses.
Income Taxes
The Company’s effective income tax rate in 2019, 2018, and 2017 was 20.0%, 9.2% and (190.9)%, respectively. See Part IV “Note 9. Income Taxes” included in this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to repay debt. The Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR common stock, par value $0.01 per share (“Common Stock”) for treasury, repurchase its outstanding notes or make other investments. Sources of liquidity are cash balances, marketable securities, cash flows from operations and availability under the Company's revolving credit facilities. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.
The Company's capital commitments as of December 31, 2019 by year of expected payment were as follows (in thousands):

	2020	2021	2022	Total
Ocean Services	$22,394	$30,965	$2,636	$55,995
Inland Services	5,663	—	—	5,663
Other	582	—	—	582
	$28,639	$30,965	$2,636	$62,240
Subsequent to December 31, 2019, the Company committed to purchase two inland river dry-cargo barges and other property and equipment for $2.5 million.
As of December 31, 2019, the Company had outstanding debt of $314.5 million, net of discounts and issue costs, and letters of credit totaling $1.2 million with various expiration dates through 2027. In addition, as of December 31, 2019, the Company guaranteed payments on behalf of SEACOR Marine totaling $22.9 million, under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations. These guarantees continue to be contingent obligations of the Company because the beneficiary of the guarantees did not release the Company from its obligations in connection with the Spin-off and decline as payments are made by SEACOR Marine on the underlying obligations. The Company earns a fee from SEACOR Marine of 0.5% per annum on the amount of the obligations under these guarantees.
As of December 31, 2019, the holders of the Company’s 3.0% Convertible Senior Notes ($50.0 million outstanding), 2.5% Convertible Senior Notes ($64.5 million outstanding) and 3.25% Convertible Senior Notes ($117.8 million outstanding) may require the Company to repurchase such notes on November 19, 2020, December 19, 2022 and May 15, 2025, respectively, pursuant to the indentures governing such notes. The Company’s long-term debt maturities, assuming the holders of the aforementioned convertible senior notes require the Company to repurchase the notes on those dates, are as follows (in thousands):

2020	$60,630
2021	10,499
2022	74,958
2023	10,368
2024	60,244
Years subsequent to 2024	123,536
$340,235

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes collectively the ("Securities"), through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On June 5, 2019, SEACOR's Board of Directors increased the Company's repurchase authority for the Securities to $150.0 million. As of December 31, 2019, the Company’s remaining repurchase authority for the Securities was $129.9 million. Subsequent to December 31, 2019, the Company purchased an additional $2.2 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $2.2 million.
As of December 31, 2019, the Company held balances of cash, cash equivalents, restricted cash, restricted cash equivalents and marketable securities totaling $86.4 million. Additionally, the Company had $225.0 million available under its revolving credit facilities.
Summary of Cash Flows

	2019	2018	2017
	$ ’000	$ ’000	$ ’000
Cash provided by or (used in):
Operating Activities-Continuing Operations	119,273	49,428	107,575
Operating Activities-Discontinued Operations	—	—	12,811
Investing Activities-Continuing Operations	(32,568)	80,492	115,866
Investing Activities-Discontinued Operations	—	—	2,720
Financing Activities-Continuing Operations	(155,471)	(224,799)	(249,646)
Financing Activities-Discontinued Operations	—	—	(7,149)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents-Continuing Operations	(2)	(137)	956
Effect of Exchange Rate Changes on Cash and Cash Equivalents-Discontinued Operations	—	—	208
Net Decrease in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(68,768)	(95,016)	(16,659)
Operating Activities
Cash flows provided by continuing and discontinued operating activities increased $69.8 million during 2019 compared with 2018 and decreased $71.0 million during 2018 compared with 2017. The components of cash flows provided by (used in) operating activities during the years ended December 31, were as follows:

	2019	2018	2017
	$ ’000	$ ’000	$ ’000
Operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net	110,816	140,995	113,904
Operating loss from discontinued operations before depreciation, amortization and gains on asset dispositions and impairments, net	—	—	(33,509)
Changes in operating assets and liabilities before interest and income taxes	(37,318)	(46,574)	(46,869)
Purchases of marketable securities	(5,752)	—	(1,720)
Proceeds from sales of marketable securities	46,526	14	52,551
Cash settlements on derivative transactions, net	—	—	1,267
Dividends received from 50% or less owned companies	100	5,907	14,533
Interest paid, excluding capitalized interest (1)	(12,903)	(26,880)	(32,341)
Income taxes (paid) refunded, net	3,448	(27,166)	8,195
Other(2)	14,356	3,132	44,375
Total cash flows provided by continuing and discontinued operating activities	119,273	49,428	120,386
_____________________
(1)During 2019, 2018 and 2017, capitalized interest paid and included in purchases of property and equipment for continuing and discontinued operations was $0.1 million, $0.2 million and $4.7 million, respectively.
(2)Primarily includes interest income, amortization of stock expense and amortization of previously deferred gains.
Operating income from continuing operations before depreciation, amortization and gains on asset dispositions and impairments, net decreased $30.2 million during 2019 compared with 2018 and increased $27.1 million during 2018 compared with 2017. See “Consolidated Results of Operations” included above for a discussion of the results for each of the Company’s business segments.

During 2019, cash provided by operating activities of continuing and discontinued operations included $46.5 million received from the sale of marketable security long positions and $5.8 million of cash used to purchase long marketable securities. During 2017, cash provided by operating activities of continuing and discontinued operations included $52.6 million received from the sale of marketable security long positions and $1.7 million of cash used to cover marketable security short positions.
During 2017 other also includes an $18.2 million gain on the sale of ICP.
Investing Activities
During 2019, net cash used in investing activities of continuing operations was $32.6 million primarily as follows:
•Capital expenditures were $37.8 million including the delivery of one U.S.-flag harbor tug and two inland river towboats, the acquisition of real property, upgrades to inland river towboats and the construction of other Inland Services equipment.
•The Company sold one foreign-flag short-sea container/RORO vessel and other equipment for cash proceeds of $2.5 million.
•The Company made investments in, and advances to, 50% or less owned companies of $6.0 million including $4.7 million to Rail Ferry Vessel Holdings LLC (“RF Vessel Holdings”), $0.5 million to Golfo de Mexico Rail Ferry Holdings LLC (“Golfo de Mexico”), $0.5 million to VA&E Trading LLP (“VA&E”) and $0.3 million to SCF Bunge Marine.
•The Company received capital distributions of $3.7 million from its 50% or less owned company VA&E.
•The Company received net payments on third-party leases and notes receivables of $1.1 million.
During 2018, net cash provided by investing activities of continuing operations was $80.5 million primarily as follows:
•Capital expenditures were $50.3 million. Equipment deliveries included five U.S.-flag harbor tugs and two foreign-flag short-sea container/RORO vessels.
•The Company sold one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug, 32 inland river dry-cargo barges, two inland river specialty barges and other property and equipment for net proceeds of $16.1 million.
•The Company made investments in, and advances to, 50% or less owned companies of $20.6 million including $9.1 million to RF Vessel Holdings, $4.6 million to Golfo de Mexico, $5.4 million to VA&E, $1.0 million to KSM and $0.5 million to SCF Bunge Marine.
•The Company received $9.0 million from its 50% or less owned companies, including $5.4 million from VA&E, $2.6 million from SCFCo and $0.6 million from an industrial aviation business.
•On April 30, 2018, the Company sold its interest in Hawker Pacific for $78.0 million.
•The Company received payments on third-party leases and notes receivables of $0.5 million.
During 2017, net cash provided by investing activities of continuing operations was $115.9 million primarily as follows:
•Capital expenditures were $114.6 million. Equipment deliveries included three U.S.-flag petroleum and chemical carriers, one U.S.-flag harbor tug, two foreign-flag harbor tugs, two inland river liquid tank barges and three inland river towboats.
•The Company sold one U.S.-flag petroleum and chemical carrier, two inland river towboats, 50 inland river dry-cargo barges, two inland river specialty barges and other property and equipment for net proceeds of $164.8 million. Equipment dispositions included the sale-leaseback of one U.S.-flag petroleum and chemical carrier for $134.9 million with a leaseback term of 104 months and 50 inland river dry-cargo barges for $12.5 million with leaseback terms of 84 months.
•The Company made investments in, and advances to, 50% or less owned companies of $9.7 million including $2.0 million to Trailer Bridge, $2.9 million to SCFCo, $3.5 million to VA&E and $1.0 million to Avion Pacific Limited (“Avion”).
•The Company received $12.1 million from its 50% or less owned companies, including $6.0 million from Trailer Bridge, $1.7 million from SCFCo and $4.0 million from Avion.
•The Company received capital distributions of $3.5 million from SeaJon.
•The Company received $5.0 million from the sale of a controlling interest in a subsidiary.

•The Company received payments on third-party leases and notes receivables of $24.5 million.
•On July 3, 2017, the Company acquired all of the equity of ISH for a net purchase price of ($5.9) million, net of cash acquired of $16.4 million.
During 2017, net cash provided by investing activities of discontinued operations was $2.7 million primarily as follows:
•Offshore Marine Services used net cash of $17.3 million related to the purchase and sale of equipment.
•Illinois Corn Processing used net cash of $1.2 million for the purchase of equipment.
•Offshore Marine Services received net cash of $4.1 million from construction reserve funds and restricted cash.
•Offshore Marine Services received net distributions of $5.0 million from its 50% or less owned companies.
•Offshore Marine Services used $7.8 million for business consolidations and acquisitions.
•The Company received $19.9 million from the sale of its controlling interest in Illinois Corn Processing.
Financing Activities
During 2019, net cash used in financing activities of continuing operations was $155.5 million. The Company:
•purchased $57.2 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $56.2 million of which $56.0 million was allocated to the debt and $0.1 million was allocated to the conversion option embedded in the 3.0% Convertible Senior Notes;
•borrowed $25.0 million and repaid $25.0 million under the SEACOR Revolving Credit Facility and incurred issuance costs of $2.2 million;
•repaid $88.0 million under the SEA-Vista 2015 Credit Facility;
•borrowed $100.0 million under the SEA-Vista 2019 Credit Facility and incurred issuance costs of $2.1 million;
•made other scheduled payments on long-term debt of $0.6 million;
•paid dividends to noncontrolling interests in subsidiaries of $5.2 million;
•acquired 3,912 shares of Common Stock for treasury for an aggregate purchase price of $0.1 million;
•acquired 8,338 shares of Common Stock for treasury for an aggregate purchase price of $0.4 million from its employees to cover their tax withholding obligations related to the vesting of equity awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors;
•received $6.9 million from share award plans; and
•paid $107.7 million in cash and issued 1,500,000 shares of Common Stock in exchange for subsidiary shares from noncontrolling interests.
During 2018, net cash used in financing activities of continuing operations was $224.8 million. The Company:
•purchased $5.7 million in principal amount of its 7.375% Senior Notes for $5.9 million. On October 31, 2018, the Company redeemed the remaining $147.4 million in principal amount of its 7.375% Senior Notes for $153.0 million including a make-whole premium of $5.6 million;
•purchased $4.9 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $4.7 million;
•repaid $47.7 million under the SEA-Vista 2015 Credit Facility;
•repaid the outstanding balance of $12.2 million under the ISH Term Loan;
•repaid the outstanding balance of $1.4 million of other debt assumed in the ISH acquisition;
•made other scheduled payments on long-term debt of $0.6 million;
•incurred costs of $2.5 million related to the exchange of $117.8 million aggregate principal amount of the Company’s outstanding 3.0% Convertible Senior Notes for a like principal amount of new 3.25% Convertible Senior Notes;

•paid dividends to noncontrolling interests in subsidiaries of $5.1 million; and
•received $8.4 million from share award plans.
During 2017, net cash used in financing activities of continuing operations was $249.6 million. The Company:
•purchased $7.6 million in principal amount of its 7.375% Senior Notes for $7.7 million;
•purchased $61.7 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $61.9 million. Consideration of $60.5 million was allocated to the settlement of the long-term debt and $1.4 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes. In addition, the Company purchased $31.0 million in principal amount of its 2.5% Convertible Senior Notes that were validly surrendered in the Company’s offer to purchase such notes for total consideration of $31.0 million;
•borrowed $44.9 million and repaid $188.4 million under the SEA-Vista 2015 Credit Facility;
•repaid $12.8 million under the ISH Credit Facility;
•made other scheduled payments on long-term debt and capital lease obligations of $3.0 million;
•acquired 212,659 shares of Common Stock for treasury for an aggregate purchase price of $12.3 million from its employees to cover their tax withholding obligations related to share award transactions. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors; and
•received $22.6 million from share award plans.
During 2017, net cash used in financing activities of discontinued operations was $7.1 million primarily due to a $7.4 million dividend payment to noncontrolling interests made by ICP.
Short and Long-Term Liquidity Requirements
The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program and debt service requirements, the Company believes that a combination of cash balances on hand, cash generated from operating activities, funding under the Company's revolving credit facilities and access to the credit and capital markets will provide sufficient liquidity to meet its obligations. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to the credit and capital markets on acceptable terms. Management will continue to closely monitor the Company’s liquidity and the credit and capital markets.
Off-Balance Sheet Arrangements
On occasion, the Company and its partners will guarantee certain obligations on behalf of their 50% or less owned companies. As of December 31, 2019, the Company guaranteed payments on behalf of SEACOR Marine totaling $22.9 million, under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations. These guarantees continue to be contingent obligations of the Company because the beneficiary of the guarantees did not release the Company from its obligations in connection with the Spin-off and decline as payments are made by SEACOR Marine on the underlying obligations. The Company earns a fee from SEACOR Marine of 0.5% per annum on the amount of the obligations under these guarantees.

Contractual Obligations and Commercial Commitments
The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2019 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Contractual Obligations:
Long-term Debt (including principal and interest)(1)	422,750	21,621	41,827	89,806	269,496
Capital Purchase Obligations(2)	62,240	28,639	33,601	—	—
Operating Leases(3)	163,285	41,914	65,171	29,134	27,066
Purchase Obligations(4)	6,863	6,863	—	—	—
Other(5)	800	185	392	87	136
	655,938	99,222	140,991	119,027	296,698
Other Commercial Commitments:
Letters of Credit	1,242	842	—	—	400
	657,180	100,064	140,991	119,027	297,098
______________________
(1)Estimated interest payments of the Company’s borrowings are based on contractual terms and maturities. As of December 31, 2019, the holders of the Company’s 3.0% Convertible Senior Notes ($50.0 million outstanding), 2.5% Convertible Senior Notes ($64.5 million outstanding) and 3.25% Convertible Senior Notes ($117.8 million outstanding) may require the Company to repurchase the notes on November 19, 2020, December 19, 2022 and May 15, 2025, respectively. For purposes of this table, the Company has assumed holders of these notes will not exercise this option. See table in “General” above for the Company’s long-term debt principal maturities assuming the holders of the aforementioned convertible notes require the Company to repurchase the notes on those dates.
(2)Capital purchase obligations represent commitments for the purchase of property and equipment. These commitments are not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2019 as the Company has not yet received the goods or taken title to the property.
(3)Operating leases include leases of petroleum and chemical carriers, inland river towboats, harbor tugs, barges, and other property with an initial term in excess of one year.
(4)These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by the Company’s vendors within a short period of time.
(5)Other primarily includes deferred compensation arrangements.
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
As of mid-January 2020, BP has tendered approximately 2,380 claims pursuant to the Medical Settlement’s BELO provision for indemnity to ORM and approximately 230 of such claims to NRC. Recently, approximately 450 of the claims that were tendered by BP to ORM and approximately 35 of the claims tendered to NRC have been dismissed with prejudice. ORM and NRC have rejected all of BP’s indemnity demands relating to the Medical Settlement’s BELO provision and on February 14, 2019 commenced a legal action against BPXP and BP America with respect to same. That action, captioned O’Brien’s Response Management, L.L.C. et al. v. BP Exploration & Production Inc. et al., Case No. 2:19-CV-01418-CJB-JCW (E.D. La.) (the “Declaratory Judgment Action”), seeks declaratory relief that neither ORM nor NRC have any indemnity obligation to BP with respect to the exposure-based claims expressly contemplated by the Medical Settlement’s BELO provision, nor any contribution, in light of BP’s own actions and conduct over the past nine years (including its complete failure to even seek indemnity) and the resultant prejudice to ORM and NRC; that any indemnity or contribution rights BP may have once had with respect to these personal injury and exposure claims were extinguished once the Medical Settlement was approved by the MDL Court in 2013; and that the immunity already afforded to ORM and NRC via the B3 Dismissal Order and the Remaining Eleven Plaintiffs’ Dismissal Order operates to bar any indemnity or contribution claims against them by BP. BP subsequently proceeded to begin tendering personal injury claims to ORM and NRC that are being pursued by plaintiffs who opted out of the Medical Settlement and who are thus proceeding with their “B3” claims in their ordinary course (as opposed to pursuant to the Medical Settlement’s BELO provision). ORM and NRC also rejected these demands, and amended its Declaratory Judgment Action on December 11, 2019 to cover BP’s indemnity demands for these opt out claims as well.
On October 16, 2019, BP asserted four amended counterclaims against ORM and NRC, as well as two claims against ORM’s insurer (Navigators). Those amended counterclaims are breach of contract against ORM for failing to indemnify BP or name BP as an additional insured on the Navigators policy, declaratory judgment that NRC must indemnify BP under certain circumstances, and unjust enrichment against ORM and NRC. ORM and NRC moved to dismiss the last three of those counterclaims. That motion to dismiss was fully briefed as of January 10, 2020, and remains pending. The Court also ordered the parties to file simultaneous judgment on the pleadings briefs by February 14, 2020, and any oppositions by March 16, 2020.
Generally, the Company, ORM, and NRC believe that BP’s indemnity demands with respect to any “B3” claims, including those involving Medical Settlement class members invoking BELO rights and those involving Medical Settlement opt-out Plaintiffs, are untimely and improper, and intend to vigorously defend their interests. Moreover, ORM has contractual indemnity coverage for the above-referenced claims through its separate agreements with sub-contractors that worked for ORM during the DWH Response and has preserved their rights in that regard while the Declaratory Judgment Action is pending. Overall, however, the Company believes that both of BP’s settlements have reduced the potential exposure in connection with the various cases relating to the DWH Response. The Company is unable to estimate the potential exposure, if any, resulting from these claims, but does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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
Related Party Transactions
The Company manages barge pools as part of its Inland Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Companies controlled by Mr. Fabrikant, the Executive Chairman and Chief Executive Officer of SEACOR, and trusts established for the benefit of Mr. Fabrikant’s children own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. During the years ended December 31, 2019, 2018 and 2017, Mr. Fabrikant and his affiliates earned $0.5 million, $0.9 million and $0.6 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2019 and 2018, the Company owed Mr. Fabrikant and his affiliates $0.1 million and $0.5 million, respectively, for undistributed net barge pool results.
Mr. Fabrikant is a director of SEACOR Marine. The Company has provided certain transition services to SEACOR Marine related to the Spin-off and the total amount earned from these transition services during the years ended December 31, 2019, 2018 and 2017 was $0.6 million, $4.6 million and $3.5 million, respectively.
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
Revenue Recognition. The Company earns revenues from contracts with customers and from lease contracts.
Revenue from Contracts with Customers. Revenue is recognized when (or as) the Company transfers promised goods or services to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers control of the promised goods or services to its customers. Costs to obtain or fulfill a contract are expensed as incurred.
Ocean Services' revenues from contracts with customers primarily arise from voyage charters, contracts of affreightment, tariff based port and infrastructure services, unit freight logistics services, and technical ship management agreements with vessel owners. Ocean Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Voyage charters are contracts to carry cargoes on a single voyage basis for a predetermined price, regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Tariff based port and infrastructure services typically include operating harbor tugs alongside oceangoing vessels to escort them to their berth, assisting with the docking and undocking of these oceangoing vessels and escorting them back out to sea. They are contracted using prevailing port tariff terms on a per-use basis. In the unit freight logistics trade, transportation services typically include transporting shipping containers, rail cars, project cargoes, automobiles and U.S. military vehicles and are generally contracted on a per unit basis for the specified cargo and destination, typically in accordance with a publicly available tariff rate or based on a negotiated rate when moving larger volumes over an extended period. Managed services include technical ship and crew management agreements whereby Ocean Services provides technical ship and crew management services to third-party customers for a predetermined price over a specified period of time, typically a year or more.
Inland Services' revenues from contracts with customers primarily arise from contracts of affreightment, terminal operations, fleeting operations and repair and maintenance services. Inland Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Contracts of affreightment are contracts whereby customers are charged an established rate per ton to transport cargo from point-to-point. Terminal operations includes tank farms and dry bulk and container handling facilities that are marketed under contractual rates and terms driven by throughput volume. Fleeting operations includes fleeting services whereby barges are held in fleeting areas for an agreed-upon day rate and shifting services whereby harbor boats are used to pick up and drop off barges to assist in assembling tows and to move barges to and from the dock for loading and unloading at predetermined per-shift fees. Other operations primarily include a machine shop specializing in towboat and barge cleaning, repair and maintenance services that are charged on an hourly or a fixed fee basis depending on the scope and nature of the work.
Witt O’Brien’s revenues from contracts with customers primarily arise from time and material and retainer contracts. Witt O’Brien’s transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Time and material contracts primarily relate to emergency response, debris management or consulting services that Witt O’Brien’s performs for a predetermined fee. Retainer contracts, which are nearly all with vessel services operators and oil companies, are contracted based on agreed-upon rates.
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
Marketable Securities. Marketable equity securities and debt securities with readily determinable fair values are reported in the accompanying consolidated balance sheets as marketable securities. These investments are stated at fair value, as determined by their market observable prices, with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income as marketable security gains (losses), net. Short sales of marketable securities are stated at fair value in the accompanying consolidated balance sheets with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income as marketable security gains (losses), net. Long and short marketable security positions are primarily in energy, marine, transportation and other related businesses. Marketable securities are classified as trading securities for financial reporting purposes with gains and losses reported as operating activities in the accompanying consolidated statements of cash flows.
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
As of December 31, 2019, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

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

Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. As of December 31, 2019, substantially all of the Company’s goodwill is related to Witt O’Brien’s. The Company performs an annual impairment test of goodwill on October 1 of each year and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill, related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including projections of future cash flows, revenues and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. Although the Company believes its assumptions and estimates are reasonable, the Company’s actual performance against its estimates could produce different results and lead to impairment charges in future periods.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2019, a subsidiary of the Company whose functional currency is the Colombian peso had intercompany capital lease obligations of $21.4 million (70.2 billion Colombian pesos). A 10% weakening in the exchange rate of the Colombian peso against the U.S. dollar as of December 31, 2019 would result in foreign currency losses of $1.7 million, net of tax.
The Company has foreign currency exchange risks related to its barge operations conducted on rivers located in Colombia where its functional currency is the Colombian peso. Net consolidated assets of 16.0 billion Colombian pesos ($4.9 million) are included in the Company’s consolidated balance sheets as of December 31, 2019. A 10% strengthening in the exchange rate of the Colombian peso against the U.S. dollar as of December 31, 2019, would increase other comprehensive loss by $0.4 million, net of tax, due to translation.

As of December 31, 2019, the Company held marketable securities with a fair value of $7.9 million consisting of equity securities. A 10% decline in the value of the Company’s investments in marketable securities as of December 31, 2019 would result in marketable securities losses of $0.6 million, net of tax.
The Company’s outstanding debt is primarily in fixed interest rate instruments. Although the fair value of these debt instruments will vary with changes in interest rates, the Company’s operations are not significantly affected by interest rate fluctuations. As of December 31, 2019, the Company had variable rate debt instruments (due 2023 through 2024) totaling $100.7 million that calls for the Company to pay interest based on LIBOR plus applicable margins. The interest rates reset either monthly or quarterly. As of December 31, 2019, the average interest rate on these variable rate borrowings was 3.9%.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes are included in Part IV of this Form 10-K and incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2019. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.
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
Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2019 based on the updated framework set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by the Company’s independent auditor, Grant Thornton LLP, a registered certified public accounting firm, and its attestation report thereon is included in Part IV of this Annual Report on Form 10-K and incorporated herein by reference. Grant Thornton LLP also audited the Company’s consolidated financial statements, as stated in its report accompanying the consolidated financial statements included in Part IV of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended December 31, 2019 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders SEACOR Holdings Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of SEACOR Holdings Inc., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 28, 2020 expressed unqualified opinion on those financial statements.
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
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders SEACOR Holdings Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of SEACOR Holdings Inc., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Trailer Bridge, Inc., a joint venture, the investment in which is accounted for by the equity method of accounting. The investment in Trailer Bridge, Inc. was $56,770,417 and $56,363,546, respectively, of consolidated total assets as of December 31, 2019 and 2018, and the equity in its net income was $321,428 and $7,141,529, respectively, of consolidated net income for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Trailer Bridge, Inc., is based solely on the report of other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2020 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of FASB Accounting Standards Codification (Topic 842), Leases.
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
Critical audit matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment in 50% or less owned company
As described in Notes 1 and 4 to the consolidated financial statements, the Company has an investment in a 50% or less owned company in the amount of approximately $34 million. This investment is reviewed at least quarterly by the Company to assess whether there is an other-than-temporary decline in the carrying value of the investment. The Company considers recent and projected financial performance and returns as well as the value of underlying collateral in determining the estimated fair value of the investment. We identified that the recoverability of one investment included within investments in 50% or less owned companies as a critical audit matter.
The principal considerations for our determination that this investment being recoverable was a critical audit matter is that the company is located in a foreign jurisdiction and has had significant losses in the current period. The determination of recoverability of the investment requires management to utilize subjective assumptions to estimate the fair value of the investment. This estimation process required a high degree of auditor judgment and an increased extent of effort, including the need to involve valuation specialists.
Our audit procedures related to this investment being recoverable included the following, among others. We tested the design and operating effectiveness of key controls relating to management’s impairment assessment process. We visited the foreign location of the investment. We reviewed forecasts prepared by management to support the valuation. We reviewed a valuation prepared by a specialist of the underlying collateral for the investment and tested the assumptions utilized. We involved valuation professionals with the specialized skills and knowledge to review the valuation models used by management as well as key assumptions.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2017.
Fort Lauderdale, Florida
February 28, 2020

SEACOR HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$77,222	$144,221
Restricted cash and restricted cash equivalents	1,222	2,991
Marketable securities	7,936	30,316
Receivables:
Trade, net of allowance for doubtful accounts of $2,871 and $3,481 in 2019 and 2018, respectively	194,022	171,828
Other	38,881	38,881
Inventories	5,255	4,530
Prepaid expenses and other	6,971	5,382
Total current assets	331,509	398,149
Property and Equipment:
Historical cost	1,442,382	1,407,329
Accumulated depreciation	(624,024)	(560,819)
Net property and equipment	818,358	846,510
Operating Lease Right-of-Use Assets	144,539	—
Investments, at Equity, and Advances to 50% or Less Owned Companies	157,108	156,886
Construction Reserve Funds	—	3,908
Goodwill	32,701	32,708
Intangible Assets, Net	20,996	24,551
Other Assets	7,761	8,312
	$1,512,972	$1,471,024
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$58,854	$8,497
Current portion of long-term operating lease liabilities	36,011	—
Accounts payable and accrued expenses	57,595	59,607
Accrued wages and benefits	20,730	21,203
Accrued interest	1,030	1,184
Accrued capital, repair and maintenance expenditures	3,213	3,254
Other current liabilities	32,528	30,018
Total current liabilities	209,961	123,763
Long-Term Debt	255,612	346,128
Long-Term Operating Lease Liabilities	108,295	—
Deferred Income Taxes	105,661	94,420
Deferred Gains and Other Liabilities	20,929	52,871
Total liabilities	700,458	617,182
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized; 40,819,892 and 39,001,924 shares issued in 2019 and 2018, respectively	408	390
Additional paid-in capital	1,661,002	1,596,642
Retained earnings	517,106	474,809
Shares held in treasury of 20,643,724 and 20,671,627 in 2019 and 2018, respectively, at cost	(1,365,792)	(1,366,773)
Accumulated other comprehensive loss, net of tax	(998)	(914)
	811,726	704,154
Noncontrolling interests in subsidiaries	788	149,688
Total equity	812,514	853,842
	$1,512,972	$1,471,024

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	For the years ended December 31,
	2019	2018	2017
			As Adjusted
Operating Revenues	$799,966	$835,750	$650,847
Costs and Expenses:
Operating	583,633	591,848	433,837
Administrative and general	105,517	102,907	103,106
Depreciation and amortization	68,571	74,579	75,058
	757,721	769,334	612,001
Gains on Asset Dispositions and Impairments, Net	2,910	19,583	11,637
Operating Income	45,155	85,999	50,483
Other Income (Expense):
Interest income	7,471	8,730	8,547
Interest expense	(19,233)	(31,683)	(41,530)
Debt extinguishment losses, net	(2,244)	(11,626)	(819)
Marketable security gains (losses), net	18,394	(12,431)	(1,782)
Derivative gains	—	—	19,727
Foreign currency gains (losses), net	(312)	(2,264)	323
Other, net	(134)	54,964	256
	3,942	5,690	(15,278)
Income from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	49,097	91,689	35,205
Income Tax Expense (Benefit):
Current	1,660	23,928	(15,712)
Deferred	8,169	(15,513)	(51,477)
	9,829	8,415	(67,189)
Income from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	39,268	83,274	102,394
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(5,250)	(72)	2,952
Income from Continuing Operations	34,018	83,202	105,346
Loss from Discontinued Operations, Net of Tax	—	—	(23,637)
Net Income	34,018	83,202	81,709
Net Income attributable to Noncontrolling Interests in Subsidiaries	7,244	25,054	20,066
Net Income attributable to SEACOR Holdings Inc.	$26,774	$58,148	$61,643

Net Income (Loss) attributable to SEACOR Holdings Inc.:
Continuing Operations	$26,774	$58,148	$82,849
Discontinued Operations	—	—	(21,206)
	$26,774	$58,148	$61,643

Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$1.41	$3.22	$4.77
Discontinued Operations	—	—	(1.22)
	$1.41	$3.22	$3.55
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.:
Continuing Operations	$1.38	$3.04	$4.24
Discontinued Operations	—	—	(0.93)
	$1.38	$3.04	$3.31
Weighted Average Common Shares Outstanding:
Basic	18,949,981	18,080,778	17,368,081
Diluted	20,306,332	19,575,689	22,934,158

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2019	2018	2017
Net Income	$34,018	$83,202	$81,709
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses), net	(83)	(406)	1,965
Reclassification of foreign currency translation losses to foreign currency gains (losses), net	—	15	—
Derivative gains (losses) on cash flow hedges	67	—	(389)
Reclassification of derivative losses on cash flow hedges to interest expense	—	—	33
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	—	—	109
Other	—	—	(11)
	(16)	(391)	1,707
Income tax (expense) benefit	(68)	22	(702)
	(84)	(369)	1,005
Comprehensive Income	33,934	82,833	82,714
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	7,244	25,054	20,227
Comprehensive Income attributable to SEACOR Holdings Inc.	$26,690	$57,779	$62,487

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Year Ended December 31, 2016	$379	$1,518,635	$910,723	$(1,357,331)	$(11,514)	$135,376	$1,196,268
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,443	—	—	1,443
Exercise of stock options	6	21,148	—	—	—	—	21,154
Director stock awards	—	83	—	—	—	—	83
Restricted stock	2	(2)	—	—	—	—	—
Exercise of conversion option in convertible debt	—	3	—	—	—	—	3
Distribution of SEACOR Marine stock to shareholders	—	2,656	(521,859)	—	10,125	(18,613)	(527,691)
Distribution of Dorian shares to shareholders	—	—	(31,379)	—	—	—	(31,379)
Purchase of conversion option in convertible debt, net of tax	—	(927)	—	—	—	—	(927)
Purchase of treasury shares	—	—	—	(12,300)	—	—	(12,300)
Amortization of share awards	—	32,419	—	—	—	—	32,419
Cancellation of restricted stock	—	112	—	(112)	—	—	—
Purchase of subsidiary shares from noncontrolling interests, net of tax	—	(1,114)	—	—	—	(2,579)	(3,693)
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	17,374	17,374
Disposition of subsidiary with noncontrolling interests	—	—	—	—	—	(14,673)	(14,673)
Distributions to noncontrolling interests	—	—	—	—	—	(7,434)	(7,434)
Net Income	—	—	61,643	—	—	20,066	81,709
Other comprehensive income	—	—	—	—	844	161	1,005
Year Ended December 31, 2017	387	1,573,013	419,128	(1,368,300)	(545)	129,678	753,361
Impact of adoption of accounting principle	—	—	(2,467)	—	—	—	(2,467)
December 31, 2017, As adjusted	387	1,573,013	416,661	(1,368,300)	(545)	129,678	750,894
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,527	—	—	1,527
Exercise of stock options	2	6,881	—	—	—	—	6,883
Director stock awards	—	140	—	—	—	—	140
Restricted stock	1	(1)	—	—	—	—	—
Net issuance of conversion option on exchange of convertible debt, net of tax	—	12,735	—	—	—	—	12,735
Purchase of conversion option in convertible debt, net of tax	—	(33)	—	—	—	—	(33)
Amortization of share awards	—	3,907	—	—	—	—	3,907
Purchase of subsidiary shares from noncontrolling interests, net of tax	—	—	—	—	—	(29)	(29)
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	96	96
Distributions to noncontrolling interests	—	—	—	—	—	(5,111)	(5,111)
Net Income	—	—	58,148	—	—	25,054	83,202
Other comprehensive loss	—	—	—	—	(369)	—	(369)
Year Ended December 31, 2018	390	1,596,642	474,809	(1,366,773)	(914)	149,688	853,842
Impact of adoption of accounting principle, net of tax	—	—	15,523	—	—	9,836	25,359
December 31, 2018, As adjusted	390	1,596,642	490,332	(1,366,773)	(914)	159,524	879,201

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(in thousands)
	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,695	—	—	1,695
Exercise of stock options	1	5,243	—	—	—	—	5,244
Director stock awards	—	97	—	—	—	—	97
Restricted stock	2	(2)	—	—	—	—	—
Purchase of conversion option in convertible debt, net of tax	—	(115)	—	—	—	—	(115)
Purchase of treasury shares	—	—	—	(525)	—	—	(525)
Amortization of share awards	—	5,134	—	—	—	—	5,134
Cancellation of restricted stock	—	189	—	(189)	—	—	—
Purchase of subsidiary shares from noncontrolling interests, net of tax	15	53,814	—	—	—	(160,818)	(106,989)
Distributions to noncontrolling interests	—	—	—	—	—	(5,162)	(5,162)
Net Income	—	—	26,774	—	—	7,244	34,018
Other comprehensive loss	—	—	—	—	(84)	—	(84)
Year Ended December 31, 2019	$408	$1,661,002	$517,106	$(1,365,792)	$(998)	$788	$812,514

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities of Continuing Operations:
Income from Continuing Operations	$34,018	$83,202	$105,346
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	68,571	74,579	75,058
Amortization of operating lease right-of-use assets	42,863	—	—
Amortization of deferred gains on sale leaseback transactions	—	(12,774)	(15,035)
Debt discount and issuance cost amortization, net	6,484	7,829	12,997
Amortization of share awards	5,134	3,907	32,419
Director stock awards	97	140	83
Bad debt expense (income)	2,021	2,067	(175)
Gains on asset dispositions and impairments, net	(2,910)	(19,583)	(11,637)
Debt extinguishment losses, net	2,244	11,626	819
Marketable security (gains) losses, net	(18,394)	12,431	1,782
Purchases of marketable securities	(5,752)	—	(1,720)
Proceeds from sale of marketable securities	46,526	14	674
Derivative gains	—	—	(19,727)
Cash settlements on derivative transactions, net	—	—	255
Foreign currency (gains) losses, net	312	2,264	(323)
Deferred income tax expense (benefit)	8,169	(15,513)	(51,477)
Equity in (earnings) losses of 50% or less owned companies, net of tax	5,250	72	(2,952)
Dividends received from 50% or less owned companies	100	5,907	12,891
Other, net	—	(53,902)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(30,385)	(63,764)	2,195
Increase in prepaid expenses and other assets	(6,698)	(1,577)	(8,174)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(38,377)	12,503	(25,724)
Net cash provided by operating activities of continuing operations	119,273	49,428	107,575
Cash Flows from Investing Activities of Continuing Operations:
Purchases of property and equipment	(37,786)	(50,272)	(114,595)
Proceeds from disposition of property and equipment	2,452	16,100	164,789
Investments in and advances to 50% or less owned companies	(5,960)	(20,586)	(9,663)
Return of investments and advances from 50% or less owned companies	3,677	8,988	15,568
Proceeds on sale of 50% or less owned companies	—	78,015	—
Proceeds on sale of a controlling interest in a subsidiary	—	—	5,000
Payments received on third party leases and notes receivable, net	1,141	506	24,485
Deposits into construction reserve funds	—	—	(13,807)
Withdrawals from construction reserve funds	3,908	47,431	38,221
Business acquisitions, net of cash acquired	—	310	5,868
Net cash provided by (used in) investing activities of continuing operations	(32,568)	80,492	115,866

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
	For the years ended December 31,
	2019	2018	2017
Cash Flows from Financing Activities of Continuing Operations:
Payments on long-term debt	(169,625)	(225,541)	(303,485)
Proceeds from issuance of long-term debt, net of offering costs	120,740	(2,495)	44,900
Purchase of conversion option in convertible debt	(146)	(33)	(1,354)
Common stock acquired for treasury	(525)	—	(12,300)
Proceeds and tax benefits from share award plans	6,939	8,410	22,597
Purchase of subsidiary shares from noncontrolling interests	(107,692)	(29)	—
Distributions to noncontrolling interests	(5,162)	(5,111)	(4)
Net cash used in financing activities of continuing operations	(155,471)	(224,799)	(249,646)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(2)	(137)	956
Net Decrease in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents from Continuing Operations	(68,768)	(95,016)	(25,249)
Cash Flows from Discontinued Operations:
Operating Activities	—	—	12,811
Investing Activities	—	—	2,720
Financing Activities	—	—	(7,149)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	208
Net Increase in Cash and Cash Equivalents from Discontinued Operations	—	—	8,590
Net Decrease in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(68,768)	(95,016)	(16,659)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Year	147,212	242,228	258,887
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Year	78,444	147,212	242,228
Restricted Cash and Restricted Cash Equivalents, End of Year	1,222	2,991	2,982
Cash and Cash Equivalents, End of Year	$77,222	$144,221	$239,246
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
Ocean Transportation & Logistics Services (“Ocean Services”). Ocean Services owns and operates a diversified fleet of bulk transportation, port and infrastructure, and logistics assets, including U.S. coastwise eligible vessels and vessels trading internationally. Ocean Services owns and operates U.S.-flag petroleum and chemical carriers servicing the U.S. coastwise crude oil, petroleum products and chemical trades. Ocean Services’ dry bulk vessels also operate in the U.S. coastwise trade. Ocean Services’ port and infrastructure services assist deep-sea vessels docking in U.S. Gulf and East Coast ports, providing ocean towing services between U.S. ports and providing oil terminal support and bunkering operations in St. Eustatius and the Bahamas. Ocean Services’ logistics services include U.S.-flag Pure Car/Truck Carriers (“PCTCs”) operating globally under the U.S. Maritime Security Program (“MSP”) and liner, short-sea, rail car and project cargo transportation and logistics solutions to and from ports in the Southeastern United States, the Caribbean (including Puerto Rico), the Bahamas and Mexico. Ocean Services also provides technical ship management services for third-party vessel owners. Ocean Services contributed 53%, 50% and 54% of the Company's consolidated operating revenues during the years ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2019, one Ocean Services (U.S. Federal Government) customer accounted for $79.6 million, or 10%, of the Company's consolidated operating revenues.
Inland Transportation & Logistics Services (“Inland Services”). Inland Services markets and operates domestic river transportation equipment, and owns fleeting and high-speed multi-modal terminal locations adjacent to and along the U.S. Inland Waterways, primarily in the St. Louis, Memphis and Baton Rouge areas. Inland Services’ barges are primarily used for moving agricultural and industrial commodities and containers on the U.S. Inland Waterways, the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Internationally, Inland Services also owns inland river liquid tank barges that operate on the Magdalena River in Colombia. These barges primarily transport petroleum products. Inland Services also has a 50% interest in dry-cargo barge operations on the Parana-Paraguay Waterway in Brazil, Bolivia, Paraguay, Argentina and Uruguay primarily transporting agricultural and industrial commodities, a 63% interest in towboat operations on the U.S. Inland Waterways and a 50% interest in grain terminals/elevators along the U.S. Inland waterways. Inland Services contributed 33%, 34% and 38% of the Company's consolidated operating revenues during the years ended December 31, 2019, 2018 and 2017, respectively.
Witt O’Brien’s. Witt O’Brien’s provides crisis and emergency management services for both the public and private sectors. These services strengthen clients’ resilience and assist their response to natural and man-made disasters by enhancing their ability to prepare for, respond to and recover from such disasters, while mitigating the impact of future disruptions on operations and helping communities build back stronger. Witt O’Brien’s contributed 13%, 16% and 8% of the Company's consolidated operating revenues during the years ended December 31, 2019, 2018 and 2017, respectively.
Other. The Company’s Other business segment includes CLEANCOR Energy Solutions LLC (“Cleancor”), a full service provider that designs, develops and maintains alternative energy and power solutions for end users looking to displace legacy petroleum-based fuels and adopt energy supplies that have a favorable environmental footprint. Cleancor provides liquefied natural gas (“LNG”) and compressed natural gas (“CNG”) fuel supply and logistics to commercial, industrial, agricultural and transportation customers and provides natural gas during pipeline supply interruptions due to planned maintenance or other curtailments (see Note 2). Other also has activities that primarily include noncontrolling investments in various other businesses, primarily sales, storage, and maintenance support for general aviation in Asia and an agricultural commodity trading and logistics business that is primarily focused on the global origination, and trading and merchandising of sugar and other commodities.
Discontinued Operations. The Company reports the historical financial position, results of operations and cash flows of disposed businesses as discontinued operations when it has no continuing interest in the business. On June 1, 2017, the Company completed the spin-off of SEACOR Marine Holdings Inc. (“SEACOR Marine”), the company that operated SEACOR’s Offshore Marine Services business segment, by means of a dividend of all the issued and outstanding common stock of SEACOR Marine to SEACOR’s shareholders (the “Spin-off”). SEACOR Marine is now an independent company whose common stock is listed on the New York Stock Exchange under the symbol “SMHI.” For all periods presented herein, the Company has reported the historical results of operations and cash flows of SEACOR Marine as discontinued operations (see Note 19).
On July 3, 2017, the Company completed the sale of its 70% interest in Illinois Corn Processing LLC (“ICP”), the company that operated SEACOR’s Illinois Corn Processing business segment. The Company received $21.0 million in cash and a note from the buyer for $32.8 million, after working capital adjustments, resulting in a gain of $10.9 million, net of tax. On September 15, 2017, the Company received payment of the outstanding balance of the note, including accrued and unpaid interest. For all periods presented herein, the Company has reported the historical results of operations and cash flows of ICP as discontinued operations (see Note 19).
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
Acquisition of Noncontrolling Interest. On August 2, 2019, the Company, through certain subsidiaries, became the sole owner of the SEA-Vista joint venture by acquiring the 49% interest (the “Remaining SEA-Vista Interest”) that had been owned by ACP III Tankers, LLC (the "Seller"), an affiliate of Avista Capital Partners. As consideration for the Remaining SEA-Vista Interest, SEACOR issued 1,500,000 shares of Common Stock to the Seller (the "Consideration Shares"), in a noncash transaction, and the Company paid $107.7 million  in cash, inclusive of expenses related to the transaction (see Notes 12 and 13).
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
Adoption of New Accounting Standards. On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Topic 842, Leases (“Topic 842”) using a modified prospective approach and implemented internal controls and systems to enable the preparation of financial information upon adoption. The Company elected the available practical expedients permitted under the guidance including the option to not separate lease and nonlease components in calculating the right-of-use assets and corresponding lease liabilities and to not apply the recognition requirements of Topic 842 to short-term leases (leases that have a duration of twelve months or less at lease inception). Generally, it was not possible for the Company to determine the interest rate implicit in each of its operating leases and therefore used its incremental borrowing rate in calculating operating lease right-of-use assets and lease liabilities. The Company assigned its leases to portfolios based on the remaining term at the time of adoption and applied a single rate to each portfolio of leases as the result was not materially different than using a specific discount rate for each individual lease. The Company included renewal options that were reasonably certain of being exercised in determining the lease term. Upon adoption, the Company recorded operating lease right-of-use assets and lease liabilities of $175.0 million for certain of its equipment, offices, real property and land leases (see

Note 8). In addition, the Company recognized a cumulative-effect adjustment of $25.4 million, net of tax, to the opening balance of retained earnings primarily for previously deferred gains related to sale-leaseback transactions.
On January 1, 2018, the Company adopted Financial Accounting Standard Board (“FASB”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). As a consequence of adopting Topic 606, the Company now recognizes all of the operating revenues and expenses associated with the dry-cargo barge pools it manages along with additional operating expenses reflective of barge pool earnings attributable to third-party barge owners and not the Company in its capacity as manager. Under Topic 606, the Company determined it was a principal with respect to the third-party barge owners. Previously, the Company recognized operating revenues and expenses only for its proportionate share of the barge pools in which it participated, as it acted as an agent. All prior periods have been adjusted to reflect the retrospective adoption of Topic 606, which resulted in additional revenues and operating expenses of $73.0 million for the year ended December 31, 2017. The adoption of Topic 606 had no impact on previously reported balance sheets, operating income, net income or earnings (loss) per share.
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
Revenue Recognition. The Company earns revenues from contracts with customers and from lease contracts.
Revenue from Contracts with Customers. Revenue is recognized when (or as) the Company transfers promised goods or services to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers control of the promised goods or services to its customers. Costs to obtain or fulfill a contract are expensed as incurred.
Ocean Services' revenues from contracts with customers primarily arise from voyage charters, contracts of affreightment, tariff based port and infrastructure services, unit freight logistics services, and technical ship management agreements with vessel owners (see Note 18). Ocean Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Voyage charters are contracts to carry cargoes on a single voyage basis for a predetermined price, regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Tariff based port and infrastructure services typically include operating harbor tugs alongside oceangoing vessels to escort them to their berth, assisting with the docking and undocking of these oceangoing vessels and escorting them back out to sea. They are contracted using prevailing port tariff terms on a per-use basis. In the unit freight logistics trade, transportation services typically include transporting shipping containers, rail cars, project cargoes, automobiles and U.S. military vehicles and are generally contracted on a per unit basis for the specified cargo and destination, typically in accordance with a publicly available tariff rate or based on a negotiated rate when moving larger volumes over an extended period. Managed services include technical ship and crew management agreements whereby Ocean Services provides technical ship and crew management services to third-party customers for a predetermined price over a specified period of time, typically a year or more.
Inland Services' revenues from contracts with customers primarily arise from contracts of affreightment, terminal operations, fleeting operations and repair and maintenance services (see Note 18). Inland Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Contracts of affreightment are contracts whereby customers are charged an established rate per ton to transport cargo from point-to-point. Terminal operations includes tank farms and dry bulk and container handling facilities that are marketed under contractual rates and terms driven by throughput volume. Fleeting operations includes fleeting services whereby barges are held in fleeting areas for an agreed-upon day rate and shifting services whereby harbor boats are used to pick up and drop off barges to assist in assembling tows and to move barges to and from the dock for loading and unloading at predetermined per-shift fees. Other operations primarily include a machine shop specializing in towboat and barge cleaning, repair and maintenance services that are charged on an hourly or a fixed fee basis depending on the scope and nature of the work.
Witt O’Brien’s revenues from contracts with customers primarily arise from time and material and retainer contracts (see Note 18). Witt O’Brien’s transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Time and material contracts primarily relate to emergency response, debris management or consulting services that Witt O’Brien’s performs for a predetermined fee. Retainer contracts, which are nearly all with vessel services operators and oil companies, are contracted based on agreed-upon rates.

The Company’s Other business segment includes Cleancor, which primarily earns revenues from the sale of liquefied natural gas (see Note 18). Under these arrangements, control of the goods are transferred to the customer and performance obligations are satisfied at a point in time, and therefore revenue is recognized upon delivery while any related costs are expensed as incurred.
Contract liabilities from contracts with customers arise when the Company has received consideration prior to performance and are included in other current liabilities in the accompanying consolidated balance sheets. The Company’s contract liability activity for the years ended December 31, were as follows (in thousands):

	2019	2018
Balance at beginning of period	$968	$983
Previously deferred revenues recognized upon completion of performance obligations during the period	(968)	(983)
Net contract liabilities arising during the period	794	968
Balance at end of period	$794	$968
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
Marketable Securities. Marketable equity securities and debt securities with readily determinable fair values are reported in the accompanying consolidated balance sheets as marketable securities. These investments are stated at fair value, as determined by their observable market prices, with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income as marketable security gains (losses), net. Short sales of marketable securities are stated at fair value in the accompanying consolidated balance sheets with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income as marketable security gains (losses), net. Long and short marketable security positions are primarily in energy, marine, transportation and other related businesses. Marketable securities are classified as trading securities for financial reporting purposes with gains and losses reported as operating activities in the accompanying consolidated statements of cash flows.
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
Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of income as derivative gains. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying consolidated statements of income as derivative gains. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying consolidated statements of income as derivative gains. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s 50% or less owned companies are also reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage, with reclassifications and ineffective portions being included in equity in earnings (losses) of 50% or less owned companies, net of tax, in the accompanying consolidated statements of income.
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
Inventories. Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of fuel and fuel oil consumed by the Company’s vessels in its Ocean Services and Inland Services business segments. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market. During the years ended December 31, 2019, 2018 and 2017, the Company had no market write-downs of inventory.
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
As of December 31, 2019, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

Petroleum and chemical carriers - U.S.-flag	25
Bulk carriers - U.S.-flag	25
Harbor and offshore tugs	25
Ocean liquid tank barges	25
Short-sea container/RORO(1) vessels	20
Inland river dry-cargo and specialty barges	20
Inland river liquid tank barges	25
Inland river towboats and harbor boats	25
Terminal and fleeting facilities	20
______________________
(1)Roll On/Roll Off.

The Company’s major classes of property and equipment as of December 31, were as follows (in thousands):

	Historical Cost(1)	Accumulated Depreciation	Net Book Value
2019
Ocean Services:
Petroleum and chemical carriers - U.S.-flag	$649,795	$(267,894)	$381,901
Harbor and offshore tugs - U.S.-flag	133,419	(47,637)	85,782
Harbor tugs - Foreign-flag	45,379	(16,067)	29,312
Ocean liquid tank barges - U.S.-flag	39,238	(16,171)	23,067
Short-sea container/RORO - Foreign-flag	27,073	(11,990)	15,083
Bulk carriers - U.S.-flag	13,000	(9,800)	3,200
Other(2)	21,516	(10,994)	10,522
Construction in Progress	2,847	—	2,847
	932,267	(380,553)	551,714
Inland Services:
Dry-cargo barges	225,278	(118,615)	106,663
Specialty barges	3,828	(2,344)	1,484
Liquid tank barges	19,784	(3,684)	16,100
Towboats	62,207	(4,981)	57,226
Harbor boats	19,296	(9,324)	9,972
Terminal and fleeting facilities	103,455	(65,960)	37,495
Other(2)	27,536	(11,388)	16,148
Construction in Progress	7,736	—	7,736
	469,120	(216,296)	252,824
Witt O’Brien’s:
Other(2)	1,134	(993)	141
Other:
Other(3)	8,897	(2,450)	6,447
Corporate and Eliminations:
Other(2)	30,964	(23,732)	7,232
	$1,442,382	$(624,024)	$818,358
______________________
(1)Includes property and equipment acquired in business acquisitions at acquisition date fair value.
(2)Includes land and buildings, leasehold improvements, fixed-wing aircraft, vehicles and other property and equipment.
(3)Includes LNG Equipment and other property and equipment.

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
______________________
(1)Includes property and equipment acquired in business acquisitions at acquisition date fair value.
(2)Includes land and buildings, leasehold improvements, fixed-wing aircraft, vehicles and other property and equipment.
(3)Includes LNG Equipment and other property and equipment.
During the years ended December 31, 2019, 2018 and 2017, depreciation expense totaled $65.0 million, $69.9 million and $72.1 million, respectively.
Equipment maintenance and repair costs and the costs of routine overhauls, dry-dockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the years ended December 31, 2019, 2018 and 2017, capitalized interest totaled $0.1 million, $0.2 million and $2.7 million, respectively.
As of December 31, 2019, the Company’s construction in progress totaling $12.5 million primarily consisted of the construction of harbor tugs, inland river towboats and other Inland Services equipment, and is included in historical cost in the accompanying consolidated balance sheets.
Intangible Assets. The Company’s intangible assets primarily arose from business acquisitions (see Note 2) and consist of trademarks and tradenames, customer relationships and acquired contractual rights. These intangible assets are amortized over their estimated useful lives generally ranging from one to 15 years. During the years ended December 31, 2019, 2018 and 2017, the Company recognized amortization expense of $3.6 million, $4.7 million and $2.9 million, respectively.

The Company’s intangible assets by type were as follows (in thousands):

	Trademark/ Tradenames	Customer Relationships	Acquired Contractual Rights	Total
	Gross Carrying Value
Year Ended December 31, 2017	$3,324	$15,365	$18,358	$37,047
Acquired intangible assets	—	1,120	—	1,120
Fully amortized intangible assets	—	(1,120)	—	(1,120)
Year Ended December 31, 2018	3,324	15,365	18,358	37,047
Acquired intangible assets	—	—	—	—
Year Ended December 31, 2019	$3,324	$15,365	$18,358	$37,047

	Accumulated Amortization
Year Ended December 31, 2017	$(1,980)	$(5,146)	$(1,815)	$(8,941)
Amortization expense	(332)	(2,402)	(1,941)	(4,675)
Fully amortized intangible assets	—	1,120	—	1,120
Year Ended December 31, 2018	(2,312)	(6,428)	(3,756)	(12,496)
Amortization expense	(332)	(1,282)	(1,941)	(3,555)
Year Ended December 31, 2019	$(2,644)	$(7,710)	$(5,697)	$(16,051)
Weighted average remaining contractual life, in years	2.0	7.1	7.1	6.9
Future amortization expense of intangible assets for each of the years ended December 31, is as follows (in thousands):

2020	$3,555
2021	3,571
2022	2,866
2023	2,852
2024	2,833
Years subsequent to 2024	5,319
$20,996
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the years ended December 31, 2019 and 2018, the Company did not recognize any impairment charges related to its property and equipment held for use. During the year ended December 31, 2017, the Company recognized impairment charges of $0.4 million related to property and equipment held for use, which are included in gains (losses) on asset dispositions and impairments, net in the accompanying consolidated statements of income.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the year ended December 31, 2019, the Company did not recognize any impairment charges related to its 50% or less owned companies. During the years ended December 31, 2018 and

2017, the Company recognized impairment charges of $0.1 million and $0.9 million, respectively, related to its 50% or less owned companies, which are included in equity in earnings (losses) of 50% or less owned companies, net of tax in the accompanying consolidated statements of income (see Note 4).
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. As of December 31, 2019, substantially all of the Company’s goodwill is related to Witt O’Brien’s. The Company performs an annual impairment test of goodwill on October 1 of each year and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill, related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including projections of future cash flows, revenues and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. Although the Company believes its assumptions and estimates are reasonable, the Company’s actual performance against its estimates could produce different results and lead to impairment charges in future periods. During the years ended December 31, 2019, 2018 and 2017, the Company did not recognize any impairment charges related to its goodwill.
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

Deferred Gains – Equipment Sale-Leaseback Transactions and Financed Equipment Sales. From time to time, the Company enters into equipment sale-leaseback transactions with finance companies or provides seller financing on sales of its equipment to third parties or 50% or less owned companies. A portion of the gains realized from these transactions is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In sale-leaseback transactions (see Note 3), gains are deferred to the extent of the present value of future minimum lease payments and are amortized as reductions to rental expense over the applicable lease terms. In financed equipment sales (see Note 3), gains are deferred to the extent that the repayment of purchase notes is dependent on the future operations of the sold equipment and are amortized based on cash received from the buyers. Deferred gain activity related to these transactions for the years ended December 31, was as follows (in thousands):

	2019	2018	2017
Balance at beginning of year	$39,102	$66,519	$74,774
Impact of adoption of accounting principle(1)	(29,207)	—	—
Deferred gains arising from equipment sales	—	—	13,336
Amortization of deferred gains included in operating expenses as a reduction to rental expense	—	(12,774)	(15,035)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(1,127)	(11,591)	(602)
Reclassification of deferred gains into historical cost on reacquired property and equipment	—	(3,052)	(5,954)
Balance at end of year	$8,768	$39,102	$66,519
______________________
(1)On January 1, 2019 the Company adopted Topic 842 and reduced deferred gains associated with sale-leaseback transactions through a beginning period retained earnings adjustment.
Deferred Gains – Equipment Sales to the Company’s 50% or Less Owned Companies. A portion of the gains realized from non-financed sales of the Company’s vessels and barges to its 50% or less owned companies is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. Effective January 1, 2009, the Company adopted new accounting rules related to the sale of its vessels and barges to its 50% or less owned companies. In most instances, these sale transactions are now considered a sale of a business in which the Company relinquishes control to its 50% or less owned companies. Subsequent to the adoption of the new accounting rules, gains are deferred only to the extent of the Company’s uncalled capital commitments and are amortized as those commitments lapse or funded amounts are returned. For transactions occurring prior to the adoption of the new accounting rules, gains were deferred and are being amortized based on the Company’s ownership interest, cash received and the applicable equipment’s useful lives. Deferred gain activity related to these transactions for the years ended December 31, was as follows (in thousands):

	2019	2018	2017
Balance at beginning of year	$4,562	$5,934	$7,649
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(1,322)	(1,372)	(1,715)
Balance at end of year	$3,240	$4,562	$5,934
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

Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Holdings Inc. Stockholders’ Equity				Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Gains (Losses) on Cash Flow Hedges, net	Other	Total	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other	Other Comprehensive Income (Loss)
Year ended December 31, 2016	$(11,593)	$75	$4	$(11,514)	$(1,613)	$(17)	$3
Discontinued Operations	10,031	94	—	10,125	1,460	4	2
Other comprehensive income (loss)	1,812	(260)	(6)	1,546	153	13	(5)	$1,707
Income tax (expense) benefit	(795)	91	2	(702)	—	—	—	(702)
Year ended December 31, 2017	(545)	—	—	(545)	—	—	—	$1,005
Other comprehensive loss	(391)	—	—	(391)	—	—	—	$(391)
Income tax benefit	22	—	—	22	—	—	—	22
Year ended December 31, 2018	(914)	—	—	(914)	—	—	—	$(369)
Other comprehensive income (loss)	(83)	67	—	(16)	—	—	—	$(16)
Income tax expense	(68)	—	—	(68)	—	—	—	(68)
Year ended December 31, 2019	$(1,065)	$67	$—	$(998)	$—	$—	$—	$(84)
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

Computations of basic and diluted earnings per common share of SEACOR for the years ended December 31, were as follows (in thousands, except share data):

	Net Income	Average o/s Shares	Per Share
2019
Basic Weighted Average Common Shares Outstanding	$26,774	18,949,981	$1.41
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	129,250
Convertible Securities(2)(3)	1,273	1,227,101
Diluted Weighted Average Common Shares Outstanding	$28,047	20,306,332	$1.38
2018
Basic Weighted Average Common Shares Outstanding	$58,148	18,080,778	$3.22
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	267,810
Convertible Securities(2)(3)	1,273	1,227,101
Diluted Weighted Average Common Shares Outstanding	$59,421	19,575,689	$3.04
2017
Basic Weighted Average Common Shares Outstanding	$61,643	17,368,081	$3.55
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	308,012
Convertible Securities	14,346	5,258,065
Diluted Weighted Average Common Shares Outstanding	$75,989	22,934,158	$3.31
______________________
(1)For the years ended December 31, 2019, 2018 and 2017, diluted earnings per common share of SEACOR excluded 827,222, 333,510 and 1,924,217, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.
(2)For the years ended December 31, 2019 and 2018 diluted earnings per common share of SEACOR excluded 928,464 and 1,946,917 shares, respectively, issuable pursuant to the Company’s 3.0% Convertible Senior Notes (see Note 7) as the effect of their inclusion in the computation would be anti-dilutive.
(3)For the years ended December 31, 2019 and 2018 diluted earnings per share of SEACOR excluded 1,553,780 and 983,351 shares, respectively, issuable pursuant to the Company’s 3.25% Convertible Senior Notes (see Note 7) as the effect of their inclusion in the computation would be anti-dilutive.
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
On August 29, 2018, the FASB issued an amendment to the accounting standards, which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customers in a software licensing arrangement. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the new standard to have a material impact on its consolidated financial position, results of operations or cash flows.
On December 18, 2019, the FASB issued an amendment to the accounting standards, which enhances and simplifies various aspects of the income tax accounting guidance including the elimination of certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.
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
ISH. On July 3, 2017, International Shipholding Corporation (“ISH”) emerged from bankruptcy pursuant to its chapter 11 plan of reorganization (the “Plan”) confirmed by the U.S. Bankruptcy Court for the Southern District of New York (the “ISH Acquisition”). Pursuant to the Plan, SEACOR Ocean Transport Inc., a wholly-owned subsidiary of SEACOR, acquired all of the equity of the reorganized ISH. Under the terms of the Plan, the Company paid consideration consisting of $10.5 million in cash, converted $18.1 million of debtor-in-possession financing into equity and assumed $28.7 million of debt primarily from a new credit facility that was secured by the assets and equity of ISH and was non-recourse to SEACOR and its subsidiaries other than ISH (see Note 7). ISH was renamed Waterman Logistics, Inc. in 2019 ("Waterman"). Waterman, through its subsidiaries, operates a diversified fleet of U.S. and foreign-flag vessels including four leased-in PCTCs and two owned U.S.-flag bulk carriers that provide worldwide and domestic maritime transportation services to commercial and governmental customers. In addition, Waterman has investments in two 50% or less owned companies that operate two foreign-flag rail ferries and a railcar repair and maintenance facility. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair value resulting in no goodwill being recorded.
Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisitions for the years ended December 31, was as follows (in thousands):

	2018	2017
Restricted cash and restricted cash equivalents	$—	$13
Trade and other receivables	1,264	15,823
Other current assets	170	2,054
Investments, at Equity, and Advances to 50% or Less Owned Companies	(5,123)	10,000
Property and Equipment	4,382	15,190
Intangible Assets	1,120	10,957
Other Assets(1)	7	(17,863)
Accounts payable and other accrued liabilities(2)	(1,609)	—
Other current liabilities	(439)	(17,214)
Long-Term Debt	—	(28,725)
Deferred Income Taxes	—	3,939
Other Liabilities	—	(42)
Noncontrolling interests in subsidiaries	(82)	—
Purchase price(3)	$(310)	$(5,868)
______________________
(1)Net of debtor-in-possession financing converted into equity of $18.1 million, in 2017.
(2)Includes $1.5 million of consideration to be paid in two installments.
(3)Purchase price is net of cash acquired totaling $3.6 million and $16.4 million in 2018 and 2017, respectively.

3. EQUIPMENT ACQUISITIONS AND DISPOSITIONS
Equipment Additions. The Company’s capital expenditures were $37.8 million, $50.3 million and $114.6 million during the years ended December 31, 2019, 2018, and 2017, respectively. Major owned equipment placed in service for the years ended December 31, were as follows:

	2019	2018	2017(1)
Petroleum and chemical carriers - U.S.-flag	—	—	3
Harbor tugs - U.S.-flag	1	5	1
Harbor tugs - Foreign-flag	—	—	2
Short-sea container/RORO - Foreign-flag	—	2	—
Inland river liquid tank barges	—	—	2
Inland river towboats	2	—	3
______________________
(1)Excludes two U.S.-flag bulk carriers acquired in the ISH acquisition (see Note 2).
Equipment Dispositions. During the year ended December 31, 2019, the Company sold property and equipment for net proceeds of $2.5 million and gains of $0.5 million. In addition, the Company recognized previously deferred gains of $2.4 million.
During the year ended December 31, 2018, the Company sold property and equipment for net proceeds of $16.1 million and gains of $6.6 million. In addition, the Company recognized previously deferred gains of $13.0 million.
During the year ended December 31, 2017, the Company sold property and equipment for net proceeds of $164.8 million and gains of $23.3 million, of which $10.0 million were recognized currently and $13.3 million were deferred (see Note 1). Equipment dispositions included the sale-leaseback of one U.S.-flag petroleum and chemical carrier for $134.9 million, with leaseback terms of 104 months and 50 dry-cargo barges for $12.5 million with leaseback terms of 84 months. Gains of $13.3 million related to the sale-leasebacks were deferred and were being amortized over the respective minimum lease periods until January 1, 2019, when the Company adopted Topic 842 (see Note 1). In addition, the Company recognized previously deferred gains of $2.3 million. The Company also recognized a loss of $0.3 million related to the total loss of one inland river specialty barge.
Major equipment dispositions for the years ended December 31, were as follows:

	2019	2018	2017
Petroleum and chemical carriers - U.S.-flag	—	1	1
Harbor tugs - U.S.-flag	—	1	—
Short-sea container/RORO - Foreign-flag	1	—	—
Inland river dry-cargo barges	—	32	50
Inland river specialty barges	—	2	2
Inland river towboats	—	—	2

4. INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Investments, at equity, and advances to 50% or less owned companies as of December 31, were as follows (in thousands):

Ownership	2019	2018
Ocean Services:
Trailer Bridge(1)	55.3%	$56,770	$56,364
RF Vessel Holdings	50.0%	15,878	10,826
Golfo de Mexico	50.0%	3,485	5,272
KSM	50.0%	1,916	1,478
78,049	73,940
Inland Services:
SCFCo	50.0%	33,705	37,219
Bunge-SCF Grain	50.0%	15,112	14,738
SCF Bunge Marine(1)	62.5%	3,990	3,144
Other	50.0%	2,285	2,796
55,092	57,897
Witt O’Brien’s:
O’Brien’s do Brazil	50.0%	1,274	472
Other:
VA&E	23.8%	10,448	13,073
Avion	39.1%	10,706	10,290
Other	40.0%	–	47.5%	1,539	1,214
22,693	24,577
$157,108	$156,886
______________________
(1)The Company’s ownership percentage represents its economic interest in the 50% or less owned company.
Combined Condensed Financial Information. Summarized financial information for the Company’s investments, at equity, excluding SCFCo and Trailer Bridge, as of and for the years ended December 31, was as follows (in thousands):

	2019	2018
Current assets	$228,420	$184,704
Noncurrent assets	101,292	77,929
Current liabilities	160,688	113,784
Noncurrent liabilities	58,413	46,503

	2019	2018	2017
Operating Revenues	$1,015,627	$786,717	$1,068,190
Costs and Expenses:
Operating and administrative	1,005,757	771,324	1,035,952
Depreciation	4,968	7,216	11,810
	1,010,725	778,540	1,047,762
Gains on Asset Dispositions and Impairments, Net	—	38	16,115
Operating Income	$4,902	$8,215	$36,543
Net Income	$2,922	$3,967	$23,383
As of December 31, 2019 and 2018, cumulative undistributed net losses of 50% or less owned companies accounted for by the equity method and included in the Company’s consolidated retained earnings were $69.8 million and $65.0 million, respectively.
Trailer Bridge. Trailer Bridge, Inc. (“Trailer Bridge”), an operator of U.S.-flag RORO and deck barges, provides marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. The Company provided secured financing to Trailer Bridge and during the year ended December 31, 2017, the Company provided advances of $2.0 million and received repayments of $6.0 million on the secured financing. As of December 31,

2017, there was no outstanding balance on the secured financing. During the years ended December 31, 2019, 2018 and 2017, the Company earned revenues of $4.0 million, $3.5 million and $3.1 million, respectively, from the time charter of one U.S.-flag offshore tug to Trailer Bridge.
RF Vessel Holdings. On July 3, 2017, as part of the ISH Acquisition (see Note 2), the Company acquired a 100% interest in Rail Ferry Vessel Holdings LLC (“RF Vessel Holdings”), which owns two foreign-flag rail ferries. On September 1, 2017, the Company sold a 50% interest in RF Vessel Holdings to G&W Agave Holdings (MI) Inc. for $1.9 million and retained a 50% ownership interest in the newly-formed joint venture. During the years ended December 31, 2019 and 2018, the Company and its partner each contributed capital of $4.7 million and $9.1 million, respectively, to RF Vessel Holdings primarily related to the construction of two new foreign-flag rail ferries with scheduled deliveries during 2021.
Golfo de Mexico. On July 3, 2017, as part of the ISH Acquisition (see Note 2), the Company acquired a 100% interest in Golfo de Mexico Rail Ferry Holdings LLC (“Golfo de Mexico”), which operates the two foreign-flag rail ferries owned by RF Vessel Holdings. On September 1, 2017, the Company sold a 50% interest in Golfo de Mexico to G&W Agave Holdings (MI) Inc. for $3.1 million and retained a 50% ownership interest in the newly-formed joint venture. During the years ended December 31, 2019 and 2018, the Company and its partner each contributed capital of $0.5 million and $4.6 million, respectively, to Golfo de Mexico. During the year ended December 31, 2017, the Company received dividends of $0.3 million from Golfo de Mexico. The Company provides Golfo de Mexico with technical, commercial, administrative and construction management services, and during the years ended December 31, 2019, 2018 and 2017, the Company received $1.8 million, $1.1 million and $0.3 million, respectively, for these services.
KSM. On April 1, 2017, the Company and Kotug Caribbean Holdings LLC formed Kotug Seabulk Maritime LLC (“KSM”). KSM operates four foreign-flag harbor tugs, two foreign-flag specialty vessels and one foreign-flag ocean liquid tank barge in Freeport, Grand Bahama, supporting terminal operations. During the years ended December 31, 2018 and 2017, the Company and its partner each contributed capital of $1.0 million and $0.3 million, respectively, to KSM. The Company provides KSM with technical, commercial and administrative management services and during the years ended December 31, 2019, 2018 and 2017, received $0.4 million, $0.4 million and $0.3 million, respectively, for these services. During the years ended December 31, 2019, 2018 and 2017, the Company earned revenues of $1.4 million, $1.3 million and $1.1 million, respectively, from the bareboat charter of two foreign-flag harbor tugs to KSM.
SeaJon. SeaJon LLC (“SeaJon”) owned an articulated tug-barge operating in the Great Lakes trade that was sold to a third party in June 2017 and, as of December 31, 2017, SeaJon had been liquidated. During the year ended December 31, 2017, the Company received capital distributions of $3.5 million and dividends of $12.5 million from SeaJon.
SCFCo. SCFCo Holdings LLC (“SCFCo”) was established to operate inland river dry-cargo barges and inland river towboats on the Parana-Paraguay Waterway and a terminal facility at Port Ibicuy, Argentina. During the year ended December 31, 2017, the Company contributed capital of $0.4 million to SCFCo. During the year ended December 31, 2017, the Company provided working capital advances and loans of $2.5 million to SCFCo and received repayments on working capital advances and loans of $1.7 million from SCFCo. During the year ended December 31, 2018, the Company received repayments on working capital advances and loans of $2.6 million from SCFCo. As of December 31, 2019, $34.3 million of working capital advances and loans remained outstanding. The Company also provides SCFCo with certain information technology services and received $0.1 million, $0.1 million and $0.1 million, respectively, for these services during the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, the Company’s carrying value of its investment in SCFCo was $20.2 million lower than its proportionate share of the underlying equity in SCFCo.
Summarized financial information for SCFCo as of and for the years ended December 31, was as follows (in thousands):

	2019	2018
Current assets	$5,878	$8,322
Noncurrent assets	113,638	121,001
Current liabilities	11,077	12,958
Noncurrent liabilities	59,717	56,078

	2019	2018	2017
Operating Revenues	$45,049	$54,486	$44,177
Costs and Expenses:
Operating and administrative	39,375	45,911	40,106
Depreciation	10,027	17,901	17,803
	49,402	63,812	57,909
Operating Loss	(4,353)	(9,326)	(13,732)
Interest expense	(6,971)	(6,573)	(6,120)
Other expense, net	(241)	(2,229)	(961)
Net Loss	$(11,565)	$(18,128)	$(20,813)
Bunge-SCF Grain. Bunge-SCF Grain LLC (“Bunge-SCF Grain”) operates terminal grain elevators in Illinois. The Company has provided Bunge-SCF Grain with working capital advances. As of December 31, 2019, the total outstanding balance of working capital advances was $7.0 million. Bunge-SCF Grain also operates and manages the Company’s grain storage and handling facility in McLeansboro, Illinois. During the years ended December 31, 2019, 2018 and 2017, the Company earned revenues of $0.7 million, $0.9 million and $1.1 million, respectively, from the lease of this terminal facility to Bunge-SCF Grain. Certain dry-cargo barge pools managed by the Company provide freight transportation to Bunge-SCF Grain and those pools received $24.9 million, $10.7 million and $7.2 million for these services during the years ended December 31, 2019, 2018 and 2017, respectively.
SCF Bunge Marine. SCF Bunge Marine LLC (“SCF Bunge Marine”) provides towing services on the U.S. Inland Waterways, primarily the Mississippi River, Illinois River, Tennessee River and Ohio River. The Company time charters eight inland river towboats to SCF Bunge Marine, of which four are bareboat chartered-in by the Company from a third-party leasing entity. The Company and its partner are required to fund SCF Bunge Marine, if necessary, to support the payment of its time charter obligations to the Company. During the years ended December 31, 2019, 2018 and 2017, the Company earned revenues of $6.8 million, $3.3 million, and $2.1 million, respectively, from the time charter of these inland river towboats to SCF Bunge Marine. During the years ended December 31, 2019 and 2018, the Company contributed capital of $0.3 million and $0.5 million, respectively, to SCF Bunge Marine. During the years ended December 31, 2018 and 2017, the Company received dividends of $4.6 million and $0.1 million, respectively, from SCF Bunge Marine. Certain dry-cargo barge pools managed by the Company obtain towing services from SCF Bunge Marine and those pools paid $53.3 million, $54.5 million and $41.4 million to SCF Bunge Marine for these services during the years ended December 31, 2019, 2018 and 2017, respectively.
Other Inland Services. The Company’s other Inland Services 50% or less owned company operates a fabrication facility. During the year ended December 31, 2019, the Company and its partner each received a noncash dividend of one specialty barge valued at $0.6 million.
O’Brien’s do Brazil. O’Brien’s do Brasil Consultoria em Emergencias e Meio Ambiente A/A (“O’Brien’s do Brazil”) is an emergency consulting organization providing preparedness, response and recovery services in Brazil. During the years ended December 31, 2019, 2018 and 2017, the Company received dividends of $0.1 million $0.2 million and $0.1 million, respectively from O’Brien’s do Brazil.
Hawker Pacific. Hawker Pacific Airservices Limited (“Hawker Pacific”) is an aviation sales and support organization and a distributor of aviation components from leading manufacturers. On April 30, 2018, the Company sold its 34.2% interest in Hawker Pacific for $78.0 million in cash and recognized a gain of $53.9 million, which is included in other, net in the accompanying consolidated statements of income. During the years ended December 31, 2018 and 2017, the Company received management fees of $0.1 million and $0.3 million respectively, from Hawker Pacific.
VA&E. VA&E Trading LLP (“VA&E”), was formed to focus on the global origination, trading and merchandising of sugar and other commodities, pairing producers and buyers and arranging for the transportation and logistics of the product. During the year ended December 31, 2019, the Company received capital distributions of $3.7 million from VA&E, which reduced the Company’s noncontrolling interest in VA&E to 23.8%. The Company provides VA&E an uncommitted credit facility of up to $3.5 million and a subordinated loan of $4.4 million. During the year ended December 31, 2017, the Company advanced $3.5 million on the uncommitted credit facility. During the year ended December 31, 2018, the Company received repayments of $5.4 million and advanced $5.4 million on the uncommitted credit facility. During the year ended December 31, 2019, the Company advanced $0.5 million to VA&E on the subordinated loan. As of December 31, 2019, outstanding advances to VA&E were $8.3 million, inclusive of accrued and unpaid interest. During the year ended December 31, 2018, the Company received dividends of $0.4 million from VA&E.
Avion. Avion Pacific Limited (“Avion”) is a distributor of aircraft and aircraft related parts. During the year ended December 31, 2017, the Company made advances of $1.0 million and received repayments on advances of $4.0 million from

Avion. As of December 31, 2019 and 2018, the Company had no outstanding advances to Avion. During the year ended December 31, 2018, the Company received dividends of $0.8 million from Avion.
Other. The Company’s other 50% or less owned companies are primarily industrial aviation businesses in Asia. During the year ended December 31, 2018, the Company received repayments on working capital advances of $0.4 million and received capital distributions of $0.6 million from these 50% or less owned companies. During the year ended December 31, 2017, the Company received repayments on working capital advances of $0.4 million from these 50% or less owned companies. As of December 31, 2019, total advances outstanding to these 50% or less owned companies were $2.0 million.
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
6. NOTES RECEIVABLE FROM THIRD PARTIES
From time to time, the Company engages in lending activities involving various types of businesses or equipment. The Company recognizes interest income as payments are due, typically monthly, and expenses all costs associated with its lending activities as incurred. These notes receivable are typically collateralized by the underlying equity or equipment and require scheduled or periodic principal and interest payments. As of December 31, 2019 and 2018, the outstanding balance of notes receivable from third parties was $1.1 million and $2.2 million, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets. During the years ended December 31, 2019, 2018 and 2017, the Company made advances on notes receivable from third parties of $1.0 million, $0.1 million and $10.1 million, respectively, and received repayments on notes receivable from third parties of $2.1 million, $0.6 million and $34.5 million, respectively.
7. LONG-TERM DEBT
The Company’s borrowings as of December 31, were as follows (in thousands):

	2019	2018
3.0% Convertible Senior Notes(1)	$50,041	$107,284
2.5% Convertible Senior Notes	64,455	64,455
3.25% Convertible Senior Notes(2)	117,782	117,782
SEA-Vista 2015 Credit Facility(3)	—	87,977
SEA-Vista 2019 Credit Facility(4)	100,000	—
Other(5)	7,957	8,561
	340,235	386,059
Portion due within one year, net of unamortized discount and issue costs	(58,854)	(8,497)
Debt discount included in long-term debt	(19,990)	(28,334)
Debt issuance costs included in long-term debt	(5,779)	(3,100)
	$255,612	$346,128
______________________
(1)Excludes unamortized discount and unamortized issue costs of $1.6 million and $0.2 million, respectively, as of December 31, 2019 and $7.2 million and $0.7 million, respectively, as of December 31, 2018.
(2)Excludes unamortized discount and unamortized issue costs of $18.4 million and $1.6 million, respectively, as of December 31, 2019 and $21.1 million and $1.9 million, respectively, as of December 31, 2018.
(3)Excludes unamortized issue costs of $0.4 million as of December 31, 2018.
(4)Excludes unamortized issue costs of $2.1 million as of December 31, 2019.
(5)Excludes unamortized issue costs of $0.1 million and $0.1 million as of December 31, 2019 and December 31, 2018, respectively.

The Company’s contractual long-term debt maturities for the years ended December 31, are as follows (in thousands):

2020(1)	$60,630
2021	10,499
2022	10,503
2023	10,368
2024	60,244
Years subsequent to 2024	187,991
$340,235
______________________
(1)Includes the aggregate principal amount outstanding of the Company's 3.0% Convertible Senior Notes with a contractual maturity date of November 15, 2028 as the holders may require the Company to repurchase the notes on November 19, 2020.
3.0% Convertible Senior Notes. On November 13, 2013, SEACOR issued $230.0 million aggregate principal amount of its 3.0% Convertible Senior Notes due November 15, 2028 (the “3.0% Convertible Senior Notes”). Interest on the 3.0% Convertible Senior Notes is payable semi-annually on May 15 and November 15 of each year. Beginning November 15, 2020, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 3.0% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per bond ($1,000 face value). The amount of contingent interest payable for any such period will be equal to 0.45% per annum of such average trading price of the 3.0% Convertible Senior Notes. Prior to August 15, 2028, the 3.0% Convertible Senior Notes are convertible into shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), at a conversion rate (“Conversion Rate”) of 12.5892 shares per bond ($1,000 face value) only if certain conditions are met, as more fully described in the indenture. After August 15, 2028, holders may elect to convert at any time. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 629,976 shares as of December 31, 2019. Subsequent to November 19, 2018, the 3.0% Convertible Senior Notes may be redeemed at the Company's option, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On November 19, 2020, November 20, 2023 or if the Company undergoes a fundamental change, as more fully described in the indenture, the holders of the 3.0% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase.
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
On May 15, 2018, the Company exchanged $117.8 million aggregate principal amount of its outstanding 3.0% Convertible Senior Notes for a like principal amount of new 3.25% Convertible Senior Notes (see "—3.25% Convertible Senior Notes"). During the year ended December 31, 2018, the Company purchased $4.9 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $4.7 million. These transactions resulted in debt extinguishment losses of $5.4 million included in the accompanying consolidated statements of income.
During the year ended December 31, 2019, the Company purchased $57.2 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $56.2 million resulting in losses on debt extinguishment of $2.1 million included in the accompanying consolidated statements of income. Subsequent to December 31, 2019, the Company purchased $2.2 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $2.2 million.
2.5% Convertible Senior Notes. On December 11, 2012, SEACOR issued $350.0 million aggregate principal amount of its 2.5% Convertible Senior Notes due December 15, 2027 (the “2.5% Convertible Senior Notes”). Interest on the 2.5% Convertible Senior Notes is payable semi-annually on June 15 and December 15 of each year. Beginning December 15, 2017, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 2.5% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per bond ($1,000 face value). The amount of contingent interest payable for any such period will be equal to 0.25% per annum of such average trading price of the 2.5% Convertible Senior Notes. Prior to September 15, 2027, the 2.5% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate of 19.0381 shares per bond ($1,000 face value) only if certain conditions are met, as more fully described in the indenture. After September 15, 2027, holders may elect to convert at any time. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 1,227,101 shares as of December 31, 2019. On December 12, 2017, the Company entered into a supplemental indenture, which amended the indenture to provide holders with an additional put right for their Notes on May 31, 2018. In addition, the Company surrendered and waived its right to redeem the Notes until May 31, 2018. Subsequent to May 31, 2018, the 2.5% Convertible Senior Notes may be redeemed at the Company's option, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On December 19, 2022, or if the Company undergoes a fundamental change, as more fully described in the indenture as amended by the first supplemental indenture dated as of December 12, 2017, the holders of the 2.5% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase.
The Company accounts separately for the liability and equity components of the 2.5% Convertible Senior Notes and the associated underwriting fees in a manner that reflects the Company’s non-convertible borrowing rate. The resulting debt discount and offering costs associated with the liability component was amortized as additional non-cash interest expense over the five year period for which the debt was expected to be outstanding (December 19, 2017) for an overall effective annual interest rate of 6.5%. Beginning December 19, 2017, the effective annual interest rate is equal to the stated coupon rate of 2.5%.
During the year ended December 31, 2017, the Company purchased $61.7 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $61.9 million. Consideration of $60.5 million was allocated to the settlement of the long-term debt resulting in gains on debt extinguishment of $0.1 million included in the accompanying consolidated statements of income. Consideration of $1.4 million was allocated to the purchase of the conversion option embedded in the 2.5% Convertible Senior Notes as included in the accompanying consolidated statements of changes in equity. Pursuant to the put option set forth in the indenture and governing the 2.5% Convertible Senior Notes, the Company completed a tender offer for the 2.5% Convertible Senior Notes in which, on December 19, 2017, the Company purchased $31.0 million in principal amount of its 2.5% Convertible Senior Notes that were validly surrendered for purchase for total consideration of $31.0 million.
3.25% Convertible Senior Notes. On May 15, 2018, SEACOR issued $117.8 million aggregate principal amount of its 3.25% Convertible Senior Notes due May 15, 2030 (the “3.25% Convertible Senior Notes”). Interest on the 3.25% Convertible Senior Notes is payable semi-annually on May 15 and November 15 of each year. Beginning May 15, 2025, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 3.25% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per bond ($1,000 face value). The amount of contingent interest payable for any such period will be equal to 0.45% per annum of such average trading price of the 3.25% Convertible Senior Notes. Prior to February 15, 2030, the 3.25% Convertible Senior Notes are convertible into shares of Common Stock, at a Conversion Rate of 13.1920 shares per bond ($1,000 face value) only if certain conditions are met, as more fully described in the indenture. After February 15, 2030, holders may elect to convert at any time. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 1,553,780 shares as of December 31, 2019. On or after May 15, 2022, the 3.25% Convertible Senior Notes may be redeemed at the Company's option, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On May 15, 2025, or if the Company undergoes a fundamental change, as more fully described in the indenture, the holders of the 3.25% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase.
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
7.375% Senior Notes. On September 24, 2009, SEACOR issued $250.0 million aggregate principal amount of its 7.375% Senior Notes due October 1, 2019 (the “7.375% Senior Notes”). The 7.375% Senior Notes were issued under a supplemental indenture dated as of September 24, 2009 (the “2009 Supplemental Indenture”) to the base indenture relating to SEACOR’s senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee. Interest on the 7.375% Senior Notes was payable semi-annually on April 1 and October 1 of each year. The 7.375% Senior Notes were redeemed at a price equal to the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified “make-whole” premium in October of 2018.
During the year ended December 31, 2017, the Company purchased $7.6 million in principal amount of its 7.375% Senior Notes for $7.7 million resulting in losses on debt extinguishment of $0.2 million included in the accompanying consolidated statements of income.
During the year ended December 31, 2018, and prior to their redemption, the Company purchased $5.7 million in principal amount of its 7.375% Senior Notes for $5.9 million. On October 31, 2018, the Company redeemed the remaining $147.4 million in principal amount of its 7.375% Senior Notes for $153.0 million including a make-whole premium of $5.6 million calculated in accordance with the terms of the indenture. These transactions resulted in losses on debt extinguishment of $6.1 million included in the accompanying consolidated statements of income.

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
The SEACOR Revolving Credit Facility contains various financial and restrictive covenants including fixed charge coverage ratio, a net funded debt ratio, a collateral coverage ratio and restrictions limiting the Company’s ability to pay dividends or make certain investments, as well as other customary covenants, representations and warranties, and events of default as set forth in the agreement. During the year ended December 31, 2019, the Company drew $25.0 million and repaid $25.0 million under the SEACOR Revolving Credit Facility. As of December 31, 2019, the Company had $125.0 million of borrowing capacity.
SEA-Vista 2015 Credit Facility. On April 15, 2015, SEA-Vista entered into a $300.0 million credit agreement with a syndicate of lenders that was scheduled to mature in 2020 (the “SEA-Vista 2015 Credit Facility”) and was secured by substantially all of SEA-Vista’s tangible and intangible assets, including its fleet of U.S.-flag petroleum and chemical carriers (See Note 1), with no recourse to SEACOR or its other subsidiaries. The SEA-Vista 2015 Credit Facility was comprised of three tranches: (i) a $100.0 million revolving credit facility (the “Revolving Loan”); (ii) an $80.0 million term loan (the “Term A-1 Loan”); and (iii) a $120.0 million delayed draw term loan (the “Term A-2 Loan”). The proceeds from the SEA-Vista 2015 Credit Facility were used to fund SEA-Vista’s working capital, general corporate purposes, capital commitments and the redemption of its Title XI Bonds. All three loans bore interest at a variable rate determined by reference to the London Interbank Offered Rate (“LIBOR”) plus a margin of between 2.00% and 2.75% as determined in accordance with the SEA-Vista 2015 Credit Facility or, at the election of SEA-Vista, a Base Rate plus a margin of between 1.25% and 1.75% as determined in accordance with the SEA-Vista 2015 Credit Facility. A quarterly fee was payable on the unused commitments of all three tranches. SEA-Vista incurred $3.1 million of issuance costs related to the SEA-Vista 2015 Credit Facility.
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
On December 20, 2019, SEA-Vista entered into an amended and restated $200.0 million credit agreement (see "—SEA-Vista 2019 Credit Facility"). Proceeds of $76.0 million from the SEA-Vista 2019 Credit Facility were used to repay the remaining balances on that date under the SEA-Vista 2015 Credit Facility, resulting in losses on debt extinguishment of $0.1 million included in the accompanying consolidated statements of income. During the year ended December 31, 2019, including the final repayment, SEA-Vista repaid $6.0 million on the Revolving Loan, $30.6 million on the Term A-1 Loan and $51.4 million on the Term A-2 Loan.
SEA-Vista 2019 Credit Facility. On December 20, 2019, SEA-Vista entered into an amended and restated $200.0 million credit agreement with a syndicate of lenders (the “SEA-Vista 2019 Credit Facility”) and is secured by substantially all of SEA-Vista’s tangible and intangible assets, including its fleet of U.S.-flag petroleum and chemical carriers (See Note 1), with no recourse to SEACOR or its other subsidiaries. The agreement provides for a $100.0 million revolving credit facility (the "SEA-Vista Revolving Loan") and a $100.0 million term loan facility (the "Term Loan") both of which mature in December 2024. Each of the SEA-Vista Revolving Loan and the Term Loan has an accordion feature allowing for potential increases in principal amount. The SEA-Vista Revolving Loan allows for borrowings and reborrowings from time to time until maturity. The Term Loan is a single draw facility that was drawn in full on December 20, 2019. The proceeds of the Term Loan were used to repay $76.0 million outstanding under the SEA-Vista 2015 Credit Facility (see "—SEA-Vista 2015 Credit Facility") and $24.0 million was used by SEA-Vista for working capital needs and general corporate purposes. As of December 31, 2019, SEA-Vista had $100.0 million of borrowing capacity under the SEA-Vista 2019 Credit Facility.
Both the SEA-Vista Revolving Loan and the Term Loan bear interest at a variable rate determined by reference to the London Interbank Offered Rate (“LIBOR”) plus a margin of between 2.00% and 2.75% or, at the election of SEA-Vista, a Base Rate plus a margin of between 1.00% and 1.75% each as determined in accordance with the SEA-Vista 2019 Credit Facility. A fee of 0.5% is payable on the unused SEA-Vista Revolving Loan commitment. SEA-Vista incurred $2.1 million of issuance costs related to the SEA-Vista 2019 Credit Facility.

The principal of the Term Loan is repayable in quarterly installments of 2.50%, with the remaining principal balance, interest and all other amounts outstanding for all loans, including the SEA-Vista Revolving Loan, due and payable on the Maturity Date, December 20, 2024. In addition, SEA-Vista has the right to make optional prepayments on each of the loans without penalty in minimum amounts of $1.0 million.
The SEA-Vista Credit Facility contains various financial maintenance and restrictive covenants including: funded debt to adjusted EBITDA; adjusted EBITDA to interest expense plus amortization; and aggregate collateral vessel value to the sum of funded debt and unused and unexpired commitments.
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
During the year ended December 31, 2017, ISH repaid $7.8 million on the ISH Term Loan and $5.0 million on the ISH Revolving Loan. During the year ended December 31, 2018, ISH repaid the outstanding balance of $12.2 million on the ISH Term Loan and terminated the credit facility resulting in debt extinguishment losses of $0.1 million included in the accompanying consolidated statements of income.
Other. During 2017, the Company acquired $3.9 million of other debt related to the ISH acquisition (see Note 2). This debt bore interest at 7.0% and was collateralized by certain acquired assets. As of December 31, 2018, this debt was fully repaid. In addition, the Company has various other obligations including equipment and facility mortgages. As of December 31, 2019, these obligations have maturities ranging from 2020 through 2026, have interest rates ranging from 3.4% to 6.0% and require periodic payments of interest and principal. During the years ended December 31, 2019, 2018 and 2017, repayments on other debt was $0.6 million, $2.1 million (including the repayment and termination of the debt related to the ISH acquisition) and $3.0 million, respectively.
Letters of Credit. As of December 31, 2019, the Company had outstanding letters of credit totaling $1.2 million with various expiration dates through 2027.
Guarantees. The Company has guaranteed the payments of amounts owned under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of December 31, 2019, these guarantees on behalf of SEACOR Marine totaled $22.9 million and the amount declines as payments are made on the outstanding obligations through 2023. The Company earns a fee from SEACOR Marine of 0.5% per annum on these guarantees. For the years ended December 31, 2019, 2018, and 2017 the Company earned $0.2 million, $0.3 million and $0.6 million, respectively, in guarantee fees from SEACOR Marine.
Repurchase Authority. SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire SEACOR Common Stock, par value $0.01 per share ("Common stock") 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes (collectively the “Securities”), through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On June 5, 2019, SEACOR's Board of Directors increased the Company's repurchase authority for the Securities to $150.0 million. As of December 31, 2019, SEACOR had remaining authorization for Securities repurchases of $129.9 million.
8. OPERATING LEASES
Lessee. As of December 31, 2019, the Company leased in two U.S.-flag petroleum and chemical carriers, four U.S.-flag harbor tugs, four U.S.-flag PCTCs, 50 inland river dry-cargo barges, four inland river towboats, six inland river harbor boats and certain facilities and other equipment. The leases generally contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of December 31, 2019, the lease terms of the U.S.-flag petroleum and chemical carriers, which are subject to subleases, have remaining durations of 33 and 80 months. The lease terms of the other vessels, facilities and equipment range in duration from 4 to 195 months.
For operating leases as of December 31, 2019, the future minimum payments in the years ended December 31, were as follows (in thousands):

2020	$41,914
2021	37,711
2022	27,460
2023	15,531
2024	13,603
Years subsequent to 2024	27,066
163,285
Interest component	(18,979)
144,306
Current portion of long-term operating lease liabilities	(36,011)
Long-term operating lease liabilities	$108,295
The components of lease expense for the year ended December 31, were as follows (in thousands):

2019
Operating lease expense	$42,863
Short-term lease expense (lease duration of twelve months or less at lease commencement)	22,992
Sublease income	(33,428)
$32,427
Other information related to operating leases for the year ended December 31, was as follows (in thousands except weighted average data):

2019
Operating cash outflows from operating leases	$43,096
Right-of-use assets obtained in exchange for operating lease liabilities	$179,944
Weighted average remaining lease term, in years	5.2
Weighted average discount rate	4.9%
Lessor. As of December 31, 2019, arrangements in which the Company acted as a lessor with remaining terms in excess of one year included the bareboat charter of four U.S.-flag petroleum and chemical carriers, five U.S.-flag ocean liquid tank barges and six foreign-flag harbor tugs, the time charter of four U.S.-flag petroleum and chemical carriers, four U.S.-flag PCTCs, eight inland river towboats and one U.S.-flag offshore tug, and other non-vessel rental arrangements of certain property and equipment. Future minimum lease revenues from these arrangements for the years ended December 31, were as follows (in thousands):

	Total Minimum Lease Revenues	Leased-in Obligations(1)	Net Minimum Lease Income
2020	$160,324	$(31,572)	$128,752
2021	114,395	(29,683)	84,712
2022	55,990	(22,942)	33,048
2023	34,701	(11,315)	23,386
2024	27,205	(11,346)	15,859
Years subsequent to 2024	55,102	(18,662)	36,440
____________________
(1)The total payments to be made under existing non-cancelable leases for the property and equipment subject to these future minimum lease revenues.

The major classes of owned property and equipment earning lease revenues as of December 31, were as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Net Book Value
2019
Ocean Services:
Petroleum and chemical carriers - U.S.-flag	$544,549	$(258,153)	$286,396
Harbor and offshore tugs - U.S.-flag & foreign-flag	51,129	(17,363)	33,766
Ocean liquid tank barges - U.S.-flag	39,238	(16,171)	23,067
	634,916	(291,687)	343,229
Inland Services:
Towboats	50,615	(3,498)	47,117
	$685,531	$(295,185)	$390,346

9. INCOME TAXES
Income before income tax expense (benefit) and equity in earnings (losses) of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31, were as follows (in thousands):

	2019	2018	2017
United States	$41,398	$33,563	$28,546
Foreign	6,182	56,558	4,748
Eliminations and other	1,517	1,568	1,911
	$49,097	$91,689	$35,205
The Company files a consolidated U.S. federal tax return. The components of income tax expense (benefit) for the years ended December 31, were as follows (in thousands):

	2019	2018	2017
Current:
State	$739	$253	$1,136
Federal	(244)	20,776	(17,181)
Foreign	1,165	2,899	333
	1,660	23,928	(15,712)
Deferred:
State	404	(3,001)	12
Federal	7,765	(12,512)	(51,489)
	8,169	(15,513)	(51,477)
	$9,829	$8,415	$(67,189)

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31,:

	2019	2018	2017
Statutory rate	21.0%	21.0%	35.0%
Income subject to tonnage tax	(2.3)%	(1.3)%	(5.9)%
Dorian distribution	—%	—%	22.8%
Reversal of uncertain tax position	—%	—%	(28.7)%
U.S. federal income tax statutory changes	—%	—%	(190.2)%
Non-deductible expenses	1.6%	0.2%	0.8%
Noncontrolling interests	(3.1)%	(5.7)%	(22.4)%
Foreign earnings not subject to U.S. income tax	(4.1)%	(16.2)%	—%
Foreign taxes not creditable against U.S. income tax	1.4%	3.2%	—%
Losses of foreign subsidiaries not benefited	—%	—%	(6.6)%
Subpart F income	1.5%	12.1%	—%
State taxes	2.0%	(3.1)%	1.2%
Share award plans	0.6%	(0.3)%	2.0%
Other	1.4%	(0.7)%	1.1%
	20.0%	9.2%	(190.9)%
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
During the year ended December 31, 2013, the Company provided for income taxes of $10.1 million relating to potential tax exposures surrounding the spin-off of Era Group Inc. (“Era Group”) by means of a dividend to SEACOR’s shareholders of all the issued and outstanding common stock of Era Group. During the year ended December 31, 2017, the Company reversed this provision as the statute of limitations expired. In addition, the Company reversed accumulated accrued interest of $2.0 million related to this provision, included as a reduction in interest expense in the accompanying consolidated statements of income.

The components of the net deferred income tax liabilities for the years ended December 31, were as follows (in thousands):

	2019	2018
Deferred tax liabilities:
Property and equipment	$121,840	$93,049
Long-term debt	15,395	18,355
Gains on marketable securities	459	—
Investments in 50% or less owned companies	1,541	1,934
Intangible assets	706	614
Deductible goodwill	1,002	344
Other	—	31
Total deferred tax liabilities	140,943	114,327
Deferred tax assets:
Net operating loss carryforwards	21,385	—
Capital loss carryforwards	5,192	—
Share award plans	3,686	3,711
Losses on marketable securities	—	8,596
Debt and equity issuance costs	515	379
Other	8,721	11,178
Total deferred tax assets	39,499	23,864
Valuation allowance	(4,217)	(3,957)
Net deferred tax assets	35,282	19,907
Net deferred tax liabilities	$105,661	$94,420
During the year ended December 31, 2019, the Company increased its valuation allowance for state net operating loss carryforwards from $4.0 million to $4.2 million. The Company's capital loss carryforwards expire in 2024.
10. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Cash Flow Hedges. One of the Company’s 50% or less owned companies has subsidiaries with interest rate swap agreements designated as cash flow hedges, with an aggregate amortizing notional value of $48.0 million that mature in March 2028. These interest rate swaps call for the subsidiaries to pay a fixed rate of 1.74% on the aggregate amortizing notional value and receive a variable interest rate based on LIBOR. Another one of the Company’s 50% or less owned companies, had an interest rate swap agreement designated as a cash flow hedge that matured in April 2017. This interest rate swap called for this company to pay a fixed interest rate of 2.79% on the amortized notional value and receive a variable interest rate based on LIBOR. By entering into these interest rate swap agreements, the Company's 50% or less owned companies converted the variable LIBOR component of certain of its outstanding borrowings to a fixed interest rate. During the year ended December 31, 2019, the Company recognized gains on the fair value of these contracts of $0.1 million which is included as a component of other comprehensive income (loss).
Other Derivative Instruments. The Company recognized gains on derivative instruments not designated as hedging instruments for the years ended December 31, as follows (in thousands):

Derivative gains
2017
Exchange option liability on subsidiary convertible senior notes	$19,436
Forward currency exchange, option and future contracts	291
$19,727
The exchange option liability on subsidiary convertible senior notes terminated on June 1, 2017 as a consequence of the Spin-Off.
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. As of December 31, 2019, there were no outstanding forward currency exchange contracts.

11. FAIR VALUE MEASUREMENTS
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
The Company’s financial assets and liabilities as of December 31, that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2019
ASSETS
Cash, cash equivalents, restricted cash and restricted cash equivalents	$78,444	$—	$—
Marketable securities(1)	7,936	—	—
2018
ASSETS
Cash, cash equivalents, restricted cash and restricted cash equivalents	$147,212	$—	$—
Marketable securities(1)	30,316	—	—
Construction reserve funds	3,908	—	—
______________________
(1)Marketable security gains (losses), net include gains of $2.2 million for the year ended December 31, 2019 related to marketable security positions held by the Company as of December 31, 2019. Marketable security gains (losses), net include losses of $12.4 million and gains of $0.1 million for the years ended December 31, 2018 and 2017, respectively, related to marketable security positions held by the Company as of December 31, 2018.
The estimated fair value of the Company’s other financial assets and liabilities as of December 31, were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
2019
ASSETS
Notes receivable from third parties (included in other receivables and other assets)	$1,119	$—	$1,082	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,201	see below
LIABILITIES
Long-term debt, including current portion(1)	314,466	—	330,088	—
2018
ASSETS
Notes receivable from third parties (included in other receivables and other assets)	$2,182	$—	$2,159	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,300	see below
LIABILITIES
Long-term debt, including current portion(1)	354,625	—	353,929	—
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
The Company’s non-financial assets that were measured at fair value during the years ended December 31, were as follows (in thousands):

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
12. EQUITY TRANSACTIONS
Stock Repurchases. SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Securities, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions (see Note 7).
During the year ended December 31, 2019, the Company acquired 3,912, shares of Common Stock for treasury under the Securities repurchase plan for an aggregate purchase price of $0.1 million. As of December 31, 2019, the Company's repurchase authority for the Securities was $129.9 million. During the years ended December 31, 2018 and 2017, the Company acquired no shares of Common Stock for treasury under the Securities repurchase plan.
During the years ended December 31, 2019 and 2017, the Company acquired for treasury 8,338 and 212,659 shares of Common Stock, respectively, for aggregate purchase prices of $0.4 million and $12.3 million, respectively, from its employees to cover their tax withholding obligations related to share award transactions. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors.
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
In connection with the issuance of the Consideration Shares, the Seller agreed to certain restrictions on its ability to dispose of the Consideration Shares pursuant to a Lock-Up Agreement, dated August 2, 2019, between the Company and the Seller (the “Lock-Up Agreement”). Pursuant to the Lock-Up Agreement, the Seller was prohibited from distributing the Consideration Shares to its limited partners prior to November 1, 2019 and from otherwise transferring or disposing of the Consideration Shares in any other manner on or prior to February 2, 2020. On November 15, 2019, the Seller distributed the shares to its partners, effectively terminating the Lock-Up Agreement.

13. NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries as of December 31, were as follows (in thousands):

	Noncontrolling Interests			2019	2018
Ocean Services:
SEA-Vista	49.0%			$—	$148,665
Inland Services:
Other	3.0%	–	51.8%	785	862
Other	5.0%			3	161
				$788	$149,688
SEA-Vista. SEA-Vista owns and operates the Company’s fleet of U.S.-flag petroleum and chemical carriers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products. On August 2, 2019, the Company acquired the Remaining SEA-Vista Interest (See Notes 1 and 12). During the seven months ended July 31, 2019, the net income of SEA-Vista was $14.8 million, of which $7.2 million was attributable to noncontrolling interests. During the year ended December 31, 2018, the net income of SEA-Vista was $51.2 million, of which $25.1 million was attributable to noncontrolling interests. During the year ended December 31, 2017, the net income of SEA-Vista was $45.9 million, of which $22.5 million was attributable to noncontrolling interests.
14. SAVINGS, MULTI-EMPLOYER AND DEFINED BENEFIT PENSION PLANS
SEACOR Savings Plan. The Company provides a defined contribution plan (the “Savings Plan”) for its eligible U.S.-based employees. The Company’s contribution to the Savings Plan is limited to 3.5% of an employee’s wages depending upon the employee’s level of voluntary wage deferral into the Savings Plan and is subject to annual review by the Board of Directors. The Company’s Savings Plan costs were $2.2 million, $2.0 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The obligations of the Company to pay deferred compensation under the Deferred Compensation Plan are general unsecured obligations of the Company and rank equally with other unsecured indebtedness of the Company that is outstanding from time to time. As of December 31, 2019 and 2018 the Company had obligations of $0.8 million and $0.6 million, respectively, related to the Deferred Compensation Plan that are included in the accompanying consolidated balance sheets as deferred gains and other liabilities. The total amount of the Company’s obligation under the Deferred Compensation Plan will vary depending upon the level of participation by participants and the amount of compensation that participants elect to defer under the plan. The duration of the Deferred Compensation Plan is indefinite (subject to the Board of Directors’ discretion to amend or terminate the plan).

AMOPP and SPP. Certain subsidiaries of the Company are participating employers in two industry-wide, multi-employer defined benefit pension plans, the American Maritime Officers Pension Plan (the “AMOPP” - EIN: 13-1936709) and the Seafarers Pension Plan (the “SPP” - EIN: 13-6100329). The Company’s participation in these plans relates to certain employees of the Company’s Ocean Services business segment. During the years ended December 31, 2019, 2018 and 2017, the Company made contributions of $2.6 million, $2.5 million and $2.4 million, respectively in the aggregate to the AMOPP and SPP.
Under federal pension law, a plan is in "endangered" status if the funded percentage (plan assets divided by its liabilities) is less than 80% and in "critical" status if the funded percentage is less than 65% (other factors may also apply). For the 2019 plan year, the AMOPP was neither in endangered status nor critical status. The Company received notification from the AMOPP that the Company's withdrawal liability as of September 30, 2018, the latest period for which an actuarial valuation is available, would have been $28.1 million. That liability may change in future years based on various factors, primarily employee census. As of December 31, 2019, the Company had no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
The SPP was neither in endangered nor critical status for the 2018 plan year, the latest period for which a report is available, as the SPP was fully funded.
Multi-Employer Defined Contribution Plans. In accordance with collective bargaining agreements between the Company and the American Maritime Officers Union, the latest of which expires on August 31, 2022, the Seafarers International Union, the latest of which expires on July 31, 2022, the Masters Mates and Pilots Union, which expires July 2, 2022 and the Marine Engineer Benefit Association, which expires July 2, 2022, the Company makes periodic contributions to various defined contribution and 401(k) plans for the benefit of the participants. The contributions to these plans are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of income. During the years ended December 31, 2019, 2018 and 2017, the Company made contributions of $1.1 million, $1.0 million and $1.0 million, respectively, in the aggregate to these plans. During the years ended December 31, 2019, 2018 and 2017, none of the Company’s contributions to any of these plans exceeded 5% of total contributions to each plan and the Company did not pay any material surcharges. As of December 31, 2019, there is no required minimum future contributions to these plans. The Company’s obligations for future contributions are based upon the number of employees subject to the collective bargaining agreements, their rates of pay and the number of days worked. Future negotiations of collective bargaining agreements between the Company and the participating unions, including the contribution levels for these plans or any additional plans that may come into existence, may result in increases to the Company’s wage and benefit costs and those increases may be material.
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
The funded status of the ISH Retirement Plan as of December 31, was as follows (in thousands):

	2019	2018
Fair Value of Assets	$37,723	$34,923
Projected Benefit Obligation	(37,583)	(34,299)
Funded Status(1)	$140	$624
_____________________
(1)Included in other assets in the accompanying consolidated balance sheets.
During the years ended December 31, 2019 and 2018, pension expense was $0.5 million and $0.9 million, respectively. During the period July 3, 2017 through December 31, 2017, pension income was $1.3 million.

The significant assumptions used in determining the projected benefit obligation as of December 31, and pension expense for the years ended December 31, were as follows:

	2019	2018
Discount rate	3.10%	4.05%
Rate of increase in compensations levels(1)	N/A	N/A
CPI	2.25%	2.25%
Cash balance interest credits (compounded annually)	4.00%	4.00%
Expected long-term rate of return on plan assets	6.00%	6.75%
_____________________
(1)Retirement benefits were frozen as of August 31, 2017.
The future benefit payments expected to be paid in each of the next five fiscal years are as follows (in thousands):

2020	2,250
2021	2,120
2022	2,200
2023	2,180
2024	2,160

15. SHARE BASED COMPENSATION
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

Share Award Transactions. The following transactions have occurred in connection with the Company’s share based compensation plans during the years ended December 31,:

	2019	2018	2017
Restricted stock awards granted	149,950	121,850	153,100
Restricted stock awards forfeited	(4,230)	—	(2,444)
Director stock awards granted	2,125	2,875	1,750
Stock Option Activities:
Outstanding as of the beginning of year	1,467,391	1,546,014	1,639,865
Granted(1)	165,650	142,550	1,013,893
Exercised	(165,893)	(220,694)	(562,587)
Forfeited	(5,200)	—	(3,374)
Expired	(7,874)	(479)	(541,783)
Outstanding as of the end of year	1,454,074	1,467,391	1,546,014
Employee Stock Purchase Plans shares issued	44,383	45,251	36,552
Shares available for issuance under Share Incentive and Employee Stock Purchase Plans as of the end of year(2)	539,414	884,218	896,265
______________________
(1)On June 2, 2017, the Company granted 846,353 stock options to existing option holders under make-whole provisions upon the Spin-off.
(2)Shares available for future grants and ESPP purchases were adjusted on June 2, 2017 to reflect the Spin-off in accordance with make-whole provisions of the plans.
During the years ended December 31, 2019, 2018 and 2017, the Company recognized $5.2 million, $4.0 million and $32.5 million, respectively, of compensation expense related to stock awards, stock options, employee stock purchase plans purchases and restricted stock (collectively referred to as “share awards”). During 2017, compensation expense related to stock awards included $16.6 million associated with the Spin-off and the accelerated vesting of incentive share awards in advance of changes in the U.S. federal income tax code. As of December 31, 2019, the Company had approximately $12.8 million in total unrecognized compensation costs of which $4.5 million and $3.5 million are expected to be recognized in 2020 and 2021, respectively, with the remaining balance recognized through 2024.
The weighted average values of grants under the Company’s Share Incentive Plans were $27.67, $29.72 and $37.20 for the years ended December 31, 2019, 2018 and 2017, respectively. The fair value of each option granted during the years ended December 31, 2019, 2018 and 2017, is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 28.2%, 26.6% and 25.5%, respectively, (c) weighted average discount rates of 1.88%, 2.78% and 1.92%, respectively, and (d) expected lives of 5.75 years, 5.58 years and 5.59 years, respectively.
During the year ended December 31, 2019, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Price
Nonvested as of December 31, 2018	121,850	$46.66
Granted	149,950	$43.20
Vested	(26,390)	$46.58
Forfeited	(4,230)	$44.66
Nonvested as of December 31, 2019	241,180	$44.55
During the years ended December 31, 2019 and 2017, the total grant date fair value of restricted stock that vested was $1.2 million and $26.1 million, respectively. During the year ended December 31, 2018, no restricted stock vested.

During the year ended December 31, 2019, the number of shares and the weighted average exercise price on stock option transactions were as follows:

	Total Options
	Number of Shares	Weighted Average Exercise Price
Outstanding, as of December 31, 2018	1,467,391	$41.72
Granted	165,650	$43.77
Exercised	(165,893)	$31.61
Forfeited	(5,200)	$43.47
Expired	(7,874)	$48.84
Outstanding, as of December 31, 2019	1,454,074	$43.19
Outstanding and Exercisable, as of December 31, 2019	1,013,705	$43.60
During the years ended December 31, 2019, 2018 and 2017, the aggregate intrinsic value of exercised stock options was $2.5 million, $3.9 million and $5.6 million, respectively. As of December 31, 2019, the weighted average remaining contractual term for total outstanding stock options and vested/exercisable stock options was 5.10 and 3.90 years, respectively. As of December 31, 2019, the aggregate intrinsic value of all options outstanding and all vested/exercisable options outstanding was $3.8 million and $2.7 million, respectively.
16. RELATED PARTY TRANSACTIONS
The Company manages barge pools as part of its Inland Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Companies controlled by Mr. Fabrikant, the Executive Chairman and Chief Executive Officer of SEACOR, and trusts established for the benefit of Mr. Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. During the years ended December 31, 2019, 2018 and 2017, Mr. Fabrikant and his affiliates earned $0.5 million, $0.9 million and $0.6 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2019 and 2018, the Company owed Mr. Fabrikant and his affiliates $0.1 million and $0.5 million, respectively, for undistributed net barge pool results.
Mr. Fabrikant is a director of SEACOR Marine. The Company has provided certain transition services to SEACOR Marine related to the Spin-off and the total amount earned from these transition services during the years ended December 31, 2019, 2018 and 2017 was $0.6 million, $4.6 million and $3.5 million, respectively.
17. COMMITMENTS AND CONTINGENCIES
The Company's capital commitments as of December 31, 2019 by year of expected payment were as follows (in thousands):

	2020	2021	2022	Total
Ocean Services	$22,394	$30,965	$2,636	$55,995
Inland Services	5,663	—	—	5,663
Other	582	—	—	582
	$28,639	$30,965	$2,636	$62,240
Ocean Services' capital commitments included four U.S.-flag harbor tugs and an interest in two foreign-flag rail ferries. Inland Services’ capital commitments included four inland river dry-cargo barges, two inland river towboats, other equipment, and vessel and terminal improvements. Subsequent to December 31, 2019, the Company committed to purchase two inland river dry-cargo barges and other property and equipment for $2.5 million.
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
As of mid-January 2020, BP has tendered approximately 2,380 claims pursuant to the Medical Settlement’s BELO provision for indemnity to ORM and approximately 230 of such claims to NRC. Recently, approximately 450 of the claims that were tendered by BP to ORM and approximately 35 of the claims tendered to NRC have been dismissed with prejudice. ORM and NRC have rejected all of BP’s indemnity demands relating to the Medical Settlement’s BELO provision and on February 14, 2019 commenced a legal action against BPXP and BP America with respect to same. That action, captioned O’Brien’s Response Management, L.L.C. et al. v. BP Exploration & Production Inc. et al., Case No. 2:19-CV-01418-CJB-JCW (E.D. La.) (the “Declaratory Judgment Action”), seeks declaratory relief that neither ORM nor NRC have any indemnity obligation to BP with respect to the exposure-based claims expressly contemplated by the Medical Settlement’s BELO provision, nor any contribution, in light of BP’s own actions and conduct over the past nine years (including its complete failure to even seek indemnity) and the resultant prejudice to ORM and NRC; that any indemnity or contribution rights BP may have once had with respect to these personal injury and exposure claims were extinguished once the Medical Settlement was approved by the MDL Court in 2013; and that the immunity already afforded to ORM and NRC via the B3 Dismissal Order and the Remaining Eleven Plaintiffs’ Dismissal Order operates to bar any indemnity or contribution claims against them by BP. BP subsequently proceeded to begin tendering personal injury claims to ORM and NRC that are being pursued by plaintiffs who opted out of the Medical Settlement and who are thus proceeding with their “B3” claims in their ordinary course (as opposed to pursuant to the Medical Settlement’s BELO provision). ORM and NRC also rejected these demands, and amended its Declaratory Judgment Action on December 11, 2019 to cover BP’s indemnity demands for these opt out claims as well.
On October 16, 2019, BP asserted four amended counterclaims against ORM and NRC, as well as two claims against ORM’s insurer (Navigators). Those amended counterclaims are breach of contract against ORM for failing to indemnify BP or name BP as an additional insured on the Navigators policy, declaratory judgment that NRC must indemnify BP under certain circumstances, and unjust enrichment against ORM and NRC. ORM and NRC moved to dismiss the last three of those counterclaims. That motion to dismiss was fully briefed as of January 10, 2020, and remains pending. The Court also ordered the parties to file simultaneous judgment on the pleadings briefs by February 14, 2020, and any oppositions by March 16, 2020.

Generally, the Company, ORM, and NRC believe that BP’s indemnity demands with respect to any “B3” claims, including those involving Medical Settlement class members invoking BELO rights and those involving Medical Settlement opt-out Plaintiffs, are untimely and improper, and intend to vigorously defend their interests. Moreover, ORM has contractual indemnity coverage for the above-referenced claims through its separate agreements with sub-contractors that worked for ORM during the DWH Response and has preserved their rights in that regard while the Declaratory Judgment Action is pending. Overall, however, the Company believes that both of BP’s settlements have reduced the potential exposure in connection with the various cases relating to the DWH Response. The Company is unable to estimate the potential exposure, if any, resulting from these claims, but does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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

18. SEGMENT INFORMATION
The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2019
Operating Revenues:
External customers	423,288	267,334	101,663	7,681	—	799,966
Intersegment	—	—	120	—	(120)	—
	423,288	267,334	101,783	7,681	(120)	799,966
Costs and Expenses:
Operating	280,809	229,418	68,052	5,464	(110)	583,633
Administrative and general	40,215	13,140	25,959	3,489	22,714	105,517
Depreciation and amortization	40,986	23,262	835	1,982	1,506	68,571
	362,010	265,820	94,846	10,935	24,110	757,721
Gains (Losses) on Asset Dispositions, Net	1,291	1,602	18	32	(33)	2,910
Operating Income (Loss)	62,569	3,116	6,955	(3,222)	(24,263)	45,155
Other Income (Expense):
Foreign currency losses, net	(98)	(212)	(1)	—	(1)	(312)
Other, net	(112)	—	(463)	431	10	(134)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(669)	(6,520)	902	1,037	—	(5,250)
Segment Profit (Loss)	61,690	(3,616)	7,393	(1,754)
Other Income (Expense) not included in Segment Profit						4,388
Plus Equity in Losses included in Segment Profit						5,250
Income Before Taxes and Equity in Losses						49,097

Capital Expenditures	4,859	30,040	47	1,997	843	37,786

As of December 31, 2019
Property and Equipment:
Historical cost	932,267	469,120	1,134	8,897	30,964	1,442,382
Accumulated depreciation	(380,553)	(216,296)	(993)	(2,450)	(23,732)	(624,024)
Net property and equipment	551,714	252,824	141	6,447	7,232	818,358
Operating Lease Right-of-Use Assets	109,460	31,338	3,045	—	696	144,539
Investments, at Equity, and Advances to 50% or Less Owned Companies	78,049	55,092	1,274	22,693	—	157,108
Inventories	2,233	2,510	266	246	—	5,255
Goodwill	1,852	2,343	28,506	—	—	32,701
Intangible Assets	7,637	7,497	5,862	—	—	20,996
Other current and long-term assets, excluding cash and near cash assets(1)	54,842	71,043	108,373	4,760	8,617	247,635
Segment Assets	805,787	422,647	147,467	34,146
Cash and near cash assets(1)						86,380
Total Assets						1,512,972
______________________
(1)Cash and near cash assets includes cash, cash equivalents, restricted cash, restricted cash equivalents and marketable securities

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2019
Revenues from Contracts with Customers:
Voyage charters	46,381	—	—	—	—	46,381
Contracts of affreightment	24,540	202,317	—	—	—	226,857
Tariff	79,757	—	—	—	—	79,757
Unit freight	63,420	—	—	—	—	63,420
Terminal operations	—	16,562	—	—	—	16,562
Fleeting operations	—	17,264	—	—	—	17,264
Logistics services	—	15,155	—	—	—	15,155
Time and material contracts	—	—	87,167	—	—	87,167
Retainer contracts	—	—	9,874	—	—	9,874
Product sales(1)	—	—	—	5,555	—	5,555
Other	3,844	5,134	4,742	1,144	(120)	14,744
Lease Revenues:
Time charter, bareboat charter and rental income	205,346	10,902	—	982	—	217,230
	423,288	267,334	101,783	7,681	(120)	799,966
______________________
(1)Costs of goods sold related to product sales was $4.5 million.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2018
Operating Revenues:
External customers	414,844	285,688	131,629	3,589	—	835,750
Intersegment	—	—	80	—	(80)	—
	414,844	285,688	131,709	3,589	(80)	835,750
Costs and Expenses:
Operating	269,294	237,010	83,203	2,455	(114)	591,848
Administrative and general	40,179	13,139	24,772	1,841	22,976	102,907
Depreciation and amortization	46,270	24,164	1,944	501	1,700	74,579
	355,743	274,313	109,919	4,797	24,562	769,334
Gains on Asset Dispositions	12,887	6,659	—	37	—	19,583
Operating Income (Loss)	71,988	18,034	21,790	(1,171)	(24,642)	85,999
Other Income (Expense):
Foreign currency losses, net	(168)	(2,002)	(28)	(3)	(63)	(2,264)
Other, net	570	51	—	54,249	94	54,964
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	3,632	(5,686)	203	1,779	—	(72)
Segment Profit	76,022	10,397	21,965	54,854
Other Income (Expense) not included in Segment Profit						(47,010)
Plus Equity in Losses included in Segment Profit						72
Income Before Taxes and Equity in Losses						91,689

Capital Expenditures	39,207	8,298	—	2,639	128	50,272

As of December 31, 2018
Property and Equipment:
Historical cost	930,230	438,848	1,227	6,892	30,132	1,407,329
Accumulated depreciation	(341,999)	(195,094)	(1,031)	(490)	(22,205)	(560,819)
Net property and equipment	588,231	243,754	196	6,402	7,927	846,510
Investments, at Equity, and Advances to 50% or Less Owned Companies	73,939	57,899	471	24,577	—	156,886
Inventories	2,196	1,997	179	158	—	4,530
Goodwill	1,852	2,350	28,506	—	—	32,708
Intangible Assets	8,965	8,991	6,595	—	—	24,551
Other current and long-term assets, excluding cash and near cash assets(1)	48,770	78,903	81,410	2,142	13,178	224,403
Segment Assets	723,953	393,894	117,357	33,279
Cash and near cash assets(1)						181,436
Total Assets						1,471,024
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
(1)Costs of goods sold related to product sales was $2.1 million.

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

19. DISCONTINUED OPERATIONS
The Company’s discontinued operations consist of SEACOR Marine and ICP, as following the Spin-off and sale, respectively, the Company has no continuing involvement in either of these businesses (see Note 1). Summarized selected operating results of the Company’s discontinued operations for the years ended December 31, were as follows (in thousands):

2017
SEACOR Marine
Operating Revenues	$62,291
Costs and Expenses:
Operating	65,888
Administrative and general	29,682
Depreciation and amortization	22,181
117,751
Gains on Asset Dispositions, Net	4,219
Operating Loss	(51,241)
Other Income, Net	1,780
Income Tax Benefit	(12,931)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,663
Net Loss	$(34,867)
Net Loss Attributable to Noncontrolling Interests	$(1,892)

ICP
Operating Revenues	$78,061
Costs and Expenses:
Operating	76,306
Administrative and general	2,140
Depreciation and amortization	2,354
80,800
Operating Loss	(2,739)
Other Income, Net (including gain on sale of business)	20,557
Income Tax Expense	7,818
Net Income	$10,000
Net Loss Attributable to Noncontrolling Interests	$(539)

Eliminations
Operating Revenues	$(1,176)
Costs and Expenses:
Operating	(1,289)
Administrative and general	(42)
(1,331)
Operating Income	155
Other Income, Net	1,738
Income Tax Expense	663
Net Income	$1,230

Loss from Discontinued Operations, Net of Tax	$(23,637)

20. SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Supplemental information for the years ended December 31, was as follows (in thousands):

	2019	2018	2017
Income taxes paid	$7,708	$27,465	$6,152
Income taxes refunded	11,156	299	14,347
Interest paid, excluding capitalized interest	12,903	26,880	32,341
Schedule of Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities	179,944	—	—
Net issuance of conversion option on exchange of convertible debt	—	16,120	—
Distribution of Dorian shares to shareholders	—	—	31,379
Reclassification of deferred gains to property and equipment	—	3,052	5,954
Equipment received as a dividend from 50% or less owned companies	589	—	—

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected financial information for interim quarterly periods is presented below (in thousands, except share data). Earnings per common share of SEACOR Holdings Inc. are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
2019
Operating Revenues	$192,761	$200,658	$197,023	$209,524
Operating Income	2,562	12,519	11,106	18,968
Net Income (Loss)	(1,912)	5,861	17,001	13,068
Net Income (Loss) attributable to SEACOR Holdings Inc.	(1,917)	6,405	14,553	7,733
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(0.10)	$0.33	$0.80	$0.42
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(0.10)	$0.32	$0.76	$0.41
2018
Operating Revenues	$213,838	$220,257	$216,831	$184,824
Operating Income	25,250	34,047	12,014	14,688
Net Income	4,434	27,203	46,007	5,558
Net Income (Loss) attributable to SEACOR Holdings Inc.	(4,686)	17,067	45,126	641
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(0.26)	$0.94	$2.50	$0.04
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(0.26)	$0.88	$2.14	$0.04

SEACOR HOLDINGS INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2019, 2018 and 2017
(in thousands)

Description	Balance Beginning of Year	Charges (Credits) to Cost and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2019
Allowance for doubtful accounts (deducted from trade and notes receivable)	$3,481	$2,021	$(2,631)	$2,871
Year Ended December 31, 2018
Allowance for doubtful accounts (deducted from trade and notes receivable)	$2,390	$2,067	$(976)	$3,481
Year Ended December 31, 2017
Allowance for doubtful accounts (deducted from trade and notes receivable)	$2,989	$(175)	$(424)	$2,390
______________________
(1)Trade receivable amounts deemed uncollectible that were removed from accounts receivable and allowance for doubtful accounts.

ITEM 15. FINANCIAL STATEMENT SCHEDULES, EXHIBITS
(a)Documents filed as part of this report:
1., 2. and audited financial statements for Trailer Bridge, Inc. as of and for three years in the period ended December 31, 2019. Financial Statements and Financial Statement Schedules – See Index to Consolidated Financial Statements and Financial Statement Schedule of this Form 10-K.
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

4.6**	SEACOR Holdings Inc. description of securities registered pursuant to section 12 of the Securities Exchange Act of 1934.
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
10.6*+
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

10.10*
Form of Indemnification Agreement for Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2013 (File No. 001-12289)).

10.11*+
SEACOR Holdings Inc. Management Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 10, 2014 (File No. 001-12289)).

10.12*+
SEACOR Holdings Inc. 2014 Share Incentive Plan (incorporated herein by reference to Appendix B of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 10, 2014 (File No. 001-12289)).

10.13*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014 (File No. 001-12289)).
10.14*+	Form of Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014 (File No. 001-12289)).
10.15*+
Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014 (File No. 001-12289)).

10.16*
Credit Agreement dated as of March 19, 2019 among SEACOR Holdings Inc., as Borrower, the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Security Trustee for the Lenders, and JPMorgan Chase Bank, N.A., as issuing bank of the Letters of Credit thereunder (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2019 filed with the Commission on April 25, 2019 (File No. 001-12289)).

10.17*
Guaranty and Collateral Agreement, dated as of March 19, 2019 among SEACOR Holdings Inc. and the other Grantors from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as Security Trustee for the Secured Parties (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2019 filed with the Commission on April 25, 2019 (File No. 001-12289)).

10.18*
Fleet Mortgage, dated as of March 19, 2019 provided by SCF Barge Line LLC, as Collateral Vessel Owner, in favor of JPMorgan Chase Bank, N.A., as Security Trustee and as Mortgagee (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2019 filed with the Commission on April 25, 2019 (File No. 001-12289)).

10.19*
Purchase and Sale Agreement, dated as of August 2, 2019 among SEACOR Holdings Inc., as Parent, SEACOR Tankers II LLC, as Buyer, and ACP III Tankers, LLC, as Seller (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report of Form 10-Q for the quarterly period ended September 30, 2019 filed with the Commission on October 29, 2019 (File No. 001-12289)).

10.20*
Registration Rights Agreement, dated as of August 2, 2019 among SEACOR Holdings Inc. and ACP III Tankers, LLC (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report of Form 10-Q for the quarterly period ended September 30, 2019 filed with the Commission on October 29, 2019 (File No. 001-12289)).

10.21*
Lock-Up Agreement, dated as of August 2, 2019 among SEACOR Holdings Inc., and ACP III Tankers, LLC, as Seller (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report of Form 10-Q for the quarterly period ended September 30, 2019 filed with the Commission on October 29, 2019 (File No. 001-12289)).

10.22**
Amended and Restated Credit Agreement dated as of December 20, 2019 among SEA-VISTA I LLC, as Borrower, the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Swingline Lender, JPMorgan Chase Bank, N.A., as Administrative Agent and Security Trustee for the Lenders and JPMorgan Chase Bank, N.A., as issuing bank of the Letters of Credit.

21.1	List of Registrant’s Subsidiaries.
23.1	Consent of Independent Registered Certified Public Accounting Firm.

Exhibit Number	Description
23.2	Consent of Independent Registered Certified Public Accounting Firm.
31.1	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated herein by reference as indicated.
**	Filed herewith.
+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2019, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

By:	/s/ BRUCE WEINS
Bruce Weins, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ BRUCE WEINS	Senior Vice President and	February 28, 2020
Bruce Weins	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ CHARLES FABRIKANT	Executive Chairman, Chief Executive Officer and Director	February 28, 2020
Charles Fabrikant	(Principal Executive Officer)
/s/ OIVIND LORENTZEN	Vice Chairman and Director	February 28, 2020
Oivind Lorentzen
/s/ DAVID BERZ	Director	February 28, 2020
David Berz
/s/ CHRISTOPHER PAPOURAS	Director	February 28, 2020
Christopher Papouras
/s/ DAVID SCHIZER	Director	February 28, 2020
David Schizer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Trailer Bridge, Inc.
Jacksonville, Florida

Opinion on the Financial Statements
We have audited the accompanying balance sheet of Trailer Bridge, Inc., (the “Company”), as of December 31, 2019 and 2018, the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively, referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pivot CPAs

We have served as the Company’s auditor since 2012.
Ponte Vedra Beach, Florida
February 21, 2020

TRAILER BRIDGE, INC.
BALANCE SHEETS
(in thousands, except for share data)

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$22,880	$19,137
Trade receivables, less allowance for doubtful accounts of $607 and $1,787	18,761	19,434
Prepaid and other current assets	2,356	2,012
Total current assets	43,997	40,583

Property and equipment, net	74,921	76,415
Deferred tax assets	2,621	—
Other assets	473	312
TOTAL ASSETS	$122,012	$117,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,140	$5,902
Accrued liabilities	10,029	9,138
Unearned revenue	214	447
Total current liabilities	16,383	15,487

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Common stock, $.01 par value, 1,120,000 authorized	10	10
Additional paid-in capital	137,940	137,940
Capital deficit	(32,321)	(36,127)
TOTAL STOCKHOLDERS’ EQUITY	105,629	101,823
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$122,012	$117,310

The accompanying notes are an integral part of these financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF OPERATIONS
(in thousands)

	Years Ended December 31,
	2019	2018	2017

OPERATING REVENUES:
Ocean shipping	$119,322	$145,553	$123,463
Domestic logistics brokerage	38,294	25,331	19,049
Vessel charter	675	2,611	1,814
	158,291	173,495	144,326
OPERATING EXPENSES:
Salaries, wages and benefits	17,486	14,582	11,609
Purchased transportation and other rent	80,849	75,693	62,105
Fuel	14,170	14,781	12,877
Operating and maintenance	23,157	30,008	25,245
Dry-docking	1,239	1,755	408
Taxes and licenses	288	287	224
Insurance and claims	2,440	2,186	2,358
Communications and utilities	866	795	529
Depreciation and amortization	7,934	7,546	7,375
Loss (gain) on sale of property and equipment	(563)	6	(10)
Other general and administrative expenses	9,171	8,865	6,775
	157,037	156,504	129,495

OPERATING INCOME	1,254	16,991	14,831

NONOPERATING (EXPENSE) INCOME:
Interest expense	(109)	(106)	(1,302)
Interest income	49	—	—

INCOME BEFORE INCOME TAXES	1,194	16,885	13,529

INCOME TAX (BENEFIT) PROVISION	(2,612)	382	307

NET INCOME	$3,806	$16,503	$13,222

The accompanying notes are an integral part of these financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common Stock
	Shares	Amount	Warrants	Paid-In Capital	Capital Deficit	Total
JANUARY 1, 2017	966,961	$10	$1,417	$136,523	$(65,852)	$72,098
Expiration of warrants	—	—	(1,417)	1,417	—	—
Net loss	—	—	—	—	13,222	13,222
DECEMBER 31, 2017	966,961	10	—	137,940	(52,630)	85,320
Net income	—	—	—	—	16,503	16,503
DECEMBER 31, 2018	966,961	10	—	137,940	(36,127)	101,823
Net income	—	—	—	—	3,806	3,806
DECEMBER 31, 2019	966,961	$10	$—	$137,940	$(32,321)	$105,629

The accompanying notes are an integral part of these financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,806	$16,503	$13,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,934	7,522	7,353
Provision for doubtful accounts	(1,180)	182	788
Loss (gain) on sale of property and equipment	(563)	6	(9)
PIK interest on secured notes	—	—	43
(Increase) decrease in:
Trade receivables	1,853	5,889	(9,632)
Prepaid and other current assets	(344)	310	(772)
Other assets	(184)	(33)	(72)
Deferred tax assets	(2,621)	—	—
(Decrease) increase in:
Accounts payable	240	(765)	229
Accrued liabilities	891	(177)	5,098
Unearned revenue	(234)	(491)	(976)
Net cash provided by operating activities	9,598	28,946	15,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,825)	(11,716)	(894)
Proceeds from refund of equipment	1,152	—	—
Proceeds from sale of property and equipment	818	1,226	57
Net cash used in investing activities	(5,855)	(10,490)	(837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	—	—	4,000
Payments on revolving line of credit	—	(4,000)	(6,696)
Proceeds from term loan credit facility	—	—	3,715
Repayments on term loan credit facility	—	—	(11,471)
Repurchase of secured notes	—	—	(3,642)
Net cash used in financing activities	—	(4,000)	(14,094)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,743	14,456	341
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	19,137	4,681	4,340
CASH AND CASH EQUIVALENTS, END OF YEAR	$22,880	$19,137	$4,681

The accompanying notes are an integral part of these financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, except for share data)

	Years Ended December 31,
	2019	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$110	$106	$1,250
Cash paid for income taxes	360	300	100

The accompanying notes are an integral part of these financial statements

TRAILER BRIDGE, INC.
NOTES TO FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Trailer Bridge, Inc. (the "Company") is a domestic trucking and marine transportation company with contract and common carrier authority. Highway transportation services are offered in the continental United States, while marine transportation is offered between Jacksonville, Florida, San Juan, Puerto Rico, Puerto Plata, Dominican Republic and other Caribbean islands. The Company also earns revenue from chartering its vessels that are not in liner service to third party operators
Cash and Cash Equivalents
The Company considers cash on hand and all highly liquid amounts on deposit with financial institutions with original maturities of three months or less to be cash equivalents. At times, such amounts on deposit may be in excess of the F.D.I.C. insurance limits of $250,000 per depositor at each financial institution. The Company had cash in excess of federally insured limits at December 31, 2019 of approximately $24.5 million.
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
The Company had approximately $3 million and $8.8 million in acquisitions in progress at December 31, 2019 and 2018, which includes approximately $2.7 million and $5.5 million related to the purchase of new chassis and containers not yet placed in service at the end of the year.
Revenue Recognition from Contracts with Customers
Ocean shipping revenue consists of fees earned for the transportation of containerized and noncontainerized freight primarily between locations within the southeast United States and Puerto Rico, the Dominican Republic and the US Virgin Islands. The Company recognizes ocean shipping revenue ratably over the duration of a voyage based on the relative transit time in each reporting period commonly referred to as the percentage of completion method. Voyage expenses are charged to operating expenses as incurred. Unearned revenue is primarily a result of invoicing customers at the commencement of ocean shipping transportation services.
The Company charges fuel surcharge fees based on amounts that are stipulated in the Company’s tariff or a quarterly fluctuating fuel scale at predetermined levels based upon the price of fuel. Fuel surcharge revenue is included in the

Company’s ocean shipping revenue and is recognized on the percentage of completion method consistent with ocean shipping revenue. Demurrage is a charge based on negotiated fees included in the contracts of ocean shipping customers and is assessed for failure to return empty shipping equipment on time, net of a related demurrage allowance. Net demurrage revenue is recognized monthly based on current delinquent equipment returns.
Revenue included in ocean shipping is as follows (in thousands):

Years ending December 31,	2019	2018	2017
Ocean shipping	$94,447	$111,135	$96,478
Fuel surcharge	23,003	27,646	24,796
Demurrage	1,872	6,772	2,189
	$119,322	$145,553	$123,463
The Company recognizes domestic logistics brokerage revenue for coordinating the transportation of freight between customers and third-party trucking providers throughout the United States. The Company acts as the principal in logistics brokerage transactions and reports related revenue on a gross basis because it has primary responsibility for fulfilling the transportation service and also has discretion in establishing prices with customers. Logistics brokerage revenue is recognized over the freight transit period as the performance obligation to the customer is completed.
Vessel charter revenue consists of rental income charged to customers for the use of vessels not in use by the Company in a liner service. The Company recognizes vessel charter revenue based on negotiated fees included in the contracts with its customers which are computed daily and recognized as incurred.
Income Taxes
ASC 740-10 Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Under ASC 740-10, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date.
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
Dry-docking Costs
The Company expenses maintenance and repair costs, including regulatory dry-docking of its vessels, as incurred.
Advertising Costs
The Company’s advertising costs are expensed as incurred and recorded as part of other operating expenses in the statements of income. Advertising costs for the years ended December 31, 2019, 2018, and 2017 were $391,601, $278,490, and $92,214, respectively.
Rent Expense
Rent expense for non-cancelable operating leases with scheduled rent increases or incentives is recognized on a straight-line basis over the lease term, beginning with the lease commencement date, or the date the Company takes control of the leased asset, whichever is earlier. The excess of straight-line rent expense over scheduled payment amounts and incentives is recorded as a deferred rent liability. Deferred rent of $35,644 was classified within accrued liabilities in the accompanying balance sheet as of December 31, 2019.
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
New Accounting Standards – Recently Adopted
Revenue from Contracts with Customers (Topic 606 or ASC 606). The Company adopted the requirements of ASC 606 effective January 1, 2019. The Company determined that prior accounting policies and procedures for recognizing revenue were consistent with ASC 606. Generally, revenue is recognized over time as the service is performed and all services are completed within a short period of time. Accordingly, there was no impact on the financial statements of the Company from the adoption of ASC 606.
New Accounting Standards – Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The amendment requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. ASU 2016-02 will also require disclosures to clarify the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2020 and the standard will be adopted using a modified retrospective transition method. The Company is currently assessing the impact that this standard will have on its financial statements.
In June 2016, the FASB issued Accounting Standards Update 2016-13– Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of ASU 2016-13 on its financial statements.
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
3. WARRANTS
In connection with a reorganization during 2012, the Company authorized 12,098 and issued 8,590 Series A warrants and authorized 8,972 and issued 6,370 Series B warrants to certain holders of prepetition common stock. The fair value of the Series A and Series B warrants was $115.19 and $67.25 respectively. The warrants were attached to the new common stock of the successor company. The Series A warrants entitled the holders to purchase, in the aggregate, up to 8,590 common shares at an exercise price of $747.66 per common share. The Series B warrants entitled the holders to purchase, in the aggregate, up to 6,370 shares of common stock at an exercise price of $1,424.07 per common share.
On April 2, 2017, all outstanding warrants expired without exercise and the balance of $1.4 million was transferred to Additional Paid In Capital.
4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31, (in thousands):

December 31,	2019	2018
Vessels	$76,477	$76,477
Containers	20,487	17,146
Chassis	15,720	10,755
Leasehold improvements	6,305	5,297
Buildings and structures	2,675	2,584
Land	2,200	2,200
Office furniture and equipment	5,381	3,965
Construction in process	2,974	8,838
	132,219	127,262
Less: accumulated depreciation and amortization	(57,298)	(50,847)
	$74,921	$76,415
Depreciation and amortization expense on property and equipment was approximately $8.0 million, $7.6 million, and $7.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

5. ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31 (in thousands):

December 31,	2019	2018
Purchased transportation	$4,922	$3,451
Accrued trade payables	1,193	1,673
Marine expense	1,739	1,477
Salaries and wages	1,288	1,399
Fringe benefits	367	336
Director fees	300	300
Taxes	70	365
Rent	150	137
	$10,029	$9,138

6. LONG TERM DEBT
Term Loan Credit Facility
The Company entered into a term loan credit facility with certain stockholders in an aggregate principal amount not to exceed $16.1 million. The credit facility, as amended October 10, 2016, included interest at a fixed rate of 12%. On November 21, 2017 the Company repaid the credit facility in full and the facility was extinguished.
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
As a result of the Section 1354 election, the Company is not able to utilize its Federal net operating losses (“NOL’s”) for qualifying taxable income under the alternate tonnage tax regime, however NOL’s may be utilized for taxable income from other services not generated from qualifying shipping activities and reported as traditional federal taxable income. As of December 31, 2019, the Company has available federal NOL’s related to non-tonnage tax eligible activities of approximately $70.5 million.
Taking into consideration continuing operating losses related to non-tonnage tax eligible activities, the Company determined that it is not more likely than not that available federal NOL’s and other net deferred tax assets will be utilized and therefore has fully reserved its net deferred tax assets, including Federal NOL’s as of December 31, 2019 and 2018.
States do not recognize the alternate tonnage tax election and therefore the Company files traditional state corporate income tax returns. The Company had state NOL’s of approximately $33.5 million and $36.7 million at December 31, 2019 and 2018, respectively, which began expiring in 2015 and will continue expiring through 2036. At December 31, 2018, the Company determined that it was not more likely than not that available state NOL’s would be utilized and therefore fully reserved its state deferred tax assets. During 2019, Company determined that based on taxable income projections and recent utilizations of state NOL’s, it is more likely than not that it will utilize approximately $20.9 million of its state NOL’s, therefore the Company adjusted its valuation allowance for state deferred tax assets at December 31, 2019.
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

Puerto Rico
On June 30, 2013, Puerto Rico enacted the Tax Burden Adjustment and Redistribution Act (“TBARA”). TBARA impacted income tax and imposed a new tax on gross income as part of the alternative minimum tax (AMT) regime. On February 18, 2014, the Company submitted a request to the Puerto Rico Treasury Department for relief from the new AMT regime. In January 2015, the Company entered into a Closing Agreement with the Puerto Rico Treasury Department in which partial relief was granted from the new AMT regime for tax years through 2015. During 2016, certain provisions of TBARA were held to be unconstitutional by the First Circuit Court of Appeals of Puerto Rico and the Company calculated its 2019 and 2018 Puerto Rico tax liability after adjusting for the portions of the TBARA Act that were found to be unconstitutional.
The Company had Puerto Rico NOL’s of approximately $84 million and $81 million at December 31, 2019 and 2018, respectively, which begin expiring in 2023 through 2024. The effective Puerto Rico tax rate at December 31, 2019 and 2018 was 37.5%. During 2019 the Company determined that based on Puerto Rico taxable income projections, it is more likely than not that approximately $6.3 million of Puerto Rico NOL’s will be utilized and approximately $77.5 million of Puerto Rico NOL’s will expire unutilized. Therefore, the Company adjusted its valuation allowance for Puerto Rico deferred tax assets at December 31, 2019.
The provision for income taxes is comprised of the following for the years ended December 31, (in thousands):

Years ended December 31,	2019	2018	2017
Current:
Federal tonnage tax	$16	$16	$27
State income tax (benefit)	(7)	7	2
Foreign	—	359	278
	9	382	307
Deferred:
State (benefit)	(259)	—	—
Foreign (benefit)	(2,362)	—	—
	(2,621)	—	—
Total income tax (benefit) provision	$(2,612)	$382	$307
The Company files U.S. federal and certain applicable U.S. state income tax returns. The Company also files an income tax return in the Commonwealth of Puerto Rico. Generally, the Company is no longer subject to U.S. federal tax examinations for years before the Company’s 2015 tax year. Management has reviewed and evaluated the relevant technical merits of each of its tax positions and determined that there are no uncertain tax positions that would have a material impact on these financial statements.
Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Under the tonnage tax method, temporary differences do not apply.

Significant components of U.S. federal and state deferred tax assets and liabilities as of December 31, are as follows (in thousands):

December 31,	2019	2018
Deferred tax assets:
Federal:
Net operating loss carryforwards	$14,815	$15,179
Allowance for bad debts	29	63
Accrued Salaries and vacation	26	16
AMT credit	75	151
Other	47	35
	14,992	15,444
State:
Net operating loss carryforwards	1,461	1,602
Allowance for bad debts	11	35
Accrued vacation and other	13	11
	1,485	1,648
Foreign:
Puerto Rico net operating loss carryforward	31,430	30,375
Total deferred tax assets	47,907	47,467

Deferred tax liabilities:
Federal:
Fixed assets	2,388	1,989
State:
Fixed assets	980	1,102

Net deferred tax assets	44,539	44,376
Valuation allowances:
Federal valuation allowance	(12,604)	(13,455)
State valuation allowance	(246)	(546)
Foreign	(29,068)	(30,375)
Net deferred tax assets	$2,621	$—

8. EMPLOYEE BENEFITS
The Company has a 401(k) Plan, which covers substantially all employees in the United States. Participants are permitted to make contributions of up to 25% of their compensation not to exceed certain limitations. The Company may make discretionary matching contributions to the Plan. In addition, the Company has a 165(e) Plan that covers substantially all employees in Puerto Rico. The Company contributed $276,364 during the year ended December 31, 2019.
The Company has an unqualified incentive bonus program and expensed bonuses of $2,124,274, $2,087,217, and $1,266,581 during the years ended December 31, 2019, 2018, and 2017, respectively, which was included in salaries, wages, and benefits in the accompanying statements of income. Bonuses are based on employee performance as determined by the Board of Directors.
9. RELATED PARTY TRANSACTIONS
The Company incurred in aggregate, approximately $4.0 million, $3.7 million, and $3.0 million during the years ended December 31, 2019, 2018 and 2017, respectively, for tug charter-hire from Seabulk Towing and Seabulk Tankers, divisions of a stockholder of the Company and considered related parties.
The Company paid management fees to a related party of $0.2 million during the year ended December 31, 2017.

10. COMMITMENTS AND CONTINGENCIES
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
The Company has a long-term lease agreement with the Port Authority of Jacksonville for premise and ramp usage expiring in 2023 with two renewal options of five years each. Annual rent is approximately $1.2 million with additional rent if the Company does not achieve minimum tonnage throughput at the port. During the years ended December 31, 2019, 2018 and 2017, the Company exceeded the minimum tonnage requirement under this lease agreement.
The Company leases for tug charter-hire include the use of the tug and labor associated with tug charters. In addition, the Company is responsible for all fuel costs associated with its tug charter-hire agreements.
Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2018, are as follows (in thousands):

Years ending December 31,
2020	$9,603
2021	3,951
2022	2,228
2023	1,868
2024	175
Thereafter	31
$17,856
Included in the amounts in the table above is tug charter-hire of approximately $7.3 million during 2020.
Rent expense for all operating leases, including leases with terms of less than one year, was approximately $19.1 million, $18.5 million, and $18.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is recorded as a part of purchased transportation and other rent in the accompanying statements of income.
Included in rent expense was approximately $15.2 million, $14.8 million, and $15.1 million related to tug charter-hire for the years ended December 31, 2019, 2018 and 2017, respectively, including related party expense as follows (in thousands):

Years ending December 31,	2019	2018	2017
Seabulk Towing - related party	$4,094	$3,561	$3,022
All other rent	11,081	11,185	12,038
	$15,175	$14,746	$15,060

11. CONCENTRATION OF GEOGRAPHIC AND MARKET RISK
The Jones Act provides that all vessels operating between ports in the United States, including the noncontiguous areas of Puerto Rico, Alaska and Hawaii, must be built, owned, operated and crewed substantially by U.S. citizens. The Company cannot assure that the Jones Act will not be repealed or amended in the future. If the Jones Act were repealed or substantially amended and, as a consequence, competition was to increase in the Caribbean market, the Company’s business and cash flow could be adversely affected.
12. SUBSEQUENT EVENTS
The Company evaluated the accounting and disclosure requirements for subsequent events through February 21, 2020, the date of this report.