Form 10-Q
period 2020-03-31
SEACOR HOLDINGS INC /NEW/
filed 2020-04-28
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
__________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020              or
☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of April 24, 2020 was 20,333,024. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$76,106	$77,222
Restricted cash and restricted cash equivalents	1,224	1,222
Marketable securities	7,832	7,936
Receivables:
Trade, net of allowance for doubtful accounts of $2,898 and $2,871 in 2020 and 2019, respectively	192,350	194,022
Other	67,938	38,881
Inventories	4,050	5,255
Prepaid expenses and other	5,387	6,971
Total current assets	354,887	331,509
Property and Equipment:
Historical cost	1,441,509	1,442,382
Accumulated depreciation	(639,424)	(624,024)
Net property and equipment	802,085	818,358
Operating Lease Right-of-Use Assets	136,180	144,539
Investments, at Equity, and Advances to 50% or Less Owned Companies	151,568	157,108
Goodwill	32,586	32,701
Intangible Assets, Net	22,952	20,996
Other Assets	8,615	7,761
	$1,508,873	$1,512,972
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$44,495	$58,854
Current portion of long-term operating lease liabilities	35,258	36,011
Accounts payable and accrued expenses	43,663	57,595
Other current liabilities	75,225	57,501
Total current liabilities	198,641	209,961
Long-Term Debt	254,272	255,612
Long-Term Operating Lease Liabilities	100,789	108,295
Deferred Income Taxes	123,054	105,661
Deferred Gains and Other Liabilities	19,103	20,929
Total liabilities	695,859	700,458
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized; 41,005,575 and 40,819,892 shares issued in 2020 and 2019, respectively	410	408
Additional paid-in capital	1,662,938	1,661,002
Retained earnings	518,573	517,106
Shares held in treasury of 20,672,551 and 20,643,724 in 2020 and 2019, respectively, at cost	(1,366,787)	(1,365,792)
Accumulated other comprehensive loss, net of tax	(2,909)	(998)
	812,225	811,726
Noncontrolling interests in subsidiaries	789	788
Total equity	813,014	812,514
	$1,508,873	$1,512,972

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data, unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Revenues	$192,296	$209,524
Costs and Expenses:
Operating	146,028	147,111
Administrative and general	29,021	26,746
Depreciation and amortization	17,729	17,136
	192,778	190,993
Gains on Asset Dispositions, Net	384	437
Operating Income (Loss)	(98)	18,968
Other Income (Expense):
Interest income	1,601	1,900
Interest expense	(4,470)	(5,113)
Debt extinguishment losses	(319)	(793)
Marketable security gains (losses), net	(104)	3,068
Foreign currency gains (losses), net	(4,582)	405
Other, net	92	(644)
	(7,782)	(1,177)
Income (Loss) Before Income Tax Expense (Benefit) and Equity in Losses of 50% or Less Owned Companies	(7,880)	17,791
Income Tax Expense (Benefit)	(14,142)	2,205
Income Before Equity in Losses of 50% or Less Owned Companies	6,262	15,586
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(4,793)	(2,518)
Net Income	1,469	13,068
Net Income Attributable to Noncontrolling Interests in Subsidiaries	2	5,335
Net Income Attributable to SEACOR Holdings Inc.	$1,467	$7,733

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$0.07	$0.42

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$0.07	$0.41

Weighted Average Common Shares Outstanding:
Basic	19,950,444	18,232,562
Diluted	19,994,025	19,571,339

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
Net Income	$1,469	$13,068
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses), net	(996)	79
Derivative losses on cash flow hedges	(918)	—
	(1,914)	79
Income tax benefit (expense)	3	(68)
	(1,911)	11
Comprehensive Income	(442)	13,079
Comprehensive Income Attributable to Noncontrolling Interests in Subsidiaries	2	5,335
Comprehensive Income Attributable to SEACOR Holdings Inc.	$(444)	$7,744

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
December 31, 2019	$408	$1,661,002	$517,106	$(1,365,792)	$(998)	$788	$812,514
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	949	—	—	949
Exercise of stock options	—	421	—	—	—	—	421
Director stock awards	—	21	—	—	—	—	21
Restricted stock	2	(2)	—	—	—	—	—
Purchase of treasury shares	—	—	—	(1,944)	—	—	(1,944)
Amortization of share awards	—	1,496	—	—	—	—	1,496
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income	—	—	1,467	—	—	2	1,469
Other comprehensive loss	—	—	—	—	(1,911)	—	(1,911)
March 31, 2020	$410	$1,662,938	$518,573	$(1,366,787)	$(2,909)	$789	$813,014

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
December 31, 2018	$390	$1,596,642	$474,809	$(1,366,773)	$(914)	$149,688	$853,842
Impact of adoption of accounting principle, net of tax	—	—	15,523	—	—	9,836	25,359
December 31, 2018, As Adjusted	390	1,596,642	490,332	(1,366,773)	(914)	159,524	879,201
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	857	—	—	857
Exercise of stock options	—	873	—	—	—	—	873
Director stock awards	—	33	—	—	—	—	33
Restricted stock	2	(2)	—	—	—	—	—
Purchase of treasury shares	—	—	—	(351)	—	—	(351)
Amortization of share awards	—	1,258	—	—	—	—	1,258
Distributions to noncontrolling interests	—	—	—	—	—	(156)	(156)
Net income	—	—	7,733	—	—	5,335	13,068
Other comprehensive income	—	—	—	—	11	—	11
March 31, 2019	$392	$1,598,804	$498,065	$(1,366,267)	$(903)	$164,703	$894,794

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
Net Cash Provided by Operating Activities	$25,002	$34,660
Cash Flows from Investing Activities:
Purchases of property and equipment	(6,377)	(5,649)
Proceeds from disposition of property and equipment	114	120
Payments received on third-party leases and notes receivable, net	15	165
Business acquisitions, net of cash acquired	(970)	—
Net cash used in investing activities	(7,218)	(5,364)
Cash Flows from Financing Activities:
Payments on long-term debt	(18,144)	(31,396)
Payments for long-term debt issue costs	—	(2,197)
Common stock acquired for treasury	(1,944)	(351)
Proceeds from share award plans	1,370	1,730
Distributions to noncontrolling interests	(1)	(156)
Net cash used in financing activities	(18,719)	(32,370)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(179)	6
Net Decrease in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(1,114)	(3,068)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	78,444	147,212
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	77,330	144,144
Restricted Cash and Restricted Cash Equivalents, End of Period	1,224	2,992
Cash and Cash Equivalents, End of Period	$76,106	$141,152

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “SEACOR” refers to SEACOR Holdings Inc. without its consolidated subsidiaries. Capitalized terms used and not specifically defined herein have the same meaning given those terms in the Company's Annual report on Form 10-K for the year ended December 31, 2019.
The condensed consolidated financial information for the three months ended March 31, 2020 and 2019 has been prepared by the Company and has not been audited by its independent registered certified public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of March 31, 2020, its results of operations for the three months ended March 31, 2020 and 2019, its comprehensive income for the three months ended March 31, 2020 and 2019, its changes in equity for the three months ended March 31, 2020 and 2019, and its cash flows for the three months ended March 31, 2020 and 2019. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Adoption of New Accounting Standards. On January 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Topic 326, Financial Instruments - Credit Losses (“Topic 326”), which replaces the current incurred loss impairment methodology for financial assets and other assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. As part of our assessment of the adequacy of our allowances for credit losses, we considered a number of factors including, but not limited to, customer credit ratings and payment history, bankruptcy filings, published or estimated credit default rates, age of receivables, expected loss rates and collateral exposures. The adoption of Topic 326 using a modified retrospective approach did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
On January 1, 2019, the Company adopted FASB Topic 842, Leases (“Topic 842”) using a modified prospective approach and implemented internal controls and systems to enable the preparation of financial information upon adoption. The Company elected the available practical expedients permitted under the guidance including the option to not separate lease and nonlease components in calculating the right-of-use assets and corresponding lease liabilities and to not apply the recognition requirements of Topic 842 to short-term leases (leases that have a duration of twelve months or less at lease inception). Generally, it was not possible for the Company to determine the interest rate implicit in each of its operating leases and therefore used its incremental borrowing rate in calculating operating lease right-of-use assets and lease liabilities. The Company assigned its leases to portfolios based on the remaining term at the time of adoption and applied a single rate to each portfolio of leases as the result was not materially different than using a specific discount rate for each individual lease. The Company included renewal options that were reasonably certain of being exercised in determining the lease term. Upon adoption, the Company recognized a cumulative-effect adjustment of $25.4 million, net of tax, to the opening balance of retained earnings primarily for previously deferred gains related to sale-leaseback transactions.
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

Ocean Services' revenues from contracts with customers primarily arise from voyage charters, contracts of affreightment, tariff based port and infrastructure services, unit freight logistics services, and technical ship management agreements with vessel owners (see Note 15). Ocean Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Voyage charters are contracts to carry cargoes on a single voyage basis for a predetermined price, regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Tariff based port and infrastructure services typically include operating harbor tugs alongside oceangoing vessels to escort them to their berth, assisting with the docking and undocking of these oceangoing vessels and escorting them back out to sea. They are contracted using prevailing port tariff terms on a per-use basis. In the unit freight logistics trade, transportation services typically include transporting shipping containers, rail cars, project cargoes, automobiles and U.S. military vehicles and are generally contracted on a per unit basis for the specified cargo and destination, typically in accordance with a publicly available tariff rate or based on a negotiated rate when moving larger volumes over an extended period. Managed services include technical ship and crew management agreements whereby Ocean Services provides technical ship and crew management services to third-party customers for a predetermined price over a specified period of time, typically a year or more.
Inland Services' revenues from contracts with customers primarily arise from contracts of affreightment, terminal operations, fleeting operations and repair and maintenance services (see Note 15). Inland Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Contracts of affreightment are contracts whereby customers are charged an established rate per ton to transport cargo from point-to-point. Terminal operations includes tank farms and dry bulk and container handling facilities that are marketed under contractual rates and terms driven by throughput volume. Fleeting operations includes fleeting services whereby barges are held in fleeting areas for an agreed-upon day rate and shifting services whereby harbor boats are used to pick up and drop off barges to assist in assembling tows and to move barges to and from the dock for loading and unloading at predetermined per-shift fees. Other operations primarily include a machine shop specializing in towboat and barge cleaning, repair and maintenance services that are charged on an hourly or a fixed fee basis depending on the scope and nature of the work.
Witt O’Brien’s revenues from contracts with customers primarily arise from time and material and retainer contracts (see Note 15). Witt O’Brien’s transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Time and material contracts primarily relate to emergency response, debris management or consulting services that Witt O’Brien’s performs for a predetermined fee. Retainer contracts, which are nearly all with vessel services operators and oil companies, are contracted based on agreed-upon rates.
The Company’s Other business segment includes Cleancor, which primarily earns revenues from the sale of liquefied natural gas (see Note 15). Under these arrangements, control of the goods are transferred to the customer and performance obligations are satisfied at a point in time, and therefore revenue is recognized upon delivery while any related costs are expensed as incurred.
Contract liabilities from contracts with customers arise when the Company has received consideration prior to performance and are included in other current liabilities in the accompanying consolidated balance sheets. The Company’s contract liability activity for the three months ended March 31 was as follows (in thousands):

	2020	2019
Balance at beginning of period	$794	$968
Previously deferred revenues recognized upon completion of performance obligations during the period	(394)	(408)
Net contract liabilities arising during the period	7,504	7,351
Balance at end of period	$7,904	$7,911
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
As of March 31, 2020, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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
As of March 31, 2020, the Company had construction in progress of $15.0 million that primarily consisted of the construction of harbor tugs and inland river towboats, and is included in historical cost in the accompanying condensed consolidated balance sheets. Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the three months ended March 31, 2020, capitalized interest was not material.
Impairment. In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a pandemic, which continues to spread throughout the United States and the world. The spread of COVID-19 has caused significant volatility in U.S. and international markets and there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies.
The Company's overall business, results of operations and financial condition have not been materially affected by the COVID-19 outbreak. The COVID-19 pandemic is, however, a dynamic and continuously evolving phenomenon and the ultimate severity of the outbreak is uncertain at this time. If the pandemic worsens, additional restrictions are implemented or current restrictions are imposed for a longer period of time to contain the outbreak, the Company may experience a material adverse effect on its businesses, results of operations and financial condition, which could result in impairments in future periods.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying value and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. The Company’s estimates of undiscounted cash flows are highly subjective and actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the three months ended March 31, 2020 and 2019, the Company did not recognize any impairment charges related to long-lived assets held for use.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the three months ended March 31, 2020 and 2019, the Company did not recognize any impairment charges related to its 50% or less owned companies.
Income Taxes. During the three months ended March 31, 2020, the Company’s effective income tax rate of 179.5% was higher than the statutory rate primarily due to a pre-tax loss, a statutory change to the U.S. federal income tax code and losses subject to tonnage tax, partially offset by foreign sourced income not subject to U.S. tax (see Note 7). During the three months ended March 31, 2019, the Company's effective income tax rate of 12.4% was lower than the statutory rate primarily due to foreign sourced income not subject to U.S. tax, tax not provided on income attributable to noncontrolling interests and income subject to tonnage tax, partially offset by foreign taxes not creditable against U.S. income tax.
Deferred Gains. The Company has sold certain equipment to its 50% or less owned companies, entered into vessel sale-leaseback transactions with finance companies and provided seller financing on sales of its equipment to third parties and its 50% or less owned companies. A portion of the gains realized from these transactions were deferred and recorded in deferred gains and other liabilities in the accompanying condensed consolidated balance sheets. Deferred gain activity related to these transactions for the three months ended March 31 was as follows (in thousands):

	2020	2019
Balance at beginning of period	$12,008	$43,664
Impact of adoption of accounting principle(1)	—	(29,207)
Amortization of deferred gains included in gains on asset dispositions, net	(331)	(331)
Balance at end of period	$11,677	$14,126
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

Computations of basic and diluted earnings per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended March 31,
	Net Income Attributable to SEACOR	Average O/S Shares	Per Share
2020
Basic Weighted Average Common Shares Outstanding	$1,467	19,950,444	$0.07
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	43,581
Convertible Notes(2)	—	—
Diluted Weighted Average Common Shares Outstanding	$1,467	19,994,025	$0.07
2019
Basic Weighted Average Common Shares Outstanding	$7,733	18,232,562	$0.42
Effect of Dilutive Securities:
Options and Restricted Stock(3)	—	111,676
Convertible Notes(4)	318	1,227,101
Diluted Weighted Average Common Shares Outstanding	$8,051	19,571,339	$0.41
______________________
(1)For the three months ended March 31, 2020, diluted earnings per common share of SEACOR excluded 1,576,797 of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.
(2)For the three months ended March 31, 2020, diluted earnings per common share of SEACOR excluded 573,604 of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes, 1,227,101 of common shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes and 1,553,780 of common shares issuable pursuant to the Company’s 3.25% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.
(3)For the three months ended March 31, 2019, diluted earnings per common share of SEACOR excluded 1,012,711 of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.
(4)For the three months ended March 31, 2019, diluted earnings per common share of SEACOR excluded 1,302,221 of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes and 1,553,780 of common shares issuable pursuant to the Company’s 3.25% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.
New Accounting Pronouncements. On January 26, 2017, the FASB issued an amendment to the accounting standards that simplified wording and removed step two of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step two of the goodwill test. The new standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020, with early adoption permitted for interim or annual goodwill impairment tests on testing dates after January 1, 2017. The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.
On December 18, 2019, the FASB issued an amendment to the accounting standards that enhances and simplifies various aspects of the income tax accounting guidance including the elimination of certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.
2. BUSINESS ACQUISITIONS
Navigate. On February 21, 2020, the Company acquired Helix Media Pte. Ltd., Navigate Response (Asia) Pte. Ltd., Navigate PR Ltd., and Navigate Response Limited (collectively "Navigate"), a global crisis communications network specializing in the international shipping, port and offshore industries, for $3.6 million. The purchase price consisted of $1.0 million, in cash net of cash acquired of $0.8 million, paid at the closing of the acquisition and $1.8 million of contingent consideration that is payable upon Navigate meeting certain specified cash collection and client retention targets for the 24 months following the acquisition date. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair value resulting in no goodwill being recorded.

Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisition for the three months ended March 31 was as follows (in thousands):

2020
Trade and other receivables	$295
Other current assets	103
Property and Equipment	5
Intangible Assets	3,020
Accounts payable and other accrued liabilities	(31)
Other current liabilities(1)	(2,055)
Other Liabilities(1)	(367)
Purchase price(2)	$970
______________________
(1)Includes contingent consideration.
(2)Purchase price is net of cash acquired totaling $0.8 million.
3. EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the three months ended March 31, 2020, capital expenditures were $6.4 million and primarily related to the construction of harbor tugs and the purchase of machinery and equipment.
During the three months ended March 31, 2020, the Company sold equipment for net proceeds of $0.1 million and gains of $0.1 million. In addition, the Company recognized previously deferred gains of $0.3 million.
4. INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Trailer Bridge. Trailer Bridge is an operator of U.S.-flag deck and RORO barges and provides marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. During the three months ended March 31, 2020, the Company earned revenues of $1.0 million from the time charter of one U.S.-flag offshore tug to Trailer Bridge.
KSM. KSM operates four foreign-flag harbor tugs, one foreign-flag ocean liquid tank barge and two foreign-flag specialty vessels in Freeport, Grand Bahama. During the three months ended March 31, 2020, the Company earned revenues of $0.4 million from the bareboat charter of two foreign-flag harbor tugs to KSM.
Bunge-SCF Grain. Bunge-SCF Grain operates terminal grain elevators in Illinois. During the three months ended March 31, 2020, the Company earned revenues of $0.2 million from the lease of a terminal facility to Bunge-SCF Grain.
SCF Bunge Marine. SCF Bunge Marine provides towing services on the U.S. Inland Waterways, primarily the Mississippi River, Illinois River, Tennessee River and Ohio River. During the three months ended March 31, 2020, the Company earned revenues of $2.0 million from the time charter of eight inland river towboats to SCF Bunge Marine.
Other Inland Services. The Company’s other Inland Services 50% or less owned company operates a fabrication facility. During the three months ended March 31, 2020, the Company and its partner each received a cash dividend of $0.1 million from this 50% or less owned company.
5. LONG-TERM DEBT
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire SEACOR common stock, par value $0.01 per share (“Common Stock”), 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of March 31, 2020, the Company’s remaining repurchase authority for the Securities was $113.1 million.
3.0% Convertible Senior Notes. During the three months ended March 31, 2020, the Company purchased $15.6 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $15.4 million resulting in debt extinguishment losses of $0.3 million included in the accompanying condensed consolidated statements of income. The outstanding principal amount of these notes was $34.5 million as of March 31, 2020.
SEACOR Revolving Credit Facility. On March 19, 2019, the Company entered into a $125.0 million credit agreement with a syndicate of lenders (the “SEACOR Revolving Credit Facility”) that matures March 19, 2024 and is secured by a pledge over all of SEACOR’s assets and certain of its subsidiaries’ assets, subject to certain exceptions. As of March 31, 2020, the Company had $125.0 million of remaining borrowing capacity under this facility.

SEA-Vista 2019 Credit Facility. During the three months ended March 31, 2020, SEA-Vista made scheduled repayments of $2.5 million on its Term Loan. As of March 31, 2020, SEA-Vista had $100.0 million of remaining borrowing capacity under this facility.
Other. During the three months ended March 31, 2020, the Company made scheduled payments on other long-term debt of $0.2 million.
Letters of Credit. As of March 31, 2020, the Company had outstanding letters of credit totaling $1.2 million with various expiration dates through 2027.
Guarantees. The Company has guaranteed the payments of amounts owed under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations on behalf of SEACOR Marine. As of March 31, 2020, these guarantees on behalf of SEACOR Marine totaled $18.5 million and decline as payments are made on the outstanding obligations. The Company earns a fee of 0.5% per annum on these guarantees. During the three months ended March 31, 2020, the fees earned by the Company for these guarantees were not material.
6. OPERATING LEASES
As of March 31, 2020, the Company leased-in two U.S.-flag petroleum and chemical carriers, four U.S.-flag harbor tugs, four U.S.-flag PCTCs, 50 inland river dry-cargo barges, four inland river towboats, six inland river harbor boats and certain facilities and other equipment. The leases generally contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of March 31, 2020, the lease terms of the U.S.-flag petroleum and chemical carriers, which are subject to subleases, have remaining durations of 30 and 77 months. The lease terms of the other vessels, facilities and equipment range in duration from 1 to 192 months.
For the three months ended March 31, the components of lease expense were as follows (in thousands):

	2020	2019
Operating lease expense	$10,872	$10,554
Short-term lease expense (lease duration of twelve months or less at lease commencement)	5,596	6,720
Sublease income	(8,641)	(8,225)
	$7,827	$9,049
For the three months ended March 31, 2020, other information related to operating leases was as follows (in thousands except weighted average data):

Operating cash outflows from operating leases	$10,772
Right-of-use assets obtained in exchange for operating lease liabilities	$872
Weighted average remaining lease term, in years	5.1
Weighted average discount rate	4.9%

7. INCOME TAXES
The following table reconciles the difference between the statutory federal income tax rate and the Company's effective income tax rate for the three months ended March 31, 2020:

Statutory rate	21.0%
Income subject to tonnage tax	12.1%
U.S. federal income tax statutory changes	161.7%
Non-deductible expenses	(1.9)%
Foreign earnings not subject to U.S. income tax	(13.7)%
Foreign taxes not creditable against U.S. income tax	5.8%
Subpart F income	(2.7)%
State taxes	(0.7)%
Share award plans	(2.1)%
179.5%

On March 27, 2020, the U.S. Congress passed and the President signed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") into law to address the economic fallout of the 2020 coronavirus pandemic. One provision of the CARES Act increases the tax deduction for net operating losses from 80% to 100% for 2018 through 2020, allows net operating losses generated in 2018 through 2020 to be carried back up to five years and increases the deductible interest expense limit from 30% to 50% of taxable EBITDA. As a result of these statutory changes, during the three months ended March 31, 2020, the Company determined it will be able to carry its 2019 net operating losses back to tax years when the statutory tax rate was 35% resulting in an income tax benefit of $12.7 million, which is included in income tax expense (benefit) in the accompanying condensed consolidated statements of income. As of March 31, 2020, $37.4 million of income tax receivables is included in other receivables in the accompanying condensed consolidated balance sheets.
8. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
One of the Company’s 50% or less owned companies has subsidiaries with interest rate swap agreements designated as cash flow hedges, with an aggregate amortizing notional value of $48.0 million that mature in March 2028. These interest rate swaps call for the subsidiaries to pay a fixed rate of 1.74% on the aggregate amortizing notional value and receive a variable interest rate based on LIBOR. By entering into these interest rate swap agreements, the Company's 50% or less owned companies converted the variable LIBOR component of certain of its outstanding borrowings to a fixed interest rate. During the three months ended March 31, 2020, the Company recognized losses on the fair value of these contracts of $0.9 million which is included as a component of other comprehensive income (loss).
9. FAIR VALUE MEASUREMENTS
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
As of March 31, 2020, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents, restricted cash and restricted cash equivalents	$77,330	$—	$—
Marketable securities(1)	7,832	—	—
______________________
(1)Marketable security gains (losses), net include unrealized losses of $0.1 million for the three months ended March 31, 2020 related to marketable security positions held by the Company as of March 31, 2020.
As of March 31, 2020, the estimated fair values of the Company’s other financial assets and liabilities were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Notes receivable from third parties (included in other receivables and other assets)	$1,127	$—	$1,127	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,201	see below
LIABILITIES
Long-term debt, including current portion(1)	$298,767	$—	$279,349	$—
______________________
(1)The estimated fair value includes the embedded conversion options on the Company’s 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes.

The fair value of the Company’s long-term debt and notes receivable from third parties was estimated based upon quoted market prices or by using discounted cash flow analyses based on estimated current rates for similar types of arrangements. It was not practicable to estimate the fair value of certain of the Company’s investments, at cost, in 50% or less owned companies because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. Considerable judgment was required in developing certain of the estimates of fair value including the consideration of the recent COVID-19 pandemic that has caused significant volatility in U.S. and international markets, and accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

10. EQUITY TRANSACTIONS
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Securities through open market purchases, privately negotiated transactions or otherwise, depending on market conditions (see Note 5).
During the three months ended March 31, 2020, the Company acquired 41,600 shares of Common Stock for treasury for an aggregate purchase price of $1.4 million. As of March 31, 2020, the Company’s repurchase authority for the Securities was $113.1 million.
During the three months ended March 31, 2020, the Company acquired 17,144 shares of Common Stock for treasury for an aggregate purchase price of $0.5 million from its employees to cover their tax withholding obligations related to the vesting of equity awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations for its Securities granted by SEACOR’s Board of Directors.
11. NONCONTROLLING INTERESTS IN SUBSIDIARIES
SEA-Vista owns and operates the Company’s fleet of U.S.-flag petroleum and chemical carriers used in the U.S. coastwise trade of crude oil, petroleum and specialty chemical products. On August 2, 2019, the Company acquired the Remaining SEA-Vista Interest. During the three months ended March 31, 2019, the net income of SEA-Vista was $10.9 million, of which $5.3 million was attributable to noncontrolling interests.
12. MULTI-EMPLOYER AND DEFINED BENEFIT PENSION PLANS
During the three months ended March 31, 2020, the Company received notification from the AMOPP that the Company’s withdrawal liability as of September 30, 2019, the latest period for which an actuarial valuation is available, would have been $25.5 million. That liability may change in future years based on various factors, primarily employee census. As of March 31, 2020, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
13. SHARE BASED COMPENSATION
During the three months ended March 31, 2020, transactions in connection with the Company’s share based compensation plans were as follows:

Director stock awards granted	500
Employee Stock Purchase Plan (“ESPP”) shares issued	29,917
Restricted stock awards granted	167,650
Stock Option Activities:
Outstanding as of December 31, 2019	1,454,074
Granted	40,258
Exercised	(17,533)
Expired	(3,025)
Outstanding as of March 31, 2020	1,473,774
Shares available for future grants and ESPP purchases as of March 31, 2020	304,114

14. COMMITMENTS AND CONTINGENCIES
As of March 31, 2020, the Company's capital commitments by year of expected payment were as follows (in thousands):

	Remainder of 2020	2021	2022	Total
Ocean Services	$20,864	$30,993	$2,636	$54,493
Inland Services	6,318	—	—	6,318
Other	226	—	—	226
	$27,408	$30,993	$2,636	$61,037
Ocean Services' capital commitments included four U.S.-flag harbor tugs and an interest in two foreign-flag rail ferries. Inland Services’ capital commitments included six inland river dry-cargo barges, two inland river towboats, other equipment, and vessel and terminal improvements. Subsequent to March 31, 2020, the Company committed to purchase other property and equipment for $1.1 million.
During 2012, the Company sold National Response Corporation (“NRC”), NRC Environmental Services Inc., SEACOR Response Ltd., and certain other subsidiaries to J.F. Lehman & Company, a private equity firm (the “SES Business Transaction”).
On December 15, 2010, O’Brien’s Response Management L.L.C. (“ORM”) and NRC were named as defendants in several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico (the the “DWH Response”), which is currently pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserted various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned “B3” master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging “B3” exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order. On February 16, 2016, all but eleven “B3” claims against ORM and NRC were dismissed with prejudice (the “B3 Dismissal Order”). On August 2, 2016, the Court granted an omnibus motion for summary judgment as it concerns ORM and NRC in its entirety, dismissing the remaining eleven plaintiffs’ claims against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). The deadline to appeal both of these orders has expired. The last remaining claim against the Company in connection with the “B3” master complaint was dismissed with prejudice, by an order of the Court granted on July 25, 2019.
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
Separately, on March 2, 2012, the Court announced that BP Exploration and Production Inc. (“BPXP”) and BP America Production Company (“BP America,” and with BPXP, “BP”) and the Plaintiffs had reached an agreement on the terms of two proposed class action settlements that would resolve, among other things, Plaintiffs’ economic loss and property damage claims and clean-up related claims against BP. The Company, ORM, and NRC had no involvement in negotiating or agreeing to the terms of either settlement, nor are they parties or signatories thereto. The BP settlement pertaining to personal injury claims (the “Medical Settlement”) purported to resolve the “B3” claims asserted against BP and also established a right for class members to pursue individual claims against BP (but not ORM or NRC) for “later-manifested physical conditions,” defined in the Medical Settlement to be physical conditions that were “first diagnosed” after April 16, 2012 and which are claimed to have resulted from exposure during the DWH Response. This back-end litigation-option (“BELO”) provision of the Medical Settlement has specifically-delineated procedures and limitations, should any “B3” class member seek to invoke their BELO right. For example, there are limitations on the claims and defenses that can be asserted, as well as on the issues, elements, and proofs that may be litigated at any trial and the potential recovery for any Plaintiff. Notwithstanding that the Company, ORM, and NRC are listed on the Medical Settlement’s release as to claims asserted by Plaintiffs, the Medical Settlement still permits BP to seek indemnity from any party, to the extent BP has a valid indemnity right. The Medical Settlement was approved by the Court on January 11, 2013 and made effective on February 12, 2014.

As of mid-April 2020, BP has tendered approximately 2,385 claims pursuant to the Medical Settlement’s BELO provision for indemnity to ORM and approximately 230 of such claims to NRC. Recently, approximately 750 of the claims that were tendered by BP to ORM and approximately 65 of the claims tendered to NRC have been dismissed with prejudice. ORM and NRC have rejected all of BP’s indemnity demands relating to the Medical Settlement’s BELO provision and on February 14, 2019 commenced a legal action against BPXP and BP America with respect to same. That action, captioned O’Brien’s Response Management, L.L.C. et al. v. BP Exploration & Production Inc. et al., Case No. 2:19-CV-01418-CJB-JCW (E.D. La.) (the “Declaratory Judgment Action”), seeks declaratory relief that neither ORM nor NRC have any indemnity obligation to BP with respect to the exposure-based claims expressly contemplated by the Medical Settlement’s BELO provision, nor any contribution, in light of BP’s own actions and conduct over the past ten years (including its complete failure to even seek indemnity) and the resultant prejudice to ORM and NRC; that any indemnity or contribution rights BP may have once had with respect to these personal injury and exposure claims were extinguished once the Medical Settlement was approved by the MDL Court in 2013; and that ORM’s and NRC’s contractual and common law rights operate to bar any indemnity or contribution claims against them by BP. BP subsequently proceeded to begin tendering personal injury claims to ORM and NRC that are being pursued by plaintiffs who opted out of the Medical Settlement and who are thus proceeding with their “B3” claims in their ordinary course (as opposed to pursuant to the Medical Settlement’s BELO provision). ORM and NRC also rejected these demands, and amended its Declaratory Judgment Action on December 11, 2019 to cover BP’s indemnity demands for these opt out claims as well.
On October 16, 2019, BP asserted four amended counterclaims against ORM and NRC, as well as two claims against ORM’s insurer (Navigators). Those amended counterclaims are breach of contract against ORM for allegedly failing to indemnify BP or name BP as an additional insured on the Navigators policy, declaratory judgment that NRC must allegedly indemnify BP under certain circumstances, and unjust enrichment against ORM and NRC. ORM and NRC successfully moved to dismiss the unjust enrichment counterclaim. The parties also filed simultaneous motions for judgment on the pleadings on February 14, 2020, and oppositions to the motions on March 16, 2020. The Court has not yet ordered whether a hearing on those motions will occur or whether the motions can be decided without a hearing.
Generally, the Company, ORM, and NRC believe that BP’s indemnity demands with respect to any “B3” claims, including those involving Medical Settlement class members invoking BELO rights and those involving Medical Settlement opt-out Plaintiffs, are untimely and improper, and intend to vigorously defend their interests. Moreover, ORM has contractual indemnity coverage for the above-referenced claims through its separate agreements with sub-contractors that worked for ORM during the DWH Response and has attempted to preserve its rights in that regard while the Declaratory Judgment Action is pending. Overall, however, the Company believes that both of BP’s settlements have reduced the potential exposure in connection with the various cases relating to the DWH Response. The Company is unable to estimate the potential exposure, if any, resulting from these claims, but does not expect that they will have a material effect on its consolidated financial position, results of operations or cash flows.
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
15. SEGMENT INFORMATION
Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s basis of measurement of segment profit or loss is as previously defined in the Company’s Annual report on Form

10-K for the year ended December 31, 2019. Accounting standards also require companies to disaggregate revenues from contracts with customers into categories to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables summarize the operating results, capital expenditures, assets and disaggregated revenues of the Company’s reportable segments.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2020
Operating Revenues:
External customers	106,115	61,311	22,471	2,399	—	192,296
Intersegment	—	—	35	—	(35)	—
	106,115	61,311	22,506	2,399	(35)	192,296
Costs and Expenses:
Operating	77,604	50,919	15,691	1,847	(33)	146,028
Administrative and general	10,744	3,488	7,679	1,124	5,986	29,021
Depreciation and amortization	10,282	6,212	259	619	357	17,729
	98,630	60,619	23,629	3,590	6,310	192,778
Gains on Asset Dispositions, Net	9	315	—	60	—	384
Operating Income (Loss)	7,494	1,007	(1,123)	(1,131)	(6,345)	(98)
Other Income (Expense):
Foreign currency gains (losses), net	(78)	(4,478)	12	—	(38)	(4,582)
Other, net	22	—	70	—	—	92
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(1,357)	(3,376)	(8)	(52)	—	(4,793)
Segment Profit (Loss)	6,081	(6,847)	(1,049)	(1,183)
Other Income (Expense) not included in Segment Loss						(3,292)
Less Equity Losses included in Segment Loss						4,793
Loss Before Taxes and Equity Losses						(7,880)

Capital Expenditures	3,177	2,196	—	839	165	6,377

As of March 31, 2020
Property and Equipment:
Historical cost	935,400	463,291	1,142	10,547	31,129	1,441,509
Accumulated depreciation	(390,481)	(220,798)	(1,024)	(3,032)	(24,089)	(639,424)
Net property and equipment	544,919	242,493	118	7,515	7,040	802,085
Operating Lease Right-of-Use Assets	103,725	29,564	2,626	—	265	136,180
Investments, at Equity, and Advances to 50% or Less Owned Companies	75,357	52,443	987	22,781	—	151,568
Inventories	1,605	1,988	211	246	—	4,050
Goodwill	1,852	2,228	28,506	—	—	32,586
Intangible Assets	7,305	7,123	8,524	—	—	22,952
Other current and long-term assets, excluding cash and near cash assets(1)	62,775	55,794	110,415	5,043	40,263	274,290
Segment Assets	797,538	391,633	151,387	35,585
Cash and near cash assets(1)						85,162
Total Assets						1,508,873
______________________
(1)Cash and near cash assets includes cash, cash equivalents, restricted cash, restricted cash equivalents and marketable securities.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2020
Revenues from Contracts with Customers:
Voyage charters	16,037	—	—	—	—	16,037
Contracts of affreightment	4,496	43,703	—	—	—	48,199
Tariff	22,571	—	—	—	—	22,571
Unit freight	16,448	—	—	—	—	16,448
Terminal operations	—	5,724	—	—	—	5,724
Fleeting operations	—	4,354	—	—	—	4,354
Logistics Services	—	3,287	—	—	—	3,287
Time and material contracts	—	—	19,206	—	—	19,206
Retainer contracts	—	—	2,554	—	—	2,554
Product sales(1)	—	—	—	1,657	—	1,657
Other	950	1,257	746	640	(35)	3,558
Lease Revenues:
Time charter, bareboat charter and rental income	45,613	2,986	—	102	—	48,701
	106,115	61,311	22,506	2,399	(35)	192,296
______________________
(1)Cost of goods sold related to product sales was $1.4 million.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2019
Operating Revenues:
External customers	109,272	65,602	32,845	1,805	—	209,524
Intersegment	—	—	98	—	(98)	—
	109,272	65,602	32,943	1,805	(98)	209,524
Costs and Expenses:
Operating	69,932	54,245	21,772	1,253	(91)	147,111
Administrative and general	10,198	3,356	6,402	839	5,951	26,746
Depreciation and amortization	10,337	5,725	206	489	379	17,136
	90,467	63,326	28,380	2,581	6,239	190,993
Gains on Asset Dispositions	17	420	—	—	—	437
Operating Income (Loss)	18,822	2,696	4,563	(776)	(6,337)	18,968
Other Income (Expense):
Foreign currency gains (losses), net	(47)	459	—	—	(7)	405
Other, net	(651)	—	(3)	—	10	(644)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	111	(2,472)	(67)	(90)	—	(2,518)
Segment Profit (Loss)	18,235	683	4,493	(866)
Other Income (Expense) not included in Segment Profit						(938)
Less Equity Losses included in Segment Profit						2,518
Income Before Taxes and Equity Losses						17,791

Capital Expenditures	247	5,237	20	145	—	5,649

As of March 31, 2019
Property and Equipment:
Historical cost	930,464	444,609	1,246	7,037	30,132	1,413,488
Accumulated depreciation	(352,005)	(200,516)	(1,053)	(979)	(22,583)	(577,136)
Net property and equipment	578,459	244,093	193	6,058	7,549	836,352
Operating Lease Right-of-Use Assets	125,640	36,534	987	—	4,164	167,325
Investments, at Equity, and Advances to 50% or Less Owned Companies	74,127	56,238	419	24,506	—	155,290
Inventories	2,042	2,183	366	323	—	4,914
Goodwill	1,852	2,362	28,506	—	—	32,720
Intangible Assets	8,633	8,618	6,411	—	—	23,662
Other current and long-term assets, excluding cash and near cash assets(1)	53,070	62,832	91,591	2,383	10,231	220,107
Segment Assets	843,823	412,860	128,473	33,270
Cash and near cash assets(1)						181,436
Total Assets						1,621,806
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
______________________
(1)Cost of goods sold related to product sales was $1.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this Form 10-Q as well as in other reports, materials and oral statements that the Company releases from time to time constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. Forward-looking statements are inherently uncertain and subject to a variety of assumptions, risks and uncertainties that could cause actual results to differ materially from those anticipated or expected by management of the Company. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements. Actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including risks relating to the COVID-19 pandemic, volatility the pandemic has caused in the capital markets and the effects it has had and could continue to have on the global economy, weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels, increased government legislation and regulation of the Company’s businesses that could increase the cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with the provision of emergency response services, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Ocean Services, decreased demand for Ocean Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations and economic sanctions, the dependence of Ocean Services and Inland Services on several key customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Shipping Acts on the amount of foreign ownership of the Company’s Common Stock, operational risks of Ocean Services and Inland Services, effects of adverse weather conditions and seasonality, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors on Inland Services’ operations, the ability to realize anticipated benefits from acquisitions and other strategic transactions, adequacy of insurance coverage, the attraction and retention of qualified personnel by the Company, changes in U.S. and international trade policies and various other matters and factors, many of which are beyond the Company’s control as well as those discussed in Item 1A (Risk Factors) of the Company’s Annual report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission (“SEC”). It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties. Given these factors, investors and analysts should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (if any). These statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995.
Overview
The Company’s operations are divided into three main business segments – Ocean Transportation & Logistics Services (“Ocean Services”), Inland Transportation & Logistics Services (“Inland Services”) and Witt O’Brien’s. The Company also has activities that are referred to and described under Other that primarily includes CLEANCOR Energy Solutions LLC and its subsidiaries (collectively “Cleancor”), and noncontrolling investments in various other businesses.
Recent Developments
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a pandemic, which continues to spread throughout the United States and the world. The spread of COVID-19 has caused significant volatility in U.S. and international markets and there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies.

The outbreak of COVID-19 has caused many governments to implement stay-at-home orders, quarantines and place significant restrictions on travel. Many of these governments have also implemented work restrictions that prohibit or limit non-essential businesses from conducting normal operations, which has required employees to work remotely if possible or be terminated or furloughed. The health and safety of the Company's employees and customers is and will continue to be its highest priority throughout the pandemic. The Company has implemented protective measures relating to its workforce including, but not limited to, health monitoring, personal protective equipment, and enhanced cleaning and sanitizing procedures among other measures recommended by various federal, state and local governments.
Through the first quarter, the Company's overall business, results of operations and financial condition have not been materially affected by the COVID-19 outbreak. In early April, two of the Company's subsidiaries began to be adversely affected as a result of reduced demand but there is too much uncertainty to know if the reduction in demand will be short lived or become more prolonged. The Company has implemented various temporary cost containment measures, including returning leased-in equipment to their owners, idling certain owned equipment, eliminating overtime and deferring planned repair and maintenance projects. The remainder of the Company's businesses have not been materially adversely affected. Witt O'Brien's, the Company's crisis and emergency management consulting business has experienced increased demand as a result of the COVID-19 pandemic, winning new customers and projects to assist both public and private sector clients in their recovery and resiliency efforts.
The Company continues to maintain a strong balance sheet and expects to meet all of its near-term maturities and capital commitments. As of March 31, 2020, the Company's cash, cash equivalents, restricted cash, restricted cash equivalents and marketable securities totaled $85.2 million, and the Company has the ability to borrow up to $225.0 million under undrawn credit facilities. The Company also expects to benefit from certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), most notably from being able to carryback net operating losses for up to five years resulting in income tax refunds of approximately $32 million once the refund requests are processed. The Company is continuing to monitor the impacts of the pandemic on its businesses, operations and financial condition, and in the future may consider implementing mitigation strategies to protect its long-term sustainability.
The COVID-19 pandemic is, however, a dynamic and continuously evolving phenomenon and the ultimate severity of the outbreak is uncertain at this time. If the pandemic worsens, additional restrictions are implemented or current restrictions are imposed for a longer period of time to contain the outbreak, the Company may experience a material adverse effect on its businesses, results of operations and financial condition. For additional information See Part II Item 1A “Risk Factors.”
Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) ended March 31, 2020 compared with the three months (“Prior Year Quarter”) ended March 31, 2019. See “Item 1. Financial Statements—Note 15. Segment Information” included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the meaning given to those terms used in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Ocean Transportation & Logistics Services

	Three Months Ended March 31,
	2020		2019
	$’000	%	$’000	%
Operating Revenues:
United States	86,886	82	90,315	83
Foreign	19,229	18	18,957	17
	106,115	100	109,272	100
Costs and Expenses:
Operating:
Personnel	23,296	22	23,182	21
Repairs and maintenance	6,702	6	6,267	6
Dry-docking	9,520	9	2,831	3
Insurance and loss reserves	1,650	2	2,228	2
Fuel, lubes and supplies	9,571	9	7,789	7
Leased-in equipment	11,585	11	12,086	11
Other	15,280	14	15,549	14
	77,604	73	69,932	64
Administrative and general	10,744	10	10,198	9
Depreciation and amortization	10,282	10	10,337	10
	98,630	93	90,467	83
Gains on Asset Dispositions	9	—	17	—
Operating Income	7,494	7	18,822	17
Other Income (Expense):
Foreign currency losses, net	(78)	—	(47)	—
Other, net	22	—	(651)	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(1,357)	(1)	111	—
Segment Profit(1)	6,081	6	18,235	17
______________________
(1)Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 11. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended March 31,
	2020		2019
	$’000	%	$’000	%
Operating Revenues:
Bulk Transportation Services:
Petroleum and chemical:
Time charter	15,926	15	30,256	28
Bareboat charter	10,150	9	7,411	7
Voyage charter	2,590	2	—	—
Dry bulk:
Contracts of affreightment	4,496	4	3,730	3
Voyage charter	4,032	4	2,113	2
Port & Infrastructure Services:
Tariff	22,571	21	20,996	19
Time charter	1,785	2	1,299	1
Bareboat charter	1,633	2	1,782	2
Logistics Services:
Time charter(1)	16,119	15	17,538	16
Voyage charter	9,415	9	7,201	7
Unit freight	16,448	16	16,012	15
Managed Services	950	1	934	—
	106,115	100	109,272	100
_______________________
(1)Includes MSP revenues of $3.9 million and $3.1 million for the three months ended March 31, 2020 and 2019, respectively.
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $3.2 million lower.
Operating revenues from bulk transportation services were $6.3 million lower. Operating revenues from petroleum and chemical transportation services were $9.0 million lower primarily due to out-of-service time for a regulatory dry-docking, a change in contract status from time charter to bareboat charter in December 2019 for one U.S.-flag petroleum and chemical carrier and the commencement and extension of two time charters at rates lower than the previous charter for two other U.S.-flag petroleum and chemical carriers. These decreases were partially offset by one additional operating day in the Current Year Quarter. Operating revenues from dry-bulk transportation were $2.7 million higher primarily due to out-of-service time for mobilization following the regulatory dry-docking of one U.S.-flag bulk carrier in the Prior Year Quarter.
Operating revenues from port and infrastructure services were $1.9 million higher primarily due to an increase in harbor towing tariff activities.
Operating revenues from logistics services were $1.2 million higher primarily due to higher military and commercial cargo activity for PCTCs.
Operating Expenses. Operating expenses were $7.7 million higher primarily due to regulatory dry-docking costs for one U.S.-flag petroleum and chemical carrier and five U.S.-flag harbor tugs, partially offset by lower dry-docking costs for PCTCs and lower overall operating costs for another U.S.-flag petroleum and chemical carrier following a change in contract status from time charter to bareboat charter during December 2019.
Administrative and General. Administrative and general expenses were $0.5 million higher primarily due to higher facility and information technology costs, partially offset by lower compensation costs.
Operating Income. Operating income as a percentage of operating revenues was 7% in the Current Year Quarter compared with 17% in the Prior Year Quarter. The decrease was primarily due to lower operating revenues partially offset by lower operating expenses from a change in contract status, lower operating revenues from the commencement and extension of two time charters at lower rates, and higher dry-docking costs for certain U.S.-flag petroleum and chemical carriers and U.S.-flag harbor tugs.

Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. The Company recognized equity in losses of 50% or less owned companies, net of tax, of $1.4 million in the Current Year Quarter compared with equity in earnings of 50% or less owned companies, net of tax, of $0.1 million in the Prior Year Quarter primarily due to lower earnings from Trailer Bridge associated with decreased demand in the Puerto Rico liner trade and losses from the Company’s rail ferry joint ventures, partially offset by an increase in earnings from KSM.
Fleet Count
The composition of Ocean Services’ fleet as of March 31 was as follows:

	Owned	Leased-in	Joint Ventured	Total
2020
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	7	2	—	9
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	20	5	—	25
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Specialty vessels - Foreign-flag(1)	—	—	2	2
Logistics Services:
PCTC(2) - U.S.-flag	—	4	—	4
Short-sea container/RORO(3) vessels - Foreign-flag	8	—	—	8
RORO(3) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	49	11	14	74
2019
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	7	2	—	9
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	19	5	—	24
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Specialty vessels - Foreign-flag(4)	—	—	1	1
Logistics Services:
PCTC(2) - U.S.-flag	—	4	—	4
Short-sea container/RORO(3) vessels - Foreign-flag	9	—	—	9
RORO(3) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	49	11	13	73
______________________
(1)One line handling and one crew transport vessel.
(2)Pure Car/Truck Carrier.
(3)Roll On/Roll Off.
(4)One line handling vessel.

Inland Transportation & Logistics Services

	Three Months Ended March 31,
	2020		2019
	$’000	%	$’000	%
Operating Revenues:
United States	59,797	98	63,612	97
Foreign	1,514	2	1,990	3
	61,311	100	65,602	100
Costs and Expenses:
Operating:
Barge logistics	32,799	53	33,585	51
Personnel	5,405	9	4,571	7
Repairs and maintenance	1,711	3	1,214	2
Insurance and loss reserves	722	1	1,016	2
Fuel, lubes and supplies	1,535	2	1,811	3
Leased-in equipment	3,081	5	3,611	6
Other	3,493	6	4,218	6
Net barge pool earnings attributable to third parties	2,173	4	4,219	6
	50,919	83	54,245	83
Administrative and general	3,488	6	3,356	5
Depreciation and amortization	6,212	10	5,725	9
	60,619	99	63,326	97
Gains on Asset Dispositions, Net	315	1	420	1
Operating Income	1,007	2	2,696	4
Other Income:
Foreign currency gains (losses), net	(4,478)	(7)	459	1
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(3,376)	(6)	(2,472)	(4)
Segment Profit (Loss)(1)	(6,847)	(11)	683	1
______________________
(1)Includes amounts attributable to both SEACOR and noncontrolling interests.
Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended March 31,
	2020		2019
	$’000	%	$’000	%
Operating Revenues:
Bulk Transportation Services:
Dry-cargo barge pools(1)	42,189	69	46,993	72
International liquid tank barge operations	1,514	3	1,991	3
Boat, specialty barge and other operations	2,074	3	1,636	2
Port & Infrastructure Services:
Terminal operations	6,058	10	5,807	9
Fleeting operations	5,041	8	4,736	7
Machine shop and shipyard	673	1	427	1
Logistics Services	3,287	5	3,538	5
Managed Services	475	1	474	1
	61,311	100	65,602	100
______________________
(1)Operating revenues for the three months ended March 31, 2020 and 2019, includes $17.0 million and $20.2 million, respectively, attributable to third-party barge owners participating in dry-cargo barge pools managed by the Company.

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $4.3 million lower.
Operating revenues from bulk transportation services were $4.8 million lower. Operating revenues from the dry-cargo barge pools were $4.8 million lower resulting from a 4% decline in U.S. grain exports from the Center Gulf reducing demand for barge freight and driving down rates. The primary causes for the decline in demand were the continuing trade war with China, U.S. farm subsidy programs which were a disincentive to exports and competition from South America as a result of a stronger U.S. dollar. Operating revenues from international liquid tank barge operations were $0.4 million lower primarily due to two towboats being out of service for scheduled maintenance and lower volumes transported. Operating revenues from boat, specialty barge and other operations were $0.4 million higher primarily due to placing an additional towboat into service during the fourth quarter of 2019.
Operating revenues from port and infrastructure services were $0.8 million higher. Operating revenues from terminal operations and fleeting operations were $0.3 million and $0.3 million higher, respectively, primarily due to improved operating conditions compared with the prior year, which were impacted by high water and flooding. Operating revenues from machine and shipyard services were $0.2 million higher primarily due to an increase in repairs for third parties.
Operating revenues from logistics services were $0.3 million lower primarily due to a decrease in container movements.
Operating Expenses. Operating expenses were $3.3 million lower. Barge logistics expenses were $0.8 million lower primarily due to lower switching costs as a result of high water and flooding in the Prior Year Quarter partially offset by higher towing costs in the Current Year Quarter. Personnel costs were $0.8 million higher primarily due to crewing costs associated with the additional towboat placed in service for logistics services during the fourth quarter of 2019 and higher terminal throughput. Repair and maintenance costs were $0.5 million higher primarily due to equipment repairs at the terminal operations. Insurance and loss reserves were $0.3 million lower primarily due to fewer insurance claims. Fuel, lubes and supplies were $0.3 million lower primarily due to reduced materials consumed for third party repair work and lower fuel expense. Leased-in equipment expense was $0.5 million lower primarily due to a decrease in outside barge freight and the return of a time chartered-in towboat in the fourth quarter of 2019. Other operating expenses were $0.7 million lower primarily due to decreased container movements.
Depreciation and Amortization. Depreciation and amortization expenses were $0.5 million higher primarily due to placing a newly built towboat into service in the fourth quarter of 2019.
Gains on Asset Dispositions. During the Current Year Quarter and during the Prior Year Quarter, the Company recognized previously deferred gains of $0.3 million.
Operating Income. Excluding the impact of gains on asset dispositions, operating income as a percentage of operating revenues was 1% in the Current Year Quarter compared with 3% in the Prior Year Quarter. The decline was primarily due to lower earnings from the dry-cargo barge pools.
Foreign currency gains (losses), net. Foreign currency gains (losses), net in all periods were primarily due to movements in the exchange rate of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. Equity in losses of 50% or less owned companies, net of tax, were $0.9 million lower. Equity in losses for SCF Bunge Marine were $0.6 million higher primarily due to unscheduled towboat repair costs and placing a newly built towboat in service during the fourth quarter of 2019. Equity in losses for Bunge-SCF Grain were $0.4 million lower primarily due to higher grain volumes handled at its facilities. Equity in losses for SCFCo Holdings LLC were $0.5 million higher primarily due to a reduction in volumes due to lower water levels and less market demand.

Fleet Count
The composition of Inland Services’ fleet as of March 31 was as follows:

	Owned	Leased-in	Joint Ventured	Pooled	Total
2020
Bulk Transportation Services:
Dry-cargo barges	591	50	258	473	1,372
Liquid tank barges	20	—	—	—	20
Specialty barges	5	—	—	—	5
Towboats:
4,000 hp - 6,600 hp	4	4	11	—	19
3,300 hp - 3,900 hp	1	—	2	—	3
Less than 3,300 hp	2	—	—	—	2
Port & Infrastructure Services:
Harbor boats:
1,100 hp - 2,000 hp	12	6	—	—	18
Less than 1,100 hp	6	—	—	—	6
Logistics Services:
Dry-cargo barges	20	—	—	15	35
Towboats:
Less than 3,300 hp	1	—	—	—	1
	662	60	271	488	1,481
2019
Bulk Transportation Services:
Dry-cargo barges	586	48	258	482	1,374
Liquid tank barges	20	—	—	—	20
Specialty barges	5	—	—	—	5
Towboats:
4,000 hp - 6,600 hp	3	4	11	—	18
3,300 hp - 3,900 hp	1	—	2	—	3
Less than 3,300 hp	2	—	—	—	2
Port & Infrastructure Services:
Harbor boats:
1,100 hp - 2,000 hp	12	6	—	—	18
Less than 1,100 hp	6	—	—	—	6
Logistics Services:
Dry-cargo barges	25	2	—	6	33
	660	60	271	488	1,479

Witt O'Brien's

	Three Months Ended March 31,
	2020		2019
	$’000	%	$’000	%
Operating Revenues:
United States	21,074	94	32,640	99
Foreign	1,432	6	303	1
	22,506	100	32,943	100
Costs and Expenses:
Operating	15,691	70	21,772	66
Administrative and general	7,679	34	6,402	19
Depreciation and amortization	259	1	206	1
	23,629	105	28,380	86
Operating Income (Loss)	(1,123)	(5)	4,563	14
Other Income:
Foreign currency gains, net	12	—	—	—
Other, net	70	—	(3)	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(8)	—	(67)	—
Segment Profit (Loss)	(1,049)	(5)	4,493	14
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $10.4 million lower primarily due to the successful completion of major task orders related to long-term recovery programs in the U.S. Virgin Islands and the conclusion of disaster response work for multiple city and county governments.
Operating Expenses. Operating expenses were $6.1 million lower primarily due to the completion of major recovery program task orders.
Administrative and General. Administrative and general expenses were $1.3 million higher primarily due to an accrual of $1.4 million following a change in the application of the gross receipts tax in the U.S. Virgin Islands primarily relating to work completed in 2019 and 2018.
Operating Income (Loss). Operating loss as a percentage of operating revenues was 5% in the Current Year Quarter compared with operating income as a percentage of operating revenues of 14% in the Prior Year Quarter primarily due to reduced operating revenues and the gross receipts tax accrual discussed above.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. Equity in losses of 50% or less owned companies, net of tax, were lower due to improved operating results in the Company's Brazilian joint venture.

Other

	Three Months Ended March 31,
	2020		2019
	$’000	%	$’000	%
Operating Revenues:
United States	2,399	100	1,801	100
Foreign	—	—	4	—
	2,399	100	1,805	100
Costs and Expenses:
Operating	1,847	77	1,253	69
Administrative and general	1,124	47	839	47
Depreciation and amortization	619	26	489	27
	3,590	150	2,581	143
Gains on Asset Dispositions	60	3	—	—
Operating Loss	(1,131)	(47)	(776)	(43)
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(52)	(2)	(90)	(5)
Segment Loss(1)	(1,183)	(49)	(866)	(48)
_____________________
(1)Includes amounts attributable to both SEACOR and noncontrolling interests.
Operating Activities. The operating activities of Other primarily consists of the business activities of Cleancor.
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $0.6 million higher primarily due to an increase in fuel sales as a consequence of a pipeline interruption project and supplying fuel for an onshore oil and gas exploration project.
Operating Expenses. Operating expenses were $0.6 million higher primarily due to an increase in the cost of sales associated with the increase in fuel sales, and an increase in technical management and equipment rentals associated with the projects discussed above.
Administrative and General. Administrative and general expenses were $0.3 million higher primarily due to higher compensation costs associated with the expansion of the Company's sales force and higher business development expenses.
Depreciation and Amortization. Depreciation and amortization expenses were $0.1 million higher as a result of placing additional equipment into service.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. The Company’s 50% or less owned companies primarily consist of general aviation services businesses in Asia and an agricultural commodity trading and logistics business.
Corporate and Eliminations

	Three Months Ended March 31,
	2020	2019
	$’000	$’000
Corporate Expenses	(6,368)	(6,351)
Eliminations	23	14
Operating Loss	(6,345)	(6,337)
Other Income (Expense):
Foreign currency losses, net	(38)	(7)
Other, net	—	10

Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended March 31,
	2020	2019
	$’000	$’000
Interest income	1,601	1,900
Interest expense	(4,470)	(5,113)
Debt extinguishment losses	(319)	(793)
Marketable security gains (losses), net	(104)	3,068
	(3,292)	(938)
Interest income. Interest income in the Current Year Quarter was lower compared with the Prior Year Quarter primarily due to lower invested cash balances and lower interest rates, partially offset by higher interest income from loans and advances to 50% or less owned companies.
Interest expense. Interest expense in the Current Year Quarter was lower compared with the Prior Year Quarter primarily due to purchases of the 3.0% Convertible Senior Notes, partially offset by an increase in interest expense from commitment fees and issue cost amortization on the SEACOR Revolving Credit Facility entered into on March 19, 2019.
Debt extinguishment losses. Debt extinguishment losses in the Current Year Quarter resulted from the purchase of $15.6 million in principal amount of the Company’s 3.0% Convertible Senior Notes for $15.4 million. Debt extinguishment losses in the Prior Year Quarter resulted from the purchase of $24.0 million in principal amount of the Company’s 3.0% Convertible Senior Notes for $23.2 million.
Marketable security gains (losses), net. Marketable security gains (losses), net are related to marking-to-market a security portfolio primarily consisting of investments in energy, marine, transportation and other related businesses. In the Prior Year Quarter, the most significant position was in Dorian LPG Ltd, which the Company sold during 2019.
Income Taxes
During the three months ended March 31, 2020, the Company’s effective income tax rate of 179.5% was higher than the statutory rate primarily due to a pre-tax loss, a benefit from a statutory change the U.S. federal income tax code and income subject to tonnage tax, partially offset by foreign sourced income not subject to U.S. tax.
Liquidity and Capital Resources
General
The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to repay debt. The Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR Common Stock for treasury, repurchase its outstanding notes or make other investments. Sources of liquidity are cash balances, marketable securities, cash flows from operations and availability under the Company's revolving credit facilities. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.
As of March 31, 2020, the Company's capital commitments by year of expected payment were as follows (in thousands):

	Remainder of 2020	2021	2022	Total
Ocean Services	$20,864	$30,993	$2,636	$54,493
Inland Services	6,318	—	—	6,318
Other	226	—	—	226
	$27,408	$30,993	$2,636	$61,037
Subsequent to March 31, 2020, the Company committed to purchase additional equipment for $1.1 million.
As of March 31, 2020, the Company had outstanding debt of $298.8 million, net of discounts and issuance costs, and letters of credit totaling $1.2 million with various expiration dates through 2027. In addition, as of March 31, 2020, the Company guaranteed payments on behalf of SEACOR Marine totaling $18.5 million, under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations. These guarantees continue to be contingent obligations of the

Company because the beneficiary of the guarantees did not release the Company from its obligations in connection with the spin-off of SEACOR Marine and decline as payments are made by SEACOR Marine on the underlying obligations. The Company earns a fee from SEACOR Marine of 0.5% per annum on the amount of the obligations under these guarantees.
As of March 31, 2020, the holders of the Company’s 3.0% Convertible Senior Notes ($34.5 million outstanding), 2.5% Convertible Senior Notes ($64.5 million outstanding) and 3.25% Convertible Senior Notes ($117.8 million outstanding) may require the Company to repurchase the notes on November 19, 2020, December 19, 2022 and May 15, 2025, respectively. The Company’s long-term debt maturities, assuming the holders of the aforementioned convertible senior notes require the Company to repurchase the notes on those dates, are as follows (in thousands):

Remainder of 2020	$42,659
2021	10,857
2022	74,988
2023	10,368
2024	60,244
Years subsequent to 2024	123,536
$322,652
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes, (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of March 31, 2020, the Company’s remaining repurchase authority for the Securities was $113.1 million.
As of March 31, 2020, the Company held balances of cash, cash equivalents, restricted cash, restricted cash equivalents and marketable securities totaling $85.2 million. Additionally, the Company had $225.0 million available under its revolving credit facilities.
Summary of Cash Flows

	Three Months Ended March 31,
	2020	2019
	$’000	$’000
Cash Flows provided by Operating Activities	25,002	34,660
Cash Flows used in Investing Activities	(7,218)	(5,364)
Cash Flows used in Financing Activities	(18,719)	(32,370)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(179)	6
Net Decrease in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(1,114)	(3,068)
Operating Activities
Cash flows provided by operating activities decreased by $9.7 million in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows provided by (used in) operating activities during the Current Year Quarter and Prior Year Quarter were as follows:

	Three Months Ended March 31,
	2020	2019
	$’000	$’000
Operating income before depreciation, amortization and gains on asset dispositions, net	17,247	35,667
Changes in operating assets and liabilities, excluding operating leases, before interest and income taxes	5,741	(1,752)
Dividends received from 50% or less owned companies	100	—
Interest paid, excluding capitalized interest(1)	(1,459)	(1,646)
Income taxes paid, net	(89)	(454)
Other	3,462	2,845
Total cash flows provided by operating activities	25,002	34,660
_____________________
(1)During the Current Year Quarter and Prior Year Quarter, interest paid and capitalized in property and equipment was immaterial.

Operating income before depreciation, amortization and gains on asset dispositions, net was $18.4 million lower in the Current Year Quarter compared with the Prior Year Quarter. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company’s business segments.
Investing Activities
During the Current Year Quarter, net cash used in investing activities was $7.2 million primarily as follows:
•Capital expenditures were $6.4 million related primarily to the construction of harbor tugs and the purchase of machinery and equipment.
•The Company acquired Helix Media Pte. Ltd., Naviate Response (Asia) Pte. Ltd., Navigate PR Ltd. and Navigate Response Limited (collectively "Navigate") for a purchase price of $1.0 million, net of cash acquired of $0.8 million paid at the closing of the acquisition and $1.8 million of contingent consideration that is payable upon Navigate meeting certain specified cash collection and client retention targets for the 24 months following the acquisition date.
During the Prior Year Quarter, net cash used in investing activities was $5.4 million primarily as follows:
•Capital expenditures were $5.6 million related to the acquisition of real property, upgrades to inland river towboats and the construction of other Inland Services equipment.
•The Company received net payments on third-party leases and notes receivables of $0.2 million.
Financing Activities
During the Current Year Quarter, net cash used in financing activities was $18.7 million. The Company:
•purchased $15.6 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $15.4 million;
•made scheduled repayments of $2.5 million under the SEA-Vista 2019 Credit Facility;
•made other scheduled payments on long-term debt of $0.2 million;
•acquired 41,600 shares of Common Stock for treasury for an aggregate purchase price of $1.4 million;
•acquired 17,144 shares of Common Stock for treasury for an aggregate purchase price of $0.5 million from its employees to cover their tax withholding obligations related to the vesting of equity awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations for its Securities granted by SEACOR’s Board of Directors; and
•received $1.4 million from share award plans.
During the Prior Year Quarter, net cash used in financing activities was $32.4 million. The Company:
•purchased $24.0 million in principal amount of its 3.0% Convertible Senior Notes for $23.2 million;
•incurred issuance costs of $2.2 million related to the SEACOR Revolving Credit Facility;
•repaid $8.0 million under the SEA-Vista 2015 Credit Facility;
•made other scheduled payments on long-term debt of $0.2 million;
•made distributions to noncontrolling interests of $0.2 million;
•acquired 8,121 shares of Common Stock for treasury for an aggregate purchase price of $0.4 million from its employees to cover their tax withholding obligations related to the vesting of equity awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations for its Securities granted by SEACOR’s Board of Directors; and
•received $1.7 million from share award plans.

Short and Long-Term Liquidity Requirements
The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program and debt service requirements, the Company believes that a combination of cash balances on hand, cash generated from operating activities, funding under the Company's revolving credit facilities and access to the credit and capital markets will provide sufficient liquidity to meet its obligations. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to the credit and capital markets on acceptable terms. To date, the COVID-19 pandemic has not had a material impact on the Company's liquidity. Management will continue to closely monitor the Company’s liquidity and the credit and capital markets generally and more specifically as it relates to the COVID-19 pandemic.
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to “Liquidity and Capital Resources” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. There has been no material change in the Company’s off-balance sheet arrangements during the Current Year Quarter. As of March 31, 2020, the Company guaranteed payments on behalf of SEACOR Marine totaling $18.5 million, under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations. These guarantees will decline as payments are made on the underlying obligations.
Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to “Liquidity and Capital Resources” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. There has been no material change in the Company’s contractual obligations and commercial commitments during the Current Year Quarter.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There has been no material change in the Company’s exposure to market risk during the Current Year Quarter.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, see Note 14. “Commitments and Contingencies” included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in the Company’s risk factors during the Current Year Quarter.
The COVID-19 outbreak has and will likely continue to negatively affect the global economy and could have a material adverse effect on the Company's businesses, results of operations and financial condition.
The Company's operations are susceptible to global events that could have an adverse effect on its businesses, results operations and financial condition, such as the novel COVID-19 virus (“coronavirus”) pandemic. As of the date of this report, the coronavirus has spread throughout most of the world and has caused many governments to implement stay-at-home orders, quarantines and significant restrictions on travel. Many of these governments have also implemented work restrictions that prohibit many employees from going to their customary work locations and which require these employees to work remotely if possible or not at all if working remotely is not possible.
Although the coronavirus pandemic has not to date had a material effect on the Company's businesses, it is a dynamic and continuously evolving phenomenon and the ultimate severity of the outbreak is uncertain at this time. If the pandemic worsens or additional restrictions are implemented to contain the outbreak, the Company may experience a material and adverse effect on its business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Securities that may Yet be Purchased under the Plans or Programs(1)
Jan 1 – 31, 2020	—	$—	—	$127,689,657
February 1 –29, 2020	—	$—	—	$127,689,657
March 1 – 31, 2020	41,600	$33.21	41,600	$113,107,086
______________________
(1)SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 3.0% Convertible Senior Notes, 3.25% Convertible Senior Note and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the Current Year Quarter, the Company purchased $15.6 million in principal amount of its 3.0% Convertible Senior Notes for $15.4 million thereby reducing repurchase authority under the plan.
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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).
______________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

DATE:	April 28, 2020	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	April 28, 2020	By:	/S/ BRUCE WEINS
Bruce Weins, Senior Vice President and Chief Financial Officer (Principal Financial Officer)