Form 10-Q
period 2020-06-30
SEACOR HOLDINGS INC /NEW/
filed 2020-07-28
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020              or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of July 24, 2020 was 20,339,641. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$128,389	$77,222
Restricted cash and restricted cash equivalents	1,119	1,222
Marketable securities	6,418	7,936
Receivables:
Trade, net of allowance for doubtful accounts of $2,618 and $2,871 in 2020 and 2019, respectively	179,350	194,022
Other	64,098	38,881
Inventories	3,668	5,255
Prepaid expenses and other	6,705	6,971
Total current assets	389,747	331,509
Property and Equipment:
Historical cost	1,439,245	1,442,382
Accumulated depreciation	(647,400)	(624,024)
Net property and equipment	791,845	818,358
Operating Lease Right-of-Use Assets	131,628	144,539
Investments, at Equity, and Advances to 50% or Less Owned Companies	152,228	157,108
Goodwill	32,626	32,701
Intangible Assets, Net	21,990	20,996
Other Assets	8,718	7,761
	$1,528,782	$1,512,972
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$44,819	$58,854
Current portion of long-term operating lease liabilities	37,441	36,011
Current portion of other long-term financial liabilities	1,466	—
Accounts payable and accrued expenses	46,129	57,595
Other current liabilities	77,901	57,501
Total current liabilities	207,756	209,961
Long-Term Debt	239,698	255,612
Long-Term Operating Lease Liabilities	93,867	108,295
Other Long-Term Financial Liabilities	32,076	—
Deferred Income Taxes	113,586	105,661
Deferred Gains and Other Liabilities	19,320	20,929
Total liabilities	706,303	700,458
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized; 41,012,192 and 40,819,892 shares issued in 2020 and 2019, respectively	410	408
Additional paid-in capital	1,664,617	1,661,002
Retained earnings	526,457	517,106
Shares held in treasury of 20,672,551 and 20,643,724 in 2020 and 2019, respectively, at cost	(1,366,787)	(1,365,792)
Accumulated other comprehensive loss, net of tax	(2,998)	(998)
	821,699	811,726
Noncontrolling interests in subsidiaries	780	788
Total equity	822,479	812,514
	$1,528,782	$1,512,972

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues	$172,585	$197,023	$364,881	$406,547
Costs and Expenses:
Operating	126,178	142,871	272,206	289,982
Administrative and general	23,204	26,714	52,225	53,460
Depreciation and amortization	17,585	17,009	35,314	34,145
	166,967	186,594	359,745	377,587
Gains on Asset Dispositions, Net	8,198	677	8,582	1,114
Operating Income	13,816	11,106	13,718	30,074
Other Income (Expense):
Interest income	1,518	1,885	3,119	3,785
Interest expense	(4,179)	(4,903)	(8,649)	(10,016)
Debt extinguishment gains (losses), net	1,921	(503)	1,602	(1,296)
Marketable security gains (losses), net	(1,414)	13,284	(1,518)	16,352
Foreign currency gains (losses), net	1,743	(191)	(2,839)	214
Other, net	658	25	750	(619)
	247	9,597	(7,535)	8,420
Income Before Income Tax Expense (Benefit) and Equity in Losses of 50% or Less Owned Companies	14,063	20,703	6,183	38,494
Income Tax Expense (Benefit)	3,206	3,390	(10,936)	5,595
Income Before Equity in Losses of 50% or Less Owned Companies	10,857	17,313	17,119	32,899
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(2,982)	(312)	(7,775)	(2,830)
Net Income	7,875	17,001	9,344	30,069
Net Income (Loss) Attributable to Noncontrolling Interests in Subsidiaries	(9)	2,448	(7)	7,783
Net Income Attributable to SEACOR Holdings Inc.	$7,884	$14,553	$9,351	$22,286

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$0.39	$0.80	$0.47	$1.22

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$0.39	$0.76	$0.47	$1.17

Weighted Average Common Shares Outstanding:
Basic	19,980,830	18,288,879	19,965,637	18,260,876
Diluted	21,099,079	19,633,523	19,986,582	19,599,990

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income	$7,875	$17,001	$9,344	$30,069
Other Comprehensive Loss:
Foreign currency translation gains (losses), net	45	(92)	(951)	(13)
Derivative losses on cash flow hedges	(137)	—	(1,055)	—
	(92)	(92)	(2,006)	(13)
Income tax benefit (expense)	3	—	6	(68)
	(89)	(92)	(2,000)	(81)
Comprehensive Income	7,786	16,909	7,344	29,988
Comprehensive Income (Loss) Attributable to Noncontrolling Interests in Subsidiaries	(9)	2,448	(7)	7,783
Comprehensive Income Attributable to SEACOR Holdings Inc.	$7,795	$14,461	$7,351	$22,205

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
For the six months ended June 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
December 31, 2019	$408	$1,661,002	$517,106	$(1,365,792)	$(998)	$788	$812,514
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	949	—	—	949
Exercise of stock options	—	563	—	—	—	—	563
Director stock awards	—	38	—	—	—	—	38
Restricted stock	2	(2)	—	—	—	—	—
Purchase of treasury shares	—	—	—	(1,944)	—	—	(1,944)
Amortization of share awards	—	3,016	—	—	—	—	3,016
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income (loss)	—	—	9,351	—	—	(7)	9,344
Other comprehensive loss	—	—	—	—	(2,000)	—	(2,000)
June 30, 2020	$410	$1,664,617	$526,457	$(1,366,787)	$(2,998)	$780	$822,479

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
For the three months ended June 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
March 31, 2020	$410	$1,662,938	$518,573	$(1,366,787)	$(2,909)	$789	$813,014
Issuance of common stock:
Exercise of stock options	—	142	—	—	—	—	142
Director stock awards	—	17	—	—	—	—	17
Amortization of share awards	—	1,520	—	—	—	—	1,520
Net income (loss)	—	—	7,884	—	—	(9)	7,875
Other comprehensive loss	—	—	—	—	(89)	—	(89)
June 30, 2020	$410	$1,664,617	$526,457	$(1,366,787)	$(2,998)	$780	$822,479

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
For the six months ended June 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
December 31, 2018	$390	$1,596,642	$474,809	$(1,366,773)	$(914)	$149,688	$853,842
Impact of adoption of accounting principle, net of tax	—	—	15,523	—	—	9,836	25,359
December 31, 2018, As Adjusted	390	1,596,642	490,332	(1,366,773)	(914)	159,524	879,201
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	857	—	—	857
Exercise of stock options	—	1,734	—	—	—	—	1,734
Director stock awards	—	55	—	—	—	—	55
Restricted stock	2	(2)	—	—	—	—	—
Purchase of conversion option in convertible debt, net of tax	—	(103)	—	—	—	—	(103)
Purchase of treasury shares	—	—	—	(516)	—	—	(516)
Amortization of share awards	—	2,512	—	—	—	—	2,512
Distributions to noncontrolling interests	—	—	—	—	—	(5,071)	(5,071)
Net income	—	—	22,286	—	—	7,783	30,069
Other comprehensive loss	—	—	—	—	(81)	—	(81)
June 30, 2019	$392	$1,600,838	$512,618	$(1,366,432)	$(995)	$162,236	$908,657

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
For the three months ended June 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
March 31, 2019	$392	$1,598,804	$498,065	$(1,366,267)	$(903)	$164,703	$894,794
Issuance of common stock:
Exercise of stock options	—	861	—	—	—	—	861
Director stock awards	—	22	—	—	—	—	22
Purchase of conversion option in convertible debt, net of tax	—	(103)	—	—	—	—	(103)
Purchase of treasury shares	—	—	—	(165)	—	—	(165)
Amortization of share awards	—	1,254	—	—	—	—	1,254
Distributions to noncontrolling interests	—	—	—	—	—	(4,915)	(4,915)
Net income	—	—	14,553	—	—	2,448	17,001
Other comprehensive loss	—	—	—	—	(92)	—	(92)
June 30, 2019	$392	$1,600,838	$512,618	$(1,366,432)	$(995)	$162,236	$908,657

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2020	2019
Net Cash Provided by Operating Activities	$57,177	$51,508
Cash Flows from Investing Activities:
Purchases of property and equipment	(12,417)	(7,750)
Proceeds from disposition of property and equipment	9,198	118
Investments in and advances to 50% or less owned companies	(3,688)	(3,215)
Return of investments and advances from 50% or less owned companies	600	3,677
Payments received on third-party leases and notes receivable, net	31	260
Business acquisitions, net of cash acquired	(970)	—
Net cash used in investing activities	(7,246)	(6,910)
Cash Flows from Financing Activities:
Payments on long-term debt	(31,828)	(46,499)
Payments for long-term debt issue costs	—	(2,197)
Proceeds from other long-term financial liabilities	33,662	—
Payments of other long-term financial liabilities	(120)	—
Purchase of conversion option in convertible debt	—	(130)
Common stock acquired for treasury	(1,944)	(516)
Proceeds from share award plans	1,512	2,591
Distributions to noncontrolling interests	(1)	(5,071)
Net cash provided by (used in) financing activities	1,281	(51,822)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(148)	(10)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	51,064	(7,234)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	78,444	147,212
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	129,508	139,978
Restricted Cash and Restricted Cash Equivalents, End of Period	1,119	1,221
Cash and Cash Equivalents, End of Period	$128,389	$138,757

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “SEACOR” refers to SEACOR Holdings Inc. without its consolidated subsidiaries. Capitalized terms used and not specifically defined herein have the same meaning given to those terms in the Company's Annual report on Form 10-K for the year ended December 31, 2019.
The condensed consolidated financial information for the three and six months ended June 30, 2020 and 2019 has been prepared by the Company and has not been audited by its independent registered certified public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of June 30, 2020, its results of operations for the three and six months ended June 30, 2020 and 2019, its comprehensive income for the three and six months ended June 30, 2020 and 2019, its changes in equity for the three and six months ended June 30, 2020 and 2019, and its cash flows for the six months ended June 30, 2020 and 2019. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Recent Developments. In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a pandemic, which continues to spread throughout the United States and the world. The spread of COVID-19 has caused significant volatility in U.S. and international markets and there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies.
The Company's overall business, results of operations and financial condition have been adversely affected by the COVID-19 outbreak. The COVID-19 pandemic is a dynamic and continuously evolving phenomenon and the ultimate severity of the outbreak, and its effect on the Company's business in the future, is uncertain. If the pandemic worsens, additional restrictions are implemented or current restrictions are imposed for a longer period of time to contain the outbreak, the Company may experience a material adverse effect on its businesses, results of operations and financial condition, which could result in impairments in future periods.
Adoption of New Accounting Standards. On January 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Topic 326, Financial Instruments - Credit Losses (“Topic 326”), which replaces the current incurred loss impairment methodology for financial assets and other assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. As part of the Company's assessment of the adequacy of its allowances for credit losses, it considered a number of factors including, but not limited to, customer credit ratings and payment history, bankruptcy filings, published or estimated credit default rates, age of receivables, expected loss rates and collateral exposures. The adoption of Topic 326 using a modified retrospective approach did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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
Ocean Services' revenues from contracts with customers primarily arise from voyage charters, contracts of affreightment, tariff based port and infrastructure services, unit freight logistics services, and technical ship management agreements with vessel owners (see Note 16). Ocean Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Voyage charters are contracts to carry cargoes on a single voyage basis for a predetermined price, regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Tariff based port and infrastructure services typically include operating harbor tugs alongside oceangoing vessels to escort them to their berth, assisting with the docking and undocking of these oceangoing vessels and escorting them back out to sea. They are contracted using prevailing port tariff terms on a per-use basis. In the unit freight logistics trade, transportation services typically include transporting shipping containers, rail cars, project cargoes, automobiles and U.S. military vehicles and are generally contracted on a per unit basis for the specified cargo and destination, typically in accordance with a publicly available tariff rate or based on a negotiated rate when moving larger volumes over an extended period. Managed services include technical ship and crew management agreements whereby Ocean Services provides technical ship and crew management services to third-party customers for a predetermined price over a specified period of time, typically a year or more.
Inland Services' revenues from contracts with customers primarily arise from contracts of affreightment, terminal operations, fleeting operations and repair and maintenance services (see Note 16). Inland Services transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Contracts of affreightment are contracts whereby customers are charged an established rate per ton to transport cargo from point-to-point. Terminal operations includes tank farms and dry bulk and container handling facilities that are marketed under contractual rates and terms driven by throughput volume. Fleeting operations includes fleeting services whereby barges are held in fleeting areas for an agreed-upon day rate and shifting services whereby harbor boats are used to pick up and drop off barges to assist in assembling tows and to move barges to and from the dock for loading and unloading at predetermined per-shift fees. Other operations primarily include a machine shop specializing in towboat and barge cleaning, repair and maintenance services that are charged on an hourly or a fixed fee basis depending on the scope and nature of the work.
Witt O’Brien’s revenues from contracts with customers primarily arise from time and material and retainer contracts (see Note 16). Witt O’Brien’s transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Time and material contracts primarily relate to emergency response, debris management or consulting services that Witt O’Brien’s performs for a predetermined fee. Retainer contracts, which are nearly all with vessel services operators and oil companies, are contracted based on agreed-upon rates.
The Company’s Other business segment includes Cleancor, which primarily earns revenues from the sale of liquefied natural gas (see Note 16). Under these arrangements, control of the goods are transferred to the customer and performance obligations are satisfied at a point in time, and therefore revenue is recognized upon delivery while any related costs are expensed as incurred.
Contract liabilities from contracts with customers arise when the Company has received consideration prior to performance and are included in other current liabilities in the accompanying consolidated balance sheets. The Company’s contract liability activity for the six months ended June 30 was as follows (in thousands):

	2020	2019
Balance at beginning of period	$794	$968
Previously deferred revenues recognized upon completion of performance obligations during the period	(621)	(700)
Net contract liabilities arising during the period	5,790	5,443
Balance at end of period	$5,963	$5,711

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
As of June 30, 2020, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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
As of June 30, 2020, the Company had construction in progress of $16.4 million that primarily consisted of the construction of harbor tugs, an inland river towboat and other machinery and equipment and is included in historical cost in the accompanying condensed consolidated balance sheets. Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the six months ended June 30, 2020, capitalized interest totaled $0.1 million.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying value and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. The Company’s estimates of undiscounted cash flows are highly subjective and actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the six months ended June 30, 2020 and 2019, the Company did not recognize any impairment charges related to long-lived assets held for use.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the six months ended June 30, 2020 and 2019, the Company did not recognize any impairment charges related to its 50% or less owned companies.
Income Taxes. During the six months ended June 30, 2020, the Company’s effective income tax rate of (176.9)% was lower than the statutory rate primarily due to a benefit from a statutory change to the U.S. federal income tax code and income subject to tonnage tax, partially offset by subpart F income and state taxes (see Note 8). During the six months ended June 30, 2019, the Company's effective income tax rate of 14.5% was lower than the statutory rate primarily due to tax not provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. tax and income subject to tonnage tax, partially offset by foreign taxes not creditable against U.S. income tax.
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

	2020	2019
Balance at beginning of period	$12,008	$43,664
Impact of adoption of accounting principle(1)	—	(29,207)
Amortization of deferred gains included in gains on asset dispositions, net	(661)	(1,001)
Balance at end of period	$11,347	$13,456
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

Computations of basic and diluted earnings per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	Net Income attributable to SEACOR	Average O/S Shares	Per Share	Net Income Attributable to SEACOR	Average O/S Shares	Per Share
2020
Basic Weighted Average Common Shares Outstanding	$7,884	19,980,830	$0.39	$9,351	19,965,637	$0.47
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	2,109		—	20,945
Convertible Notes(2)	293	1,116,140		—	—
Diluted Weighted Average Common Shares Outstanding	$8,177	21,099,079	$0.39	$9,351	19,986,582	$0.47
2019
Basic Weighted Average Common Shares Outstanding	$14,553	18,288,879	$0.80	$22,286	18,260,876	$1.22
Effect of Dilutive Securities:
Options and Restricted Stock(3)	—	117,543		—	112,013
Convertible Notes(4)	318	1,227,101		637	1,227,101
Diluted Weighted Average Common Shares Outstanding	$14,871	19,633,523	$0.76	$22,923	19,599,990	$1.17
______________________
(1)For the three and six months ended June 30, 2020, diluted earnings per common share of SEACOR excluded 1,806,185 and 1,738,756, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.
(2)For the six months ended June 30, 2020, diluted earnings per common share of SEACOR excluded 1,171,620 of common shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive. For the three and six months ended June 30, 2020, diluted earnings per common share of SEACOR excluded 434,101 and 503,852, respectively, of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes, and 1,553,780 and 1,553,780, respectively, of common shares issuable pursuant to the Company’s 3.25% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.
(3)For the three and six months ended June 30, 2019, diluted earnings per common share of SEACOR excluded 893,722 and 919,121, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.
(4)For the three and six months ended June 30, 2019, diluted earnings per common share of SEACOR excluded 958,418 and 1,129,370, respectively, of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes and 1,553,780 and 1,553,780, respectively, of common shares issuable pursuant to the Company’s 3.25% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.
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

2. BUSINESS ACQUISITIONS
Navigate. On February 21, 2020, the Company acquired Helix Media Pte. Ltd., Navigate Response (Asia) Pte. Ltd., Navigate PR Ltd., and Navigate Response Limited (collectively "Navigate"), a global crisis communications network specializing in the international shipping, port and offshore industries, for $3.6 million. The purchase price consisted of $1.0 million in cash, net of cash acquired of $0.8 million, paid at the closing of the acquisition and $1.8 million of contingent consideration that is payable upon Navigate meeting certain specified cash collection and client retention targets for the 24 months following the acquisition date. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair value resulting in no goodwill being recorded. During the six months ended June 30, 2020, the Company paid $0.1 million of the contingent consideration.
Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisition for the six months ended June 30 was as follows (in thousands):

2020
Trade and other receivables	$295
Other current assets	103
Property and Equipment	5
Intangible Assets	3,078
Accounts payable and other accrued liabilities	(31)
Other current liabilities(1)	(2,113)
Other Liabilities(1)	(367)
Purchase price(2)	$970
______________________
(1)Includes contingent consideration.
(2)Purchase price is net of cash acquired totaling $0.8 million.
3. EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2020, capital expenditures were $12.4 million and primarily related to the construction of harbor tugs and the purchase of machinery and equipment.
During the six months ended June 30, 2020, the Company sold 39 inland river dry-cargo barges and other equipment for net proceeds of $9.2 million and gains of $7.9 million. In addition, the Company recognized previously deferred gains of $0.7 million.
During the six months ended June 30, 2020, the Company also sold and leased back three U.S.-flag harbor tugs for $33.7 million with leaseback terms ranging from 72-84 months. The Company determined that these transactions resulted in "failed" sale-leasebacks in accordance with Topic 842 and Topic 606 and as a result, did not qualify for sale or lease accounting (see Note 7).
4. INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Trailer Bridge. Trailer Bridge is an operator of U.S.-flag deck and RORO barges and provides marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. During the six months ended June 30, 2020, the Company earned revenues of $2.0 million from the time charter of one U.S.-flag offshore tug to Trailer Bridge.
RF Vessel Holdings. RF Vessel Holdings owns two foreign-flag rail ferries. During the six months ended June 30, 2020, the Company and its partner each contributed capital of $2.0 million to RF Vessel Holdings.
Golfo de Mexico. Golfo de Mexico operates the two foreign-flag rail ferries owned by RF Vessel Holdings. During the six months ended June 30, 2020, the Company and its partner each contributed capital of $0.5 million to Golfo de Mexico.
KSM. KSM operates four foreign-flag harbor tugs, one foreign-flag ocean liquid tank barge and two foreign-flag specialty vessels in Freeport, Grand Bahama. During the six months ended June 30, 2020, the Company earned revenues of $0.8 million from the bareboat charter of two foreign-flag harbor tugs to KSM.
Bunge-SCF Grain. Bunge-SCF Grain operates terminal grain elevators in Illinois. During the six months ended June 30, 2020, the Company earned revenues of $0.4 million from the lease of a terminal facility to Bunge-SCF Grain.
SCF Bunge Marine. SCF Bunge Marine provides towing services on the U.S. Inland Waterways, primarily the Mississippi River, Illinois River, Tennessee River and Ohio River. During the six months ended June 30, 2020, the Company earned revenues of $3.9 million from the time charter of eight inland river towboats to SCF Bunge Marine.

Other Inland Services. The Company’s other Inland Services 50% or less owned company operates a fabrication facility. During the six months ended June 30, 2020, the Company and its partner each received a cash dividend of $0.1 million from this 50% or less owned company.
VA&E. VA&E primarily focuses on the global origination, trading and merchandising of sugar, pairing producers and buyers and arranging for the transportation and logistics of the product. During the six months ended June 30, 2020, the Company provided a working capital advance of $1.2 million to VA&E and received repayments of $0.6 million of the working capital advance from VA&E.
5. LONG-TERM DEBT
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire SEACOR common stock, par value $0.01 per share (“Common Stock”), 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of June 30, 2020, the Company’s remaining repurchase authority for the Securities was $102.2 million.
3.0% Convertible Senior Notes. During the six months ended June 30, 2020, the Company purchased $15.6 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $15.4 million resulting in debt extinguishment losses of $0.3 million included in the accompanying condensed consolidated statements of income. The outstanding principal amount of these notes was $34.5 million as of June 30, 2020.
2.5% Convertible Senior Notes. During the six months ended June 30, 2020, the Company purchased $12.9 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $10.9 million resulting in debt extinguishment gains of $1.9 million included in the accompanying condensed consolidated statements of income. The outstanding principal amount of these notes was $51.6 million as of June 30, 2020.
SEACOR Revolving Credit Facility. As of June 30, 2020, the Company had $125.0 million of remaining borrowing capacity under this facility.
SEA-Vista 2019 Credit Facility. During the six months ended June 30, 2020, SEA-Vista made scheduled repayments of $5.0 million on its Term Loan. As of June 30, 2020, SEA-Vista had $100.0 million of remaining borrowing capacity under this facility.
Other. During the six months ended June 30, 2020, the Company made scheduled repayments on other long-term debt of $0.5 million.
Letters of Credit. As of June 30, 2020, the Company had outstanding letters of credit totaling $1.1 million with various expiration dates through 2027.
Guarantees. The Company has guaranteed the payments of amounts owed under certain sale-leaseback transactions and multi-employer pension obligations on behalf of SEACOR Marine. As of June 30, 2020, these guarantees on behalf of SEACOR Marine totaled $14.6 million and decline as payments are made on the outstanding obligations. The Company earns a fee of 0.5% per annum on these guarantees. During the six months ended June 30, 2020, the fees earned by the Company for these guarantees were not material.
6. OPERATING LEASES
As of June 30, 2020, the Company leased-in two U.S.-flag petroleum and chemical carriers, four U.S.-flag harbor tugs, one U.S.-flag offshore tug, four U.S.-flag PCTCs, 50 inland river dry-cargo barges, four inland river towboats, six inland river harbor boats and certain facilities and other equipment. The leases generally contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of June 30, 2020, the lease terms of the U.S.-flag petroleum and chemical carriers, which are subject to subleases, have remaining durations of 27 and 74 months. The lease terms of the other vessels, facilities and equipment range in duration from 3 to 189 months.
For the six months ended June 30, the components of lease expense were as follows (in thousands):

	2020	2019
Operating lease expense	$22,274	$21,239
Short-term lease expense (lease duration of twelve months or less at lease commencement)	9,354	12,143
Sublease income	(17,394)	(16,786)
	$14,234	$16,596

For the six months ended June 30, 2020, other information related to operating leases was as follows (in thousands except weighted average data):

Operating cash outflows from operating leases	$22,361
Right-of-use assets obtained in exchange for operating lease liabilities	$6,142
Weighted average remaining lease term, in years	4.9
Weighted average discount rate	4.9%

7. OTHER LONG-TERM FINANCIAL LIABILITIES

During the six months ended June 30, 2020, the Company sold and leased back three U.S.-flag harbor tugs for $33.7 million with leaseback terms ranging from 72-84 months (see Note 3). Each of the sale-leaseback agreements provides the Company an option to purchase the applicable U.S.-flag harbor tug for a fixed price one year prior to the expiration of the original lease term.
As a result of the fixed price purchase options, in accordance with Topic 842 and Topic 606, the transactions resulted in "failed" sale-leasebacks as the purchasers do not obtain control of the assets. As a consequence, the Company has not derecognized the assets from its property and equipment and accumulated depreciation balances and will continue to depreciate the assets in accordance with its useful life and depreciation policies. The proceeds received from the sales are included in the accompanying condensed balance sheets as other long-term financial liabilities. As the Company makes rental payments, a portion of each payment will reduce the balance of the other long-term financial liabilities and a portion will be recorded as interest expense.
During the six months ended June 30, the amounts recognized in the accompanying condensed consolidated statements of income related to these "failed" sale-leasebacks were as follows (in thousands):

2020
Depreciation and amortization	$109
Interest expense	94
As of June 30, 2020, the future minimum lease payments under these agreements for the years ended December 31, were as follows (in thousands):

Remainder of 2020	$1,284
2021	2,568
2022	2,568
2023	2,568
2024	2,568
Years subsequent to 2024	5,371
$16,927
As of June 30, 2020, depreciation expense to be recognized on these U.S.-flag harbor tugs through the end of the lease term for the years ended December 31, was as follows (in thousands):

Remainder of 2020	$657
2021	1,313
2022	1,313
2023	1,313
2024	1,313
Years subsequent to 2024	2,735
$8,644

8. INCOME TAXES
The following table reconciles the difference between the statutory federal income tax rate and the Company's effective income tax rate for the six months ended June 30, 2020:

Statutory rate	21.0%
Income subject to tonnage tax	(16.9)%
U.S. federal income tax statutory changes	(206.1)%
Non-deductible expenses	4.6%
Foreign earnings not subject to U.S. income tax	3.1%
Foreign taxes not creditable against U.S. income tax	3.1%
Subpart F income	6.2%
State taxes	5.0%
Share award plans	3.1%
(176.9)%
On March 27, 2020, the U.S. Congress passed and the President signed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") into law to address the economic fallout of the 2020 coronavirus pandemic. One provision of the CARES Act increases the tax deduction for net operating losses from 80% to 100% for 2018 through 2020, allows net operating losses generated in 2018 through 2020 to be carried back up to five years and increases the deductible interest expense limit from 30% to 50% of taxable EBITDA. As a result of these statutory changes, during the six months ended June 30, 2020, the Company determined it will be able to carry its 2019 net operating losses back to tax years when the statutory tax rate was 35% resulting in an income tax benefit of $12.7 million, which is included in income tax expense (benefit) in the accompanying condensed consolidated statements of income.
As of June 30, 2020, $32.9 million of income tax receivables are included in other receivables in the accompanying condensed consolidated balance sheets.
9. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
One of the Company’s 50% or less owned companies has subsidiaries with interest rate swap agreements designated as cash flow hedges, with an aggregate amortizing notional value of $48.0 million that mature in March 2028. These interest rate swaps call for the subsidiaries to pay a fixed rate of 1.74% on the aggregate amortizing notional value and receive a variable interest rate based on LIBOR. By entering into these interest rate swap agreements, the Company's 50% or less owned companies converted the variable LIBOR component of certain of its outstanding borrowings to a fixed interest rate. During the six months ended June 30, 2020, the Company recognized losses on the fair value of these contracts of $1.1 million which are included as a component of other comprehensive loss.
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

As of June 30, 2020, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents, restricted cash and restricted cash equivalents	$129,508	$—	$—
Marketable securities(1)	6,418	—	—
______________________
(1)Marketable security gains (losses), net include unrealized losses of $1.4 million and unrealized gains of $0.4 million for the three months ended June 30, 2020 and 2019, respectively, related to marketable security positions held by the Company as of June 30, 2020. Marketable security gains (losses), net include unrealized losses of $1.5 million and unrealized gains of $0.4 million for the six months ended June 30, 2020 and 2019, respectively, related to marketable security positions held by the Company as of June 30, 2020.
As of June 30, 2020, the estimated fair values of the Company’s other financial assets and liabilities were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Notes receivable from third parties (included in other receivables and other assets)	$2,668	$—	$2,669	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,201	see below
LIABILITIES
Long-term debt, including current portion(1)	$284,517	$—	$266,192	$—
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

11. EQUITY TRANSACTIONS
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Securities through open market purchases, privately negotiated transactions or otherwise, depending on market conditions (see Note 5).
During the six months ended June 30, 2020, the Company acquired 41,600 shares of Common Stock for treasury for an aggregate purchase price of $1.4 million. As of June 30, 2020, the Company’s repurchase authority for the Securities was $102.2 million.
During the six months ended June 30, 2020, the Company acquired 17,144 shares of Common Stock for treasury for an aggregate purchase price of $0.5 million from its employees to cover their tax withholding obligations related to the vesting of equity awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations for its Securities granted by SEACOR’s Board of Directors.
12. NONCONTROLLING INTERESTS IN SUBSIDIARIES
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

13. MULTI-EMPLOYER AND DEFINED BENEFIT PENSION PLANS
During the six months ended June 30, 2020, the Company received notification from the AMOPP that the Company’s withdrawal liability as of September 30, 2019, the latest period for which an actuarial valuation is available, would have been $25.5 million. That liability may change in future years based on various factors, primarily employee census. As of June 30, 2020, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations, it is possible that the AMOPP may experience future funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
14. SHARE BASED COMPENSATION
During the six months ended June 30, 2020, transactions in connection with the Company’s share based compensation plans were as follows:

Director stock awards granted	1,125
Employee Stock Purchase Plan (“ESPP”) shares issued	29,917
Restricted stock awards granted	167,650
Stock Option Activities:
Outstanding as of December 31, 2019	1,454,074
Granted	95,525
Exercised	(23,525)
Expired	(3,274)
Outstanding as of June 30, 2020	1,522,800
Shares available for future grants and ESPP purchases as of June 30, 2020	1,148,471
Share Incentive Plans. On June 2, 2020, SEACOR’s stockholders approved an amendment to the 2014 Share Incentive Plan, whereby the number of shares available under the plan was increased by 900,000.

15. COMMITMENTS AND CONTINGENCIES
As of June 30, 2020, the Company's capital commitments by year of expected payment were as follows (in thousands):

	Remainder of 2020	2021	2022	Total
Ocean Services	$18,042	$30,892	$2,636	$51,570
Inland Services	5,525	427	—	5,952
Other	332	—	—	332
	$23,899	$31,319	$2,636	$57,854
Ocean Services' capital commitments included four U.S.-flag harbor tugs and an interest in two foreign-flag rail ferries. Inland Services' capital commitments included six inland river dry-cargo barges, one inland river towboat, other equipment, and vessel and terminal improvements.
During 2012, the Company sold National Response Corporation (“NRC”), NRC Environmental Services Inc., SEACOR Response Ltd., and certain other subsidiaries to J.F. Lehman & Company, a private equity firm (the “SES Business Transaction”).

On December 15, 2010, O’Brien’s Response Management L.L.C. (“ORM”) and NRC were named as defendants in several “master complaints” filed in the overall multi-district litigation relating to the Deepwater Horizon oil spill response and clean-up in the Gulf of Mexico (the “DWH Response”), which is currently pending in the U.S. District Court for the Eastern District of Louisiana (the “MDL”). The “B3” master complaint naming ORM and NRC asserted various claims on behalf of a putative class against multiple defendants concerning the clean-up activities generally and the use of dispersants specifically. Both prior to and following the filing of the aforementioned “B3” master complaint, individual civil actions naming the Company, ORM, and/or NRC alleging “B3” exposure-based injuries and/or damages were consolidated with the MDL and stayed pursuant to court order. On February 16, 2016, all but eleven “B3” claims against ORM and NRC were dismissed with prejudice (the “B3 Dismissal Order”). On August 2, 2016, the Court granted an omnibus motion for summary judgment as it concerns ORM and NRC in its entirety, dismissing the remaining eleven plaintiffs’ claims against ORM and NRC with prejudice (the “Remaining Eleven Plaintiffs’ Dismissal Order”). The deadline to appeal both of these orders has expired. The last remaining claim against the Company in connection with the “B3” master complaint was dismissed with prejudice, by an order of the Court granted on July 25, 2019.
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
As of mid-July 2020, BP has tendered approximately 2,395 claims pursuant to the Medical Settlement’s BELO provision for indemnity to ORM and approximately 230 of such claims to NRC. Recently, approximately 760 of the claims that were tendered by BP to ORM and approximately 70 of the claims tendered to NRC have been dismissed with prejudice. ORM and NRC have rejected all of BP’s indemnity demands relating to the Medical Settlement’s BELO provision and on February 14, 2019 commenced a legal action against BPXP and BP America with respect to same. That action, captioned O’Brien’s Response Management, L.L.C. et al. v. BP Exploration & Production Inc. et al., Case No. 2:19-CV-01418-CJB-JCW (E.D. La.) (the “Declaratory Judgment Action”), seeks declaratory relief that neither ORM nor NRC have any indemnity obligation to BP with respect to the exposure-based claims expressly contemplated by the Medical Settlement’s BELO provision, nor any contribution, in light of BP’s own actions and conduct over the past ten years (including its complete failure to even seek indemnity) and the resultant prejudice to ORM and NRC; that any indemnity or contribution rights BP may have once had with respect to these personal injury and exposure claims were extinguished once the Medical Settlement was approved by the MDL Court in 2013; and that ORM’s and NRC’s contractual and common law rights operate to bar any indemnity or contribution claims against them by BP. BP subsequently proceeded to begin tendering personal injury claims to ORM and NRC that are being pursued by plaintiffs who opted out of the Medical Settlement and who are thus proceeding with their “B3” claims in their ordinary course (as opposed to pursuant to the Medical Settlement’s BELO provision). ORM and NRC also rejected these demands, and amended the Declaratory Judgment Action to cover BP’s indemnity demands for the opt-out claims as well.

BP asserted four amended counterclaims against ORM and NRC, as well as two claims against ORM’s insurer (Navigators). Those amended counterclaims are breach of contract against ORM for allegedly failing to indemnify BP or name BP as an additional insured on the Navigators policy, declaratory judgment that NRC must allegedly indemnify BP under certain circumstances, and unjust enrichment against ORM and NRC. ORM and NRC successfully moved to dismiss the unjust enrichment counterclaim. The parties also filed simultaneous motions for judgment on the pleadings. On May 4, 2020, the Court ruled in favor of ORM, NRC, and Navigators, and against BP, on all claims. BP appealed that ruling on the U.S. Court of Appeals for the Fifth Circuit. Briefings are expected to be complete by mid-November 2020, after which the Court may hold an oral argument or rule on the briefs alone. The timing of a ruling is within the Court's discretion.
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

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2020
Operating Revenues:
External customers	86,111	63,513	21,163	1,798	—	172,585
Intersegment	—	—	10	—	(10)	—
	86,111	63,513	21,173	1,798	(10)	172,585
Costs and Expenses:
Operating	57,827	53,915	13,104	1,342	(10)	126,178
Administrative and general	8,780	3,292	4,961	877	5,294	23,204
Depreciation and amortization	10,270	6,016	356	615	328	17,585
	76,877	63,223	18,421	2,834	5,612	166,967
Gains on Asset Dispositions	113	8,085	—	—	—	8,198
Operating Income (Loss)	9,347	8,375	2,752	(1,036)	(5,622)	13,816
Other Income (Expense):
Foreign currency gains (losses), net	83	1,653	(9)	—	16	1,743
Other, net	(18)	(3)	—	—	679	658
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(1,426)	(701)	256	(1,111)	—	(2,982)
Segment Profit (Loss)	7,986	9,324	2,999	(2,147)
Other Income (Expense) not included in Segment Profit (Loss)						(2,154)
Less Equity Losses included in Segment Profit (Loss)						2,982
Income Before Taxes and Equity Losses						14,063

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2020
Operating Revenues:
External customers	192,226	124,824	43,634	4,197	—	364,881
Intersegment	—	—	45	—	(45)	—
	192,226	124,824	43,679	4,197	(45)	364,881
Costs and Expenses:
Operating	135,431	104,834	28,795	3,189	(43)	272,206
Administrative and general	19,524	6,780	12,640	2,001	11,280	52,225
Depreciation and amortization	20,552	12,228	615	1,234	685	35,314
	175,507	123,842	42,050	6,424	11,922	359,745
Gains on Asset Dispositions, Net	122	8,400	—	60	—	8,582
Operating Income (Loss)	16,841	9,382	1,629	(2,167)	(11,967)	13,718
Other Income (Expense):
Foreign currency gains (losses), net	5	(2,825)	3	—	(22)	(2,839)
Other, net	4	(3)	70	—	679	750
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(2,783)	(4,077)	248	(1,163)	—	(7,775)
Segment Profit (Loss)	14,067	2,477	1,950	(3,330)
Other Income (Expense) not included in Segment Profit (Loss)						(5,446)
Less Equity Losses included in Segment Profit (Loss)						7,775
Income Before Taxes and Equity Losses						6,183

Capital Expenditures	5,518	3,806	—	1,720	1,373	12,417

As of June 30, 2020
Property and Equipment:
Historical cost	937,756	456,479	1,144	11,530	32,336	1,439,245
Accumulated depreciation	(400,416)	(217,915)	(1,049)	(3,602)	(24,418)	(647,400)
Net property and equipment	537,340	238,564	95	7,928	7,918	791,845
Operating Lease Right-of-Use Assets	101,538	27,767	2,222	—	101	131,628
Investments, at Equity, and Advances to 50% or Less Owned Companies	75,791	52,933	1,196	22,308	—	152,228
Inventories	1,146	2,074	143	305	—	3,668
Goodwill	1,852	2,268	28,506	—	—	32,626
Intangible Assets	6,973	6,749	8,268	—	—	21,990
Other current and long-term assets, excluding cash and near cash assets(1)	48,811	57,430	112,746	3,932	35,952	258,871
Segment Assets	773,451	387,785	153,176	34,473
Cash and near cash assets(1)						135,926
Total Assets						1,528,782
______________________
(1)Cash and near cash assets includes cash, cash equivalents, restricted cash, restricted cash equivalents and marketable securities.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2020
Revenues from Contracts with Customers:
Voyage charters	27,199	—	—	—	—	27,199
Contracts of affreightment	8,311	87,690	—	—	—	96,001
Tariff	38,475	—	—	—	—	38,475
Unit freight	26,809	—	—	—	—	26,809
Terminal operations	—	11,141	—	—	—	11,141
Fleeting operations	—	8,844	—	—	—	8,844
Logistics Services	—	7,937	—	—	—	7,937
Time and material contracts	—	—	37,030	—	—	37,030
Retainer contracts	—	—	5,365	—	—	5,365
Product sales(1)	—	—	—	3,169	—	3,169
Other	1,902	3,255	1,284	824	(45)	7,220
Lease Revenues:
Time charter, bareboat charter and rental income	89,530	5,957	—	204	—	95,691
	192,226	124,824	43,679	4,197	(45)	364,881
______________________
(1)Cost of goods sold related to product sales was $2.4 million.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2019
Operating Revenues:
External customers	109,681	61,455	23,745	2,142	—	197,023
Intersegment	—	—	8	—	(8)	—
	109,681	61,455	23,753	2,142	(8)	197,023
Costs and Expenses:
Operating	71,230	54,486	15,691	1,472	(8)	142,871
Administrative and general	9,423	3,133	6,831	837	6,490	26,714
Depreciation and amortization	10,230	5,699	209	493	378	17,009
	90,883	63,318	22,731	2,802	6,860	186,594
Gains (Losses) on Asset Dispositions, Net	349	330	—	(2)	—	677
Operating Income (Loss)	19,147	(1,533)	1,022	(662)	(6,868)	11,106
Other Income (Expense):
Foreign currency gains (losses), net	1	(191)	—	—	(1)	(191)
Other, net	28	—	(2)	—	(1)	25
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	700	(618)	(128)	(266)	—	(312)
Segment Profit (Loss)	19,876	(2,342)	892	(928)
Other Income (Expense) not included in Segment Profit (Loss)						9,763
Less Equity Losses included in Segment Profit (Loss)						312
Income Before Taxes and Equity Losses						20,703

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2019
Operating Revenues:
External customers	218,953	127,057	56,590	3,947	—	406,547
Intersegment	—	—	106	—	(106)	—
	218,953	127,057	56,696	3,947	(106)	406,547
Costs and Expenses:
Operating	141,162	108,731	37,463	2,725	(99)	289,982
Administrative and general	19,621	6,489	13,233	1,676	12,441	53,460
Depreciation and amortization	20,567	11,424	415	982	757	34,145
	181,350	126,644	51,111	5,383	13,099	377,587
Gains (Losses) on Asset Dispositions, Net	366	750	—	(2)	—	1,114
Operating Income (Loss)	37,969	1,163	5,585	(1,438)	(13,205)	30,074
Other Income (Expense):
Foreign currency gains (losses), net	(46)	268	—	—	(8)	214
Other, net	(623)	—	(5)	—	9	(619)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	811	(3,090)	(195)	(356)	—	(2,830)
Segment Profit (Loss)	38,111	(1,659)	5,385	(1,794)
Other Income (Expense) not included in Segment Profit (Loss)						8,825
Less Equity Losses included in Segment Profit (Loss)						2,830
Income Before Taxes and Equity Losses						38,494

Capital Expenditures	542	6,860	40	308	—	7,750

As of June 30, 2019
Property and Equipment:
Historical cost	930,719	446,392	1,267	7,574	30,132	1,416,084
Accumulated depreciation	(361,863)	(205,792)	(1,079)	(1,472)	(22,962)	(593,168)
Net property and equipment	568,856	240,600	188	6,102	7,170	822,916
Operating Lease Right-of-Use Assets	122,292	34,791	877	—	3,558	161,518
Investments, at Equity, and Advances to 50% or Less Owned Companies	77,644	56,504	280	21,217	—	155,645
Inventories	1,494	2,973	647	179	—	5,293
Goodwill	1,852	2,356	28,506	—	—	32,714
Intangible Assets	8,301	8,244	6,228	—	—	22,773
Other current and long-term assets, excluding cash and near cash assets(1)	56,598	49,737	91,993	3,630	17,319	219,277
Segment Assets	837,037	395,205	128,719	31,128
Cash and near cash assets(1)						183,254
Total Assets						1,603,390
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
______________________
(1)Cost of goods sold related to product sales was $2.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this Form 10-Q as well as in other reports, materials and oral statements that the Company releases from time to time constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. Forward-looking statements are inherently uncertain and subject to a variety of assumptions, risks and uncertainties that could cause actual results to differ materially from those anticipated or expected by management of the Company. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements. Actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including risks relating to the COVID-19 pandemic, volatility the pandemic has caused in the capital markets and the effects it has had and could continue to have on the global economy, the potential impact of governmental responses to the pandemic on the Company's business, operations and personnel, financial condition, results of operations, cash flows and liquidity, risks relating to weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels, increased government legislation and regulation of the Company’s businesses that could increase the cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with the provision of emergency response services, decreased demand for the Company’s services as a result of declines in the global economy of the COVID-19 pandemic, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, interest rate fluctuations, availability of credit, inflation rates, changes in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Ocean Services, decreased demand for Ocean Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations and economic sanctions, the dependence of Ocean Services and Inland Services on several key customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Shipping Acts on the amount of foreign ownership of the Company’s Common Stock, operational risks of Ocean Services and Inland Services, effects of adverse weather conditions and seasonality, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors on Inland Services’ operations, the ability to realize anticipated benefits from acquisitions and other strategic transactions, adequacy of insurance coverage, the attraction and retention of qualified personnel by the Company, changes in U.S. and international trade policies and various other matters and factors, many of which are beyond the Company’s control as well as those discussed in Item 1A (Risk Factors) of the Company’s Annual report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission (“SEC”). It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties. Given these factors, investors and analysts should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (if any). These statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995.
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

Recent Developments
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a pandemic, which continues to spread throughout the United States and the world. The spread of COVID-19 has caused significant volatility in U.S. and international markets and has resulted in large scale business disruption. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and global economies.
The outbreak of COVID-19 has caused many governments to implement stay-at-home orders and quarantines and place significant restrictions on travel. Many of these governments have also implemented work restrictions that prohibit or limit non-essential businesses from conducting normal operations, which has required employees to work remotely if possible or be terminated or furloughed. The health and safety of the Company's employees and customers is and will continue to be its highest priority throughout the pandemic. The Company has implemented protective measures relating to its workforce including, but not limited to, health monitoring, personal protective equipment, and enhanced cleaning and sanitizing procedures among other measures recommended by various federal, state and local governments. The Company is considering implementing various temporary cost containment measures in addition to those it has already implemented, including returning leased-in equipment to their owners, idling certain owned equipment, eliminating overtime and deferring certain planned repair and maintenance projects.
The Company continues to maintain a strong balance sheet and expects to meet all of its near-term maturities and capital commitments. As of June 30, 2020, the Company's cash, cash equivalents, restricted cash, restricted cash equivalents and marketable securities totaled $135.9 million, and the Company has the ability to borrow up to $225.0 million under undrawn credit facilities. The Company also expects to benefit from certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), most notably from being able to carryback net operating losses for up to five years resulting in income tax refunds of approximately $32 million once the refund requests are processed. The Company is continuing to monitor the impacts of the pandemic on its businesses, operations and financial condition, and in the future may consider implementing mitigation strategies to protect its long-term sustainability.
The COVID-19 pandemic is a dynamic and continuously evolving phenomenon and the ultimate severity of the outbreak, and its effect on the Company's business in the future, is uncertain. If the pandemic worsens, additional restrictions are implemented or current restrictions are imposed for a longer period of time to contain the outbreak, the Company may experience a material adverse effect on its businesses, results of operations and financial condition. For additional information see Part II Item 1A “Risk Factors.”
Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and six months ("Current Six Months") ended June 30, 2020 compared with the three months (“Prior Year Quarter”) and six months ("Prior Six Months") ended June 30, 2019. See “Item 1. Financial Statements—Note 16. Segment Information” included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the meaning given to those terms used in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Ocean Transportation & Logistics Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	$’000	%	$’000	%	$’000	%	$’000	%
Operating Revenues:
United States	69,862	81	90,346	82	156,748	82	180,660	83
Foreign	16,249	19	19,335	18	35,478	18	38,293	17
	86,111	100	109,681	100	192,226	100	218,953	100
Costs and Expenses:
Operating:
Personnel	21,440	25	23,729	22	44,736	23	46,911	21
Repairs and maintenance	5,996	7	5,953	5	12,698	7	12,220	6
Dry-docking	1,200	1	3,371	3	10,720	5	6,203	3
Insurance and loss reserves	2,023	2	1,615	2	3,673	2	3,843	2
Fuel, lubes and supplies	6,390	7	9,981	9	15,961	8	17,770	8
Leased-in equipment	10,728	13	11,040	10	22,313	12	23,126	11
Other	10,050	12	15,541	14	25,330	13	31,089	14
	57,827	67	71,230	65	135,431	70	141,162	65
Administrative and general	8,780	10	9,423	9	19,524	10	19,621	9
Depreciation and amortization	10,270	12	10,230	9	20,552	11	20,567	9
	76,877	89	90,883	83	175,507	91	181,350	83
Gains on Asset Dispositions	113	—	349	—	122	—	366	—
Operating Income	9,347	11	19,147	17	16,841	9	37,969	17
Other Income (Expense):
Foreign currency gains (losses), net	83	—	1	—	5	—	(46)	—
Other, net	(18)	—	28	—	4	—	(623)	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(1,426)	(2)	700	1	(2,783)	(2)	811	—
Segment Profit(1)	7,986	9	19,876	18	14,067	7	38,111	17
______________________
(1)Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 12. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	$’000	%	$’000	%	$’000	%	$’000	%
Operating Revenues:
Bulk Transportation Services:
Petroleum and chemical:
Time charter	20,183	23	25,900	24	36,109	19	56,155	26
Bareboat charter	10,150	12	6,989	6	20,300	11	14,400	6
Voyage charter	2,075	2	1,333	1	4,664	2	1,333	1
Dry bulk:
Contracts of affreightment	3,815	4	6,917	6	8,312	4	10,647	5
Voyage charter	4,234	5	1,806	2	8,266	4	3,919	2
Port & Infrastructure Services:
Tariff	15,903	19	20,965	19	38,475	20	41,962	19
Time charter	1,941	2	1,876	2	3,725	2	3,175	1
Bareboat charter	1,652	2	1,588	1	3,285	2	3,370	2
Logistics Services:
Time charter(1)	9,991	12	11,743	11	26,110	14	29,281	13
Voyage charter	4,854	6	13,277	12	14,269	7	20,477	9
Unit freight	10,361	12	16,299	15	26,809	14	32,312	15
Managed Services	952	1	988	1	1,902	1	1,922	1
	86,111	100	109,681	100	192,226	100	218,953	100
_______________________
(1)Includes MSP revenues of $5.0 million and $4.6 million for the three months ended June 30, 2020 and 2019, respectively, and $8.9 million and $7.7 million for the six months ended June 30, 2020 and 2019, respectively.
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $23.6 million lower.
Operating revenues from bulk transportation were $2.5 million lower. Operating revenues from petroleum and chemical transportation were $1.8 million lower primarily due to a change in contract status from time charter to bareboat charter in December 2019 for one U.S.-flag petroleum and chemical carrier, partially offset by less out-of-service time for dry-docking and repairs and maintenance for two other U.S.-flag petroleum and chemical carriers. Operating revenues from dry bulk transportation were $0.7 million lower primarily due to repairs and maintenance associated downtime for one U.S.-flag bulk carrier in advance of two consecutive relief aid voyage charters.
Operating revenues from port and infrastructure services were $4.9 million lower primarily due to lower activity levels in its port network as a consequence of the ongoing COVID-19 pandemic.
Operating revenues from logistics services were $16.1 million lower primarily due to lower military and commercial cargo activity for PCTCs associated with the ongoing COVID-19 pandemic, out-of-service time for the regulatory dry-docking of one PCTC, and a decrease in unit freight shipping demand for containers and project cargoes in the Bahamas and Turks and Caicos as a consequence of mandated COVID-19 quarantines and the shutdown of non-essential commercial activity.
Operating Expenses. Operating expenses were $13.4 million lower primarily due to lower personnel and operating costs following the change in contract status from time charter to bareboat charter in December 2019 for one U.S.-flag petroleum and chemical carrier, lower regulatory dry-docking costs for U.S.-flag petroleum and chemical carriers and U.S.-flag harbor tugs, and lower voyage costs for logistics services as a consequence of the decreased activity levels discussed above.
Administrative and General. Administrative and general expenses were $0.6 million lower primarily due to lower travel costs as a result of the ongoing COVID-19 pandemic and lower legal costs.

Operating Income. Operating income as a percentage of operating revenues was 11% in the Current Year Quarter compared with 17% in the Prior Year Quarter. The decrease was primarily due to lower operating revenues partially offset by lower voyage costs across the fleet and lower operating expenses from a change in contract status for one U.S.-flag petroleum and chemical carrier.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. The Company recognized equity in losses of 50% or less owned companies, net of tax, of $1.4 million in the Current Year Quarter compared with equity in earnings of 50% or less owned companies, net of tax, of $0.7 million in the Prior Year Quarter primarily due to losses from Trailer Bridge associated with decreased demand in the Puerto Rico liner trade due to the ongoing COVID-19 pandemic, partially offset by an increase in earnings from the Company’s rail ferry joint ventures and KSM.
Current Six Months compared with Prior Six Months
Operating Revenues. Operating revenues were $26.7 million lower.
Operating revenues from bulk transportation were $8.8 million lower. Operating revenues from petroleum and chemical transportation were $10.8 million lower primarily due to a change in contract status from time charter to bareboat charter in December 2019 for one U.S.-flag petroleum and chemical carrier and more out-of-service time for dry-docking and repairs and maintenance for the U.S.-flag petroleum and chemical carrier fleet. Operating revenues from dry bulk transportation were $2.0 million higher primarily due to higher voyage charter activity for one U.S.-flag bulk carrier.
Operating revenues from port and infrastructure services were $3.0 million lower primarily due to lower activity levels in its port network as a consequence of the ongoing COVID-19 pandemic.
Operating revenues from logistics services were $14.9 million lower primarily due to lower military and commercial cargo activity for PCTCs associated with the ongoing COVID-19 pandemic, out-of-service time for the regulatory dry-docking of one PCTC, and a decrease in unit freight shipping demand for containers and project cargoes in the Bahamas and Turks and Caicos as a consequence of COVID-19 quarantines and the shutdown of non-essential commercial activity.
Operating Expenses. Operating expenses were $5.7 million lower primarily due to lower personnel and operating costs following the change in contract status from time charter to bareboat charter in December 2019 for one U.S.-flag petroleum and chemical carrier and lower voyage costs for logistics services as a consequence of the decreased revenues discussed above. These decreases were partially offset by higher regulatory dry-docking costs for U.S.-flag petroleum and chemical carriers.
Operating Income. Operating income as a percentage of operating revenues was 9% in the Current Six Months compared with 17% in the Prior Six Months. The decrease was primarily due to lower operating revenues and higher overall dry-docking costs, partially offset by lower operating expenses from a change in contract status for one U.S.-flag petroleum and chemical carrier and lower overall voyage costs.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. The Company recognized equity in losses of 50% or less owned companies, net of tax, of $2.8 million in the Current Six Months compared with equity in earnings of 50% or less owned companies, net of tax, of $0.8 million in the Prior Six Months primarily due to losses from Trailer Bridge associated with decreased demand in the Puerto Rico liner trade due to the ongoing COVID-19 pandemic, partially offset by an increase in earnings from the Company’s rail ferry joint ventures and KSM.

Fleet Count
The composition of Ocean Services’ fleet as of June 30 was as follows:

	Owned	Leased-in	Joint Ventured	Total
2020
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	7	2	—	9
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag(1)	17	8	—	25
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Specialty vessels - Foreign-flag(2)	—	—	2	2
Logistics Services:
PCTC(3) - U.S.-flag	—	4	—	4
Short-sea container/RORO(4) vessels - Foreign-flag	8	—	—	8
RORO(4) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	46	14	14	74
2019
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	7	2	—	9
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	19	5	—	24
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Specialty vessels - Foreign-flag(2)	—	—	2	2
Logistics Services:
PCTC(3) - U.S.-flag	—	4	—	4
Short-sea container/RORO(4) vessels - Foreign-flag	9	—	—	9
RORO(4) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	49	11	14	74
______________________
(1)Leased-in includes three U.S.-flag harbor tugs accounted for as "failed" sale-leasebacks. See item 1. Financial Statements — Note 7. Other Long-Term Financial Liabilities.
(2)One line handling and one crew transport vessel.
(3)Pure Car/Truck Carrier.
(4)Roll On/Roll Off.

Inland Transportation & Logistics Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	$’000	%	$’000	%	$’000	%	$’000	%
Operating Revenues:
United States	61,938	98	58,594	95	121,735	98	122,206	96
Foreign	1,575	2	2,861	5	3,089	2	4,851	4
	63,513	100	61,455	100	124,824	100	127,057	100
Costs and Expenses:
Operating:
Barge logistics	40,058	63	36,582	59	72,857	58	70,167	55
Personnel	4,551	7	4,205	7	9,956	8	8,777	7
Repairs and maintenance	1,176	2	1,624	3	2,887	2	2,838	2
Insurance and loss reserves	734	1	1,059	2	1,456	1	2,075	2
Fuel, lubes and supplies	1,392	2	1,872	3	2,927	2	3,683	3
Leased-in equipment	2,731	5	3,508	6	5,812	5	7,118	6
Other	3,199	5	4,090	7	6,692	6	8,309	7
Net barge pool earnings attributable to third parties	74	—	1,546	2	2,247	2	5,764	4
	53,915	85	54,486	89	104,834	84	108,731	86
Administrative and general	3,292	5	3,133	5	6,780	5	6,489	5
Depreciation and amortization	6,016	10	5,699	9	12,228	10	11,424	9
	63,223	100	63,318	103	123,842	99	126,644	100
Gains on Asset Dispositions, Net	8,085	13	330	—	8,400	7	750	1
Operating Income (Loss)	8,375	13	(1,533)	(3)	9,382	8	1,163	1
Other Income:
Foreign currency gains (losses), net	1,653	3	(191)	—	(2,825)	(3)	268	—
Other, net	(3)	—	—	—	(3)	—	—	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(701)	(1)	(618)	(1)	(4,077)	(3)	(3,090)	(2)
Segment Profit (Loss)(1)	9,324	15	(2,342)	(4)	2,477	2	(1,659)	(1)
______________________
(1)Includes amounts attributable to both SEACOR and noncontrolling interests.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	$’000	%	$’000	%	$’000	%	$’000	%
Operating Revenues:
Bulk Transportation Services:
Dry-cargo barge pools(1)	42,413	67	42,950	70	84,602	68	89,943	71
International liquid tank barge operations	1,574	2	2,861	5	3,088	3	4,852	4
Boat, specialty barge and other operations	2,097	3	1,702	3	4,170	3	3,338	3
Port & Infrastructure Services:
Terminal operations	5,752	9	3,451	6	11,810	9	9,258	7
Fleeting operations	5,164	8	4,604	7	10,205	8	9,340	7
Machine shop and shipyard	1,358	2	826	1	2,031	2	1,254	1
Logistics Services	4,650	8	4,575	7	7,937	6	8,113	6
Managed Services	505	1	486	1	981	1	959	1
	63,513	100	61,455	100	124,824	100	127,057	100
______________________
(1)Operating revenues for the three months ended June 30, 2020 and 2019, includes $18.2 million and $18.6 million, respectively, attributable to third-party barge owners participating in dry-cargo barge pools managed by the Company. Operating revenues for the six months ended June 30, 2020 and 2019, includes $35.1 million and $38.8 million, respectively, attributable to third-party barge owners participating in dry-cargo barge pools managed by the Company.
Operating Revenues. Operating revenues were $2.1 million higher in the Current Year Quarter compared with the Prior Year Quarter and $2.2 million lower in the Current Six Months compared with the Prior Six Months.
Operating revenues from bulk transportation services were $1.4 million lower in the Current Year Quarter compared with the Prior Year Quarter and $6.3 million lower in the Current Six Months compared with the Prior Six Months. Operating revenues from the dry-cargo barge pools were $0.5 million lower in the Current Year Quarter compared with the Prior Year Quarter and $5.3 million lower in the Current Six Months compared with the Prior Six Months primarily due to lower freight levels caused by the continuing trade war with China, low commodity prices and U.S. farm subsidy programs which were a disincentive to producer selling. Operating revenues from international liquid tank barge operations were $1.3 million lower in the Current Year Quarter compared with the Prior Year Quarter and $1.8 million lower in the Current Six Months compared with the Prior Six Months primarily due to a reduction in volumes moved as a consequence of lower fuel production in Colombia following a countrywide lockdown in response to the COVID-19 pandemic and low water conditions. Operating revenues from boat, specialty barge and other operations were $0.4 million higher in the Current Year Quarter compared with the Prior Year Quarter and $0.8 million higher in the Current Six Months compared with the Prior Six Months primarily due to revenues from a new inland river towboat placed in service in the third quarter of 2019.
Operating revenues from port and infrastructure services were $3.4 million higher in the Current Year Quarter compared with the Prior Year Quarter and $4.2 million higher in the Current Six Months compared with the Prior Six Months. The prior year was negatively impacted by prolonged flooding and the closure of the St. Louis harbor for 45 days restricting activity at the Company's terminal and fleeting locations.

Operating Expenses. Operating expenses were $0.6 million lower in the Current Year Quarter compared with the Prior Year Quarter and $3.9 million lower in the Current Six Months compared with the Prior Six Months.
Barge logistics expenses were $3.5 million higher in the Current Year Quarter compared with the Prior Year Quarter and $2.7 million higher in the Current Six Months compared with the Prior Six Months primarily due to an increase in barge loadings in the Current Year Quarter and Current Six Months and higher switching costs as a result of high water on the lower Mississippi River and in the New Orleans harbor, which slowed transit times and elevated port costs. Barge loadings in the Prior Year Quarter and Prior Six Months were negatively impacted by the severe flooding and resulting closure of the St. Louis harbor. Personnel expenses were $0.3 million higher in the Current Year Quarter compared with the Prior Year Quarter and $1.2 million higher in the Current Six Months compared with the Prior Six Months primarily due to placing two towboats into service in logistics services and the impact of flooding in the Prior Year Quarter and Prior Six Months. Leased-in equipment expenses were $0.8 million lower in the Current Year Quarter compared with the Prior Year Quarter and $1.3 million lower in the Current Six Months compared with the Prior Six Months primarily due to a reduction in bought-in freight and the return of a chartered-in towboat in logistics services. Other expenses were $0.9 million lower in the Current Year Quarter compared with the Prior Year Quarter and $1.6 million lower in the Current Six Months compared with the Prior Six Months primarily due to a decrease in third party stevedoring expenses in logistics services.
Depreciation and Amortization. Depreciation and amortization expenses were $0.3 million higher in the Current Year Quarter compared with the Prior Year Quarter and $0.8 million higher in the Current Six Months compared with the Prior Six Months primarily due to placing two towboats and other equipment into service.
Gains on Asset Dispositions, Net. During the Current Year Quarter and Current Six Months, the Company sold 39 dry-cargo barges for net proceeds of $9.0 million and gains of $7.8 million. In addition, the Company recognized previously deferred gains of $0.3 million during the Current Year Quarter and $0.6 million during the Current Six Months. During the Prior Year Quarter and Prior Six Months, the Company recognized previously deferred gains of $0.3 million and $0.7 million, respectively.
Operating Income (Loss). Excluding the impact of gains on asset dispositions, net operating income as a percentage of operating revenues was 0% in the Current Year Quarter compared with operating loss as a percentage of operating revenues of 3% in the Prior Year Quarter. Operating income as a percentage of operating revenues was 1% in the Current Six Months compared with 0% in the Prior Six Months.
Foreign currency gains (losses), net. Foreign currency gains (losses), net in all periods were primarily due to movements in the exchange rate of the Colombian peso in relation to the U.S. dollar underlying certain of the Company’s intercompany lease obligations.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. Equity in losses of 50% or less owned companies, net of tax, were $0.1 million higher in the Current Year Quarter compared with the Prior Year Quarter and $1.0 million higher in the Current Six Months compared with the Prior Six Months. Equity earnings from SCF Bunge Marine were $0.8 million higher in the Current Year Quarter compared with the Prior Year Quarter and $0.2 million higher in the Current Six Months compared to the Prior Six Months primarily due to the impact of the prolonged flooding in the Prior Year Quarter and Prior Six Months resulting in poor operating conditions, tow size restrictions and periodic river and harbor closures. Equity losses from Bunge-SCF Grain were $0.3 million higher in the Current Year Quarter compared with the Prior Year Quarter and $0.1 million lower in the Current Six Months compared with the Prior Six Months primarily due to lower grain volumes handled as a result of depressed corn prices and the China trade war. Equity losses from SCFCo were $0.8 million higher in the Current Year Quarter compared with the Prior Year Quarter and $1.3 million higher in the Current Six Months compared with the Prior Six Months primarily due to low water levels resulting in a reduced barge intake and increased transit times.

Fleet Count
The composition of Inland Services’ fleet as of June 30 was as follows:

	Owned	Leased-in	Joint Ventured	Pooled	Total
2020
Bulk Transportation Services:
Dry-cargo barges	562	50	258	471	1,341
Liquid tank barges	20	—	—	—	20
Specialty barges	5	—	—	—	5
Towboats:
4,000 hp - 6,600 hp	4	4	11	—	19
3,300 hp - 3,900 hp	1	—	2	—	3
Less than 3,300 hp	2	—	—	—	2
Port & Infrastructure Services:
Harbor boats:
1,100 hp - 2,000 hp	12	6	—	—	18
Less than 1,100 hp	6	—	—	—	6
Logistics Services:
Dry-cargo barges	10	—	—	25	35
Towboats:
Less than 3,300 hp	2	—	—	—	2
	624	60	271	496	1,451
2019
Bulk Transportation Services:
Dry-cargo barges	586	48	258	480	1,372
Liquid tank barges	20	—	—	—	20
Specialty barges	5	—	—	—	5
Towboats:
4,000 hp - 6,600 hp	3	4	11	—	18
3,300 hp - 3,900 hp	1	—	2	—	3
Less than 3,300 hp	2	—	—	—	2
Port & Infrastructure Services:
Harbor boats:
1,100 hp - 2,000 hp	12	6	—	—	18
Less than 1,100 hp	6	—	—	—	6
Logistics Services:
Dry-cargo barges	25	2	—	8	35
	660	60	271	488	1,479

Witt O'Brien's

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	$’000	%	$’000	%	$’000	%	$’000	%
Operating Revenues:
United States	20,931	99	23,178	98	42,005	96	55,818	98
Foreign	242	1	575	2	1,674	4	878	2
	21,173	100	23,753	100	43,679	100	56,696	100
Costs and Expenses:
Operating	13,104	62	15,691	66	28,795	66	37,463	66
Administrative and general	4,961	23	6,831	29	12,640	29	13,233	23
Depreciation and amortization	356	2	209	1	615	1	415	1
	18,421	87	22,731	96	42,050	96	51,111	90
Operating Income	2,752	13	1,022	4	1,629	4	5,585	10
Other Income:
Foreign currency gains (losses), net	(9)	—	—	—	3	—	—	—
Other, net	—	—	(2)	—	70	—	(5)	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	256	1	(128)	—	248	1	(195)	—
Segment Profit	2,999	14	892	4	1,950	5	5,385	10
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $2.6 million lower primarily due to the successful completion of major task orders related to long-term recovery programs in the U.S. Virgin Islands and the conclusion of disaster response work for multiple city and county governments, partially offset by new contracts in support of clients' COVID-19 pandemic responses.
Operating Expenses. Operating expenses were $2.6 million lower primarily due to the completion of major recovery program task orders.
Administrative and General. Administrative and general expenses were $1.9 million lower primarily due to lower reserves for bad debts, lower travel and entertainment expenses as a consequence of the COVID-19 pandemic and lower compensation costs and reduced head count.
Depreciation and Amortization. Depreciation and amortization expenses were $0.1 million higher primarily due to the amortization of intangible assets arising from a business acquisition during the first quarter of 2020.
Operating Income. Operating income as a percentage of operating revenues was 13% in the Current Year Quarter compared with 4% in the Prior Year Quarter primarily due to reduced administrative and general expenses partially offset by higher depreciation and amortization charges.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax, were higher due to improved operating results in the Company's Brazilian joint venture.
Current Six Months compared with Prior Six Months
Operating Revenues. Operating revenues were $13.0 million lower primarily due to the successful completion of major task orders related to long-term recovery programs in the U.S. Virgin Islands and the conclusion of disaster response work for multiple city and county governments, partially offset by new contracts in support of clients' COVID-19 pandemic responses.
Operating Expenses. Operating expenses were $8.7 million lower primarily due to the completion of major recovery program task orders.
Administrative and General. Administrative and general expenses were $0.6 million lower primarily due to lower reserves for bad debts, lower travel and entertainment expenses as a consequence of the COVID-19 pandemic and lower compensation costs and reduced headcount, partially offset by an accrual of $1.4 million in the first quarter following a change in the application of the gross receipts tax in the U.S. Virgin Islands primarily related to work completed in 2019 and 2018.

Depreciation and Amortization. Depreciation and amortization expenses were $0.2 million higher primarily due to the amortization of intangible assets arising from a business acquisition during the first quarter of 2020.
Operating Income. Operating income as a percentage of operating revenues was 4% in the Current Year Quarter compared with 10% in the Prior Year Quarter primarily due to reduced operating revenues, an accrual of $1.4 million in the first quarter following a change in the application of the gross receipts tax in the U.S. Virgin Islands and higher depreciation and amortization charges.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax, were higher due to improved operating results in the Company's Brazilian joint venture.
Other

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	$’000	%	$’000	%	$’000	%	$’000	%
Operating Revenues:
United States	1,798	100	2,142	100	4,197	100	3,947	100
Foreign	—	—	—	—	—	—	—	—
	1,798	100	2,142	100	4,197	100	3,947	100
Costs and Expenses:
Operating	1,342	75	1,472	69	3,189	76	2,725	69
Administrative and general	877	49	837	39	2,001	48	1,676	42
Depreciation and amortization	615	34	493	23	1,234	29	982	25
	2,834	158	2,802	131	6,424	153	5,383	136
Gains (Losses) on Asset Dispositions	—	—	(2)	—	60	1	(2)	—
Operating Loss	(1,036)	(58)	(662)	(31)	(2,167)	(52)	(1,438)	(36)
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(1,111)	(61)	(266)	(12)	(1,163)	(27)	(356)	(9)
Segment Loss(1)	(2,147)	(119)	(928)	(43)	(3,330)	(79)	(1,794)	(45)
_____________________
(1)Includes amounts attributable to both SEACOR and noncontrolling interests.
Operating Activities. The operating activities of Other primarily consists of the business activities of Cleancor.
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $0.3 million lower primarily due to lower fuel sales resulting from an absence of pipeline interruption projects in the Current Year Quarter as a consequence of the ongoing COVID-19 pandemic.
Operating Expenses. Operating expenses were $0.1 million lower primarily due to lower cost of fuel sales as a consequence of lower fuel volumes partially offset by higher personnel costs.
Depreciation and Amortization. Depreciation and amortization expenses were $0.1 million higher as a result of placing additional equipment into service.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. The Company’s 50% or less owned companies included in Other primarily consist of general aviation services businesses in Asia and an agricultural commodity trading and logistics business. The increase in equity losses was primarily due to losses from VA&E.
Current Six Months compared with Prior Six Months
Operating Revenues. Operating revenues were $0.3 million higher primarily due to an increase in fuel sales as a consequence of a pipeline interruption project and supplying fuel for an onshore oil and gas exploration project during the first quarter of 2020.
Operating Expenses. Operating expenses were $0.5 million higher primarily due to an increase in the cost of sales associated with the increase in fuel sales volumes, and an increase in technical management and equipment rentals associated with the projects discussed above.

Administrative and General. Administrative and general expenses were $0.3 million higher primarily due to higher compensation costs associated with the expansion of Cleancor's sales force and higher business development expenses.
Depreciation and Amortization. Depreciation and amortization expenses were $0.3 million higher as a result of placing additional equipment into service.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. The Company’s 50% or less owned companies included in Other primarily consist of general aviation services businesses in Asia and an agricultural commodity trading and logistics business. The increase in equity losses was primarily due to losses from VA&E.
Corporate and Eliminations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	$’000	$’000	$’000	$’000
Corporate Expenses	(5,644)	(6,882)	(12,012)	(13,233)
Eliminations	22	14	45	28
Operating Loss	(5,622)	(6,868)	(11,967)	(13,205)
Other Income (Expense):
Foreign currency gains (losses), net	16	(1)	(22)	(8)
Other, net	679	(1)	679	9
Corporate Expenses. Corporate expenses were $1.2 million lower in the Current Year Quarter compared with the Prior Year Quarter and were $1.2 million lower in the Current Six Months compared with the Prior Six Months. The reduction was primarily due to lower management bonus accruals and lower travel and entertainment expenses as a result of the COVID-19 pandemic.
Other, net. During the Current Year Quarter, the Company reached an agreement with SEACOR Marine Holdings Inc. ("SEACOR Marine"), a consolidated subsidiary prior to its spin-off in 2017, to allow SEACOR Marine to carryback certain of its tax net operating losses ("NOLs") to tax years in which SEACOR Marine was part of the Company's consolidated tax group. The carrybacks are allowed as a result of the CARES Act. In exchange for allowing SEACOR Marine to carryback its NOLs, SEACOR Marine agreed to: deposit certain of the tax refunds into a controlled deposit account to cash collateralize certain guarantees the Company made on behalf of SEACOR Marine; prepay its sublease with the Company for office space; provide certain representations and warranties to the Company; and pay the Company a fee of $1.1 million. The Company recognized $0.7 million of the fee during the Current Year Quarter and the Current Six Months. The Company will recognize the remaining amounts on a pro rata basis as it completes and files the amended returns to effect the refunds. As of June 30, 2020, the guarantees on behalf of SEACOR Marine totaled $14.6 million.
Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	$’000	$’000	$’000	$’000
Interest income	1,518	1,885	3,119	3,785
Interest expense	(4,179)	(4,903)	(8,649)	(10,016)
Debt extinguishment gains (losses), net	1,921	(503)	1,602	(1,296)
Marketable security gains (losses), net	(1,414)	13,284	(1,518)	16,352
	(2,154)	9,763	(5,446)	8,825
Interest income. Interest income was lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower interest rates. Interest income was lower in the Current Six Months compared with the Prior Six months primarily due to lower interest rates partially offset by higher interest income from third party notes receivable.
Interest expense. Interest expense was lower in the Current Year Quarter compared with the Prior Year Quarter and lower in the Current Six Months compared with the Prior Six Months primarily due to purchases of the Company's 3.0% Convertible Senior Notes.

Debt extinguishment gains (losses), net. Debt extinguishment gains of $1.9 million in the Current Year Quarter are the result of the purchase of $12.9 million in principal amount of the Company’s 2.5% Convertible Senior Notes for $10.9 million. Debt extinguishment gains, net in the Current Six Months includes gains of $1.9 million as discussed above partially offset by losses of $0.3 million from the purchase of $15.6 million in principal amount of the Company's 3.0% Convertible Senior Notes for $15.4 million. Debt extinguishment losses in the Prior Year Quarter and Prior Six Months are the result of the purchase of $13.3 million and $37.3 million in principal amount, respectively, of the Company’s 3.0% Convertible Senior Notes for $13.1 million and $36.3 million, respectively.
Marketable security gains (losses), net. Marketable security gains (losses), net are related to marking-to-market the Company's security portfolio primarily consisting of investments in energy, marine, transportation and other related businesses. In the Prior Year Quarter and Prior Six Months, the most significant position was in Dorian LPG Ltd, which the Company sold during 2019.
Income Taxes
During the six months ended June 30, 2020, the Company’s effective income tax rate of (176.9)% was lower than the statutory rate primarily due to a benefit from a statutory change to the U.S. federal income tax code and income subject to tonnage tax, partially offset by subpart F income and state taxes.
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
As of June 30, 2020, the Company's capital commitments by year of expected payment were as follows (in thousands):

	Remainder of 2020	2021	2022	Total
Ocean Services	$18,042	$30,892	$2,636	$51,570
Inland Services	5,525	427	—	5,952
Other	332	—	—	332
	$23,899	$31,319	$2,636	$57,854
As of June 30, 2020, the Company had outstanding debt of $284.5 million, net of discounts and issuance costs, and letters of credit totaling $1.1 million with various expiration dates through 2027. As of June 30, 2020, the Company was in compliance with the various financial covenants associated with its credit facilities. In addition, as of June 30, 2020, the Company guaranteed payments on behalf of SEACOR Marine totaling $14.6 million, under certain sale-leaseback transactions and multi-employer pension obligations. These guarantees continue to be contingent obligations of the Company because the beneficiary of the guarantees did not release the Company from its obligations in connection with the spin-off of SEACOR Marine and decline as payments are made by SEACOR Marine on the underlying obligations. The Company earns a fee from SEACOR Marine of 0.5% per annum on the amount of the obligations under these guarantees.
As of June 30, 2020, the holders of the Company’s 3.0% Convertible Senior Notes ($34.5 million outstanding), 2.5% Convertible Senior Notes ($51.6 million outstanding) and 3.25% Convertible Senior Notes ($117.8 million outstanding) may require the Company to repurchase the notes on November 19, 2020, December 19, 2022 and May 15, 2025, respectively. The Company’s long-term debt maturities, assuming the holders of the aforementioned convertible senior notes require the Company to repurchase the notes on those dates, are as follows (in thousands):

Remainder of 2020	$39,928
2021	10,857
2022	62,218
2023	10,368
2024	60,244
Years subsequent to 2024	123,537
$307,152

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 3.0% Convertible Senior Notes, 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes, (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of June 30, 2020, the Company’s remaining repurchase authority for the Securities was $102.2 million.
As of June 30, 2020, the Company held balances of cash, cash equivalents, restricted cash, restricted cash equivalents and marketable securities totaling $135.9 million. Additionally, the Company had $225.0 million available under its revolving credit facilities.
Summary of Cash Flows

	Six Months Ended June 30,
	2020	2019
	$’000	$’000
Cash Flows provided by Operating Activities	57,177	51,508
Cash Flows used in Investing Activities	(7,246)	(6,910)
Cash Flows provided by (used in) Financing Activities	1,281	(51,822)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(148)	(10)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	51,064	(7,234)
Operating Activities
Cash flows provided by operating activities increased by $5.7 million in the Current Six Months compared with the Prior Six Months. The components of cash flows provided by operating activities during the Current Six Months and Prior Six Months were as follows:

	Six Months Ended June 30,
	2020	2019
	$’000	$’000
Operating income before depreciation, amortization and gains on asset dispositions, net	40,450	63,105
Changes in operating assets and liabilities, excluding operating leases, before interest and income taxes	15,671	(12,214)
Purchases of marketable securities	—	(2,261)
Proceeds from sale of marketable securities	—	9,561
Dividends received from 50% or less owned companies	100	—
Interest paid, excluding capitalized interest(1)	(5,925)	(6,731)
Income taxes paid, net	(156)	(6,598)
Other	7,037	6,646
Total cash flows provided by operating activities	57,177	51,508
_____________________
(1)During the Current Six Months and Prior Six Months, interest paid and capitalized in property and equipment was $0.1 million.
Operating income before depreciation, amortization and gains on asset dispositions, net was $22.7 million lower in the Current Six Months compared with the Prior Six Months. See “Consolidated Results of Operations” included herein for a discussion of the results of each of the Company’s business segments.
Investing Activities
During the Current Six Months, net cash used in investing activities was $7.2 million primarily as follows:
•Capital expenditures were $12.4 million related primarily to progress payments toward the construction of U.S.-flag harbor tugs and the purchase of machinery and equipment.
•The Company sold 39 inland river dry-cargo barges and other equipment for net proceeds of $9.2 million.
•The Company made investments in and advances to 50% or less owned companies of $3.7 million including $2.0 million to RF Vessel Holdings LLC ("RF Vessel Holdings"), $1.2 million to VA&E Trading LLP ("VA&E") and $0.5 million to Golfo de Mexico Rail Ferry Holdings LLC.
•The Company received $0.6 million from its 50% or less owned company VA&E.

•The Company acquired Helix Media Pte. Ltd., Navigate Response (Asia) Pte. Ltd., Navigate PR Ltd. and Navigate Response Limited (collectively "Navigate"). The purchase price consisted of $1.0 million in cash, net of cash acquired of $0.8 million, paid at the closing of the acquisition.
During the Prior Six Months, net cash used in investing activities was $6.9 million primarily as follows:
•Capital expenditures were $7.8 million related to the acquisition of real property, upgrades to inland river towboats and the construction of other Inland Services equipment.
•The Company made investments in and advances to 50% or less owned companies of $3.2 million including $2.7 million to RF Vessel Holdings and $0.5 million to VA&E.
•The Company received $3.7 million from its 50% or less owned company VA&E.
•The Company received net payments on third-party leases and notes receivables of $0.2 million.
Financing Activities
During the Current Six Months, net cash provided by financing activities was $1.3 million. The Company:
•purchased $15.6 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $15.4 million;
•purchased $12.9 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $10.9 million;
•made scheduled repayments of $5.0 million under the SEA-Vista 2019 Credit Facility;
•made other scheduled repayments on long-term debt of $0.5 million;
•received proceeds of $33.7 million from the "failed" sale leaseback of three U.S.-flag harbor tugs;
•acquired 41,600 shares of Common Stock for treasury for an aggregate purchase price of $1.4 million;
•acquired 17,144 shares of Common Stock for treasury for an aggregate purchase price of $0.5 million from its employees to cover their tax withholding obligations related to the vesting of equity awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations for its Securities granted by SEACOR’s Board of Directors; and
•received $1.5 million from share award plans.
During the Prior Six Months, net cash used in financing activities was $51.8 million. The Company:
•purchased $37.3 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of$36.3 million of which $36.2 million was allocated to the settlement of the long-term debt and $0.1 million was allocated to the purchase of the conversion option embedded in the 3.0% Convertible Senior Notes;
•incurred issuance costs of $2.2 million related to the SEACOR Revolving Credit Facility;
•repaid $10.0 million under the SEA-Vista 2015 Credit Facility;
•made other scheduled payments on long-term debt of $0.3 million;
•made distributions to noncontrolling interests of $5.1 million;
•acquired 3,912 shares of Common Stock for treasury for an aggregate purchase price of $0.1 million;
•acquired 8,121 shares of Common Stock for treasury for an aggregate purchase price of $0.4 million from its employees to cover their tax withholding obligations related to the vesting of equity awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations for its Securities granted by SEACOR’s Board of Directors; and
•received $2.6 million from share award plans.

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
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to “Liquidity and Capital Resources” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. There has been no material change in the Company’s off-balance sheet arrangements during the Current Six Months. As of June 30, 2020, the Company guaranteed payments on behalf of SEACOR Marine totaling $14.6 million, under certain sale-leaseback transactions, equipment financing and multi-employer pension obligations. These guarantees will decline as payments are made on the underlying obligations.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, see Note 15. “Commitments and Contingencies” included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in the Company’s risk factors during the Current Six Months.
The COVID-19 outbreak has and will likely continue to negatively affect the global economy and could have a material adverse effect on the Company's businesses, results of operations and financial condition. The Company's operations are susceptible to global events that could have an adverse effect on its businesses, results operations and financial condition, such as the COVID-19 pandemic. As of the date of this report, the coronavirus has spread throughout most of the world and has caused many governments to implement stay-at-home orders, quarantines and significant restrictions on travel. Many of these governments have also implemented work restrictions that prohibit many employees from going to their customary work locations and which require these employees to work remotely if possible or not at all if working remotely is not possible. These restrictions have affected the Company's customers and may continue to affect its customers in the future, which may affect the demand for the Company's services.
While the COVID-19 pandemic has had an adverse effect on the Company's businesses, it is a dynamic and continuously evolving phenomenon and the ultimate severity of the outbreak and the resulting effect on the Company's businesses is uncertain at this time. If the pandemic worsens or additional restrictions are implemented to contain the outbreak, the Company may experience a material and adverse effect on its business, results of operations and financial condition.
The Company’s operation and workforce faces risks related to the COVID-19 pandemic, which could significantly disrupt the Company’s operations. The COVID-19 pandemic may affect the health of the Company’s workforce, and international, national and local government interventions enacted to reduce the spread of COVID-19 may render the Company’s employees unable to work or travel. Although the Company’s workforce is largely considered to be “essential” under guidance issued by the U.S. Cybersecurity and Infrastructure Security Agency, work, travel and other restrictions may vary in other regions of the world in which the Company has operations. Similarly, if the COVID-19 pandemic were to impact a location where the Company has a high concentration of business and resources, its workforce could be affected by the outbreak, which could also significantly disrupt operations and the ability to provide services.
The duration and severity of the business disruption and related financial impact from the COVID-19 pandemic cannot be reasonably estimated at this time. If the impact of the COVID-19 pandemic continues for an extended period of time, not only could it materially adversely affect the demand for the Company’s services but also the ability to provide such services, either of which could have a material adverse effect on each company’s business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Securities that may Yet be Purchased under the Plans or Programs(1)
April 1 – 30, 2020	—	$—	—	$113,107,086
May 1 –31, 2020	—	$—	—	$106,507,511
June 1 – 30, 2020	—	$—	—	$102,157,511
______________________
(1)SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 3.0% Convertible Senior Notes, 3.25% Convertible Senior Notes and 2.5% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the Current Year Quarter, the Company purchased $12.9 million in principal amount of its 2.5% Convertible Senior Notes for $10.9 million thereby reducing repurchase authority under the plan.
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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).
______________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

DATE:	July 27, 2020	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	July 27, 2020	By:	/S/ BRUCE WEINS
Bruce Weins, Senior Vice President and Chief Financial Officer (Principal Financial Officer)