Form 10-Q
period 2020-09-30
SEACOR HOLDINGS INC /NEW/
filed 2020-10-29
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020              or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of October 27, 2020 was 20,372,174. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$98,015	$77,222
Restricted cash and restricted cash equivalents	1,119	1,222
Marketable securities	7,597	7,936
Receivables:
Trade, net of allowance for doubtful accounts of $1,380 and $2,871 in 2020 and 2019, respectively	196,076	194,022
Other	67,862	38,881
Inventories	3,871	5,255
Prepaid expenses and other	6,364	6,971
Total current assets	380,904	331,509
Property and Equipment:
Historical cost	1,442,442	1,442,382
Accumulated depreciation	(663,277)	(624,024)
Net property and equipment	779,165	818,358
Operating Lease Right-of-Use Assets	124,855	144,539
Investments, at Equity, and Advances to 50% or Less Owned Companies	152,744	157,108
Goodwill	32,616	32,701
Intangible Assets, Net	21,041	20,996
Other Assets	8,404	7,761
	$1,499,729	$1,512,972
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$10,845	$58,854
Current portion of long-term operating lease liabilities	37,124	36,011
Current portion of other long-term financial liabilities	1,479	—
Accounts payable and accrued expenses	58,640	57,595
Other current liabilities	77,429	57,501
Total current liabilities	185,517	209,961
Long-Term Debt	238,005	255,612
Long-Term Operating Lease Liabilities	87,579	108,295
Other Long-Term Financial Liabilities	31,701	—
Deferred Income Taxes	109,664	105,661
Deferred Gains and Other Liabilities	18,910	20,929
Total liabilities	671,376	700,458
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized; 41,012,817 and 40,819,892 shares issued in 2020 and 2019, respectively	410	408
Additional paid-in capital	1,666,218	1,661,002
Retained earnings	529,647	517,106
Shares held in treasury of 20,640,307 and 20,643,724 in 2020 and 2019, respectively, at cost	(1,365,921)	(1,365,792)
Accumulated other comprehensive loss, net of tax	(2,779)	(998)
	827,575	811,726
Noncontrolling interests in subsidiaries	778	788
Total equity	828,353	812,514
	$1,499,729	$1,512,972

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues	$175,414	$200,658	$540,295	$607,205
Costs and Expenses:
Operating	128,546	147,386	400,752	437,368
Administrative and general	24,560	24,923	76,785	78,383
Depreciation and amortization	17,306	16,975	52,620	51,120
	170,412	189,284	530,157	566,871
Gains on Asset Dispositions, Net	618	1,145	9,200	2,259
Operating Income	5,620	12,519	19,338	42,593
Other Income (Expense):
Interest income	1,425	2,198	4,544	5,983
Interest expense	(3,938)	(4,816)	(12,587)	(14,832)
Debt extinguishment gains (losses), net	(254)	(777)	1,348	(2,073)
Marketable security gains (losses), net	951	144	(567)	16,496
Foreign currency losses, net	(203)	(1,877)	(3,042)	(1,663)
Other, net	2,242	505	2,992	(114)
	223	(4,623)	(7,312)	3,797
Income Before Income Tax Expense (Benefit) and Equity in Losses of 50% or Less Owned Companies	5,843	7,896	12,026	46,390
Income Tax Expense (Benefit)	1,552	1,417	(9,384)	7,012
Income Before Equity in Losses of 50% or Less Owned Companies	4,291	6,479	21,410	39,378
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(1,102)	(618)	(8,877)	(3,448)
Net Income	3,189	5,861	12,533	35,930
Net Income (Loss) Attributable to Noncontrolling Interests in Subsidiaries	(1)	(544)	(8)	7,239
Net Income Attributable to SEACOR Holdings Inc.	$3,190	$6,405	$12,541	$28,691

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$0.16	$0.33	$0.63	$1.54

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$0.16	$0.32	$0.63	$1.48

Weighted Average Common Shares Outstanding:
Basic	19,995,413	19,322,423	19,975,635	18,618,613
Diluted	20,017,551	20,738,919	19,993,982	19,984,302

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$3,189	$5,861	$12,533	$35,930
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses), net	198	(405)	(753)	(418)
Derivative gains (losses) on cash flow hedges	24	—	(1,031)	—
	222	(405)	(1,784)	(418)
Income tax benefit (expense)	(3)	—	3	(68)
	219	(405)	(1,781)	(486)
Comprehensive Income	3,408	5,456	10,752	35,444
Comprehensive Income (Loss) Attributable to Noncontrolling Interests in Subsidiaries	(1)	(544)	(8)	7,239
Comprehensive Income Attributable to SEACOR Holdings Inc.	$3,409	$6,000	$10,760	$28,205

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
For the nine months ended September 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
December 31, 2019	$408	$1,661,002	$517,106	$(1,365,792)	$(998)	$788	$812,514
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,815	—	—	1,815
Exercise of stock options	—	563	—	—	—	—	563
Director stock awards	—	55	—	—	—	—	55
Restricted stock	2	(2)	—	—	—	—	—
Purchase of treasury shares	—	—	—	(1,944)	—	—	(1,944)
Amortization of share awards	—	4,600	—	—	—	—	4,600
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net income (loss)	—	—	12,541	—	—	(8)	12,533
Other comprehensive loss	—	—	—	—	(1,781)	—	(1,781)
September 30, 2020	$410	$1,666,218	$529,647	$(1,365,921)	$(2,779)	$778	$828,353

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
For the three months ended September 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
June 30, 2020	$410	$1,664,617	$526,457	$(1,366,787)	$(2,998)	$780	$822,479
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	866	—	—	866
Director stock awards	—	17	—	—	—	—	17
Amortization of share awards	—	1,584	—	—	—	—	1,584
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income (loss)	—	—	3,190	—	—	(1)	3,189
Other comprehensive income	—	—	—	—	219	—	219
September 30, 2020	$410	$1,666,218	$529,647	$(1,365,921)	$(2,779)	$778	$828,353

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
For the nine months ended September 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
December 31, 2018	$390	$1,596,642	$474,809	$(1,366,773)	$(914)	$149,688	$853,842
Impact of adoption of accounting principle, net of tax	—	—	15,523	—	—	9,836	25,359
December 31, 2018, As Adjusted	390	1,596,642	490,332	(1,366,773)	(914)	159,524	879,201
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,695	—	—	1,695
Exercise of stock options	1	5,219	—	—	—	—	5,220
Director stock awards	—	76	—	—	—	—	76
Restricted stock	2	(2)	—	—	—	—	—
Purchase of conversion option in convertible debt, net of tax	—	(115)	—	—	—	—	(115)
Purchase of treasury shares	—	—	—	(516)	—	—	(516)
Amortization of share awards	—	3,794	—	—	—	—	3,794
Purchase of subsidiary shares from noncontrolling interests	15	53,814	—	—	—	(160,818)	(106,989)
Distributions to noncontrolling interests	—	—	—	—	—	(5,162)	(5,162)
Net income	—	—	28,691	—	—	7,239	35,930
Other comprehensive loss	—	—	—	—	(486)	—	(486)
September 30, 2019	$408	$1,659,428	$519,023	$(1,365,594)	$(1,400)	$783	$812,648

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity
For the three months ended September 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
June 30, 2019	$392	$1,600,838	$512,618	$(1,366,432)	$(995)	$162,236	$908,657
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	838	—	—	838
Exercise of stock options	1	3,485	—	—	—	—	3,486
Director stock awards	—	21	—	—	—	—	21
Purchase of conversion option in convertible debt, net of tax	—	(12)	—	—	—	—	(12)
Amortization of share awards	—	1,282	—	—	—	—	1,282
Purchase of subsidiary shares from noncontrolling interests	15	53,814	—	—	—	(160,818)	(106,989)
Distributions to noncontrolling interests	—	—	—	—	—	(91)	(91)
Net income (loss)	—	—	6,405	—	—	(544)	5,861
Other comprehensive loss	—	—	—	—	(405)	—	(405)
September 30, 2019	$408	$1,659,428	$519,023	$(1,365,594)	$(1,400)	$783	$812,648

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2020	2019
Net Cash Provided by Operating Activities	$68,690	$95,255
Cash Flows from Investing Activities:
Purchases of property and equipment	(16,326)	(17,351)
Proceeds from disposition of property and equipment	9,615	1,874
Investments in and advances to 50% or less owned companies	(6,088)	(3,215)
Return of investments and advances from 50% or less owned companies	936	3,677
Payments received on third-party leases and notes receivable, net	389	1,125
Business acquisitions, net of cash acquired	(970)	—
Net cash used in investing activities	(12,444)	(13,890)
Cash Flows from Financing Activities:
Payments on long-term debt	(69,048)	(66,685)
Proceeds from long-term debt, net of issue costs	—	22,803
Proceeds from other long-term financial liabilities	33,662	—
Payments of other long-term financial liabilities	(482)	—
Purchase of conversion option in convertible debt	—	(146)
Common stock acquired for treasury	(1,944)	(516)
Proceeds from share award plans	2,378	6,915
Purchase of subsidiary shares from noncontrolling interests	—	(107,692)
Distributions to noncontrolling interests	(2)	(5,162)
Net cash used in financing activities	(35,436)	(150,483)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(120)	(58)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	20,690	(69,176)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	78,444	147,212
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	99,134	78,036
Restricted Cash and Restricted Cash Equivalents, End of Period	1,119	1,221
Cash and Cash Equivalents, End of Period	$98,015	$76,815

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
The condensed consolidated financial information for the three and nine months ended September 30, 2020 and 2019 has been prepared by the Company and has not been audited by its independent registered certified public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of September 30, 2020, its results of operations for the three and nine months ended September 30, 2020 and 2019, its comprehensive income for the three and nine months ended September 30, 2020 and 2019, its changes in equity for the three and nine months ended September 30, 2020 and 2019, and its cash flows for the nine months ended September 30, 2020 and 2019. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Recent Developments. In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") a pandemic, which continues to spread throughout the United States and the world. The spread of COVID-19 has caused significant volatility in U.S. and international markets and there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies.
The Company's overall business, results of operations and financial condition have been adversely affected by the COVID-19 outbreak. The COVID-19 pandemic is a dynamic and continuously evolving phenomenon and the ultimate severity of the outbreak, and its effect on the Company's business in the future, is uncertain. If the pandemic worsens, additional restrictions are implemented or current restrictions are imposed for a longer period of time to contain the outbreak or re-imposed after a period of relaxation, the Company may experience a material adverse effect on its businesses, results of operations and financial condition, which could result in impairments in future periods.
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
Witt O’Brien’s revenues from contracts with customers primarily arise from time and material contracts and retainer contracts (see Note 16). Witt O’Brien’s transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Time and material contracts primarily relate to emergency response, debris management or consulting services that Witt O’Brien’s performs for a predetermined fee. Retainer contracts, which are nearly all with vessel services operators and oil companies, are contracted based on agreed-upon rates.
The Company’s Other business segment includes Cleancor, which primarily earns revenues from the sale of liquefied natural gas (see Note 16). Under these arrangements, control of the goods is transferred to the customer and performance obligations are satisfied at a point in time, and therefore revenue is recognized upon delivery while any related costs are expensed as incurred.
Contract liabilities from contracts with customers arise when the Company has received consideration prior to performance and are included in other current liabilities in the accompanying consolidated balance sheets. The Company’s contract liability activity for the nine months ended September 30 was as follows (in thousands):

	2020	2019
Balance at beginning of period	$794	$968
Previously deferred revenues recognized upon completion of performance obligations during the period	(786)	(950)
Net contract liabilities arising during the period	2,985	2,723
Balance at end of period	$2,993	$2,741

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
As of September 30, 2020, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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
As of September 30, 2020, the Company had construction in progress of $16.4 million that primarily consisted of the construction of four U.S.-flag harbor tugs, an inland river towboat and other machinery and equipment and is included in historical cost in the accompanying condensed consolidated balance sheets. Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the nine months ended September 30, 2020, capitalized interest totaled $0.2 million.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying value and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. The Company’s estimates of undiscounted cash flows are highly subjective and actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the nine months ended September 30, 2020 and 2019, the Company did not recognize any impairment charges related to long-lived assets held for use.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the nine months ended September 30, 2020 and 2019, the Company did not recognize any impairment charges related to its 50% or less owned companies.
Income Taxes. During the nine months ended September 30, 2020, the Company’s effective income tax rate of (78.0)% was lower than the statutory rate primarily due to a benefit from a statutory change to the U.S. federal income tax code and income subject to tonnage tax, partially offset by subpart F income, non-deductible expenses, state taxes and foreign taxes not creditable against U.S. income taxes (see Note 8). During the nine months ended September 30, 2019, the Company's effective income tax rate of 15.1% was lower than the statutory rate primarily due to tax not provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. tax and income subject to tonnage tax, partially offset by foreign taxes not creditable against U.S. income tax.
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

	2020	2019
Balance at beginning of period	$12,008	$43,664
Impact of adoption of accounting principle(1)	—	(29,207)
Amortization of deferred gains included in gains on asset dispositions, net	(992)	(2,119)
Balance at end of period	$11,016	$12,338
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

Computations of basic and diluted earnings per common share of SEACOR were as follows (in thousands, except share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Net Income attributable to SEACOR	Average O/S Shares	Per Share	Net Income Attributable to SEACOR	Average O/S Shares	Per Share
2020
Basic Weighted Average Common Shares Outstanding	$3,190	19,995,413	$0.16	$12,541	19,975,635	$0.63
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	22,138		—	18,347
Convertible Notes(2)	—	—		—	—
Diluted Weighted Average Common Shares Outstanding	$3,190	20,017,551	$0.16	$12,541	19,993,982	$0.63
2019
Basic Weighted Average Common Shares Outstanding	$6,405	19,322,423	$0.33	$28,691	18,618,613	$1.54
Effect of Dilutive Securities:
Options and Restricted Stock(3)	—	189,395		—	138,588
Convertible Notes(4)	318	1,227,101		955	1,227,101
Diluted Weighted Average Common Shares Outstanding	$6,723	20,738,919	$0.32	$29,646	19,984,302	$1.48
______________________
(1)For the three and nine months ended September 30, 2020, diluted earnings per common share of SEACOR excluded 1,801,698 and 1,777,615, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.
(2)For the three and nine months ended September 30, 2020, diluted earnings per common share of SEACOR excluded 982,080 and 1,107,979, respectively, of common shares issuable pursuant to the Company’s 2.5% Convertible Senior Notes, 353,887 and 453,499, respectively, of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes, and 1,553,780 and 1,553,780, respectively, of common shares issuable pursuant to the Company’s 3.25% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.
(3)For the three and nine months ended September 30, 2019, diluted earnings per common share of SEACOR excluded 557,321 and 723,370, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.
(4)For the three and nine months ended September 30, 2019, diluted earnings per common share of SEACOR excluded 827,566 and 1,027,663, respectively, of common shares issuable pursuant to the Company’s 3.0% Convertible Senior Notes and 1,553,780 and 1,553,780, respectively, of common shares issuable pursuant to the Company’s 3.25% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.
New Accounting Pronouncements. On January 26, 2017, the FASB issued an amendment to the accounting standards that simplified wording and removed step two of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative assessment, to perform step two of the goodwill test. The new standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020, with early adoption permitted for interim or annual goodwill impairment tests on testing dates after January 1, 2017. The Company does not expect the adoption of the new standard will have a material impact on its consolidated financial position, results of operations or cash flows.
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

2. BUSINESS ACQUISITIONS
Navigate. On February 21, 2020, the Company acquired Helix Media Pte. Ltd., Navigate Response (Asia) Pte. Ltd., Navigate PR Ltd., and Navigate Response Limited (collectively "Navigate"), a global crisis communications network specializing in the international shipping, port and offshore industries, for $3.6 million. The purchase price consisted of $1.0 million in cash, net of cash acquired of $0.8 million, paid at the closing of the acquisition and $1.8 million of contingent consideration that is payable upon Navigate meeting certain specified cash collection and client retention targets for the 24 months following the acquisition date. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair value resulting in no goodwill being recorded. During the nine months ended September 30, 2020, the Company paid $0.1 million of the contingent consideration.
Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisition for the nine months ended September 30 was as follows (in thousands):

2020
Trade and other receivables	$295
Other current assets	103
Property and Equipment	5
Intangible Assets	3,078
Accounts payable and other accrued liabilities	(31)
Other current liabilities(1)	(2,113)
Other Liabilities(1)	(367)
Purchase price(2)	$970
______________________
(1)Includes contingent consideration.
(2)Purchase price is net of cash acquired totaling $0.8 million.
Subsequent to September 30, 2020, the Company's Inland Services segment finalized the terms to acquire a strategic fleeting location in the center Gulf Coast for $21.9 million that is expected to close on November 1, 2020.
3. EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the nine months ended September 30, 2020, capital expenditures were $16.3 million and primarily related to progress payments for the construction of four U.S.-flag harbor tugs and the purchase of machinery and equipment.
During the nine months ended September 30, 2020, the Company sold 39 inland river dry-cargo barges and other equipment for net proceeds of $9.6 million and gains of $8.2 million. In addition, the Company recognized previously deferred gains of $1.0 million. Subsequent to September 30, 2020, the Company sold one U.S.-flag dry bulk carrier for net proceeds of $1.8 million and gains of $0.2 million.
During the nine months ended September 30, 2020, the Company also sold and leased back three U.S.-flag harbor tugs for $33.7 million with leaseback terms ranging from 72-84 months. The Company determined that these transactions resulted in "failed" sale-leasebacks in accordance with Topic 842 and Topic 606 and as a result, did not qualify for sale or lease accounting (see Note 7).
4. INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Trailer Bridge. During the nine months ended September 30, 2020, the Company earned revenues of $3.1 million from the time charter of one U.S.-flag offshore tug to Trailer Bridge.
RF Vessel Holdings. During the nine months ended September 30, 2020, the Company and its partner each contributed capital of $4.4 million to RF Vessel Holdings.
Golfo de Mexico. During the nine months ended September 30, 2020, the Company and its partner each contributed capital of $0.5 million to Golfo de Mexico.
KSM. During the nine months ended September 30, 2020, the Company earned revenues of $1.2 million from the bareboat charter of two foreign-flag harbor tugs to KSM.
Bunge-SCF Grain. During the nine months ended September 30, 2020, the Company earned revenues of $0.5 million from the lease of a terminal facility to Bunge-SCF Grain.

SCF Bunge Marine. During the nine months ended September 30, 2020, the Company earned revenues of $6.0 million from the time charter of eight inland river towboats to SCF Bunge Marine. During the nine months ended September 30, 2020, the Company and its partner each received a cash dividend of $1.3 million from SCF Bunge Marine.
Other Inland Services. During the nine months ended September 30, 2020, the Company and its partner each received a cash dividend of $0.2 million from this 50% or less owned company.
O’Brien’s do Brazil. During the nine months ended September 30, 2020, the Company and its partner each received a cash dividend of $0.5 million from O'Brien's do Brazil.
VA&E. During the nine months ended September 30, 2020, the Company provided a working capital advance of $1.2 million to VA&E and received repayments of $0.9 million on the working capital advance and on subordinated loans from VA&E.
5. LONG-TERM DEBT
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire SEACOR common stock, par value $0.01 per share (“Common Stock”), 3.0% Convertible Senior Notes (which have been fully-extinguished), 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of September 30, 2020, the Company’s remaining repurchase authority for the Securities was $102.2 million.
3.0% Convertible Senior Notes. During the nine months ended September 30, 2020, the Company purchased $15.6 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $15.4 million. On September 14, 2020, the Company redeemed the remaining $34.5 million aggregate outstanding principal amount of its 3.0% Convertible Senior Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest through the date of redemption. During the nine months ended September 30, 2020, these transactions resulted in debt extinguishment losses of $0.6 million included in the accompanying condensed consolidated statements of income.
2.5% Convertible Senior Notes. During the nine months ended September 30, 2020, the Company purchased $12.9 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $10.9 million resulting in debt extinguishment gains of $1.9 million included in the accompanying condensed consolidated statements of income. The outstanding principal amount of these notes was $51.6 million as of September 30, 2020.
SEACOR Revolving Credit Facility. As of September 30, 2020, the Company had $125.0 million of remaining borrowing capacity under this facility.
SEA-Vista 2019 Credit Facility. During the nine months ended September 30, 2020, SEA-Vista made scheduled repayments of $7.5 million on its Term Loan. As of September 30, 2020, SEA-Vista had $100.0 million of remaining borrowing capacity under the SEA-Vista Revolving Loan.
Other. During the nine months ended September 30, 2020, the Company made scheduled repayments on other long-term debt of $0.7 million.
Letters of Credit. As of September 30, 2020, the Company had outstanding letters of credit totaling $1.1 million with various expiration dates through 2027.
Guarantees. The Company has guaranteed the payments of amounts owed under certain sale-leaseback transactions on behalf of SEACOR Marine. As of September 30, 2020, these guarantees on behalf of SEACOR Marine totaled $10.4 million and decline as payments are made on the outstanding obligations. The Company earns a fee of 0.5% per annum on these guarantees. During the nine months ended September 30, 2020, the fees earned by the Company for these guarantees were not material.
6. OPERATING LEASES
As of September 30, 2020, the Company leased-in two U.S.-flag petroleum and chemical carriers, four U.S.-flag harbor tugs, one U.S.-flag offshore tug, four U.S.-flag PCTCs, 50 inland river dry-cargo barges, four inland river towboats, six inland river harbor boats and certain facilities and other equipment. The leases generally contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of September 30, 2020, the lease terms of the U.S.-flag petroleum and chemical carriers, which are subject to subleases, have remaining durations of 24 and 71 months. The lease terms of the other vessels, facilities and equipment range in duration from 1 to 186 months.

For the nine months ended September 30, the components of lease expense were as follows (in thousands):

	2020	2019
Operating lease expense	$33,596	$32,009
Short-term lease expense (lease duration of twelve months or less at lease commencement)	14,105	17,136
Sublease income	(26,216)	(24,129)
	$21,485	$25,016
For the nine months ended September 30, 2020, other information related to operating leases was as follows (in thousands except weighted average data):

Operating cash outflows from operating leases	$33,515
Right-of-use assets obtained in exchange for operating lease liabilities	$9,183
Weighted average remaining lease term, in years	4.8
Weighted average discount rate	4.9%

7. OTHER LONG-TERM FINANCIAL LIABILITIES

During the nine months ended September 30, 2020, the Company sold and leased back three U.S.-flag harbor tugs for $33.7 million with leaseback terms ranging from 72-84 months (see Note 3). Each of the sale-leaseback agreements provides the Company an option to purchase the applicable U.S.-flag harbor tug for a fixed price one year prior to the expiration of the original lease term.
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
During the nine months ended September 30, the amounts recognized in the accompanying condensed consolidated statements of income related to these "failed" sale-leasebacks were as follows (in thousands):

2020
Depreciation and amortization	$438
Interest expense	374
As of September 30, 2020, the future minimum lease payments under these agreements for the years ended December 31, were as follows (in thousands):

Remainder of 2020	$642
2021	2,568
2022	2,568
2023	2,568
2024	2,568
Years subsequent to 2024	5,371
$16,285

As of September 30, 2020, depreciation expense to be recognized on these U.S.-flag harbor tugs through the end of the lease term for the years ended December 31, was as follows (in thousands):

Remainder of 2020	$329
2021	1,313
2022	1,313
2023	1,313
2024	1,313
Years subsequent to 2024	2,735
$8,316

8. INCOME TAXES
The following table reconciles the difference between the statutory federal income tax rate and the Company's effective income tax rate for the nine months ended September 30, 2020:

Statutory rate	21.0%
Income subject to tonnage tax	(9.7)%
U.S. federal income tax statutory changes	(106.0)%
Non-deductible expenses	3.3%
Noncontrolling interests	0.1%
Foreign earnings not subject to U.S. income tax	0.3%
Foreign taxes not creditable against U.S. income tax	2.9%
Subpart F income	4.8%
State taxes	3.5%
Share award plans	1.8%
(78.0)%
On March 27, 2020, the U.S. Congress passed and the President signed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") into law to address the economic fallout of the 2020 coronavirus pandemic. One provision of the CARES Act increases the tax deduction for net operating losses from 80% to 100% for 2018 through 2020, allows net operating losses generated in 2018 through 2020 to be carried back up to five years and increases the deductible interest expense limit from 30% to 50% of taxable EBITDA. As a result of these statutory changes, during the nine months ended September 30, 2020, the Company determined it will be able to carry its 2019 net operating losses back to tax years when the statutory tax rate was 35% resulting in an income tax benefit of $12.7 million, which is included in income tax expense (benefit) in the accompanying condensed consolidated statements of income.
As of September 30, 2020, $34.2 million of income tax receivables are included in other receivables in the accompanying condensed consolidated balance sheets.
9. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
One of the Company’s 50% or less owned companies has subsidiaries with interest rate swap agreements designated as cash flow hedges, with an aggregate amortizing notional value of $48.0 million that mature in March 2028. These interest rate swaps call for the subsidiaries to pay a fixed rate of 1.74% on the aggregate amortizing notional value and receive a variable interest rate based on LIBOR. By entering into these interest rate swap agreements, the Company's 50% or less owned companies converted the variable LIBOR component of certain of its outstanding borrowings to a fixed interest rate. During the nine months ended September 30, 2020, the Company recognized losses on the fair value of these contracts of $1.0 million, which are included as a component of other comprehensive income (loss).
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
As of September 30, 2020, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents, restricted cash and restricted cash equivalents	$99,134	$—	$—
Marketable securities(1)	7,597	—	—
______________________
(1)Marketable security gains (losses), net include unrealized gains of $1.0 million and unrealized losses of $0.1 million for the three months ended September 30, 2020 and 2019, respectively, related to marketable security positions held by the Company as of September 30, 2020. Marketable security gains (losses), net include unrealized losses of $0.6 million and unrealized gains of $0.3 million for the nine months ended September 30, 2020 and 2019, respectively, related to marketable security positions held by the Company as of September 30, 2020.
As of September 30, 2020, the estimated fair values of the Company’s other financial assets and liabilities were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Notes receivable from third parties (included in other receivables and other assets)	$2,334	$—	$2,334	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,201	see below
LIABILITIES
Long-term debt, including current portion(1)	$248,850	$—	$236,065	$—
______________________
(1)The estimated fair value includes the embedded conversion options on the Company’s 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes.
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
During the nine months ended September 30, 2020, the Company acquired 41,600 shares of Common Stock for treasury for an aggregate purchase price of $1.4 million. As of September 30, 2020, the Company’s repurchase authority for the Securities was $102.2 million.
During the nine months ended September 30, 2020, the Company acquired 17,144 shares of Common Stock for treasury for an aggregate purchase price of $0.5 million from its employees to cover their tax withholding obligations related to the vesting of equity awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations for its Securities granted by SEACOR’s Board of Directors.

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
13. MULTI-EMPLOYER AND DEFINED BENEFIT PENSION PLANS
During the nine months ended September 30, 2020, the Company received notification from the AMOPP that the Company’s withdrawal liability as of September 30, 2019, the latest period for which an actuarial valuation is available, would have been $25.5 million. That liability may change in future years based on various factors, primarily employee census. As of September 30, 2020, the Company has no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations, it is possible that the AMOPP may experience future funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
14. SHARE BASED COMPENSATION
During the nine months ended September 30, 2020, transactions in connection with the Company’s share based compensation plans were as follows:

Director stock awards granted	1,750
Employee Stock Purchase Plan (“ESPP”) shares issued	62,161
Restricted stock awards granted	167,650
Stock Option Activities:
Outstanding as of December 31, 2019	1,454,074
Granted	135,783
Exercised	(23,525)
Expired	(5,986)
Outstanding as of September 30, 2020	1,560,346
Shares available for future grants and ESPP purchases as of September 30, 2020	1,078,056
Share Incentive Plans. On June 2, 2020, SEACOR’s stockholders approved an amendment to the 2014 Share Incentive Plan, whereby the number of shares available under the plan was increased by 900,000.

15. COMMITMENTS AND CONTINGENCIES
As of September 30, 2020, the Company's capital commitments by year of expected payment were as follows (in thousands):

	Remainder of 2020	2021	2022	Total
Ocean Services	$8,424	$36,657	$2,636	$47,717
Inland Services	6,585	849	—	7,434
Other	128	—	—	128
	$15,137	$37,506	$2,636	$55,279
Ocean Services' capital commitments included four U.S.-flag harbor tugs, an interest in two foreign-flag rail ferries and other equipment and improvements. Inland Services' capital commitments included six inland river dry-cargo barges, one inland river towboat, other equipment, and vessel and terminal improvements.
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
As of mid-October 2020, BP has tendered approximately 2,400 claims pursuant to the Medical Settlement’s BELO provision for indemnity to ORM and approximately 230 of such claims to NRC. Recently, approximately 785 of the claims that were tendered by BP to ORM and approximately 80 of the claims tendered to NRC have been dismissed with prejudice. ORM and NRC have rejected all of BP’s indemnity demands relating to the Medical Settlement’s BELO provision and on February 14, 2019 commenced a legal action against BPXP and BP America with respect to same. That action, captioned O’Brien’s Response Management, L.L.C. et al. v. BP Exploration & Production Inc. et al., Case No. 2:19-CV-01418-CJB-JCW (E.D. La.) (the “Declaratory Judgment Action”), seeks declaratory relief that neither ORM nor NRC have any indemnity obligation to BP with respect to the exposure-based claims expressly contemplated by the Medical Settlement’s BELO provision, nor any contribution, in light of BP’s own actions and conduct over the past ten years (including its complete failure to even seek indemnity) and the resultant prejudice to ORM and NRC; that any indemnity or contribution rights BP may have once had with respect to these personal injury and exposure claims were extinguished once the Medical Settlement was approved by the MDL Court in 2013; and that ORM’s and NRC’s contractual and common law rights operate to bar any indemnity or contribution claims against them by BP. BP subsequently proceeded to begin tendering personal injury claims to ORM and NRC that are being pursued by plaintiffs who opted out of the Medical Settlement and who are thus proceeding with their “B3” claims in their ordinary course (as opposed to pursuant to the Medical Settlement’s BELO provision). ORM and NRC also rejected these demands, and amended the Declaratory Judgment Action to cover BP’s indemnity demands for the opt-out claims as well.
BP asserted four amended counterclaims against ORM and NRC, as well as two claims against ORM’s insurer (Navigators). Those amended counterclaims are breach of contract against ORM for allegedly failing to indemnify BP or name BP as an additional insured on the Navigators policy, declaratory judgment that NRC must allegedly indemnify BP under certain circumstances, and unjust enrichment against ORM and NRC. ORM and NRC successfully moved to dismiss the unjust enrichment counterclaim. The parties also filed simultaneous motions for judgment on the pleadings. On May 4, 2020, the Court ruled in favor of ORM, NRC, and Navigators, and against BP, on all claims. BP appealed that ruling on the U.S. Court of Appeals for the Fifth Circuit. Briefings are expected to be complete by mid-November 2020, after which the Court may hold an oral argument or rule on the briefs alone. The timing of a ruling is within the Court’s discretion.
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

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2020
Operating Revenues:
External customers	88,771	64,069	20,505	2,069	—	175,414
Intersegment	—	—	13	—	(13)	—
	88,771	64,069	20,518	2,069	(13)	175,414
Costs and Expenses:
Operating	59,985	54,338	12,793	1,442	(12)	128,546
Administrative and general	10,436	3,321	4,913	706	5,184	24,560
Depreciation and amortization	10,124	6,036	359	459	328	17,306
	80,545	63,695	18,065	2,607	5,500	170,412
Gains on Asset Dispositions, Net	191	427	—	—	—	618
Operating Income (Loss)	8,417	801	2,453	(538)	(5,513)	5,620
Other Income (Expense):
Foreign currency gains (losses), net	213	(439)	(18)	—	41	(203)
Other, net	5	1,939	—	1	297	2,242
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	505	(1,141)	130	(596)	—	(1,102)
Segment Profit (Loss)	9,140	1,160	2,565	(1,133)
Other Income (Expense) not included in Segment Profit (Loss)						(1,816)
Less Equity Losses included in Segment Profit (Loss)						1,102
Income Before Taxes and Equity Losses						5,843

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2020
Operating Revenues:
External customers	280,997	188,893	64,139	6,266	—	540,295
Intersegment	—	—	58	—	(58)	—
	280,997	188,893	64,197	6,266	(58)	540,295
Costs and Expenses:
Operating	195,416	159,172	41,588	4,631	(55)	400,752
Administrative and general	29,960	10,101	17,553	2,707	16,464	76,785
Depreciation and amortization	30,676	18,264	974	1,693	1,013	52,620
	256,052	187,537	60,115	9,031	17,422	530,157
Gains on Asset Dispositions, Net	313	8,827	—	60	—	9,200
Operating Income (Loss)	25,258	10,183	4,082	(2,705)	(17,480)	19,338
Other Income (Expense):
Foreign currency gains (losses), net	218	(3,264)	(15)	—	19	(3,042)
Other, net	9	1,936	70	1	976	2,992
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(2,278)	(5,218)	378	(1,759)	—	(8,877)
Segment Profit (Loss)	23,207	3,637	4,515	(4,463)
Other Income (Expense) not included in Segment Profit (Loss)						(7,262)
Less Equity Losses included in Segment Profit (Loss)						8,877
Income Before Taxes and Equity Losses						12,026

Capital Expenditures	6,659	5,940	—	2,201	1,526	16,326

As of September 30, 2020
Property and Equipment:
Historical cost	939,141	457,745	1,145	11,922	32,489	1,442,442
Accumulated depreciation	(410,195)	(223,205)	(1,072)	(4,061)	(24,744)	(663,277)
Net property and equipment	528,946	234,540	73	7,861	7,745	779,165
Operating Lease Right-of-Use Assets	94,057	26,003	1,805	—	2,990	124,855
Investments, at Equity, and Advances to 50% or Less Owned Companies	78,749	51,577	827	21,591	—	152,744
Inventories	1,334	2,108	271	158	—	3,871
Goodwill	1,852	2,258	28,506	—	—	32,616
Intangible Assets	6,641	6,376	8,024	—	—	21,041
Other current and long-term assets, excluding cash and near cash assets(1)	44,628	71,343	122,364	3,348	37,023	278,706
Segment Assets	756,207	394,205	161,870	32,958
Cash and near cash assets(1)						106,731
Total Assets						1,499,729
______________________
(1)Cash and near cash assets includes cash, cash equivalents, restricted cash, restricted cash equivalents and marketable securities.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2020
Revenues from Contracts with Customers:
Voyage charters	43,294	—	—	—	—	43,294
Contracts of affreightment	9,713	134,026	—	—	—	143,739
Tariff	52,312	—	—	—	—	52,312
Unit freight	36,967	—	—	—	—	36,967
Terminal operations	—	16,515	—	—	—	16,515
Fleeting operations	—	12,606	—	—	—	12,606
Logistics Services	—	12,062	—	—	—	12,062
Time and material contracts	—	—	53,714	—	—	53,714
Retainer contracts	—	—	8,631	—	—	8,631
Product sales(1)	—	—	—	4,774	—	4,774
Other	2,863	4,748	1,852	1,195	(58)	10,600
Lease Revenues:
Time charter, bareboat charter and rental income	135,848	8,936	—	297	—	145,081
	280,997	188,893	64,197	6,266	(58)	540,295
______________________
(1)Cost of goods sold related to product sales was $3.4 million.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2019
Operating Revenues:
External customers	102,661	72,020	24,342	1,635	—	200,658
Intersegment	—	—	3	—	(3)	—
	102,661	72,020	24,345	1,635	(3)	200,658
Costs and Expenses:
Operating	66,888	62,775	16,323	1,404	(4)	147,386
Administrative and general	9,404	3,327	5,718	846	5,628	24,923
Depreciation and amortization	10,191	5,694	210	501	379	16,975
	86,483	71,796	22,251	2,751	6,003	189,284
Gains (Losses) on Asset Dispositions, Net	804	330	10	34	(33)	1,145
Operating Income (Loss)	16,982	554	2,104	(1,082)	(6,039)	12,519
Other Income (Expense):
Foreign currency losses, net	(104)	(1,729)	—	—	(44)	(1,877)
Other, net	505	—	(1)	—	1	505
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(242)	(1,084)	764	(56)	—	(618)
Segment Profit (Loss)	17,141	(2,259)	2,867	(1,138)
Other Income (Expense) not included in Segment Profit (Loss)						(3,251)
Less Equity Losses included in Segment Profit (Loss)						618
Income Before Taxes and Equity Losses						7,896

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2019
Operating Revenues:
External customers	321,614	199,077	80,932	5,582	—	607,205
Intersegment	—	—	109	—	(109)	—
	321,614	199,077	81,041	5,582	(109)	607,205
Costs and Expenses:
Operating	208,050	171,506	53,786	4,129	(103)	437,368
Administrative and general	29,025	9,816	18,951	2,522	18,069	78,383
Depreciation and amortization	30,758	17,118	625	1,483	1,136	51,120
	267,833	198,440	73,362	8,134	19,102	566,871
Gains (Losses) on Asset Dispositions, Net	1,170	1,080	10	32	(33)	2,259
Operating Income (Loss)	54,951	1,717	7,689	(2,520)	(19,244)	42,593
Other Income (Expense):
Foreign currency losses, net	(150)	(1,461)	—	—	(52)	(1,663)
Other, net	(118)	—	(6)	—	10	(114)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	569	(4,174)	569	(412)	—	(3,448)
Segment Profit (Loss)	55,252	(3,918)	8,252	(2,932)
Other Income (Expense) not included in Segment Profit (Loss)						5,574
Less Equity Losses included in Segment Profit (Loss)						3,448
Income Before Taxes and Equity Losses						46,390

Capital Expenditures	866	15,408	47	1,030	—	17,351

As of September 30, 2019
Property and Equipment:
Historical cost	928,321	457,263	1,274	7,928	30,121	1,424,907
Accumulated depreciation	(370,679)	(210,629)	(1,106)	(1,951)	(23,362)	(607,727)
Net property and equipment	557,642	246,634	168	5,977	6,759	817,180
Operating Lease Right-of-Use Assets	115,840	33,059	3,442	—	1,123	153,464
Investments, at Equity, and Advances to 50% or Less Owned Companies	77,203	55,777	904	21,084	—	154,968
Inventories	2,056	2,729	193	246	—	5,224
Goodwill	1,852	2,310	28,506	—	—	32,668
Intangible Assets	7,969	7,870	6,045	—	—	21,884
Other current and long-term assets, excluding cash and near cash assets(1)	65,069	73,818	104,206	3,377	10,406	256,876
Segment Assets	827,631	422,197	143,464	30,684
Cash and near cash assets(1)						87,982
Total Assets						1,530,246
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

Recent Developments
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") a pandemic, which continues to spread throughout the United States and the world. The spread of COVID-19 has initially caused significant volatility in U.S. and international markets and has resulted in large scale business disruption. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and global economies.
The outbreak of COVID-19 has caused many governments to implement stay-at-home orders and quarantines and place significant restrictions on travel. Many of these governments have also implemented work restrictions that prohibit or limit non-essential businesses from conducting normal operations, which has required employees to work remotely if possible or be terminated or furloughed. Some restrictions were relaxed during the summer months but have begun to be re-implemented as a result of increasing infection rates throughout the world. The health and safety of the Company's employees and customers is and will continue to be its highest priority throughout the pandemic. The Company has implemented protective measures relating to its workforce including, but not limited to, health monitoring, personal protective equipment, and enhanced cleaning and sanitizing procedures among other measures recommended by various federal, state and local governments. The Company is considering implementing various temporary cost containment measures in addition to those it has already implemented, including returning leased-in equipment to their owners, idling certain owned equipment, eliminating overtime and deferring certain planned repair and maintenance projects.
The Company continues to maintain a strong balance sheet and expects to meet all of its near-term maturities, capital commitments and other liquidity needs. As of September 30, 2020, the Company's cash, cash equivalents, restricted cash, restricted cash equivalents and marketable securities totaled $106.7 million, and the Company had as if such date and continues to have the ability to borrow up to $225.0 million under undrawn credit facilities. The Company also expects to benefit from certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), most notably from being able to carryback net operating losses for up to five years resulting in income tax refunds of approximately $32 million once the refund requests are processed. The Company is continuing to monitor the impacts of the pandemic on its businesses, operations and financial condition, and in the future may consider implementing mitigation strategies to protect its long-term sustainability.
The COVID-19 pandemic is a dynamic and continuously evolving phenomenon and the ultimate effect on the Company's business in the future, is uncertain. If the pandemic worsens, additional restrictions are implemented, current restrictions are imposed for a longer period of time to contain the outbreak or restrictions that have been relaxed are re-implemented, the Company may experience a material adverse effect on its businesses, results of operations and financial condition. For additional information see Part II Item 1A “Risk Factors.”
Consolidated Results of Operations
The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and nine months ("Current Nine Months") ended September 30, 2020 compared with the three months (“Prior Year Quarter”) and nine months ("Prior Nine Months") ended September 30, 2019. See “Item 1. Financial Statements—Note 16. Segment Information” included in Part I of this Quarterly Report on Form 10-Q for consolidating segment tables for each period presented. Capitalized terms used and not specifically defined herein have the meaning given to those terms used in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Ocean Transportation & Logistics Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	$’000	%	$’000	%	$’000	%	$’000	%
Operating Revenues:
United States	74,571	84	81,995	80	231,319	82	262,655	82
Foreign	14,200	16	20,666	20	49,678	18	58,959	18
	88,771	100	102,661	100	280,997	100	321,614	100
Costs and Expenses:
Operating:
Personnel	22,580	25	23,857	23	67,317	24	70,768	22
Repairs and maintenance	4,766	6	4,717	5	17,464	6	16,937	5
Dry-docking	1,575	2	6,093	6	12,295	4	12,296	4
Insurance and loss reserves	2,236	3	2,383	2	5,910	2	6,226	2
Fuel, lubes and supplies	5,466	6	7,633	7	21,426	8	25,403	8
Leased-in equipment	11,729	13	10,693	11	34,042	12	33,819	11
Other	11,633	13	11,512	11	36,962	13	42,601	13
	59,985	68	66,888	65	195,416	69	208,050	65
Administrative and general	10,436	12	9,404	9	29,960	11	29,025	9
Depreciation and amortization	10,124	11	10,191	10	30,676	11	30,758	9
	80,545	91	86,483	84	256,052	91	267,833	83
Gains on Asset Dispositions, Net	191	—	804	1	313	—	1,170	—
Operating Income	8,417	9	16,982	17	25,258	9	54,951	17
Other Income (Expense):
Foreign currency gains (losses), net	213	—	(104)	—	218	—	(150)	—
Other, net	5	—	505	—	9	—	(118)	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	505	1	(242)	—	(2,278)	(1)	569	—
Segment Profit(1)	9,140	10	17,141	17	23,207	8	55,252	17
______________________
(1)Includes amounts attributable to both SEACOR and noncontrolling interests. See “Item 1. Financial Statements—Note 12. Noncontrolling Interests in Subsidiaries” included in Part I of this Quarterly Report on Form 10-Q.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	$’000	%	$’000	%	$’000	%	$’000	%
Operating Revenues:
Bulk Transportation Services:
Petroleum and chemical:
Time charter	20,856	23	24,549	24	56,966	20	80,705	25
Bareboat charter	10,261	12	7,075	7	30,562	11	21,475	6
Voyage charter	974	1	2,803	3	5,638	2	4,135	1
Dry bulk:
Contracts of affreightment	1,402	2	7,211	7	9,713	3	17,836	5
Voyage charter	7,982	9	2,173	2	16,247	6	6,115	2
Port & Infrastructure Services:
Tariff	13,837	16	18,915	18	52,312	19	60,877	19
Time charter	1,868	2	1,857	2	5,593	2	5,032	2
Bareboat charter	1,670	2	1,664	2	4,955	2	5,034	2
Logistics Services:
Time charter(1)	11,663	13	14,534	14	37,773	13	43,815	14
Voyage charter	7,139	8	6,994	7	21,408	8	27,472	9
Unit freight	10,158	11	13,919	13	36,967	13	46,230	14
Managed Services	961	1	967	1	2,863	1	2,888	1
	88,771	100	102,661	100	280,997	100	321,614	100
_______________________
(1)Includes MSP revenues of $4.1 million and $4.3 million for the three months ended September 30, 2020 and 2019, respectively, and $13.0 million and $12.0 million for the nine months ended September 30, 2020 and 2019, respectively.
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $13.9 million lower.
Operating revenues from bulk transportation were $2.3 million lower. Operating revenues from petroleum and chemical transportation were $2.3 million lower primarily due to a change in contract status from time charter to bareboat charter in December 2019 for one U.S.-flag petroleum and chemical carrier and lower spot market activity for Ocean Services' U.S.-flag articulated tug-barge. These reductions were partially offset by less out-of-service time for dry-docking and a higher time charter rate for one U.S.-flag petroleum and chemical carrier.
Operating revenues from port and infrastructure services were $5.1 million lower primarily due to lower activity levels in its port network due to both the COVID-19 pandemic and the impact of port closures as a consequence of hurricane and major storm activity along the U.S. Gulf Coast.
Operating revenues from logistics services were $6.5 million lower primarily due to out-of-service time for the regulatory dry-docking of one PCTC, and a decrease in unit freight shipping demand for containers and project cargoes in the Bahamas and Turks and Caicos as a consequence of mandated COVID-19 quarantines and the shutdown of non-essential commercial activity.
Operating Expenses. Operating expenses were $6.9 million lower primarily due to lower personnel and operating costs following the change in contract status from time charter to bareboat charter in December 2019 for one U.S.-flag petroleum and chemical carrier, lower regulatory dry-docking costs for U.S.-flag petroleum and chemical carriers and short-sea container/RORO vessels, and lower voyage costs for logistics services as a consequence of the decreased revenues discussed above. These decreases were partially offset by higher leased-in equipment expenses for the time charter-in of one U.S.-flag dry bulk carrier to complete a contractual obligation.
Administrative and General. Administrative and general expenses were $1.0 million higher primarily due to higher legal costs.

Gains on Asset Dispositions, Net. During the Current Year Quarter, Ocean Services sold other equipment for net proceeds of $0.2 million and gains of $0.2 million. During the Prior Year Quarter, Ocean Services recognized $0.8 million of previously deferred gains following the repayment of a note receivable related to the sale of one harbor tug.
Operating Income. Excluding gains on asset dispositions, net, operating income as a percentage of operating revenues was 9% in the Current Year Quarter compared with 16% in the Prior Year Quarter. The decrease was primarily due to lower operating revenues and higher leased-in equipment expenses, partially offset by lower dry-docking and voyage costs across the fleet, and lower operating expenses from a change in contract status for one U.S.-flag petroleum and chemical carrier.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. Ocean Services recognized equity in earnings of 50% or less owned companies, net of tax, of $0.5 million in the Current Year Quarter compared with equity in losses of 50% or less owned companies, net of tax, of $0.2 million in the Prior Year Quarter primarily due to higher earnings from Trailer Bridge associated with increased demand in the Puerto Rico liner trade and lower losses from the Ocean Services' rail ferry joint ventures.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Operating revenues were $40.6 million lower.
Operating revenues from bulk transportation were $11.1 million lower. Operating revenues from petroleum and chemical transportation were $13.1 million lower primarily due to a change in contract status from time charter to bareboat charter in December 2019 for one U.S.-flag petroleum and chemical carrier and a lower time charter rate for another U.S.-flag petroleum and chemical carrier. These decreases were partially offset by a higher time charter rate for one U.S.-flag petroleum and chemical carrier and less out-of-service time for dry-docking and repairs and maintenance for the U.S.-flag petroleum and chemical carrier fleet. Operating revenues from dry bulk transportation were $2.0 million higher primarily due to higher voyage charter activity.
Operating revenues from port and infrastructure services were $8.1 million lower primarily due to lower activity levels in its port network due to both the COVID-19 pandemic and the impact of port closures as a consequence of hurricane and major storm activity along the U.S. Gulf Coast.
Operating revenues from logistics services were $21.4 million lower primarily due to lower military and commercial cargo activity for PCTCs associated with the ongoing COVID-19 pandemic, out-of-service time for the regulatory dry-docking of one PCTC, and a decrease in unit freight shipping demand for containers and project cargoes in the Bahamas and Turks and Caicos as a consequence of COVID-19 quarantines and the shutdown of non-essential commercial activity.
Operating Expenses. Operating expenses were $12.6 million lower primarily due to lower personnel and operating costs following the change in contract status from time charter to bareboat charter in December 2019 for one U.S.-flag petroleum and chemical carrier and lower voyage costs for logistics services as a consequence of the decreased activities discussed above. These decreases were partially offset by higher leased-in equipment expenses for the time charter-in of one U.S.-flag dry bulk carrier to complete a contractual obligation.
Administrative and General. Administrative and general expenses were $0.9 million higher primarily due to higher legal costs.
Gains on Asset Dispositions, Net. During the Current Nine Months, Ocean Services sold other equipment for net proceeds of $0.4 million and gains of $0.3 million. During the Prior Nine Months, Ocean Services recognized $1.2 million of previously deferred gains following the repayment of notes receivable related to the sales of one harbor tug and real property.
Operating Income. Excluding gains on asset dispositions, net, operating income as a percentage of operating revenues was 9% in the Current Nine Months compared with 17% in the Prior Nine Months. The decrease was primarily due to lower operating revenues and higher leased-in equipment expenses, partially offset by lower overall voyage costs and lower operating expenses from a change in contract status for one U.S.-flag petroleum and chemical carrier.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. Ocean Services recognized equity in losses of 50% or less owned companies, net of tax, of $2.3 million in the Current Nine Months compared with equity in earnings of 50% or less owned companies, net of tax, of $0.6 million in the Prior Nine Months primarily due to losses from Trailer Bridge associated with decreased demand in the Puerto Rico liner trade due to the ongoing COVID-19 pandemic, partially offset by an increase in earnings from KSM and lower losses from Ocean Services' rail ferry joint ventures.

Fleet Count
The composition of Ocean Services’ fleet as of September 30 was as follows:

	Owned	Leased-in	Joint Ventured	Total
2020
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	7	2	—	9
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag(1)	17	7	—	24
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Specialty vessels - Foreign-flag(2)	—	—	2	2
Logistics Services:
PCTC(3) - U.S.-flag	—	4	—	4
Short-sea container/RORO(4) vessels - Foreign-flag	8	—	—	8
RORO(4) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	46	13	14	73
2019
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	7	2	—	9
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	19	5	—	24
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Specialty vessels - Foreign-flag(2)	—	—	2	2
Logistics Services:
PCTC(3) - U.S.-flag	—	4	—	4
Short-sea container/RORO(4) vessels - Foreign-flag	8	—	—	8
RORO(4) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	48	11	14	73
______________________
(1)Leased-in includes three U.S.-flag harbor tugs accounted for as "failed" sale-leasebacks. See "Item 1. Financial Statements — Note 7. Other Long-Term Financial Liabilities".
(2)One line handling and one crew transport vessel.
(3)Pure Car/Truck Carrier.
(4)Roll On/Roll Off.

Inland Transportation & Logistics Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	$’000	%	$’000	%	$’000	%	$’000	%
Operating Revenues:
United States	62,084	97	69,736	97	183,820	97	191,941	96
Foreign	1,985	3	2,284	3	5,073	3	7,136	4
	64,069	100	72,020	100	188,893	100	199,077	100
Costs and Expenses:
Operating:
Barge logistics	36,070	56	41,985	58	108,927	58	112,151	56
Personnel	5,559	9	4,990	7	15,515	8	13,767	7
Repairs and maintenance	1,313	2	1,921	3	4,200	2	4,759	2
Insurance and loss reserves	1,088	2	822	1	2,544	1	2,897	1
Fuel, lubes and supplies	1,582	2	1,724	2	4,509	2	5,408	3
Leased-in equipment	2,662	5	3,472	5	8,474	4	10,590	5
Other	3,429	5	4,530	6	10,120	6	12,838	7
Net barge pool earnings attributable to third parties	2,635	4	3,331	5	4,883	3	9,096	5
	54,338	85	62,775	87	159,172	84	171,506	86
Administrative and general	3,321	5	3,327	5	10,101	5	9,816	5
Depreciation and amortization	6,036	10	5,694	8	18,264	10	17,118	9
	63,695	100	71,796	100	187,537	99	198,440	100
Gains on Asset Dispositions, Net	427	1	330	1	8,827	4	1,080	1
Operating Income	801	1	554	1	10,183	5	1,717	1
Other Income:
Foreign currency losses, net	(439)	—	(1,729)	(2)	(3,264)	(1)	(1,461)	(1)
Other, net	1,939	3	—	—	1,936	1	—	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(1,141)	(2)	(1,084)	(2)	(5,218)	(3)	(4,174)	(2)
Segment Profit (Loss)(1)	1,160	2	(2,259)	(3)	3,637	2	(3,918)	(2)
______________________
(1)Includes amounts attributable to both SEACOR and noncontrolling interests.

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues by service line.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	$’000	%	$’000	%	$’000	%	$’000	%
Operating Revenues:
Bulk Transportation Services:
Dry-cargo barge pools(1)	44,350	69	52,762	73	128,952	68	142,705	72
International liquid tank barge operations	1,985	3	2,285	3	5,073	3	7,136	3
Boat, specialty barge and other operations	2,026	3	1,745	2	6,196	3	5,084	2
Port & Infrastructure Services:
Terminal operations	5,709	9	4,722	7	17,519	9	13,980	7
Fleeting operations	4,443	7	5,895	8	14,648	8	15,235	8
Machine shop and shipyard	938	1	670	1	2,968	2	1,924	1
Logistics Services	4,125	7	3,461	5	12,062	6	11,574	6
Managed Services	493	1	480	1	1,475	1	1,439	1
	64,069	100	72,020	100	188,893	100	199,077	100
______________________
(1)Operating revenues for the three months ended September 30, 2020 and 2019, includes $19.1 million and $22.8 million, respectively, attributable to third-party barge owners participating in dry-cargo barge pools managed by Inland Services. Operating revenues for the nine months ended September 30, 2020 and 2019, includes $54.3 million and $61.6 million, respectively, attributable to third-party barge owners participating in dry-cargo barge pools managed by Inland Services.
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $8.0 million lower.
Operating revenues from bulk transportation services were $8.4 million lower. Operating revenues from the dry-cargo barge pools were $8.4 million lower primarily due to lower freight rates resulting from an oversupply of barges and a delayed start to the harvest in the lower Mississippi River region. Operating revenues from international liquid tank barge operations were $0.3 million lower primarily due to a reduction in volumes moved as a consequence of lower fuel production in Colombia following a countrywide lockdown in response to the COVID-19 pandemic and low water conditions. These decreases were partially offset by a $0.3 million increase in operating revenues from boat, specialty barge and other operations primarily due to placing a new inland river towboat into service during the fourth quarter of 2019.
Operating revenues from port and infrastructure services were $0.2 million lower. Operating revenues from fleeting operations were $1.5 million lower primarily due to the closure of the Illinois River and lower demand for fleeting services from liquid tank barge owners as a result of decreased demand for crude oil. These decreases were partially offset by a $1.0 million increase in operating revenues from terminal operations primarily due to higher throughput volumes at Inland Services' liquid terminal.
Operating revenues from logistics services were $0.7 million higher primarily due to an increase in container movements.
Operating Expenses. Operating expenses were $8.4 million lower.
Barge logistics expenses were $5.9 million lower primarily due to a decrease in towing and switching costs that were impacted by restricted tow sizes and high water rates in the Prior Year Quarter. Personnel expenses were $0.6 million higher primarily due to placing two towboats into service in logistics services. Repairs and maintenance expenses were $0.6 million lower primarily due to fewer unscheduled repairs for harbor boats. Leased-in equipment expenses were $0.8 million lower primarily due to a reduction in bought-in freight and the return of a chartered-in towboat in logistics services. Other expenses were $1.1 million lower primarily due to a decrease in third-party stevedoring expenses in logistics services.
Depreciation and Amortization. Depreciation and amortization expenses were $0.3 million higher primarily due to placing three towboats and other equipment into service subsequent to the Prior Year Quarter.
Gains on Asset Dispositions, Net. During the Current Year Quarter, Inland Services sold other equipment for net proceeds $0.2 million and gains of $0.1 million. In addition, Inland Services recognized previously deferred gains of $0.3 million. During the Prior Year Quarter, Inland Services recognized previously deferred gains of $0.3 million.

Operating Income. Excluding gains on asset dispositions, net, operating income as a percentage of operating revenues was marginally higher in the Current Year Quarter than the Prior Year Quarter.
Foreign Currency Losses, Net. Foreign currency gains (losses), net in all periods were primarily due to movements in the exchange rate of the Colombian peso in relation to the U.S. dollar underlying certain of Inland Services' intercompany lease obligations.
Other, net. Other, net in the Current Year Quarter relates to the receipt of insurance proceeds from business interruption claims following the prolonged flooding during the second quarter of 2019.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. Equity in losses of 50% or less owned companies, net of tax, were $0.1 million higher. Equity earnings from SCF Bunge Marine were $0.3 million higher primarily due to placing an additional inland river towboat into service during the fourth quarter of 2019. Equity losses from SCFCo were $0.3 million higher primarily due to low water levels resulting in a reduced barge intake and increased transit times.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Operating revenues were $10.2 million lower.
Operating revenues from bulk transportation services were $14.7 million lower. Operating revenues from the dry-cargo barge pools were $13.8 million lower primarily due to lower freight rates resulting from an oversupply of barges and a delayed start to the harvest in the lower Mississippi River region. Operating revenues from international liquid tank barge operations were $2.1 million lower primarily due to a reduction in volumes moved as a consequence of lower fuel production in Colombia following a countrywide lockdown in response to the COVID-19 pandemic and low water conditions. These decreases were partially offset by a $1.1 million increase in operating revenues from boat, specialty barge and other operations primarily due to placing a new inland river towboat into service during the fourth quarter of 2019.
Operating revenues from port and infrastructure services were $4.0 million higher. Operating revenues from terminal operations were $3.5 million higher primarily due to the impact of prolonged flooding and the closure of the St. Louis harbor for 45 days that restricted activity during the second quarter of 2019. Operating revenues from machine shop and shipyard services were $1.0 million higher primarily due to an increase in third-party projects. These increases were partially offset by a $0.6 million reduction in operating revenues from fleeting operations primarily due to the closure of the Illinois River and lower demand for fleeting services from liquid tank barge owners as a result of decreased demand for crude oil.
Operating revenues from logistics services were $0.5 million higher primarily due to an increase in container movements.
Operating Expenses. Operating expenses were $12.3 million lower.
Barge logistics expenses were $3.2 million lower primarily due to a decrease in towing and switching costs that were impacted by restricted tow sizes and high water rates in the Prior Nine Months. Personnel expenses were $1.7 million higher primarily due to placing two towboats into service in logistics services subsequent to the Prior Nine Months and the impact of reduced activity levels in the Prior Nine Months as a consequence of the prolonged flooding during the second quarter of 2019. Repairs and maintenance expenses were $0.6 million lower primarily due to fewer unscheduled repairs for harbor boats. Fuel, lube and supplies expenses were $0.9 million lower primarily due to higher fuel usage in fleeting operations in the Prior Nine Months as a result of the prolonged flooding. Leased-in equipment expenses were $2.1 million lower primarily due to a reduction in bought-in freight and the return of a chartered-in towboat in logistics services. Other expenses were $2.7 million lower primarily due to a decrease in third-party stevedoring expenses in logistics services.
Administrative and General. Administrative and general expenses were $0.3 million higher primarily due to higher headcount.
Depreciation and Amortization. Depreciation and amortization expenses were $1.1 million higher primarily due to placing three towboats and other equipment into service subsequent to the Prior Nine Months.
Gains on Asset Dispositions, Net. During the Current Nine Months, Inland Services sold 39 dry-cargo barges and other equipment for net proceeds of $9.2 million and gains of $7.8 million. In addition, Inland Services recognized previously deferred gains of $1.0 million. During the Prior Nine Months, Inland Services sold other equipment for net proceeds of $0.1 million and gains of $0.1 million. In addition, Inland Services recognized previously deferred gains of $1.0 million.
Operating Income. Excluding gains on asset dispositions, net, operating income as a percentage of operating revenues was 1% in the Current Nine Months compared with 0% in the Prior Nine Months.
Foreign Currency Losses, Net. Foreign currency gains (losses), net in all periods were primarily due to movements in the exchange rate of the Colombian peso in relation to the U.S. dollar underlying certain of Inland Services' intercompany lease obligations.

Other, net. Other, net in the Current Nine Months relates to the receipt of insurance proceeds from business interruption claims following the prolonged flooding during the second quarter of 2019.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. Equity in losses of 50% or less owned companies, net of tax, were $1.0 million higher. Equity earnings from SCF Bunge Marine were $0.5 million higher primarily due to higher activity levels as a consequence of improved operating conditions and placing an additional inland river towboat into service during the fourth quarter of 2019. During the Prior Nine Months, prolonged flooding resulted in poor operating conditions, tow size restrictions and periodic river and harbor closures. Equity losses from Bunge-SCF Grain were $0.3 million lower primarily due to lower depreciation and interest expenses. Equity losses from SCFCo were $1.6 million higher primarily due to low water levels resulting in a reduced barge intake and increased transit times.
Fleet Count
The composition of Inland Services’ fleet as of September 30 was as follows:

	Owned	Leased-in	Joint Ventured	Pooled	Total
2020
Bulk Transportation Services:
Dry-cargo barges	562	50	258	452	1,322
Liquid tank barges	20	—	—	—	20
Specialty barges	5	—	—	—	5
Towboats:
4,000 hp - 6,600 hp	4	4	11	—	19
3,300 hp - 3,900 hp	1	—	2	—	3
Less than 3,300 hp	2	—	—	—	2
Port & Infrastructure Services:
Harbor boats:
1,100 hp - 2,000 hp	12	6	—	—	18
Less than 1,100 hp	6	—	—	—	6
Logistics Services:
Dry-cargo barges	10	—	—	25	35
Towboats:
Less than 3,300 hp	2	—	—	—	2
	624	60	271	477	1,432
2019
Bulk Transportation Services:
Dry-cargo barges	586	48	258	482	1,374
Liquid tank barges	20	—	—	—	20
Specialty barges	5	—	—	—	5
Towboats:
4,000 hp - 6,600 hp	3	4	11	—	18
3,300 hp - 3,900 hp	1	—	2	—	3
Less than 3,300 hp	2	—	—	—	2
Port & Infrastructure Services:
Harbor boats:
1,100 hp - 2,000 hp	12	6	—	—	18
Less than 1,100 hp	6	—	—	—	6
Logistics Services:
Dry-cargo barges	25	2	—	6	33
	660	60	271	488	1,479

Witt O'Brien's

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	$’000	%	$’000	%	$’000	%	$’000	%
Operating Revenues:
United States	18,899	92	22,640	93	60,904	95	78,458	97
Foreign	1,619	8	1,705	7	3,293	5	2,583	3
	20,518	100	24,345	100	64,197	100	81,041	100
Costs and Expenses:
Operating	12,793	62	16,323	67	41,588	65	53,786	67
Administrative and general	4,913	24	5,718	23	17,553	27	18,951	23
Depreciation and amortization	359	2	210	1	974	2	625	1
	18,065	88	22,251	91	60,115	94	73,362	91
Gains on Asset Dispositions	—	—	10	—	—	—	10	—
Operating Income	2,453	12	2,104	9	4,082	6	7,689	9
Other Income:
Foreign currency losses, net	(18)	—	—	—	(15)	—	—	—
Other, net	—	—	(1)	—	70	—	(6)	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	130	1	764	3	378	1	569	1
Segment Profit	2,565	13	2,867	12	4,515	7	8,252	10
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $3.8 million lower primarily due to the successful completion of major task orders related to long-term recovery programs in the U.S. Virgin Islands and the conclusion of disaster response work for multiple city and county governments, partially offset by new contracts in support of clients' COVID-19 pandemic responses.
Operating Expenses. Operating expenses were $3.5 million lower primarily due to the completion of major recovery program task orders.
Administrative and General. Administrative and general expenses were $0.8 million lower primarily due to lower accruals for gross receipts taxes in the U.S. Virgin Islands as a large portion of work was being performed off-island and lower travel and entertainment expenses as a consequence of the COVID-19 pandemic, partially offset by higher project labor costs.
Depreciation and Amortization. Depreciation and amortization expenses were $0.1 million higher primarily due to the amortization of intangible assets arising from a business acquisition during the first quarter of 2020.
Operating Income. Operating income as a percentage of operating revenues was 12% in the Current Year Quarter compared with 9% in the Prior Year Quarter primarily due to reduced administrative and general expenses partially offset by higher depreciation and amortization charges.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax, were lower due to a decline in operating results in Witt O'Brien's Brazilian joint venture.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Operating revenues were $16.8 million lower primarily due to the successful completion of major task orders related to long-term recovery programs in the U.S. Virgin Islands and the conclusion of disaster response work for multiple city and county governments, partially offset by new contracts in support of clients' COVID-19 pandemic responses.
Operating Expenses. Operating expenses were $12.2 million lower primarily due to the completion of major recovery program task orders.
Administrative and General. Administrative and general expenses were $1.4 million lower primarily due to lower reserves for bad debts, lower travel and entertainment expenses as a consequence of the COVID-19 pandemic and lower compensation costs and reduced headcount, partially offset by an accrual of $1.4 million in the first quarter following a change in the application of the gross receipts tax in the U.S. Virgin Islands primarily related to work completed in 2019 and 2018.

Depreciation and Amortization. Depreciation and amortization expenses were $0.3 million higher primarily due to the amortization of intangible assets arising from a business acquisition during the first quarter of 2020.
Operating Income. Operating income as a percentage of operating revenues was 6% in the Current Nine Months compared with 9% in the Prior Nine Months primarily due to reduced operating revenues, an accrual of $1.4 million in the first quarter following a change in the application of the gross receipts tax in the U.S. Virgin Islands and higher depreciation and amortization charges.
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax, were lower due to a decline in operating results in Witt O'Brien's Brazilian joint venture.
Other

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	$’000	%	$’000	%	$’000	%	$’000	%
Operating Revenues:
United States	2,069	100	1,635	100	6,266	100	5,582	100
Foreign	—	—	—	—	—	—	—	—
	2,069	100	1,635	100	6,266	100	5,582	100
Costs and Expenses:
Operating	1,442	70	1,404	86	4,631	74	4,129	74
Administrative and general	706	34	846	52	2,707	43	2,522	45
Depreciation and amortization	459	22	501	30	1,693	27	1,483	27
	2,607	126	2,751	168	9,031	144	8,134	146
Gains on Asset Dispositions	—	—	34	2	60	1	32	1
Operating Loss	(538)	(26)	(1,082)	(66)	(2,705)	(43)	(2,520)	(45)
Other Income:
Other, net(1)	1	—	—	—	1	—	—	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(596)	(29)	(56)	(4)	(1,759)	(28)	(412)	(8)
Segment Loss(1)	(1,133)	(55)	(1,138)	(70)	(4,463)	(71)	(2,932)	(53)
_____________________
(1)Includes amounts attributable to both SEACOR and noncontrolling interests.
Operating Activities. The operating activities of Other primarily consists of the business activities of Cleancor.
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $0.4 million higher primarily due to the sale of equipment from inventory and higher fuel sales related to a customer's fleet expansion.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. The Company’s 50% or less owned companies included in Other primarily consist of general aviation services businesses in Asia and an agricultural commodity trading and logistics business. The increase in equity losses was primarily due to losses from VA&E.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Operating revenues were $0.7 million higher primarily due to an increase in fuel sales to supply a pipeline interruption project, an onshore oil and gas exploration project and a customer's fleet expansion, and the sale of equipment from inventory.
Operating Expenses. Operating expenses were $0.5 million higher primarily due to an increase in the cost of sales associated with the increase in fuel sales volumes, and an increase in technical management and equipment rentals associated with the projects discussed above, partially offset by lower re-certification costs for certain equipment.
Depreciation and Amortization. Depreciation and amortization expenses were $0.2 million higher as a result of placing additional equipment into service partially offset by asset sales during the Current Nine Months.

Equity in Losses of 50% or Less Owned Companies, Net of Tax. The Company’s 50% or less owned companies included in Other primarily consist of general aviation services businesses in Asia and an agricultural commodity trading and logistics business. The increase in equity losses was primarily due to losses from VA&E.
Corporate and Eliminations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	$’000	$’000	$’000	$’000
Corporate Expenses	(5,535)	(6,021)	(17,547)	(19,254)
Eliminations	22	(18)	67	10
Operating Loss	(5,513)	(6,039)	(17,480)	(19,244)
Other Income (Expense):
Foreign currency gains (losses), net	41	(44)	19	(52)
Other, net	297	1	976	10
Corporate Expenses. Corporate expenses were $0.5 million lower in the Current Year Quarter compared with the Prior Year Quarter and were $1.7 million lower in the Current Nine Months compared with the Prior Nine Months. The reduction was primarily due to lower management bonus accruals.
Other, Net. During the second quarter, the Company reached an agreement with SEACOR Marine Holdings Inc. ("SEACOR Marine"), a consolidated subsidiary prior to its spin-off in 2017, to allow SEACOR Marine to carryback certain of its tax net operating losses ("NOLs") to tax years in which SEACOR Marine was part of the Company's consolidated tax group. The carrybacks are allowed as a result of the CARES Act. In exchange for allowing SEACOR Marine to carryback its NOLs, SEACOR Marine agreed to: deposit certain of the tax refunds into a controlled deposit account to cash collateralize certain guarantees the Company made on behalf of SEACOR Marine; prepay its sublease with the Company for office space; provide certain representations and warranties to the Company; and pay the Company a fee of $1.0 million. The Company recognized $0.3 million of the fee during the Current Year Quarter and $1.0 million during the Current Nine Months. As of September 30, 2020, the guarantees on behalf of SEACOR Marine totaled $10.4 million.
Other Income (Expense) not included in Segment Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	$’000	$’000	$’000	$’000
Interest income	1,425	2,198	4,544	5,983
Interest expense	(3,938)	(4,816)	(12,587)	(14,832)
Debt extinguishment gains (losses), net	(254)	(777)	1,348	(2,073)
Marketable security gains (losses), net	951	144	(567)	16,496
	(1,816)	(3,251)	(7,262)	5,574
Interest Income. Interest income was lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower interest rates. Interest income was lower in the Current Nine Months compared with the Prior Nine months primarily due to lower interest rates partially offset by higher interest income from third party notes receivable.
Interest Expense. Interest expense was lower in the Current Year Quarter compared with the Prior Year Quarter and lower in the Current Nine Months compared with the Prior Nine Months primarily due to the purchase and redemption of the Company's 3.0% Convertible Senior Notes.
Debt Extinguishment Gains (Losses), Net. Debt extinguishment losses of $0.3 million in the Current Year Quarter are the result of the redemption of the remaining $34.5 million in principal amount of the Company’s 3.0% Convertible Senior Notes. Debt extinguishment gains, net in the Current Nine Months includes gains of $1.9 million from the purchase of $12.9 million in principal amount of the Company's 2.5% Convertible Senior Notes for $10.9 million partially offset by losses of $0.6 million from the purchase of $15.6 million in principal amount of the Company's 3.0% Convertible Senior Notes for $15.4 million and the redemption of the remaining amount of the Company's 3.0% Convertible Senior Notes in the Current Nine Months. Debt extinguishment losses in the Prior Year Quarter and Prior Nine Months are the result of the purchase of $18.2 million and $55.4 million in principal amount, respectively, of the Company’s 3.0% Convertible Senior Notes for $18.1 million and $54.4 million, respectively.

Marketable Security Gains (Losses), Net. Marketable security gains (losses), net are related to marking-to-market the Company's security portfolio primarily consisting of investments in energy, marine, transportation and other related businesses. In the Prior Year Quarter and Prior Nine Months, the most significant position was in Dorian LPG Ltd, which the Company sold during 2019.
Income Taxes
During the nine months ended September 30, 2020, the Company’s effective income tax rate of (78.0)% was lower than the statutory rate primarily due to a benefit from a statutory change to the U.S. federal income tax code and income subject to tonnage tax, partially offset by subpart F income, non-deductible expenses, state taxes and foreign taxes not creditable against U.S. income taxes.
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
As of September 30, 2020, the Company's capital commitments by year of expected payment were as follows (in thousands):

	Remainder of 2020	2021	2022	Total
Ocean Services	$8,424	$36,657	$2,636	$47,717
Inland Services	6,585	849	—	7,434
Other	128	—	—	128
	$15,137	$37,506	$2,636	$55,279
As of September 30, 2020, the Company had outstanding debt of $248.9 million, net of discounts and issuance costs, and letters of credit totaling $1.1 million with various expiration dates through 2027. As of September 30, 2020, the Company was in compliance with the various financial covenants associated with its credit facilities. In addition, as of September 30, 2020, the Company guaranteed payments on behalf of SEACOR Marine totaling $10.4 million, under certain sale-leaseback transactions. The Company earns a fee from SEACOR Marine of 0.5% per annum on the amount of the obligations under these guarantees. These guarantees continue to be contingent obligations of the Company because the beneficiary of the guarantees did not release the Company from its obligations in connection with the spin-off of SEACOR Marine and decline as payments are made by SEACOR Marine on the underlying obligations. In exchange for allowing SEACOR Marine to carryback its NOLs to periods prior to the spin-off, as permitted under the CARES Act, SEACOR Marine agreed to deposit certain of the tax refunds it will receive into a controlled deposit account to cash collateralize these guarantee obligations.
As of September 30, 2020, the holders of the Company’s 2.5% Convertible Senior Notes ($51.6 million outstanding) and 3.25% Convertible Senior Notes ($117.8 million outstanding) may require the Company to repurchase the notes on December 19, 2022 and May 15, 2025, respectively. The Company’s long-term debt maturities, assuming the holders of the aforementioned convertible senior notes require the Company to repurchase the notes on those dates, are as follows (in thousands):

Remainder of 2020	$2,708
2021	10,857
2022	62,118
2023	10,368
2024	60,244
Years subsequent to 2024	123,537
$269,832

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 3.0% Convertible Senior Notes (which have been fully-extinguished), 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes, (collectively the “Securities”) through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of September 30, 2020, the Company’s remaining repurchase authority for the Securities was $102.2 million.
As of September 30, 2020, the Company held balances of cash, cash equivalents, restricted cash, restricted cash equivalents and marketable securities totaling $106.7 million. Additionally, the Company had $225.0 million available under its revolving credit facilities.
Summary of Cash Flows

	Nine Months Ended September 30,
	2020	2019
	$’000	$’000
Cash Flows provided by Operating Activities	68,690	95,255
Cash Flows used in Investing Activities	(12,444)	(13,890)
Cash Flows used in Financing Activities	(35,436)	(150,483)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(120)	(58)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	20,690	(69,176)
Operating Activities
Cash flows provided by operating activities decreased by $26.6 million in the Current Nine Months compared with the Prior Nine Months. The components of cash flows provided by operating activities during the Current Nine Months and Prior Nine Months were as follows:

	Nine Months Ended September 30,
	2020	2019
	$’000	$’000
Operating income before depreciation, amortization and gains on asset dispositions, net	62,758	91,454
Changes in operating assets and liabilities, excluding operating leases, before interest and income taxes	8,765	(40,840)
Purchases of marketable securities	(228)	(5,752)
Proceeds from sale of marketable securities	—	46,526
Dividends received from 50% or less owned companies	1,928	100
Interest paid, excluding capitalized interest(1)	(7,527)	(8,407)
Income taxes refunded (paid), net	(9,638)	1,460
Other	12,632	10,714
Total cash flows provided by operating activities	68,690	95,255
_____________________
(1)During the Current Nine Months and Prior Nine Months, interest paid and capitalized in property and equipment was $0.2 million and $0.1 million, respectively.
Operating income before depreciation, amortization and gains on asset dispositions, net was $28.7 million lower in the Current Nine Months compared with the Prior Nine Months. See “Consolidated Results of Operations” included herein for a discussion of the results of each of the Company’s business segments.
Proceeds from the sale of marketable securities in the Prior Nine Months was primarily due to the sale of all of the Company's investment in Dorian LPG Ltd.
Investing Activities
During the Current Nine Months, net cash used in investing activities was $12.4 million primarily as follows:
•Capital expenditures were $16.3 million primarily related to progress payments toward the construction of four U.S.-flag harbor tugs and the purchase of machinery and equipment.
•The Company sold 39 inland river dry-cargo barges and other equipment for net proceeds of $9.6 million.

•The Company made investments in and advances to 50% or less owned companies of $6.1 million including $4.4 million to RF Vessel Holdings, $1.2 million to VA&E and $0.5 million to Golfo de Mexico.
•The Company received $0.9 million from its 50% or less owned company VA&E.
•The Company acquired Helix Media Pte. Ltd., Navigate Response (Asia) Pte. Ltd., Navigate PR Ltd. and Navigate Response Limited (collectively "Navigate"). The purchase price consisted of $1.0 million in cash, net of cash acquired of $0.8 million, paid at the closing of the acquisition.
During the Prior Nine Months, net cash used in investing activities was $13.9 million primarily as follows:
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
Financing Activities
During the Current Nine Months, net cash used in financing activities was $35.4 million. The Company:
•purchased $15.6 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $15.4 million;
•redeemed the remaining $34.5 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $34.5 million;
•purchased $12.9 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $10.9 million;
•made scheduled repayments of $7.5 million under the SEA-Vista 2019 Credit Facility;
•made other scheduled repayments on long-term debt of $0.7 million;
•received proceeds of $33.7 million from the "failed" sale leaseback of three U.S.-flag harbor tugs;
•made payments on other long-term financial liabilities of $0.5 million;
•acquired 41,600 shares of Common Stock for treasury for an aggregate purchase price of $1.4 million;
•acquired 17,144 shares of Common Stock for treasury for an aggregate purchase price of $0.5 million from its employees to cover their tax withholding obligations related to the vesting of equity awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations for its Securities granted by SEACOR’s Board of Directors; and
•received $2.4 million from share award plans.
During the Prior Nine Months, net cash used in financing activities was $150.5 million. The Company:
•purchased $55.4 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $54.4 million of which $54.2 million was allocated to the debt and $0.1 million was allocated to the purchase of the conversion option embedded in the 3.0% Convertible Senior Notes;
•borrowed $25.0 million under the SEACOR Revolving Credit Facility and incurred issuance costs of $2.2 million;
•repaid $12.0 million under the SEA-Vista 2015 Credit Facility;
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
Short and Long-Term Liquidity Requirements
The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program and debt service requirements, the Company believes that a combination of cash balances on hand, cash generated from operating activities, availability under the Company's revolving credit facilities and access to the credit and capital markets will provide sufficient liquidity to meet its obligations. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to the credit and capital markets on acceptable terms. To date, the COVID-19 pandemic has not had a material impact on the Company's liquidity. Management will continue to closely monitor the Company’s liquidity and the credit and capital markets generally and more specifically as it relates to the COVID-19 pandemic.
Off-Balance Sheet Arrangements
For a discussion of the Company's off-balance sheet arrangements, refer to “Liquidity and Capital Resources” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. There has been no material change in the Company’s off-balance sheet arrangements during the Current Nine Months. As of September 30, 2020, the Company guaranteed payments on behalf of SEACOR Marine totaling $10.4 million, under certain sale-leaseback transactions. These guarantees will decline as payments are made on the underlying obligations.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The COVID-19 outbreak has and will likely continue to negatively affect the global economy and could have a material adverse effect on the Company's businesses, results of operations and financial condition. The Company's operations are susceptible to global events that could have an adverse effect on its businesses, results operations and financial condition, such as the COVID-19 pandemic. As of the date of this report, the coronavirus has spread throughout most of the world and has caused many governments to implement various types of stay-at-home orders, quarantines and significant restrictions on travel. Many of these governments have also implemented work restrictions that prohibit many employees from going to their customary work locations and which require these employees to work remotely if possible or not at all if working remotely is not possible. These restrictions have affected the Company's customers and may continue to affect its customers in the future, which may affect the demand for the Company's services.
While the COVID-19 pandemic has had an adverse effect on the Company's businesses, it is a dynamic and continuously evolving phenomenon and the ultimate severity of the outbreak and the resulting effect on the Company's businesses is uncertain at this time. If the pandemic worsens, additional restrictions are implemented to contain the outbreak or previous restrictions are re-implemented due to increases in infection rates, the Company may experience a material and adverse effect on its business, results of operation and financial condition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)    This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Securities that may Yet be Purchased under the Plans or Programs
July 1 – 31, 2020	—	$—	—	$102,157,511
August 1 –31, 2020	—	$—	—	$102,157,511
September 1 – 30, 2020	—	$—	—	$102,157,511

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).
______________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

DATE:	October 29, 2020	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	October 29, 2020	By:	/S/ BRUCE WEINS
Bruce Weins, Senior Vice President and Chief Financial Officer (Principal Financial Officer)