Form 10-K
period 2020-12-31
SEACOR HOLDINGS INC /NEW/
filed 2021-02-25
CIK 859598

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2020 was approximately $538,578,460 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of February 23, 2021 was 20,498,564.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

SEACOR HOLDINGS INC.
FORM 10-K
i

ii

FORWARD-LOOKING STATEMENTS
Certain statements discussed in Item 1. (Business), Item 1A. (Risk Factors), Item 3. (Legal Proceedings), Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 7A. (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Annual Report on Form 10-K, as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters and involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Certain of these risks, uncertainties and other important factors are discussed in Item 1A. (Risk Factors) and Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations). However, it should be understood that it is not possible to identify or predict all such risks and other factors that could affect these forward looking statements. These statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission, as well as other public statements made by the Company from time-to-time.
PART I
ITEM 1. BUSINESS
General
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries. “SEACOR” refers to SEACOR Holdings Inc., incorporated in 1989 in Delaware, without its subsidiaries. “Common Stock” refers to the common stock, par value $.01 per share, of SEACOR. The Company’s fiscal year ended on December 31, 2020.
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
Merger Agreement
On December 4, 2020, SEACOR entered into a definitive merger agreement (the “Merger Agreement”) with an affiliate of American Industrial Partners to acquire the Company in a take-private transaction. Pursuant to the terms of the Merger Agreement, which was entered into among Safari Parent, Inc. (“Parent”), Safari Merger Subsidiary, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), and SEACOR, on December 18, 2020, Merger Sub commenced a tender offer (the “Offer”) to acquire all (subject to limited exceptions) of the issued and outstanding shares of SEACOR’s common stock, par value $0.01 per share (“Common Stock”) at a price of $41.50 per share (the “Offer Price”). The obligation of Merger Sub to consummate the Offer is subject to the satisfaction or waiver of customary conditions, including that at least 66 2/3% of the total number of shares of SEACOR’s Common Stock outstanding at the expiration of the Offer have been validly tendered and not validly withdrawn prior to the expiration of the Offer (the “Minimum Tender Condition”). Under the terms of the Merger Agreement and assuming all conditions to the consummation of the Offer have been met, following the consummation of the Offer, Merger Sub will merge with and into SEACOR pursuant to Section 251(h) of the Delaware General Corporation Law, with SEACOR being the surviving corporation (the “Merger”).

The Offer was initially scheduled to expire one minute after 11:59 p.m., Eastern Time, on January 21, 2021. At the initial scheduled expiration time of the Offer, the Minimum Tender Condition was not satisfied. Under the terms of the Merger Agreement, if on or prior to any then-scheduled expiration date of the Offer any of the conditions to the Offer (including the Minimum Tender Condition) have not been satisfied or waived, Merger Sub is required to extend the Offer for additional periods of up to ten business days per extension to permit such condition to be satisfied, until the earlier of (i) the termination of the Merger Agreement in accordance with its terms or (ii) April 5, 2021 (the “End Date”). Since the initial expiration date of the Offer, Merger Sub has successively extended the expiration date on a number of occasions to allow additional time to meet the Minimum Tender Condition, but such condition has not yet been satisfied. The Offer was last extended to 5:00 p.m., Eastern Time, on February 26, 2021.
No assurance can be given that the Minimum Tender Condition or any other condition will be achieved or that the Merger Agreement will not be amended, in each case, prior to the End Date.
The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to this Annual Report on Form 10-K.
Spin-off
On June 1, 2017, the Company completed the spin-off of SEACOR Marine Holdings Inc. ("SEACOR Marine"), the company that operated SEACOR's Offshore Marine Services business segment, by means of a dividend of all of the issued and outstanding common stock of SEACOR Marine to SEACOR's shareholders (the "Spin-off").
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
•Inland Transportation & Logistics Services
•Witt O’Brien’s
•Other
Ocean Transportation & Logistics Services
Business
Ocean Transportation & Logistics Services (“Ocean Services”) owns and operates a diversified fleet of bulk transportation, port and infrastructure, and logistics assets, including U.S. coastwise eligible vessels and vessels trading internationally. Ocean Services owns and operates U.S.-flag petroleum and chemical carriers servicing the U.S. coastwise crude oil, petroleum products and chemical trades. Ocean Services’ dry bulk vessels operate in the U.S. coastwise trade. Ocean Services’ port and infrastructure services includes assisting deep-sea vessels docking in U.S. Gulf and East Coast ports, providing ocean towing services between U.S. ports, providing oil terminal support and bunkering operations in St. Eustatius and the Bahamas and providing vessel husbandry services to the U.S. military. Ocean Services’ logistics assets and services include U.S.-flag Pure Car/Truck Carriers (“PCTCs”) operating globally under the U.S. Maritime Security Program (“MSP”) and liner, short-sea, rail car and project cargo transportation and logistics solutions to and from ports in the Southeastern United States, the Caribbean (including Puerto Rico), the Bahamas and Mexico, as well as ‘door-to-door’ solutions for certain customers. Ocean Services also provides technical ship management services for third-party vessel owners. Ocean Services contributed 51%, 53% and 50% of the Company's consolidated operating revenues during the years ended December 31, 2020, 2019 and 2018, respectively.
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

	Owned	Leased-in	Joint Ventured	Total
2020
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	7	2	—	9
Bulk carriers - U.S.-flag	1	—	—	1
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	17	7	—	24
Harbor tugs - Foreign-flag	6	—	2	8
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Specialty vessels - Foreign-flag(1)	—	—	2	2
Logistics Services:
PCTC(2) - U.S.-flag	—	4	—	4
Short-sea container/RORO(3) vessels - Foreign-flag	8	—	—	8
RORO(3) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	44	13	14	71
2019
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	7	2	—	9
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	20	4	—	24
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Specialty vessels - Foreign-flag(1)	—	—	2	2
Logistics Services:
PCTC(2) - U.S.-flag	—	4	—	4
Short-sea container/RORO(3) vessels - Foreign-flag	8	—	—	8
RORO(3) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	49	10	14	73
2018
Bulk Transportation Services:
Petroleum and chemical carriers - U.S.-flag	7	3	—	10
Bulk carriers - U.S.-flag	2	—	—	2
Port & Infrastructure Services:
Harbor tugs - U.S.-flag	19	5	—	24
Harbor tugs - Foreign-flag	6	—	2	8
Offshore tugs - U.S.-flag	1	—	—	1
Ocean liquid tank barges - U.S.-flag	5	—	—	5
Ocean liquid tank barges - Foreign-flag	—	—	1	1
Logistics Services:
PCTC(2) - U.S.-flag	—	4	—	4
Short-sea container/RORO(3) vessels - Foreign-flag	9	—	—	9
RORO(3) & deck barges - U.S.-flag	—	—	7	7
Rail ferries - Foreign-flag	—	—	2	2
	49	12	12	73
______________________
(1)One line handling and one crew transport vessel.
(2)Pure Car/Truck Carrier.
(3)Roll On/Roll Off.

Bulk Transportation Services
Petroleum and Chemical Transportation. In the U.S. coastwise petroleum and chemical transportation trade, Ocean Services’ oceangoing vessels transport crude oil, petroleum products and chemicals primarily from production areas, refineries and storage facilities along the coast of the U.S. Gulf of Mexico to refineries, utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico and the U.S. Atlantic and Pacific coasts. Ocean Services operates a fleet of owned and leased-in U.S.-flag petroleum and chemical carriers servicing this trade, which as of December 31, 2020 included the following vessels:

Name of Vessel	Year of Build	Capacity in barrels	Tonnage in “dwt”(1)
Seabulk Challenge	1981	294,000	48,700
Seabulk Arctic	1998	340,000	46,000
Mississippi Voyager(2)	1998	340,000	46,000
Florida Voyager(2)(3)	1998	340,000	46,000
Brenton Reef	1999	341,000	45,000
Independence	2016	330,000	49,000
California Voyager(2)	2016	330,000	49,000
Sea-Power/Sea-Chem I(4)	2016	185,000	29,999
Texas Voyager(2)(3)	2017	330,000	49,000
______________________
(1)Deadweight tons or “dwt.”
(2)Operating under long-term bareboat charter with a customer.
(3)Leased-in vessel.
(4)Articulated tug-barge.
Dry Bulk Transportation. In the U.S. coastwise dry bulk transportation trade, Ocean Services’ U.S.-flag bulk carrier transports Agremax, coal, petroleum coke, finished fertilizer, phosphate rock and other bulk commodities within the U.S. Gulf of Mexico, U.S. East Coast ports and Puerto Rico. As of December 31, 2020, Ocean Services’ solely owned vessel servicing this trade included the following:

Name of Vessel	Year of Build	Tonnage in “dwt”(1)
Texas Enterprise	1981	37,000
______________________
(1)Deadweight tons or “dwt.”
Port & Infrastructure Services
Harbor tugs operate alongside oceangoing vessels to escort them to their berth, assist in docking and undocking, and escort them back out to sea. As of December 31, 2020, Ocean Services’ 24 U.S.-flag harbor tugs were operating in various ports including three in Port Canaveral, Florida, three in Port Everglades, Florida, one in the Port of Miami, Florida, four in Port Tampa, Florida, three in the Port of Mobile, Alabama, three in the Port of Lake Charles, Louisiana and seven in Port Arthur, Texas.
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
As of December 31, 2020, Ocean Services’ fleet of owned and leased-in equipment servicing the logistics trade included the following vessels:

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
(2)Car equivalent unit is a measure of the cargo carrying capacity of a PCTC.
(3)Deadweight tons or “dwt.”
(4)Leased-in vessel.
Managed Services
Ocean Services provides crew and technical ship management services to third-party ship owners and certain of its 50% or less owned companies. As of December 31, 2020, Ocean Services provided management services for ten vessels including one U.S.-flag petroleum carrier, two U.S.-flag heavy lift vessels, two foreign-flag rail ferries, four foreign-flag harbor tugs and one foreign-flag ocean liquid tank barge.
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
In 2020, one customer of Ocean Services (U.S. Federal Government) accounted for 10% of the Company's consolidated operating revenues. The ten largest customers of Ocean Services accounted for approximately 63% of its operating revenues in 2020. The loss of one or more of these customers could have a material adverse effect on Ocean Services’ results of operations.
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

Inland Transportation & Logistics Services
Business
Inland Transportation & Logistics Services (“Inland Services”) provides customer supply chain solutions with its domestic river transportation equipment, fleeting services and high-speed multi-modal terminal locations adjacent to and along the U.S. Inland Waterways, primarily in the St. Louis, Memphis, Baton Rouge and New Orleans areas. Inland Services operates under the SCF name. SCF’s barges are primarily used for moving agricultural and industrial commodities and containers on the U.S. Inland Waterways, including the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Internationally, Inland Services owns inland river liquid tank barges that operate on the Magdalena River in Colombia. These barges primarily transport petroleum products with the ability to move agricultural and industrial commodities and containers. Inland Services also has a 50% noncontrolling interest in dry-cargo barge operations on the Parana-Paraguay Waterway in Brazil, Bolivia, Paraguay, Argentina and Uruguay primarily transporting agricultural and industrial commodities, a 63% noncontrolling interest in towboat operations on the U.S. Inland Waterways and a 50% noncontrolling interest in grain terminals/elevators in the Midwest and/or along the U.S. Inland Waterways. Inland Services contributed 36%, 33% and 34% of the Company's consolidated operating revenues during the years ended December 31, 2020, 2019 and 2018, respectively.
For a discussion of risk and economic factors that may impact Inland Services’ financial position and its results of operations, see “Item 1A. Risk Factors” and “Inland Transportation & Logistics Services” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Equipment and Services
The following tables set forth the barges, towboats, harbor boats and launch support boats that comprise Inland Services’ fleet as of December 31 for the indicated years. “Owned” are majority owned and controlled by Inland Services. “Leased-in” may either be equipment contracted from leasing companies to which Inland Services may have sold such equipment or equipment chartered-in from others. “Joint Ventured” are owned by entities in which Inland Services does not have a controlling interest. “Pooled” are barges owned by and managed for third parties with operating revenues and voyage expenses pooled with barges of a similar age and type which are owned by Inland Services. Pool revenues and expenses are allocated to participants based upon the number of days their barges participate in the pool. For “Pooled” barges, each barge owner is responsible for the costs of insurance, maintenance and repair as well as for capital and financing costs of its own equipment in the pool and pays a daily management fee to Inland Services for their participation in the pool.

	Owned	Leased-in	Joint Ventured	Pooled	Total	Owned Fleet Average Age
2020
Bulk Transportation Services:
Dry-cargo barges	562	50	258	452	1,322	12
Liquid tank barges	20	—	—	—	20	17
Specialty barges	5	—	—	—	5	39
Towboats:
4,000 hp - 6,600 hp	4	4	11	—	19	4
3,300 hp - 3,900 hp	1	—	2	—	3	5
Less than 3,300 hp(1)	2	—	—	—	2	58
Port & Infrastructure Services:
Harbor boats:(1)
1,100 hp - 2,000 hp	14	6	—	—	20	40
Less than 1,100 hp	12	—	—	—	12	44
Launch support boats(1)	22	—	—	—	22	37
Logistics Services:
Dry-cargo barges	16	—	—	25	41	10
Towboats:
Less than 3,300 hp	2	—	—	—	2	7
	660	60	271	477	1,468
2019
Bulk Transportation Services:
Dry-cargo barges	591	50	258	473	1,372	11
Liquid tank barges	20	—	—	—	20	16
Specialty barges	5	—	—	—	5	38
Towboats:
4,000 hp - 6,600 hp	4	4	11	—	19	3
3,300 hp - 3,900 hp	1	—	2	—	3	4
Less than 3,300 hp(1)	2	—	—	—	2	57
Port & Infrastructure Services:
Harbor boats:(1)
1,100 hp - 2,000 hp	12	6	—	—	18	39
Less than 1,100 hp	6	—	—	—	6	45
Logistics Services:
Dry-cargo barges	20	—	—	15	35	16
Towboats:
Less than 3,300 hp	1	—	—	—	1	6
	662	60	271	488	1,481
2018
Bulk Transportation Services:
Dry-cargo barges	585	48	258	481	1,372	10
Liquid tank barges	20	—	—	—	20	15
Specialty barges	5	—	—	—	5	37
Towboats:
4,000 hp - 6,600 hp	3	4	11	—	18	2
3,300 hp - 3,900 hp	1	—	2	—	3	3
Less than 3,300 hp(1)	2	—	—	—	2	56
Port & Infrastructure Services:
Harbor boats:(1)
1,100 hp - 2,000 hp	12	6	—	—	18	38
Less than 1,100 hp	6	—	—	—	6	44
Logistics Services:
Dry-cargo barges	26	2	—	7	35	14
	660	60	271	488	1,479
______________________
(1)Towboats, harbor boats and launch support boats have been upgraded and maintained to meet or exceed current industry standards.

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
Fleeting. Inland Services owns and/or operates a series of fleeting locations, harbor boats and launch support boats from Davenport, Iowa through New Orleans, Louisiana. Inland Services’ fleeting services include fleeting barges, port services, minor repairs, barge cleaning, line haul boat assists, crewing/launch services and crane services.
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
Logistics Services
SEACOR America’s Marine Highway (“AMH”). Inland Services uses dedicated dry-cargo barges to move containers on the Mississippi River from St. Louis, Missouri and Memphis, Tennessee to Port Allen, and New Orleans, Louisiana. On this route, AMH transports empty containers in dry-cargo barges from Memphis to Baton Rouge, Louisiana. The containers are then trucked (drayed) to customers in Baton Rouge for loading. Loaded containers are then transported in dry-cargo barges from Baton Rouge to New Orleans, primarily for export. AMH also provides drayage services in Freeport, Texas for resin customers. Logistics services also provides local intermodal and maintenance services to its customers.
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

	2020	2019	2018
U.S. Inland Waterways
Bulk Transportation Services:
Dry-cargo barges	1,064	1,114	1,114
Specialty barges	5	5	5
Towboats:
4,000 hp – 6,600 hp	8	8	7
Port & Infrastructure Services:
Harbor boats:(1)
1,100 hp - 2,000 hp	20	18	18
Less than 1,100 hp	12	6	6
Launch support boats(1)	22	—	—
Logistics Services:
Dry-cargo barges	41	35	35
Towboats:
Less than 3,300 hp	2	1	—
	1,174	1,187	1,185
Magdalena River
Bulk Transportation Services:
Liquid tank barges	20	20	20
Towboats:
3,300 hp - 3,900 hp	1	1	1
Less than 3,300 hp(1)	2	2	2
	23	23	23
Parana-Paraguay Waterway
Bulk Transportation Services:
Dry-cargo barges	258	258	258
Towboats:
4,000 hp – 6,600 hp	11	11	11
3,300 hp - 3,900 hp	2	2	2
	271	271	271
	1,468	1,481	1,479
______________________
(1)Towboats, harbor boats and launch support boats have been upgraded and maintained to meet or exceed current industry standards.
U.S. Inland Waterways. Inland Services transports various commodities on the U.S. Inland Waterways in dry-cargo barges, primarily grain and grain by-products, fertilizer, steel products, containers and other dry bulk commodities. Grain cargoes primarily move south and originate in the major grain producing areas of the U.S. Industrial cargoes such as steel products (including steel coils), fertilizer and general cargo typically move north. Generally, Inland Services attempts to coordinate the logistical match-up of northbound and southbound movements of cargo to minimize repositioning costs and optimize barge usage. In addition to its barge and towboat activities, Inland Services owns and operates high-speed multi-modal terminal facilities for both dry and liquid commodities and barge fleeting locations in various areas of the U.S. Inland Waterway System.
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
In 2020, no single customer of Inland Services accounted for 10% or more of the Company's consolidated operating revenues. The ten largest customers of Inland Services accounted for approximately 63% of its operating revenues in 2020. The loss of one or more of its customers could have a material adverse effect on Inland Services’ results of operations.
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
Logistics Services. The primary competitors for logistics services are trucking companies and other logistics companies that transport shipping containers and provide drayage services. Location of facilities, road access and the proximity to the U.S. Inland Waterways are Inland Services' primary competitive advantages over other logistics providers.
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
•Response: on-site emergency management services that strengthen clients’ ability to manage a disaster, such as a pandemic (COVID-19), an oil spill, vessel incident or hurricane impact.
•Recovery: assisting qualifying clients to plan for, obtain and administer federal disaster recovery funds following major disasters.
•Mitigation: helping clients reduce the impact of future disasters on operations and communities and helping them rebuild stronger after disasters occur.
Witt O’Brien’s contributed 12%, 13% and 16% of the Company's consolidated operating revenues during the years ended December 31, 2020, 2019 and 2018, respectively.
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
In 2020, no single customer of Witt O'Brien's accounted for 10% or more of the Company's consolidated operating revenues. The ten largest customers of Witt O'Brien's accounted for approximately 73% of its operating revenues in 2020. The loss of one or more of its customers could have a material adverse effect on Witt O'Brien's results of operations.
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
Ocean Services and Inland Services are subject to regulation under the Jones Act and related U.S. cabotage laws, which restrict ownership and operation of vessels in the U.S. coastwise trade (defined as trade between points in the United States), including the transportation of cargo. Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the United States, registered under the U.S.-flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. Violation of the Jones Act could prohibit operation of vessels in the U.S. coastwise trade during the period of such non-compliance, result in material fines and subject the Company’s vessels to seizure and forfeiture. Although the Company believes repeal of the Jones Act to be unlikely in the near term due to recent proclamations by the President, any such action could materially harm the Company’s business. For more information on the Jones Act, including certain stock ownership limitations designed to facilitate our compliance with it, see “Risk Factors” in Item 1A of this report.
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
Certain of our commercial vessels are classed by an international classification society authorized by its country of registry and are subject to survey and inspection by shipping regulatory bodies. The international classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and SOLAS. All of Ocean Services’ vessels are subject to the periodic inspection, survey, dry-docking and maintenance requirements of the USCG, the American Bureau of Shipping (“ABS”), or other marine classification societies.
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
A wide range of domestic governmental agencies, including the USCG, the EPA, the U.S. Department of Transportation’s Office of Pipeline Safety, the Bureau of Ocean Energy Management, the Bureau of Safety and Environmental Enforcement, and certain individual states regulate vessels (and other structures) in accordance with the requirements of the Oil Pollution Act of 1990 (“OPA 90”) or under analogous state law. There is currently little uniformity among the regulations issued by these agencies and states, which increases the Company’s compliance costs and risk of non-compliance.
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
Environmental Compliance
The Company is subject to extensive federal, state, local and international environmental and safety laws, regulations and to comprehensive international conventions, including those related to the discharge of oil and pollutants into waters regulated thereunder. Violations of these laws may result in civil and criminal penalties, fines, injunctions or other sanctions, any of which could be material.
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
Under OPA 90, owners and operators of regulated facilities and owners and operators or bareboat charterers of vessels are “responsible parties” and may be jointly, severally and strictly liable for removal costs and damages arising from facility and vessel oil spills or threatened spills up to certain limits of liability as discussed further below. Damages are defined broadly to include: (i) injury to natural resources and the costs of remediation thereof; (ii) injury to, or economic losses resulting from the destruction of, real and personal property; (iii) net loss by various governmental bodies of taxes, royalties, rents, fees or profits; (iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire or other hazards or taking additional safety precautions; and (vi) loss of subsistence use of available natural resources.
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
In late 2018, the U.S. Congress passed the Vessel Incidental Discharge Act (“VIDA”), which establishes a new framework for the regulation of vessel incident discharges. In October of 2020, the EPA published proposed performance standards for vessel incidental discharges, and the EPA is expected to publish final standards in 2021. VIDA requires the EPA to develop performance standards for those discharges within two years of enactment and requires the USCG to develop implementation, compliance, and enforcement regulations within two years of the EPA’s promulgation of standards. VIDA extends the 2013 VGP’s provisions, leaving them in effect until new regulations are final and enforceable. Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the 2013 VGP, including submission of annual reports. The Company can provide no assurance when the new regulations and performance standards will be issued, nor can it predict what additional costs it may incur to comply with any such new regulations and performance standards.
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
The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001 was adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea, and in the EEZs, of the countries that are party to it. Although the United States has not ratified this convention, U.S.-flag vessels operating internationally would be subject to it if they sail within the territorial waters of those countries that have implemented its provisions. The Company believes that its vessels comply with these requirements.
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
The U.S. Endangered Species Act, related regulations and comparable state laws protect species threatened with possible extinction. Protection may include restrictions on the speed of vessels in certain ocean waters and may require the Company to change the routes of the Company’s vessels during particular periods or incur additional operating expenses.
The Clean Air Act (as amended, the “CAA”) requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. The CAA also requires states to submit State Implementation Plans (“SIPs”), which are designed to attain national health-based air quality standards throughout the United States, including major metropolitan or industrial areas. Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. The EPA and some states have each proposed more stringent regulations of air emissions from propulsion and auxiliary engines on oceangoing vessels.
MARPOL also addresses air emissions, including emissions of sulfur and nitrous oxide (“NOx”), from vessels, including a requirement to use low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. As of January 1, 2020, vessels worldwide are required to use fuel with a sulfur content no greater than 0.5%, which is a reduction from the prior sulfur limit of 3.5%. As a result of this reduction, fuel costs for vessel operators could rise dramatically as fuel supply options are constrained, which could adversely affect the Company’s profitability or its results of operations. MARPOL also imposes NOx emissions standards on installed marine diesel engines of over 130 kW output power other than those used solely for emergency purposes irrespective of the tonnage of the vessel into which such an engine is installed. The actual NOx limit is determined by a variety of factors, including the vessel’s construction date, the rated speed of the vessel’s engine, and the area in which the vessel is operating.
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

The Company’s operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject in the United States to the requirements of the Resource Conservation and Recovery Act (“RCRA”) or comparable state, local or foreign requirements. From time to time, the Company arranges for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. The EPA has a longstanding policy that RCRA only applies after wastes are “purposely removed” from a vessel. As a general matter, with certain exceptions, vessel owners and operators are required to determine if their wastes are hazardous, obtain a generator identification number, comply with certain standards for the proper management of hazardous wastes, and use hazardous waste manifests for shipments to disposal facilities. Moreover, vessel owners and operators may be subject to more stringent state hazardous waste requirements. If such materials are improperly disposed of by third parties with which the Company contracts, the Company could potentially still be held liable for cleanup costs under applicable laws.
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
Various international conventions and federal, state and local laws and regulations have been considered or implemented to address the environmental effects of emissions of greenhouse gases, such as carbon dioxide and methane. The U.S. Congress has considered, but not adopted, legislation designed to reduce emission of greenhouse gases. At United Nations climate change conferences over the past few decades, various countries have agreed to specific international accords or protocols to establish limitations on greenhouse gas emissions. In 2015, various countries adopted the Paris Agreement, which seeks to reduce greenhouse gas emissions in an effort to slow global warming. While the U.S. signed the Paris Agreement in 2016, it formally withdrew from the agreement in 2020. In January 2021, the President issued an executive order announcing that the U.S. will be rejoining the Paris Agreement. The Paris Agreement does not specifically mention shipping.
The IMO has announced its intention to develop limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits. The first step toward this goal occurred in October 2016, when the IMO adopted a system for collecting data on ships’ fuel-oil consumption, which will be mandatory and apply globally. In 2020, the IMO proposed amendments to MARPOL that would require vessels to combine a technical and an operation approach to reduce their carbon intensity. The measures are aimed at reducing carbon intensity of international shipping by 40% by 2030, compared to 2008.
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
Any future adoption of climate control treaties, legislation or other regulatory measures by the United Nations, IMO, United States, the European Union or other countries where the Company operates that restrict emissions of greenhouse gases could result in financial and operational impacts on the Company’s business (including potential capital expenditures to reduce such emissions) that the Company cannot predict with certainty at this time. In addition, there may be significant physical effects of climate change from such emissions that have the potential to negatively impact the Company’s customers, personnel, and physical assets any of which could adversely impact cargo levels, the demand for Company’s services or the Company’s ability to recruit personnel.
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
To implement certain portions of the the U.S. Maritime Transportation Security Act of 2002 (“MTSA”) in July 2003 the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, the IMO adopted amendments to SOLAS, known as the International Ship and Port Facility Security Code (the “ISPS Code”), creating a new chapter dealing specifically with maritime security. The chapter imposes various detailed security obligations on vessels and port authorities. Among the various requirements under MTSA and/or the ISPS Code are:
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
In response to these security programs and applicable regulations, the Company has implemented security plans and procedures for each of its U.S.-flag vessels, its terminal operation in Sauget, Illinois and its Port Dania facility in Dania Beach, Florida.
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

Employees and Human Capital Management
As of December 31, 2020, the Company employed 2,195 individuals. In the United States, a total of 811 employees in Ocean Services and Inland Services are unionized under collective bargaining agreements that expire at varying times through August 31, 2022.
Management considers relations with its employees to be satisfactory.
The Company’s health and safety programs are designed to address applicable regulations as well as the specific hazards and work environments of each of our vessels and shore-based facilities. The Company regularly conducts safety reviews at each of its locations to ensure compliance with applicable regulations and all policies and procedures. In addition, the Company utilizes metrics to assess the performance of its health and safety policies and procedures.
Since the onset of the COVID-19 pandemic, the health and safety of the Company’s employees has been its highest priority. The Company immediately implemented several changes to enhance COVID-19 safety and mitigate related health risks in its work environment. For the Company’s non-vessel locations and operations, these included additional contactless hand sanitizing stations, protective equipment, social distancing guidelines, and increased cleaning and sanitization. For the Company's vessel operations, these included personal protective equipment to all crew members, electronic approval system for any visitors/vendors boarding its vessels, and depending upon vessel type and location, either pre-boarding COVID-19 screening questionnaires, pre-boarding COVID-19 testing or sanitization and cleaning between crew changes.
To retain our employees we offer competitive pay and comprehensive benefit programs including medical, dental and vision care, life and disability insurance coverage as well as a defined contribution plan with a company match.

ITEM 1A. RISK FACTORS
Summary of Risk Factors
The Company’s results of operations, financial condition and cash flows may be adversely affected by numerous risks. Material risks that the Company is aware of are summarized and described in more detail below, but there could be risks of which the Company is not aware or risks that could be material that are not identified as such at this time. Carefully consider the risks summarized and described in detail below, as well as the other information that has been provided in this Annual Report on Form 10-K. Additional risks and circumstances, not presently known to management, or perceived as a threat, may exist or materialize and could also impair the Company’s business operations. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:
Risks Related to Our Business
•the COVID-19 outbreak and its impact on the global economy;
•construction of refined petroleum product, natural gas or crude oil pipelines;
•declining demand for our products or changes in existing methods of delivery;
•loss of customers or marketing agreements;
•increase in the supply of vessels, barges or equipment the Company operates could have an adverse impact on the rates earned by the Company’s vessels, barges and equipment;
•inability to renew or replace expiring customer contracts;
•the lease from third parties of certain vessels the Company operates;
•exposure to liability from hazards customary for the operation of vessels;
•failure to successfully complete construction or conversion of the Company’s vessels, repairs, maintenance or routine dry-dockings on schedule and on budget;
•unexpected dry-dock costs for the Company’s vessels;
•the aging infrastructure on the U.S. Inland Waterways may lead to increased costs and disruptions in Inland Services’ operations;
Risks Related to the Merger Agreement
•the announcement and pendency of our acquisition pursuant to the Merger Agreement;
•delay or disruption to the proposed acquisition due to failure to satisfy various conditions;
•failure to complete the tender offer and the merger;
•litigation connected to the Merger Agreement;
•restrictions on business operations imposed by the Merger Agreement prior to closing;
•the Merger Agreement contains provisions that could discourage a third party from acquiring us prior to the completion of the tender offer and the merger;
•if the tender offer and the merger are completed, our current stockholders will forego any future increase in our value;
•our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally;
Risks Related to Our Financial Results, Finances and Capital Structure
•risks associated with the Company’s debt structure;
•exposure to risks based on hedging activities;
•the potentially limited ability to access capital markets;
•certain foreign currency, interest rate, fixed-income, equity and commodity price risks;
•maintaining the Company’s current fleet size and configuration and acquiring vessels required for additional future growth;
•risks related to internal control over financial reporting;

•Increased security and inspection procedures and tighter import and export controls could increase costs and disrupt the Company’s business;
•risks related to Inland Services;
Risks Related to Our Common Stock
•adverse affect on the liquidity of the Company’s Common Stock that may occur due to the restrictions in the Company’s Certificate of Incorporation and By-Laws;
•if non-U.S. citizens own more than 22.5% of SEACOR’s Common Stock, the Company may not have the funds or the ability to redeem any excess shares and it could be forced to suspend its operations in the U.S. coastwise trade;
•adverse affect on the market price of the Company’s Common Stock that may occur due to significant exercises of stock options or conversion of convertible debt;
Risks Related to Legal, Tax and Regulatory Matters
•changes in U.S. policies governing foreign trade, international travel, immigration, manufacturing and foreign investment;
•the potential for adverse results of legal proceedings;
•risks associated with international operations;
•the Company and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities if there is a determination that the Spin-off was taxable for U.S. federal income tax purposes;
•potential liability in connection with the Company’s provision of spill response services, as well as its obligations relating to the Deepwater Horizon incident;
•repeal, Amendment, Suspension or Non-Enforcement of the Jones Act would result in additional competition for Ocean Services and Inland Services;
•the Company’s potential inability to sell off its business due to restrictions on non-U.S. citizen ownership of the its vessels;
•compliance with complex laws and regulations, including environmental laws and regulations.
Risks Related to Our Business
The COVID-19 outbreak has and will likely continue to negatively affect the global economy and could have a material adverse effect on the Company's businesses, results of operations and financial condition. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic, and the responses of governments worldwide to COVID-19, are having a negative impact on regional, national and global economies and reducing international trade and business activity. The pandemic has caused many governments throughout the world to implement stay-at-home orders, quarantines, significant restrictions on travel and other social distancing measures including restrictions that prohibit many employees from commuting to their customary work locations. Many of these restrictions have remained in place for months and in light of recent increases in infections rates, as well as the emergence of more contagious strains of the virus, may continue in one fashion or another for the foreseeable future. The impact of the COVID-19 pandemic may impact our business in a variety of ways, including, but not limited to:
•Our ability to operate, as well as our partners' and/or customers' ability to operate in affected areas, has been and may continue to be hindered, which may cause our business and operating results to decline.
•Customers may have difficulty meeting their payment obligations to us.
•A significant outbreak out one or more facilities utilized by us to perform maintenance on our vessels could delay both scheduled and unscheduled repair and maintenance activities.
•To the extent a number of our employees, including our executive officers, are impacted in significant numbers by the virus and are not available to work, our business and operating results may be negatively impacted.
•The extent of the impact of the COVID-19 pandemic on our business, financial performance and liquidity, will depend on future developments, including the duration and severity of the pandemic, as well the timing of the global availability of vaccines and other therapeutic measures, none of which can be predicted.
Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Furthermore, our business could be adversely affected in the future by the effects of other health epidemics and the widespread outbreak of different contagious diseases other than COVID-19.

Although the COVID-19 pandemic has not to date had a material effect on the Company's businesses or the Company’s liquidity, it is a dynamic and continuously evolving phenomenon and the ultimate severity of the outbreak is uncertain at this time. If the pandemic worsens or additional restrictions are implemented to contain the outbreak, the Company may experience a material and adverse effect on its business, results of operations and financial condition.
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
Revenues from Ocean Services could be adversely affected by a decline in demand for domestic refined petroleum products, crude oil or chemical products, or a change in existing methods of delivery or consumption. A reduction in domestic consumption of refined petroleum products, crude oil or chemical products, whether as a result of a general economic slow-down, a dynamic global event such as the COVID-19 pandemic, or the availability of other sources of energy, or the widespread adoption of alternatives to engines that utilize oil and oil derivatives such as electronic engines for cars, trucks and other vehicles, as well as the development of alternative methods of delivery of such products, or an increase in domestic sources of such products or in refining capacity, could reduce demand for the Company’s services.
Ocean Services, Inland Services and Witt O’Brien’s rely on several customers and marketing agreements for a significant share of their revenues, the loss of any of which could adversely affect each of their businesses and operating results. As of December 31, 2020, one Ocean Services customer accounted for 10% of the Company’s consolidated operating revenues. While no other business had a single customer account for more than 10% of the Company's consolidated operating revenues, each do have customers that are significant to their results and the portion of Ocean Services, Inland Services and Witt O’Brien’s revenues attributable to any single customer may change over time, depending on the level of relevant activity by any such customer, the segment’s ability to meet the customer’s needs and other factors, many of which are beyond the Company’s control. The loss by any segment of business from a significant customer could have a material adverse effect on such segment’s or the Company’s business, financial condition, results of operations and cash flows. Further, to the extent any of the Company’s customers experience an extended period of operating difficulty, the Company’s revenues, results of operations and cash flows could be materially adversely effected.
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
The Company may not be able to renew or replace expiring contracts for its vessels. The Company’s ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, for the use of its vessels will depend on various factors, including market conditions and the specific needs of the Company’s customers. Given the highly competitive and historically cyclical nature of the Company’s industry, the Company may not be able to renew or replace the contracts or may be required to renew or replace expiring contracts or obtain new contracts at rates that are below, and potentially substantially below, existing rates, or that have terms that are less favorable to the Company than its existing contracts. In addition, price competition tends to increase in distressed economic environments. Further, newer, more technologically advanced vessels may be more desirable, and the presence of those vessels in our fleets and those of our competitors may decrease the demand for other vessels in our fleet and decrease the resale value of those other vessels. This could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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
The Company is subject to hazards customary for the operation of vessels that could disrupt operations and expose the Company to liability. The operation of petroleum and chemical carriers, short-sea container, Roll On/Roll Off vessels, Pure Car/Truck Carriers, bulk carriers, towboats, tugs and barges is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure and collision. For instance, the Company’s operations in the U.S. Gulf of Mexico, Atlantic Ocean and Caribbean Sea may be adversely affected by weather, including severe hurricanes and tropical storms, which have adversely affected the Company in the past. Tropical storms and hurricanes may limit the Company’s ability to operate its vessels in the proximity of storms, reduce development and production activity, result in the Company incurring additional expenses to secure equipment and facilities or require the Company to evacuate its vessels, personnel and equipment out of the path of a storm. Additional risks to vessels include adverse sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company’s personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages, including loss of revenues from or termination of charter contracts, higher insurance rates or loss of insurance, increased operating costs, increased governmental regulation and reporting and damage to the Company’s reputation and customer relationships. Any such events would likely result in negative publicity for the Company and adversely affect its safety record, which would likely affect demand for the Company’s services. In addition, the affected vessels could be removed from service and would then not be available to generate revenues.
The failure to successfully complete construction or conversion of the Company’s vessels, repairs, maintenance or routine dry-dockings on schedule and on budget could adversely affect the Company’s financial position, results of operations and cash flows. From time to time, the Company may have a number of vessels under conversion and may plan to construct or convert other vessels in response to current and future market conditions. The Company also routinely engages shipyards to dry-dock vessels for regulatory compliance and to provide repair and maintenance services. Construction and conversion projects and dry-dockings are subject to risks of delay and cost overruns, resulting from shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals, and shortages of materials or skilled labor and, potentially, the outbreak of communicable diseases at the yards, such as COVID-19. A significant delay in either construction or dry-dockings could have a material adverse effect on contract commitments and revenues with respect to vessels under construction, conversion or undergoing dry-dockings. Significant cost overruns or delays for vessels under construction, conversion or retrofit could also adversely affect the Company’s financial position, results of operations and cash flows.
The Company may face unexpected dry-dock costs for its vessels. Vessels must be dry-docked periodically for inspection and maintenance, and in the event of accidents or other unforeseen damage. The cost of repairs and renewals required at each dry-dock are difficult to predict with certainty, can be substantial and the Company's insurance may not cover these costs. Vessels in dry-dock will generally not generate any income. Large dry-docking expenses could adversely affect the Company’s results of operations and cash flows. In addition, the time when a vessel is out of service for maintenance is determined by a number of factors including regulatory deadlines, market conditions, shipyard availability and customer requirements. Large dry-docking expenses and longer than anticipated off-hire time could adversely affect the Company’s business, financial condition, results of operations and cash flows.
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
Inland Services’ results of operations could be adversely affected by the decline in U.S. grain exports. Inland Services’ business is significantly affected by the volume of grain exports handled through ports in the U.S. Gulf of Mexico. Grain exports can vary due to a number of factors including crop harvest yield levels in the United States and abroad, the demand for grain in the United States and international trade wars. A shortage of available grain overseas can increase demand for U.S. grain. Conversely, an abundance of grain overseas, or international tariffs on U.S. grain, can decrease demand for U.S. grain. For example, the deteriorating trade relationship between the U.S. and China has caused decreased demand for U.S. grain overseas. A decline in exports could result in excess barge capacity, which would likely lower freight rates earned by Inland Services and, in turn, Inland Services’ results of operations.
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
Risks Related to the Merger Agreement
The announcement and pendency of our acquisition by Parent pursuant to the Merger Agreement could have an adverse effect on our business, financial conditions and operations. The announcement and pendency of the proposed acquisition could negatively affect the Company’s financial performance, operating results, share price, and the Company’s relationship with customers, suppliers, other business partners, management and employees.
The proposed acquisition by Parent is subject to satisfying various conditions that may delay or prevent the completion of the acquisition. The completion of the tender offer and the merger are subject to a number of conditions, including (i) that the number of SEACOR common stock validly tendered and “received” (as defined in Section 251(h)(6) of the Delaware General Corporation Law), and not validly withdrawn, prior to the expiration of the tender offer, together with the number of common stock then-owned by Parent or its affiliates represent one more share than 66 and 2/3% of the total number of common stock shares outstanding at the expiration of the tender offer, (ii) the accuracy, subject to various standards, of the Company’s representations and warranties contained in the Merger Agreement and (iii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). Even though we and the other parties to the Merger Agreement are required to use reasonable best efforts to satisfy these conditions, we can give no assurance that all such conditions will be satisfied. For instance, upon the initial expiration of the tender offer, less than the required number of shares were tendered and Parent extended the offer as required by the Merger Agreement. No assurance can be given that the extension of the deadline will, either in isolation or with other amendments to the terms of the merger, be sufficient to cause the requisite number of shares to be tendered.
Failure to complete the tender offer and the merger could negatively affect our operating results, prospects and financial condition. We cannot assure that the tender offer and the merger will be completed. If the tender offer and the merger are not completed, we will be subject to several risks. The failure to close may impair the Company’s ability to attract, retain and motivate key personnel, and could cause partners and others to seek to change existing business relationships with the Company. Further, we have incurred and will incur significant costs in connection with the tender offer and the merger, including the diversion of management resources, for which we will have received little or no benefit if the tender offer and the merger are not consummated. In addition, the Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances (which do not include failure to complete the tender offer), we may be obligated to pay Parent a termination fee of $29,000,000.
Litigation connected to the Merger Agreement may result in significant costs of defense, indemnification, and liability. In connection with the Merger Agreement, purported stockholders of the Company have filed three complaints against the Company, alleging violations of Sections 14(d), 14(e) and 20(a) of the Exchange Act. These complaints seek, among other things, (i) injunctive relief to prevent the consummation of the merger, (ii) a rescission of the merger if the merger closes or (iii) in the alternative, an award of rescissory damages. While the outcome of these lawsuits cannot be predicted with certainty, the Company believes they are without merit. However, regardless of the outcome of these complaints or any other future litigation which may arise related to the Merger Agreement and the transactions it contemplates, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. More information regarding the three existing complaints is set forth in further detail in Amendment No. 2 and Amendment No. 3 to the Schedule 14D-9 filed by the Company with the SEC on December 29, 2020 and January 11, 2021, respectively.
The Merger Agreement imposes restrictions on the operation of our business prior to closing, which could adversely affect our business. Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, which may adversely affect the Company’s businesses, including by delaying or preventing the Company from pursuing non-ordinary course opportunities that may arise or precluding actions that may be advisable if the Company were to remain an independent public company.
The Merger Agreement contains provisions that could discourage a third party from acquiring us prior to the completion of the tender offer and the merger. The Merger Agreement contains provisions that restrict our ability to solicit a third-party proposal for an acquisition of the Company. These provisions include the general prohibition on our soliciting or initiating discussions with third parties regarding any alternative acquisition proposal, and the requirement that we pay a termination fee of $29,000,000 to Parent if the Merger Agreement is terminated under specified circumstances. These provisions might discourage an otherwise-interested third party from proposing an acquisition of the Company. Furthermore, even if a third party elects to propose an acquisition, the prospect of a termination fee may result in that third party’s offering a lower value to our stockholders than such third party might otherwise have offered.
If the tender offer and the merger are completed, our current stockholders will forego any future increase in our value. Our stockholders will be prevented from participating in our potential future earnings and growth or benefit from any potential future increase in our value following the tender offer and the merger contemplated by the Merger Agreement.
Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally. Our executive officers and directors may have interests in the tender offer and merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock and stock options, the acceleration of stock options upon consummation of the transactions and other interests. Such interests of our directors and executive officers are set forth in further detail in the Schedule 14D-9 filed by the Company with the SEC on December 18, 2020.
Risks Related to Our Finances and Capital Structure
There are risks associated with the Company’s debt structure. As of December 31, 2020, the Company had $277.0 million of consolidated indebtedness. The Company’s ability to meet its debt service obligations, comply with its financial and restrictive covenants under its debt instruments and refinance its indebtedness is dependent upon its ability to generate cash in the future from operations, financings or asset sales, and its ability to access the capital markets, each of which are subject to general economic conditions, industry cycles, seasonality and financial, business and other factors, many of which are beyond its control. The Company’s debt levels and the terms of its indebtedness may limit its liquidity and flexibility in obtaining additional financing and pursuing other business opportunities. If the Company is unable to repay or refinance its debt as it becomes due, it may be forced to sell assets or take other disadvantageous actions, including undertaking alternative financing plans, which may have onerous terms or may be unavailable, reducing financing in the future for working capital, capital expenditures and general corporate purposes or dedicating an unsustainable level of its cash flow from operations to the payment of principal and interest on its indebtedness. In addition, the failure of the Company to comply with the financial or restrictive covenants contained in its debt instruments could result in an event of default, which, if not cured or waived could accelerate the Company's debt repayment obligations.
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
The Company’s ability to access capital markets could be limited. From time to time, the Company may need to access the capital markets to obtain long-term and short-term financing. However, the Company’s ability to access the capital markets for long-term financing could be limited by among other things, its existing capital structure, including its current level of indebtedness, its credit ratings and its financial results. In addition, volatility and weakness in capital markets may adversely affect the Company’s credit availability and related financing costs. Capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, the Company’s ability to obtain new credit or refinance obligations as they become due, on acceptable terms, if at all, could be adversely affected.
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
Risks Related to Our Common Stock and Related Ownership Limitations
If the Company does not restrict the amount of ownership of its Common Stock by non-U.S. citizens, it could be prohibited from operating inland river vessels and barges and tankers in the United States, which would adversely impact its business and operating results. The Company is subject to the Jones Act, which governs, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports. Subject to limited exceptions, the Jones Act requires that vessels engaged in the U.S. coastwise trade be built in the United States, registered under the U.S.-flag and manned by predominantly U.S. crews. The Jones Act also requires that vessels engaged in coastwise trade be owned and operated by “U.S. citizens” within the meaning of the Jones Act. Compliance with the Jones Act requires that non-U.S. citizens own no more than 25% of the entities that directly or indirectly own or operate the vessels that the Company operates in the U.S. coastwise trade. Although SEACOR’s Restated Certificate of Incorporation and By-Laws contain provisions intended to assure compliance with these provisions of the Jones Act, a failure to maintain compliance by the Company or any of the entities that directly or indirectly own its vessels would adversely affect the Company’s financial position, results of operations and cash flows and could temporarily or permanently prohibit the Company from operating vessels in the U.S. coastwise trade. In addition, the Company could be subject to fines and its vessels could be subject to seizure and forfeiture for violations of the Jones Act and the related U.S. vessel documentation laws.
The restrictions in SEACOR’s Restated Certificate of Incorporation and By-Laws limiting the ownership of Common Stock by individuals and entities that are not U.S. citizens within the meaning of the Jones Act may affect the liquidity of SEACOR’s Common Stock and may result in non-U.S. citizens being required to sell their shares at a loss or relinquish their voting, dividend and distribution rights. Under the Jones Act, at least 75% of the outstanding shares of each class or series of SEACOR’s capital stock must be owned and controlled by U.S. citizens within the meaning of the Jones Act. Certain provisions of SEACOR’s Restated Certificate of Incorporation and By-Laws are intended to facilitate compliance with this requirement and may have an adverse effect on holders of shares of the Common Stock. In addition, the indentures governing the Company’s 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes include provisions that are designed to ensure compliance with the Jones Act.
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
Significant exercises of stock options or conversion of convertible debt could adversely affect the market price of the Company’s Common Stock. As of December 31, 2020, the Company had 20,472,853 shares of Common Stock issued and outstanding; however, the total number of shares of the Company’s Common Stock issued and outstanding does not include shares reserved for issuance under the Company’s stock plans, including upon the exercise of options issued under such plans, or shares issuable upon the conversion of the Company’s convertible debt. The exercise of outstanding options, the issuance of shares reserved for issuance under the Company’s Stock Plans and the conversion of convertible debt instruments could adversely affect the price of the Company’s Common Stock, will reduce the percentage of Common Stock held by the Company’s current stockholders and may cause its current stockholders to suffer significant dilution, which may adversely affect the market for the Company’s Common Stock. In addition, the Company may determine to issue additional shares of Common Stock or securities convertible or exchangeable for Common Stock, which could have a similar result.
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

Risks Related to Legal, Tax and Regulatory Matters
Changes in U.S. policies governing foreign trade, international travel, immigration, manufacturing and foreign investment could have a material adverse effect on the Company. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, travel to and from the United States, immigration, manufacturing, development and investment in the territories and countries in which the Company operates, and any negative sentiments towards the United States as a result of such changes, could adversely affect the domestic and global transportation services industry, which could adversely affect the Company’s business and results of operations.
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
In June 2016, voters in the U.K. approved an advisory referendum to withdraw from the European Union ("E.U."), commonly referred to as "Brexit". On January 31, 2020, the U.K. formally left the E.U. and on December 24, 2020 the U.K. and E.U. agreed to a trade deal (the “Trade and Cooperation Agreement”) which was ratified by the U.K. on December 30, 2020. The Trade and Cooperation Agreement is subject to formal approval by the European Parliament and the Council of the European Union before it comes into effect and has been applied provisionally since January 1, 2021. The Trade and Cooperation Agreement allows the U.K and E.U. to continue trading without tariffs or quotas, however, the movement of goods between the U.K. and the remaining member states of the E.U. may be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. In addition, there are still a number of areas of uncertainty in connection with the future of the U.K. and its relationship with the E.U. and the application and interpretation of the Trade and

Cooperation Agreement, and Brexit-related matters may take several years to be clarified and resolved. In particular, the Trade and Cooperation Agreement only covers the trade of goods and, therefore, uncertainly remains over the UK’s long-term trading of services relationship with the E.U.
At this time, we cannot predict the potential impact of Brexit on our business, if any. Brexit also may create global economic uncertainty, which may cause the Company’s customers and potential customers to monitor their costs and reduce their budgets for the Company’s services. Any of these effects, and others the Company cannot anticipate, could materially adversely affect its business, financial position, results of operations and cash flows.
If there is a determination that the Spin-off was taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the tax opinion are incorrect or for any other reason, then the Company and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. The Spin-Off was conditioned upon the Company’s receipt of an opinion of Milbank, Tweed, Hadley & McCloy LLP, counsel to the Company, substantially to the effect that the separation qualified as a transaction that is described in Section 355 of the Code. The opinion relied on certain facts, assumptions, representations and undertakings from the Company and SEACOR Marine regarding the past and future conduct of each of the company’s respective businesses and other matters. If any of these facts, assumptions, representations or undertakings were incorrect, the Company and its stockholders may not be able to rely on the opinion of counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of counsel, the IRS could determine on audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the stock ownership of the Company or SEACOR Marine after the separation. If the separation is determined to be taxable, the Company and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.
Prior to the Spin-Off, the Company and SEACOR Marine entered into a tax matters agreement (the “SMHI Tax Matters Agreement”) that governs the parties’ respective rights, responsibilities and obligations with respect to taxes, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters. Taxes relating to or arising out of the failure of the separation to qualify as a tax-free transaction for U.S. federal income tax purposes are the responsibility of the Company, except, in general, if such failure is attributable to SEACOR Marine’s actions or inactions.
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
The Company could incur liability in connection with certain obligations relating to the Deepwater Horizon incident. In connection with the Deepwater Horizon/BP Macondo Well Incident, BP Exploration & Production, Inc. and BP America Production Company (collectively, the “responsible party”) engaged the services of ORM and NRC. ORM and NRC were subsequently made defendants in litigation arising from the Deepwater Horizon/BP Macondo Well Incident. In connection with claims relating to clean-up operations following the Deepwater Horizon/BP Macondo Well Incident, the responsible party acknowledged and agreed to indemnify and defend ORM and NRC pursuant and subject to certain contractual agreements and potential limitations. No assurance can be given that the responsible party will honor its obligation to indemnify the Company under these arrangements. If the responsible party were to fail to honor its obligations, the Company may be faced with significant monetary payments that could materially and adversely affect the Company’s financial position, results of operations and cash flows. See Part IV "Note 17. Commitments and Contingencies" of this Annual Report on Form 10-K.Legal Proceedings.”
The Company’s U.S-flag vessels are subject to requisition for ownership or use by the United States in case of national emergency or national defense need and certain of the Company’s vessels participate in the MSP. The Merchant Marine Act of 1936 provides that, during a national emergency declared by Presidential proclamation or a period for which the President has proclaimed that the security of the national defense makes it advisable, the Secretary of Transportation may requisition the ownership or use of any vessel owned by U.S. citizens (which includes the Company) and any vessel under construction in the United States. If any of the Company’s vessels were purchased or chartered by the federal government under this law, the Company would be entitled to just compensation, which is generally the fair market value of the vessel in the case of a purchase or, in the case of a charter, the fair market value of charter hire, but the Company would not be entitled to compensation for any consequential damages. In addition, the Company operates vessels that participate in the MSP, which ensures that militarily useful U.S.-flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. The purchase, charter or use for an extended period of time by the federal government of one or more of the Company’s vessels under these laws or programs could have a material adverse effect on its business, financial position, results of operations and cash flows.
Repeal, Amendment, Suspension or Non-Enforcement of the Jones Act would result in additional competition for Ocean Services and Inland Services and could have a material adverse effect on the Company’s business. A substantial portion of the operations of Ocean Services and Inland Services are conducted in the U.S. coastwise trade and thus subject to the provisions of the Jones Act. For years there have been attempts to repeal or amend such provisions, and such attempts are expected to continue in the future.
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
Repeal, substantial amendment or waiver of provisions of the Jones Act could significantly adversely affect the Company by, among other things, resulting in additional competition from competitors with lower operating costs, because of their ability to use vessels built in lower-cost foreign shipyards, owned and manned by foreign nationals with promotional foreign tax incentives and with lower wages and benefits than U.S. citizens. In addition, the Company’s advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services, or other prevailing trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of maritime cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels. Such a change could significantly increase competition in the U.S. coastwise trade, which would likely have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
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

The Company is subject to complex laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business. Regulation of the shipping industry has intensified over the past several decades, and the Company expects this trend to continue. Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the manning, construction and operation of vessels significantly affect the Company’s operations. Many aspects of the marine industry are subject to extensive governmental regulation and oversight, including by the USCG, OSHA, NTSB, CBP, EPA, IMO, the U.S. Department of Homeland Security and the U.S. Maritime Administration, state environmental protection agencies for those jurisdictions in which the Company operates, and to regulation by states, port authorities and classification societies (such as the American Bureau of Shipping). The Company is also subject to regulation under international treaties, such as SOLAS, MARPOL, and the STCW. These agencies, organizations, regulations and treaties establish safety requirements and standards and are authorized to investigate vessels and accidents and to recommend improved safety standards. The CBP and USCG are authorized to inspect vessels at will. The Company has and will continue to spend significant funds to comply with these regulations and treaties. Failure to comply with these regulations and treaties may cause the Company to incur significant liabilities or restrictions on its operations, any of which could have a material adverse effect on its financial position, results of operations and cash flows.
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

Governments and supranational groups and various other parties around the world have, in recent years, proposed or adopted new laws or regulations pertaining to climate change, carbon emissions or energy use that in turn could result in a reduction in use of hydrocarbon-based fuel. A number of countries and organizations have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures or international treaties may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy and could include specific restrictions on shipping emissions. In 2015, various countries adopted the Paris Agreement, which seeks to reduce greenhouse gas emissions in an effort to slow global warming. While the U.S. signed the Paris Agreement in 2016it formally withdrew from the agreement in 2020. In January 2021, the President issued an executive order announcing that the U.S. will be rejoining the Paris Agreement. The Paris Agreement does not specifically mention shipping. Additionally, some institutional investors and groups have indicated a focus on matters affecting the environment, which may result in reduced investments in, or financing available to, industries that emit greenhouse gases. Many of these groups have developed environmental, social and governance standards as benchmarks. The Company's failure to meet these evolving standards or benchmarks could adversely impact its business, stock price or access to capital.
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
A violation of the FCPA may adversely affect the Company’s business and operations. In order to effectively compete in certain foreign jurisdictions, the Company seeks to establish joint ventures with local operators or strategic partners. As a U.S. corporation, the Company is subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. The Company has adopted stringent procedures to enforce compliance with the FCPA. Nevertheless, the Company does business and may do additional business in the future in countries and regions where strict compliance with anti-bribery laws may not be customary and it may be held liable for actions taken by its strategic or local partners even though these partners may not be subject to the FCPA. The Company’s personnel and intermediaries, including its local operators and strategic partners, may face, directly or indirectly, corrupt demands by government officials, political parties and officials, tribal or insurgent organizations, or private entities in the countries in which the Company operates or may operate in the future. As a result, the Company faces the risk that an unauthorized payment or offer of payment could be made by one of its employees or intermediaries, even if such parties are not always subject to the Company’s control or are not themselves subject to the FCPA or other similar laws to which the Company may be subject, including the U.K. Bribery Act 2010. Any allegation or determination that the Company has violated the FCPA could have a material adverse effect on its business, financial position, results of operations and cash flows.
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
General Risk Factors
Difficult economic conditions, including those caused by natural disasters, terrorist attacks, the widespread outbreak of an illness or other heath issue, such as the COVID-19 pandemic, and other extraordinary events, could materially adversely affect the Company. The success of the Company’s business is both directly and indirectly dependent upon conditions in the global financial markets and economic conditions throughout the world that are outside its control and difficult to predict. Factors such as commodity prices, interest rates, availability of credit, inflation rates, availability and cost of labor, changes in laws or regulations affecting our business, changes in tax laws, including increases in corporate tax rates in the U.S. or abroad, elimination or imposition of trade barriers and protective rules, currency exchange rates and controls, pandemic disease or other health crisis, such as the COVID-19 pandemic, and national and international political circumstances (including wars, terrorist acts or security operations) can have a material negative impact on the Company’s business and investments, which could reduce its revenues and profitability. Uncertainty about global economic conditions may lead or require businesses to postpone capital spending in response to tighter credit and reductions in income or asset values and to cancel or renegotiate existing contracts because their access to capital is impeded. This would in turn affect the Company’s profitability or results of operations. These factors may also adversely affect the Company’s liquidity and financial condition and the liquidity and financial condition of the Company’s customers. Volatility in the conditions of the global economic markets can also affect the Company’s ability to raise capital at attractive prices. The Company’s ongoing exposure to credit risks on its accounts receivable balances are heightened during periods when economic conditions worsen. The Company has procedures that are designed to monitor and limit exposure to credit risk on its receivables; however, there can be no assurance that such procedures will effectively limit its credit risk and avoid losses that could have a material adverse effect on the Company’s financial position, results of operations and cash flows. Unstable economic conditions may also increase the volatility of the Company’s stock price.
In addition, public health threats, such as the COVID-19 pandemic, influenza and other highly communicable diseases or viruses, outbreaks of which have from time-to-time occurred in various parts of the world in which the Company or its vendors, including its shipbuilders, operate could adversely impact the Company's business, results of operations, financial condition and delivery schedule of new equipment.
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
The Company’s inability to attract and retain qualified personnel and crew its vessels could have an adverse effect on its business and is also dependent on unionized employees. Attracting and retaining skilled personnel across all of the Company’s business segments is an important factor in its future success. In addition, the success of the Company is dependent upon its ability to crew its vessels. The market for qualified personnel is highly competitive and the Company cannot be certain that it will be successful in attracting and retaining qualified personnel and crewing its vessels in the future. Approximately 800 of the Company’s employees, out of a total of approximately 2,200 employees as of December 31, 2020, are covered by collective bargaining agreements with unions. The Company could be adversely affected if it is unable to successfully negotiate and maintain collective bargaining agreements with these unionized employees.
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
The Company relies on information technology, and if it is unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, its operations could be disrupted and its business could be negatively affected. The Company relies on information technology networks and systems to process, transmit and store electronic and financial information; to capture knowledge of its business; to coordinate its business across its operation bases; and to communicate within the Company and with customers, suppliers, partners and other third-parties. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns, hardware or software failures, cyber-attacks, power outages, computer viruses, telecommunication failures, user errors or catastrophic events. The Company’s technology systems are also subject to cybersecurity attacks including malware, other malicious software, phishing email attacks, attempts to gain unauthorized access to its data, the unauthorized release, corruption or loss of its data, loss or damage to its data delivery systems, and other electronic security breaches. If the Company’s information technology systems suffer severe damage, disruption or shutdown, and its business continuity plans do not effectively resolve the issues in a timely manner, the Company’s operations could be disrupted and its business could be negatively affected. In addition, cyber-attacks could lead to potential unauthorized disclosure of confidential information, data loss or data corruption impacting proprietary data of the Company or its customers. The frequency and sophistication of these attacks has grown significantly in recent years with, in some cases, the attacks conducted or sponsored by nation states, including the recent attack on Solar Winds. The Company’s information technology systems are becoming increasingly integrated, so damage, disruption or shutdown to the system could result in a more widespread impact.
In addition, regulatory or legislative action related to cybersecurity, privacy, and data protection worldwide may increase the costs to develop, implement, or secure our products or services. The E.U.'s General Data Protection Regulation ("GDPR"), which became effective in May 2018, applies to all of our activities related to products and services that we offer to E.U. customers. The GDPR established new requirements regarding the handling of personal data and includes significant penalties for non-compliance (including possible fines of up to 4 percent of total company revenue). GDPR requirements that must be complied with when handling the personal data of E.U.-based data subjects include: providing expanded disclosures about how personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights; the principal of accountability and demonstrating compliance through policies, procedures, training and audit; the new mandatory data breach regime. As the E.U. member states continue to reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant E.U. member states’ laws and regulations, including where permitted derogations from the GDPR are introduced.
Other governmental authorities around the world have passed or are considering similar types of legislative and regulatory proposals concerning data protection. Recent action by the IMO’s Maritime Safety Committee and United States agencies indicate that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. The Company expects cybersecurity regulations to continue to evolve and be costly to implement. If it violates or fails to comply with such regulatory or legislative requirements, it could be fined or otherwise sanctioned, and such fines or penalties could have a material adverse effect on the Company's business and operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Petroleum and chemical carriers, bulk carriers, harbor and offshore towboats and barges, RORO vessels, inland river towboats, launch support boats and barges, terminals and servicing facilities are the principal physical properties owned by the Company and are more fully described in “Ocean Transportation & Logistics Services” and “Inland Transportation & Logistics Services” in “Item 1. Business” of this Annual Report on Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
Information in response to Item 3. Legal Proceedings is included in Part IV "Note 17. Commitments and Contingencies" of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT EXECUTIVE OFFICERS OF THE REGISTRANT
Officers of SEACOR serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of SEACOR as of December 31, 2020 were as follows:

Name	Age	Position
Charles Fabrikant	76	Executive Chairman of the Board, President and Chief Executive Officer, and a director of SEACOR and several of its subsidiaries. Effective February 23, 2015, Mr. Fabrikant was appointed President and Chief Executive Officer a position he had resigned from in September 2010 when he was designated Executive Chairman of the Board. Mr. Fabrikant is a director of Bristow Group Inc., a helicopter company and SEACOR Marine. In addition, he is President of Fabrikant International Corporation, a privately owned corporation engaged in marine investments. Fabrikant International Corporation may be deemed an affiliate of SEACOR.
Bruce Weins	52	Senior Vice President and Chief Financial Officer of SEACOR since June 1, 2017. From February 2015 to June 1, 2017, Mr. Weins was Senior Vice President and Chief Accounting Officer of SEACOR. From July 2005 to February 2015, Mr. Weins was Corporate Controller of SEACOR. Mr. Weins served as Controller of Seabulk International, Inc. (“Seabulk”) from January 2005 to July 2005 when it merged with SEACOR. Prior to joining Seabulk, Mr. Weins was an audit senior manager with Deloitte & Touche LLP, where he was employed from September 1995 to December 2004. In addition, Mr. Weins is an officer and director of certain SEACOR subsidiaries.
Eric Fabrikant	40	Chief Operating Officer of SEACOR since February 23, 2015. From May 2009 through February 2015, Mr. Fabrikant was a Vice President of SEACOR. From 2004 through May 2009, Mr. Fabrikant held various positions at Nabors Industries Ltd. In addition, Mr. Fabrikant is an officer and director of certain SEACOR subsidiaries.
Bill Long	54	Executive Vice President, Chief Legal Officer and Corporate Secretary of SEACOR since April 2016. From August 2015 to April 2016, Mr. Long served as Senior Vice President, General Counsel and Secretary of GulfMark Offshore, Inc. Mr. Long was employed by Diamond Offshore Drilling, Inc., from March 1997 through June 2014, last holding the position of Senior Vice President, General Counsel and Secretary from October 2006 until June 2014. In addition, Mr. Long is an officer and director of certain SEACOR subsidiaries.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for the Company’s Common Stock
SEACOR’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “CKH.” The closing share price on the NYSE on February 23, 2021 was $42.81. As of February 23, 2021, there were 173 holders of record of Common Stock.
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

Performance Graph
Set forth in the graph below is a comparison of the cumulative total return that a hypothetical investor would have earned assuming the investment of $100 over the five-year period commencing on December 31, 2015 in (i) the Common Stock of the Company, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) Peer Issuers. The information set forth in the graph below shall be considered “furnished” but not “filed” for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934.

220
200
180
160
140
120
100
80
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Company
S&P 500
Peer Issuers

	Total Return Since December 31,(1)
	2015	2016	2017	2018	2019	2020
Company	100	136	141	113	131	126
S&P 500	100	112	136	130	171	203
Peer Issuers(2)	100	104	105	103	146	149
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

Issuer Repurchases of Equity Securities
SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes (collectively the "Securities") through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.
During the years ended December 31, 2020, and 2019 the Company acquired 41,600 and 3,912 shares of Common Stock for treasury, respectively, under the Securities repurchase plan for an aggregate purchase price of $1.4 million and $0.1 million, respectively. As of December 31, 2020, the Company's repurchase authority for the Securities was $102.2 million. During the year ended December 31, 2018, the Company acquired no shares of Common Stock for treasury under the Securities repurchase plan.
During the years ended December 31, 2020 and 2019, the Company acquired for treasury 17,730 and 8,338 shares of Common Stock, respectively, for aggregate purchase prices of $0.6 million and $0.4 million, respectively, from its employees to cover their tax withholding obligations related incentive equity award transactions. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase plan authorization granted by SEACOR’s Board of Directors.
The following table provides information with respect to purchases by the Company of shares of its Common Stock during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs
10/01/20 – 10/31/20	—	$—	—	$102,157,511
11/01/20 – 11/30/20	—	$—	—	$102,157,511
12/01/20 – 12/31/20	—	$—	—	$102,157,511

ITEM 6. SELECTED FINANCIAL DATA
Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the three years in the period ended December 31, 2020, and its financial condition as of December 31, 2020. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements. See “Forward Looking Statements” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Overview
The Company’s operations are divided into three main business segments – Ocean Transportation & Logistics Services (“Ocean Services”), Inland Transportation & Logistics Services (“Inland Services”) and Witt O’Brien’s. The Company also has activities that are referred to and described under Other that primarily include CLEANCOR Energy Solutions LLC (“Cleancor”) and noncontrolling investments in various other businesses.
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
The Company continues to maintain a strong balance sheet and expects to meet all of its near-term maturities, capital commitments and other liquidity needs. As of December 31, 2020, the Company's cash, cash equivalents, restricted cash, restricted cash equivalents and marketable securities totaled $74.4 million, and the Company had as of such date and continues to have the ability to borrow up to $205.0 million under undrawn credit facilities. The Company also expects to benefit from certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), most notably from being able to carryback net operating losses for up to five years resulting in income tax refunds of approximately $32 million once the refund requests are processed. The Company is continuing to monitor the impacts of the pandemic on its businesses, operations and financial condition, and in the future may consider implementing mitigation strategies to protect its long-term sustainability.
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
Spin-off
On June 1, 2017, the Company completed the spin-off of SEACOR Marine Holdings Inc. ("SEACOR Marine"), the company that operated SEACOR's Offshore Marine Services business segment, by means of a dividend of all of the issued and outstanding common stock of SEACOR Marine to SEACOR's shareholders (the "Spin-off").
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
The available supply of U.S.-flag vessels fluctuates as newly built vessels are placed into service or older vessels are removed from service. Older vessels are typically removed from service when margins are poor and the vessels face regulatory dockings, or when users insist on contracting for newer or more modern vessels. In some cases, loading installations may not accept vessels in excess of certain age requirements, typically 25 years. As of December 31, 2020, Ocean Services is not aware of any additional U.S.-flag tank vessels under construction that could compete with Ocean Services’ U.S.-flag petroleum and chemical carriers currently in service. Additionally, Ocean Services believes that there are at least 13 U.S.-flag petroleum and chemical carriers capable of carrying 155,000 barrels or more still operating that are in excess of 20 years old, including four owned by Ocean Services. Ocean Services believes there are currently twelve U.S.-flag bulk carriers with cargo carrying capacity ranging from 14,000 to 40,000 short tons eligible in the Jones Act trade of which Ocean Services owns of the largest assets. As of December 31, 2020, Ocean Services is not aware of any additional U.S.-flag bulk carriers under construction.
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
Vessel dry-dockings are performed in accordance with applicable regulations, or if otherwise necessary. Costs are expensed when incurred. If a disproportionate number of dry-dockings are undertaken (or not required) in a particular fiscal year or quarter, operating expenses can vary significantly in comparison with a prior year or prior quarter.
For the years ended December 31, the results of operations for Ocean Services were as follows:

	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000	%	$ ’000	%	$ ’000	%
Operating Revenues:
United States	315,333	83	342,848	81	339,340	82
Foreign	65,922	17	80,440	19	75,504	18
	381,255	100	423,288	100	414,844	100
Costs and Expenses:
Operating:
Personnel	88,982	23	94,522	22	91,920	22
Repairs and maintenance	22,519	6	22,829	5	24,267	6
Dry-docking	13,551	4	21,336	5	18,183	4
Insurance and loss reserves	7,904	2	8,165	2	6,833	2
Fuel, lubes and supplies	27,052	7	33,189	8	34,559	8
Leased-in equipment	50,670	13	45,246	11	40,099	10
Other	50,546	13	55,522	13	53,433	13
	261,224	68	280,809	66	269,294	65
Administrative and general	42,847	11	40,215	10	40,179	10
Depreciation and amortization	40,787	11	40,986	10	46,270	11
	344,858	90	362,010	86	355,743	86
Gains on Asset Dispositions, Net	1,510	—	1,291	1	12,887	3
Operating Income	37,907	10	62,569	15	71,988	17
Other Income (Expense):
Foreign currency gains (losses), net	452	—	(98)	—	(168)	—
Other, net	2	—	(112)	—	570	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(1,906)	—	(669)	—	3,632	1
Segment Profit(1)	36,455	10	61,690	15	76,022	18
______________________
(1)Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV “Note 13. Noncontrolling Interests in Subsidiaries” included in this Annual Report on Form 10-K.

Operating Revenues by Line of Service. The table below sets forth, for the years indicated, the types of operating revenues earned by line of service.

	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000	%	$ ’000	%	$ ’000	%
Operating Revenues:
Bulk Transportation Services:
Petroleum and chemical:
Time charter	76,956	20	101,900	24	103,807	25
Bareboat charter	40,824	11	29,514	6	36,704	9
Voyage charter	8,934	2	7,126	2	14,928	3
Dry bulk:
Contracts of affreightment	12,876	3	24,541	6	11,872	3
Voyage charter	23,195	6	8,181	2	20,406	5
Port & Infrastructure Services:
Tariff	68,758	18	79,757	19	74,157	18
Time charter	7,046	2	6,902	2	4,988	1
Bareboat charter	6,625	2	6,685	2	7,432	2
Logistics Services:
Time charter(1)	54,420	14	60,344	14	40,311	10
Voyage charter	28,735	8	31,074	7	38,645	9
Unit freight	48,934	13	63,420	15	58,326	14
Managed services	3,952	1	3,844	1	3,268	1
	381,255	100	423,288	100	414,844	100
______________________
(1)Includes MSP revenues of $16.6 million, $15.4 million and $19.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
2020 compared with 2019
Operating Revenues. Operating revenues were $42.0 million lower in 2020 compared with 2019.
Operating revenues from bulk transportation were $8.5 million lower in 2020 compared with 2019.
Operating revenues from petroleum and chemical transportation were $11.8 million lower primarily due to the December 2019 change in contract status from time charter to bareboat charter for one U.S.-flag petroleum and chemical carrier, partially offset by less out-of-service time for regulatory dry-dockings and repairs for the U.S.-flag petroleum and chemical carrier fleet.
Operating revenues from dry bulk transportation were $3.3 million higher primarily due to higher voyage charter activity.
Operating revenues from port and infrastructure services were $10.9 million lower primarily due to lower activity levels in its port network due to both the COVID-19 pandemic and the impact of port closures as a consequence of hurricane and major storm activity along the U.S. Gulf Coast.
Operating revenues from logistics services were $22.7 million lower primarily due to lower military and commercial cargo activity for PCTCs associated with the COVID-19 pandemic and a decrease in unit freight shipping demand for containers and project cargoes into the Bahamas and Turks and Caicos as a consequence of COVID-19 quarantines and the shutdown of non-essential commercial activity
Operating Expenses. Operating expenses were $19.6 million lower in 2020 compared with 2019 primarily due to:
•lower personnel and operating costs following the December 2019 change in contract status from time charter to bareboat charter for one U.S.-flag petroleum and chemical carrier;
•lower regulatory dry-docking costs for U.S.-flag petroleum and chemical carriers and U.S.-flag PCTCs;
•lower fuel, lubes and supplies expenses due to lower military and commercial activity for the U.S.-flag PCTC fleet, the scrapping of one U.S.-flag bulk carrier and a decrease in unit freight shipping demand and port activities as a consequence of mandated COVID-19 quarantines and the shutdown of non-essential commercial activities; and

•lower voyage costs for logistics services as a consequence of the decreased activities discussed above; partially offset by
•higher leased-in equipment expenses to time charter-in two U.S.-flag dry bulk carriers to complete a contractual obligation.
Administrative and General. Administrative and general expenses were $2.6 million higher in 2020 compared with 2019 primarily due to higher pension and legal costs partially offset by lower travel costs as a result of the ongoing COVID-19 pandemic.
Gains on Asset Dispositions, Net. During 2020, Ocean Services sold one U.S.-flag bulk carrier, one U.S.-flag offshore tug and other equipment for net proceeds of $7.2 million and gains of $1.5 million. During 2019, Ocean Services sold one short-sea container/RORO vessel and other equipment for net proceeds of $1.9 million and gains of $0.2 million. In addition, in 2019 Ocean Services recognized $1.1 million of previously deferred gains following the repayment of notes receivable related to the sale of one harbor tug and certain real property.
Operating Income. Excluding the impact of gains on asset dispositions, net, operating income as a percentage of operating revenues was 10% in 2020 compared with 14% in 2019. The decrease was primarily due to lower operating revenues and higher leased-in equipment expenses, partially offset by lower personnel, dry-docking and overall voyage costs.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. Ocean Services recognized equity in losses of 50% or less owned companies, net of tax, of $1.9 million in 2020 compared with $0.7 million in 2019. The decline was primarily due to losses from Trailer Bridge, Inc. ("Trailer Bridge") associated with decreased demand in the Puerto Rico liner trade due to the ongoing COVID-19 pandemic, partially offset by an increase in earnings from Kotug Seabulk Maritime LLC (“KSM”) and lower losses from Ocean Services' 50% or less owned companies that own and operate rail ferries.
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
Gains on Asset Dispositions, Net. During 2019, Ocean Services sold one short-sea container/RORO vessel and other equipment for net proceeds of $1.9 million and gains of $0.2 million. In addition, in 2019 Ocean Services recognized $1.1 million of previously deferred gains following the repayment of notes receivable related to the sale of one harbor tug and certain real property. During 2018, Ocean Services sold one U.S.-flag petroleum and chemical carrier, one U.S.-flag harbor tug and other equipment for net proceeds of $5.1 million and gains of $1.9 million. In addition, in 2018 Ocean Services recognized previously deferred gains of $11.0 million due to a change in the lease duration for one U.S.-flag petroleum and chemical carrier.

Operating Income. Excluding gains on asset dispositions, net, operating income as a percentage of operating revenues was 14% in 2019 and 2018. Higher personnel, dry-docking, leased-in equipment and voyage costs were offset by higher revenues.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. Ocean Services recognized equity in losses of 50% or less owned companies, net of tax, of $0.7 million in 2019 compared with equity in earnings of 50% or less owned companies, net of tax, of $3.6 million in 2018, primarily due to lower earnings from Trailer Bridge associated with increased capacity in the Puerto Rico liner trade. These decreases were partially offset by lower losses from Ocean Services’ 50% or less owned companies that own and operate rail ferries as a consequence of out-of-service time and associated dry-docking costs and repair and maintenance expenses for the rail ferries during 2018.
Inland Transportation & Logistics Services
Bulk Transportation Services.
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
•the ability to position barges to maximize efficiencies and utility in moving cargoes both northbound and southbound; and
•the availability of qualified wheelhouse personnel.
Even with the softer economy resulting from the COVID-19 pandemic, total non-grain loadings for 2020 increased 6% from a year ago mainly due to increased fertilizer volumes. Flooding during the spring of 2019 reduced fertilizer movement on the river system, which negatively affected volumes. While the steel and aluminum sectors saw reduced import volumes the movement of these commodities were consistent year over year. Steel prices ended the year at record levels, more than doubling over a six-month period, even with domestic mill utilization remaining 10% below 2019 levels.
The strong export demand for soybeans has been driven mainly by China’s increased feed demand as rebuilding of their hog herd continued. Adverse weather in South America led to late plantings of soybeans which allowed the U.S. to have a longer export window for soybeans. U.S. carryout for soybeans is currently projected at three percent of usage. Imports will be needed later in the summer of 2021 to bridge the gap to the new crop. The U.S. is also enjoying strong corn export demand due to strong Chinese demand and adverse weather in South America. Domestic prices for corn and soybeans are at multi-year highs and U.S. farmers are almost sold out of soybeans and well over half sold on corn inventories. The combination of strong export demand and farmer movement has supported freight rates and buying interest by shippers into the fall of 2021. U.S. soybean and corn acreage is expected to increase by 8-9 million acres combined in 2021 with corn acres expected to remain unchanged from 2020 at around 90 million acres. Over 9 million acres went unplanted in 2020 down from 17 million acres during the flood affected 2019 planting season. Late harvested corn in the spring of 2020 prevented several million acres from being planted in 2020. A dry fall and winter in the Western Corn Belt has allowed for a significant amount of field work which should aid in getting the 2021 planting season off to a good start.

At the end of 2020, the average age of Inland Services’ covered dry-cargo barge fleet was 13 years, which Inland Services believes is among the youngest fleets operating on the U.S. Inland Waterways. Inland Services estimates that approximately 40% of the dry-cargo barge fleet operating on the U.S. Inland Waterways is over 20 years old. Inland Services believes the relatively young age of its dry-cargo barge fleet enhances its availability and reliability, reduces downtime for repairs and obviates, for the immediate future, the necessity of replacement capital expenditures to maintain its fleet size and revenue generating capacity.
Internationally, liquid tank barge operations suffered a reduction in activity due to a decline in production of fuel in Colombia as a consequence of the COVID-19 pandemic. Inland river bulk transportation services were negatively impacted in South America primarily due to historically low water levels on Paraguay River significantly reducing loadings and extending voyage cycle times.
Port & Infrastructure Services.
Inland Services’ terminal operations saw increased activity in 2020 primarily due to high-water levels in the St. Louis harbor in 2019 causing many facility closures for a month or more, which resulted in decreased throughput volumes.
Inland Services’ fleeting operations were negatively impacted in 2020 from decreased barge and boat activities in the St. Louis harbor, primarily attributable to a decrease in demand for crude oil as a consequence of the COVID-19 pandemic.
Logistics Services.
During 2020, SEACOR America’s Marine Highway (“AMH”) saw a 5 percent increase of twenty-foot equivalent container units transported via barge compared with 2019, helping to eliminate approximately 50,000 truck shipments off the interstate highway system.
Managed Services.
During 2020, Inland Services provided management services related to barge and towboat operations.
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

For the years ended December 31, the results of operations for Inland Services were as follows:

	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000	%	$ ’000	%	$ ’000	%
Operating Revenues:
United States	264,565	97	258,195	97	274,742	96
Foreign	7,324	3	9,139	3	10,946	4
	271,889	100	267,334	100	285,688	100
Costs and Expenses:
Operating:
Barge logistics	146,519	54	151,323	57	165,032	58
Personnel	21,381	8	17,620	7	17,709	6
Repairs and maintenance	6,111	2	5,798	2	5,747	2
Insurance and loss reserves	3,603	1	4,808	2	2,734	1
Fuel, lubes and supplies	6,199	2	6,982	2	7,835	3
Leased-in equipment	12,127	5	14,102	5	9,649	3
Other	12,304	5	15,432	6	16,784	6
Net barge pool earnings attributable to third parties	13,942	5	13,052	5	11,520	4
	222,186	82	229,117	86	237,010	83
Administrative and general	13,956	5	13,441	5	13,139	5
Depreciation and amortization	24,917	9	23,262	9	24,164	8
	261,059	96	265,820	100	274,313	96
Gains on Asset Dispositions, Net	9,165	3	1,602	1	6,659	2
Operating Income	19,995	7	3,116	1	18,034	6
Other Income (Expense):
Foreign currency losses, net	(852)	—	(212)	—	(2,002)	—
Other, net	1,937	1	—	—	51	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(7,756)	(3)	(6,520)	(2)	(5,686)	(2)
Segment Profit (Loss)(1)	13,324	5	(3,616)	(1)	10,397	4
______________________
(1)Includes amounts attributable to both SEACOR and noncontrolling interests. See Part IV “Note 13. Noncontrolling Interests in Subsidiaries” included in this Annual Report on Form 10-K.

Operating Revenues by Service Line. The following table presents, for the years indicated, operating revenues by service line.

	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000	%	$ ’000	%	$ ’000	%
					As Adjusted
Operating Revenues:
Bulk Transportation Services:
Dry-cargo barge pools(1)	191,686	70	193,178	72	208,429	73
Charter-out of dry-cargo barges	—	—	—	—	5	—
International liquid tank barge operations	7,325	3	9,139	3	10,946	4
Boat, specialty barge and other operations	8,287	3	7,119	2	3,602	1
Port & Infrastructure Services:
Terminal operations	22,133	8	17,878	7	22,991	8
Fleeting operations	20,650	8	20,066	8	20,450	7
Machine shop and shipyard	3,893	1	2,877	1	3,031	1
Logistics services	15,892	6	15,155	6	14,309	5
Managed services	2,023	1	1,922	1	1,925	1
	271,889	100	267,334	100	285,688	100
______________________
(1)Operating revenues for the years ended December 31, 2020, 2019 and 2018, includes $80.9 million, $82.7 million and $87.7 million, respectively, attributable to third-party barge owners participating in dry-cargo barge pools managed by the Company.
2020 compared with 2019
Operating Revenues. Operating revenues were $4.6 million higher in 2020 compared with 2019.
Operating revenues from bulk transportation services were $2.1 million lower in 2020 compared with 2019. Operating revenues from the dry-cargo barge pools were $1.5 million lower primarily due to a reduction in fleet size in one of the barge pools as a result of a third-party pool participant returning leased-in barges to their owner. Operating revenues from international liquid tank barge operations were $1.8 million lower primarily due to an decrease in volumes moved as a consequence of lower fuel production in Colombia following a countrywide lockdown in response to the COVID-19 pandemic and low water conditions. Operating revenues from boat, specialty barge and other operations were $1.2 million higher primarily due to placing one newly built towboat into service during the fourth quarter of 2019.
Operating revenues from port and infrastructure services were $5.9 million higher in 2020 compared with 2019. Operating revenues from terminal operations were $4.3 million higher primarily due to the impacts of prolonged flooding and a 45-day closure of the St. Louis harbor in 2019, which reduced bulk and liquid terminal operations. Operating revenues from machine shop and shipyard services were $1.0 million higher primarily due to an increase in third-party projects.
Operating revenues from logistics services were $0.7 million higher primarily due to increased container movements.
Operating Expenses. Operating expenses were $6.9 million lower in 2020 compared with 2019. Barge logistics expenses were $4.8 million lower primarily due to a decrease in towing and switching costs, which were impacted by tow size restrictions and high water rate surcharges in 2019 and a reduction in fleet size. Personnel costs were $3.8 million higher primarily due to placing two towboats into service in logistics services, the impact of reduced activity levels in 2019 due to the prolonged flooding, and the acquisition of a fleeting business in November 2020. Insurance expenses were $1.2 million lower primarily due to the impact of claims and deductibles related to the prolonged flooding during 2019. Fuel, lubes and supplies were $0.8 million lower primarily due to higher fuel usage in 2019 for the fleeting operations in response to the prolonged flooding and higher fuel prices. Leased-in equipment expense was $2.0 million lower primarily due to the return of a chartered-in towboat in logistics service. Other operating expenses were $3.1 million lower primarily due to a reduction in stevedoring expenses in logistics services following the internalization of stevedore activities.
Administrative and General. Administrative and general expenses were $0.5 million higher in 2020 compared with 2019 primarily due to the acquisition of a fleeting business in November 2020.
Depreciation and Amortization. Depreciation and amortization expenses were $1.7 million higher in 2020 compared with 2019 primarily due to placing three inland river towboats and other equipment into service and the acquisition of a fleeting business in November 2020.

Gains on Asset Dispositions, Net. During 2020, Inland Services sold 39 inland river dry-cargo barges and other equipment for net proceeds of $9.2 million and gains of $7.8 million. In addition, in 2020 Inland Services recognized previously deferred gains of $1.3 million. During 2019, Inland Services sold other equipment for net proceeds of $0.7 million and gains of $0.3 million. In addition, in 2019 Inland Services recognized previously deferred gains of $1.3 million.
Operating Income. Excluding the impact of gains on asset dispositions, net, operating income as a percentage of operating revenues was 4% in 2020 compared with 0% in 2019. The increase was primarily due to higher earnings from the dry-cargo barge pools and terminal and fleeting operations all of which were negatively impacted by poor operating conditions and river closures as a result of the prolonged flooding during 2019.
Foreign Currency Gains (Losses), Net. During 2020, Inland Services recognized $0.9 million in foreign currency losses primarily due to the weakening of the Colombian peso versus the U.S. dollar underlying certain intercompany lease obligations.
Other, net. In 2020, other, net primarily consists of the receipt of proceeds from a business interruption insurance claim related to the prolonged flooding in 2019.
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During 2020 and 2019, Inland Services recognized $7.8 million and $6.5 million, respectively, of equity losses in 50% or less owned companies, net of tax. Operating results for SCF Bunge Marine LLC ("SCF Bunge Marine"), Inland Services' 50% or less owned company that operates towboats on the U.S. Inland Waterways, were $1.2 million higher primarily due to improved operating conditions, placing an additional inland river towboat into service and lower fuel prices. Operating results for Bunge-SCF Grain LLC ("Bunge-SCF Grain"), Inland Services' 50% or less owned company that operates grain elevators in Illinois, were $1.1 million lower primarily due a reduction in throughput volumes at interior elevators and a reduction in storage income due to strong export demand. Operating results for SCFCo Holdings LLC ("SCFCo"), Inland Services' 50% or less owned company that operates on the Parana-Paraguay Waterway in South America, were $1.2 million lower primarily due to low water levels resulting in reduced barge intake volumes and increased transit times.
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
Gains on Asset Dispositions, Net. During 2019, Inland Services sold other equipment for net proceeds of $0.7 million and gains of $0.3 million. In addition, in 2019 Inland Services recognized previously deferred gains of $1.3 million. During 2018, Inland Services sold 32 inland river dry-cargo barges, two specialty barges and other equipment for net proceeds of $10.9 million and gains of $4.7 million. In addition, in 2018 Inland Services recognized previously deferred gains of $2.0 million.

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
Equity in Losses of 50% or Less Owned Companies, Net of Tax. During 2019 and 2018, Inland Services recognized $6.5 million and $5.7 million, respectively, of equity losses in 50% or less owned companies, net of tax. During 2019, operating results for SCF Bunge Marine LLC were $0.9 million lower primarily due to poor operating conditions as a result of river closures, flooding, and tow size restrictions. Operating results for Bunge-SCF Grain were $1.4 million higher due to higher grain volumes handled at its inland facilities. Operating results for SCFCo were $1.4 million lower primarily due to a reduction in volumes due to lower water levels and market demand.
Witt O’Brien’s
Witt O’Brien’s results declined in 2020, driven by a decrease in revenues and an increase in administrative and general expenses. The majority of the decrease in revenues was driven by a reduction in recovery project volumes following the major hurricanes that struck the U.S. and Caribbean and ensuing relief work during 2017 and 2018, including the hurricanes causing significant damage in the U.S. Virgin Islands. Several of these projects have either been successfully completed or have reduced in scope as work has progressed. This decline was partially offset by new contracts providing COVID-19 pandemic response services for over 70 clients nationwide. Witt O’Brien’s continues to serve territorial, state and local governments in Alabama, California, Florida Kansas, Louisiana, North Carolina, South Carolina, Texas, Washington and the territories of Puerto Rico and the U.S. Virgin Islands, as well as a wide variety of corporate customers. Many of Witt O’Brien’s public and private sector projects that were in progress at the end of 2020 continue into 2021, including projects in the U.S. Virgin Islands.
Results of Operations
The number of retainer customers, private and public sector consulting engagements and the number, severity and location of natural and man-made disasters are the key determinants of Witt O’Brien’s operating results and cash flows.
For the years ended December 31, the results of operations for Witt O’Brien’s were as follows:

	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000	%	$ ’000	%	$ ’000	%
Operating Revenues:
United States	88,111	95	98,492	97	129,039	98
Foreign	4,369	5	3,291	3	2,670	2
	92,480	100	101,783	100	131,709	100
Costs and Expenses:
Operating	58,520	63	68,052	67	83,203	63
Administrative and general	28,060	31	25,959	25	24,772	19
Depreciation and amortization	1,335	1	835	1	1,944	1
	87,915	95	94,846	93	109,919	83
Gains on Asset Dispositions	—	—	18	—	—	—
Operating Income	4,565	5	6,955	7	21,790	17
Other Income (Expense):
Foreign currency losses, net	(48)	—	(1)	—	(28)	—
Other, net	149	—	(463)	(1)	—	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	806	1	902	1	203	—
Segment Profit	5,472	6	7,393	7	21,965	17
2020 compared with 2019
Operating Revenues. Operating revenues were $9.3 million lower primarily due to the successful completion of major task orders related to long-term recovery programs in the U.S. Virgin Islands and the conclusion of disaster response work for multiple city and county governments, partially offset by new contracts in support of clients' COVID-19 pandemic responses.

Operating Expenses. Operating expenses were $9.5 million lower primarily due to the completion of major recovery program task orders primarily in the U.S. Virgin Islands.
Administrative and General. Administrative and general expenses were $2.1 million higher, primarily due to higher bad debt reserves related to a dispute with a subcontractor partially offset by lower travel expenses as a result of the COVID-19 pandemic.
Depreciation and Amortization. Depreciation and amortization expenses were $0.5 million higher primarily due to the amortization of intangible assets arising from a business acquisition during the first quarter of 2020.
Operating Income. Operating income was 5% of operating revenues in 2020 compared with 7% in 2019. An improvement in gross margin in 2020 was offset by an increase in bad debt reserves and higher depreciation and amortization expense.
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
Equity in Earnings of 50% or Less Owned Companies, Net of Tax. Equity in earnings of 50% or less owned companies, net of tax was $0.7 million higher in 2019 compared with 2018 primarily due to increased emergency response services for O'Brien's do Brasil Consultoria em Emergencias e Meio Ambiente A/A in both the mining and energy sectors in Brazil.

Other
For the years ended December 31, segment loss for the Company’s Other activities was as follows:

	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	$ ’000	%	$ ’000	%	$ ’000	%
Operating Revenues:
United States	8,266	100	7,681	100	3,446	96
Foreign	—	—	—	—	143	4
	8,266	100	7,681	100	3,589	100
Costs and Expenses:
Operating	6,168	75	5,464	71	2,455	69
Administrative and general	3,287	40	3,489	45	1,841	51
Depreciation and amortization	2,167	26	1,982	26	501	14
	11,622	141	10,935	142	4,797	134
Gains on Asset Dispositions, Net	60	1	32	—	37	1
Operating Loss	(3,296)	(40)	(3,222)	(42)	(1,171)	(33)
Other Income (Expense):
Foreign currency losses, net	—	—	—	—	(3)	—
Other, net	29	—	431	6	54,249	n/m
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(1,327)	(16)	1,037	13	1,779	50
Segment Profit (Loss)(1)	(4,594)	(56)	(1,754)	(23)	54,854	n/m
______________________
(1)Includes amounts attributable to both SEACOR and noncontrolling interests.
“n/m” The balance as a percentage of operating revenues is not meaningful.
Operating Activities. The operating activities of Other primarily consist of the business activities of Cleancor, which the Company acquired on June 1, 2018.
2020 Compared with 2019
Operating Revenues. Operating revenues were $0.6 million higher primarily due to an increase in fuel sales to supply a pipeline interruption project, an onshore oil and gas exploration project and a customer's fleet expansion, as well as the sale of equipment from inventory.
Operating Expenses. Operating expenses were $0.7 million higher primarily due to an increase in the cost of sales associated with the increase in fuel sales volumes, and an increase in technical management and equipment rentals associated with the projects discussed above, partially offset by lower re-certification costs of certain equipment.
Depreciation and Amortization. Depreciation and amortization expenses were $0.2 million higher as a result of placing additional equipment into service partially offset by asset sales.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax. The Company’s 50% or less owned companies included in Other primarily consist of general aviation services businesses in Asia and an agricultural commodity trading and logistics business. The increase in equity losses was primarily due to losses from Avion Pacific Limited (“Avion”) and VA&E Trading LLP (“VA&E”).
2019 Compared with 2018
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

Corporate and Eliminations

	2020	2019	2018
	$ ’000	$ ’000	$ ’000
Corporate Expenses	(26,597)	(24,295)	(24,767)
Eliminations	81	32	125
Operating Loss	(26,516)	(24,263)	(24,642)
Other Income (Expense):
Foreign currency gains (losses), net	66	(1)	(63)
Other, net	977	10	94
Corporate Expenses. Corporate expenses were $2.3 million higher in 2020 compared with 2019 primarily due to higher legal and advisory fees associated with the transaction contemplated by the Merger Agreement with affiliates of American Industrial Partners, partially offset by lower compensation and travel and entertainment expenses.
Other, net. During the year ended December 31, 2020, the Company reached an agreement with SEACOR Marine Holdings Inc. ("SEACOR Marine"), a consolidated subsidiary prior to the Spin-off, to allow SEACOR Marine to carryback certain of its tax net operating losses ("NOLs") to tax years in which SEACOR Marine was part of the Company's consolidated tax group. The carrybacks are allowed as a result of the CARES Act. In exchange for allowing SEACOR Marine to carryback its NOLs, SEACOR Marine agreed to: deposit certain of the tax refunds into a controlled deposit account to cash collateralize certain guarantees the Company made on behalf of SEACOR Marine at the time of the Spin-off; prepay its sublease with the Company for office space; provide certain representations and warranties to the Company; and pay the Company a fee of $1.0 million. As of December 31, 2020, the guarantees on behalf of SEACOR Marine totaled $7.0 million.
Other Income (Expense) not included in Segment Profit

	2020	2019	2018
	$’000	$’000	$’000
Interest income	6,193	7,471	8,730
Interest expense	(15,949)	(19,233)	(31,683)
Debt extinguishment gains (losses), net	1,348	(2,244)	(11,626)
Marketable security gains (losses), net	(567)	18,394	(12,431)
	(8,975)	4,388	(47,010)
Interest Income. Interest income in 2020 was $1.3 million lower compared with 2019 primarily due to lower interest rates. Interest income in 2019 was $1.3 million lower compared with 2018 primarily due to lower invested cash balances and lower interest rates.
Interest Expense. Interest expense was $3.3. million lower in 2020 compared with 2019 primarily due to the purchase and redemption of the remaining amounts of the Company's 3.0% Convertible Senor Notes due 2028 (the "3.0% Convertible Senior Notes") in September 2020. Interest expense was $12.5 million lower in 2019 compared with 2018 primarily due to the redemption of the Company's 7.375% Senior Notes due 2019 (the "7.375% Senior Notes") in October 2018, lower outstanding balances on the Company's 3.0% Convertible Senior Notes due to repurchases by the Company and lower outstanding balances on the SEA-Vista 2015 Credit Facility, partially offset by interest on the Company's 3.25% Convertible Senior Notes due 2030 (the"3.25% Convertible Senior Notes") issued in May 2018.
Debt Extinguishment Gains (Losses), Net. During 2020, the Company purchased $12.9 million in principal amount of its 2.5% Convertible Senior Notes due 2027 for total consideration of $10.9 million resulting in debt extinguishment gains of $1.9 million. Additionally, during 2020 and prior to their redemption, the Company purchased $15.6 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $15.4 million. On September 14, 2020, the Company redeemed the remaining $34.5 million aggregate outstanding principal amount of its 3.0% Convertible Senior Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest through the date of redemption. These transactions collectively resulted in debt extinguishment losses of $0.6 million.
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
Marketable Security Gains (Losses), Net. Marketable security gains (losses) in all periods relate to marking-to-market the Company's long marketable security positions. In 2019 and 2018 the marketable security gains (losses), net primarily related to marking-to-market the Company's long marketable security position in Dorian LPG Ltd ("Dorian"), a publicly traded company listed on the New York Stock Exchange under the symbol “LPG.” During 2019, the Company sold the remainder of its Dorian common stock and its current marketable security portfolio primarily consists of investments in energy, marine, transportation and other related businesses.
Income Taxes
The Company’s effective income tax rate in 2020, 2019, and 2018 was (27.0)%, 20.0% and 9.2%, respectively. See Part IV “Note 9. Income Taxes” included in this Annual Report on Form 10-K for additional information.
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
The Company's capital commitments as of December 31, 2020 by year of expected payment were as follows (in thousands):

	2021	2022	Total
Ocean Services	$34,204	$5,103	$39,307
Inland Services	3,700	—	3,700
Other	109	—	109
	$38,013	$5,103	$43,116
Subsequent to December 31, 2020, the Company committed to purchase other property and equipment for $0.2 million.
As of December 31, 2020, the Company had outstanding debt of $277.0 million, net of discounts and issue costs, and letters of credit totaling $1.1 million with various expiration dates through 2027. In addition, as of December 31, 2020, the Company guaranteed payments on behalf of SEACOR Marine totaling $7.0 million, under certain sale-leaseback transactions. These guarantees continue to be contingent obligations of the Company because the beneficiary of the guarantees did not release the Company from its obligations in connection with the Spin-off and decline as payments are made by SEACOR Marine on the underlying obligations. The Company earns a fee from SEACOR Marine of 0.5% per annum on the amount of the obligations under these guarantees.
As of December 31, 2020, the holders of the Company’s 2.5% Convertible Senior Notes ($51.6 million outstanding) and 3.25% Convertible Senior Notes ($117.8 million outstanding) may require the Company to repurchase such notes on December 19, 2022 and May 15, 2025, respectively, pursuant to the indentures governing such notes. The Company’s long-term debt maturities, assuming the holders of the aforementioned convertible senior notes require the Company to repurchase such notes on their applicable put dates, are as follows (in thousands):

2021	$12,838
2022	64,068
2023	12,348
2024	82,224
2025	120,017
Years subsequent to 2025	5,499
$296,994

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Common Stock, 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes collectively the ("Securities"), through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of December 31, 2020, the Company’s remaining repurchase authority for the Securities was $102.2 million.
As of December 31, 2020, the Company held balances of cash, cash equivalents, restricted cash, restricted cash equivalents and marketable securities totaling $74.4 million. Additionally, the Company had $205.0 million available under its revolving credit facilities.
Summary of Cash Flows

	2020	2019	2018
	$ ’000	$ ’000	$ ’000
Cash provided by or (used in):
Operating Activities	37,583	119,273	49,428
Investing Activities	(34,626)	(32,568)	80,492
Financing Activities	(14,687)	(155,471)	(224,799)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	108	(2)	(137)
Net Decrease in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(11,622)	(68,768)	(95,016)
Operating Activities
Cash flows provided by operating activities decreased $81.7 million during 2020 compared with 2019 and increased $69.8 million during 2019 compared with 2018. The components of cash flows provided by (used in) operating activities during the years ended December 31, were as follows:

	2020	2019	2018
	$ ’000	$ ’000	$ ’000
Operating income before depreciation, amortization and gains on asset dispositions, net	92,473	110,816	140,995
Changes in operating assets and liabilities before interest and income taxes	(53,111)	(37,619)	(46,574)
Purchases of marketable securities	(228)	(5,752)	—
Proceeds from sales of marketable securities	—	46,526	14
Dividends received from 50% or less owned companies	2,103	100	5,907
Interest paid, excluding capitalized interest (1)	(10,992)	(12,903)	(26,880)
Income taxes (paid) refunded, net	(13,802)	3,448	(27,166)
Other(2)	21,140	14,657	3,132
Total cash flows provided by operating activities	37,583	119,273	49,428
_____________________
(1)During 2020, 2019 and 2018, capitalized interest paid and included in purchases of property and equipment was $0.4 million, $0.1 million and $0.2 million, respectively.
(2)Primarily includes interest income, amortization of stock award expense and bad debt expense.
Operating income before depreciation, amortization and gains on asset dispositions and impairments, net decreased $18.3 million during 2020 compared with 2019 and decreased $30.2 million during 2019 compared with 2018. See “Consolidated Results of Operations” included above for a discussion of the results for each of the Company’s business segments.
During 2020, cash provided by operating activities included $0.2 million used to purchase marketable security long positions. During 2019, cash provided by operating activities included $46.5 million received from the sale of marketable security long positions and $5.8 million of cash used to purchase long marketable securities.
Investing Activities
During 2020, net cash used in investing activities of continuing operations was $34.6 million primarily as follows:
•Capital expenditures were $31.5 million primarily related to progress payments toward the construction of four U.S.-flag harbor tugs; the delivery of six inland river dry-cargo barges and one inland river towboat, and the purchase of machinery and equipment.
•The Company sold one U.S.-flag bulk carrier, one U.S.-flag offshore tug, 39 inland river dry-cargo barges and other equipment for cash proceeds of $16.5 million.

•The Company made investments in, and advances to, 50% or less owned companies of $9.0 million including $6.8 million to Rail Ferry Vessel Holdings LLC (“RF Vessel Holdings”), $1.0 million to Golfo de Mexico Rail Ferry Holdings LLC (“Golfo de Mexico”) and $1.2 million to VA&E.
•The Company received repayments on advances of $1.5 million from its 50% or less owned company VA&E.
•The Company received net payments on third-party leases and notes receivables of $0.2 million.
•The Company acquired Helix Media Pte. Ltd., Navigate Response (Asia) Pte. Ltd., Navigate PR Ltd. and Navigate Response Limited (collectively "Navigate"), Weber Marine LLC ("Weber") and certain other equipment from entities controlled by the previous owners of Weber. The aggregate purchase price for the Weber and Navigate acquisitions was $25.9 million, including $12.4 million in cash, net of cash acquired of $1.4 million, a note payable of $9.9 million and $1.8 million in contingent consideration.
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
•The Company made investments in, and advances to, 50% or less owned companies of $6.0 million including $4.7 million to RF Vessel Holdings, $0.5 million to Golfo de Mexico, $0.5 million to VA&E and $0.3 million to SCF Bunge Marine.
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
Financing Activities
During 2020, net cash used in financing activities of continuing operations was $14.7 million. The Company:
•purchased $15.6 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $15.4 million;
•redeemed the remaining $34.5 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $34.5 million;
•purchased $12.9 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $10.9 million;
•made scheduled repayments of $10.0 million under the SEA-Vista 2019 Credit Facility;
•made other scheduled payments on long-term debt of $0.9 million;
•borrowed $20.0 million under the SEACOR Revolving Credit Facility;
•received proceeds of $33.7 million from the sale leaseback of three U.S.-flag harbor tugs;
•made payments on other long-term financial liabilities of $0.8 million;

•acquired 41,600 shares of Common Stock for treasury for an aggregate purchase price of $1.4 million;
•acquired 17,730 shares of Common Stock for treasury for an aggregate purchase price of $0.6 million from its employees to cover their tax withholding obligations related to the vesting of equity awards. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors; and
•received $6.2 million from share award plans.
During 2019, net cash used in financing activities of continuing operations was $155.5 million. The Company:
•purchased $57.2 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $56.2 million;
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
•received $6.9 million from share award plans; and
•paid $107.7 million in cash and issued 1,500,000 shares of Common Stock to acquire the remaining interests in SEA-Vista it did not already own.
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
Off-Balance Sheet Arrangements
On occasion, the Company and its partners will guarantee certain obligations on behalf of their 50% or less owned companies or former subsidiaries. As of December 31, 2020, the Company guaranteed payments on behalf of SEACOR Marine totaling $7.0 million, under certain sale-leaseback transactions. These guarantees continue to be contingent obligations of the Company because the beneficiary of the guarantees did not release the Company from its obligations in connection with the Spin-off and decline as payments are made by SEACOR Marine on the underlying obligations. The Company earns a fee from SEACOR Marine of 0.5% per annum on the amount of the obligations under these guarantees.
Contractual Obligations and Commercial Commitments
The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2020 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Contractual Obligations:
Long-term Debt (including principal and interest)(1)	350,642	20,485	39,300	96,645	194,212
Capital Purchase Obligations(2)	43,116	38,013	5,103	—	—
Operating Leases(3)	130,783	42,215	45,673	27,812	15,083
Purchase Obligations(4)	7,715	7,383	332	—	—
Other(5)	2,052	1,889	163	—	—
	534,308	109,985	90,571	124,457	209,295
Other Commercial Commitments:
Letters of Credit	1,140	344	—	175	621
	535,448	110,329	90,571	124,632	209,916
______________________
(1)Estimated interest payments of the Company’s borrowings are based on contractual terms and maturities. As of December 31, 2020, the holders of the Company’s 2.5% Convertible Senior Notes ($51.6 million outstanding) and 3.25% Convertible Senior Notes ($117.8 million outstanding) may require the Company to repurchase the notes on December 19, 2022 and May 15, 2025, respectively. For purposes of this table, the Company has assumed holders of these notes will not exercise this option. See table in “General” above for the Company’s long-term debt principal maturities assuming the holders of the aforementioned convertible notes require the Company to repurchase the notes on those dates.
(2)Capital purchase obligations represent commitments for the purchase of property and equipment. These commitments are not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2020 as the Company has not yet received the goods or taken title to the property.
(3)Operating leases include leases of petroleum and chemical carriers, inland river towboats, harbor tugs, barges, and other property with an initial term in excess of one year.
(4)These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by the Company’s vendors within a short period of time.
(5)Other primarily includes contingent consideration arising from business acquisitions.
Debt Securities and Credit Agreements
Information about the Company’s debt securities and credit agreements is included in Part IV “Note 6. Long-Term Debt” of this Annual Report on Form 10-K.
Effects of Inflation
The Company’s operations expose it to the effects of inflation. In the event that inflation becomes a significant factor in the world economy, inflationary pressures could result in increased operating and financing costs.

Contingencies
Information about the Company's contingencies is included in Part IV "Note 17. Commitments and Contingencies" of this Annual Report on Form 10-K.
Related Party Transactions
The Company manages barge pools as part of its Inland Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Companies controlled by Mr. Fabrikant, the Executive Chairman and Chief Executive Officer of SEACOR, and trusts established for the benefit of Mr. Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. During the years ended December 31, 2020, 2019 and 2018, Mr. Fabrikant and his affiliates earned $0.6 million, $0.5 million and $0.9 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2020 and 2019, the Company owed Mr. Fabrikant and his affiliates $0.4 million and $0.1 million, respectively, for undistributed net barge pool results.
Mr. Fabrikant is a director of SEACOR Marine. Prior to 2020, the Company provided certain transition services to SEACOR Marine in connection with the Spin-off and the total amount earned from these transition services during the years ended December 31, 2019 and 2018 was $0.6 million and $4.6 million, respectively.
During the year ended December 31, 2020, the Company reached an agreement with SEACOR Marine to allow SEACOR Marine to carryback certain of its tax net operating losses ("NOLs") to tax years in which SEACOR Marine was part of the Company's consolidated tax group. The carrybacks are allowed as a result of the CARES Act. In exchange for allowing SEACOR Marine to carryback its NOLs, SEACOR Marine agreed to: deposit certain of the tax refunds into a controlled deposit account to cash collateralize certain guarantees the Company made on behalf of SEACOR Marine (see Note 6); prepay its sublease with the Company for office space; provide certain representations and warranties to the Company; and pay the Company a fee of $1.0 million, which is included in other, net in the accompanying consolidated statements of income.
Critical Accounting Policies
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
As of December 31, 2020, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

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
Critical Accounting Estimates
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. As of December 31, 2020, substantially all of the Company’s goodwill is related to Witt O’Brien’s. The Company performs an annual impairment test of goodwill on October 1 of each year and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill, related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including projections of future cash flows, revenues and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. Although the Company believes its assumptions and estimates are reasonable, the Company’s actual performance against its estimates could produce different results and lead to impairment charges in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2020, a subsidiary of the Company whose functional currency is the Colombian peso had intercompany capital lease obligations of $20.1 million (68.9 billion Colombian pesos). A 10% weakening in the exchange rate of the Colombian peso against the U.S. dollar as of December 31, 2020 would result in foreign currency losses of $1.6 million, net of tax.
The Company has foreign currency exchange risks related to its barge operations conducted on rivers located in Colombia where its functional currencies are the Colombian peso. Net consolidated assets of 13.0 billion Colombian pesos ($3.8 million) are included in the Company’s consolidated balance sheets as of December 31, 2020. A 10% strengthening in the exchange rate of the Colombian peso against the U.S. dollar as of December 31, 2020, would increase other comprehensive loss by $0.3 million, net of tax, due to translation.
The Company has foreign currency exchange risks related to its crisis communications company located in the U.K.and Singapore where its functional currencies are the Pound sterling and Singapore dollar, respectively. Net consolidated assets of £1.6 million ($2.2 million) and S$1.9 million ($1.4 million), respectively are included in the Company’s consolidated balance sheets as of December 31, 2020. A 10% strengthening in the exchange rate of the Pound sterling and the Singapore dollar against the U.S. dollar as of December 31, 2020, would increase other comprehensive income by $0.1 million and $0.1 million, net of tax, respectively, due to translation.
As of December 31, 2020, the Company held marketable securities with a fair value of $7.6 million consisting of equity securities. A 10% decline in the value of the Company’s investments in marketable securities as of December 31, 2020 would result in marketable securities losses of $0.6 million, net of tax.
The Company’s outstanding debt is primarily in fixed interest rate instruments. Although the fair value of these debt instruments will vary with changes in interest rates, the Company’s operations are not significantly affected by interest rate fluctuations. As of December 31, 2020, the Company had variable rate debt instruments (due 2023 through 2024) totaling $110.5 million that calls for the Company to pay interest based on LIBOR plus applicable margins. The interest rates reset either monthly or quarterly. As of December 31, 2020, the average interest rate on these variable rate borrowings was 2.2%.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes are included in Part IV of this Form 10-K and incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2020. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
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
Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2020 based on the updated framework set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by the Company’s independent auditor, Grant Thornton LLP, a registered certified public accounting firm, and its attestation report thereon is included in Part IV of this Annual Report on Form 10-K and incorporated herein by reference. Grant Thornton LLP also audited the Company’s consolidated financial statements, as stated in its report accompanying the consolidated financial statements included in Part IV of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended December 31, 2020 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
SEACOR Holdings Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of SEACOR Holdings Inc., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SEACOR Holdings Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of SEACOR Holdings Inc., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Trailer Bridge, Inc., a joint venture, the investment in which is accounted for by the equity method of accounting. The investment in Trailer Bridge, Inc. was $54,739,661 and $56,770,417, respectively, of consolidated total assets as of December 31, 2020 and 2019, and the equity in its net income/(loss) for each of the three years ended December 31, 2020 which was $(1,604,298), $321,428 and $7,141,529, respectively, of consolidated net income. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Trailer Bridge, Inc., is based solely on the report of other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Investment in 50% or less owned company
As described in Notes 1 and 4 to the consolidated financial statements, the Company has an investment in a 50% or less owned company in the amount of approximately $29 million. This investment is reviewed at least quarterly by the Company to assess whether there is an other-than-temporary decline in the carrying value of the investment. The Company considers financial performance and returns as well as the value of underlying collateral in determining the estimated fair value of the investment. We identified that the recoverability of one investment included within investments in 50% or less owned companies as a critical audit matter.

The principal considerations for our determination that this investment being recoverable was a critical audit matter is that the company is located in a foreign jurisdiction and has had significant losses in the current period and prior periods. The determination of recoverability of the investment requires management to utilize subjective assumptions to estimate the fair value of the investment. This estimation process required a high degree of auditor judgment and an increased extent of effort, including the need to involve valuation specialists.
Our audit procedures related to this investment being recoverable included the following, among others. We evaluated the design and tested the operating effectiveness of key controls relating to management’s impairment assessment process. We reviewed the impairment analysis prepared by management. We involved valuation professionals with the specialized skills and knowledge to review the valuation models used by management as well as key assumptions.
Certain Vessel Impairment Assessments
As described in Note 1 to the consolidated financial statements, the Company has a vessel included in property and equipment in the amount of approximately $90 million. This vessel is reviewed at least quarterly by the Company for impairment assessment. The Company considers historical and projected financial performance and returns as well as information from the industry. We identified the impairment assessment of this vessel within property and equipment as a critical audit matter.
The principal considerations for our determination that the impairment assessment of this vessel was a critical audit matter is that it has had more than normal or anticipated repairs and has had lower than anticipated charter rates and utilization over the past year. The impairment assessment of the vessel requires management to utilize subjective assumptions to estimate the undiscounted cash flows of the vessel. This estimation process required a high degree of auditor judgment and an increased extent of effort.
Our audit procedures related to the impairment assessment of this vessel included the following, among others. We evaluated the design and tested the operating effectiveness of key controls relating to management’s impairment assessment process. We reviewed undiscounted cash flow forecasts prepared by management and tested the key assumptions utilized.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2017.
Fort Lauderdale, Florida
February 25, 2021

SEACOR HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$65,703	$77,222
Restricted cash and restricted cash equivalents	1,119	1,222
Marketable securities	7,597	7,936
Receivables:
Trade, net of allowance for doubtful accounts of $6,060 and $2,871 in 2020 and 2019, respectively	246,911	194,022
Other	71,453	38,881
Inventories	2,933	5,255
Prepaid expenses and other	8,615	6,971
Total current assets	404,331	331,509
Property and Equipment:
Historical cost	1,441,871	1,442,382
Accumulated depreciation	(647,679)	(624,024)
Net property and equipment	794,192	818,358
Operating Lease Right-of-Use Assets	117,097	144,539
Investments, at Equity, and Advances to 50% or Less Owned Companies	155,399	157,108
Goodwill	32,677	32,701
Intangible Assets, Net	20,123	20,996
Other Assets	8,285	7,761
	$1,532,104	$1,512,972
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$12,839	$58,854
Current portion of long-term operating lease liabilities	37,599	36,011
Current portion of other long-term financial liabilities	1,491	—
Accounts payable and accrued expenses	55,816	57,595
Accrued wages and benefits	24,076	20,730
Accrued interest	861	1,030
Accrued income taxes	792	—
Accrued capital, repair and maintenance expenditures	1,051	3,213
Other current liabilities	47,829	32,528
Total current liabilities	182,354	209,961
Long-Term Debt	264,205	255,612
Long-Term Operating Lease Liabilities	79,419	108,295
Other Long-Term Financial Liabilities	31,324	—
Deferred Income Taxes	110,915	105,661
Deferred Gains and Other Liabilities	18,470	20,929
Total liabilities	686,687	700,458
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized; 41,113,746 and 40,819,892 shares issued in 2020 and 2019, respectively	411	408
Additional paid-in capital	1,671,869	1,661,002
Retained earnings	540,417	517,106
Shares held in treasury of 20,640,893 and 20,643,724 in 2020 and 2019, respectively, at cost	(1,365,938)	(1,365,792)
Accumulated other comprehensive loss, net of tax	(2,148)	(998)
	844,611	811,726
Noncontrolling interests in subsidiaries	806	788
Total equity	845,417	812,514
	$1,532,104	$1,512,972

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	For the years ended December 31,
	2020	2019	2018
Operating Revenues	$753,826	$799,966	$835,750
Costs and Expenses:
Operating	548,040	583,332	591,848
Administrative and general	113,313	105,818	102,907
Depreciation and amortization	70,553	68,571	74,579
	731,906	757,721	769,334
Gains on Asset Dispositions, Net	10,735	2,910	19,583
Operating Income	32,655	45,155	85,999
Other Income (Expense):
Interest income	6,193	7,471	8,730
Interest expense	(15,949)	(19,233)	(31,683)
Debt extinguishment gains (losses), net	1,348	(2,244)	(11,626)
Marketable security gains (losses), net	(567)	18,394	(12,431)
Foreign currency losses, net	(382)	(312)	(2,264)
Other, net	3,094	(134)	54,964
	(6,263)	3,942	5,690
Income Before Income Tax Expense (Benefit) and Equity in Losses of 50% or Less Owned Companies	26,392	49,097	91,689
Income Tax Expense (Benefit):
Current	19,275	1,660	23,928
Deferred	(26,397)	8,169	(15,513)
	(7,122)	9,829	8,415
Income Before Equity Losses of 50% or Less Owned Companies	33,514	39,268	83,274
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(10,183)	(5,250)	(72)
Net Income	23,331	34,018	83,202
Net Income attributable to Noncontrolling Interests in Subsidiaries	20	7,244	25,054
Net Income attributable to SEACOR Holdings Inc.	$23,311	$26,774	$58,148

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$1.17	$1.41	$3.22
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$1.16	$1.38	$3.04
Weighted Average Common Shares Outstanding:
Basic	19,992,375	18,949,981	18,080,778
Diluted	21,106,745	20,306,332	19,575,689

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2020	2019	2018
Net Income	$23,331	$34,018	$83,202
Other Comprehensive Loss:
Foreign currency translation losses, net	(194)	(83)	(406)
Reclassification of foreign currency translation losses to foreign currency gains (losses), net	—	—	15
Derivative gains (losses) on cash flow hedges	(957)	67	—
	(1,151)	(16)	(391)
Income tax (expense) benefit	1	(68)	22
	(1,150)	(84)	(369)
Comprehensive Income	22,181	33,934	82,833
Comprehensive Income attributable to Noncontrolling Interests in Subsidiaries	20	7,244	25,054
Comprehensive Income attributable to SEACOR Holdings Inc.	$22,161	$26,690	$57,779

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Year Ended December 31, 2017	$387	$1,573,013	$419,128	$(1,368,300)	$(545)	$129,678	$753,361
Impact of adoption of accounting principle	—	—	(2,467)	—	—	—	(2,467)
December 31, 2017, As adjusted	387	1,573,013	416,661	(1,368,300)	(545)	129,678	750,894
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,527	—	—	1,527
Exercise of stock options	2	6,881	—	—	—	—	6,883
Director stock awards	—	140	—	—	—	—	140
Restricted stock	1	(1)	—	—	—	—	—
Exercise of conversion option in convertible debt	—	12,735	—	—	—	—	12,735
Purchase of conversion option in convertible debt, net of tax	—	(33)	—	—	—	—	(33)
Amortization of share awards	—	3,907	—	—	—	—	3,907
Purchase of subsidiary shares from noncontrolling interests, net of tax	—	—	—	—	—	(29)	(29)
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	96	96
Distributions to noncontrolling interests	—	—	—	—	—	(5,111)	(5,111)
Net Income	—	—	58,148	—	—	25,054	83,202
Other comprehensive loss	—	—	—	—	(369)	—	(369)
Year Ended December 31, 2018	390	1,596,642	474,809	(1,366,773)	(914)	149,688	853,842
Impact of adoption of accounting principle	—	—	15,523	—	—	9,836	25,359
December 31, 2018, As adjusted	390	1,596,642	490,332	(1,366,773)	(914)	159,524	879,201
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,695	—	—	1,695
Exercise of stock options	1	5,243	—	—	—	—	5,244
Director stock awards	—	97	—	—	—	—	97
Restricted stock	2	(2)	—	—	—	—	—
Purchase of conversion option in convertible debt, net of tax	—	(115)	—	—	—	—	(115)
Purchase of treasury shares	—	—	—	(525)	—	—	(525)
Amortization of share awards	—	5,134	—	—	—	—	5,134
Cancellation of restricted stock	—	189	—	(189)	—	—	—
Purchase of subsidiary shares from noncontrolling interests, net of tax	15	53,814	—	—	—	(160,818)	(106,989)
Distributions to noncontrolling interests	—	—	—	—	—	(5,162)	(5,162)
Net Income	—	—	26,774	—	—	7,244	34,018
Other comprehensive loss	—	—	—	—	(84)	—	(84)
Year Ended December 31, 2019	408	1,661,002	517,106	(1,365,792)	(998)	788	812,514
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,815	—	—	1,815
Exercise of stock options	1	4,431	—	—	—	—	4,432
Director stock awards	—	72	—	—	—	—	72
Restricted stock	2	(2)	—	—	—	—	—
Purchase of treasury shares	—	—	—	(1,961)	—	—	(1,961)
Amortization of share awards	—	6,366	—	—	—	—	6,366
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net Income	—	—	23,311	—	—	20	23,331
Other comprehensive loss	—	—	—	—	(1,150)	—	(1,150)
Year Ended December 31, 2020	$411	$1,671,869	$540,417	$(1,365,938)	$(2,148)	$806	$845,417

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net Income	$23,331	$34,018	$83,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,553	68,571	74,579
Amortization of operating lease right-of-use assets	44,732	42,863	—
Amortization of deferred gains on sale leaseback transactions	—	—	(12,774)
Debt discount and issuance cost amortization, net	5,126	6,484	7,829
Amortization of share awards	6,366	5,134	3,907
Director stock awards	72	97	140
Bad debt expense	5,261	2,322	2,067
Gains on asset dispositions and impairments, net	(10,735)	(2,910)	(19,583)
Debt extinguishment (gains) losses, net	(1,348)	2,244	11,626
Marketable security (gains) losses, net	567	(18,394)	12,431
Purchases of marketable securities	(228)	(5,752)	—
Proceeds from sale of marketable securities	—	46,526	14
Foreign currency losses, net	382	312	2,264
Deferred income tax expense (benefit)	(26,397)	8,169	(15,513)
Equity in losses of 50% or less owned companies, net of tax	10,183	5,250	72
Dividends received from 50% or less owned companies	2,103	100	5,907
Other, net	—	—	(53,902)
Changes in operating assets and liabilities:
Increase in receivables	(62,579)	(30,686)	(63,764)
Increase in prepaid expenses and other assets	(4,013)	(6,698)	(1,577)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(25,793)	(38,377)	12,503
Net cash provided by operating activities	37,583	119,273	49,428
Cash Flows from Investing Activities:
Purchases of property and equipment	(31,525)	(37,786)	(50,272)
Proceeds from disposition of property and equipment	16,509	2,452	16,100
Investments in and advances to 50% or less owned companies	(8,968)	(5,960)	(20,586)
Return of investments and advances from 50% or less owned companies	1,536	3,677	8,988
Proceeds on sale of 50% or less owned companies	—	—	78,015
Payments received on third party leases and notes receivable, net	238	1,141	506
Withdrawals from construction reserve funds	—	3,908	47,431
Business acquisitions, net of cash acquired	(12,416)	—	310
Net cash provided by (used in) investing activities	(34,626)	(32,568)	80,492
Cash Flows from Financing Activities:
Payments on long-term debt	(71,786)	(169,625)	(225,541)
Proceeds from issuance of long-term debt, net of issue costs	20,000	120,740	(2,495)
Purchase of conversion option in convertible debt	—	(146)	(33)
Proceeds from other long-term financial liabilities	33,662	—	—
Payments of other long-term financial liabilities	(847)	—	—
Common stock acquired for treasury	(1,961)	(525)	—
Proceeds from share award plans	6,247	6,939	8,410
Purchase of subsidiary shares from noncontrolling interests	—	(107,692)	(29)
Distributions to noncontrolling interests	(2)	(5,162)	(5,111)
Net cash used in financing activities	(14,687)	(155,471)	(224,799)
Effects of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	108	(2)	(137)
Net Decrease in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(11,622)	(68,768)	(95,016)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Year	78,444	147,212	242,228
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Year	66,822	78,444	147,212
Restricted Cash and Restricted Cash Equivalents, End of Year	1,119	1,222	2,991
Cash and Cash Equivalents, End of Year	$65,703	$77,222	$144,221
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
Ocean Transportation & Logistics Services (“Ocean Services”). Ocean Services owns and operates a diversified fleet of bulk transportation, port and infrastructure, and logistics assets, including U.S. coastwise eligible vessels and vessels trading internationally. Ocean Services owns and operates U.S.-flag petroleum and chemical carriers servicing the U.S. coastwise crude oil, petroleum products and chemical trades. Ocean Services’ dry bulk vessels operate in the U.S. coastwise trade. Ocean Services’ port and infrastructure services includes assisting deep-sea vessels docking in U.S. Gulf and East Coast ports, providing ocean towing services between U.S. ports, providing oil terminal support and bunkering operations in St. Eustatius and the Bahamas and providing vessel husbandry services to the U.S. military. Ocean Services’ logistics assets and services include U.S.-flag Pure Car/Truck Carriers (“PCTCs”) operating globally under the U.S. Maritime Security Program (“MSP”) and liner, short-sea, rail car and project cargo transportation and logistics solutions to and from ports in the Southeastern United States, the Caribbean (including Puerto Rico), the Bahamas and Mexico, as well as ‘door-to-door’ solutions for certain customers. Ocean Services also provides technical ship management services for third-party vessel owners. Ocean Services contributed 51%, 53% and 50% of the Company's consolidated operating revenues during the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2020, one Ocean Services customer (U.S. Federal Government) accounted for $76.6 million, or 10%, of the Company's consolidated operating revenues.
Inland Transportation & Logistics Services (“Inland Services”). Inland Services provides customer supply chain solutions with its domestic river transportation equipment, fleeting services and high-speed multi-modal terminal locations adjacent to and along the U.S. Inland Waterways, primarily in the St. Louis, Memphis, Baton Rouge and New Orleans areas. Inland Services operates under the SCF name. SCF’s barges are primarily used for moving agricultural and industrial commodities and containers on the U.S. Inland Waterways, including the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Internationally, Inland Services owns inland river liquid tank barges that operate on the Magdalena River in Colombia. These barges primarily transport petroleum products with the ability to move agricultural and industrial commodities and containers. Inland Services also has a 50% noncontrolling interest in dry-cargo barge operations on the Parana-Paraguay Waterway in Brazil, Bolivia, Paraguay, Argentina and Uruguay primarily transporting agricultural and industrial commodities, a 63% noncontrolling interest in towboat operations on the U.S. Inland Waterways and a 50% noncontrolling interest in grain terminals/elevators in the Midwest and/or along the U.S. Inland Waterways. Inland Services contributed 36%, 33% and 34% of the Company's consolidated operating revenues during the years ended December 31, 2020, 2019 and 2018, respectively.
Witt O’Brien’s. Witt O’Brien’s provides crisis and emergency management services for both the public and private sectors. These services strengthen clients’ resilience and assist their response to natural and man-made disasters by enhancing their ability to prepare for, respond to and recover from such disasters, while mitigating the impact of future disruptions on operations and helping communities build back stronger. Witt O’Brien’s contributed 12%, 13% and 16% of the Company's consolidated operating revenues during the years ended December 31, 2020, 2019 and 2018, respectively.
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

Merger Agreement. On December 4, 2020, SEACOR entered into a definitive merger agreement (the “Merger Agreement”) with an affiliate of American Industrial Partners to acquire the Company in a take-private transaction. Pursuant to the terms of the Merger Agreement, which was entered into among Safari Parent, Inc. (“Parent”), Safari Merger Subsidiary, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), and SEACOR, on December 18, 2020, Merger Sub commenced a tender offer (the “Offer”) to acquire all (subject to limited exceptions) of the issued and outstanding shares of SEACOR’s common stock, par value $0.01 per share (“Common Stock”) at a price of $41.50 per share (the “Offer Price”). The obligation of Merger Sub to consummate the Offer is subject to the satisfaction or waiver of customary conditions, including that at least 66 2/3% of the total number of shares of SEACOR’s Common Stock outstanding at the expiration of the Offer have been validly tendered and not validly withdrawn prior to the expiration of the Offer (the “Minimum Tender Condition”). Under the terms of the Merger Agreement and assuming all conditions to the consummation of the Offer have been met, following the consummation of the Offer, Merger Sub will merge with and into SEACOR pursuant to Section 251(h) of the Delaware General Corporation Law, with SEACOR being the surviving corporation (the “Merger”).
The Offer was initially scheduled to expire one minute after 11:59 p.m., Eastern Time, on January 21, 2021. At the initial scheduled expiration time of the Offer, the Minimum Tender Condition was not satisfied. Under the terms of the Merger Agreement, if on or prior to any then-scheduled expiration date of the Offer any of the conditions to the Offer (including the Minimum Tender Condition) have not been satisfied or waived, Merger Sub is required to extend the Offer for additional periods of up to ten business days per extension to permit such condition to be satisfied, until the earlier of (i) the termination of the Merger Agreement in accordance with its terms or (ii) April 5, 2021 (the “End Date”). Since the initial expiration date of the Offer, Merger Sub has successively extended the expiration date on a number of occasions to allow additional time to meet the Minimum Tender Condition, but such condition has not yet been satisfied. The Offer was last extended to 5:00 p.m., Eastern Time, on February 26, 2021.
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
The Company employs the equity method of accounting for investments in 50% or less owned companies that it does not control but has the ability to exercise significant influence over the operating and financial policies of the business venture. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of a business venture but may exist when the Company’s ownership percentage is less than 20%. In certain circumstances, the Company may have an economic interest in excess of 50% but may not control and consolidate the business venture. Conversely, the Company may have an economic interest less than 50% but may control and consolidate the business venture. The Company reports its investments in and advances to these business ventures in the accompanying consolidated balance sheets as investments, at equity, and advances to 50% or less owned companies. The Company reports its share of earnings or losses from investments in 50% or less owned companies in the accompanying consolidated statements of income as equity in losses of 50% or less owned companies, net of tax.
The Company employs the cost method of accounting for investments in 50% or less owned companies it does not control or exercise significant influence. These investments in private companies are carried at cost and are adjusted only for capital distributions and other-than-temporary declines in fair value.
Acquisition of Noncontrolling Interest. On August 2, 2019, the Company, through certain subsidiaries, became the sole owner of the SEA-Vista joint venture by acquiring the 49% interest (the “Remaining SEA-Vista Interest”) that had been owned by ACP III Tankers, LLC (the "Seller"), an affiliate of Avista Capital Partners. As consideration for the Remaining SEA-Vista Interest, SEACOR issued 1,500,000 shares of Common Stock to the Seller (the "Consideration Shares") and the Company paid $107.7 million in cash, inclusive of expenses related to the transaction (see Notes 12 and 13).
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

Adoption of New Accounting Standards. On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Topic 842, Leases (“Topic 842”) using a modified prospective approach and implemented internal controls and systems to enable the preparation of financial information upon adoption. The Company elected the available practical expedients permitted under the guidance including the option to not separate lease and nonlease components in calculating the right-of-use assets and corresponding lease liabilities and to not apply the recognition requirements of Topic 842 to short-term leases (leases that have a duration of twelve months or less at lease inception). Generally, it was not possible for the Company to determine the interest rate implicit in each of its operating leases and therefore used its incremental borrowing rate in calculating operating lease right-of-use assets and lease liabilities. The Company assigned its leases to portfolios based on the remaining term at the time of adoption and applied a single rate to each portfolio of leases as the result was not materially different than using a specific discount rate for each individual lease. The Company included renewal options that were reasonably certain of being exercised in determining the lease term. Upon adoption, the Company recorded operating lease right-of-use assets and lease liabilities of $175.0 million for certain of its equipment, offices, real property and land leases (see Note 7). In addition, the Company recognized a cumulative-effect adjustment of $25.4 million, net of tax, to the opening balance of retained earnings primarily for previously deferred gains related to sale-leaseback transactions.
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
Witt O’Brien’s revenues from contracts with customers primarily arise from time and material contracts and retainer contracts (see Note 18). Witt O’Brien’s transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred. Time and material contracts primarily relate to emergency response, debris management or consulting services that Witt O’Brien’s performs for a predetermined fee. Retainer contracts, which are nearly all with vessel services operators and oil companies, are contracted based on agreed-upon rates.

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
Contract liabilities from contracts with customers arise when the Company has received consideration prior to performance and are included in other current liabilities in the accompanying consolidated balance sheets. The Company’s contract liability activity for the years ended December 31, were as follows (in thousands):

	2020	2019
Balance at beginning of period	$794	$968
Previously deferred revenues recognized upon completion of performance obligations during the period	(794)	(968)
Net contract liabilities arising during the period	596	794
Balance at end of period	$596	$794
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
Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents primarily relates to cash collateral for letters of credit and banking facility requirements. Restricted cash and restricted cash equivalents consist of bank and time deposits.
Marketable Securities. Marketable equity securities and debt securities with readily determinable fair values are reported in the accompanying consolidated balance sheets as marketable securities. These investments are stated at fair value, as determined by their observable market prices, with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income as marketable security gains (losses), net. Short sales of marketable securities are stated at fair value in the accompanying consolidated balance sheets with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income as marketable security gains (losses), net. The company's marketable security positions are primarily in energy, marine, transportation and other related businesses. Marketable securities are classified as trading securities for financial reporting purposes with gains and losses reported as operating activities in the accompanying consolidated statements of cash flows.
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
Other Receivables. Other receivables primarily consists of income tax, bought-in freight and insurance claim receivables. Other receivables also includes amounts due from certain of the Company’s 50% or less owned companies for working capital in excess of working capital advances, which are typically settled monthly in arrears.

Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of income as either derivative gains or losses. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying consolidated statements of income as either derivative gains or losses. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive loss in the accompanying consolidated statements of comprehensive income to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying consolidated statements of income as either derivative gains or losses. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s 50% or less owned companies are also reported as a component of the Company’s other comprehensive loss in proportion to the Company’s ownership percentage, with reclassifications and ineffective portions being included in equity in losses of 50% or less owned companies, net of tax, in the accompanying consolidated statements of income.
Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk associated with its cash, cash equivalents, restricted cash, restricted cash equivalents and derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance of its significant counterparties. The Company is also exposed to concentrations of credit risk relating to its receivables due from customers in the industries described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material.
Inventories. Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of fuel and fuel oil consumed by the Company’s vessels in its Ocean Services and Inland Services business segments. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market. During the years ended December 31, 2020, 2019 and 2018, the Company had no market write-downs of inventory.
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
As of December 31, 2020, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

Petroleum and chemical carriers - U.S.-flag	25
Bulk carriers - U.S.-flag	25
Harbor and offshore tugs	25
Ocean liquid tank barges	25
Short-sea container/RORO(1) vessels	20
Inland river dry-cargo and specialty barges	20
Inland river liquid tank barges	25
Inland river towboats and harbor boats	25
Terminal and fleeting facilities	20
______________________
(1)Roll On/Roll Off.

The Company’s major classes of property and equipment as of December 31, were as follows (in thousands):

	Historical Cost(1)	Accumulated Depreciation	Net Book Value
2020
Ocean Services:
Petroleum and chemical carriers - U.S.-flag	$649,795	$(294,182)	$355,613
Harbor tugs - U.S.-flag	127,709	(51,681)	76,028
Harbor tugs - Foreign-flag	45,379	(18,313)	27,066
Ocean liquid tank barges - U.S.-flag	39,238	(17,694)	21,544
Short-sea container/RORO - Foreign-flag	27,073	(14,121)	12,952
Bulk carriers - U.S.-flag	6,300	(4,700)	1,600
Other(2)	18,632	(6,595)	12,037
Construction in Progress	14,824	—	14,824
	928,950	(407,286)	521,664
Inland Services:
Dry-cargo barges	216,032	(120,825)	95,207
Specialty barges	3,828	(2,783)	1,045
Liquid tank barges	18,898	(4,087)	14,811
Towboats	66,231	(7,329)	58,902
Harbor boats	26,765	(10,762)	16,003
Launch support boats	5,920	(178)	5,742
Terminal and fleeting facilities	108,264	(68,797)	39,467
Other(2)	28,706	(9,335)	19,371
Construction in Progress	4,944	—	4,944
	479,588	(224,096)	255,492
Witt O’Brien’s:
Other(2)	493	(442)	51
Other:
Other(3)	12,139	(4,535)	7,604
Corporate and Eliminations:
Other(2)	20,701	(11,320)	9,381
	$1,441,871	$(647,679)	$794,192
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
During the years ended December 31, 2020, 2019 and 2018, depreciation expense totaled $66.5 million, $65.0 million and $69.9 million, respectively.
Equipment maintenance and repair costs and the costs of routine overhauls, dry-dockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the years ended December 31, 2020, 2019 and 2018, capitalized interest totaled $0.4 million, $0.1 million and $0.2 million, respectively.
As of December 31, 2020, the Company’s construction in progress totaling $25.1 million primarily consisted of the construction of harbor tugs, inland river towboats and other Inland Services equipment, and is included in historical cost in the accompanying consolidated balance sheets.
Intangible Assets. The Company’s intangible assets primarily arose from business acquisitions (see Note 2) and consist of trademarks and tradenames, customer relationships and acquired contractual rights. These intangible assets are amortized over their estimated useful lives generally ranging from one to 15 years. During the years ended December 31, 2020, 2019 and 2018, the Company recognized amortization expense of $4.1 million, $3.6 million and $4.7 million, respectively.

The Company’s intangible assets by type were as follows (in thousands):

	Trademark/ Tradenames	Customer Relationships	Acquired Contractual Rights	Total
	Gross Carrying Value
Year Ended December 31, 2018	$3,324	$15,365	$18,358	$37,047
Acquired intangible assets	—	—	—	—
Year Ended December 31, 2019	3,324	15,365	18,358	37,047
Acquired intangible assets	—	3,078	—	3,078
Foreign currency translation	—	111	—	111
Year Ended December 31, 2020	$3,324	$18,554	$18,358	$40,236

	Accumulated Amortization
Year Ended December 31, 2018	$(2,312)	$(6,428)	$(3,756)	$(12,496)
Amortization expense	(332)	(1,282)	(1,941)	(3,555)
Year Ended December 31, 2019	(2,644)	(7,710)	(5,697)	(16,051)
Amortization expense	(332)	(1,789)	(1,941)	(4,062)
Year Ended December 31, 2020	$(2,976)	$(9,499)	$(7,638)	$(20,113)
Weighted average remaining contractual life, in years	1.0	5.7	6.2	5.9
Future amortization expense of intangible assets for each of the years ended December 31, is as follows (in thousands):

2021	$4,215
2022	3,510
2023	3,496
2024	3,477
2025	2,485
Years subsequent to 2025	2,940
$20,123
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the years ended December 31, 2020, 2019 and 2018, the Company did not recognize any impairment charges related to its property and equipment held for use.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the years ended December 31, 2020 and 2019, the Company did not recognize any impairment charges related to its 50% or less owned companies. During the year ended December 31, 2018, the Company recognized impairment charges of $0.1 million related to one of its 50% or less owned companies, which is included in equity in losses of 50% or less owned companies, net of tax in the accompanying consolidated statements of income (see Note 4).

Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. As of December 31, 2020, substantially all of the Company’s goodwill is related to Witt O’Brien’s. The Company performs an annual impairment test of goodwill on October 1 of each year and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill, related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including projections of future cash flows, revenues and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. Although the Company believes its assumptions and estimates are reasonable, the Company’s actual performance against its estimates could produce different results and lead to impairment charges in future periods. During the years ended December 31, 2020, 2019 and 2018, the Company did not recognize any impairment charges related to its goodwill.
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

	2020	2019	2018
Balance at beginning of year	$8,768	$39,102	$66,519
Impact of adoption of accounting principle(1)	—	(29,207)	—
Amortization of deferred gains included in operating expenses as a reduction to rental expense	—	—	(12,774)
Amortization of deferred gains included in gains on asset dispositions, net	—	(1,127)	(11,591)
Reclassification of deferred gains into historical cost on reacquired property and equipment	—	—	(3,052)
Balance at end of year	$8,768	$8,768	$39,102
______________________
(1)On January 1, 2019 the Company adopted Topic 842 and reduced deferred gains associated with sale-leaseback transactions through a beginning period retained earnings adjustment.
Deferred Gains – Equipment Sales to the Company’s 50% or Less Owned Companies. A portion of the gains realized from non-financed sales of the Company’s vessels and barges to its 50% or less owned companies was not immediately recognized in income and had been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. Effective January 1, 2009, the Company adopted new accounting rules related to the sale of its vessels and barges to its 50% or less owned companies. In most instances, these sale transactions are now considered a sale of a business in which the Company relinquishes control to its 50% or less owned companies. Subsequent to the adoption of the new accounting rules, gains are deferred only to the extent of the Company’s uncalled capital commitments and are amortized as those commitments lapse or funded amounts are returned. For transactions occurring prior to the adoption of the new accounting rules, gains were deferred and are being amortized based on the Company’s ownership interest, cash received and the applicable equipment’s useful lives. Deferred gain activity related to these transactions for the years ended December 31, was as follows (in thousands):

	2020	2019	2018
Balance at beginning of year	$3,240	$4,562	$5,934
Amortization of deferred gains included in gains on asset dispositions, net	(1,322)	(1,322)	(1,372)
Balance at end of year	$1,918	$3,240	$4,562
Stock Based Compensation. Stock based compensation is amortized to compensation expense on a straight line basis over the requisite service period of the grants using the Black-Scholes valuation model. The Company does not estimate forfeitures in its expense calculations as forfeiture history has been minor.
Foreign Currency Translation. The assets, liabilities and results of operations of certain SEACOR subsidiaries are measured using their functional currency, which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these subsidiaries with SEACOR, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet dates and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements are reported in other comprehensive loss in the accompanying consolidated statements of comprehensive income.

Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Holdings Inc. Stockholders’ Equity
	Foreign Currency Translation Adjustments	Derivative Gains (Losses) on Cash Flow Hedges, net	Total	Other Comprehensive Loss
Year ended December 31, 2017	$(545)	$—	$(545)
Other comprehensive loss	(391)	—	(391)	$(391)
Income tax benefit	22	—	22	22
Year ended December 31, 2018	(914)	—	(914)	$(369)
Other comprehensive income (loss)	(83)	67	(16)	$(16)
Income tax expense	(68)	—	(68)	(68)
Year ended December 31, 2019	(1,065)	67	(998)	$(84)
Other comprehensive loss	(194)	(957)	(1,151)	$(1,151)
Income tax benefit	1	—	1	1
Year ended December 31, 2020	$(1,258)	$(890)	$(2,148)	$(1,150)
Foreign Currency Transactions. Certain SEACOR subsidiaries enter into transactions denominated in currencies other than their functional currency. Gains and losses resulting from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in foreign currency losses, net in the accompanying consolidated statements of income in the period in which the currency exchange rates change.
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

Computations of basic and diluted earnings per common share of SEACOR for the years ended December 31, were as follows (in thousands, except share data):

	Net Income	Average o/s Shares	Per Share
2020
Basic Weighted Average Common Shares Outstanding	$23,311	19,992,375	$1.17
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	38,037
Convertible Securities(2)(3)	1,120	1,076,333
Diluted Weighted Average Common Shares Outstanding	$24,431	21,106,745	$1.16
2019
Basic Weighted Average Common Shares Outstanding	$26,774	18,949,981	$1.41
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	129,250
Convertible Securities(2)(3)	1,273	1,227,101
Diluted Weighted Average Common Shares Outstanding	$28,047	20,306,332	$1.38
2018
Basic Weighted Average Common Shares Outstanding	$58,148	18,080,778	$3.22
Effect of Dilutive Securities:
Options and Restricted Stock(1)	—	267,810
Convertible Securities(2)(3)	1,273	1,227,101
Diluted Weighted Average Common Shares Outstanding	$59,421	19,575,689	$3.04
______________________
(1)For the years ended December 31, 2020, 2019 and 2018, diluted earnings per common share of SEACOR excluded 1,575,867, 827,222 and 333,510, respectively, of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.
(2)For the years ended December 31, 2020, 2019 and 2018, diluted earnings per common share of SEACOR excluded 339,505, 928,464 and 1,946,917 shares, respectively, issuable pursuant to the Company’s 3.0% Convertible Senior Notes (see Note 6) as the effect of their inclusion in the computation would be anti-dilutive.
(3)For the years ended December 31, 2020, 2019 and 2018, diluted earnings per share of SEACOR excluded 1,553,780, 1,553,780 and 983,351 shares, respectively, issuable pursuant to the Company’s 3.25% Convertible Senior Notes (see Note 6) as the effect of their inclusion in the computation would be anti-dilutive.
New Accounting Pronouncements. On June 16, 2016, the FASB issued an amendment to the accounting standards, which replaces the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. The new standard is effective for interim and annual periods beginning after December 15, 2019. The adoption of the new standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
On January 26, 2017, the FASB issued an amendment to the accounting standards, which simplified wording and removed step two of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step two of the goodwill test. The new standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020, with early adoption permitted for interim or annual goodwill impairment tests on testing dates after January 1, 2017. The Company does not expect adoption of the new standard will have a material impact on its consolidated financial position, results of operations or cash flows.
On August 29, 2018, the FASB issued an amendment to the accounting standards, which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customers in a software licensing arrangement. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of the the new standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

On December 18, 2019, the FASB issued an amendment to the accounting standards, which enhances and simplifies various aspects of the income tax accounting guidance including the elimination of certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material impact on its consolidated financial position, results of operations or cash flows.
On August 19, 2020, the FASB issued an amendment to the accounting standards, which simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. Additionally, this new standard amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt the new standard using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. The Company has not yet determined what effect, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.
Reclassification. Certain reclassifications of prior period information have been made to conform with the presentation of the current period information. These reclassifications had no effect on net income or cash flows as previously reported.
2. BUSINESS ACQUISITIONS
Weber. On November 1, 2020, the Company acquired Weber Marine LLC ("Weber"), a fleeting business on the lower Mississippi River and certain other equipment from entities controlled by the previous owners of Weber. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair value resulting in no goodwill being recorded.
Navigate. On February 21, 2020, the Company acquired Helix Media Pte. Ltd., Navigate Response (Asia) Pte. Ltd., Navigate PR Ltd., and Navigate Response Limited (collectively "Navigate"), a global crisis communications network specializing in the international shipping, port and offshore industries. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair value resulting in no goodwill being recorded.
During the year ended December 31, 2020, the aggregate purchase price for the Weber and Navigate acquisitions was $25.9 million, including $12.4 million in cash, net of $1.4 million of cash acquired, a note payable of $9.9 million and $1.8 million in contingent consideration that is payable upon meeting certain specified cash collection and client retention targets for the 24 months following the acquisition date. During the year ended December 31, 2020, the Company paid $0.1 million of the contingent consideration.
Cleancor. On June 1, 2018, the Company acquired a controlling interest in Cleancor, a full service solution provider that delivers clean fuel to end users displacing legacy petroleum-based fuels, through the acquisition of its partners’ 50% equity interest. Immediately prior to consolidation, the Company contributed as capital $1.9 million of notes receivable due from Cleancor. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair value resulting in no goodwill being recorded.
SCA. On March 1, 2018, the Company acquired Strategic Crisis Advisors LLC (“SCA”) a boutique advisory practice. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair value resulting in no goodwill being recorded.
During the year ended December 31, 2018, the aggregate purchase price for the Cleancor and SCA acquisitions was $4.7 million, including $3.2 million in cash and $1.5 million to be paid in two installments. The purchase price includes $0.9 million in contingent consideration that is dependent upon meeting predetermined revenue targets for the twelve months following the acquisition date.

Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisitions for the years ended December 31, was as follows (in thousands):

	2020	2018
Trade and other receivables	$1,539	$1,264
Other current assets	201	170
Investments, at Equity, and Advances to 50% or Less Owned Companies	—	(5,123)
Property and Equipment	20,643	4,382
Intangible Assets	3,078	1,120
Other Assets	—	7
Accounts payable and other accrued liabilities(1)	(150)	(1,609)
Other current liabilities	(2,628)	(439)
Long-Term Debt	(9,900)	—
Other Liabilities	(367)	—
Noncontrolling interests in subsidiaries	—	(82)
Purchase price(2)	$12,416	$(310)
______________________
(1)Amount in 2018 includes $1.5 million of consideration to be paid in two installments.
(2)Purchase price is net of cash acquired totaling $1.4 million and $3.6 million in 2020 and 2018, respectively.
3. EQUIPMENT ACQUISITIONS AND DISPOSITIONS
Equipment Additions. The Company’s capital expenditures were $31.5 million, $37.8 million and $50.3 million during the years ended December 31, 2020, 2019, and 2018, respectively. Major owned equipment placed in service for the years ended December 31, were as follows:

	2020(1)	2019	2018
Harbor tugs - U.S.-flag	—	1	5
Short-sea container/RORO - Foreign-flag	—	—	2
Inland river dry-cargo barges	6	—	—
Inland river towboats	1	2	—
______________________
(1)Excludes eight harbor boats and 22 launch support boats acquired in the Weber acquisition (see Note 2).
Equipment Dispositions. During the year ended December 31, 2020, the Company sold property and equipment for net proceeds of $16.5 million and gains of $9.4 million. In addition, the Company recognized previously deferred gains of $1.3 million. The Company also sold and leased back three U.S.-flag harbor tugs for $33.7 million with original leaseback terms ranging from 72-84 months. The Company determined that these transactions resulted in "failed" sale-leasebacks in accordance with Topic 842 and Topic 606 and, as a result, did not qualify for sale or lease accounting (see Note 8).
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
Major equipment dispositions for the years ended December 31, were as follows:

	2020(1)	2019	2018
Petroleum and chemical carriers - U.S.-flag	—	—	1
Bulk carriers - U.S.-flag	1	—	—
Harbor tugs - U.S.-flag	—	—	1
Offshore tugs - U.S.-flag	1	—	—
Short-sea container/RORO - Foreign-flag	—	1	—
Inland river dry-cargo barges	39	—	32
Inland river specialty barges	—	—	2
______________________
(1)Excludes three U.S.-flag harbor tugs that were disposed of through "failed" sale-leaseback transactions in accordance with Topic 842 and Topic 606 and as a result, do not qualify for sale or lease accounting (see Note 8).

4. INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Investments, at equity, and advances to 50% or less owned companies as of December 31, were as follows (in thousands):

Ownership	2020	2019
Ocean Services:
Trailer Bridge(1)	55.3%	$54,740	$56,770
RF Vessel Holdings	50.0%	21,946	15,878
Golfo de Mexico	50.0%	2,888	3,485
KSM	50.0%	2,613	1,916
82,187	78,049
Inland Services:
SCFCo	50.0%	29,448	33,705
Bunge-SCF Grain	50.0%	14,098	15,112
SCF Bunge Marine(1)	62.5%	4,797	3,990
Other	50.0%	1,972	2,285
50,315	55,092
Witt O’Brien’s:
O’Brien’s do Brazil	50.0%	1,247	1,274
Other:
VA&E	23.8%	9,814	10,448
Avion	39.1%	10,310	10,706
Other	40.0%	–	47.5%	1,526	1,539
21,650	22,693
$155,399	$157,108
______________________
(1)The Company’s ownership percentage represents its economic interest in the 50% or less owned company.
Combined Condensed Financial Information. Summarized financial information for the Company’s investments, at equity, excluding Trailer Bridge, as of and for the years ended December 31, was as follows (in thousands):

	2020	2019
Current assets	$259,498	$234,298
Noncurrent assets	220,967	214,930
Current liabilities	197,419	171,765
Noncurrent liabilities	132,021	118,130

	2020	2019	2018
Operating Revenues	$1,262,122	$1,060,676	$841,203
Costs and Expenses:
Operating and administrative	1,241,841	1,045,132	817,235
Depreciation	14,736	14,995	25,117
	1,256,577	1,060,127	842,352
Gains on Asset Dispositions, Net	76	—	38
Operating Income (Loss)	$5,621	$549	$(1,111)
Net Loss	$(18,109)	$(8,643)	$(14,161)
As of December 31, 2020 and 2019, cumulative undistributed net losses of 50% or less owned companies accounted for using the equity method and included in the Company’s consolidated retained earnings were $81.5 million and $69.8 million, respectively.
Trailer Bridge. Trailer Bridge, Inc. (“Trailer Bridge”), an operator of U.S.-flag RORO and deck barges, provides marine transportation services between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. During the years ended December 31, 2020, 2019 and 2018, the Company earned revenues of $3.7 million, $4.0 million and $3.5 million, respectively, from the time charter of one U.S.-flag offshore tug to Trailer Bridge.

Summarized financial information for Trailer Bridge as of and for the years ended December 31, was as follows (in thousands):

	2020	2019
Current assets	$46,951	$43,996
Noncurrent assets	73,098	75,394
Current liabilities	18,022	16,715
Noncurrent liabilities	3,058	35

	2020	2019	2018
Operating Revenues	$175,219	$158,291	$173,495
Costs and Expenses:
Operating and administrative	172,589	149,662	148,952
Depreciation	8,536	7,938	7,546
	181,125	157,600	156,498
Gains (Losses) on Assets Dispositions	1,489	563	(6)
Operating Income (Loss)	(4,417)	1,254	16,991
Interest expense	(3)	(61)	(106)
Other expense, net	—	(375)	(300)
Income tax expense	(2,240)	—	—
Net Income (Loss)	$(6,660)	$818	$16,585
RF Vessel Holdings. Rail Ferry Vessel Holdings LLC (“RF Vessel Holdings”), owns two foreign-flag rail ferries. During the years ended December 31, 2020, 2019 and 2018, the Company and its partner each contributed capital of $6.8 million, $4.7 million and $9.1 million, respectively, to RF Vessel Holdings primarily related to the construction of two new foreign-flag rail ferries with scheduled deliveries during 2021.
Golfo de Mexico. Golfo de Mexico Rail Ferry Holdings LLC (“Golfo de Mexico”), operates the two foreign-flag rail ferries owned by RF Vessel Holdings. During the years ended December 31, 2020, 2019 and 2018, the Company and its partner each contributed capital of $1.0 million, $0.5 million and $4.6 million, respectively, to Golfo de Mexico. The Company provides Golfo de Mexico with technical, commercial, administrative and construction management services, and during the years ended December 31, 2020, 2019 and 2018, the Company received $1.9 million, $1.8 million and $1.1 million, respectively, for these services.
KSM. Kotug Seabulk Maritime LLC (“KSM”) operates four foreign-flag harbor tugs, two foreign-flag specialty vessels and one foreign-flag ocean liquid tank barge in Freeport, Grand Bahama, supporting terminal operations. During the year ended December 31, 2018, the Company and its partner each contributed capital of $1.0 million to KSM. The Company provides KSM with technical, commercial and administrative management services and during the years ended December 31, 2020, 2019 and 2018, received $0.4 million, $0.4 million and $0.4 million, respectively, for these services. During the years ended December 31, 2020, 2019 and 2018, the Company earned revenues of $1.7 million, $1.4 million and $1.3 million respectively, from the bareboat charter of two foreign-flag harbor tugs to KSM.
SCFCo. SCFCo Holdings LLC (“SCFCo”) operates inland river dry-cargo barges and inland river towboats on the Parana-Paraguay Waterway and a terminal facility at Port Ibicuy, Argentina. During the year ended December 31, 2018, the Company received repayments on working capital advances and loans of $2.6 million from SCFCo. As of December 31, 2020, $38.6 million of working capital advances and loans remained outstanding. The Company provides SCFCo with certain information technology services and during the years ended December 31, 2020, 2019 and 2018, received $0.1 million, $0.1 million and $0.1 million, respectively, for these services. As of December 31, 2020, the Company’s carrying value of its investment in SCFCo was $17.0 million lower than its proportionate share of the underlying equity in SCFCo.

Bunge-SCF Grain. Bunge-SCF Grain LLC (“Bunge-SCF Grain”) operates terminal grain elevators in Illinois. The Company has provided Bunge-SCF Grain with working capital advances. As of December 31, 2020, the total outstanding balance of working capital advances was $7.0 million. Bunge-SCF Grain also operates and manages the Company’s grain storage and handling facility in McLeansboro, Illinois. During the years ended December 31, 2020, 2019 and 2018, the Company earned revenues of $0.7 million, $0.7 million and $0.9 million, respectively, from the lease of this terminal facility to Bunge-SCF Grain. Certain dry-cargo barge pools managed by the Company provide freight transportation to Bunge-SCF Grain and those pools received $25.5 million, $24.9 million and $10.7 million for these services during the years ended December 31, 2020, 2019 and 2018, respectively.
SCF Bunge Marine. SCF Bunge Marine LLC (“SCF Bunge Marine”) provides towing services on the U.S. Inland Waterways, primarily the Mississippi River, Illinois River, Tennessee River and Ohio River. The Company time charters eight inland river towboats to SCF Bunge Marine, of which four are bareboat chartered-in by the Company from a third-party leasing entity. The Company and its partner are required to fund SCF Bunge Marine, if necessary, to support the payment of its time charter obligations to the Company. During the years ended December 31, 2020, 2019 and 2018, the Company earned revenues of $7.9 million, $6.8 million and $3.3 million, respectively, from the time charter of these inland river towboats to SCF Bunge Marine. During the years ended December 31, 2019 and 2018, the Company contributed capital of $0.3 million and $0.5 million, respectively, to SCF Bunge Marine. During the years ended December 31, 2020 and 2018, the Company received dividends of $1.3 million and $4.6 million, respectively, from SCF Bunge Marine. Certain dry-cargo barge pools managed by the Company obtain towing services from SCF Bunge Marine and those pools paid $52.5 million, $53.3 million and $54.5 million to SCF Bunge Marine for these services during the years ended December 31, 2020, 2019 and 2018, respectively.
Other Inland Services. The Company’s other Inland Services 50% or less owned company operates a fabrication facility. During the year ended December 31, 2020, the Company and its partner each received a cash dividend of $0.3 million from this 50% or less owned company. During the year ended December 31 2019, the Company and its partner each received a noncash dividend of one specialty barge valued at $0.6 million from this 50% or less owned company.
O’Brien’s do Brazil. O’Brien’s do Brasil Consultoria em Emergencias e Meio Ambiente A/A (“O’Brien’s do Brazil”) is an emergency consulting organization providing preparedness, response and recovery services in Brazil. During the years ended December 31, 2020, 2019 and 2018, the Company received dividends of $0.6 million, $0.1 million and $0.2 million, respectively from O’Brien’s do Brazil.
Hawker Pacific. Hawker Pacific Airservices Limited (“Hawker Pacific”) is an aviation sales and support organization and a distributor of aviation components from leading manufacturers. On April 30, 2018, the Company sold its 34.2% interest in Hawker Pacific for $78.0 million in cash and recognized a gain of $53.9 million, which is included in other, net in the accompanying consolidated statements of income. During the year ended December 31, 2018, the Company received management fees of $0.1 million from Hawker Pacific.
VA&E. VA&E Trading LLP (“VA&E”), was formed to focus on the global origination, trading and merchandising of sugar and other commodities, pairing producers and buyers and arranging for the transportation and logistics of the product. During the year ended December 31, 2019, the Company received capital distributions of $3.7 million from VA&E, which reduced the Company’s noncontrolling interest in VA&E to 23.8%. The Company provides VA&E an uncommitted credit facility of up to $3.5 million and a subordinated loan of $4.4 million. During the year ended December 31, 2018, the Company received repayments of $5.4 million from VA&E and advanced $5.4 million to VA&E on the uncommitted credit facility. During the year ended December 31, 2019, the Company advanced $0.5 million to VA&E on the subordinated loan. During the year ended December 31, 2020, the Company received repayments of $0.3 million from VA&E on the subordinated loan. During the year ended December 31, 2020, the Company provided a working capital advance of $1.2 million to VA&E and received repayments on the working capital advance of $1.2 million from VA&E. As of December 31, 2020, outstanding advances to VA&E were $8.4 million, inclusive of accrued and unpaid interest. During the year ended December 31, 2018, the Company received dividends of $0.4 million from VA&E.
Avion. Avion Pacific Limited (“Avion”) is a distributor of aircraft and aircraft related parts. During the year ended December 31, 2018, the Company received dividends of $0.8 million from Avion.
Other. The Company’s other 50% or less owned companies are primarily industrial aviation businesses in Asia. During the year ended December 31, 2018, the Company received repayments on working capital advances of $0.4 million and received capital distributions of $0.6 million from these 50% or less owned companies. As of December 31, 2020, total advances outstanding to these 50% or less owned companies were $2.0 million.
5. NOTES RECEIVABLE FROM THIRD PARTIES
From time to time, the Company engages in lending activities involving various types of businesses or equipment. The Company recognizes interest income as payments are due, typically monthly, and expenses all costs associated with its lending activities as incurred. These notes receivable are typically collateralized by the underlying equity or equipment and require scheduled or periodic principal and interest payments. As of December 31, 2020 and 2019, the outstanding balance of notes receivable from third parties was $3.2 million and $1.1 million, respectively, and is included in other receivables and other long-term assets in the accompanying consolidated balance sheets. During the years ended December 31, 2020, 2019 and 2018, the Company made advances on notes receivable from third parties of $0.2 million, $1.0 million and $0.1 million, respectively, and received repayments on notes receivable from third parties of $0.4 million, $2.1 million and $0.6 million, respectively.
6. LONG-TERM DEBT
The Company’s borrowings as of December 31, were as follows (in thousands):

	2020	2019
3.0% Convertible Senior Notes(1)	$—	$50,041
2.5% Convertible Senior Notes	51,585	64,455
3.25% Convertible Senior Notes(2)	117,782	117,782
SEA-Vista 2019 Credit Facility(3)	90,000	100,000
SEACOR Revolving Credit Facility(4)	20,000	—
Other(5)	17,627	7,957
	296,994	340,235
Portion due within one year, net of unamortized discount and issue costs	(12,839)	(58,854)
Debt discount included in long-term debt	(15,460)	(19,990)
Debt issuance costs included in long-term debt	(4,490)	(5,779)
	$264,205	$255,612
______________________
(1)Excludes unamortized discount and unamortized issue costs of $1.6 million and $0.2 million, respectively, as of December 31, 2019.
(2)Excludes unamortized discount and unamortized issue costs of $15.5 million and $1.4 million, respectively, as of December 31, 2020 and $18.4 million and $1.6 million, respectively, as of December 31, 2019.
(3)Excludes unamortized issue costs of $1.6 million and $2.1 million, respectively as of December 31, 2020 and December 31, 2019 .
(4)Excludes unamortized issue costs of $1.4 million and $1.9 million, respectively as of December 31, 2020 and December 31, 2019.
(5)Excludes unamortized issue costs of $0.1 million and $0.1 million as of December 31, 2020 and December 31, 2019, respectively.
The Company’s contractual long-term debt maturities for the years ended December 31, are as follows (in thousands):

2021	$12,838
2022	12,483
2023	12,348
2024	82,224
2025	2,235
Years subsequent to 2025	174,866
$296,994

3.0% Convertible Senior Notes. On November 13, 2013, SEACOR issued $230.0 million aggregate principal amount of its 3.0% Convertible Senior Notes due November 15, 2028 (the “3.0% Convertible Senior Notes”). Interest on the 3.0% Convertible Senior Notes was payable semi-annually on May 15 and November 15 of each year. Prior to August 15, 2028, the 3.0% Convertible Senior Notes were convertible into shares of SEACOR Common Stock, at a conversion rate (“Conversion Rate”) of 12.5892 shares per bond ($1,000 face value) only if certain conditions are met, as more fully described in the indenture. After August 15, 2028, holders were permitted to elect to convert at any time. Subsequent to November 19, 2018, the 3.0% Convertible Senior Notes were permitted to redeem at the Company's option, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On May 15, 2018, the Company exchanged $117.8 million aggregate principal amount of its outstanding 3.0% Convertible Senior Notes for a like principal amount of new 3.25% Convertible Senior Notes (see "3.25% Convertible Senior Notes").
The Company accounted separately for the liability and equity components of the 3.0% Convertible Senior Notes and the associated underwriting fees in a manner that reflects the Company’s non-convertible borrowing rate. The resulting debt discount and offering costs associated with the liability component were amortized as additional non-cash interest expense for an overall effective annual interest rate of 7.4%.
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
During the year ended December 31, 2020, and prior to their redemption, the Company purchased $15.6 million in principal amount of its 3.0% Convertible Senior Notes for total consideration of $15.4 million. On September 14, 2020, the Company redeemed the remaining $34.5 million aggregate outstanding principal amount of its 3.0% Convertible Senior Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest through the date of redemption. These transactions resulted in debt extinguishment losses of $0.6 million included in the accompanying consolidated statements of income.
2.5% Convertible Senior Notes. On December 11, 2012, SEACOR issued $350.0 million aggregate principal amount of its 2.5% Convertible Senior Notes due December 15, 2027 (the “2.5% Convertible Senior Notes”). Interest on the 2.5% Convertible Senior Notes is payable semi-annually on June 15 and December 15 of each year. Beginning December 15, 2017, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 2.5% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per bond ($1,000 face value). The amount of contingent interest payable for any such period will be equal to 0.25% per annum of such average trading price of the 2.5% Convertible Senior Notes. Prior to September 15, 2027, the 2.5% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate of 19.0381 shares per bond ($1,000 face value) only if certain conditions are met, as more fully described in the indenture. After September 15, 2027, holders may elect to convert at any time. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 982,080 shares as of December 31, 2020. On December 12, 2017, the Company entered into a supplemental indenture, which amended the indenture to provide holders with an additional put right for their Notes on May 31, 2018. In addition, the Company surrendered and waived its right to redeem the Notes until May 31, 2018. Subsequent to May 31, 2018, the 2.5% Convertible Senior Notes may be redeemed at the Company's option, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On December 19, 2022, or if the Company undergoes a fundamental change, as more fully described in the indenture as amended by the first supplemental indenture dated as of December 12, 2017, the holders of the 2.5% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase.
The Company accounted separately for the liability and equity components of the 2.5% Convertible Senior Notes and the associated underwriting fees in a manner that reflects the Company’s non-convertible borrowing rate. Beginning December 19, 2017, the effective annual interest rate is equal to the stated coupon rate of 2.5%.
During the year ended December 31, 2020, the Company purchased $12.9 million in principal amount of its 2.5% Convertible Senior Notes for total consideration of $10.9 million resulting in debt extinguishment gains of $1.9 million included in the accompanying consolidated statements of income.
3.25% Convertible Senior Notes. On May 15, 2018, SEACOR issued $117.8 million aggregate principal amount of its 3.25% Convertible Senior Notes due May 15, 2030 (the “3.25% Convertible Senior Notes”) in exchange for a like principal amount of the 3.0% Convertible Senior Notes. Interest on the 3.25% Convertible Senior Notes is payable semi-annually on May 15 and November 15 of each year. Beginning May 15, 2025, contingent interest is payable during any subsequent semi-annual interest period if the average trading price of the 3.25% Convertible Senior Notes for a defined period is greater than or equal to $1,200 per bond ($1,000 face value). The amount of contingent interest payable for any such period will be equal to 0.45% per annum of such average trading price of the 3.25% Convertible Senior Notes. Prior to February 15, 2030, the 3.25% Convertible Senior Notes are convertible into shares of Common Stock, at a Conversion Rate of 13.1920 shares per bond ($1,000 face value) only if certain conditions are met, as more fully described in the indenture. After February 15, 2030, holders may elect to convert at any time. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 1,553,780 shares as of December 31, 2020. On or after May 15, 2022, the 3.25% Convertible Senior Notes may be redeemed at the Company's option, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On May 15, 2025, or if the Company undergoes a fundamental change, as more fully described in the indenture, the holders of the 3.25% Convertible Senior Notes may require SEACOR to purchase for cash all or part of the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase.
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
SEACOR Revolving Credit Facility. On March 19, 2019, the Company entered into a $125.0 million credit agreement with a syndicate of lenders (the “SEACOR Revolving Credit Facility”) that matures March 19, 2024 and is secured by a pledge over all of SEACOR’s assets and certain of its subsidiaries’ assets, subject to certain exceptions. The SEACOR Revolving Credit Facility permits the Company to borrow up to $125.0 million, from time to time as revolving loans, as such amounts may increase or decrease in accordance with the terms of the Credit Agreement. The loans bear interest at either (i) a Base Rate plus a margin ranging from 0.75% to 2.00% depending on the Company’s maximum net funded debt ratio, as determined in accordance with the SEACOR Revolving Credit Facility, or (ii) interest periods of one, two, three or six months at an annual rate equal to London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U.S. dollars, plus a margin ranging from 1.75% to 3.00% based on the Company’s maximum net funded debt ratio, as determined in accordance with the SEACOR Revolving Credit Facility. A fee of 0.5% is payable on the unused commitment quarterly. The Company incurred $2.2 million of issuance costs related to the SEACOR Revolving Credit Facility.
The SEACOR Revolving Credit Facility contains various financial and restrictive covenants including fixed charge coverage ratio, a net funded debt ratio, a collateral coverage ratio and restrictions limiting the Company’s ability to pay dividends or make certain investments, as well as other customary covenants, representations and warranties, and events of default as set forth in the agreement. During the year ended December 31, 2019, the Company drew $25.0 million and repaid $25.0 million under the SEACOR Revolving Credit Facility. During the year ended December 31, 2020, the Company drew $20.0 million under the SEACOR Revolving Credit Facility and as of December 31, 2020, the Company had $105.0 million of borrowing capacity. Subsequent to December 31, 2020, the Company repaid $20.0 million under the SEACOR Revolving Credit Facility.
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
On December 20, 2019, SEA-Vista entered into an amended and restated $200.0 million credit agreement (see "SEA-Vista 2019 Credit Facility"). Proceeds of $76.0 million from the SEA-Vista 2019 Credit Facility were used to repay the remaining balances on that date under the SEA-Vista 2015 Credit Facility, resulting in losses on debt extinguishment of $0.1 million included in the accompanying consolidated statements of income. During the year ended December 31, 2019, including the final repayment, SEA-Vista repaid $6.0 million on the Revolving Loan, $30.6 million on the Term A-1 Loan and $51.4 million on the Term A-2 Loan.

SEA-Vista 2019 Credit Facility. On December 20, 2019, SEA-Vista entered into the SEA-Vista 2019 Credit Facility, which is secured by substantially all of SEA-Vista’s tangible and intangible assets, including its fleet of U.S.-flag petroleum and chemical carriers (See Note 1), with no recourse to SEACOR or its other subsidiaries. The agreement provides for a $100.0 million revolving credit facility (the "SEA-Vista Revolving Loan") and a $100.0 million term loan facility (the "Term Loan") both of which mature in December 2024. Each of the SEA-Vista Revolving Loan and the Term Loan has an accordion feature allowing for potential increases in principal amount. The SEA-Vista Revolving Loan allows for borrowings and reborrowings from time to time until maturity. The Term Loan is a single draw facility that was drawn in full on December 20, 2019. The proceeds of the Term Loan were used to repay $76.0 million outstanding under the SEA-Vista 2015 Credit Facility (see "SEA-Vista 2015 Credit Facility") and $24.0 million was used by SEA-Vista for working capital needs and general corporate purposes.
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
During the year ended December 31, 2020, SEA-Vista repaid $10.0 million under the Term Loan. As of December 31, 2020, SEA-Vista had $100.0 million of borrowing capacity under the SEA-Vista 2019 Credit Facility.
The SEA-Vista Credit Facility contains various financial maintenance and restrictive covenants including: funded debt to adjusted EBITDA; adjusted EBITDA to interest expense plus amortization; and aggregate collateral vessel value to the sum of funded debt and unused and unexpired commitments.
ISH Credit Facility. On July 3, 2017, ISH emerged from bankruptcy pursuant to its chapter 11 plan of reorganization (the "Plan") confirmed by the U.S. Bankruptcy Court for the Southern District of New York. In conjunction with the emergence under the Plan, ISH assumed debt of $25.0 million under a credit facility with a maturity date of July 2020. The facility consisted of two tranches: (i) a $5.0 million revolving credit facility (the “ISH Revolving Loan”) and (ii) a $20.0 million term loan (the “ISH Term Loan”) (collectively the “ISH Credit Facility”). ISH incurred $0.1 million of issuance costs in connection with the ISH Credit Facility. The proceeds from this facility were used for general working capital purposes and payments to ISH’s creditors in accordance with the Plan.
Interest on both loans was based on a variable rate of either LIBOR multiplied by the Statutory Reserve Rate or Prime Rate plus an applicable margin, as defined in the ISH Credit Facility. A quarterly fee of 0.5% was payable on the unused commitment of the ISH Revolving Loan. Beginning September 30, 2017, ISH was required to make quarterly prepayments on the ISH Term Loan of $0.7 million. Commencing with the calendar year ending December 31, 2018, ISH was required to make annual prepayments on the ISH Term Loan in an amount equal to 50% of excess cash flow as defined in the credit agreement.
The ISH Credit Facility contained various financial and restrictive covenants applicable to ISH and its subsidiaries including indebtedness to EBITDA and adjusted EBITDA to interest expense, as defined in the ISH Credit Facility. The ISH Credit Facility was non-recourse to SEACOR and its subsidiaries other than ISH. The ISH Credit Facility was secured by substantially all of ISH’s assets, including its fleet of U.S.-flag bulk carriers.
During the year ended December 31, 2018, ISH repaid the outstanding balance of $12.2 million on the ISH Term Loan and terminated the credit facility resulting in debt extinguishment losses of $0.1 million included in the accompanying consolidated statements of income.
Other. During 2017, the Company acquired $3.9 million of other debt related to the ISH acquisition. This debt bore interest at 7.0% and was collateralized by certain acquired assets. As of December 31, 2018, this debt was fully repaid. During 2020, the Company issued $9.9 million of other debt related to the Weber acquisition (see Note 2). This debt bears interest at 4% and matures in 2025. The Company has various other obligations including equipment financing, a facility mortgage and a note payable related to the acquisition of a fueling station. These obligations have maturities ranging from 2022 through 2026, have interest rates ranging from 3.4% to 6.0% and require periodic payments of interest and principal.
During the year ended December 31, 2020, the Company issued $10.6 million of other debt, including the debt related to the Weber acquisition. During the years ended December 31, 2020, 2019 and 2018, repayments on other debt was $0.9 million, $0.6 million and $2.1 million (including the repayment and termination of the debt related to the ISH acquisition), respectively.

Letters of Credit. As of December 31, 2020, the Company had outstanding letters of credit totaling $1.1 million with various expiration dates through 2027.
Guarantees. The Company has guaranteed the payments of amounts owned under certain sale-leaseback transactions on behalf of SEACOR Marine Holdings Inc. ("SEACOR Marine"), a consolidated subsidiary prior to the Spin-off. As of December 31, 2020, these guarantees on behalf of SEACOR Marine totaled $7.0 million and the amount declines as payments are made on the outstanding obligations through 2021. The Company earns a fee from SEACOR Marine of 0.5% per annum on these guarantees. For the years ended December 31, 2020, 2019, and 2018 the Company earned $0.1 million, $0.2 million and $0.3 million, respectively, in guarantee fees from SEACOR Marine.
Repurchase Authority. SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, 2.5% Convertible Senior Notes and 3.25% Convertible Senior Notes (collectively the “Securities”), through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of December 31, 2020, SEACOR had remaining authorization for Securities repurchases of $102.2 million.
7. OPERATING LEASES
Lessee. As of December 31, 2020, the Company leased in two U.S.-flag petroleum and chemical carriers, four U.S.-flag harbor tugs, one U.S.-flag offshore tug, four U.S.-flag PCTCs, 50 inland river dry-cargo barges, four inland river towboats, six inland river harbor boats and certain facilities and other equipment. The leases generally contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of December 31, 2020, the lease terms of the U.S.-flag petroleum and chemical carriers, which are subject to subleases, have remaining durations of 21 and 68 months. The lease terms of the other vessels, facilities and equipment range in duration from 1 to 183 months.
For operating leases as of December 31, 2020, the future minimum payments in the years ended December 31, were as follows (in thousands):

2021	$42,215
2022	28,986
2023	16,687
2024	14,400
2025	13,412
Years subsequent to 2025	15,083
130,783
Interest component	(13,765)
117,018
Current portion of long-term operating lease liabilities	(37,599)
Long-term operating lease liabilities	$79,419
The components of lease expense for the year ended December 31, were as follows (in thousands):

	2020	2019
Operating lease expense	$44,732	$42,863
Short-term lease expense (lease duration of twelve months or less at lease commencement)	24,585	22,992
Sublease income	(35,038)	(33,428)
	$34,279	$32,427
Other information related to operating leases for the year ended December 31, was as follows (in thousands except weighted average data):

	2020	2019
Operating cash outflows from operating leases	$44,578	$43,096
Right-of-use assets obtained in exchange for operating lease liabilities	$11,142	$179,944
Weighted average remaining lease term, in years	4.7	5.2
Weighted average discount rate	4.9%	4.9%

Lessor. As of December 31, 2020, arrangements in which the Company acted as a lessor with original terms in excess of one year included the bareboat charter of four U.S.-flag petroleum and chemical carriers, five U.S.-flag ocean liquid tank barges and six foreign-flag harbor tugs, the time charter of four U.S.-flag petroleum and chemical carriers, four U.S.-flag PCTCs, eight inland river towboats, one U.S.-flag offshore tug and other non-vessel rental arrangements of certain property and equipment. Future minimum lease revenues from these arrangements for the years ended December 31, were as follows (in thousands):

	Total Minimum Lease Revenues	Leased-in Obligations(1)	Net Minimum Lease Income
2021	$133,751	$(32,416)	$101,335
2022	91,172	(23,145)	68,027
2023	57,908	(11,502)	46,406
2024	31,923	(11,502)	20,421
2025	27,516	(11,561)	15,955
Years subsequent to 2025	28,263	(7,420)	20,843
____________________
(1)The total payments to be made under existing non-cancelable leases for the property and equipment subject to these future minimum lease revenues.
The major classes of owned property and equipment earning lease revenues as of December 31, were as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Net Book Value
2020
Ocean Services:
Petroleum and chemical carriers - U.S.-flag	$544,549	$(280,432)	$264,117
Harbor tugs - U.S.-flag & foreign-flag	45,379	(18,313)	27,066
Ocean liquid tank barges - U.S.-flag	39,238	(17,694)	21,544
	629,166	(316,439)	312,727
Inland Services:
Towboats	50,615	(5,319)	45,296
	$679,781	$(321,758)	$358,023
2019
Ocean Services:
Petroleum and chemical carriers - U.S.-flag	$544,549	$(258,153)	$286,396
Harbor and offshore tugs - U.S.-flag & foreign-flag	51,129	(17,363)	33,766
Ocean liquid tank barges - U.S.-flag	39,238	(16,171)	23,067
	634,916	(291,687)	343,229
Inland Services:
Towboats	50,615	(3,498)	47,117
	$685,531	$(295,185)	$390,346

8. OTHER LONG-TERM FINANCIAL LIABILITIES
During the year ended December 31, 2020, the Company sold and leased back three U.S.-flag harbor tugs for $33.7 million with original leaseback terms ranging from 72-84 months (see Note 3). Each of the sale-leaseback agreements provides the Company an option to purchase the applicable U.S.-flag harbor tug for a fixed price one year prior to the expiration of the original lease term.
As a result of the fixed price purchase options, in accordance with Topic 842 and Topic 606, the transactions resulted in "failed" sale-leasebacks as the purchasers do not obtain control of the assets at the end of the lease unless the purchase option is exercised. As a consequence, the Company has not derecognized the assets from its property and equipment and accumulated depreciation balances and will continue to depreciate the assets in accordance with its useful life and depreciation policies. The proceeds received from the sales are included in the accompanying consolidated balance sheets as other long-term financial liabilities. As the Company makes rental payments, a portion of each payment will reduce the balance of the other long-term financial liabilities and a portion will be recorded as interest expense at an imputed rate of 3.35%.

During the twelve months ended December 31, the amounts recognized in the accompanying consolidated statements of income related to these "failed" sale-leasebacks were as follows (in thousands):

2020
Depreciation and amortization	$766
Interest expense	651

As of December 31, 2020, the future minimum lease payments under these agreements for the years ended December 31, were as follows (in thousands):

2021	$2,568
2022	2,568
2023	2,568
2024	2,568
2025	2,568
Years subsequent to 2025	2,803
$15,643
As of December 31, 2020, depreciation expense to be recognized on these U.S.-flag harbor tugs through the end of the lease term for the years ended December 31, was as follows (in thousands):

2021	$1,313
2022	1,313
2023	1,313
2024	1,313
2025	1,313
Years subsequent to 2025	1,422
$7,987

9. INCOME TAXES
Income before income tax expense (benefit) and equity in losses of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31, were as follows (in thousands):

	2020	2019	2018
United States	$20,132	$41,398	$33,563
Foreign	4,744	6,182	56,558
Eliminations and other	1,516	1,517	1,568
	$26,392	$49,097	$91,689
The Company files a consolidated U.S. federal tax return. The components of income tax expense (benefit) for the years ended December 31, were as follows (in thousands):

	2020	2019	2018
Current:
State	$2,301	$739	$253
Federal	15,823	(244)	20,776
Foreign	1,151	1,165	2,899
	19,275	1,660	23,928
Deferred:
State	(254)	404	(3,001)
Federal	(25,050)	7,765	(12,512)
Foreign	(1,093)	—	—
	(26,397)	8,169	(15,513)
	$(7,122)	$9,829	$8,415

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31,:

	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
Income subject to tonnage tax	(7.3)%	(2.3)%	(1.3)%
U.S. federal income tax statutory changes	(49.1)%	—%	—%
Non-deductible expenses	3.4%	1.6%	0.2%
Noncontrolling interests	—%	(3.1)%	(5.7)%
Foreign earnings not subject to U.S. income tax	(4.8)%	(4.1)%	(16.2)%
Foreign taxes not creditable against U.S. income tax	0.2%	1.4%	3.2%
Subpart F income	3.0%	1.5%	12.1%
State taxes	5.9%	2.0%	(3.1)%
Share award plans	1.6%	0.6%	(0.3)%
Other	(0.9)%	1.4%	(0.7)%
	(27.0)%	20.0%	9.2%
On March 27, 2020, the U.S. Congress passed and the President signed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") into law to address the economic fallout of the 2020 COVID-19 pandemic. One provision of the CARES Act increases the tax deduction for net operating losses from 80% to 100% for 2018 through 2020, allows net operating losses generated in 2018 through 2020 to be carried back up to five years and increases the deductible interest expense limit from 30% to 50% of taxable EBITDA. As a result of these statutory changes, during the twelve months ended December 31, 2020, the Company determined it will be able to carry its 2019 net operating losses back to tax years when the statutory tax rate was 35% resulting in an income tax benefit of $13.0 million, which is included in income tax expense (benefit) in the accompanying consolidated statements of income.
As of December 31, 2020, $32.7 million of income tax receivables are included in other receivables in the accompanying condensed consolidated balance sheets.
The components of the net deferred income tax liabilities for the years ended December 31, were as follows (in thousands):

	2020	2019
Deferred tax liabilities:
Property and equipment	$114,577	$121,840
Long-term debt	10,905	15,395
Gains on marketable securities	340	459
Investments in 50% or less owned companies	774	1,541
Intangible assets	562	706
Deductible goodwill	1,659	1,002
Total deferred tax liabilities	128,817	140,943
Deferred tax assets:
Federal net operating loss carryforwards	2,022	21,385
State net operating loss carryforwards and other temporary differences	5,804	4,922
Capital loss carryforwards	5,199	5,192
Share award plans	3,853	3,686
Other	5,870	4,314
Total deferred tax assets	22,748	39,499
Valuation allowance	(4,846)	(4,217)
Net deferred tax assets	17,902	35,282
Net deferred tax liabilities	$110,915	$105,661
During the year ended December 31, 2020, the Company increased its valuation allowance for state net operating loss carryforwards from $4.2 million to $4.8 million. The Company's capital loss carryforwards expire in 2024.

10. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Cash Flow Hedges. RF Vessel Holdings has subsidiaries with interest rate swap agreements designated as cash flow hedges, with an aggregate amortizing notional value of $48.0 million that mature in March 2028. These interest rate swaps call for these subsidiaries to pay a fixed rate of 1.74% on the aggregate amortizing notional value and receive a variable interest rate based on LIBOR. By entering into these interest rate swap agreements, these subsidiaries converted the variable LIBOR component of certain of its outstanding borrowings to a fixed interest rate. During the year ended December 31, 2020, the Company recognized losses on the fair value of these contracts of $1.0 million which is included as a component of other comprehensive loss.
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
The Company’s financial assets and liabilities as of December 31, that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2020
ASSETS
Cash, cash equivalents, restricted cash and restricted cash equivalents	$66,822	$—	$—
Marketable securities(1)	7,597	—	—
2019
ASSETS
Cash, cash equivalents, restricted cash and restricted cash equivalents	$78,444	$—	$—
Marketable securities(1)	7,936	—	—
______________________
(1)Marketable security gains (losses), net include losses of $0.6 million for the year ended December 31, 2020 related to marketable security positions held by the Company as of December 31, 2020. Marketable security gains (losses), net include gains of $2.2 million for the year ended December 31, 2019 related to marketable security positions held by the Company as of December 31, 2019.

The estimated fair value of the Company’s other financial assets and liabilities as of December 31, were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
2020
ASSETS
Notes receivable from third parties (included in other receivables and other assets)	$3,158	$—	$3,159	$—
Investments, at cost, in 50% or less owned companies (included in other assets)(1)	4,201	see below
LIABILITIES
Long-term debt, including current portion(2)	277,044	—	295,066	—
2019
ASSETS
Notes receivable from third parties (included in other receivables and other assets)	$1,119	$—	$1,082	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	4,201	see below
LIABILITIES
Long-term debt, including current portion(2)	314,466	—	330,088	—
______________________
(1)Subsequent to December 31, 2020 the Company sold one of its investments, at cost, in 50% or less owned companies for $5.0 million and recognized a gain of $1.5 million.
(2)The estimated fair value includes the embedded conversion options on the Company’s outstanding Convertible Senior Notes.
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
12. EQUITY TRANSACTIONS
Stock Repurchases. SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire its Securities, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions (see Note 6).
During the year ended December 31, 2020, and 2019 the Company acquired 41,600 and 3,912 shares of Common Stock for treasury, respectively, under the Securities repurchase plan for an aggregate purchase price of $1.4 million and $0.1 million, respectively. As of December 31, 2020, the Company's repurchase authority for the Securities was $102.2 million. During the years ended December 31, 2018, the Company acquired no shares of Common Stock for treasury under the Securities repurchase plan.
During the years ended December 31, 2020 and 2019, the Company acquired for treasury 17,730 and 8,338 shares of Common Stock, respectively, for aggregate purchase prices of $0.6 million and $0.4 million, respectively, from its employees to cover their tax withholding obligations related incentive equity award transactions. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase plan authorization granted by SEACOR’s Board of Directors.
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
14. SAVINGS, MULTI-EMPLOYER AND DEFINED BENEFIT PENSION PLANS
SEACOR Savings Plan. The Company provides a defined contribution plan (the “Savings Plan”) for its eligible U.S.-based employees. The Company’s contribution to the Savings Plan is limited to 3.5% of an employee’s wages depending upon the employee’s level of voluntary wage deferral into the Savings Plan and is subject to annual review by the Board of Directors. The Company’s Savings Plan costs were $2.4 million, $2.2 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The obligations of the Company to pay deferred compensation under the Deferred Compensation Plan are general unsecured obligations of the Company and rank equally with other unsecured indebtedness of the Company that is outstanding from time to time. As of December 31, 2020 and 2019, the Company had obligations of $0.9 million and $0.8 million respectively, related to the Deferred Compensation Plan that are included in the accompanying consolidated balance sheets as deferred gains and other liabilities. The total amount of the Company’s obligation under the Deferred Compensation Plan will vary depending upon the level of participation by participants and the amount of compensation that participants elect to defer under the plan. The duration of the Deferred Compensation Plan is indefinite (subject to the Board of Directors’ discretion to amend or terminate the plan).
AMOPP and SPP. Certain subsidiaries of the Company are participating employers in two industry-wide, multi-employer defined benefit pension plans, the American Maritime Officers Pension Plan (the “AMOPP” - EIN: 13-1936709) and the Seafarers Pension Plan (the “SPP” - EIN: 13-6100329). The Company’s participation in these plans relates to certain employees of the Company’s Ocean Services business segment. During the years ended December 31, 2020, 2019 and 2018, the Company made contributions of $2.4 million, $2.6 million and $2.5 million, respectively in the aggregate to the AMOPP and SPP.

Under federal pension law, a plan is in "endangered" status if the funded percentage (plan assets divided by its liabilities) is less than 80% and in "critical" status if the funded percentage is less than 65% (other factors may also apply). For the plan year ending September 30, 2020, the AMOPP was neither in endangered status nor critical status. The Company received notification from the AMOPP that the Company's withdrawal liability as of September 30, 2019, the latest period for which an actuarial valuation is available, would have been $25.5 million. That liability may change in future years based on various factors, primarily employee census. As of December 31, 2020, the Company had no intention to withdraw from the AMOPP and no deficit amounts have been invoiced. Depending upon the results of the future actuarial valuations, it is possible that the AMOPP will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received or contribution levels are increased.
The SPP was neither in endangered nor critical status for the plan year ending December 31, 2019, the latest period for which a report is available, as the SPP was fully funded.
Multi-Employer Defined Contribution Plans. In accordance with collective bargaining agreements between the Company and the American Maritime Officers Union, the latest of which expires on August 31, 2022, the Seafarers International Union, the latest of which expires on July 31, 2022, the Masters Mates and Pilots Union, which expires July 2, 2022 and the Marine Engineer Benefit Association, which expires July 2, 2022, the Company makes periodic contributions to various defined contribution and 401(k) plans for the benefit of the participants. The contributions to these plans are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of income. During the years ended December 31, 2020, 2019 and 2018, the Company made contributions of $1.0 million, $1.1 million and $1.0 million, respectively, in the aggregate to these plans. During the years ended December 31, 2020, 2019 and 2018, none of the Company’s contributions to any of these plans exceeded 5% of total contributions to each plan and the Company did not pay any material surcharges. As of December 31, 2020, there is no required minimum future contributions to these plans. The Company’s obligations for future contributions are based upon the number of employees subject to the collective bargaining agreements, their rates of pay and the number of days worked. Future negotiations of collective bargaining agreements between the Company and the participating unions, including the contribution levels for these plans or any additional plans that may come into existence, may result in increases to the Company’s wage and benefit costs and those increases may be material.
ISH Retirement Plan. ISH sponsored a defined benefit pension plan (the “ISH Retirement Plan”) covering non-union employees prior to its acquisition by the Company on July 3, 2017. The ISH Retirement Plan generally provided participants with benefits based on years of service and compensation levels for participants hired prior to September 1, 2006. From that date forward, the benefit was calculated prospectively under a cash balance formula with pay credits based on age plus service years and interest credits based on an as defined U.S. treasury rate. Effective July 3, 2017, in conjunction with the Plan, an amendment was made to the ISH Retirement Plan that fully vested all active participants as of January 1, 2017 and froze the retirement benefits effective August 31, 2017. As of August 31, 2017, all retirement benefits earned were fully preserved and will be paid in accordance with the ISH Retirement Plan and legal requirements.
The funded status of the ISH Retirement Plan as of December 31, was as follows (in thousands):

	2020	2019
Fair Value of Assets	$38,259	$37,723
Projected Benefit Obligation	(40,289)	(37,583)
Funded Status(1)	$(2,030)	$140
_____________________
(1)Included in other liabilities and other assets, respectively, in the accompanying consolidated balance sheets.
During the years ended December 31, 2020, 2019 and 2018, pension expense was $2.2 million, $0.5 million and $0.9 million, respectively utilizing a discount rate of 3.10%, 4.05% and 3.50%, respectively and an expected rate of return on plan assets of 6.00%, 6.75% and 6.75%, respectively.
The significant assumptions used in determining the projected benefit obligation as of December 31, were as follows:

	2020	2019
Discount rate	2.30%	3.10%
Rate of increase in compensations levels(1)	N/A	N/A
CPI	2.25%	2.25%
Cash balance interest credits (compounded annually)	3.00%	4.00%
Expected long-term rate of return on plan assets	4.00%	6.00%
_____________________
(1)Retirement benefits were frozen as of August 31, 2017.

The future benefit payments expected to be paid in each of the next five fiscal years are as follows (in thousands):

2021	$2,260
2022	2,270
2023	2,250
2024	2,210
2025	2,270

15. SHARE BASED COMPENSATION
Share Incentive Plans. During the year ended December 31, 2020, SEACOR's stockholders approved an amendment to the 2014 Share Incentive Plan increasing the shares of Common Stock available for issuance under the plan by 900,000 and extending the expiration date to ten years from the date on which it was approved by the Board. The 2014 Share Incentive Plan provides for the grant of options to purchase shares of Common Stock, stock appreciation rights, restricted stock, stock awards, performance awards and restricted stock units to non-employee directors, key officers and employees of the Company. The 2014 Share Incentive Plan superseded the 2007 Share Incentive Plan (collectively including all predecessor plans, the “Share Incentive Plans”). The Compensation Committee of the Board of Directors administers the Share Incentive Plans. A total of 7,550,000 shares of Common Stock have been authorized for grant under the Share Incentive Plans. All shares issued pursuant to such grants are newly issued shares of Common Stock. The exercise price per share of options granted cannot be less than 100% of the fair market value of Common Stock at the date of grant under the Share Incentive Plans. Grants to date have been limited to stock awards, restricted stock, restricted stock units and options to purchase shares of Common Stock.
Restricted stock typically vests over a period of one to five years after date of grant and options to purchase shares of Common Stock typically vest and become exercisable from one to five years after date of grant. Options to purchase shares of Common Stock granted under the Share Incentive Plans expire no later than the tenth anniversary of the date of grant. In the event of a participant’s death, retirement, termination by the Company without cause or a change in control of the Company, as defined in the Share Incentive Plans, restricted stock vests immediately and options to purchase shares of Common Stock vest and become immediately exercisable.
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

Share Award Transactions. The following transactions have occurred in connection with the Company’s share based compensation plans during the years ended December 31,:

	2020	2019	2018
Restricted stock awards granted	167,650	149,950	121,850
Restricted stock awards forfeited	—	(4,230)	—
Director stock awards granted	2,375	2,125	2,875
Stock Option Activities:
Outstanding as of the beginning of year	1,454,074	1,467,391	1,546,014
Granted	175,800	165,650	142,550
Exercised	(123,829)	(165,893)	(220,694)
Forfeited	—	(5,200)	—
Expired	(5,986)	(7,874)	(479)
Outstanding as of the end of year	1,500,059	1,454,074	1,467,391
Employee Stock Purchase Plans shares issued	62,161	44,383	45,251
Shares available for issuance under Share Incentive and Employee Stock Purchase Plans as of the end of year	1,037,414	539,414	884,218

During the years ended December 31, 2020, 2019 and 2018, the Company recognized $6.4 million, $5.2 million and $4.0 million, respectively, of compensation expense related to stock awards, stock options, employee stock purchase plans purchases and restricted stock (collectively referred to as “share awards”). As of December 31, 2020, the Company had approximately $14.3 million in total unrecognized compensation costs of which $5.3 million and $4.4 million are expected to be recognized in 2021 and 2022, respectively, with the remaining balance recognized through 2025.
The weighted average values of grants under the Company’s Share Incentive Plans were $21.33, $27.67 and $29.72 for the years ended December 31, 2020, 2019 and 2018, respectively. The fair value of each option granted during the years ended December 31, 2020, 2019 and 2018, is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 33.5%, 28.2% and 26.6%, respectively, (c) weighted average discount rates of 0.55%, 1.88% and 2.78%, respectively, and (d) expected lives of 5.88 years, 5.75 years and 5.58 years, respectively.
During the year ended December 31, 2020, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Price
Nonvested as of December 31, 2019	241,180	$44.55
Granted	167,650	$32.65
Vested	(55,940)	$44.39
Nonvested as of December 31, 2020	352,890	$38.92
During the years ended December 31, 2020 and 2019, the total grant date fair value of restricted stock that vested was $2.5 million and $1.2 million, respectively. During the year ended December 31, 2018, no restricted stock vested.
During the year ended December 31, 2020, the number of shares and the weighted average exercise price on stock option transactions were as follows:

	Total Options
	Number of Shares	Weighted Average Exercise Price
Outstanding, as of December 31, 2019	1,454,074	$43.19
Granted	175,800	$31.88
Exercised	(123,829)	$35.79
Expired	(5,986)	$49.71
Outstanding, as of December 31, 2020	1,500,059	$42.45
Outstanding and Exercisable, as of December 31, 2020	1,070,779	$44.08

During the years ended December 31, 2020, 2019 and 2018, the aggregate intrinsic value of exercised stock options was $0.5 million, $2.5 million and $3.9 million, respectively. As of December 31, 2020, the weighted average remaining contractual term for total outstanding stock options and vested/exercisable stock options was 4.92 and 3.69 years, respectively. As of December 31, 2020, the aggregate intrinsic value of all options outstanding and all vested/exercisable options outstanding was $3.7 million and $1.7 million, respectively.
16. RELATED PARTY TRANSACTIONS
The Company manages barge pools as part of its Inland Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Companies controlled by Mr. Fabrikant, the Executive Chairman and Chief Executive Officer of SEACOR, and trusts established for the benefit of Mr. Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. During the years ended December 31, 2020, 2019 and 2018, Mr. Fabrikant and his affiliates earned $0.6 million, $0.5 million and $0.9 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2020 and 2019, the Company owed Mr. Fabrikant and his affiliates $0.4 million and $0.1 million, respectively, for undistributed net barge pool results.
Mr. Fabrikant is a director of SEACOR Marine. Prior to 2020, the Company provided certain transition services to SEACOR Marine in connection with the Spin-off and the total amount earned from these transition services during the years ended December 31, 2019 and 2018 was $0.6 million and $4.6 million, respectively.
During the year ended December 31, 2020, the Company reached an agreement with SEACOR Marine to allow SEACOR Marine to carryback certain of its tax net operating losses ("NOLs") to tax years in which SEACOR Marine was part of the Company's consolidated tax group. The carrybacks are allowed as a result of the CARES Act. In exchange for allowing SEACOR Marine to carryback its NOLs, SEACOR Marine agreed to: deposit certain of the tax refunds into a controlled deposit account to cash collateralize certain guarantees the Company made on behalf of SEACOR Marine (see Note 6); prepay its sublease with the Company for office space; provide certain representations and warranties to the Company; and pay the Company a fee of $1.0 million, which is included in other, net in the accompanying consolidated statements of income.
17. COMMITMENTS AND CONTINGENCIES
The Company's capital commitments as of December 31, 2020 by year of expected payment were as follows (in thousands):

	2021	2022	Total
Ocean Services	$34,204	$5,103	$39,307
Inland Services	3,700	—	3,700
Other	109	—	109
	$38,013	$5,103	$43,116
Ocean Services' capital commitments included four U.S.-flag harbor tugs and other equipment. Inland Services’ capital commitments included one inland river towboat, other equipment, and vessel and terminal improvements. Subsequent to December 31, 2020, the Company committed to purchase other property and equipment for $0.2 million.
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

On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named ORM and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean’s own Limitation of Liability Act action, which is part of the overall MDL, tendering to ORM and NRC the claims in the “B3” master complaint that have already been asserted against ORM and NRC. Various contribution and indemnity cross-claims and counterclaims involving ORM and NRC were subsequently filed, including by Halliburton Energy Services Inc. ("Halliburton") and other parties. In August 2020, the Court granted joint motions that ORM and NRC filed with Transocean and Halliburton, respectively, to voluntarily dismiss their claims against one another with prejudice. The Company believes that the potential exposure, if any, resulting therefrom has been reduced as a result of the various developments in the MDL, including the B3 Dismissal Order and Remaining Eleven Plaintiffs’ Dismissal Order, and does not expect that these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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
As of late-January 2021, BP has tendered approximately 2,400 claims pursuant to the Medical Settlement’s BELO provision for indemnity to ORM and approximately 230 of such claims to NRC. Recently, approximately 800 of the claims that were tendered by BP to ORM and approximately 85 of the claims tendered to NRC have been dismissed with prejudice. ORM and NRC have rejected all of BP’s indemnity demands relating to the Medical Settlement’s BELO provision and on February 14, 2019 commenced a legal action against BPXP and BP America with respect to same. That action, captioned O’Brien’s Response Management, L.L.C. et al. v. BP Exploration & Production Inc. et al., Case No. 2:19-CV-01418-CJB-JCW (E.D. La.) (the “Declaratory Judgment Action”), seeks declaratory relief that neither ORM nor NRC have any indemnity obligation to BP with respect to the exposure-based claims expressly contemplated by the Medical Settlement’s BELO provision, nor any contribution, in light of BP’s own actions and conduct over the past ten years (including its complete failure to even seek indemnity) and the resultant prejudice to ORM and NRC; that any indemnity or contribution rights BP may have once had with respect to these personal injury and exposure claims were extinguished once the Medical Settlement was approved by the MDL Court in 2013; and that ORM’s and NRC’s contractual and common law rights operate to bar any indemnity or contribution claims against them by BP. BP subsequently proceeded to begin tendering personal injury claims to ORM and NRC that are being pursued by plaintiffs who opted out of the Medical Settlement and who are thus proceeding with their “B3” claims in their ordinary course (as opposed to pursuant to the Medical Settlement’s BELO provision). ORM and NRC also rejected these demands, and amended the Declaratory Judgment Action to cover BP’s indemnity demands for the opt-out claims as well.
BP asserted four amended counterclaims against ORM and NRC, as well as two claims against ORM’s insurer (Navigators). Those amended counterclaims are breach of contract against ORM for allegedly failing to indemnify BP or name BP as an additional insured on the Navigators policy, declaratory judgment that NRC must allegedly indemnify BP under certain circumstances, and unjust enrichment against ORM and NRC. ORM and NRC successfully moved to dismiss the unjust enrichment counterclaim. The parties also filed simultaneous motions for judgment on the pleadings. On May 4, 2020, the Court ruled in favor of ORM, NRC, and Navigators, and against BP, on all remaining claims. BP appealed portions of that ruling, not including the additional insured claim against ORM, to the U.S. Court of Appeals for the Fifth Circuit. Briefing was complete in November 2020 and oral argument is scheduled for March 1, 2021. The timing of a ruling is within the Court’s discretion.

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
In connection with the Merger Agreement, purported stockholders of the Company have filed three complaints against the Company, alleging violations of Sections 14(d), 14(e) and 20(a) of the Exchange Act. These complaints seek, among other things, (i) injunctive relief to prevent the consummation of the Merger, (ii) a rescission of the Merger if the Merger closes or (iii) in the alternative, an award of rescissory damages. While the outcome of these lawsuits cannot be predicted with certainty, the Company believes they are without merit.
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

18. SEGMENT INFORMATION
The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2020
Operating Revenues:
External customers	381,255	271,889	92,416	8,266	—	753,826
Intersegment	—	—	64	—	(64)	—
	381,255	271,889	92,480	8,266	(64)	753,826
Costs and Expenses:
Operating	261,224	222,186	58,520	6,168	(58)	548,040
Administrative and general	42,847	13,956	28,060	3,287	25,163	113,313
Depreciation and amortization	40,787	24,917	1,335	2,167	1,347	70,553
	344,858	261,059	87,915	11,622	26,452	731,906
Gains on Asset Dispositions, Net	1,510	9,165	—	60	—	10,735
Operating Income (Loss)	37,907	19,995	4,565	(3,296)	(26,516)	32,655
Other Income (Expense):
Foreign currency gains (losses), net	452	(852)	(48)	—	66	(382)
Other, net	2	1,937	149	29	977	3,094
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(1,906)	(7,756)	806	(1,327)	—	(10,183)
Segment Profit (Loss)	36,455	13,324	5,472	(4,594)
Other Income (Expense) not included in Segment Profit						(8,975)
Plus Equity in Losses included in Segment Profit						10,183
Income Before Taxes and Equity in Losses						26,392

Capital Expenditures	15,122	10,873	—	2,433	3,097	31,525

As of December 31, 2020
Property and Equipment:
Historical cost	928,950	479,588	493	12,139	20,701	1,441,871
Accumulated depreciation	(407,286)	(224,096)	(442)	(4,535)	(11,320)	(647,679)
Net property and equipment	521,664	255,492	51	7,604	9,381	794,192
Operating Lease Right-of-Use Assets	88,861	23,961	1,396	—	2,879	117,097
Investments, at Equity, and Advances to 50% or Less Owned Companies	82,186	50,315	1,247	21,651	—	155,399
Inventories	858	1,721	191	163	—	2,933
Goodwill	1,852	2,319	28,506	—	—	32,677
Intangible Assets	6,308	6,002	7,813	—	—	20,123
Other current and long-term assets, excluding cash and near cash assets(1)	57,406	100,074	137,319	4,127	36,338	335,264
Segment Assets	759,135	439,884	176,523	33,545
Cash and near cash assets(1)						74,419
Total Assets						1,532,104
______________________
(1)Cash and near cash assets includes cash, cash equivalents, restricted cash, restricted cash equivalents and marketable securities

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2020
Revenues from Contracts with Customers:
Voyage charters	60,863	—	—	—	—	60,863
Contracts of affreightment	12,876	199,011	—	—	—	211,887
Tariff	68,758	—	—	—	—	68,758
Unit freight	48,934	—	—	—	—	48,934
Terminal operations	—	20,794	—	—	—	20,794
Fleeting operations	—	17,993	—	—	—	17,993
Logistics services	—	15,892	—	—	—	15,892
Time and material contracts	—	—	78,184	—	—	78,184
Retainer contracts	—	—	11,823	—	—	11,823
Product sales(1)	—	—	—	6,402	—	6,402
Other	3,952	6,349	2,473	1,465	(64)	14,175
Lease Revenues:
Time charter, bareboat charter and rental income	185,872	11,850	—	399	—	198,121
	381,255	271,889	92,480	8,266	(64)	753,826
______________________
(1)Costs of goods sold related to product sales was $4.5 million.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2019
Operating Revenues:
External customers	423,288	267,334	101,663	7,681	—	799,966
Intersegment	—	—	120	—	(120)	—
	423,288	267,334	101,783	7,681	(120)	799,966
Costs and Expenses:
Operating	280,809	229,117	68,052	5,464	(110)	583,332
Administrative and general	40,215	13,441	25,959	3,489	22,714	105,818
Depreciation and amortization	40,986	23,262	835	1,982	1,506	68,571
	362,010	265,820	94,846	10,935	24,110	757,721
Gains (Losses) on Asset Dispositions, Net	1,291	1,602	18	32	(33)	2,910
Operating Income (Loss)	62,569	3,116	6,955	(3,222)	(24,263)	45,155
Other Income (Expense):
Foreign currency losses, net	(98)	(212)	(1)	—	(1)	(312)
Other, net	(112)	—	(463)	431	10	(134)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(669)	(6,520)	902	1,037	—	(5,250)
Segment Profit (Loss)	61,690	(3,616)	7,393	(1,754)
Other Income (Expense) not included in Segment Profit						4,388
Plus Equity in Losses included in Segment Profit						5,250
Income Before Taxes and Equity in Losses						49,097

Capital Expenditures	4,859	30,040	47	1,997	843	37,786

As of December 31, 2019
Property and Equipment:
Historical cost	932,267	469,120	1,134	8,897	30,964	1,442,382
Accumulated depreciation	(380,553)	(216,296)	(993)	(2,450)	(23,732)	(624,024)
Net property and equipment	551,714	252,824	141	6,447	7,232	818,358
Operating Lease Right-of-Use Assets	109,460	31,338	3,045	—	696	144,539
Investments, at Equity, and Advances to 50% or Less Owned Companies	78,049	55,092	1,274	22,693	—	157,108
Inventories	2,233	2,510	266	246	—	5,255
Goodwill	1,852	2,343	28,506	—	—	32,701
Intangible Assets	7,637	7,497	5,862	—	—	20,996
Other current and long-term assets, excluding cash and near cash assets(1)	54,842	71,043	108,373	4,760	8,617	247,635
Segment Assets	805,787	422,647	147,467	34,146
Cash and near cash assets(1)						86,380
Total Assets						1,512,972
______________________
(1)Cash and near cash assets includes cash, cash equivalents, restricted cash, restricted cash equivalents and marketable securities.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2019
Revenues from Contracts with Customers:
Voyage charters	46,381	—	—	—	—	46,381
Contracts of affreightment	24,540	202,317	—	—	—	226,857
Tariff	79,757	—	—	—	—	79,757
Unit freight	63,420	—	—	—	—	63,420
Terminal operations	—	16,562	—	—	—	16,562
Fleeting operations	—	17,264	—	—	—	17,264
Logistics services	—	15,155	—	—	—	15,155
Time and material contracts	—	—	87,167	—	—	87,167
Retainer contracts	—	—	9,874	—	—	9,874
Product sales(1)	—	—	—	5,555	—	5,555
Other	3,844	5,134	4,742	1,144	(120)	14,744
Lease Revenues:
Time charter, bareboat charter and rental income	205,346	10,902	—	982	—	217,230
	423,288	267,334	101,783	7,681	(120)	799,966
______________________
(1)Costs of goods sold related to product sales was $4.5 million.

	Ocean Services $’000	Inland Services $’000	Witt O’Brien’s $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2018
Operating Revenues:
External customers	414,844	285,688	131,629	3,589	—	835,750
Intersegment	—	—	80	—	(80)	—
	414,844	285,688	131,709	3,589	(80)	835,750
Costs and Expenses:
Operating	269,294	237,010	83,203	2,455	(114)	591,848
Administrative and general	40,179	13,139	24,772	1,841	22,976	102,907
Depreciation and amortization	46,270	24,164	1,944	501	1,700	74,579
	355,743	274,313	109,919	4,797	24,562	769,334
Gains on Asset Dispositions	12,887	6,659	—	37	—	19,583
Operating Income (Loss)	71,988	18,034	21,790	(1,171)	(24,642)	85,999
Other Income (Expense):
Foreign currency losses, net	(168)	(2,002)	(28)	(3)	(63)	(2,264)
Other, net	570	51	—	54,249	94	54,964
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	3,632	(5,686)	203	1,779	—	(72)
Segment Profit	76,022	10,397	21,965	54,854
Other Income (Expense) not included in Segment Profit						(47,010)
Less Equity in Losses included in Segment Profit						72
Income Before Taxes and Equity in Losses						91,689

Capital Expenditures	39,207	8,298	—	2,639	128	50,272

As of December 31, 2018
Property and Equipment:
Historical cost	930,230	438,848	1,227	6,892	30,132	1,407,329
Accumulated depreciation	(341,999)	(195,094)	(1,031)	(490)	(22,205)	(560,819)
Net property and equipment	588,231	243,754	196	6,402	7,927	846,510
Investments, at Equity, and Advances to 50% or Less Owned Companies	73,939	57,899	471	24,577	—	156,886
Inventories	2,196	1,997	179	158	—	4,530
Goodwill	1,852	2,350	28,506	—	—	32,708
Intangible Assets	8,965	8,991	6,595	—	—	24,551
Other current and long-term assets, excluding cash and near cash assets(1)	48,770	78,903	81,410	2,142	13,178	224,403
Segment Assets	723,953	393,894	117,357	33,279
Cash and near cash assets(1)						181,436
Total Assets						1,471,024
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
______________________
(1)Costs of goods sold related to product sales was $2.1 million.
19. SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Supplemental information for the years ended December 31, was as follows (in thousands):

	2020	2019	2018
Income taxes paid	$13,861	$7,708	$27,465
Income taxes refunded	59	11,156	299
Interest paid, excluding capitalized interest	10,992	12,903	26,880
Schedule of Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities	11,142	179,944	—
Long-term debt issued in business acquisitions	9,900	—	—
Other current liabilities issued in business acquisitions	1,775	—	—
Net issuance of conversion option on exchange of convertible debt	—	—	16,120
Reclassification of deferred gains to property and equipment	—	—	3,052
Equipment received as a dividend from 50% or less owned companies	—	589	—

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected financial information for interim quarterly periods is presented below (in thousands, except share data). Earnings per common share of SEACOR Holdings Inc. are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
2020
Operating Revenues	$213,531	$175,414	$172,585	$192,296
Operating Income (Loss)	13,317	5,620	13,816	(98)
Net Income	10,798	3,189	7,875	1,469
Net Income attributable to SEACOR Holdings Inc.	10,770	3,190	7,884	1,467
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$0.54	$0.16	$0.39	$0.07
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$0.52	$0.16	$0.39	$0.07
2019
Operating Revenues	$192,761	$200,658	$197,023	$209,524
Operating Income	2,562	12,519	11,106	18,968
Net Income (Loss)	(1,912)	5,861	17,001	13,068
Net Income (Loss) attributable to SEACOR Holdings Inc.	(1,917)	6,405	14,553	7,733
Basic Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(0.10)	$0.33	$0.80	$0.42
Diluted Earnings (Loss) Per Common Share of SEACOR Holdings Inc.	$(0.10)	$0.32	$0.76	$0.41

SEACOR HOLDINGS INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2020, 2019 and 2018
(in thousands)

Description	Balance Beginning of Year	Charges (Credits) to Cost and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2020
Allowance for doubtful accounts (deducted from trade and notes receivable)	$2,871	$5,261	$(2,072)	$6,060
Year Ended December 31, 2019
Allowance for doubtful accounts (deducted from trade and notes receivable)	$3,481	$2,322	$(2,932)	$2,871
Year Ended December 31, 2018
Allowance for doubtful accounts (deducted from trade and notes receivable)	$2,390	$2,067	$(976)	$3,481
______________________
(1)Trade receivable amounts deemed uncollectible that were removed from accounts receivable and allowance for doubtful accounts.

ITEM 15. FINANCIAL STATEMENT SCHEDULES, EXHIBITS
(a)Documents filed as part of this report:
1., 2. and audited financial statements for Trailer Bridge, Inc. as of and for three years in the period ended December 31, 2020. Financial Statements and Financial Statement Schedules – See Index to Consolidated Financial Statements and Financial Statement Schedule of this Form 10-K.
3. Exhibits

Exhibit Number	Description
2.1*#
Agreement and Plan of Merger, dated December 4, 2020, among SEACOR Holdings Inc., Safari Parent Inc. and Safari Merger Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 of Company's Current Report on Form 8-K filed with the Commission on December 7, 2020 (File No. 001-12289)).

3.1*
Restated Certificate of Incorporation of SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 (a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 filed with the Commission on May 15, 1997 (File No. 001-12289)).

3.2*
Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 filed with the Commission on May 15, 1997 (File No. 001-12289)).

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

4.5*
Indenture dated as of May 15, 2018, between SEACOR Holdings Inc. and Wells Fargo Bank, National Association, as trustee (including therein Form of 3.25% Convertible Senior Notes) (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 16, 2018 (File No. 001-12289)).

4.6*
SEACOR Holdings Inc. description of securities registered pursuant to section 12 of the Securities Exchange Act of 1934. (incorporated herin by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Commission on February 28, 2020 (File No. 001-12289)).

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

Exhibit Number	Description
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

10.16*+
Amendment No. 1 to the SEACOR Holdings Inc. 2014 Share Incentive Plan (incorporated herein by reference to Appendix A of the Company's Proxy Statement on DEF 14-A filed with the SEC on April 23, 2020 (SEC File No. 001-12289)).

10.17*
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

10.20*
Amended and Restated Credit Agreement dated as of December 20, 2019 among SEA-VISTA I LLC, as Borrower, the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Swingline Lender, JPMorgan Chase Bank, N.A., as Administrative Agent and Security Trustee for the Lenders and JPMorgan Chase Bank, N.A., as issuing bank of the Letters of Credit. (incorporated herein by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Commission on February 28, 2020 (File No. 001-12289)).

Exhibit Number	Description
21.1**	List of Registrant’s Subsidiaries.
23.1**	Consent of Independent Registered Certified Public Accounting Firm.
23.2**	Consent of Independent Registered Certified Public Accounting Firm.
31.1**	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2**	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1**	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated herein by reference as indicated.
**	Filed herewith.
+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.
#	Schedules omitted pursuant to Item 601 (a)(5) of Regulation S-K. SEACOR agrees to furnish supplemental copy of any omitted schedule to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2020, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

By:	/s/ BRUCE WEINS
Bruce Weins, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ BRUCE WEINS	Senior Vice President and	February 25, 2021
Bruce Weins	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ CHARLES FABRIKANT	Executive Chairman, Chief Executive Officer and Director	February 25, 2021
Charles Fabrikant	(Principal Executive Officer)
/s/ OIVIND LORENTZEN	Vice Chairman and Director	February 25, 2021
Oivind Lorentzen
/s/ DAVID BERZ	Director	February 25, 2021
David Berz
/s/ GAIL HARRIS	Director	February 25, 2021
Gail Harris
/s/ CHRISTOPHER PAPOURAS	Director	February 25, 2021
Christopher Papouras
/s/ DAVID SCHIZER	Director	February 25, 2021
David Schizer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Trailer Bridge, Inc.
Jacksonville, Florida

Opinion on the Financial Statements
We have audited the accompanying balance sheet of Trailer Bridge, Inc., (the “Company”), as of December 31, 2020 and 2019, the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee, or equivalent body, and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Realization of Deferred Tax Assets - See Note 5 to the Financial Statements
The Company is subject to U.S. federal, state, and Puerto Rico income tax law and has recognized deferred income taxes for differences between the financial statement and tax basis of assets and liabilities and for net operating loss carryforwards. A valuation allowance is established when it is estimated that it is more likely than not that the tax benefit of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character and the Company considers all available evidence, both positive and negative, regarding the estimated future reversals and utilization of existing net deferred tax assets. Based on the level of historical earnings in the U.S. and Puerto Rico, and future projections over the period in which the net deferred tax assets are deductible, management believes it is more likely than not that the deferred tax assets will not be realized or utilized and has fully reserved all of its net deferred tax assets.

Auditing the Company’s assertion that it was more likely than not that the deferred tax assets would not be realized was complex due to the highly judgmental nature of the projections of future sufficient taxable income across multiple jurisdictions to realize these benefits. The Company’s ability to generate taxable income sufficient to utilize deferred tax assets may be impacted by various economic and industry conditions.
We compared certain assumptions to existing market information and, where relevant, to the plans of the Company, including management’s expectations with regard to the Company’s business model, customer base, product mix and other relevant factors. We evaluated the projections of future taxable income by analyzing the general economic environment and the economic environment of the Company’s industry and we evaluated the methodologies used and the significant assumptions for each type of evidence discussed above. We also tested the reasonableness of management’s estimates of taxable income by comparing the estimates to internal communications to management and the Board of Directors and evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.

/s/ Pivot CPAs

We have served as the Company’s auditor since 2012.
Ponte Vedra Beach, Florida
February 23, 2021