Form 10-K/A
period 2020-12-31
SEACOR HOLDINGS INC /NEW/
filed 2021-04-28
CIK 859598

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2020 was approximately $538,578,460 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of February 23, 2021 was 20,498,564.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
SEACOR Holdings Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021 (the “Original Filing”).
As previously disclosed, on December 4, 2020 the Company and affiliates of American Industrial Partners entered into a definitive merger agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, a corporation controlled by affiliates of American Industrial Partners (“Purchaser”), commenced a tender offer to acquire all outstanding shares of the Company at a price of $41.50 per share. The tender offer expired on April 15, 2021 with approximately 70.4% of the outstanding shares validly tendered and purchased pursuant to the offer. Pursuant to the terms of the Merger Agreement on April 15, 2021 the Purchaser merged with and into the Company with the Company continuing as the surviving corporation (the “Merger”). In the Merger, each share not previously purchased in the tender offer was converted into the right to receive $41.50 per share. As a result of the completion of the Merger, the Company’s common stock ceased trading on The New York Stock Exchange (“NYSE”) and the Company intends to deregister its common stock under the Securities Exchange of 1934 (the “Exchange Act”), as amended.
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
Directors
    Set forth below is certain biographical information with respect to the members of the Company’s board of directors immediately prior to the consummation of the Business Combination (the “Board”). In connection with the Business Combination, each of the directors resigned and the Purchaser appointed a new Board.

Name	Age	Position	Director Since
Charles Fabrikant	76	Executive Chairman and Chief Executive Officer	December 1989
David R. Berz(1)(2)	72	Lead Independent Director	February 2014
Gail B. Harris(3)(2)	68	Director	April 2020
Oivind Lorentzen(3)	70	Vice Chairman	August 2001
Christopher P. Papouras(1)(2)(3)	54	Director	March 2018
David M. Schizer(1)(3)	52	Director	November 2014
_____________________
(1)Served as a member of the Compensation Committee.
(2)Served as a member of the Nominating and Corporate Governance Committee.
(3)Served as a member of the Audit Committee.
Charles Fabrikant was Executive Chairman and Chief Executive Officer and had been a director of the Company and several of its subsidiaries since the Company’s inception in 1989. Mr. Fabrikant previously served as a director and member of the Audit Committee of Diamond Offshore Drilling, Inc., a contract oil and gas driller, from January 2004 until May 2019. Mr. Fabrikant serves as the Non-Executive Chairman of the Board of the Company’s former offshore marine services division, SEACOR Marine Holdings Inc. (“SEACOR Marine”), an operator of offshore support vessels. Mr. Fabrikant serves as a director on the board of the Company’s former aviation division, Bristow Group Inc. (“Bristow Group”), an international helicopter operator. He served as the President and Chief Executive Officer of Bristow Group from October 2011 through April 2012 and as a director of Dorian LPG Ltd., a liquefied petroleum gas shipping company and leading owner and operator of modern Very Large Gas Carriers (“VLGCs”), from July 2013 through December 2015. Mr. Fabrikant is also President of Fabrikant International Corporation (“FIC”), a privately-owned corporation engaged in marine investments. FIC may be deemed an affiliate of the Company. Mr. Fabrikant is a graduate of Columbia University School of Law and Harvard University.
With over 30 years of experience in the maritime, transportation, logistics, investment and environmental industries and given his position as the founder and former President and current Chief Executive Officer of the Company, Mr. Fabrikant’s broad experience and deep understanding of the Company made him uniquely qualified to serve as a director.
David R. Berz had been a director of the Company since February 2014 and the Lead Independent Director since the spin-off of SEACOR Marine on June 1, 2017 (the “Spin-Off”). From August 1985 through December 2013, Mr. Berz was a partner of Weil, Gotshal & Manges LLP, where he headed the law firm’s environmental practice. Mr. Berz is a nationally acknowledged authority on U.S. and international environmental law. As a litigator, he served as lead counsel in civil and criminal environmental matters involving federal and state water, air and hazardous waste and substance statutes. He regularly counseled multinational corporations and boards of directors in developing environmental compliance and social responsibility programs and serves as environmental counsel to financial institutions. He co-authored the three-volume treatise Environmental Law in Real Estate and Business Transactions and frequently lectures and writes on a broad range of environmental topics. Mr. Berz received the American Bar Association’s 2011 Award for Excellence in Environmental and Resources Stewardship. Mr. Berz serves on the Board of Trustees of the Legal Aid Society of the District of Columbia and on the Board of Governors of the American Jewish Committee. He is a past president of the Dean’s Council of the George Washington University School of Law.
Mr. Berz’s extensive knowledge of U.S. and international environmental law was of invaluable assistance to the Company in assessing and complying with local, state, federal and international water and air quality standards. This experience also provided significant value to the Compensation Committee and Nominating and Corporate Governance Committee, of which he was a member.

Gail B. Harris had been a director of the Company since April 2020. Ms. Harris is the Lead Director of Evercore Inc., an independent investment banking advisory firm, where she also serves as Chair of the Nominating and Corporate Governance Committee and as a member of the Audit Committee. Ms. Harris is also on the board of Cigna Life Insurance Company of New York and serves on the boards of several private companies. Ms. Harris serves on the Dean's Advisory Council of Stanford Law School and on the Advisory Council of the Freeman Spogli Institute for International Studies at Stanford University. She is a member of the Council on Foreign Relations. Ms. Harris was a member of the Stanford University Board of Trustees until March 2018, where she chaired the Special Committee on Investment Responsibility, and was a member of the Finance and Audit Committees. Ms. Harris is President Emeritus and a current member of the Board of New York Cares, the largest non-profit for volunteering in New York City.
Ms. Harris received an A.B. with distinction from Stanford University and a J.D. from Stanford Law School. She began her legal career at Simpson Thacher & Bartlett LLP, a leading international law firm based in New York City, in 1977 and was a partner in the Corporate Department from 1984 to 1998. She was Of Counsel to Simpson Thacher through June 2011. Ms. Harris has extensive experience in general corporate and securities work, joint ventures, partnerships, acquisitions and dispositions. This experience also provided significant value to the Audit Committee and Nominating and Corporate Governance Committee, of which she was a member.
Oivind Lorentzen was Vice Chairman of the Board and had been a director of the Company since August 2001. Mr. Lorentzen served as Chief Executive Officer of the Company from September 2010 through February 2015. He served as a director of Bristow Group, from February 2013 through October 2014. From 1990 until September 2010, Mr. Lorentzen was President of Northern Navigation America, Inc., a Stamford, Connecticut based investment management and ship-owning agency company concentrating in specialized marine transportation and ship finance. From 1979 to 1990, Mr. Lorentzen was Managing Director of Lorentzen Empreendimentos S.A., an industrial and shipping group in Brazil and he served on its board of directors until December 2005. Mr. Lorentzen was Chairman of NFC Shipping Funds, a leading private equity fund in the maritime industry from 2000 to 2008. Mr. Lorentzen is Managing Director of Northern Navigation LLC, an investment management company and a director of Dorian LPG Ltd., a liquefied petroleum gas shipping company and leading owner and operator of modern VLGCs. He is also a director of Blue Danube, Inc., a privately owned corporation engaged as an inland marine service provider, and was a Director of Genesee & Wyoming Inc., an owner and operator of short line and regional freight railroads, until December 2019.
Mr. Lorentzen's strong background in the maritime industry and his having served as the CEO of an investment management company specializing in ship finance and ship-owning, added a valuable perspective to the Board. Mr. Lorentzen held these positions through numerous economic cycles which provided additional insight into how the maritime industry is affected by and reacts to various economic cycles and how maritime financiers take various stages of an economic cycle into account when considering capital needs of maritime companies. In addition, Mr. Lorentzen's extensive experience serving as a director on various company boards added value to the Board. Finally, as the Company's former Chief Executive Officer, Mr. Lorentzen provided a deep understanding of the Company's operations and provided the other members of the Board with an additional point of reference for discussions about senior management and operational decisions. This experience also provided significant value to the Audit Committee, of which he was a member.
Christopher P. Papouras had been a director of the Company since March 2018. Mr. Papouras was President of Nabors Drilling Solutions, a division of Nabors Industries Ltd. that provides oil and gas drilling services, from 2015 to June 2018, and was President of Canrig Drilling Technology, Ltd. from 1998 to February 2016. In the past he also served as President of Epoch Well Services, Inc., a provider of information technology services to the oil and gas industry, Assistant to the Chairman of Nabors Industries, Inc., a land drilling contractor and subsidiary of Nabors Industries Ltd. Mr. Papouras formerly served on the board of directors of Quantico Energy Solutions LLC, a data analytics company with a focus on the oil and gas industry, and Reelwell AS, an oilfield service company. Mr. Papouras is on the Advisory Board of Avangard Innovative, a waste and recycling optimization company. He also currently serves on the board of directors of Bristow Group.
Mr. Papouras’s strong background in technology and the oil and gas industry as well as his extensive experience serving as a director on various company boards added extensive value to the Board. This experience also provided significant value to the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, of which he was a member.
David M. Schizer had been a director of the Company since November 2014. He is Dean Emeritus and the Harvey R. Miller Professor of Law and Economics at Columbia Law School. An expert on tax, corporate governance, and energy law, Mr. Schizer served as Dean of Columbia Law School from July 1, 2004 through June 30, 2014. He serves on the boards of the Columbia Law Review, Feil Properties, the Ramaz School, and Yale Hillel. Mr. Schizer served as Chief Executive Officer of the American Jewish Joint Distribution Committee, an international humanitarian organization based in New York, from January 2017 until December 31, 2019.

Mr. Schizer’s experience in complex financial and tax transactions, energy law and corporate governance provided valuable insight in analyzing complex financial and tax initiatives and brought significant value to the Audit Committee and the Compensation Committee, of which he was a member.
The Board of Directors, Its Committees and Other Corporate Governance Information
The following description of the Company’s Board, Board Committees and corporate governance practices represents the Board structure and corporate governance practices of the Board and the Company prior to completion of the Business Combination. As a result of the Business Combination, the Company is no longer listed on the NYSE and will deregister its common stock under the Exchange Act.
Pursuant to applicable Delaware law, the Certificate of Incorporation and the By-Laws, the business and affairs of the Company are managed by or under the direction of the Board. Generally, the Board oversees the management of the Company’s business operations, determines the corporate policies and appoints the Executive Chairman, the Chief Executive Officer, the Chief Financial Officer and other executive officers of the Company.
Meetings
During the year ended December 31, 2020, the Board held 23 meetings. The Board also took action pursuant to Unanimous Written Consent on two occasions. Each of the directors attended at least 75% of the aggregate number of meetings of the Board and all committees of the Board on which they served during their tenure in 2020. Although the Company does not have a formal policy requiring Board members to attend the annual meeting of stockholders, all of the Board members then serving attended the Company’s 2020 Annual Meeting.
Board Leadership Structure and Lead Independent Director
The Board believed that there is no single organizational model that would be most effective in all circumstances and that it was in the best interests of the Company and its stockholders for the Board to retain the authority to modify its leadership structure to best address the Company’s circumstances from time to time. The Board believed that the most effective leadership structure for the Company prior to completion of the Business Combination was to have Charles Fabrikant, the then principal executive officer, serve as both Executive Chairman and Chief Executive Officer. In addition, the independent directors elected, David Berz to serve as Lead Independent Director. The Lead Independent Director, supported by the chairs of the independent committees of the Board, was responsible for assessing the performance of the Executive Chairman and Chief Executive Officer and protecting against potential management conflicts. The Lead Independent Director and the Executive Chairman were together responsible for setting the Board agenda. As Lead Independent Director, Mr. Berz (i) conferred with the Executive Chairman and Chief Executive Officer, (ii) convened and chaired executive sessions of the independent directors, (iii) served as a liaison between the independent directors and the Chief Executive Officer, as appropriate, including providing the Chief Executive Officer with feedback from executive sessions of the independent directors and (iv) was available in appropriate circumstances to discuss or otherwise communicate about corporate governance matters with the Company’s stockholders.
In addition to the Lead Independent Director, the chair of each of the Board’s three wholly independent standing committees (Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee), as well as each individual director, were responsible for helping to ensure that meeting agendas were appropriate and that sufficient time and information was available to address issues that the directors believed to be significant.
The Board had adopted significant governance processes designed to support the Board’s capacity for objective judgment, including executive sessions of the independent directors at Board meetings, independent evaluation of, and communication with, members of senior management, and rigorous self-evaluation of the Board, its committees and its leadership. These and other critical governance processes were reflected in the Corporate Governance Guidelines and the various Board committee charters. The Board also provided mechanisms for stockholders to communicate in writing with the Lead Independent Director, with the non-management and/or independent directors, and with the full Board on matters of significance.
The Board had in place a succession planning process that included ongoing consultation with the Executive Chairman and Chief Executive Officer, and the development of candidates to address future needs and emergency situations.
Committees of the Board
    Prior to the Business Combination, the Company had three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The charter of each such committee is available on the Company’s website at www.seacorholdings.com, under the link chain “Investors - Corporate Governance - Governance Documents” and is also available to stockholders in print without charge upon written request to the Company’s Investor

Relations Department, 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, or via e-mail to: InvestorRelations@ckor.com.
Audit Committee
Committee Function. The Audit Committee assisted the Board to fulfill its responsibility to oversee:
•management’s execution of the Company’s financial reporting process, including the reporting of any material events, transactions, changes in accounting estimates or changes in important accounting principles and any significant issues as to adequacy of internal controls;
•the selection and performance of the Company’s independent registered public accounting firm (including its qualifications and independence);
•the review of the financial reports and other financial information provided by the Company to any governmental or regulatory body, the public or other users thereof;
•the Company’s systems of internal accounting and financial controls and the annual independent audit of the Company’s financial statements;
•risk management and controls, which include assisting management in identifying and monitoring risks, developing effective strategies to mitigate risk, and incorporating procedures into its strategic decision-making (and reporting developments related thereto to the Board); and
•the processes for handling complaints relating to accounting, internal accounting controls and auditing matters.
Charter and Meetings. The Audit Committee held seven meetings during the last fiscal year, with a subcommittee of the Audit Committee meeting separately on five occasions during the last fiscal year. The Audit Committee also acted by Unanimous Written Consent on one occasion. The members of the Audit Committee immediately prior to the Business Combination were Ms. Harris and Messrs. Lorentzen (Chair), Papouras and Schizer. Mr. Berz served as a member of the Audit Committee until June 2020, at which time Ms. Harris joined the Audit Committee. The Board had determined that all members of the Audit Committee were “independent” and “financially literate” under the applicable rules of the NYSE. The Board had further determined that Mr. Lorentzen was an “Audit Committee Financial Expert” within the meaning of the regulations of the SEC and was independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the rules promulgated under the Exchange Act.
The Audit Committee’s role was one of oversight. The Company’s management is responsible for preparing the Company’s financial statements and the independent registered public accounting firm is responsible for auditing those financial statements. The Audit Committee recognized that Company management, including the internal audit staff, or an outside provider of such services, and the independent registered public accounting firm has more time, knowledge and detailed information about the Company than do Audit Committee members. Consequently, in carrying out its oversight responsibilities, the Audit Committee is not providing any expert or special assurance as to the Company’s financial statements or any professional certification as to the independent registered public accounting firm’s work.
The Audit Committee’s principal responsibilities included: (i) appointing and reviewing the performance of the independent registered public accounting firm; (ii) reviewing and assessing the Company’s internal audit function; (iii) reviewing and, if appropriate and necessary, pre-approving audit and permissible non-audit services of the independent registered public accounting firm; (iv) reviewing the adequacy of the Company’s internal and disclosure controls and procedures; (v) reviewing and reassessing the adequacy of the Company’s charter; (vi) reviewing with management any significant risk exposures; (vii) reviewing with management and the independent registered public accounting firm the Company’s annual and quarterly financial statements; (viii) reviewing and discussing with management and the independent registered public accounting firm all critical accounting policies and practices used by the Company and any significant changes thereto; (ix) reviewing and discussing with management, the independent registered public accounting firm and the internal auditor any significant findings during the year, including the status of previous audit recommendations; (x) assisting the Board in monitoring compliance with legal and regulatory requirements; and (xi) establishing and maintaining procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

Compensation Committee
Committee Function. The Compensation Committee, among other things:
•approved, either on its own or in consultation with the Company’s independent directors, the compensation of the Executive Chairman and Chief Executive Officer, other executive officers, and certain officers or managers of a business unit or subsidiary who received an annual base salary of more than $300,000;
•evaluated the performance of the Executive Chairman and Chief Executive Officer and reported its findings to the Board;
•reviewed, approved and made recommendations to the Board with respect to changes in incentive compensation and equity-based plans;
•approved all grants of stock options and restricted stock awards;
•reviewed and made recommendations with respect to director compensation;
•prepared the report to be included in the Company’s annual proxy statement; and
•conducted an annual performance self-evaluation.
The members of the Compensation Committee immediately prior to the consummation of the Buiness Combination were Messrs. Berz (Chair), Papouras and Schizer. Each member of the Compensation Committee was an independent director as determined by the Board. The Chairman of the Compensation Committee set the agenda for meetings of the Compensation Committee. If requested by the Compensation Committee, the meetings were attended by the Chief Executive Officer. At each meeting, the Compensation Committee had the opportunity to meet in executive session. The Chairman of the Compensation Committee reported the actions of the Compensation Committee regarding compensation of executive officers to the full Board. The Compensation Committee had the sole authority to retain compensation consultants to assist in the evaluation of director or executive officer compensation, had sole authority to determine compensation of such consultants, and was responsible for the oversight of any such consultants. The Compensation Committee determined not to employ a compensation consultant with respect to 2020 compensation decisions. Data required by the Compensation Committee was collected by the Company’s legal and finance departments from outside data services, such as Equilar’s research database, a resource for analyzing executive compensation and executive pay trends, and through publicly available compensation-related information.
Charter and Meetings. The Compensation Committee met seven times during the last fiscal year and acted by Unanimous Written Consent on one occasion. The Compensation Committee meets as frequently as circumstances dictate but not less than once per year.
Compensation Committee Interlocks and Insider Participation. No individual who was a member of the Compensation Committee during 2020: (i) was an officer or employee of the Company or any of its subsidiaries during 2020; or (ii) served on the board of directors of any other company any of whose executive officers served on the Company’s Compensation Committee or its Board.
Nominating and Corporate Governance Committee
Committee Function. The Nominating and Corporate Governance Committee assisted the Board with:
•identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for election at the Company’s Annual Meeting of Stockholders and to fill Board vacancies;
•recommending modifications, as appropriate, to the Company’s policies and procedures for identifying and reviewing Board candidates, including those related to Board candidates submitted for consideration by stockholders;
•reviewing the composition of the Board as a whole, including whether the Board reflects the appropriate balance of independence, sound judgment, business specialization, technical skills, diversity and other desired qualities;
•periodically reviewing the size of the Board and recommending any appropriate changes;
•overseeing the evaluation of the Board and management;
•recommending changes in director compensation;
•successor planning; and
•various governance responsibilities.

Meetings. The Nominating and Corporate Governance Committee held one meeting during the last fiscal year and acted by Unanimous Written Consent on one occasion. The Nominating and Corporate Governance Committee met at least once per year.
Each Nominating and Corporate Governance committee member was determined by the Board to be “independent” within the meaning of the NYSE listing standards. The members of the Nominating and Corporate Governance Committee immediately prior to the consummation of the Business Combination were Messrs. Berz and Papouras (Chair) and Ms. Harris.
Selection of Board Nominees. To fulfill its responsibility to recruit and recommend to the full Board nominees for election as directors, the Nominating and Corporate Governance Committee reviewed the composition of the full Board to determine the qualifications and areas of expertise needed to further enhance the composition of the Board and works with management to attract candidates with those qualifications.
To identify new director candidates, the Nominating and Corporate Governance Committee sought advice and names of candidates from its members, other members of the Board, members of management and other public and private sources. The Nominating and Corporate Governance Committee, in formulating its recommendation of candidates to the Board, considered each candidate’s personal qualifications (particularly in light of the Company’s various lines of business) and how such personal qualifications effectively address the then perceived current needs of the Board.
The Nominating and Corporate Governance Committee had the authority to retain a search firm to assist it in these efforts. After the Nominating and Corporate Governance Committee completed its evaluation, it presented its recommendations to the Board for consideration and approval.
The Nominating and Corporate Governance Committee evaluated the director nominees and recommended that the Board nominate each director nominee named above for re-election.
Stockholder Recommendations. The Nominating and Corporate Governance Committee considered director candidates suggested by the Company’s stockholders provided that the recommendations were made in accordance with the procedures required under the Company’s By-Laws for nomination of directors by stockholders and described in this Proxy Statement under the heading “Stockholder Nomination of Directors.” Stockholder nominations that comply with these procedures and meet the criteria outlined above received the same consideration that the Nominating and Corporate Governance Committee’s nominees received.
Board Candidate Evaluation. The Nominating and Corporate Governance Committee identified, screened and reviewed individuals qualified to serve as directors and ultimately recommend to the Board candidates for election at the Company’s Annual Meeting of Stockholders. After completing its evaluation, the Nominating and Corporate Governance Committee presented its recommendation to the Board for consideration and approval. The Nominating and Corporate Governance Committee, in formulating its recommendation of candidates to the Board (including current directors being considered for re-election), and the Board in its consideration of such candidates, consider each candidate’s personal qualifications (particularly in light of the Company’s various lines of business) and how such personal qualifications effectively address the then perceived current needs of the Board. Appropriate personal qualifications and criteria for Board membership included the following:
•experience investing in and/or guiding complex businesses as an executive leader or as an investment professional within an industry or area of importance to the Company;
•proven judgment, competence and/or substantial accomplishments within an industry or area of importance to the Company;
•prior or current association with institutions noted for their excellence;
•complementary professional skills and experience addressing the complex issues facing a multifaceted international organization;
•an understanding of the Company’s businesses and the environment in which the Company operates; and
•diversity as to business experiences, educational and professional backgrounds, gender, race and ethnicity.
Risk Oversight
The Company’s business, results of operations, financial condition and cash flows can be adversely affected by risk. The management of risk is central to the success of the Company and requires the involvement of the Board, officers and employees, all of whom are entrusted to develop a balanced and prudent approach to risk.
The Company developed and implemented operational controls designed to identify and mitigate risk associated with its financial decisions, operations, legal compliance, business development, changing business and economic conditions, cyber-

security and information technology systems and initiation of new business lines. The Chief Executive Officer, with the assistance of the Chief Financial Officer, Chief Operating Officer, Chief Legal Officer, Senior Vice Presidents, Business Unit Leaders, other key executives and external legal counsel, were responsible for, among other risk management measures:
•obtaining appropriate insurance coverage;
•implementing measures designed to ensure the highest standard of safety for personnel, the environment, information technology systems and property in performing the Company’s operations; and
•evaluating and identifying risk related to the Company’s capital structure in light of a rigorous assessment of its business activities.
The Board routinely reviewed and evaluated its risk profile to ensure that the measures implemented by the Company were adequate to execute and implement the Company’s strategic objectives. Issues related to risk were regularly discussed by the Chief Executive Officer and the other members of the Board both through informal communications, such as e-mail, telephone conference and in-person meetings and during formal Board meetings. The Board received periodic reports from the Chief Operating Officer, Chief Legal Officer and Business Unit Leaders that included a review of risk management issues unique to each Business Unit. The Chief Operating Officer and/or the Business Unit Leaders also made formal presentations to the Board at least once per year. Several Board members were intimately familiar with the risks associated with the types of assets managed and owned by the Company and routinely engage in dialogue with senior management regarding such risks.
The Audit Committee, together with management, worked to respond to recommendations from internal and external auditors and supervisory authorities regarding the Company’s compliance with internal controls and procedures, and other factors that could interfere with the successful implementation of the Company’s strategic plan, including information technology risks. The Audit Committee also reviewed the adequacy of the Company’s risk management policies and procedures and met privately with company employees and internal legal counsel to consider recommendations regarding policies related to risk management. In addition, the Chief Operating Officer and Business Unit Leaders work closely with the Chief Legal Officer to facilitate compliance with foreign and domestic laws and regulations. The Chief Legal Officer also reported to the Board on company programs and initiatives that educate employees on these laws, regulations and any updates thereto, and facilitates the Company’s compliance therewith.
The Board believes that management’s procedures, combined with Board and Audit Committee oversight, enable the Company to properly and comprehensively assess risk from both an enterprise-wide and divisional perspective, thereby managing and observing the most substantive risks at each level within the Company.
Corporate Governance Guidelines and Codes of Ethics
SEACOR has a set of Corporate Governance Guidelines, a Code of Business Conduct and Ethics and a Supplemental Code of Ethics. A copy of each of these documents is available on the Company’s website at www.seacorholdings.com, under the link chain “Investors - Corporate Governance - Governance Documents” and is also available to stockholders in print without charge upon written request to the Company’s Investor Relations Department, 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, or via e-mail to: InvestorRelations@ckor.com.
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

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Directors
Directors who were also employees of the Company received no remuneration by reason of such directorship and were not compensated for attending meetings of the Board or standing committees thereof. During 2020, non-employee directors were paid at an annual retainer of $52,000 and $2,000 for every regular and Board and Committee meeting they attend via telephone and $4,000 for every regular and special Board and Committee meeting they attended in person. For 2020, a number of Board and Committee meetings that were held virtually were treated the same as in person meetings for purposes of the foregoing, taking into account the impact of the COVID-19 pandemic and also the high level of engagement and discussion undertaken by the Board during 2020 in connection with the Business Combination.
The SEACOR Holdings Inc. 2014 Share Incentive Plan (the “2014 Plan”) was administered by the Compensation Committee, under which each non-employee director is granted options and shares of restricted Common Stock. Historically, non-employee directors have received annual equity grants consisting of 3,000 options to purchase shares of Common Stock and 500 shares of Common Stock awarded at the Company’s regularly pre-scheduled annual meetings. The 500 shares of Common Stock were delivered in four equal installments beginning with the date of such annual meeting and on the dates that are three (3), six (6) and nine (9) months thereafter. These grants were made on dates previously established by the Board and the Company did not time the release of non-public information for the purpose of affecting the value of equity awards.
The exercise price of the options granted was equal to the fair market value per share of Common Stock on the date the options were granted. Options were exercisable at any time following the earlier of the first anniversary of, or the next Annual Meeting after, the date of grant, for a period of up to ten years from the date of grant.
As a result of the Business Combination, the vesting of all outstanding equity awards held by directors was accelerated.
NON-EMPLOYEE DIRECTOR COMPENSATION TABLE
The following table shows the compensation of the Company’s non-employee directors for the year ended December 31, 2020.

Name	Fees earned or paid in cash(4) ($)	Stock Awards(5) ($)	Option Awards(6) ($)	Total ($)
David R. Berz(1)(2)(7)	164,000	15,244	25,680	204,924
Oivind Lorentzen(3)(8)	150,000	15,244	25,680	190,924
Christopher P. Papouras(1)(2)(3)(9)	164,000	15,244	25,680	204,924
David M. Schizer(1)(3)(10)	172,000	15,244	25,680	212,924
Gail B. Harris(2)(3)(11)	114,286	11,456	25,860	151,602
______________________
(1)Served as a member of the Compensation Committee.
(2)Served as a member of the Nominating and Corporate Governance Committee.
(3)Served as a member of the Audit Committee.
(4)Non-employee directors were paid at an annual rate of $52,000 and received $4,000 for every Board and Committee meeting attended in person and $2,000 for each meeting attended by telephone. For 2020, a number of Board and Committee meetings that were held virtually were treated the same as in person meetings for purposes of the foregoing, taking into account the impact of the COVID-19 pandemic and also the high level of engagement and discussion undertaken by the Board during 2020 in connection with the Business Combination.
(5)On June 2, 2020, each of the non-employee directors then serving on the Board was granted 500 shares of Common Stock (consistent with the previous year). The dollar amount of stock awards set forth in this column is equal to the grant date fair value of such stock awards calculated in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 without regard to forfeitures for stock-based compensation. Discussion of the policies and assumptions used in the calculation of grant date value are set forth in Notes 1 and 15 of the Consolidated Financial Statements in the Company’s 2020 Annual Report on Form 10-K. The shares of Common Stock are delivered in four equal installments beginning with the date of grant and on the dates that are three (3), six (6) and nine (9) months thereafter.
(6)On June 2, 2020, each of the non-employee directors then serving on the Board was granted 3,000 options to purchase shares of Common Stock (consistent with the previous year). The dollar amount of option awards set forth in this column is equal to the grant date fair value of such option awards calculated in accordance with FASB ASC Topic 718 without regard to forfeitures. Discussion of the policies and assumptions used in the calculation of the compensation cost are set forth in Notes 1 and 15 of the Consolidated Financial Statements in the Company’s 2020 Annual Report on Form 10-K. The options are exercisable at any time following the earlier of the first anniversary of, or the next annual meeting after, the date of grant, provided that such non-employee director continues to serve as a director of the Company on that date, subject to earlier acceleration upon death, disability, voluntary retirement or change in control.
(7)As of December 31, 2020, Mr. Berz had 27,112 outstanding options to purchase Common Stock, of which 24,112 were exercisable.
(8)As of December 31, 2020, Mr. Lorentzen had 144,107 outstanding options to purchase Common Stock, of which 141,107 were exercisable.
(9)As of December 31, 2020, Mr. Papouras had 9,000 outstanding options to purchase Common Stock, of which 6,000 were exercisable.
(10)As of December 31, 2020, Mr. Schizer had 23,625 outstanding options to purchase Common Stock, of which 20,625 were exercisable.
(11)As of December 31, 2020, Ms. Harris had 3,000 outstanding options to purchase Common Stock, of which 0 were exercisable.

COMPENSATION DISCUSSION AND ANALYSIS
The Compensation Discussion and Analysis and the tables that follow provide information regarding the fiscal 2020 compensation program for our 2020 named executive officers (referred to as the “Named Executive Officers” or “NEOs”) who are listed below:
•Charles Fabrikant, Executive Chairman and Chief Executive Officer (Principal Executive Officer);
•Bruce Weins, Senior Vice President and Chief Financial Officer (Principal Financial Officer);
•Eric Fabrikant, Chief Operating Officer; and
•William C. Long, Executive Vice President, Chief Legal Officer and Corporate Secretary.
The discussion below refers to the Company’s compensation practices, processes and objectives prior to the consummation of the Business Combination.
EXECUTIVE COMPENSATION “BEST PRACTICES”
For 2020, the Company employed the following executive compensation best practices:
•Annual Review of Base Salaries. NEOs’ base salaries were unchanged.
•Five-Year Vesting of Restricted Stock and Four-Year Vesting of Stock Options. Historically, each executive’s long-term incentive grant was delivered either as stock options (priced at four designated quarterly dates throughout the year of grant) and as restricted stock, which has a four-year and five-year vesting period, respectively.
•Clawback Policy. The Company maintained a clawback policy applicable to its NEOs’ executive compensation.
•No Repricing or Replacing Outstanding Stock Options. The Company has never repriced or replaced any of its outstanding stock options, except for equitable adjustments made in connection with the Spin-Off, as required by the terms of its equity compensation plans.
•No Tax Gross-ups. The Company has never provided any tax gross-up payments to NEOs and has no contract or agreement with any NEO that provides for a tax gross-up payment, including those related to change-of-control payments subject to Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended.
•No Excessive Severance Payments. The Company does not provide excessive severance payments in the event of an NEO’s termination of employment.
•No Supplemental Executive Retirement Plans (“SERP”). The Company does not provide a SERP to its NEOs.
•Double-Trigger Vesting. Awards under the 2014 Plan would have only accelerated in connection with a change of control if (i) an acquiror does not replace or substitute outstanding awards in accordance with the requirements of the 2014 Plan OR (ii) a participant holding the replacement or substitute award was involuntarily terminated within two years following the change of control. Because no replacement awards were provided in connection with the Business Combination, unvested awards under the 2014 Plan that were outstanding as of immediately prior to the closing of the Business Combination vested upon the closing of the Business Combination.
•Prohibition on Hedging and Pledging By the Company’s NEOs. The Company has adopted policies prohibiting any hedging and pledging of Company securities, as described in greater detail below.
•No Employment Contracts with NEOs. The Company does not maintain any employment contracts with its NEOs.
•No Severance Agreements with NEOs. The Company does not maintain any pre-committed severance agreements with its NEOs.
•No Change-of-Control Agreements with NEOs. The Company does not maintain any individual change-of-control agreements with its NEOs.
CONSIDERATION OF SAY-ON PAY VOTE RESULTS
At the Company’s 2020 Annual Meeting of Stockholders, a non-binding, advisory vote was taken with respect to the compensation of the Company’s NEOs. Stockholders expressed substantial support for the compensation of the Company’s NEOs, with over 97% of the votes cast in favor of the “say-on pay” advisory resolution approve the Company’s NEOs’ compensation. The Compensation Committee considered the results of the 2020 advisory vote and also considered other factors in evaluation the Company’s executive compensation programs as discussed in this Compensation Discussion and

Analysis. Ultimately, the Compensation Committee did not make any changes to its 2020 compensation program solely as a result of the 2020 say on pay advisory resolution.
EXECUTIVE COMPENSATION PHILOSOPHY AND OBJECTIVES
•The Company sought to align the interests of its executive officers and key managers with those of its stockholders by granting stock options and awarding restricted stock under an extended vesting schedule of four years and five years, respectively.
•Using five-year vesting and four-year vesting for restricted stock and stock option awards, respectively, reflected the Company’s expectation that senior executives with influence over the Company’s strategic decisions would regard themselves as long-term owners with values consistent with long-term stockholders.
In addition, the Company’s historic practice of paying out annual bonuses over three years, with 60% distributed in the first year and 20% distributed in each of the following two years, further demonstrated the Company’s philosophy of rewarding longer-term financial and operating performance while also balancing retention considerations. In connection with the Business Combination, this practice was modified with respect to annual bonuses paid in respect of 2020 performance, whereby 50% of the annual bonus was paid in March 2021, 20% was paid in April, following the consummation of the Business Combination, and 30% is scheduled to be paid on or about December 31, 2021.
Compensation Philosophy
The Compensation Committee’s compensation philosophy was that subjective consideration of the different elements described herein was necessary to provide the flexibility to make appropriate compensation decisions without solely relying on the use of formulas or benchmarking. The Compensation Committee believed it is in the Company’s and the Stockholders’ best interests to conduct its own research regarding executive compensation, which included a review of executive compensation at companies with similar business lines to that of the Company and a review of compensation at other entities that compete with the Company to employ executives with skills and specialties similar to those possessed by the Company’s executives.
Oversight of Compensation Programs
The Compensation Committee was responsible for overseeing the Company’s senior executive compensation programs.
Market Information
The Compensation Committee reviewed reports on executive compensation trends issued by respected publications, and compiled compensation information through Equilar, proxy statements, compensation-related public disclosures, industry trade journals and other sources. There was no one listed company that held a diverse group of businesses and geographic reach, and network of joint ventures that was directly comparable to the Company. The companies with obviously similar lines of operating business considered in connection with the Compensation Committee’s compensation analysis tyipically included: Kirby Corporation, Overseas Shipholding Group, Inc., Matson Inc. and Great Lakes Dredge & Dock Corporation. The Compensation Committee also considered compensation practices at various investment banking institutions and private equity funds, as it believed the skill sets of its executives overlapped with those required by those institutions. The Compensation Committee did not target any particular percentile or comparative level of compensation for executive officers. It did, however, assess the general competitiveness of proposed compensation levels.

ELEMENTS OF COMPENSATION
Overview
Alignment with the Company’s executive compensation philosophy was historically achieved through the executive compensation components for the Company’s senior executives, including its NEOs, outlined below.

Compensation Element	Compensation Objectives and Principles		Relation to Performance	2020 Actions/Results
Base Salary - Fixed annual cash; paid on a semi-monthly basis.	•	Compensate NEOs for services rendered during the year in the form of fixed cash compensation.	Any increases in base salary reflect market positioning, economic conditions and the Compensation Committee’s assessment of company and individual performance over the prior year.	The salaries of our NEOs were unchanged from 2019 base salaries
	•	Base salary levels were set to reflect the NEO’s role and responsibilities, value to the Company, experience and performance, internal equity and market competitiveness.
Annual Bonus	•	Reward senior executives, including NEOs, for performance over a one-year period.	Annual bonuses reflected company and individual performance.	Bonus awards were awarded in response to company and individual performance, taking into account the unique circumstances of 2020.
	•	Payment were not guaranteed and levels vary according to company and individual performance.
Long-Term Incentives (LTI) -
• Stock Options - A portion of each executive’s LTI grant is delivered as Stock Options with a four-year vesting period and priced at four designated quarterly dates throughout the year of grant.
• Restricted Stock - Historically, a portion of the executive’s LTI grant is delivered as Restricted Stock with a five-year vesting period.
	•	Align NEOs’ interests with those of the Company’s stockholders and drive long-term value creation.	Prior-year company and individual performance were two of several factors the Compensation Committee considered when determining the size of the LTI grants for a given year.	Stock options and restricted stock awards granted during 2020 were generally made consistent with past practice. Given the Business Combination, no grants were made by the Company in 2021.
	•	Pay for performance, since the value realized upon exercise or vesting of equity based awards was directly tied to the Company’s stock price.
	•	Reward NEOs for long- term growth.
	•	Attract, retain and reward NEOs for company and individual performance.
Health and Welfare Benefits - Eligibility to participate in our broad-based health and welfare plans, e.g., health insurance.	•	Identical to benefits provided to all employees of the Company.	Not directly related to performance. Reflects competitive pay practice.	No significant actions regarding health and welfare benefits in 2020.
	•	Attract, retain and motivate.
Retirement Plans - Eligibility to participate in our broad-based 401(k) plan for all employees.	•	Identical to benefits provided to all employees of the Company.	Not directly related to performance. Reflects competitive pay practice.	No significant actions regarding retirement plans in 2020.
	•	Attract, retain and motivate.
COMPENSATION OF THE NAMED EXECUTIVE OFFICERS
The Compensation Committee did not use a pre-determined formula to determine the NEOs' salary, bonus and equity awards for 2020. The Compensation Committee made a subjective determination based upon the factors described below with respect to each NEO. Each of the factors was considered independently and together as a group, such that the final compensation of the NEO was not dependent on any one factor or any specific combination of factors. The Compensation Committee believed that the subjective consideration of these different elements provides flexibility to make appropriate compensation decisions.
Base Compensation
Base salary levels reflect the experience and skill required for executing the Company’s business strategy and overseeing its day to day operations. The Compensation Committee placed an emphasis on the compensation for the Executive Chairman and Chief Executive Officer to ensure it reflected operating performance and strategic direction. Together with the

Executive Chairman and Chief Executive Officer, the Compensation Committee also reviewed the compensation of the other NEOs and certain other senior officers to achieve the correct balance of incentives to appropriately reward and retain the Company’s executives.
Base salary was established at levels designed to be consistent with professional and market norms based on relevant experience. The Executive Chairman and Chief Executive Officer assessed senior employees on their progress in meeting individual goals in relation to how well their peers and the entire Company performed.
The Compensation Committee considered the following factors in setting base salaries:
•the Company’s results and projections for the current fiscal year;
•conditions in the job market;
•industry conditions and market compensation levels, generally;
•job performance and risk in not retaining an individual; and
•potential for future growth roles within the Company.
Base salary levels for senior managers were also set in recognition of the fact that the Company does not have:
•formal retirement programs or pre-committed severance plans;
•employment agreements or pre-committed bonuses;
•gross-up provisions; or
•non-ordinary course benefit plans.
BASE SALARIES
The chart below details the 2020 base salaries for the Company’s NEOs:

Named Executive Officer	2020 Base Salary
Charles Fabrikant	$460,000
Bruce Weins	330,000
Eric Fabrikant	450,000
William C. Long	375,000
Annual Bonus
Like the rest of the world, at the time the Compensation Committee would have normally established performance goal(s) for the 2020 calendar year, the Company’s operations were being significantly impacted by the market volatility and business disruption caused by the COVID-19 pandemic. Because of the uncertainty created by the pandemic, the Compensation Committee determined it would be impossible to establish objective, pre-established performance goals that would be meaningful and incentivizing to the NEOs. The Compensation Committee determined that it would be more appropriate to wait to determine annual bonus opportunities until the full impact of the COVID-19 pandemic was better understood.
Despite these unprecedented challenges, the Company’s NEOs continued to successfully operate the business throughout 2020 and made a number of advancements with respect to strategic initiatives, including efforts related to the Business Combination. Following the end of 2020, the Compensation Committee considered the unique year that 2020 proved to be for the Company, taking into account the impact of COVID-19 as well as the anticipated closing of the Merger during 2021.

ANNUAL BONUS
The chart below details the 2020 annual bonuses for the Company’s NEOs:

Named Executive Officer	2020 Annual Bonus(1)
Charles Fabrikant	$1,000,000
Bruce Weins	600,000
Eric Fabrikant	2,200,000
William C. Long	675,000
______________________
(1)50% of the annual bonus was paid in March 2021, 20% was paid in April 2021, following the consummation of the Business Combination, and 30% is scheduled to be paid on or about December 31, 2021.
Long-term Incentives
The Compensation Committee historically used equity awards to align the interests of senior employees with the Company’s long-term growth. The Compensation Committee approved annual equity grants at regularly pre-scheduled meetings. In general, equity grants were made on dates previously established by the Compensation Committee and the Company did not time the release of non-public information for the purpose of affecting the value of equity awards. Given the Business Combination, no annual equity grants were made by the Company in 2021. The discussion below relates to the Company’s historic practices relating to long-term incentive grants, and specifically grants made in March of 2020.
Stock Options
•Stock option awards, in any given year, were made in respect of performance during the calendar year immediately preceding the calendar year in which they are made and are priced in four equal installments during the year in which they are made on dates set by the Compensation Committee (such date for each installment, a “Grant Date”).
•The Compensation Committee had determined that, by pricing stock options four times per year, the exercise prices would more approximately mirror share price levels during the year and reduce the random nature of pricing once per year. The first pricing date was on or about March 4 and the following three dates were established at three-month intervals.
•As reported in last year’s Compensation, Discussion & Analysis, in 2020, the Compensation Committee approved stock option awards based on 2019 performance on March 4, and set subsequent quarterly pricing dates on June 4, September 4 and December 4. The stock options were scheduled to vest ratably over four years beginning on March 4, 2021 and ending on March 4, 2024.
•The exercise price for each stock option was based on the closing price of the Company’s shares on the applicable Grant Date.
Given the Business Combinations, no stock option grants were made in 2021 by the Company. Based on the Compensation Committee’s determination of performance during 2019, in 2020 the NEOs were granted the following stock options:

	Annual Option Grant	Vesting on March 4 of each year
Named Executive Officer		2021	2022	2023	2024
Charles Fabrikant	25,000	6,250	6,250	6,250	6,250
Bruce Weins	9,000	2,250	2,250	2,250	2,250
Eric Fabrikant	25,000	6,250	6,250	6,250	6,250
William C. Long	9,000	2,250	2,250	2,250	2,250

Restricted Stock
Given the Business Combination, no restricted stock grants were made by the Company in 2021. Based on the Compensation Committee’s determination of performance during 2019, in 2020 the NEOs were granted the following restricted stock:

	Annual Restricted Stock Grant	Vesting on March 4 of each year
Named Executive Officer		2021	2022	2023	2024	2025
Charles Fabrikant	25,000	5,000	5,000	5,000	5,000	5,000
Bruce Weins	9,000	1,800	1,800	1,800	1,800	1,800
Eric Fabrikant	24,000	4,800	4,800	4,800	4,800	4,800
William C. Long	9,000	1,800	1,800	1,800	1,800	1,800
The restricted stock awards granted in 2020 were scheduled to vest ratably over five years, beginning on March 4, 2021 and ending on March 4, 2025.
These awards are reflected in the compensation tables included in this Amendment, because the grants were made in 2020.
Stock Ownership
The Company did not maintain a formal policy requiring employees to retain vested restricted stock or options.
The Compensation Committee annually reviewed grant history and subsequent dispositions of options and restricted stock to determine if awards serve the purpose of building ownership.
Consideration of Risk from Compensation Program
The Compensation Committee considered the impact the compensation program had on the Company’s risk management efforts. The Compensation Committee believed that the Company’s compensation programs were structured to provide proper incentives for executives that balanced risk and reward appropriately and in accordance with the Company’s risk management philosophy, particularly by having a significant portion of the executives’ compensation vest over a four-to five-year timeline. Compensation distributed over a period of years served to reinforce the benefit of long-term decision-making and the Compensation Committee’s ability to reward decisions that, although they may have a perceived short-term negative effect, served the Company’s (and its stockholders’) best interests in the long-term. The Company believed that its current compensation policies and practices were not reasonably likely to have a material adverse effect on the Company and did not encourage excessive risk-taking behavior.
Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code places a limit of $1.0 million per year on the amount of compensation paid to certain of executive officers that the Company may deduct for any taxable year. Historically, an exception to this $1.0 million limitation was available for performance-based compensation that met certain requirements. The Compensation Committee previously sought to mitigate the impact of Section 162(m) of the Internal Revenue Code by designing payments under its management incentive plan (for payments made in respect of years prior to 2018) and certain grants under the 2014 Plan with the intent that compensation paid under such plans qualify as performance-based compensation. However, to maintain flexibility in compensating executive officers, the Compensation Committee did not previously limit executive compensation to amounts deductible under Section 162(m) if the Compensation Committee determined that doing so was in the best interests of the Company.
The Tax Cuts and Jobs Act, enacted on December 22, 2017, modified Section 162(m) of the Internal Revenue Code to, among other things, eliminate the performance-based exception to the $1.0 million deduction limit effective for tax years beginning January 1, 2018. As a result, beginning in 2018, compensation paid to certain executive officers in excess of $1.0 million will generally be nondeductible, whether or not it is performance-based. The Tax Cuts and Jobs Act includes a transition rule under which the changes to Section 162(m) described above will not apply to compensation payable pursuant to a written binding contract that was in effect on November 2, 2017 and is not materially modified after that date. Because of uncertainties as to the application and interpretation of the transition rule, no assurances can be given at this time that any existing awards, even if in place on November 2, 2017, met or will meet the requirements of the transition rule.
The Compensation Committee historically reviewed the total expenses attributed to executive compensation, and the accounting and tax treatment of such programs, but retained flexibility in compensating executive officers in a manner designed to promote varying corporate goals in the best interest of the Company.

Clawback Policy
The Company maintained a policy whereby it will seek to recoup incentive compensation paid to NEOs in the event the Company is required to publish a restatement to any of its previously published financial statements as a result of: 1) the material noncompliance of the Company with any applicable financial reporting requirement under the U.S. federal securities laws or 2) the fraud, theft, misappropriation, embezzlement or intentional misconduct by an executive. Incentive compensation includes both cash and equity-based compensation awards. The Company’s award agreements under the 2014 Plan provided that awards granted thereunder would be subject to the Company’s clawback policy.
Policy Prohibiting Pledging and Hedging Company Securities
The Company maintained policies prohibiting any hedging and pledging of Company securities by our directors, senior officers and employees.
EMPLOYMENT CONTRACTS/TERMINATION OF EMPLOYMENT/CHANGE OF CONTROL
As mentioned above, the NEOs do not have employment, pre-determined severance, or individual change-of-control agreements with the Company.
Certain benefit or incentive plans or arrangements do, however, provide for payments to NEOs upon a termination of employment in connection with a change of control of the Company. No payments would become payable to the NEOs solely as a result of a change of control of the Company, unless a change of control occurred and no replacement award was provided by the acquiring company.
The information in Table VI below describes and quantifies certain compensation that would become payable under existing plans and arrangements if a NEO’s employment had terminated on December 31, 2020, given the NEOs compensation as of such date and, if applicable, based on the Company’s closing stock price on that date. These benefits are in addition to benefits available generally to salaried employees, such as distributions under the Company’s 401(k) savings plan, disability benefits and accrued vacation pay.
All outstanding cash bonus payments, stock options and restricted stock are payable or vest upon the death, disability, qualified retirement, termination without “cause” of the employee, or, only if awards are not replaced or assumed in accordance with the applicable equity-incentive plan, the occurrence of a “change in control” of the Company; however, unvested awards are generally forfeited if the employee is terminated with “cause” or resigns without “good reason.” For these purposes, “disability” generally means disability resulting in the Named Executive Officer being unable to perform his job.
COMPENSATION COMMITTEE REPORT
The members of the Compensation Committee prior to the consummation of the Business Combination reviewed and discussed this Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the management of the Company and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.
The foregoing report is respectfully submitted by the pre-Business Combination Compensation Committee.
David R. Berz (Chairman)
Christopher P. Papouras
David M. Schizer
The foregoing report shall not be deemed incorporated by reference by any general statement or reference to this Amendment into any filing under the Securities Act or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under those Acts.
COMPENSATION TABLES
Table I sets forth certain compensation information for the Company’s Named Executive Officers for the years ended December 31, 2020, 2019 and 2018. Table II sets forth all restricted stock and option awards to such NEOs in December 31, 2020 and indicates the price at which options were granted during 2020. Table III sets forth all unvested restricted stock awards and all outstanding option awards at 2020, to such NEOs. Table IV sets forth all vesting of restricted stock awards and exercises of options by the NEOs during 2020. Table V sets forth non-qualified deferred compensation plan activity during 2020 for such NEOs. Table VI sets forth payments that would be made to such NEOs under certain plans or arrangements in the event of a termination of employment or a change in control of the Company.

TABLE I
SUMMARY COMPENSATION TABLE (FISCAL YEARS 2020, 2019 and 2018)
The following table sets forth certain compensation information for the Company’s NEOs in respect to the fiscal years ended December 31, 2020, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Charles Fabrikant(3)	2020	460,000	1,000,000	816,250	264,903	33,513	2,574,666
Executive Chairman and	2019	460,000	1,250,000	1,080,000	334,948	47,750	3,172,698
Chief Executive Officer	2018	460,000	2,200,000	1,394,700	293,505	64,316	4,412,521

Bruce Weins(4)	2020	330,000	600,000	293,850	95,365	13,434	1,332,649
Senior Vice President and	2019	330,000	325,000	388,800	107,183	15,121	1,166,104
Chief Financial Officer	2018	300,000	300,000	209,205	117,402	14,532	941,139

Eric Fabrikant(5)	2020	450,000	2,200,000	783,600	264,903	18,609	3,717,112
Chief Operating Officer	2019	450,000	1,150,000	1,036,800	334,948	23,165	2,994,913
	2018	450,000	1,150,000	836,820	293,505	24,187	2,754,512

William C. Long(6)	2020	375,000	675,000	293,850	95,365	13,867	1,453,082
Executive Vice President,	2019	375,000	400,000	388,800	87,086	16,349	1,267,235
Chief Legal Officer and	2018	375,000	375,000	278,940	88,051	15,759	1,132,750
Corporate Secretary
_____________________
(1)For 2018 and 2019, 60% of the annual bonus was paid at the time of the award and the remaining 40% was paid in two equal annual installments approximately one and two years after the date of the grant. Interest is currently paid on the deferred portion of bonus compensation at the rate of approximately 1.5% per annum. Any outstanding balance is payable upon the death, disability, qualified retirement, termination without “cause” of the employee, or the occurrence of a “change-in-control” of the Company; however, the outstanding balance is generally forfeited if the employee is terminated with “cause” or resigns without “good reason.” For 2020, 50% of the annual bonus was paid in March 2021, 20% was paid in April, following the consummation of the Business Combination, and 30% is scheduled to be paid on or about December 31, 2021, subject to continued employment with the Company through such date, subject to exceptions for certain involuntary terminations of employment.
(2)The dollar amount of restricted stock and stock options set forth in these columns reflects the aggregate grant date fair value of restricted stock and option awards made during 2020, 2019 and 2018 in accordance with the FASB ASC Topic 718 without regard to forfeitures. Discussion of the policies and assumptions used in the calculation of the grant date fair value are set forth in Notes 1 and 15 of the Consolidated Financial Statements included in the Company’s Original Filing.
(3)“All Other Compensation” for Mr. Charles Fabrikant includes $0, $20,464 and $35,988 in 2020, 2019 and 2018, respectively, of interest earned on the second and third installments of bonus payments, and $9,208, $8,842 and $8,558 in 2020, 2019 and 2018, respectively, of contributions made by the Company to match pre-tax elective deferral contributions (included under Salary) made under the SEACOR Savings Plan, a defined contribution plan established by the Company, effective July 1, 1994, that meets the requirements of Section 401(k) of the Internal Revenue Code. Mr. Charles Fabrikant was permitted to fly on the Company aircraft for business travel when doing so would make the most efficient use of his time and allowed him to focus on business-related matters while traveling. From time to time, Mr. Fabrikant’s wife accompanied him on these flights. Because Mr. Charles Fabrikant only flies on the Company aircraft for business and his wife’s occasional travel does not result in any incremental cost to the Company, no amount is shown in the “All Other Compensation” column in connection with this arrangement. In addition, to further enable the efficient use of his time and allow him to focus on business-related matters while he is working from our Ft. Lauderdale office, during 2020, 2019 and 2018 Mr. Fabrikant used the services of a car and driver to transport him between that office and his residence. The Company paid $5,861, $18,444 and $19,770 in 2020, 2019 and 2018, respectively, for these services, which is included in the “All Other Compensation” column above.
(4)“All Other Compensation” for Mr. Weins includes $3,459, $5,321 and $4,907 in 2020, 2019 and 2018, respectively, of interest earned on the second and third installments of bonus payments, and $9,975, $9,800 and $9,625 in 2020, 2019 and 2018, respectively, of contributions made by the Company to match pre-tax elective deferral contributions (included under Salary) made under the SEACOR Savings Plan as described in (3) above.
(5)“All Other Compensation” for Mr. E. Fabrikant includes $12,684, $18,827 and $18,812 in 2020, 2019 and 2018, respectively, of interest earned on the second and third installments of bonus payments, and $5,925, $4,338 and $5,375 in 2020, 2019 and 2018, respectively, of contributions made by the Company to match pre-tax elective deferral contributions (included under Salary) made under the SEACOR Savings Plan as described in (3) above.
(6)“All Other Compensation” for Mr. Long includes $3,892, $6,549 and $6,134 in 2020, 2019 and 2018, respectively, of interest earned on the second and third installments of bonus payments, and $9,975, $9,800 and $9,625 in 2020, 2019 and 2018, respectively, of contributions made by the Company to match pre-tax elective deferral contributions (included under Salary) made under the SEACOR Savings Plan as described in (3) above.

TABLE II
GRANTS OF PLAN–BASED AWARDS (FISCAL YEAR 2020)
The following table sets forth certain information with respect to grants of share plan-based awards during the year ended December 31, 2020, to each of the NEOs.

Name	Approval Date	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1) (#)	All Other Option Awards: Number of Securities Underlying Options(2) (#)	Exercise or Base Price of Option Awards ($)	Market Price on Grant Date ($)	Grant Date Fair Value of Stock and Option Awards(3) ($)
Charles Fabrikant	3/4/2020	3/4/2020	25,000			32.65	816,250
Executive Chairman	3/4/2020	3/4/2020		6,250	32.65	32.65	59,999
and Chief Executive	3/4/2020	6/4/2020		6,250	29.22	29.22	59,026
Officer	3/4/2020	9/4/2020		6,250	31.26	31.26	66,601
	3/4/2020	12/4/2020		6,250	36.29	36.29	79,277

Bruce Weins	3/4/2020	3/4/2020	9,000			32.65	293,850
Senior Vice President	3/4/2020	3/4/2020		2,250	32.65	32.65	21,600
and Chief Financial	3/4/2020	6/4/2020		2,250	29.22	29.22	21,249
Officer	3/4/2020	9/4/2020		2,250	31.26	31.26	23,976
	3/4/2020	12/4/2020		2,250	36.29	36.29	28,540

Eric Fabrikant	3/4/2020	3/4/2020	24,000			32.65	783,600
Chief Operating	3/4/2020	3/4/2020		6,250	32.65	32.65	59,999
Officer	3/4/2020	6/4/2020		6,250	29.22	29.22	59,026
	3/4/2020	9/4/2020		6,250	31.26	31.26	66,601
	3/4/2020	12/4/2020		6,250	36.29	36.29	79,277

William C. Long	3/4/2020	3/4/2020	9,000			32.65	293,850
Executive Vice President,	3/4/2020	3/4/2020		2,250	32.65	32.65	21,600
Chief Legal Officer	3/4/2020	6/4/2020		2,250	29.22	29.22	21,249
and Corporate Secretary	3/4/2020	9/4/2020		2,250	31.26	31.26	23,976
	3/4/2020	12/4/2020		2,250	36.29	36.29	28,540
______________________
(1)The amounts set forth in this column reflect the number of shares of restricted stock granted in 2020. These awards were scheduled to vest in five equal annual installments commencing approximately one year after the date of the award. Restricted stock awards vested immediately upon the consummation of the Business Combination.
(2)Options granted were originally exercisable in 25% annual increments beginning on March 4, 2021. The options were priced in four equal installments over a one-year period, with the first such installment being priced on the date of grant at an exercise price equal to the market price on that date and the remaining installments being priced quarterly thereafter at a price equal to the closing market price of Common Stock on the date of the pricing. Options vested immediately upon the consummation of the Business Combination.
(3)The dollar amount of restricted stock and stock options set forth in this column reflects the aggregate grant date fair value of restricted stock and option awards in accordance with the FASB ASC Topic 718 without regard to forfeitures. Discussion of the policies and assumptions used in the calculation of the grant date fair value are set forth in Notes 1 and 15 of the Consolidated Financial Statements included in our Annual Report on Form 10-K filed on February 25, 2021.

TABLE III
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2020)
The following table sets forth certain information with respect to outstanding equity awards at December 31, 2020, held by the NEOs.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable)(1) (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested(2) ($)
Charles Fabrikant	14,983	—		44.99	3/4/2021	16,000	(3)	663,200
Executive Chairman and	14,983	—		44.28	3/4/2021	16,000	(4)	663,200
Chief Executive Officer	14,983	—		38.26	3/4/2021	16,000	(5)	663,200
	14,983	—		39.68	3/4/2021	10,000	(6)	414,500
	7,491	—		44.97	3/2/2022	5,000	(7)	207,250
	7,491	—		38.53	3/2/2022
	7,491	—		39.36	3/2/2022
	7,491	—		41.23	3/2/2022
	11,625	—		42.23	3/4/2023
	11,625	—		48.26	3/4/2023
	11,625	—		52.89	3/4/2023
	11,625	—		57.67	3/4/2023
	11,625	—		55.85	3/6/2024
	11,625	—		50.37	3/6/2024
	11,625	—		50.01	3/6/2024
	11,625	—		45.28	3/6/2024
	11,625	—		44.87	3/4/2025
	11,625	—		43.24	3/4/2025
	11,625	—		38.57	3/4/2025
	11,625	—		34.14	3/4/2025
	15,500	3,876	(8)	31.05	3/4/2026
	15,500	3,876	(8)	35.10	3/4/2026
	15,500	3,876	(8)	36.24	3/4/2026
	15,500	3,876	(8)	39.18	3/4/2026
	5,812	1,938	(8)	39.97	4/5/2027
	5,812	1,938	(8)	35.68	4/5/2027
	5,812	1,938	(8)	37.63	4/5/2027
	5,812	1,938	(8)	47.10	4/5/2027
	2,500	2,500	(9)	46.49	3/6/2028
	2,500	2,500	(9)	52.88	3/6/2028
	2,500	2,500	(9)	51.02	3/6/2028
	2,500	2,500	(9)	40.64	3/6/2028
	1,562	4,688	(10)	43.20	3/4/2029
	1,563	4,687	(10)	43.06	3/4/2029
	1,562	4,688	(10)	47.20	3/4/2029

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable)(1) (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested(2) ($)
	1,563	4,687	(10)	41.91	3/4/2029
	—	6,250	(11)	32.65	3/4/2030
	—	6,250	(11)	29.22	3/4/2030
	—	6,250	(11)	31.26	3/4/2030
	—	6,250	(11)	36.29	3/4/2030

Bruce Weins	1,240	—		48.26	3/4/2023	4,500	(3)	186,525
Senior Vice President and	1,550	—		52.89	3/4/2023	4,500	(4)	186,525
Chief Financial Officer	1,550	—		57.67	3/4/2023	4,500	(5)	186,525
	1,705	—		55.85	3/6/2024	3,600	(6)	149,220
	1,705	—		50.37	3/6/2024	1,800	(7)	74,610
	1,705	—		50.01	3/6/2024
	341	—		45.28	3/6/2024
	698	—		44.87	3/4/2025
	698	—		43.24	3/4/2025
	698	—		38.57	3/4/2025
	698	—		34.14	3/4/2025
	930	465	(8)	31.05	3/4/2026
	930	465	(8)	35.10	3/4/2026
	930	465	(8)	36.24	3/4/2026
	930	465	(8)	39.18	3/4/2026
	1,550	775	(8)	39.97	4/5/2027
	1,550	775	(8)	35.68	4/5/2027
	1,550	775	(8)	37.63	4/5/2027
	1,550	775	(8)	47.10	4/5/2027
	1,000	1,000	(9)	46.49	3/6/2028
	1,000	1,000	(9)	52.88	3/6/2028
	1,000	1,000	(9)	51.02	3/6/2028
	1,000	1,000	(9)	40.64	3/6/2028
	500	1,500	(10)	43.20	3/4/2029
	500	1,500	(10)	43.06	3/4/2029
	500	1,500	(10)	47.20	3/4/2029
	500	1,500	(10)	41.91	3/4/2029
	—	2,250	(11)	32.65	3/4/2030
	—	2,250	(11)	29.22	3/4/2030
	—	2,250	(11)	31.26	3/4/2030
	—	2,250	(11)	36.29	3/4/2030

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable)(1) (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested(2) ($)
Eric Fabrikant	1,746	—		44.99	3/4/2021	13,200	(3)	547,140
Chief Operating Officer	1,746	—		44.28	3/4/2021	13,200	(4)	547,140
	1,746	—		38.26	3/4/2021	13,200	(5)	547,140
	1,746	—		39.68	3/4/2021	9,600	(6)	397,920
	1,996	—		44.98	3/2/2022	4,800	(7)	198,960
	1,996	—		38.53	3/2/2022
	1,996	—		39.36	3/2/2022
	1,996	—		41.23	3/2/2022
	2,325	—		42.23	3/4/2023
	2,325	—		48.26	3/4/2023
	2,325	—		52.89	3/4/2023
	2,325	—		57.67	3/4/2023
	2,325	—		55.85	3/6/2024
	2,325	—		50.37	3/6/2024
	2,325	—		50.01	3/6/2024
	2,325	—		45.28	3/6/2024
	3,875	—		44.87	3/4/2025
	3,875	—		43.24	3/4/2025
	3,875	—		38.57	3/4/2025
	3,875	—		34.14	3/4/2025
	6,200	1,550	(8)	31.05	3/4/2026
	6,200	1,550	(8)	35.10	3/4/2026
	6,200	1,550	(8)	36.24	3/4/2026
	6,200	1,550	(8)	39.18	3/4/2026
	5,812	1,938	(8)	39.97	4/5/2027
	5,812	1,938	(8)	35.68	4/5/2027
	5,812	1,938	(8)	37.63	4/5/2027
	5,812	1,938	(8)	47.10	4/5/2027
	2,500	2,500	(9)	46.49	3/6/2028
	2,500	2,500	(9)	52.88	3/6/2028
	2,500	2,500	(9)	51.02	3/6/2028
	2,500	2,500	(9)	40.64	3/6/2028
	1,562	4,688	(10)	43.20	3/4/2029
	1,563	4,687	(10)	43.06	3/4/2029
	1,562	4,688	(10)	47.20	3/4/2029
	1,563	4,687	(10)	41.91	3/4/2029
	—	6,250	(11)	32.65	3/4/2030
	—	6,250	(11)	29.22	3/4/2030
	—	6,250	(11)	31.26	3/4/2030

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable)(1) (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested(2) ($)
	—	6,250	(11)	36.29	3/4/2030

William C. Long	826	207	(8)	35.10	3/4/2026	4,800	(3)	198,960
Executive Vice President,	825	207	(8)	36.24	3/4/2026	4,800	(4)	198,960
Chief Legal Officer and	826	207	(8)	39.18	3/4/2026	4,800	(5)	198,960
Corporate Secretary	581	194	(8)	39.97	4/5/2027	3,600	(6)	149,220
	581	194	(8)	35.68	4/5/2027	1,800	(7)	74,610
	581	194	(8)	37.63	4/5/2027
	750	250	(8)	48.08	4/5/2027
	1,331	444	(8)	47.10	4/5/2027
	750	750	(9)	46.49	3/6/2028
	750	750	(9)	52.88	3/6/2028
	750	750	(9)	51.02	3/6/2028
	750	750	(9)	40.64	3/6/2028
	406	1,219	(10)	43.20	3/4/2029
	406	1,219	(10)	43.06	3/4/2029
	406	1,219	(10)	47.20	3/4/2029
	407	1,218	(10)	41.91	3/4/2029
	—	2,250	(11)	32.65	3/4/2030
	—	2,250	(11)	29.22	3/4/2030
	—	2,250	(11)	31.26	3/4/2030
	—	2,250	(11)	36.29	3/4/2030
______________________
(1)Options were scheduled to vest incrementally at a rate of one-fifth per year for options granted prior to December 31, 2016 and one-fourth per year for options granted after January 1, 2017.
(2)The amounts set forth in this column equal the number of shares of restricted stock indicated multiplied by the closing price of the Company’s common stock on December 30, 2020, which was $41.45.
(3)These shares vested on March 4, 2021.
(4)These shares were scheduled to vest on March 4, 2022, assuming continued employment or directorship with the Company.
(5)These shares were scheduled to vest on March 4, 2023, assuming continued employment or directorship with the Company.
(6)These shares were scheduled to vest on March 4, 2024, assuming continued employment or directorship with the Company.
(7)These shares were scheduled to vest on March 4, 2025, assuming continued employment or directorship with the Company.
(8)These options vested on March 4, 2021.
(9)These options were scheduled to vest in substantially equal proportions on March 4 of 2021 and 2022, assuming continued employment or directorship with the Company.
(10)These options were scheduled to vest in substantially equal proportions on March 4 of 2021, 2022 and 2023, assuming continued employment or directorship with the Company.
(11)These options were scheduled to vest in substantially equal proportions on March 4 of 2021, 2022, 2023 and 2024, assuming continued employment or directorship with the Company.

TABLE IV
OPTION EXERCISES AND STOCK VESTED (FISCAL YEAR 2020)
The following table sets forth certain information with respect to the number of options that the NEOs exercised in 2020 and the value realized from the vesting of restricted stock awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Charles Fabrikant	—	—	11,000	359,150
Executive Chairman and Chief Executive Officer
Bruce Weins	—	—	2,700	88,155
Senior Vice President and Chief Financial Officer
Eric Fabrikant	—	—	8,400	274,260
Chief Operating Officer
William C. Long	—	—	3,000	97,950
Executive Vice President, Chief Legal Officer and Corporate Secretary
_____________________
(1)The value realized on the exercise of stock options is based on the difference between the exercise price and the market price on the date of exercise.
(2)The value realized on vesting is determined by multiplying the number of shares vesting by the market price at the close of business on the date of vesting.

TABLE V
NON-QUALIFIED DEFERRED COMPENSATION (FISCAL YEAR 2020)
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
The following table sets forth for the NEOs certain information as of December 31, 2020, and for the year then ended with respect to the Deferred Compensation Plan.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year End ($)
Charles Fabrikant	—	—	—	—	—
Executive Chairman and Chief Executive Officer
Bruce Weins	—	—	4,811	—	32,199
Senior Vice President and Chief Financial Officer
Eric Fabrikant	—	—	—	—	—
Chief Operating Officer
William C. Long	—	—	—	—	—
Executive Vice President, Chief Legal Officer and Corporate Secretary

TABLE VI
POTENTIAL PAYMENTS UPON DEATH, DISABILITY, QUALIFIED RETIREMENT,
TERMINATION WITHOUT CAUSE OR A CHANGE OF CONTROL
The following table sets forth cash bonus payments and the acceleration of stock options and restricted stock upon the death, disability, qualified retirement, termination without “cause” of the employee, or, assuming the outstanding awards were not assumed or replaced in accordance with the 2014 Plan, upon the occurrence of a “change-in-control”, in each case, as of December 31, 2020.

Name	Bonus Awards(1) ($)	Option Awards(2) ($)	Stock Awards(3) ($)	Total ($)
Charles Fabrikant	1,000,000	344,769	2,611,350	3,956,119
Executive Chairman and Chief Executive Officer
Bruce Weins	600,000	102,511	783,405	1,485,916
Senior Vice President and Chief Financial Officer
Eric Fabrikant	2,200,000	288,410	2,238,300	4,726,710
Chief Operating Officer
William C. Long	675,000	87,473	820,710	1,583,183
Executive Vice President, Chief Legal Officer and Corporate Secretary
_____________________
(1)As described in footnote 1 to Table I, prior to 2020, annual cash bonuses were paid 60% at the time of the award and the remaining 40% is paid in two equal annual installments approximately one and two years after the date of the award. The amount in this table represents the total of all remaining annual installments and any accrued interest yet to be paid as of December 31, 2020.
(2)The dollar amount in this column reflects the accumulated value based on the difference between the strike prices and the closing price of the Common Stock on December 31, 2020, which was $41.45, for unvested options that would accelerate upon the death, disability, qualified retirement or termination without “cause” of the employee, or, assuming the outstanding awards were not assumed or replaced in accordance with the 2014 Plan, upon the occurrence of a “change in control” of the Company. Unvested options to purchase Common Stock with strike prices greater than $41.45 were excluded.
(3)The dollar amount in this column reflects the closing price of the Common Stock on December 31, 2020, which was $41.45, for unvested shares that would accelerate upon the death, disability, qualified retirement or termination without “cause” of the employee, or, assuming the outstanding awards are not assumed or replaced in accordance with the 2014 Plan, upon the occurrence of a “change in control” of the Company.
CEO Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, the Company’s providing the following information about the relationship of the annual total compensation of its employees to the annual total compensation of its CEO, Mr. Fabrikant.
For purposes of calculating the pay ratio in respect of 2020, the Company determined that, as of December 31, 2020, the Company’s employee population consisted of 2,194 individuals, not including its CEO. As of such date, less than 4% of the employee population was located outside the U.S. Under the de minimis exception provided for under the applicable SEC rules, the Company excluded 74 employees from Colombia, Singapore and the United Kingdom, representing approximately 3.4% of the Company’s total employee population. After excluding these individuals, the Company’s employee population for purposes of identifying the median employee consisted of approximately 2,120 individuals.
To identify the median employee for 2020, the Company reviewed the regular wages (for non-salaried employees) and annual base salary (for salaried employees) for each employee included in the population as reflected in a single pay period and annualized those amounts for each employee based on the number of hours worked during 2020. The Company did not apply any cost of living adjustments.
For purposes of calculating the median employee’s annual total compensation for 2020 for purposes of calculating the 2020 CEO pay ratio, the Company calculated all of the elements of such employee’s compensation for the 2020 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in an annual total compensation of $53,800. To calculate the annual total compensation of Mr. Fabrikant, the Company used the amount reported in the “Total” column of the 2020 Summary Compensation Table included in this Amendment, which was $2,574,666, resulting in a ratio of the annual total compensation of the Company’s CEO to the median of the annual total compensation of the Company’s employees of 48 to 1. The Company believes this pay ratio is a reasonable estimate calculated in a manner consistent with Item 402 of Regulation S-K.
Because the SEC rules for identifying the median of the annual total compensation of the Company’s employees and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable to the Company’s pay ratio, as other companies have headquarters in different countries, have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their pay ratios.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table sets forth information regarding beneficial ownership of the Company’s Common Stock by all persons (including any “group” as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who were known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock as of December 31, 2020, other than the Company’s executive officers and directors. As of December 31, 2020, 20,472,853 shares of the Company’s common stock were outstanding. As a result of the consummation of the Business Combination, none of the persons listed below remains a beneficial owner of the Company’s Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
BlackRock, Inc.(1) 55 East 52nd Street New York, New York 10055	2,994,580	14.63%
Dimensional Fund Advisors LP(2) Building One 6300 Bee Cave Road Austin, Texas 78746	1,582,706	7.73%
T. Rowe Price Associates, Inc.(3) 100 E. Pratt Street Baltimore, Maryland 21202	2,994,468	14.63%
T. Rowe Price Mid-Cap Value Fund, Inc.(4) 100 E. Pratt Street Baltimore, Maryland 21202	1,622,849	7.93%
The Vanguard Group(5) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	1,990,817	9.72%
______________________
(1)According to a Schedule 13G amendment filed with the SEC on January 26, 2021, by BlackRock, Inc. (“BlackRock”), BlackRock has sole voting power with respect to 2,955,743 shares of Common Stock and sole dispositive power with respect to 2,994,580 shares of Common Stock as of December 31, 2020. BlackRock serves as a parent holding company and, for purposes of the reporting requirements of the Exchange Act, may be deemed to beneficially own 2,994,580 shares of Common Stock. Various persons have the right to receive, or the power to direct, the receipt of dividends from, or the proceeds from the sale of, such shares of Common Stock. Other than ishares Core S&P small-Cap ETF, no one person’s interest in such shares of Common Stock is more than 5% of the total Common Stock outstanding. BlackRock Fund Advisors, a subsidiary of BlackRock, is identified in the Schedule 13G as beneficially owning 5% or more of the Common Stock.
(2)According to a Schedule 13G amendment filed with the SEC on February 16, 2021, by Dimensional Fund Advisors LP (“Dimensional”), Dimensional has sole voting power with respect to 1,527,464 shares of Common Stock and sole dispositive power with respect to 1,582,706 shares of Common Stock as of December 31, 2020. Dimensional is an investment adviser and furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional or its subsidiaries may possess voting and/or investment power over the shares of Common Stock owned by the Funds, and may be deemed to be the beneficial owner of the shares of Common Stock held by the Funds. However, all of the Common Stock reported in the Schedule 13G amendment is owned by the Funds and Dimensional disclaims beneficial ownership of all such securities. The Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Common Stock held in their respective accounts. No one Fund’s interest in such shares of Common Stock is more than 5% of the total Common Stock outstanding.
(3)According to a Schedule 13G amendment filed with the SEC on January 11, 2021 by T. Rowe Price Associates, Inc. (“Price Associates”), Price Associates has sole voting power with respect to 1,024,410 shares of Common Stock and sole dispositive power over 2,994,468 shares of Common Stock as of December 31, 2020. These shares are owned by various individual and institutional investors, for which Price Associates serves as an investment adviser and, for purposes of the reporting requirements of the Exchange Act, may be deemed to beneficially own 2,994,468 shares of Common Stock; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such shares. Price Associates does not serve as custodian of the assets of any of its clients; accordingly, in each instance only the client or the client’s custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, the Common Stock. The ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, the Common Stock, is vested in the individual and institutional clients which Price Associates serves as an investment adviser. Any and all discretionary authority which has been delegated to Price Associates may be revoked in whole or in part at any time. Not more than 5% of the shares of Common Stock is owned by any one client subject to the investment advice of Price Associates. With respect to the Common Stock owned by any one of the registered investment companies sponsored by Price Associates which it also serves as investment adviser (the “T. Rowe Price Funds”), only the custodian for each of such T. Rowe Price Funds, has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. No other person is known to have such right, except that the stockholders of each such T. Rowe Price Fund participate proportionately in any dividends and distributions so paid.
(4)According to a Schedule 13G amendment filed with the SEC on January 11, 2021 by T. Rowe Price Mid-Cap Value Fund, Inc. (“Price Mid-Cap Value Fund”), Price Mid-Cap Value Fund has sole voting power over 1,622,849 shares of Common Stock as of December 31, 2020.
(5)According to a Schedule 13G amendment filed with the SEC on February 10, 2021 by The Vanguard Group (“Vanguard”), Vanguard has shared voting power with respect to 18,856 shares of Common Stock, sole dispositive power with respect to 1,955,430 shares of Common Stock and shared dispositive power with respect to 35,387 shares of Common Stock as of December 31, 2020. Vanguard Asset Management, Limited, Vanguard Fiduciary Trust Company, Vanguard Global Advisors, LLC, Vanguard Group (Ireland) Limited, Vanguard Investments Australia Ltd, Vanguard

Investments Canada Inc., Vanguard Investments Hong Kong Limited and Vanguard Investments UK, Limited, wholly-owned subsidiaries of Vanguard, is the beneficial owner of the securities acquired being reported on by Vanguard.
SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS
The following table sets forth information regarding beneficial ownership of the Company’s Common Stock by: (i) each director of the Company immediately prior to the consummation of the Business Combination; (ii) each named executive officer of the Company immediately prior to the consummation of the Business Combination; and (iii) all directors and executive officers of the Company immediately prior to the consummation of the Business Combination as a group. Except where otherwise indicated in the footnotes to the table, all beneficial ownership information set forth below is as of December 31, 2020. As a result of the consummation of the Business Combination, none of the persons listed below remains a beneficial owner of the Company’s Common Stock.

Name and Address(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Charles Fabrikant(3)	1,258,961	6.05%
Bruce Weins(4)	53,359	*
Eric Fabrikant(5)	215,760	1.05%
William C. Long(6)	39,745	*
David R. Berz(7)	27,912	*
Oivind Lorentzen(8)	186,401	*
Christopher P. Papouras(9)	7,375	*
David M. Schizer(10)	23,750	*
Gail B. Harris	375	*
All directors and executive officers as a group (9 persons)(11)	1,813,638	8.58%
______________________
*    Less than 1.0%.
(1)Unless otherwise indicated, the address of each of the persons whose name appears in the table above is: c/o SEACOR Holdings Inc., 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316.
(2)The information contained in the table above reflects “beneficial ownership” of Common Stock within the meaning of Rule 13d-3 under the Exchange Act. Unless otherwise indicated, all shares of Common Stock were held directly with sole voting and dispositive power. Beneficial ownership information reflected in the table above includes shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or would have become exercisable within 60 days after December 31, 2020.
(3)Includes 494,072 shares of Common Stock that Mr. Charles Fabrikant may be deemed to own through his interest in, control of or relationship with (i) Fabrikant International Corporation (“FIC”), of which he is President, the record owner of 332,142 shares of Common Stock; (ii) VSS Holding Corporation, of which he is President and sole stockholder, the record owner of 12,388 shares of Common Stock; (iii) the Sara J. Fabrikant 2012 GST Exempt Trust, of which he is a trustee, the record owner of 12,000 shares of Common Stock; (iv) Sara Fabrikant, his wife, the record owner of 14,826 shares of Common Stock; (v) the Estate of Elaine Fabrikant, over which he is the executor, the record owner of 18,995 shares of Common Stock; (vi) the Charles Fabrikant 2012 GST Exempt Trust, of which his wife is a trustee, the record holder of 60,000 shares of Common Stock; (vii) the Harlan Saroken 2009 Family Trust, of which his wife is a trustee, the record holder of 800 shares of Common Stock; (viii) the Eric Fabrikant 2009 Family Trust, of which his wife is a trustee, the record owner of 800 shares of Common Stock; and (ix) the Charles Fabrikant 2009 Family Trust, of which he is a trustee, the record owner of 42,121 shares of Common Stock; and includes 63,000 shares of restricted stock over which Mr. Fabrikant exercises sole voting power and 330,894 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of December 31, 2020.
(4)Includes 18,900 shares of restricted stock over which Mr. Weins exercises sole voting power and 28,508 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of December 31, 2020.
(5)Includes 5,137 shares of Common Stock that Mr. E. Fabrikant may be deemed to own through his interest in, and control of, EBF Holdings LLC; and includes 54,000 shares of restricted stock over which Mr. E. Fabrikant exercises sole voting power and 113,366 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of December 31, 2020.
(6)Includes 19,800 shares of restricted stock over which Mr. Long exercises sole voting power and 10,926 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of December 31, 2020.
(7)Includes 24,112 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of December 31, 2020.
(8)Includes 12,500 shares of Common Stock that Mr. Lorentzen may be deemed to own through various trusts held for his children and 141,107 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of December 31, 2020.
(9)Includes 6,000 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of December 31, 2020.
(10)Includes 20,625 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of December 31, 2020.
(11)The number of shares of the Company’s Common Stock owned by all current directors and executive officers includes 675,538 shares of Common Stock issuable upon the exercise of options that are exercisable or will become exercisable within 60 days after December 31, 2020.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2020 regarding shares of the common stock issuable upon exercise and the weighted-average exercise price of all outstanding options, warrants and rights granted under the Company’s equity compensation plans as well as the number of shares available for issuance under such plans. In connection with the Business Combination, all equity awards were cancelled for the consideration described in the Merger Agreement, if any. No equity compensation plans have been adopted without the approval of the Company’s stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,500,059	$42.45	1,037,414
Equity compensation plans not approved by security holders	—	—	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions Policy
The Company established a written policy for the review and approval or ratification of transactions with Related Parties (the “Related Party Transactions Policy”) to assist it in reviewing transactions in excess of $120,000 (“Transactions”) involving the Company and its subsidiaries and Related Persons (as defined below).
The Related Party Transactions Policy supplemented the Company’s other conflict of interest policies set forth in the Company’s Corporate Governance Guidelines, its Code of Business Conduct and Ethics and its other internal procedures. A summary description of the Related Party Transactions Policy is set forth below.
For purposes of the Related Party Transactions Policy, a “Related Person” includes the Company’s directors, director nominees and executive officers since the beginning of the Company’s last fiscal year, beneficial owners of 10% or more of any class of the Company’s voting securities and members of the Immediate Family of any of the foregoing (as defined in the Policy), as well as the Company’s affiliates, investees, trusts for the benefit of employees and other parties with which the Company may deal if one party can control or significantly influence the management or operating policies of the Company.
The Related Party Transactions Policy provides that Transactions since the beginning of the last fiscal year must be approved or ratified by the Board. The Board has delegated to the Audit Committee the review and, when appropriate, approval or ratification of Transactions. Upon the presentation of a proposed Transaction, the Related Party is excused from participation and voting on the matter. In approving, ratifying or rejecting a Transaction, the Audit Committee will consider such information as it deems important to conclude if the transaction is fair and reasonable to the Company.
Whether a Related Person’s interest in a Transaction is material or not will depend on all facts and circumstances, including whether a reasonable investor would consider the Related Party’s interest in the Transaction important, together with all other available information, in deciding whether to buy, sell or hold the Company’s securities. In administering this policy, the Board or the relevant committee will be entitled (but not required) to rely upon such determinations of materiality by company management.
The Related Party Transactions Policy required the following factors to be taken into consideration in determining whether to approve or ratify a Transaction with a Related Party:
•the Related Party’s relationship to the Company and interest in the Transaction;
•the material facts of the Transaction, including the proposed aggregate value of such Transaction;
•the materiality of the Transaction to the Related Party and the Company, including the dollar value of the Transaction, without regard to profit or loss;
•the business purpose for and reasonableness of the Transaction, taken in the context of the alternatives available to the Company for attaining the purposes of the Transaction;
•whether the Transaction is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;

•whether the Transaction is in the ordinary course of the Company’s business and was proposed and considered in the ordinary course of the Company’s business;
•required public disclosures; and
•the effect of the Transaction on the Company’s business and operations, including on the Company’s internal control over financial reporting and system of disclosure controls or procedures, and any additional conditions or controls (including reporting and review requirements) that should be applied to such transaction.
The following arrangements did not generally give rise to Transactions with a Related Person for purposes of the Related Party Transactions Policy given their nature, size and/or degree of significance to the Company:
•use of property, equipment or other assets owned or provided by the Company, including aircraft, vehicles, housing and computer or telephonic equipment, by a Related Person primarily for Company business purposes where the value of any personal use during the course of a year is less than $10,000;
•reimbursement of business expenses incurred by a director or executive officer of the Company in the performance of his or her duties and approved for reimbursement by the Company in accordance with the Company’s customary policies and practices;
•compensation arrangements for non-employee directors for their services that have been approved by the Board or a committee thereof;
•compensation arrangements, including base pay and bonuses (whether in the form of cash or equity awards), for employees or consultants (other than a director or nominee for election as a director) for their services that have been approved by the Compensation Committee and employee benefits regularly provided under plans and programs generally available to employees; however, personal benefits from the use of company-owned or company-provided assets, including, but not limited to, personal use of company-owned or company-provided aircraft and housing, not used primarily for company business purposes may give rise to a Transaction with a Related Person;
•a transaction where the rates or charges involved are determined by competitive bids or involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority; and
•a transaction involving services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.
Certain Relationships and Related Transactions
The Company manages barge pools as part of its Inland Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Companies controlled by Mr. Charles Fabrikant, the Executive Chairman and Chief Executive Officer of SEACOR prior to the consummation of the Business Combination, and trusts established for the benefit of Mr. Charles Fabrikant’s children, own barges that participate in the barge pools managed by the Company. Mr. Charles Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. During the years ended December 31, 2020, 2019 and 2018, Mr. Charles Fabrikant and his affiliates earned $0.6 million, $0.5 million and $0.9 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2020 and 2019, the Company owed Mr. Charles Fabrikant and his affiliates $0.4 million and $0.1 million, respectively, for undistributed net barge pool results.
Mr. Charles Fabrikant is a director of SEACOR Marine.
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

Director Independence
The Board adopted standards for determination of director independence in compliance with the Corporate Governance Listing Standards of the New York Stock Exchange (the “NYSE”). A copy of the Director Independence - Categorical Standards is available to holders of the Company’s Common Stock free of charge on the Company’s website at www.seacorholdings.com under the link chain “Investors - Corporate Governance – Governance Documents.”
The Board affirmatively determined that each member of the Board prior to the consummation of the Business Combination met the Company’s independence standards with the exception of Mr. Charles Fabrikant. In connection with the determination of Mr. Lorentzen’s independence, the Nominating and Corporate Governance Committee and the Board considered his previous position as the Chief Executive Officer of the Company, but determined he was independent, as he has not held that position since February 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm Fee Information
Fees for professional services provided by Grant Thornton LLP for the years ended December 31 were as follows:

	2020	2019
Audit Fees	$1,702,461	$1,796,484
Audit-Related Fees	—	10,500
All Other Fees	—	—
Total	$1,702,461	$1,806,984
Audit Fees represent fees for professional services provided in connection with the audit of the Company’s financial statements, reporting on management’s assertions regarding internal controls over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act, review of the Company’s quarterly financial statements, and services provided in connection with other statutory or regulatory filings. Audit-Related Fees represent fees for professional services related to consents, consulting on interpretations and application of FASB pronouncements and SEC regulations. All Other Fees relate to fees associated with third party inspection of Grant Thornton's workpapers supporting certain stand-alone audited financial statements.
The Audit Committee has determined that the provision of the services described above is compatible with maintaining the independence of our independent registered public accountants. All of the services described in the foregoing table were approved in conformity with the Audit Committee’s pre-approval process.
Pre-approval Policy for Services of Independent Registered Public Accounting Firm. The Audit Committee’s policy was to pre-approve all audit services, audit-related services and other services permitted by law provided by the independent registered public accounting firm. In accordance with that policy, the Audit Committee annually reviews and approves a list of specific services and categories of services, including audit, audit related, tax, and other permitted services, for the current or upcoming fiscal year, subject to specified terms and cost levels. Any service not included in the approved list of services or any modification to previously approved services, including changes in fees, must be specifically pre-approved by the Audit Committee. Where proposed additions or modifications relate to tax and all other non-audit services to be provided by the independent registered public accounting firm, the Audit Committee may delegate the responsibility of pre-approval to the Chair of the Audit Committee.

PART IV
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
2.1*
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

Exhibit Number	Description
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

10.8*+
Form of Stock Option Grant Agreement for Officers and Key Employees Pursuant to the SEACOR Holdings Inc. Amended 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2013 (File No. 001-12289)).

10.9*+
Form of Indemnification Agreement for Directors and Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2013 (File No. 001-12289)).

10.10*
SEACOR Holdings Inc. Management Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 10, 2014 (File No. 001-12289)).

10.11*+
SEACOR Holdings Inc. 2014 Share Incentive Plan (incorporated herein by reference to Appendix B of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 10, 2014 (File No. 001-12289)).

10.12*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014 (File No. 001-12289)).
10.13*+	Form of Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2014 (File No. 001-12289)).
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

Exhibit Number	Description
10.19*
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

21.1**	List of Registrant’s Subsidiaries.
23.1**	Consent of Independent Registered Certified Public Accounting Firm.
31.1**	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2**	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.3***	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.4***	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1**	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Incorporated herein by reference as indicated.
+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of the Original Filing.
**	Filed with Original Filing
***	Filed herewith.

SIGNATURES
    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to its annual report on Form 10-K for the fiscal year ended December 31, 2020, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

By:	/s/ BRUCE WEINS
Name:	Bruce Weins
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: April 28, 2021